Form 10-K
period 1996-12-31
GOLF TRUST OF AMERICA INC
filed 1997-03-31
CIK 1024126

------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K
                            ___________________________


/x/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1996.

/ / Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to ________.

                           ____________________________

                         Commission File Number 000-22091

                           GOLF TRUST OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)

          Maryland                                   33-0724736
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)



       14 North Adger's Wharf, Charleston, South Carolina 29401; (803) 723-4653
        (Address of principal executive offices) (Zip Code) (Telephone number)

_______________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, $0.01 par value                 American Stock Exchange
     (Title of each class)           (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.
_______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

On March 24, 1997 there were 3,910,000 common shares outstanding of the registrant's only class of common stock. Based on the March 24, 1997 closing price, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $96,955,288.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits to the Company's Registration Statement on Form S-11 (registration no. 333-15965) and the Company's amended Current Report on Form 8-K, dated February 26, 1997 (filed March 17, 1997), are incorporated by reference in Part IV hereof.
------------------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM NO.                                                                   PAGE
--------                                                                   ----

                                     PART I

   1.         Business ...................................................   3
   2.         Properties .................................................  14
   3.         Legal Proceedings ..........................................  28
   4.         Submission of Matters to a Vote of Security Holders ........  28

                                    PART II

   5.         Market for the Registrant's Common Equity and
              Related Shareholder Matters ................................  28
   6.         Selected Financial Data ....................................  31
   7.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................  35
   8.         Financial Statements and Supplementary Data ................  45
   9.         Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure ........................  45

                                   PART III

   10.        Directors and Executive Officers of the Registrant .........  45
   11.        Executive Compensation .....................................  48
   12.        Security Ownership of Certain Beneficial Owners
              and Management .............................................  53
   13.        Certain Relationships and Related Transactions .............  54

                                   PART IV

   14.        List of Exhibits, Financial Statements, Schedules
              and Reports on Form 8-K ....................................  55

   *          Signatures/Power of Attorney ...............................  56
   *          Financial Statements and Schedules .........................  F-1

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Golf Trust of America, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of golf courses in the United States. The principal business strategy of the Company is to acquire high quality golf courses and to lease the golf courses to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"), in which the Company is the sole general partner. The Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are redeemable by their holder for cash or, at the election of the Company, for shares of the Company's common stock ("Common Stock") on a one-for-one basis (the "Redemption Rights"). When the Company acquires a golf course in exchange for OP Units, the seller of the course does not recognize taxable income until it exercises the OP Units' Redemption Rights. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes its ability to issue OP Units and its utilization of the multiple independent lessee structure, together with the substantial industry knowledge, experience and relationships within the golf community of Company management and the golf course lessees provide it with a distinct competitive advantage in the acquisition of high quality golf courses, including those which might not otherwise be available for purchase.

     INITIAL PUBLIC OFFERING AND FORMATION TRANSACTIONS

     In February 1997, the Company raised net proceeds of approximately $73 million in its initial public offering (the "IPO") and consummated the transactions described below (collectively the "Formation Transactions"). In the IPO the Company sold 3,910,000 shares of Common Stock at $21.00 per share (including 510,000 shares sold pursuant to the underwriters' over-allotment option, which was exercised in full). The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a 48.6% interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses (the "Initial Courses") from their prior owners (the "Prior Owners").

     The ten Initial Courses are located in South Carolina (4), Virginia (2), Alabama, Georgia, North Carolina and Texas. See "Item 2 -- Properties." Title to the Initial Courses is held by the Operating Partnership. The Initial Courses were contributed by their Prior Owners to the Operating Partnership in exchange for approximately $6.2 million in cash, the assumption of approximately $43.1 million of mortgage and other indebtedness and approximately 4.1 million OP Units, which represent a 51% limited partnership interest in the Operating Partnership. Control of the Operating Partnership remains in the hands of the Company, as the sole general partner.

     Concurrently with the closing of the IPO, the Initial Courses were leased to newly-formed entities (the "Initial Lessees"), each of whom is affiliated with the Prior Owner of the leased course. The Company believes it will benefit from the continuity of golf course management provided by the Initial Lessees, whose affiliates developed and operated each of the Initial Courses since their inception. Neither the Company nor its executive officers own any interest in or participate in the management of the Initial Lessees. The leases between the Operating Partnership, as lessor, and each Initial Lessee (the "Participating Leases") provide for the payment of lease payments ("Lease Payments") comprised of fixed base rent ("Base Rent") and participating rent based on growth in revenue at the Initial Course ("Participating Rent"). See "Item 2 -- Properties."

     Prior to the IPO, the Chairman of the Board, Chief Executive Officer and President of the Company, W. Bradley Blair, II, served as the Executive Vice President and Chief Operating Officer of Legends Group, Ltd., (together with its affiliates, "The Legends Group"), a leading golf course owner, developer and operator in the southeast and mid-Atlantic regions of the United States. Upon completion of the IPO, Mr. Blair resigned from Legends Group, Ltd. and no longer holds any interest in the golf operations of The Legends Group.

     Seven of the Company's Initial Courses were acquired from The Legends Group. The one Legends Group course not acquired by the Company is owned by The Legends Group pursuant to a ground lease with a short remaining term, which does not presently meet the Company's investment criteria. As part of the Formation Transactions, the Company entered into an Option to Purchase and Right of First Refusal Agreement relating to that course and any other golf courses owned, developed or acquired by The Legends Group. The initial Participating Leases with affiliates of The Legends Group (the "Legends Lessees") are cross-collateralized and cross-defaulted.

     The Company currently has approximately $4.3 million of outstanding indebtedness, which was incurred in connection with the acquisition of one of the Initial Courses so as to minimize certain adverse tax consequences for that course's Prior Owner. The Company intends to maintain a capital structure which limits consolidated indebtedness to no more than 50% of its total market capitalization.

     The Operating Partnership is structured as follows. Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 48.6% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2% interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 48.4% interest therein. The other limited partners include the seven Prior Owners (with an aggregate 51.1% interest), and Mr. Blair and David J. Dick, the Company's Executive Vice President (who together hold less than a 0.5% interest). Pursuant to the First Amended and Restated Agreement of Limited Partnership, which was entered into concurrently with the closing of the IPO, the limited partners do not have day-to-day control over the Operating Partnership. However, the limited partners are entitled to vote on certain matters, including the sale of all or substantially all the Company's assets or the merger or consolidation of the Operating Partnership, which decisions require the approval of the holders of at least 66.7% of the interests in the Operating Partnership. Each of the limited partners other than GTA LP may redeem up to 50% of its OP Units beginning one year after completion of the IPO and the remaining 50% beginning two years after completion of the IPO for cash or, at the election of the Company, for shares of Common Stock on a one-for-one basis.

     RECENT DEVELOPMENTS

     The Company is actively pursuing the acquisition of golf courses throughout the United States and expects to acquire additional golf courses in 1997. In addition, the Company is negotiating the terms and conditions pursuant to which it would lend money to a golf course operator to be secured by a multi-course facility where an equity investment is not possible. If such a loan is made the Company expects that the payments under the loan would provide for base interest and participating interest structured similar to the payments of base rent and participating lease payments under the Participating Leases.

     Following the IPO, the Company moved its executive offices. They are now located at 14 North Adger's Wharf, Charleston, South Carolina 29401. The Company's telephone number is (803) 723-4653.

BUSINESS PLAN AND OPERATIONAL OBJECTIVES

     The Company will seek to maximize its cash available for distribution to stockholders and enhance stockholder value by acquiring additional golf courses that meet one or more of the Company's investment criteria and by participating in increased revenue from the Initial Courses and any subsequently acquired golf courses through the Participating Leases.

     In certain instances local tax laws make sale-leaseback transactions prohibitively expensive and in other instances a golf course owner may be unwilling to sell the course, but would be interested in financing the particular golf course. In these instances, the Company may elect to become a lender with its loan secured by a first-lien on the underlying golf course asset and the loan structured with a participating interest similar to the Participating Lease structure.

     ACQUISITIONS

     The Company believes market conditions today are favorable for the acquisition of golf courses at attractive returns. The Company intends to acquire additional golf courses, including multi-course portfolios, that meet one or more of its investment criteria as generally described below. The Company believes its multiple independent lessee structure and its ability to issue OP Units, together with the industry knowledge, experience and relationships of management of the Company and the Initial Lessees will permit the Company to effectively target and acquire high quality golf courses, including those which might not otherwise be available for sale.

     To fund acquisitions, the Company expects to have access to a variety of debt and equity financing sources, including a line of credit and the ability to issue OP Units as described below.

     The Company and NationsBank, N.A. have signed a term sheet relating to a $75 million line of credit (the "Line of Credit") which will be used primarily for acquisitions. Definitive documentation on the Line of Credit is currently being finalized. The Company expects the Line of Credit facility to be available in the second quarter of 1997. However, the Company has not consummated the Line of Credit and there can be no assurance that such credit will be extended to the Company.

     The Company's ability to issue OP Units can provide a means of structuring tax-deferred transactions for sellers of golf courses. OP Units represent units of limited partnership interest in the Operating Partnership.
 OP Units are redeemable for cash, or at the Company's option, Common Stock under certain conditions. To the extent the Company acquires a golf course in exchange for OP Units, the golf course's seller generally will not recognize taxable income until it exercises the OP Units' Redemption Rights.

     The Company believes it can attract sellers by offering them the following benefits: (i) the tax deferral and increased liquidity associated with owning OP Units; (ii) the ability to retain control over the operations of the golf course by leasing the golf course back from the Company through the Company's multiple independent lessee structure; (iii) the ability to obtain additional OP Units through the Lessee Performance Option (described below); (iv) marketing and purchasing economies of scale gained from participation in the Advisory Association (as defined herein); and (v) the ability to diversify the seller's investment by participating as an equity owner in the Company's portfolio of golf courses.

     The Company recently signed a non-binding letter of intent to enter into a strategic alliance with Troon Golf, LLC ("Troon Golf"), an affiliate of Starwood Capital Group, LLC ("Starwood"). The Company believes Troon Golf is one of the United States' leading golf course management, development and consulting companies. The non-binding letter of intent provides that the Company will enter into purchase agreements on substantially the same terms and conditions under which the Initial Courses were acquired, including the purchase price calculation, to acquire certain golf courses which Troon Golf is currently negotiating to acquire. The Company anticipates it would acquire such golf courses directly from third-party sellers through assignments of the purchase agreements. Any such agreement would be subject to customary due diligence and closing conditions. The letter of intent provides that, subject to the consummation of the Company's acquisition of courses from Troon Golf, Starwood will have the right to nominate one member of the Company's Board of Directors. Pursuant to the proposed alliance, the Company would be granted a limited right of first offer to acquire golf courses identified by Troon in the future, which courses would then be leased to Troon Golf under Participating Leases. In addition, the Company would grant Troon Golf a limited right of first offer to lease up to five newly-acquired courses annually that the Company does not intend to lease to affiliates of the sellers in certain geographic areas for an initial period of two years. However the Company and Troon Golf have not entered into any definitive agreements with respect to the terms of the strategic alliance or the acquisition of golf courses and there can be no assurances that the Company and Troon Golf will consummate any transactions contemplated by the non-binding letter of intent.

     The Company intends to concentrate its investment activities on golf courses available at attractive prices that meet one or more of the following criteria:

     - high quality Daily Fee courses that target avid golfers, who the Company believes are generally willing to pay the higher green fees associated with high quality golf courses;

     - courses that offer superior facilities and service and attract a relatively high number of affluent destination golfers;

     - courses owned by multi-course owners and operators who have a strong regional presence and afford the Company the opportunity to expand in a particular region;

     - private or semi-private golf courses with proven operating histories that have the potential for significant cash flow growth;

     - newly developed, well-designed courses with high growth potential; and

     - high quality, well-maintained golf courses with proven operating histories located in areas where significant barriers to entry exist.

     The Company will undertake a sophisticated analysis with respect to golf courses to be considered for acquisition, including an evaluation of the following:

     -    condition of course and agronomy review;

     -    competitive position in market;

     -    barriers to entry in development of new golf courses;

     - irrigation -- quantity, quality and cost (watershed, wells, etc.);

     - strength of the lodging industry, including hotels and condominiums, in destination golf areas; and

     -    product and service differentiation.

     In sum, the Company believes its initial low level of debt, coupled with the Line of Credit and the ability to issue OP Units, will provide the Company with significant financial flexibility in pursuing golf course acquisition opportunities. However, there can be no assurance that the Company will be able to find courses that meet its investment criteria; and there can be no assurance that the Company will have access to sufficient debt and equity financing to allow it successfully to acquire such courses. Moreover, acquisitions entail risks that acquired courses will fail to perform in accordance with expectations.

     EXPANSIONS

     The Prior Owner of Northgate Country Club, an Initial Course, plans to add nine holes to the golf course and the Prior Owner of The Woodlands, another Initial Course, intends to build a new clubhouse there (collectively, the "Expansion Facilities"). Subject to satisfaction of certain conditions, the Company has agreed that it will acquire the Expansion Facilities when they are fully completed and operational. The Company will acquire each Expansion Facility for a price equal to the cost of construction, which cost must be approved in advance by the Company and which may include an allowance for land. No development fee will be paid to a Prior Owner or any affiliate of a Prior Owner in connection with the construction of the Expansion Facilities.

     Upon the Company's acquisition of the respective Expansion Facilities, the Participating Leases for Northgate Country Club and The Woodlands will be amended to include the applicable Expansion Facility, to increase the Base Rent in an amount designed to be accretive to the Company's Funds From Operations per share, and the Prior Owner will be required to pledge additional OP Units (or cash or security acceptable to the Company) equal to 15% of the purchase price paid by the Company for the applicable Expansion Facility.

     INTERNAL GROWTH

     Based on the experience of its management, the Company believes the Initial Courses offer opportunities for revenue growth through continued effective marketing and efficient operations. As described below, the Participating Leases have been structured to provide the Initial Lessees with incentives to operate and maintain the Initial Courses in a manner designed to increase revenue and, as a result, increase Lease Payments to the Company under the Participating Leases. The Company believes that management of the Initial Lessees have demonstrated expertise in the management of the Initial Courses and that the Initial Courses are positioned to benefit from favorable trends in the golf industry. See "The Golf Industry," below.

     PARTICIPATING LEASES. The Participating Leases provide that for any calendar year, the Company will receive with respect to each Initial Course, the greater of Base Rent or an amount equal to Participating Rent plus the initial Base Rent payable at the Initial Course. Participating Rent is equal to 33 1/3% of any increase in Gross Golf Revenue over Gross Golf Revenue at the Initial Course in 1996, as adjusted in determining the initial Base Rent. Base Rent under each Participating Lease will increase annually by the lesser of (i) 3% or (ii) 200% of the change in the Consumer Price Index ("CPI") for the prior year (the "Base Rent Escalator") during each of the first five years of the Participating Lease and, if the

Lessee Performance Option is exercised, for an additional five years thereafter. Annual increases in Lease Payments are limited to 5% during the first five years of the initial lease terms. "Gross Golf Revenue" is generally defined as all revenues from an Initial Course including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue.

     LESSEE PERFORMANCE OPTION. The Company acquired the Initial Courses from the Prior Owners, and expects to acquire additional Initial Courses from other owners, utilizing an innovative lease structure. The Company's lease structure, including the Lessee Performance Option, is designed to encourage aggressive growth in revenue at the Initial Courses as well as to facilitate the Company's acquisition of golf courses by allowing the Company to acquire golf courses which it believes have high growth potential and which might not otherwise be available for purchase. Under the Lessee Performance Option, during years three through five of each Participating Lease, the applicable Prior Owner, subject to certain qualifications and restrictions, may elect one time to increase the Base Rent payable in order to receive additional OP Units. The Prior Owner of the Northgate Country Club will have an additional two year period to exercise the Lessee Performance Option if it elects to construct the nine hole expansion planned for that course. OP Units issued pursuant to the exercise of a Lessee Performance Option will be redeemable at the election of the holder for cash or, at the Company's election, shares of Common Stock on a one-for-one basis. A Prior Owner may exercise the Lessee Performance Option only if the current year net operating income of the applicable Initial Lessee, inclusive of a 113.50% coverage ratio, exceeds such Initial Lessee's then current year Lease Payment obligation. Each Prior Owner may only increase the Base Rent payable by the applicable Initial Lessee up to the incremental positive difference between such Initial Lessee's net operating income (inclusive of the 113.5% coverage ratio) and its total lease payment obligation. The Lessee Performance Option is designed to be accretive to the Company's Funds from Operations on a per share basis because the formula used to calculate the number of OP Units issuable in exchange for increased Base Rent provides that the increase in Base Rent will initially exceed the expected annual distributions payable on such OP Units. Following exercise of the Lessee Performance Option, the adjusted Base Rent will be increased by the Base Rent Escalator each year for a period of five years.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in the business of acquiring golf course properties and leasing them to independent operators as well as lending money to be secured by golf course facilities in certain situations where a similar structure to the Participating Lease can be achieved.

     To its knowledge, the Company is one of only two publicly traded REITs in the United States focused exclusively on owning and acquiring golf courses.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company's goal is to generate cash available for distribution and to enhance stockholder value by becoming a leading owner of, and participating in increased revenue from, nationally or regionally recognized high quality golf courses. Four of the Company's Initial Courses were ranked among the Top Ten New Courses by either GOLF DIGEST or GOLF MAGAZINE in the year the applicable Initial Course opened, including the recently opened Stonehouse Golf Club, which in November 1996 was named the Best New Upscale Course by GOLF DIGEST for 1996. The Company believes that the quality of the Initial Courses is further reflected in the average green fees at the Initial Courses, which significantly exceed national industry averages. All of the Initial Courses were developed and, until their acquisition by the Company, were continuously operated by their Prior Owners. The Initial Lessees are newly-formed special purpose entities affiliated with the Prior Owners. Each Initial Course is now leased to an Initial Lessee pursuant to a Participating Lease. The Initial Lessees are in the process of organizing a lessee advisory association (the "Advisory Association"), which will participate in cross-marketing of the Initial Courses and seek quantity discounts for its members. The Company believes the continuity of management provided by these experienced operators will facilitate the Company's growth and profitability. The Company believes that the substantial ownership interest of the Prior Owners (who are affiliates of the Initial Lessees) in the Company will align the interests of the Initial Lessees with those of the Company's stockholders. As security for its affiliated Initial Lessee's obligations under its Participating Lease, each Prior Owner has pledged to the Company for a minimum of two years OP Units having a value, based on the IPO Price, equal to 15% of the Company's purchase price for the applicable Initial Course, which approximates 16 months of the initial Base Rent under the applicable Participating Lease.

     EMPLOYEES

     The Company is self-administered and has six full-time employees, three of whom have signed employment agreements with the Company.

     ENVIRONMENTAL MATTERS

     Operations at the Initial Courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the Initial Courses, the Operating partnership may be potentially liable for any such costs.

     Recent Phase I environmental site assessments ("ESAs") were obtained on all of the Initial Courses in connection with their acquisition by the Operating Partnership. The Company intends to obtain an ESA on any other golf course acquired in the future. Phase I ESAs are intended to identify potential environmental contamination for which the owner may be responsible. The Phase I ESAs included historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of hazardous substances, toxic substances and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs obtained on the Initial Courses did not include invasive procedures, such as soil sampling or ground water analysis.

     The Phase I ESAs did not reveal any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. Nevertheless, it is possible that these ESAs do not reveal all environmental liabilities or that there are material environmental liabilities or compliance concerns of which the Company is unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Initial Courses will not be affected by the condition of the properties in the vicinity of the Initial Courses (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Operating Partnership, or the Company.

     The Company believes that the Initial Courses are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of its present or former properties.

     TAX STATUS

     The Company intends to make an election to be taxed as a REIT under
Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1997. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

     GOVERNMENT REGULATION

     The Initial Courses are subject to the Americans with Disabilities Act of 1990 (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as clubhouses and recreation areas be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the Initial Courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Participating Leases, the Initial Lessees will be responsible for any costs associated with ADA compliance.

THE GOLF INDUSTRY

     UNLESS OTHERWISE NOTED, REFERENCES HEREIN TO NATIONAL INDUSTRY STATISTICS AND AVERAGES ARE BASED ON REPORTS OF THE NATIONAL GOLF FOUNDATION ("NGF"), AN INDUSTRY TRADE ASSOCIATION NOT AFFILIATED WITH THE COMPANY.

     The Company believes the United States golf industry is entering into a period of significant growth. As described below, the number of golfers increased by 67% between 1980 and 1995, from 15 million to 25 million golfers. The Company expects that this growth will contribute to an increase in the number of rounds played and Gross Golf Revenues at the Initial Courses and any golf courses subsequently acquired by the Company.

     COMPETITIVE ENVIRONMENT

     Golf course ownership in the United States is highly fragmented. There are approximately 15,400 golf courses in the United States owned by approximately 11,000 different entities. There are relatively few owners of more than one course. Based on NGF statistics, the Company believes that the 15 largest golf course owners in the United States collectively own or lease fewer than 5% of the total number of golf courses and that fewer than 10 golf course owners own more than 10 golf courses. The Company believes that this fragmented ownership provides an excellent opportunity for consolidation of the ownership of high quality golf courses.

     The Company believes the current lack of consolidation in the golf course industry has resulted from a variety of factors, including a scarcity of capital, the entrepreneurial nature of many golf course owners and operators and the associated pride of ownership. The Company believes that the economies of scale in owning and operating multiple golf courses, the growing significance of professional financial management in the operation of golf courses and the desire for liquidity by golf course owners will gradually lead to consolidation of golf course ownership. The Company believes it will be well positioned to take advantage of opportunities to select high-quality courses because of its multiple independent lessee format, lease structure and financial flexibility.

     Largely in response to the increasing popularity of golf, the construction of golf courses in the United States has increased significantly in recent years. New golf course openings from the mid-1970's through 1987 averaged approximately 150 golf courses per year. For the period 1987 through 1995 an average of 275 new golf courses were opened each year, with a high of 336 new golf course openings in 1995.

     The golf industry generated approximately $15 billion in revenues in the United States in 1995. The Company believes the game of golf has exhibited strong growth in popularity as shown below.

                                                 1980    1995   % CHANGE
                                                 ----    ----   --------
                                                  (MILLIONS)
     Number of golfers ........................    15      25      67%
     Rounds played ............................   358     490      37%


     DEMOGRAPHICS

     Additionally, the Company believes the game of golf will benefit from favorable demographic trends. The United States Census Bureau estimates that the population age 50 and over will increase from 69.3 million in 1996 to
96.3 million in 2010, a 39% increase. The average number of rounds played per golfer on an annual basis increases significantly with age. Golfers in their 50's play more than twice as many rounds annually as golfers in their 30's, and golfers age 65 and older generally play three times as many rounds annually as golfers in their 30's. The Company believes that the number of golfers as well as the total number of rounds played will increase significantly as the average age of the population continues to increase. The Company anticipates that the number of golfers, as well as the total number of rounds played, will increase as the average age of the population continues to increase. The Company believes that the "baby boomers," the oldest of whom are in their early 50's, will contribute to the growth in total rounds played due to growing wealth and leisure time as well as the suitability of golf as a sport for an aging population. In addition, the Company believes that golfers over the age of 50 play a substantially greater number of rounds at high quality golf courses relative to younger golfers because, on average, older golfers have more disposable income and leisure time than younger golfers.

     The following table illustrates the growth in demand at Daily Fee courses, as compared to municipal courses, which tend to be of lesser quality, and private country clubs.

                                        ROUNDS PLAYED
                                        (IN MILLIONS)
                                        --------------   PERCENT
                                        1994      1995    CHANGE
                                        ----      ----   -------
     Daily Fee .....................   194.1     220.2     13.4%
     Municipal .....................   143.7     144.1      0.3%
     Private .......................   127.0     125.9     (0.9%)
                                       -----     -----     ----

          Total ....................   464.8     490.2      5.4%

     The Company believes that high quality Daily Fee courses (including Resort Courses), similar to those targeted by the Company, are well situated to take advantage of the changing demographics. High quality golf courses have generated increased revenues by charging higher green fees in response to golfer demand. The following table illustrates the percentage increase in weekend green fees at Daily Fee courses.

                                   DAILY FEE
                                 GREEN FEES --
                                    WEEKEND
                                 -------------    PERCENT  ANNUAL
                                 1993     1995     CHANGE  CHANGE
                                 ----     ----    -------  ------

     Median ...................   $18   $21        16.7%    8.0%
     Top 25% ..................   $25   $30        20.0%    9.5%
     Top 5% ...................   $53   $65        22.6%   10.7%


     SEASONALITY

     The golf industry is seasonal in nature because of weather conditions and the fewer available tee times during the rainy season and the winter months. Each of the Initial Lessees operating a daily fee course may vary green fees based on changes in demand. The effect of seasonality may be expected to cause significant quarterly fluctuations in the Company's Participating Lease revenues. Effects of such seasonality on the Company's operating results may change over time depending upon the location and climate of additional golf courses which the Company may acquire.

ITEM 2.  PROPERTIES

     The Initial Courses consist of 10 nationally or regionally recognized high quality courses located in the mid-Atlantic, southeastern and southwestern United States. Four of the Initial Courses were ranked among the Top Ten New Courses by either GOLF DIGEST or GOLF MAGAZINE in each course's opening year, including the recently opened Stonehouse Golf Club, which in November 1996 was named the Best New Upscale Course by GOLF DIGEST for 1996. Two of the established courses (Oyster Bay and Heritage Club) have been ranked in the Top 50 Public Initial Courses by GOLF DIGEST.

     The Initial Courses include nine high quality Daily Fee courses (including six Resort Courses) and one private country club. "Daily Fee" courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. "Resort Courses" are Daily Fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue through golf vacation packages. The Company considers the Daily Fee and Resort Courses to be high-end golf courses because of the quality and maintenance of each golf course and the average green fees, which are significantly above the averages for golf courses in their respective geographic markets. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

     The Company believes that the overall quality of the Initial Courses is reflected in the average green fees charged at each Initial Course, which significantly exceed national averages. The Company believes its focus on high quality Daily Fee golf courses and private country clubs, which attract golfers with attractive demographic and economic profiles, will result in stronger and less cyclical revenue growth in comparison to lower-end golf courses.

     Five of the Initial Courses are located in the Myrtle Beach, South Carolina vicinity, a popular year-round golf destination area. Myrtle Beach is considered one of the nation's premier golf resort locations with nearly 100 golf courses and more than 3.9 million rounds played in 1995, according to the MYRTLE BEACH GOLF HOLIDAY TM. In addition to golf courses, Myrtle Beach offers a mix of entertainment, shopping and dining, as well as proximity to beaches. All of the Initial Courses located in the Myrtle Beach vicinity were developed by The Legends Group.

     Two of the Initial Courses are located in the Williamsburg, Virginia area and were opened in June and August, 1996. Williamsburg is a leading tourist destination and an emerging golf destination area, with a population of approximately 2.6 million people within a 60 mile radius, providing the area with an opportunity to attract both resort and local golfers. Since
1995 five new courses have been opened in the Williamsburg vicinity, including two of the Initial Courses. In addition to golf course opportunities, Williamsburg and the surrounding area offer shopping, dining, entertainment and historical sites. Both of the Initial Courses located in Williamsburg were developed and are currently owned and operated by The Legends Group.

     One of the Initial Courses is located in Gulf Shores, Alabama, a popular golf and vacation destination located near the Florida panhandle. In addition to golf, Gulf Shores offers 32 miles of sandy beaches. The other Initial Courses are located in Houston, Texas and Atlanta, Georgia, two major metropolitan areas.

     The Company acquired a 100% interest in each of the Initial Courses in February, 1997. Certain information respecting each of the Initial Courses is set forth below:


                                                                              ROUNDS            REVENUE PER PLAYER (2)
                                                                              ------            ----------------------
                                                                YEAR
   NAME           LOCATION        YARDAGE (1)  TYPE OF COURSE  OPENED  1994    1995    1996(4)  1994   1995     1996(4)
-------------  ------------------ -----------  --------------  ------  ------  ------  ------  ------  ------  --------
Heritage Club  Pawleys Island, SC  7,040           Resort      1986   59,524  55,094   52,382  $51.89  $57.28  $ 59.96
Heathland      Myrtle Beach, SC    6,785           Resort      1990   55,393  49,312   50,294  $50.12  $55.03  $ 53.92
Moorland       Myrtle Beach, SC    6,799           Resort      1990   54,383  49,590   51,102  $50.12  $55.03  $ 54.79
Parkland       Myrtle Beach, SC    7,170           Resort      1992   50,508  46,564   47,331  $50.12  $55.03  $ 54.21
Oyster Bay(7)  Sunset Beach, NC    6,685           Resort      1988   62,962  62,141   57,856  $51.60  $55.66  $ 56.83
Woodlands(8)   Gulf Shores, AL     6,584           Resort      1994   13,490  43,459   41,744  $28.43  $33.49  $ 34.83
Royal          Providence
 New Kent(9)    Forge, VA          7,291         Daily Fee     1996      --     --      5,743                  $ 60.60
Stonehouse
 Golf Club(10) Williamsburg, VA    6,963         Daily Fee     1996      --     --      5,686           --     $ 60.50
Olde Atlanta   Atlanta, GA         6,789         Daily Fee     1993    43,415  41,195  41,053  $32.55  $37.53  $ 40.29
Northgate
 Country
 Club(11)      Houston, TX         6,540          Private      1984    44,370  46,600  45,400  $58.46  $59.40  $64.27

                           GROSS GOLF REVENUE (3)
                           ----------------------
                                                           INITIAL BASE
   NAME             1994         1995           1996(4)         RENT(5)
--------------   ----------   ----------     -------------   ------------
Heritage Club    $3,088,000   $3,156,000     $ 3,141,000     $1,825,000
Heathland        $2,776,000   $2,714,000     $ 2,712,000     $1,556,000(6)
Moorland         $2,726,000   $2,729,000     $ 2,800,000     $1,556,000(6)
Parkland         $2,532,000   $2,560,000     $ 2,566,000     $1,557,000(6)
Oyster Bay(7)    $3,249,000   $3,459,000     $ 3,288,000     $1,856,000
Woodlands(8)     $  384,000   $1,455,000     $ 1,455,000     $  679,000
Royal
 New Kent(9)         -            -          $   348,000     $1,817,000
Stonehouse
 Golf Club(10)       -            -          $   344,000     $1,890,000
Olde Atlanta     $1,413,000   $1,546,000     $ 1,654,000     $  845,000
Northgate
Country Club(11) $2,594,000   $2,768,000     $ 2,918,000     $1,407,000
                 ----------   ----------     -----------     ----------

                                       15


                             GROSS GOLF REVENUE (3)
                             ----------------------
                                                         INITIAL BASE
                  1994         1995          1996(4)        RENT(5)
              -----------   -----------    -----------   -----------
Total.......  $18,762,000   $20,387,000    $21,226,000   $14,988,000
              -----------   -----------    -----------   -----------
              -----------   -----------    -----------   -----------


--------------

(1)  Yardage is calculated from the championship tees.
(2) "Revenue Per Player" is calculated by dividing Gross Golf Revenue at the applicable Initial Course by the number of rounds played at the applicable Initial Course. For Heathland, Moorland and Parkland, which share common facilities and have the same green fees, Revenue Per Player is equally allocated.
(3) Gross Golf Revenue is defined as all revenues from a golf course, including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, but excluding food and beverage and merchandise revenue.
(4) Amounts for Northgate Country Club are for its fiscal year ended December 20, 1996.
(5) Participating Rent is calculated based on increases in the Gross Golf Revenue from a base year of 1996, as adjusted.
     Consequently, no Participating Rent is payable on a pro forma basis for 1996.
(6) The Heathland, Moorland and Parkland Initial Courses are subject to a single Participating Lease and the Base Rent is equally allocated among these Initial Courses.
(7) The Company acquired the fee simple interest in each of the Golf Courses except Oyster Bay, which is subject to a long-term ground lease with a lessor not affiliated with the Prior Owner thereof.
(8)  Opened in August 1994.
(9)  Opened in August of 1996.
(10) Opened in June of 1996.
(11) The Company expects to acquire, upon completion, an additional nine holes at this Golf Course.


DESCRIPTIONS OF THE INITIAL COURSES

     Set forth below are brief descriptions of each of the Initial Courses. Unless otherwise noted, the Company owns fee title to the Initial Courses, free and clear of any material liens.

     RESORT COURSES

     Resort Courses are Daily Fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of revenue through golf vacation packages. Some Resort Courses are semi-private, meaning they offer membership packages that allow members special privileges at the golf course, but also allow public play.

     HEATHLAND -- MYRTLE BEACH, SOUTH CAROLINA. Heathland, a Resort Course developed by The Legends Group, opened in 1990 and was named by GOLF MAGAZINE as one of the United States' Top 10 New Courses in 1990. The Heathland course has been molded in the image of the British Isles links courses and most of its holes are without trees or vegetation, providing a spectacular visual presentation. Along with the Moorland and Parkland courses described below, Heathland is part of the Legends Resort that consists of a 42,000 square foot clubhouse on a 1,300 acre development. This Scottish style resort includes various amenities such as a pub adorned with Scottish memorabilia and the sounds of Scottish bagpipes at sunset.

     MOORLAND -- MYRTLE BEACH, SOUTH CAROLINA. Moorland, a Resort Course developed by The Legends Group, opened in 1990 and was named by GOLF DIGEST as one of the United States' Top 5 New Courses in 1990. Moorland is part of the Legends Resort and was designed by P.B. Dye. Moorland consists of large expanses of natural growth, sand and water that combine with undulations and bulkheaded areas to present a challenging "target style" course.

     PARKLAND -- MYRTLE BEACH, SOUTH CAROLINA. Parkland, a Resort Course developed by The Legends Group, opened in 1992 and is the last golf course that was opened at the Legends Resort. Parkland demonstrates the diversity and beauty of the local natural terrain by its combination of tree-lined fairways, vast natural areas, deep-faced bunkers and massive multi-level greens.

     HERITAGE CLUB -- PAWLEYS ISLAND, SOUTH CAROLINA. Heritage Club was developed by The Legends Group and opened in 1986. Heritage Club was named to GOLF DIGEST'S Top 50 Public Courses in the United States in 1992. Heritage Club is a semi-private resort consisting of over 600 acres of giant magnolias and oaks, fresh water lakes and marshes. Heritage Club is built on the site of two plantations and retains an historic atmosphere with facilities designed in a traditional plantation architectural style, including the southern style Colonial Clubhouse.

     OYSTER BAY -- SUNSET BEACH, NORTH CAROLINA. Oyster Bay, developed by The Legends Group, opened in 1983 and was named by GOLF DIGEST as its Best New Resort Course in the United States in 1983 and was named to GOLF DIGEST'S Top 50 Public Courses in the United States in 1992. Oyster Bay is operated pursuant to a ground lease with a remaining term of 35 years. The ground lessor is not affiliated with either the Company or the course's Initial Lessee. Oyster Bay consists of several marsh-oriented holes, two island greens and strategic fresh water lakes. Over half of the holes are situated so that water hazards add an additional challenge.

     THE WOODLANDS -- GULF SHORES, ALABAMA. The Woodlands is a 6,600-yard par 72 course which opened in 1994. The course, featuring lakes, marshes and tree-lined fairways, was designed by Larry Nelson, former United States Open champion and two-time PGA Championship winner. Gulf Shores, Alabama, located near the Florida panhandle, is an emerging golf course destination area that includes 10 golf courses in the immediate area. Gulf Shores includes over 30 miles of white sand beaches and the historical Civil War outposts of Fort Morgan and Fort Gaines.

     Subject to certain conditions, the Company has agreed to acquire a clubhouse to be constructed at the course by the Initial Lessee of The Woodlands. The Company believes that the construction of the clubhouse will permit the Initial Lessee to attract more group and tournament play and also permit an increase in green fees.

     The Company has agreed to reconvey to the Prior Owner of The
Woodlands the land on which a portion of certain of the existing holes are located at such time as the Prior

Owner is prepared to contribute comparable golf holes to the Company. All costs associated with such exchange shall be paid for by the Prior Owner.

     HIGH-END DAILY FEE COURSES

     The Company considers its Daily Fee courses to be high-end courses, reflected in the quality and maintenance standards of the golf courses, and the green fees, which are generally higher than other golf courses in their market.

     STONEHOUSE GOLF CLUB -- WILLIAMSBURG, VIRGINIA. Stonehouse Golf Club, located within a 10,000 acre master planned community, was developed by The Legends Group. Stonehouse Golf Club opened in
June 1996 and was named by GOLF DIGEST as the Best New Upscale Course for 1996. Stonehouse Golf Club was designed by Mike Strantz (formerly an understudy of Tom Fazio) and constructed in a densely forested area that includes tall hardwood trees and deep ravines. One of the holes at Stonehouse Golf Club features a spring-fed waterfall behind the green while another requires players to hit over a wide, plunging ravine to a green on a cliff-like setting. Stonehouse Golf Club features large greens and wide fairways despite the nearby trees. The Initial Lessee of this golf course is obligated to complete construction of a clubhouse at the course by December 31, 1997.

     ROYAL NEW KENT -- PROVIDENCE FORGE, VIRGINIA. Located within a third-party-owned master-planned community just outside Williamsburg, Virginia, Royal New Kent was developed by The Legends Group. It opened in August, 1996. Royal New Kent is located adjacent to Colonial Downs, which is scheduled to open in 1997 and will be the only pari-mutual horse racing facility in Virginia. Royal New Kent also was designed by Mike Strantz and includes five sets of tees, including the "Invicta" (which is Latin for "unconquerable") to accommodate the nearly 7,300 yards of the course. Royal New Kent was fashioned after traditional links-style Irish courses. The Initial Lessee of this golf course is obligated to complete construction of a clubhouse at the course by December 31, 1997.

     OLDE ATLANTA GOLF CLUB -- ATLANTA, GEORGIA. Olde Atlanta Golf Club ("Olde Atlanta") is open for public play as well as for member play. Olde Atlanta was designed by Arthur Hills and is located in Suwanee, Georgia (a northeast Atlanta suburb), in the foothills of north Georgia within a 594 acre master-planned community consisting of 645 homesites. This geographic setting allows for multiple changes in terrain and elevation throughout the course. Olde Atlanta's course layout includes three lakes, clustered mounds, grass and sand bunkers and grassy hollows. Olde Atlanta's facilities include a 6,000 square foot clubhouse, which includes a pro shop and a dining room that can seat up to 100 persons.

     PRIVATE COUNTRY CLUB COURSES

     Private country clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates.

     Revenue and cash flows of private country clubs are generally more stable and predictable than those of public courses because the receipt of membership dues is independent of the level of course utilization.

     NORTHGATE COUNTRY CLUB -- HOUSTON, TEXAS. Northgate Country Club ("Northgate") is a full service upscale country club with a championship golf course designed by Robert von Haggie and Bruce Devlin, which opened in 1984. An additional nine holes are expected to open at the course in 1998. The Company has agreed to acquire such additional holes, subject to certain conditions. This Initial Course is located in a forested area north of Houston within a 440 acre high-end master-planned community.

     Northgate recently completed the construction of a tennis center building and a restaurant cafe. These improvements provide Northgate greater utilization of its facilities, which the Company believes has produced a sustainable increase in new membership sales. The adjacent country club community of Northgate Forest presently comprises
177 developed homesites with completed homes situated on 83 of these homesites. It is anticipated that 128 more homesites will be developed with approximately 80% of these new homesites to be situated on the additional nine hole expansion referred to above, which is expected to provide Northgate with a sustainable source of future members.

     The following tables set forth certain information regarding the Initial Courses.



                   THE INITIAL COURSES -- RESORT COURSES


                                                                     FACILITIES AND SERVICE
                                                         --------------------------------------------
                  LOCATION     NO. OF             YEAR   DRIVING   CART                FOOD &    PRO
COURSE NAME     CITY, STATE     HOLES   YARDAGE  OPENED   RANGE   RENTAL   CLUBHOUSE   BEVERAGE  SHOP
-----------     ----  -----    ------   -------  ------  -------  ------   ---------   ------    ----
Heathland      Myrtle Beach,       18     6,785    1990    Yes     Yes        Yes         Yes     Yes
               South Carolina
Parkland       Myrtle Beach,na     18     7,170    1992    Yes     Yes        Yes         Yes     Yes
               South Carolina
Moorland       Myrtle Beach,       18     6,799    1990    Yes     Yes        Yes         Yes     Yes
               South Carolina
Heritage Club  Pawleys Island,     18     7,040    1986    Yes     Yes        Yes         Yes     Yes
               South Carolina
Oyster Bay     Sunset Beach,       18     6,685    1983    Yes     Yes        Yes         Yes     Yes
               North Carolina
The Woodlands  Gulf Shores,        18     6,584    1994    Yes     Yes        Yes(1)      Yes     Yes
               Alabama


-----------------------------
    (1) The Woodlands has a temporary clubhouse which the Company expects will be replaced with a permanent facility.



                  THE INITIAL COURSES -- HIGH-END DAILY FEE COURSES


                                                                           FACILITIES AND SERVICE
                                                              ---------------------------------------------
                        LOCATION     NO. OF             YEAR   DRIVING   CART                FOOD &    PRO
COURSE NAME           CITY, STATE     HOLES   YARDAGE  OPENED   RANGE   RENTAL   CLUBHOUSE   BEVERAGE  SHOP
-----------           ----  -----    ------   -------  ------   ------  ------   ----------  --------  ----
Royal New Kent       Providence Forge,   18     7,291    1996    Yes     Yes        Yes(1)      Yes     Yes
                     Virginia
Stonehouse Golf Club Williamsburg,       18     6,963    1996    Yes     Yes        Yes(1)      Yes     Yes
                     Virginia
Olde Atlanta         Atlanta,            18     6,789    1993    Yes     Yes        Yes         Yes     Yes
                     Georgia

-----------------------------


    (1) These courses each have a temporary clubhouse which the prior owner is obligated to replace with a permanent facility by December, 1997. The construction of the permanent facilities will be at the election of the applicable Initial Lessee, and at the sole cost and expense of the applicable Initial Lessee.

                  THE INITIAL COURSES -- PRIVATE COUNTRY CLUB COURSE


                                                                            FACILITIES AND SERVICES
                                                               --------------------------------------------------
                 LOCATION       NO. OF                YEAR     DRIVING     CART                   FOOD &     PRO
COURSE NAME     CITY, STATE     HOLES     YARDAGE    OPENED     RANGE     RENTAL    CLUBHOUSE    BEVERAGE    SHOP
-----------     -----------     ------    -------    ------    -------    ------    ---------    --------    ----
Northgate       Houston, Texas  18(1)      6,540      1984       Yes       Yes         Yes         Yes       Yes
  Country Club


---------
(1) Nine additional holes are expected to open in 1998. The Company has agreed to acquire such additional holes subject to certain conditions.

THE PARTICIPATING LEASES

     THE FOLLOWING SUMMARY OF THE PARTICIPATING LEASES BETWEEN THE COMPANY AND THE INITIAL LESSEES (THE "PARTICIPATING LEASES") IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICIPATING LEASES, A FORM OF WHICH HAS BEEN FILED AS AN EXHIBIT. THE FOLLOWING DESCRIPTION OF THE PARTICIPATING LEASES DOES NOT PURPORT TO BE COMPLETE BUT CONTAINS A SUMMARY OF THE MATERIAL PROVISIONS THEREOF.

     LEASE TERM. The Participating Leases, all of which contain the same basic provisions described below, were entered into upon the conveyance to the Company of the Initial Courses. The Company's interest in each Initial Course includes the land, buildings and improvements, related easements and rights, and fixtures (collectively, the "Leased Property"). Each Initial Course is leased to the respective Initial Lessee under a Participating Lease which has a primary term of 10 years ending on December 31, 2006 (the "Fixed Term"). In addition, each Initial Lessee has options to extend the term of each Participating Lease (the "Extended Terms") for six terms of five years each, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Lease. (The term of the Participating Lease for Oyster Bay, which is leased pursuant to a ground lease with 35 years remaining, has four extension terms of five years each.) Any additional properties acquired will be leased pursuant to such terms and conditions as may be agreed upon between the lessee and the Company at the time of such acquisitions, and such terms and conditions may vary from the terms and conditions described herein with respect to the Participating Leases. The Company anticipates that any new leases will be with either existing Initial Lessees, affiliates of sellers of courses or unaffiliated third parties experienced in the operation of similar courses.

     In addition, at the expiration of the Fixed Term and the Extended Terms, the Initial Lessee will have a right of first offer to continue to lease the Initial Course on the terms and conditions pursuant to which the Company intends to lease the Initial Course to a third party.

     USE OF THE INITIAL COURSES. Each Participating Lease permits the Initial Lessee to operate the Leased Property as a golf course, along with a clubhouse and other activities customarily associated with or incidental to the operation of a golf course and other facilities located at the golf course, including, where applicable, swim and tennis operations. Operations may include sale or rental of golf-related merchandise, sale of memberships, furnishing of lessons, operation of a driving range, and sales of food and beverages, including liquor sales.

     BASE RENT; PARTICIPATING RENT.

     Certain information respecting each of the Initial Courses is set forth below:

                                                                   INITIAL
                 NAME                          LOCATION          BASE RENT(1)
--------------------------------------    ------------------    -------------
Heritage Club. . . . . . . . . . . . .    Pawleys Island, SC    $1,824,980
Heathland. . . . . . . . . . . . . . .    Myrtle Beach, SC      $1,556,635(2)
Moorland . . . . . . . . . . . . . . .    Myrtle Beach, SC      $1,556,635(2)
Parkland . . . . . . . . . . . . . . .    Myrtle Beach, SC      $1,556,635(2)
Oyster Bay . . . . . . . . . . . . . .    Sunset Beach, NC      $1,855,974
The Woodlands. . . . . . . . . . . . .    Gulf Shores, AL         $679,029
Royal New Kent . . . . . . . . . . . .    Providence
                                           Forge, VA            $1,816,501
Stonehouse Golf Club . . . . . . . . .    Williamsburg, VA      $1,889,835
Olde Atlanta . . . . . . . . . . . . .    Atlanta, GA             $845,058
Northgate Country Club . . . . . . . .    Houston, TX           $1,406,843
                                                              ---------------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . $14,988,131

---------
(1) In addition to Base Rent, beginning in 1997 Participating Rent may be payable by the Initial Lessees. Participating Rent is calculated based on increases in the Gross Golf revenue from a base year of 1996 as adjusted. Consequently, no calculation of Participating Rent is included above.

(2) The Heathland, Moorland and Parkland courses are subject to a single Participating Lease providing for gross Base Rent of $4,669,905, and the Base Rent is allocated equally among these three courses.

     The Participating Leases provide for the Company to receive, with respect to each Initial Lessee, the greater of Base Rent or an amount equal to Participating Rent plus the Initial Base Rent payable under each Participating Lease. Participating Rent is equal to 33 1/3% of any increase in Gross Golf Revenue over Gross Golf Revenue for the 1996 base year, as adjusted in determining the initial Base Rent, which base year will be reset to the year immediately preceding the date on which the Prior Owner exercises the Lessee performance Option, if applicable. Base Rent will increase annually by the Base Rent Escalator (i.e. the lesser of (i) 3% or (ii) 200% of the change in CPI for the prior year) during the first five years of each Participating Lease term and, if the Lessee Performance Option is exercised, an additional five years thereafter from the date of exercise. Annual increases in Lease Payments are limited to 5% during the first five years of the initial lease terms. "Gross Golf Revenue" is generally defined as all revenues from a Golf Course including green fees, golf cart rentals, range fees, membership dues, membership initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue.

For the recently opened Golf Courses, the base year Gross Golf Revenue is based on an estimate by the Company and the Initial Lessee of such courses, which estimate was also the basis for the valuation of those Golf Courses. Increases in the Lease Payments under the participating Leases are limited to 5% during the first five years. Base Rent is required to be paid monthly in arrears on the first day of each calendar month and Participating Rent is payable quarterly in arrears. The Company believes that Gross Golf Revenue, and hence the amount of any Participating Rent, will be favorably impacted by any significant capital improvements undertaken by an Initial Lessee, such as the planned clubhouses at The Woodlands, Stonehouse Golf Club and Royal New Kent.

     TRIPLE NET LEASES. The Participating Leases are structured as triple net leases under which each Initial Lessee is be required to pay all real estate and personal property taxes, insurance, utilities and services and other operating expenses. Out of the payment of Base Rent, the Company will reserve with respect to each Initial Course a capital replacement reserve (the "Capital Replacement Fund") of between 2% and 3% of the annual Gross Golf Revenue generated by such Initial Course (depending primarily on the condition of the structures and the age and condition of the Initial Course), which the Initial Lessee of such course may use for capital improvements or replacements pursuant to a capital replacement budget approved by the Company. The Company will not be required to make or pay for any capital improvements with respect to any Initial Course, except to the extent of such Capital Replacement Fund.

     SECURITY DEPOSIT. As security for an Initial Lessee's obligations under the Participating Leases, the seller of each Initial Course has pledged, on behalf of the affiliated Initial Lessee, OP Units (or cash or other collateral acceptable to the Company) with a value initially equal to 15% of the purchase price for the applicable Initial Course, which approximates 16 months of the initial Base Rent (at the IPO Price). The OP Units will not be released for two years. Beginning in the third year and any time thereafter, one-third of the pledged OP Units will be released when the net operating income to lease payment coverage ratio (the "Coverage Ratio") from the applicable Initial Course for the two prior fiscal years equals or exceeds 120%, 130% and 140%, respectively. If the Coverage Ratio falls below 120% at any time following the release of pledged collateral, then the Initial Lessee shall be required to retain and not distribute profits until such time as six months of Base Rent at current levels has been retained. In addition, the Participating Leases with the Legends Lessees are cross-collateralized and cross-defaulted.

     The security deposit will be increased following the exercise of any Lessee Performance Option to equal approximately 15% of the sum of the initial purchase price of such Initial Course and the value of any additional OP Units issued in connection with the exercise of the Lessee Performance Option. If the Company acquires any Expansion Facility, the security deposit also will be increased by an amount equal to approximately 15% of the purchase price of the Expansion Facility.

     ADVISORY ASSOCIATION. Each Initial Lessee will be a member of the Advisory Association, which will participate in cross-marketing of the Initial Courses and will identify each Initial Course as owned by the Company, thereby increasing the golfing consumer's brand name awareness of the Company. Membership in the Advisory Association also is designed to provide the Initial Lessees as a group greater purchasing power with vendors than as individuals. Additionally, the Advisory Association is expected to provide a means of ensuring a consistent, high-quality product at each of the Initial Courses. In conjunction with management of the Company, the Advisory Association will review and analyze any disputes between the Company and an Initial Lessee concerning annual capital and operating budgets and will also, in conjunction with the Company, confirm each Initial Lessee's compliance with its repair and maintenance obligations under each Participating Lease.

     MAINTENANCE AND MODIFICATIONS. Each Initial Lessee will, at its sole cost and expense, maintain and operate its respective Leased Property in good order, repair and appearance and will make structural and non-structural, interior and exterior foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep such Leased Property in good order, repair and appearance. Each Initial Lessee will also maintain each Initial Course it leases in accordance with the condition of the Initial Course at the commencement of the Participating Lease and otherwise in a condition comparable to other comparable golf courses in the vicinity of that Initial Course. If the Company, in consultation with the Advisory Association, determines that an Initial Lessee has failed to comply with its maintenance and operation obligations, then the Company shall provide a written list to the Initial Lessee setting forth the remedial work and/or steps to be performed. If the Initial Lessee disputes the Company's assertions, then the matter shall be handled by a committee composed of members of the Advisory Association and representatives of the Company. The Company will not be required to build or rebuild any improvements on any Leased Property, or to make any repairs, replacements, alterations, restorations or renewals of any nature or description to any Leased Property, whether ordinary or extraordinary, structural or non-structural, foreseen or unforeseen, or to make any expenditure whatsoever with respect thereto, in connection with any Participating Lease, or to maintain any Leased Property in any way. In the event that the Company elects to make capital improvements on a Initial Course, the Company will generally condition such election on an increase in minimum rent under the Participating Lease with respect to such Initial Course to reflect such expenditures.

     The Company will maintain with respect to each Initial Course a Capital Replacement Fund in an amount equal to between 2% and 3% of Gross Golf Revenues at such Initial Course, depending on certain factors, including the condition of the structures and the age and condition of the Initial Course. The Company and each Initial Lessee will agree on the use of funds in these reserves and the Company has the right to approve each Initial Lessee's annual and long-term capital expenditure budgets. Funds in the Capital Replacement Fund shall be paid to an Initial Lessee to reimburse such Initial Lessee for expenditures made in connection with capital replacements. Amounts in the Capital Replacement Fund will be deemed to accrue interest at a money market rate of interest. Any amounts in the Capital Replacement Fund at the expiration of the applicable Participating Lease will be retained by the Company.

     During the Fixed Term and each Extended Term, each Initial Lessee, at its sole cost and expense, may make alterations, additions, changes and/or improvements ("Initial Lessee Improvements") to each Leased Property, without the Company's prior written consent, provided such alterations do not diminish the value or appearance of the Initial Course. All such Initial Lessee Improvements will be subject to all the terms and provisions of each applicable Lease and will become the property of the Company upon termination of such Lease.

     At the end of the Participating Lease, all remaining personal property on the Leased Property will become the property of the Company.

     INSURANCE. Each Initial Lessee maintains insurance on each Leased Property it leases under insurance policies providing for all-risk, liability, flood (if carried by comparable golf course facilities in the area and otherwise available at commercially reasonable rates) and worker's compensation, of the type usual and commonly obtained in connection with the properties similar in building size and use to the Leased Property and located in the geographic area where the Leased Property is located. Each insurance policy names the Company as an additional insured or loss payee, as applicable.

     ENVIRONMENTAL MATTERS. Each Initial Lessee has made various representations and warranties relating to environmental matters in respect of the applicable Leased Property in each Participating Lease.

     ASSIGNMENT AND SUBLETTING. An Initial Lessee may not, without the prior written consent of the Company (which consent may be withheld by the Company in its sole discretion, except in limited instances), assign, mortgage, pledge, hypothecate, encumber or otherwise transfer any Participating Lease or any interest therein, all or any part of the Leased Property or suffer or permit any lease or the leasehold estate created thereby or any other rights arising under any Participating Lease to be assigned, transferred, mortgaged, pledged, hypothecated or encumbered, in whole or in part, whether voluntarily, involuntarily or by operation of law. An assignment of a Participating Lease will be deemed to include any change of control of such Initial Lessee, as if such change of control were an assignment of the Participating Lease. Each Initial Lessee shall have the right to assign its Participating Lease to its affiliates.

     Each Prior Owner shall retain the right to use the existing portion of any club house or other improvements on a Initial Course for its continued corporate operations not associated with the Initial Course.

     Each Initial Lessee may, with the Company's prior approval, which approval the Company may withhold in its discretion, be permitted to sublease portions of any Leased Property to sublessees who will operate portions (but not the entirety) of the operations customarily associated with or incidental to the operation of a golf course (e.g, driving range, restaurant, etc.).

     COMPANY'S RIGHT OF FIRST OFFER. In the event the Initial Lessee desires to sell its interest in its Participating Lease to an unaffiliated third party, it must first offer the Company or its designee the right to purchase such interest. The Initial Lessee must give the Company written notice of its intent to sell, which shall indicate the terms and conditions upon which such Initial Lessee intends to sell its interest in the Participating Lease. The Company or its designee shall thereafter have a period of 60 days to elect to purchase the leasehold interest on the terms and conditions at which such Initial Lessee proposes to sell its interest. If the Company or its designee elects not to purchase the interest of the Initial Lessee, then such Initial Lessee shall be free to sell its interest to a third party, subject to the Company's approval as described below. However, if the terms on which the Initial Lessee intends to sell its interest are reduced by 5% or more then such Initial Lessee shall again offer the Company the right to acquire its interest, provided the Company shall have only 15 days to accept such offer.

     INITIAL LESSEE'S RIGHT OF FIRST OFFER. The Company may sell an Initial Course, but must first offer the Initial Lessee of such course the right to purchase the Initial Course. The Company must give the relevant Initial Lessee written notice of its intent to sell, which shall indicate the terms and conditions upon which the Company intends to sell such Initial Course. Such Initial Lessee shall thereafter have a period of 60 days to elect to purchase the Initial Course on the terms and conditions at which the Company proposes to sell the Initial Course. If such Initial Lessee elects not to purchase the Initial Course, then the Company shall be free to sell the Initial Course to a third party. However, if the terms on which the Company intends to sell the Initial Course are reduced by 5% or more, then the Company shall again offer such Initial Lessee the right to acquire the Initial Course upon the same terms and conditions, provided that such Initial Lessee shall have only 15 days to accept such offer.

     DAMAGE TO, OR CONDEMNATION OF, A LEASED PROPERTY. In the event of damage to or destruction of any Leased Property which is caused by an insured risk, the Initial Lessee will be obligated diligently to restore the Leased Property to substantially the same condition as existed immediately prior to such damage or destruction and, to the extent the insurance proceeds and the Capital Replacement Fund are insufficient to do so, such Initial Lessee will be obligated to contribute the excess funds needed to restore the Leased Property. Any excess insurance proceeds will be paid to the Company. Notwithstanding the foregoing, in the event the damage or destruction of the Leased Property renders the Leased Property unsuitable for use as a golf course for a period of 12 months or more, the Initial Lessee may terminate the Participating Lease.

     INDEMNIFICATION GENERALLY. Under each Participating Lease, the applicable Initial Lessee will agree to indemnify, and is obligated to hold harmless, the Company from and against all liabilities, obligations, claims, actual or consequential damages, penalties, causes of action, costs and expenses (including reasonable attorneys' fees and expenses) imposed upon or asserted against the Company as owner of the applicable Leased Property on account of, among other things, (i) any accident, injury to or death of a person or loss of or damage to property on or about the Leased Property, (ii) any use, non-use, condition, maintenance or repair misuse, by such Initial
Lessee of the Leased Property, (iii) any impositions (which are the obligations of the relevant Initial Lessee to pay pursuant to the applicable provisions of such Participating Lease) or the operations thereon, (iv) any failure on the part of such Initial Lessee to perform or comply with any of the terms of the Participating Lease or any sublease, (v) any taxes levied against such Leased Property, and (vi) any liability the Company may incur or suffer as a result of any permitted contest by such Initial Lessee under any Participating Lease.

     EVENTS OF DEFAULT. Events of Default are defined in each Participating Lease to include, among others, the following:

          (i) if an Initial Lessee fails to make a rent payment when such payment becomes due and payable and such failure is not cured by such Initial Lessee within a period of 10 days after receipt of written notice thereof from the Company;

          (ii) if an Initial Lessee fails to observe or perform any material term, covenant or condition of a Participating Lease and such failure is not cured by such Initial Lessee within a period of 30 days after receipt by such Initial Lessee of written notice thereof from the Company, unless such failure cannot with due diligence be cured within a period of 30 days, in which case such failure will not constitute an Event of Default if such Initial Lessee proceeds promptly and with due diligence to cure the failure and diligently completes the curing thereof, within 120 days;

          (iii) if an Initial Lessee: (a) admits in writing its inability to pay its debts generally as they become due, (b) files a petition in bankruptcy or a petition to take advantage of any insolvency act, (c) makes an assignment for the benefit of its creditors, (d) is unable to pay its debts as they mature,
     (e) consents to the appointment of a receive of itself or of the whole or any substantial part of its property, or (f) files a petition or answer seeking reorganization or arrangement under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state thereof;

          (iv) if such Initial Lessee is liquidated or dissolved;

          (v) if such Initial Lessee voluntarily ceases operations on the Leased Property, except as a result of damage, destruction or a partial or complete condemnation or other unavoidable delays; or

          (vi) if such Initial Lessee or an affiliate thereof is in default under any other Participating Lease with the Company.

     If an Event of Default occurs and is continuing under a Participating Lease, then the Company may terminate the Participating Lease by giving such Initial Lessee not less than 10 days notice (only if required by the Participating Lease) of such termination and upon the expiration of such time, the Fixed or Extended Term, as the case may be, will terminate and all rights of such Initial Lessee under such Participating Lease shall cease.

     GOVERNING LAW. The Participating Leases will be governed by and construed in accordance with the law of the state where the Initial Course is located. Because the Initial Courses are located in various states, the Participating Leases may be subject to restrictions imposed by applicable local law.


ITEM 3.  LEGAL PROCEEDINGS

     Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Each of the Prior Owners represented to the Company that at the time of the IPO, no Initial Course contributed by it was subject to any material legal proceedings. Since the IPO, no material legal proceedings have been commenced or threatened against the Company, the Operating Partnership, or, to the Company's knowledge, any Initial Lessee. The Participating Leases provide that each Initial Lessee is responsible for claims based on personal injury and property damage occurring at the Initial Courses leased by such Initial Lessee and require each Initial Lessee to maintain insurance for such purposes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 5, 1996, the Company's sole shareholder approved the Company's election of Subchapter S status under the tax code. (Such election was subsequently revoked immediately prior to the completion of the Company's IPO.)

     No other matters were submitted to a vote of the security holders of the Company during the year ended December 31, 1996.



                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Company's sole class of common stock is traded on the American Stock Exchange (the "AMEX"). Trading of the Company's stock commenced on the AMEX on February 7, 1997. Since then, and through March 24, 1997, the highest reported sale price was $26.125 on March 14, 1997 and the lowest reported sale price was $22.750 on February 7, 1997.

SHAREHOLDER INFORMATION

     As of March 24, 1997, the number of holders of record of Common Stock of the Company was approximately 31 and there were 3,910,000 shares outstanding. On that date a total of 8,045,356 units of limited partnership interest in the Operating Partnership ("OP Units") were held by twelve entities, including the Company's two subsidiaries.

DIVIDENDS

     The Company intends to make regular quarterly distributions to its stockholders. The Board of Directors, in its sole discretion, will determine the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. The Company's first distribution, for the period from the completion of the IPO to March 31, 1997, is expected to equal a pro rata share of the estimated initial quarterly distribution of $0.40625 per share of Common Stock, which, on an annualized basis, will represent a distribution rate of $1.625 per share, or 7.74% of the IPO Price. On a pro forma basis for the twelve months ended December 31, 1996, the estimated initial distribution represents 105.57% of estimated Cash Available for Distribution. Holders of OP Units will receive distributions on a per unit basis equal to the per share distributions to owners of Common Stock.

     The Company expects to maintain its initial distribution rate unless actual results of operations, economic conditions or other factors differ from the pro forma results for the twelve months ended December 31, 1996. The Company's actual Cash Available for Distribution will be affected by a number of factors, including Gross Golf Revenues generated at the Initial Courses. The Company anticipates that Cash Available for Distribution will exceed earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current or accumulated earnings and profits for federal income tax purposes, other than capital gain dividends, will be taxable to stockholders as ordinary dividend income. Any dividends designated by the Company as capital gain dividends generally will give rise to capital gain for stockholders. Distributions in excess of the Company's current or accumulated earnings and profits generally will be treated as a non-taxable reduction of a stockholder's basis in the Common Stock to the extent thereof, and thereafter as capital gain. Distributions treated as non-taxable reduction in basis will have the effect of deferring taxation until the sale of a stockholder's Common Stock or future distributions in excess of the stockholder's basis in the Common Stock. Based upon the total estimated Cash Available for Distribution, the Company estimates that none of the Company's expected annual distribution would represent a return of capital for federal income tax purposes. If actual Cash Available for Distribution or taxable income vary from these amounts, or if the Company is not treated as the owner of one or more of the Initial Courses, the percentage of distributions which represents a return of capital may be materially different.

     In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). Based on the Company's pro forma results of operations for the twelve months ended September 30, 1996, the Company would have been required to distribute approximately $4.5 million, or approximately $1.32 per share, in order to maintain its status as a REIT. Under certain circumstances, the Company may be required to make distributions in excess of Cash Available for Distribution in order to meet such distribution requirements. In such event, the Company would seek to borrow the amount of the deficiency or sell assets to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

     The Board of Directors, in its sole discretion, will determine the actual distribution rate based on a number of factors, including the amount of Cash Available for Distribution, the Company's financial condition, capital expenditure requirements for the Company's properties, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA


    The following tables set forth (i) unaudited selected consolidated pro forma financial information for the Company and (ii) selected historical financial information for Legends Golf. The pro forma operating information is presented as if the Formation Transactions had occurred as of January 1, 1995 and therefore incorporates certain assumptions that are included in the Notes to Unaudited Pro Forma Condensed Statements of Operations (see F-3). The pro forma balance sheet information is presented as if the Formation Transactions had occurred on December 31, 1996. The pro forma information does not purport to represent what the Company's or the Initial Lessees' financial position or results of operations actually would have been had the Formation Transactions, in fact, occurred on such date or at the beginning of the period indicated, or to project the Company's or the Initial Lessees' financial position or results of operations at any future date or any future period.

                             GOLF TRUST OF AMERICA, INC.
               UNAUDITED SUMMARY CONSOLIDATED PRO FORMA FINANCIAL DATA
                  (in thousands, except per share and footnote data)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1995         1996
                                                         -------      -------
OPERATING DATA:
  Participating lease revenue (1)                        $11,282      $13,142
                                                         -------      -------
  Depreciation and amortization (1)                        2,536        3,080
  General and administrative (2)                           1,639        1,639
  Interest expense                                           366          366
                                                         -------      -------
  Total expenses                                           4,541        5,085
                                                         -------      -------
  Income before minority interest                          6,741        8,057
  Minority interest (3)                                    3,202        3,988
                                                         -------      -------
  Net income applicable to common shareholders (1)       $ 3,539      $ 4,069
                                                         -------      -------
                                                         -------      -------
  Net income per share of Common Stock                   $  0.91      $  1.04
  Shares of Common Stock outstanding                       3,910        3,910

CASH FLOW DATA:
  Cash flows from operating activities (4)               $ 9,277      $11,137
  Cash flows used in investing activities (5)                479          544
  Cash flows used in financing activities (6)              8,821       13,074

OTHER DATA:
  Cash Available for Distribution (7)                    $12,374      $12,384
  Common Stock and OP Units outstanding                    8,045        8,045

                                                          DECEMBER 31,
                                                              1996
                                                          ------------
BALANCE SHEET DATA:
  Investment in Initial Courses                            $  62,876
  Mortgages and notes payable                              $   4,325
  Minority interest in Operating Partnership               $  42,333
  Total stockholders' equity                               $  40,026

ITEM 6

                                     LEGENDS GOLF
                  SUMMARY COMBINED HISTORICAL FINANCIAL INFORMATION


                                              YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                      1992     1993     1994     1995     1996
                                    -------  -------  -------  -------  -------
FINANCIAL DATA:
  Revenue from golf course
   operations. . . . . . . . . . .  $11,724  $13,455  $14,371  $14,619  $15,199
  Other revenue. . . . . . . . . .    2,931    3,438    4,725    3,823    4,214
                                    -------  -------  -------  -------  -------
  Total revenue. . . . . . . . . .   14,655   16,893   19,096   18,442   19,413
  Operating expenses . . . . . . .    8,895    9,882   10,083   10,322   13,556
  Depreciation and amortization. .    1,406    1,564    1,830    1,791    2,400
  Interest expense . . . . . . . .      648      619      998    1,017    1,589
                                    -------  -------  -------  -------  -------
  Net income . . . . . . . . . . .  $ 3,706  $ 4,828  $ 6,185  $ 5,312  $ 1,868
                                    -------  -------  -------  -------  -------
                                    -------  -------  -------  -------  -------

BALANCE SHEET DATA:
  Investment in golf courses
   and related equipment . . . . .  $17,425  $16,663  $19,301  $33,099  $35,060
  Total assets . . . . . . . . . .   20,484   22,719   24,649  $42,300   49,804
  Mortgages, notes payable,
   and advances from
   affiliates and stockholders . .   16,293   19,285   18,638   35,163   40,480
  Capital lease obligations. . . .      332      -        -        -        -
  Total owners' equity . . . . . .    2,086    2,263    3,772    6,328    7,174

(1) Represents payments of Base Rent from the Initial Lessees to the Company calculated on a pro forma basis as if the beginning of the period presented was the beginning of a lease year, except for Legends of Virginia, the Initial Lessee of Stonehouse Golf Club and Royal New Kent, which courses opened in June 1996 and August 1996, respectively. Pro forma
    Participating Lease revenue payable by Legends of Virginia reflects only the periods during which such Golf Courses were actually operating.

    If Stonehouse and Royal New Kent had been operating during the entire period presented, (i) Participating Lease revenue would have been $3,706 and $1,846 higher for the years ended December 31, 1995 and 1996, respectively, for a total of $14,988, (ii) depreciation and amortization would have been $1,180 and $580 higher for the years ended December 31, 1995 and 1996, respectively, for a total of $3,716 and $3,660, respectively, and (iii) net income would have been $2,526 and $1,266 higher, respectively, for a total of $9,267 and $9,323, respectively.

(2) Represents legal, audit, office, franchise taxes, salaries and other general and administrative expenses to be paid by the Company.

(3) Calculated as approximately 47.5% and 49.5% of the Operating
    Partnership's net income for the years ended December 31, 1995 and 1996, respectively, based on the weighted average OP Units outstanding.

(4) Represents the Company's income before minority interest adjusted for non-cash depreciation and amortization. Estimated pro forma cash flows from operating activities excludes cash provided by (used in) operating activities due to changes in working capital resulting from changes in current assets and current liabilities. The Company does not believe these excluded items are material to cash flows from operating activities.

(5) Represents the amount of the reserve which the Company will be required to make available annually under the Participating Leases to fund capital expenditures, calculated as 2.0% to 3.0% of Gross Golf Revenue of the Initial Courses. In addition to increases resulting from the Base Rent Escalator and payments of Participating Rent, the Initial Lessees are generally obligated to increase their lease payments each year in an amount equal to the increase in the capital expenditure reserve from the prior year.

    If Stonehouse and Royal New Kent were operating during the entire period, cash flows used in investing activities would have been $130 and $65 higher for the years ended December 31, 1995 and 1996, respectively.

(6) Represents estimated initial distributions to be paid based on the anticipated initial annual dividend rate of $1.625 per share of Common Stock and OP Unit and an aggregate of 8,045,356 shares of Common Stock and OP Units outstanding and initial debt of $4,253,000, net of loan costs.

(7) Estimated Cash Available for Distribution is calculated as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                        1995        1996
                                                      -------     -------
      Pro forma income before minority interest . .   $ 6,741     $ 8,057
      Pro forma depreciation. . . . . . . . . . . .     2,536       3,080
                                                      -------     -------
      Pro forma funds from operations . . . . . . .     9,277      11,137
      Adjustments:
        Additional base rent for courses
          not operational during entire period . . .    3,706       1,856
        Estimated capital expenditures . . . . . . .     (609)       (609)
                                                      -------     -------
      Cash available for distribution. . . . . . . .  $12,374     $12,384
                                                      -------     -------
                                                      -------     -------

    In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

    Pro forma income before minority interest for the years ended December 31, 1996 reflects base rent from Legends of Virginia for the period during which the Golf Courses it is contributing to the Company, Stonehouse Golf Club and Royal New Kent, were actually operating (Stonehouse opened in June 1996 and Royal New Kent opened in August 1996). The adjustment reflects additional Base Rent which will be payable during the Golf Courses' initial year of operations (i.e., to reflect a full year's Base Rent) and is provided to arrive at estimated Cash Available for Distribution.

    The Participating Leases require the Company to reserve annually between 2% and 3% of the Gross Golf Revenues of the Golf Courses to fund capital expenditures. Any capital expenditures in excess of such amounts will be funded by the Initial Lessees.

(8) Represents the Initial Lessees' pro forma income adjusted for noncash depreciation and amortization. Estimated pro forma cash flows from operating activities excludes cash provided by (used in) operating activities due to changes in working capital resulting from changes in current assets and current liabilities. The Initial Lessees are newly formed entities, and the Company does not believe these excluded items are material to cash flows from operational activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Concurrently with the Company's successful initial public offering in February 1997, the Operating Partnership acquired the ten Initial Courses, and the Company, through its wholly-owned subsidiaries, GTA GP and GTA LP, acquired an approximate 48.6% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership. The Company's primary source of revenue is the Lease Payments under the Participating Leases. Each Initial Lessee has only nominal capitalization and an Initial Lessee's ability to make the Lease Payments to the Company under its Participating Lease is dependent upon the Initial Lessee's ability to generate sufficient cash flow from the operation of the Initial Course(s) leased by it. Each Initial Course is leased by a separate Initial Lessee except for the Heathland, Moorland and Parkland courses (collectively, the "Legends Resort Courses"), which share a common clubhouse, driving range, golf carts and other facilities, and Royal New Kent and Stonehouse Golf Club, both of which were recently opened and are located in close proximity to each other. The Legends Resort Courses are leased to a Legends Lessee under a single Participating Lease. A separate Legends Lessee leases both Royal New Kent and Stonehouse Golf Club under separate Participating Leases. The Participating Leases provide for the Company to receive the greater of Base Rent or an amount equal to Participating Rent plus the initial Base Rent payable under each Participating Lease. Participating Rent is equal to 33 1/3% of the increase in Gross Golf Revenues over the Gross Golf Revenues for the Initial Course for the year ended December 31, 1996, as adjusted by the Company in determining the initial Base Rent. Base Rent will increase each year by the Base Rent Escalator during the first five years of the lease term (and for an additional five years thereafter following an exercise of the Lessee Performance Option). The Base

Rent Escalator for a given year equals the lesser of (i) 3% or (ii) 200% of the change in the CPI over the prior year. Annual increases in Lease Payments are limited to a maximum of 5% for the first five years of the lease terms.

     The Company expects the Initial Lessees' results of operations to differ significantly from the historical results of the Prior Owners at each course. During the acquisition of the Initial Courses (concurrent with the closing of the IPO), substantially all of the indebtedness of the Prior Owners related to the Initial Courses was repaid by the Company. The Initial Courses were contributed to the Company and the Company entered into Participating Leases with the Initial Lessees providing for Lease Payments to the Company. Going forward, depreciation of the Initial Courses will be reflected in the results of operations of the Company. In addition to the repayment of debt, the Initial Lessees are expected to benefit from economies of scale resulting from their affiliation with the Company and their participation in the Advisory Association.

     Management believes the principal source of growth in Gross Golf Revenues at the Initial Courses will be increased green fees, cart fees and other related fees (revenues per player). In order to achieve higher revenues per player, management believes the Initial Lessees will need to continue to offer golfers a high quality golf experience regarding the pace of play, condition of the Initial Course and overall quality of the facilities.

     The Company intends to acquire additional golf courses that meet one or more of its investment criteria. The Company believes its multiple independent lessee structure, together with the industry knowledge, experience and relationships of management of the Company and the Initial Lessees will permit the Company to acquire high quality golf courses. The Company expects to have access to a variety of debt and equity financing sources to fund acquisitions, including the Line of Credit and the ability to issue OP Units. OP Units represent limited partnership interests in the Operating Partnership. When a golf course owner contributes a golf course in exchange for OP Units, the owner does not recognize ordinary income or capital gain (or loss) for federal income tax purposes until the exercise of the OP Units' Redemption Rights. The Company believes its ability to issue OP Units will facilitate the acquisition of quality golf courses that might not otherwise be available for purchase.

     The following discussion and analysis of financial condition and pro forma results of operations of the Company, and certain Prior Owners and Initial Lessees is based upon the Company's financial statements as of December 31, 1996, the pro forma consolidated balance sheet and income statement of the Company and the Legends Lessees, and the historical combined financial statements of The Legends Group, the accounting acquiror, with respect to seven of the Initial Courses. In establishing the amount of Base Rent for the Initial Courses, the Company and the Initial Lessees considered, in addition to actual historical results of operations, a number of other factors which under the accounting rules of the Securities and Exchange Commission cannot be reflected in the pro forma financial information for the Initial Lessees. Such factors include
(i) declines in revenues at certain of the Initial Courses as a result of unusually severe weather conditions (affecting Olde Atlanta and The Woodlands), (ii) cost savings expected to be achieved by the Initial

Lessees as a result of operational changes following completion of the Formation Transactions (affecting The Legends Group courses and Olde Atlanta), (iii) revenue enhancing programs which certain Initial Lessees intend to implement following completion of the Formation Transactions (affecting Legends Resort Courses, Oyster Bay and Heritage Golf Club), and (iv) estimated revenues and expenses at the two recently opened Initial Courses (Royal New Kent and Stonehouse Golf Club). The pro forma financial information for the Company and the Initial Lessees reflects initial Base Rent and no Participating Rent.
     PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY

     On a pro forma basis for the years ended December 31, 1995, and December 31, 1996, the Company would have received $11,282,000 and $13,142,000, respectively, in revenue from the Participating Leases for the Initial Courses. This amount does not include $3,706,000 and $1,846,000 in rent from Legends of Virginia LC for the years ended December 31, 1995 and December 31, 1996, respectively, related to its two courses, Stonehouse Golf Club and Royal New Kent, because such courses opened in July 1996 and August 1996 respectively. As these golf courses are now fully operational, the Company is contractually entitled to receive rent of approximately $14,988,000 in its first full year of operation.

     Total pro forma expenses before minority interest, totaling $4,541,000 and $5,085,000 for the years ended December 31, 1995 and December 31, 1996, respectively, reflect depreciation and amortization, general and administrative expenses and interest expense. Depreciation expense is based on the Company's cost of acquiring the Initial Courses, except for the seven Initial Courses acquired by the Company from The Legends Group. The contribution of these seven Initial Courses is treated for accounting purposes as a reorganization of the interests of The Legends Group in the contributed courses as has been accounted for at historical cost. Pro forma expenses for the years ended December 31, 1995 and December 31, 1996 do not include depreciation related to the Legends of Virginia Golf Courses totaling $1,180,000 and $580,000, respectively, related to periods these courses were not operational in 1995 and 1996. If these courses had been operational in 1995 and all of 1996, total pro forma expenses for the years ended December 31, 1995 and December 31, 1996 would have been $5,721,000 and $5,665,000, respectively.

     Minority interest, totaling $3,202,000 for the year ended December 31, 1995 ($4,402,000 if the Legends of Virginia Initial Courses had been fully operational) and $3,988,000 for the year ended December 31, 1996 ($4,615,000 if the Legends of Virginia Initial Courses had been fully operational) reflects the 47.5% and 49.5% weighted average outstanding interest, respectively, of the Prior Owners and management in the pro forma net income of the Operating Partnership.

     Pro forma net income for the year ended December 31, 1995 is $3,540,000 ($4,504,000 if the Legends of Virginia Initial Courses had been fully operational). Pro forma net income for the year ended
December 31, 1996 is $4,069,000 ($4,531,000 if the Legends of
Virginia Initial Courses had been fully operational).

     PRO FORMA LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     On a pro forma basis, cash flow from operating activities for the years ended December 31, 1995 and 1996, excluding changes in working capital, would have been $9,277,000 and $11,137,000 ($12,983,000 and $12,993,000 if the
Legends of Virginia Initial Courses had been fully operational). This reflects net income before minority interest, plus non-cash charges to income for depreciation and loan fee amortization. Cash flows used in investing activities reflects capital expenditures of $479,000 and $544,000, calculated based upon the Company's capital expenditure reserves required by the terms of the Participating Leases. Cash flows used in financing activities, totaling $8,821,000 and $13,074,000, represents distributions (based upon an initial estimated per share and OP Unit distribution rate of $1.625) to holders of the Common Stock and OP Units and the amount of the initial borrowing of $4,325,000 in 1995.

     The Company's principal source of cash to meet its cash requirements, including distributions to its stockholders, is its share of the Operating Partnership's cash flow. The Operating Partnership's sole source of revenue is Lease Payments under the Participating Leases. The Initial Lessees have nominal capitalization and the ability of the Initial Lessees to make Lease Payments to the Operating Partnership and, therefore, the Company's liquidity, including the ability to make distributions to its stockholders, will depend upon the Initial Lessees' ability to generate sufficient cash flow from their operations at their respective Initial Courses.

     Concurrent with the closing of the IPO, the Company borrowed approximately $4,325,000 which, together with the net proceeds of the IPO, was used to retire mortgage indebtedness and other debt of the Prior Owners, to fund the cash portion of the purchase of the Initial Courses and to provide approximately $24,119,700 in initial working capital. The Company has agreed to maintain approximately $4,325,000 of indebtedness for up to 10 years to accommodate a Prior Owner's efforts to seek to minimize certain adverse tax consequences from its contribution of one of the Initial Courses to the Company. Additionally, the Company has signed a term sheet and is finalizing the documentation for a Line of Credit to be used primarily for the acquisition of additional golf courses, but a portion of which may also be used for acquisition of the Expansion Facilities, for capital expenditures or for general working capital purposes. The Company has not, however, finalized the Line of Credit and there can be no assurance that the Company will have access to sufficient debt and equity financing to pursue its acquisition strategy. The Company anticipates that the Line of Credit lender, NationsBank, N.A., will impose certain conditions on the Company's ability to draw on the Line of Credit. If the Company is not able successfully to finalize the Line of Credit, the Company anticipates that future acquisitions would be funded with debt financing to be secured by the particular acquisition property or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as the Board of Directors deems prudent.

     The Company believes its acquisition capabilities are enhanced by its initial capital structure. The Company intends to maintain a capital structure with consolidated indebtedness representing no more than 50% of its total market capitalization.

     The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. Future acquisitions of golf courses will be financed, in whole or in part, with proceeds from the Line of Credit, additional issuances of OP Units or shares of Common Stock, borrowings under financing arrangements or other securities issuances. The Company currently has no agreement to acquire any additional golf courses, and there can be no assurance that the Company will acquire any more golf courses.

     Pursuant to the Participating Leases, the Company is obligated to reserve annually from rental payments an amount equal to between 2% and 3% of Gross Golf Revenue at each Initial Course to fund capital expenditures approved by the Company, including the periodic replacement or refurbishment of improvements and equipment. Capital expenditures in excess of that reserve will be funded by the Initial Lessees. The Company anticipates entering into similar arrangements with respect to golf courses it acquires in the future.

THE LEGENDS GROUP PRIOR OWNERS

     As part of the Formation Transactions, the Company acquired the following seven Initial Courses from The Legends Group: Heritage Golf Club, Heathland, Moorland, Parkland, Oyster Bay, Royal New Kent and Stonehouse Golf Club. These seven Initial Courses are operated by four Legends Lessees. The Legends Resort Courses -- Heathland, Moorland and Parkland -- share a common clubhouse, driving range, golf carts and other facilities and are leased by a single Legends Lessee pursuant to a single Participating Lease. The newly-opened Initial Courses -- Royal New Kent and Stonehouse Golf Club -- are in similar stages of operation and are leased by a single Legends Lessee pursuant to separate Participating Leases. Each of the other two Legends Initial Courses are leased by separate Legends Lessees. Aggregate Base Rent under the Participating Leases with the Legends Lessees represents approximately 80.4% of the Company's pro forma revenue under the Participating Leases for the year ended December 31, 1996. The Legends Group Prior Owners received OP Units representing an approximate 46.5% interest in the Operating Partnership upon completion of the Formation Transactions.

     The following discussion and analysis addresses the combined historical results of operations of the Initial Courses contributed by The Legends Group. However, the results of operations of such courses do not purport to represent the pro forma results of operations of the Legends Lessees or the Company and should not be used to assess the operating performance of the Legends Lessees or the Company. Two of the Initial Courses contributed by The Legends Group, Stonehouse Golf Club and Royal New Kent, opened in June and August 1996, respectively.

     The Legends Group markets its courses through media advertising (primarily in golf publications) and various other promotional arrangements (generally discounted green fees) provided to guests of local hotels in the markets where its golf courses are located. In addition, in 1995, affiliated entities began constructing, selling and renting golf villas as part of a resort/residential development at the Legends Resort, site of the three Legends Resort Coures, Heathland, Moorland and Parkland. This development eventually is expected to include 204 golf villas with over 800 beds. The Company believes that this resort/residential development helped contribute to the number of rounds played at the Legends Resort Courses in 1995 and 1996 and is expected to continue to be an increasing source of rounds played as the development is completed.

     For purposes of financial presentations, the term "Legends Golf" refers to the combined operations of all seven Initial Courses contributed by The Legends Group, and the term "Golf Legends" refers to operations of the three Initial Courses located at the Legends Resort.

     RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 AND 1995

     Revenue from golf operations increased 4.0% from $14,619,000 to $15,199,000 as well as the revenue per player (principally as a result of increased green fees and golf cart rentals) from $55.65 to $56.21, while the total rounds played increased 2.9% from 262,700 to 270,400. The increase in total number of rounds is primarily due to the opening of the two Legends of Virginia courses in mid-1996. The increase in total revenues in 1996 due to the two new courses approximated $690,000. In January and February 1996, management reduced available tee times and increased green and cart fees over the prior period's winter rates in an effort to enhance the quality of the golf experience during the slower time of the year. The Company believes that the late, harsh winter of 1996 in the midwest and northeastern United States reduced vacation golfers' travel from these areas and contributed to the decrease in the number of rounds played. Rounds played were also adversely affected by two hurricanes during the summer of 1996 that resulted in minimal damage to the Golf Courses but reduced vacation golf travel to the area.

     Other revenue sources, including food and beverage and merchandise sales are significantly influenced by the number of rounds played. While the number of rounds increased 2.9%, other revenue increased 10.2% to $4,214,000 from $3,823,000 principally due to a 22.6% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort. The rental units recently opened and additional units are being developed. Management is unable to estimate the future impact on food and beverage sales. However, food and beverage revenues are not included in the calculation of Gross Golf Revenue and therefore do not affect Participating Rent payments.

     Operating expenses increased 31.7% to $15,956,000 from $12,113,000. Principal components of the $3,843,000 increase were (i) initial operating costs of approximately $3,178,000 associated with the two Legends of Virginia courses opened in mid-1996, (ii) a one time increase in chemicals and fertilizer expense of approximately $90,000, (iii) periodic resurfacing of cart paths totaling $50,000, (iv) food and beverage operations of approximately $352,000 attributed to an increase in revenues and (v) an increase in repairs and maintenance expense.

     Interest expense increased 56.2% to $1,589,000 from $1,017,000 as a result of higher borrowings incurred in connection with the completion and pre-opening costs of the two recently opened Initial Courses.

     Net income decreased 64.8% from $5,312,000 to $1,868,000 primarily as a result of additional $3,178,000 of expenses associated with the two recently opened Initial Courses.

YEAR ENDED DECEMBER 31, 1995 AND 1994

     Revenue from golf operations increased 1.7% to $14,619,000 from $14,371,000. The increase resulted primarily from a 9.5% increase in revenues per player (principally as a result of increased green fees and golf cart rentals) from $50.82 to $55.65. During this same period rounds played decreased 7.1% from 282,800 to 262,700 as a result of the Company's focus on increasing green fees.

     Other revenue decreased 19.1% from $4,725,000 to $3,823,000 principally due to a contribution of land in 1994 totaling $1,000,000 which was partially offset by increased food and beverage and merchandise sales as a result of improved merchandising efforts in the pro shop.

     Operating expenses increased 1.7% to $12,113,000 from $11,913,000, primarily as a result of normal wage and other operating cost increases.

     Interest expense increased 1.9% to $1,017,000 from $998,000 primarily due to financing costs incurred in connection with the purchase of maintenance equipment.

     Net income decreased 14.1% to $5,312,000 from $6,185,000.

     LEGENDS LESSEES

     On a pro forma basis, assuming the Formation Transactions had occurred as of the beginning of the respective periods, the pro forma results of operations of the Legends Lessees for the years ended
December 31, 1995 and December 31, 1996 were as follows:

                                              YEAR ENDED          YEAR ENDED
                                           DECEMBER 31, 1995   DECEMBER 31, 1996
                                           -----------------   -----------------

LEGENDS GOLF (1)
  Total revenue. . . . . . . . . . . . . . .    $18,442             $19,413
  Participating Lease payment. . . . . . . .      8,351              10,210
  Net income (loss). . . . . . . . . . . . .        231              (3,966)
  Cash flows from operating activities (2) .        514              (3,618)
  Cash flows from investing activities (3) .         --                  --
  Cash flows from financing activities (4) .         --                  --
  EBITDA (5)                                        595              (3,568)

-------------

(1) Reflects seven months of operations for the Stonehouse Golf Club and five months of operations for Royal New Kent for the year ended December 31, 1996. Stonehouse and Royal New Kent Golf Club opened in June and August 1996, respectively.

(2) Represents the applicable Initial Lessee's pro forma income adjusted for non-cash depreciation and amortization. Estimated pro forma cash flows from operating activities excludes cash provided by (used in) operating activities due to changes in working capital resulting from changes in current assets liabilities. The Initial Lessees are newly formed entities, and the Company does not believe these excluded items are material to cash flows from operating activities.

(3) Cash flows from investing activities would consist principally of capital improvements to the Golf Courses. As such improvements are expected to be funded through a capital expenditure reserve funded by the Company, cash flows from investing activities funded by the Initial Lessees are not expected to be material.

(4) Cash flows from financing activities would primarily included transactions with the Initial Lessees' owners and borrowings and repayments on loans. Such cash flows have been excluded in the determination of cash flows from financing activities as the Company does not believe these excluded items are material to cash flows from financing activities.

(5) EBITDA is defined as operating income before interest, income taxes, depreciation and amortization. Management considers EBITDA to be an important measure of the cash flows from operations of the Initial Lessees (before payment of debt service obligations and non-cash depreciation charges). EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not to be considered as an alternative to net income as an indication of financial performance or to cash flows from operating activities as a measure of liquidity.


INFLATION

     All of the Participating Leases provide for initial terms of 10 years with Base Rent and Participating Rent features. Base Rent will increase by the Base Rent Escalator for each year during the first five years of the term of each Participating Lease (and for an additional five years if the Lessee Performance Option is exercised). All of such leases are triple net leases requiring the Initial Lessees to pay for all maintenance and repair, insurance, utilities and services, thereby minimizing the effect of inflation on the Company.

SEASONALITY

     The golf industry is seasonal in nature based on weather conditions and fewer available tee times in the rainy season and the winter months. Each of the Initial Lessees operating a Daily Fee course may vary green fees based on changes in demand.

FORWARD-LOOKING STATEMENTS

     The preceding sections "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire high quality golf courses; the expected availability of the Line of Credit and other debt and equity financing; the sufficiency of the Company's working capital, cash flow and financing to support the Company's future operating and capital requirements; the Initial Lessees' future cash flows, results of operations and overall financial performance; the Company's planned strategic alliance with Troon Golf; the planned acquisition and/or financing of certain golf courses; the expected completion and acquisition of the Expansion Facilities; the expected dividend distribution rate; the intended limit on the Company's level of consolidated indebtedness; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry; statements regarding the possible redemption of OP Units and exercise of the Lessee Performance Options; and the expected completion of real estate developments near the Initial Courses. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

     Investors should carefully consider the various factors identified under the headings "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Annual Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire quality golf courses and to negotiate acceptable lease terms; the possibility that negotiations regarding the Line of Credit and the alliance with Troon Golf will fail; the possibility that Company management lacks the skill to manage the Company's planned process of acquisitions and expansions; the possible adverse effect of changing economic conditions, including interest rate movements and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; and the effect of competitive pressures from other golf course acquirors and other golf course lessors. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN THE COMPANY'S CERTIFYING ACCOUNTANT

     (a) On February 26, 1997, the Company dismissed Price Waterhouse LLP as independent accountants. Effective February 26, 1997, the
Company engaged BDO Seidman, LLP as principal accountants. The decision to change accountants was approved by the Audit Committee and ratified by the Board of Directors of the Company.

     (b) The Company was formed on November 8, 1996. Its balance sheet as of November 8, 1996 was audited by Price Waterhouse LLP. The balance sheet and the report of Price Waterhouse LLP thereon were included in the Company's Registration Statement on Form S-11 which was declared effective on February 6, 1997. In connection with its audit of the November 8, 1996 balance sheet and through February 26, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have cause them to make reference thereto in their report on the November 8, 1996 balance sheet and there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     (c)  The report of Price Waterhouse LLP on the Registrant's
November 8, 1996 balance sheet did not contain an adverse opinion or a disclaimer of opinion and the report was not qualified or modified as to uncertainty, audit scope or accounting principles.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors consists of seven members. The directors include W. Bradley Blair II, Chairman, Chief Executive Officer and President of the Company, David J. Dick, the Company's Executive Vice President and Larry D. Young, founder of The Legends Group, the Prior Owner of seven of the Initial Courses. The remaining directors are Independent Directors (the "Independent Directors"). Subject to rights pursuant to any employment agreements, officers of the Company serve at the pleasure of the Board of Directors.

     Set forth below is information with respect to the directors and executive officers of the Company as of March 24, 1997.

         NAME           AGE                    POSITION
 --------------------  ----  ------------------------------------------------
 W. Bradley Blair, II   53   Chairman of the Board of Directors, Chief
                             Executive Officer and President of the Company
 David J. Dick          37   Executive Vice President, Director
 Scott D. Peters        39   Senior Vice President and Chief Financial Officer
 Larry D. Young         55   Director
 Roy C. Chapman         56   Director
 Raymond V. Jones       49   Director
 Fred W. Reams          54   Director
 Edward L. Wax          60   Director

     W. Bradley Blair, II is the Chairman of the Board, Chief Executive Officer and President of the Company. From 1993 until the completion of the IPO Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner and currently is of counsel at Blair, Conaway Bograd & Martin, P.A., a law firm, specializing in real estate, finance, taxation and acquisitions. Several clients of Blair, Conaway Bograd & Martin are golf course owners, operators and developers as well as companies involved in golf course financing. Mr. Blair received a Bachelor of Science Degree in Business from Indiana University and a Juris Doctorate from University of North Carolina at Chapel Hill Law School.

     David J. Dick is Executive Vice President of the Company. Since 1993 Mr. Dick has worked with the Inland Group, Inc. as a consultant specializing in real estate investment banking and golf course finance. From 1983 to 1992 Mr. Dick served as Vice President of Development and Asset/Portfolio Management for Thoner & Birmingham Development Corporation, a golf and country club community developer that is affiliated with the owner of Northgate Country Club. While with Thoner & Birmingham Development Corporation, Mr. Dick's responsibilities included many aspects of golf course and country club development, finance operations and management. Mr. Dick received a Bachelor of Science in Business Administration from Central Missouri State University. Mr. Dick is a Certified Commercial Investment Member.

     Scott D. Peters is Senior Vice President and Chief Financial Officer of the Company. From 1992 to 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master-planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle Cooke Homes, Inc; and during 1990 and 1991 lectured on Real Estate Finance and Asset Management at California State University at Bakersfield. Mr. Peters is a certified public accountant and worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. From

1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scotsdale Princess Resort. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University and a Masters Degree in Taxation from the University of Akron, Ohio.

     Larry D. Young is a director of the Company and is the founder of The Legends Group. Mr. Young has been involved in the golf business for 25 years, and for 21 of those years in Myrtle Beach. In 1975 he moved to Myrtle Beach, South Carolina, where he started what became The Legends Group, a leading golf course owner, developer and operator in the southeast and Mid-Atlantic regions of the United States. Mr. Young has developed ten courses during that time, three of which were rated the best new course in their respective category in the year developed by GOLF DIGEST. Mr. Young has served in numerous capacities in golf industry related non-profit organizations.

     Roy C. Chapman is a director of the Company. He is the Chairman, Chief Executive Officer and principal shareholder of Human Capital Resources, Inc., which was formed to assist students to finance higher education. From 1987 until his retirement in February of 1993, he was Chairman and Chief Executive Officer of Cache, Inc., the owner and operator of a nationwide chain of upscale women's apparel stores. He has served as the Chief Financial and Administrative Officer of Brooks Fashion Stores and was a partner in the international accounting and consulting firm of Coopers & Lybrand LLP. Mr. Chapman has also served as a member of the staff of the Division of Market Regulation of the Securities and Exchange Commission and acted as a consultant to the Special Task Force to Overhaul the Securities Investors Protection Act.

     Raymond V. Jones is a director of the Company. Mr. Jones is the Executive Vice President of Summit Properties Inc., where he has been employed since 1984. Summit Properties Inc. is a publicly traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the southeastern United States. While at Summit Properties Inc., Mr. Jones has overseen the development of twenty-six communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a B.A. in Political Science from George Washington University.

     Fred W. Reams is a director of the Company. Since 1981 he has served as the President of Reams Asset Management Company, LLC ("Reams Management"), an independent private investment firm which he co-founded. Reams Management employs a staff of 20 persons and manages approximately $2.5 billion in assets. In addition, Mr. Reams has served as President of the Board of Directors of the Otter Creek Initial Course since 1981. Otter Creek, located in Indiana and rated in the top 25 public courses by GOLF DIGEST in 1990, recently expanded to 27 holes and has hosted several noteworthy tournaments including multiple U.S. Open and U.S. Senior Open qualifiers and four American Junior Golf Association Championships.

     Edward L. Wax is a director of the Company. Since 1992 he has served as Chairman and Chief Executive Officer of Saatchi & Saatchi Advertising Worldwide. There, Mr. Wax is responsible for the operations of 143 offices, in 87 countries. Mr. Wax has been employed by Saatchi & Saatchi since 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax holds an M.B.A. from the Wharton Graduate School of Business and an undergraduate degree from Northeastern University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Form 3 initial report under Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") was submitted on behalf of Larry D. Young, a director of the Company, on February 12, 1997, six days after it was due. Form 4 reports of changes in beneficial ownership of the Company's securities under Section 16(a) were submitted on behalf of W. Bradley Blair, II, Roy C. Chapman, Edward L. Wax, Raymond V. Jones and David J. Dick, on or around April 1, 1997, one month after they were due. There were no other late reports, reportable transactions, or failures to file a required form to the Company's knowledge.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the estimated 1997 compensation, on an annualized basis, expected to be paid to the most highly compensated executive officers of the Company whose cash compensation from the Company in 1997 on an annualized basis is expected to exceed $100,000. The Company paid no compensation to its executives in fiscal year 1996.

NAME AND PRINCIPAL POSITION                               ANNUAL COMPENSATION
-------------------------------------------------------   -------------------
                                                          YEAR     SALARY (1)
                                                          ----     ----------
W. Bradley Blair, II                                      1997      $250,000
    Chairman of the Board of Directors/Chief
    Executive Officer/President
David J. Dick                                             1997      $150,000
    Executive Vice President
Scott D. Peters                                           1997      $125,000
    Senior Vice President/Chief Financial Officer

-----------------
(1) Amounts given are annualized projections for the year ending
    December 31, 1997.

OPTION/SAR GRANTS

     During fiscal year 1996, no stock options or stock appreciation rights ("SARs") were granted by the Company. Upon completion of the IPO, the Company granted options to Messrs. Blair, Dick and Peters to purchase up to 150,000, 125,000 and 40,000 shares of Common Stock, respectively. These options will become exercisable in three equal installments, commencing upon the first anniversary of the date of grant and each of the two years thereafter. The options will be exercisable for 10 years from the date of grant at the IPO price.

COMPENSATION OF DIRECTORS

     The Company intends to pay its Independent Directors fees for their services as directors. Directors will receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the Board of Directors, but not for committee meetings. Directors who are not Independent Directors will not be paid any director fees. The Company will reimburse directors for their out-of-pocket travel expenses. Upon completion of the IPO, the four Independent Directors were each awarded options to purchase 5,000 shares of Common Stock. The Company's Directors' Plan provides that any newly-elected directors will also be awarded options to purchase 5,000 shares of Common Stock. See "Directors' Plan."

DIRECTORS AND OFFICERS INSURANCE

     The Company maintains directors and officers liability insurance. Directors and officers liability insurance insures (i) the officers and directors of the Company from any claim arising out of an alleged wrongful act by such persons while acting as directors and officers of the Company, and (ii) the Company to the extent that it has indemnified the directors and officers for such loss.

INDEMNIFICATION

     The Charter provides for the indemnification of the Company's officers and directors against certain liabilities to the fullest extent permitted under applicable law. The Charter also provides that the directors and officers of the Company be exculpated from monetary damages to the fullest extent permitted under applicable law. In addition, in connection with the IPO the officers, directors and controlling persons of the Company are indemnified against certain liabilities by the Underwriters, and the Underwriters are indemnified against certain liabilities by the Company.

STOCK INCENTIVE PLAN

     The Company has established a stock incentive plan (the "Plan") to enable executive officers and other key employees of the Company to participate in the ownership of the

Company. The Plan is designed to attract and retain executive officers and other key employees of the Company and to provide incentive to such persons to maximize the Company's cash flow available for distribution. The Plan provides for the award to executive officers and other key employees of the Company of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

     The Plan will be administered by the Compensation Committee, which is authorized to select from among the eligible employees of the Company the individuals to whom options, restricted stock purchase rights and performance awards are to be granted and to determine the number of shares to be subject thereto and the terms and conditions thereof. The Compensation Committee will select the individuals to whom nonqualified stock options are to be granted and will determine the number of shares to be subject thereto and the terms and conditions thereof. The Compensation Committee is also authorized to adopt, amend and rescind rules relating to the administration of the Plan. No member of the Compensation Committee is eligible to participate in the Plan.

     AWARDS UNDER THE PLAN

     NONQUALIFIED STOCK OPTIONS provide for the right to purchase Common Stock at a specified price which may be less than fair market value on the date of grant (but not less than par value), and usually become exercisable in installments after the grant date. Nonqualified stock options may be granted for any reasonable term.

     INCENTIVE STOCK OPTIONS are designed to comply with the provisions of the Code and will be subject to restrictions contained in the Code, including exercise prices equal to at least 100% of fair market value of the Common Stock on the grant date and a ten year restriction on their term, but may be subsequently modified to disqualify them from treatment as an incentive stock option.

     RESTRICTED STOCK may be sold to participants at various prices (but not below par value) and made subject to such restrictions as may be determined by the Compensation Committee. Restricted stock, typically, may be repurchased by the Company at the original purchase price if the conditions or restrictions are not met. In general, restricted stock may not be sold, or otherwise transferred or hypothecated, until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, have voting rights and receive dividends prior to the time when the restrictions lapse.

     PERFORMANCE AWARDS may be granted by the Compensation Committee on an individual or group basis. Generally, these awards are based upon specific agreements and may be paid in cash or in Common Stock or in a combination of cash and Common Stock. Performance awards may include "phantom" stock awards that provide for payments based upon increases in the price of the Company's Common Stock over a predetermined period. Performance awards may also include bonuses which may be granted by the Compensation Committee on an individual or group basis and which may be payable in cash or in Common Stock or in a combination of cash and Common Stock.

DIRECTORS' PLAN

     SHARE AUTHORIZATION. A maximum of 100,000 shares of Common Stock may be issued under the Company's Non-Employee Directors' Plan (the "Directors' Plan"). The share limitation and terms of outstanding awards shall be adjusted, as the Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.

     ELIGIBILITY. The Directors' Plan provides for the grant of options to purchase Common Stock to each eligible director of the Company. No director who is an employee of the Company or a Prior
Owner is eligible to participate in the Directors' Plan.

     OPTIONS. Pursuant to the Directors' Plan, each eligible director who was a member of the Board of Directors as of the date that the registration statement relating to the IPO was declared effective by the SEC was awarded nonqualified options to purchase 5,000 shares of Common Stock on that date (each such director, a "Founding Director"). Each eligible director who is not a Founding Director (a "Non-Founding Director") will receive nonqualified options to purchase 5,000 shares of Common Stock on the date of the meeting of the Company's stockholders at which the Non-Founding Director is first elected to the Board of Directors. The options granted to Founding Directors upon effectiveness of the registration statement relating to the IPO have an exercise price equal to the initial public offering price and vest on the date of grant. The exercise price of options under future grants will be 100% of the fair market value of the Common Stock on the date of grant and will vest in the same manner. The exercise price may be paid in cash, cash equivalents, Common Stock or a combination thereof acceptable to the Compensation Committee. Options granted under the Directors' Plan are exercisable for 10 years from the date of grant.

     CERTAIN FEDERAL INCOME TAX CONSEQUENCES RELATING TO OPTIONS. Generally, an eligible director does not recognize any taxable income, and the Company is not entitled to a deduction upon the grant of an option. Upon the exercise of an option the eligible director recognizes ordinary income equal to the excess of the fair market value of the shares acquired over the option exercise price, if any. Special rules may apply as a result of Section 16 of the Exchange Act. The Company is generally entitled to a deduction equal to the compensation taxable to the eligible director as ordinary income. Eligible directors may be subject to backup withholding requirements for federal income tax.

     AMENDMENT AND TERMINATION. The Directors' Plan provides that the Board may amend or terminate the Plan, but the terms of the Plan relating to the amount, price and timing of awards under the Plan may not be amended more than once every six months other than to comport with changes in the Code, or the rules and regulations thereunder. An amendment will not become effective without stockholder approval if the amendment materially (i) increases the number of shares that may be issued under the Directors' Plan, (ii) changes the eligibility requirements, or (iii) increases the benefits that may be provided under the Directors' Plan. No options may be granted under the Directors' Plan after December 31, 2006.

DEFERRED COMPENSATION PLAN

     The Company intends to establish a deferred compensation plan under which executive officers of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one tax year until a later tax year and thereby postpone payment of tax on the deferred amount. Prior to the beginning of any taxable year, such executive officers may elect to defer receipt of such amount of cash compensation until a future date or until an event selected by such persons pursuant to the terms of the plan. Deferred compensation will be invested in a separate trust account.

EMPLOYMENT AGREEMENTS

     The Company has entered into written employment agreements with
W. Bradley Blair, II, David J. Dick and Scott D. Peters. The employment agreement for Mr. Blair has a term of four years, the employment agreement for Mr. Dick has a term of three years and the employment agreement with Mr. Peters has a term of one year. The employment agreements provides for an annual salary of $250,000, $150,000 and $125,000 for Messrs. Blair, Dick and Peters, respectively, with annual performance bonuses determined by the Compensation Committee in connection with the achievement of performance criteria to be determined by the Compensation Committee. In addition, each of Messrs. Blair, Dick and Peters have received options to purchase shares of Common Stock as described above under the heading "Stock Incentive Plan." Each of Messrs. Blair, Dick and Peters shall receive severance payments upon the death, disability, termination or resignation of such executive, unless such executive resigns without "good cause" or unless the Company terminates such executive with "good reason," i.e. as a result of gross negligence, willful misconduct, fraud or a material breach of the employment agreement. Each such executive will have "good cause" to terminate his employment with the Company in the event of any reduction in his compensation or benefits, material breach or material default by the Company under his employment agreement or following a merger or change in control of the Company. The severance payments of Messrs. Blair and Dick would be equal to base compensation plus bonus at the most recent annual amount for the longer of the balance of the employment term or two years. The severance payments of Mr. Peters would be equal to base compensation for a period which varies from four months to one year depending upon the time and cause of termination.

     The Compensation Committee may establish additional incentive compensation arrangements for the executive officers and certain key employees.

     COVENANTS NOT TO COMPETE. Messrs. Blair, Dick and Peters have agreed to devote substantially full time to the business of the Company and not to engage in any competitive business. Messrs. Blair, Dick and Peters have agreed not to compete directly with the Company in a business similar to that of the Company for a period of one year following any termination of employment. Mr. Blair may continue to invest with Mr. Young and his affiliates in certain residential real estate developments and resort operations.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Since the first Board meeting following the IPO, the Compensation Committee has been comprised exclusively of Independent Directors. Prior to the IPO, decisions regarding executive officer compensation were made by the three-member Board of Directors. Consequently, Messrs. Blair and Dick participated in the Board's deliberations concerning executive compensation prior to the IPO.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS OF THE COMPANY AND PRINCIPAL PARTNERS IN THE OPERATING PARTNERSHIP

     The following table sets forth certain information regarding the beneficial ownership of Common Stock and OP Units by each director, by each named executive officer of the Company, by all directors and officers of the Company as a group and by each person known to the Company to be the beneficial owner of 5% or more of the outstanding Common Stock as of March 24, 1997. Each person named in the table has sole voting and investment power with respect to all of the shares of Common Stock or OP Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

                                          PERCENTAGE OF
                             NUMBER OF       SHARES                     PERCENTAGE
                              SHARES        OF COMMON      NUMBER OF    INTEREST IN
NAME OF                      OF COMMON        STOCK           OP         OPERATING
BENEFICIAL OWNER               STOCK       OUTSTANDING     UNITS(2)     PARTNERSHIP
------------------------    ----------    -------------    ---------    -----------
W. Bradley Blair II. . . . . .14,000            *             12,500(3)      *
David J. Dick. . . . . . . . .  2300            *             12,500         *
Scott D. Peters. . . . . . . .  ___            ___            ___           ___
Larry D. Young (1) . . . . . .  ___            ___         3,738,556        46.5%
Roy C. Chapman . . . . . . . .   500            *             ___           ___
Raymond V. Jones . . . . . . .  2000            *             ___           ___
Fred W. Reams. . . . . . . . .25,000            *             ___           ___
Edward L. Wax. . . . . . . . .  1250            *             ___           ___
Directors and officers
  as a group (8 persons) . . .45,050           1.2%          3,763,556        46.8%


----------------
* Less than 1%.

(1)  Address is c/o The Legends Group, 1500 Legends Drive, Myrtle
     Beach, South Carolina 29577.

(2) The Operating Partnership has 8,045,356 OP Units outstanding as of March 24, 1997, of which 3,910,000 are owned by the Company. The numbers and percentages set forth in this table assumed that all outstanding OP Units are redeemed for shares of Common Stock. The OP Units (other than those owned by the Company) may be redeemed as follows: 50% after the first anniversary of the completion of the IPO and 50% after the second anniversary of the completion of the IPO.

(3) Mr. Blair is a co-trustee of, but has no equity in, the managing member of Legends of Virginia, L.C., which holds 598,187 OP Units. Mr. Blair disclaims any beneficial interest in such OP Units. These OP Units are included in the OP Units of which Mr. Young has beneficial ownership.
                                       53

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS AMONG OFFICERS AND DIRECTORS

     Larry Young is a director of the Company and the majority owner of The Legends Group and the Legends Lessees. Prior to the completion of the IPO, Mr. Blair was the Executive Vice President and Chief Operating Officer of Legends Group, Ltd. Upon completion of the IPO, Mr. Blair resigned from Legends Group, Ltd. and no longer holds any interest in the golf operations of The Legends Group.

ACQUISITION OF INTERESTS IN CERTAIN OF THE INITIAL COURSES

     Mr. Young and his affiliates received 3,738,556 OP Units in exchange for their interests in seven of the Initial Courses. Upon exercise of their right to redeem such OP Units (which rights are not exercisable until beginning one year after the completion of the IPO), such persons and entities may receive an aggregate of 3,738,556 shares of Common Stock or, at the Company's option, cash.

REPAYMENT OF INDEBTEDNESS

     In connection with the acquisition of the Initial courses, the Company repaid approximately $26.3 million of indebtedness guaranteed by Mr. Young. The Company also paid Mr. Young's affiliates approximately $8.4 million in repayment of a loan made to The Legends Group in connection with the development of the two recently opened Initial Courses. Additionally, the Company reimbursed Mr. Dick $62,000 for direct out-of-pocket expenses incurred in connection with the Formation Transactions.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with W. Bradley Blair, II, David J. Dick and Scott D. Peters, pursuant to which Mr. Blair will serve as Chairman of the Board, Chief Executive Officer and President, Mr. Dick will serve as Executive Vice President and Mr. Peters will serve as Senior Vice President and Chief Financial Officer of the Company for a term of four years, three years and one years, respectively, at an initial annual base compensation of $250,000, $150,000 and $125,000, respectively, subject to any increases in base compensation approved by the Compensation Committee. Upon termination of the employments other than for cause, Messrs. Blair, Dick and Peters will be entitled to receive severance benefits. See "Item 11 -- Executive Compensation -- Employment Agreements."

OPTION TO PURCHASE AND RIGHT OF FIRST REFUSAL

     The Legends Group currently owns a golf course that is not being contributed to the Company because it is subject to a ground lease with a short remaining term and The Legends Group may acquire or develop additional golf courses in the future. The Company has an option and right of first refusal to acquire all such golf courses, pursuant to the Option to Purchase and Right of First Refusal Agreement (the "Option Agreement"). Commencing four years after the public opening of a golf course developed by The Legends Group, or 24 months after the acquisition of an established operating golf course, the Company may purchase the applicable golf course under the Option Agreement for a purchase price based on the net operating income of the golf course, subject to adjustments agreed upon by the parties, divided by a capitalization rate equal to the Company's cost of equity capital plus 200 basis points. For purpose of this calculation, the Company's cost of equity capital is deemed to equal the Company's Funds From Operations yield for the then current fiscal year as published by First Call, less reserves for capital expenditures. In the event The Legends Group receives a bona fide third party offer to acquire a developed golf course, the option will not be effective pending the acquisition by the third party, in which case the Company shall have the right to purchase the developed golf course pursuant to the right of first refusal described below. The Company anticipates that any such developed golf course will have achieved stabilized operating revenues before the Company would consider purchasing such developed golf course from The Legends Group or any affiliate of The Legends Group.

     If the Company does not elect to exercise its option to acquire a golf course owned, acquired or developed by The Legends Group, or if the parties are unable to agree on the adjustments to net operating income for purposes of the pricing formula, then the Company will have a right of first refusal under the Option Agreement with respect to such golf course. The right of first refusal will obligate The Legends Group to offer the Company the right to buy any such golf course on the same terms and conditions as The Legends Group intends to offer to any third party. If the Company does not exercise its right to acquire such golf course, The Legends Group will be free to sell to a third party, provided if The Legends Group either opts not to sell the golf course within nine months or reduces the purchase price by 5% or more, The Legends Group must again offer the golf course to the Company. The Option Agreement shall generally run for a period of 10 years after the IPO.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The financial statements and schedules filed as part of this Annual Report on form 10-K are listed on page F-1.

REPORTS ON FORM 8-K

     A Current Report on Form 8-K dated February 26, 1997, was filed on March 4, 1997 and amended on March 17, 1997. It contained disclosure under Items 4 and 7 regarding the Company's change in its certifying accountant (see Item 9 of this Annual Report).

EXHIBITS

     The following exhibits are part of this Annual Report on Form 10-K for fiscal year 1996 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

EXHIBIT NO.        DESCRIPTION
-----------        -------------------------------------------------------------
3.1                Articles of Amendment and Restatement of the Company,
                   as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to the Company's Registration
                   Statement on Form S-11 (Commission File No. 333-15965)
                   Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.2                Bylaws of the Company as currently in effect
                   (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.1* First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (including Exhibit A (schedule of partners and partnership interests) as of March 24, 1997).

10.2.0 Form of Participating Lease between the Operating Partnership and the Initial Lessees relating to the Initial Courses (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.2.1* Schedule of material differences among the Participating Leases for the Initial Courses (included in lieu of the full text of each lease pursuant to Instruction 2 to Item 601 of Regulation S-K).

10.3 Option to Purchase and Right of First Refusal Agreement between (i) the Company and the Operating Partnership and (ii) Larry D. Young dated as of February 6, 1997 (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

10.4.0 Form of Contribution and Leaseback Agreement between the Operating Partnership and the Prior Owners relating to the Initial Courses (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) (filed November 12, 1996) and incorporated herein by reference).

10.4.1* Schedule of material differences among the Contribution and Leaseback Agreements relating to the Initial Courses (included in lieu of the full text of each agreement pursuant to Instruction 2 to Item 601 of Regulation S-K).

10.5 1997 Stock Incentive Plan of the Company (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.6               1997 Non-Employee Directors' Plan (previously filed as
                   Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7*              Employment Agreement between the Company and W.
                   Bradley Blair, II dated February 7, 1997.

10.8*              Employment Agreement between the Company and David
                   J. Dick dated February 7, 1997.

10.9*              Employment Agreement between the Company and Scott
                   D. Peters dated February 7, 1997.

16.1 Letter of Price Waterhouse LLP, former independent accountants of the Company (previously filed as Exhibit
                   16.1 to the Company's amended Current Report on Form 8-K dated February 26, 1997 (filed March 17, 1997) and incorporated herein by reference).

21.1 List of Subsidiaries of the Company (previously filed as Exhibit 22.1 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

24.1 Powers of Attorney. See the "Signatures" section of this Annual Report.

27.1               Financial Data Schedule.

_________________________

*  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 31, 1997.

                                        GOLF TRUST OF AMERICA, INC.

                                        By: /s/ W. Bradley Blair II
                                            -----------------------------
                                            W. Bradley Blair, II
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            AND CHAIRMAN OF THE BOARD OF
                                            DIRECTORS

                               POWER OF ATTORNEY

    We, the undersigned officers and directors of Golf Trust of America, Inc., do hereby constitute and appoint W. Bradley Blair, II and David J. Dick, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         SIGNATURE                     TITLE                          DATE

  /s/ W. Bradley Blair II                                        March 31, 1997
 ________________________   President, Chief Executive         _________________
   W. Bradley Blair, II     Officer and Chairman of the
                            Board of Directors
  /s/ David J. Dick                                              March 31, 1997
 ________________________   Executive Vice President and       _________________
      David J. Dick         Director
 /s/ Scott D. Peters                                             March 31, 1997
 ________________________   Senior Vice President and          _________________
     Scott D. Peters        Chief Financial Officer
 /s/ Larry D. Young                                              March 31, 1997
 ________________________   Director                           _________________
     Larry D. Young

 ________________________   Director                           _________________
     Roy C. Chapman
 /s/ Raymond V. Jones                                            March 31, 1997
 ________________________   Director                           _________________
    Raymond V. Jones

 ________________________   Director                           _________________
     Fred W. Reams

 ________________________   Director                           _________________
     Edward L. Wax

                          GOLF TRUST OF AMERICA, INC.




                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
GOLF TRUST OF AMERICA, INC.:
  Unaudited Pro Forma Condensed Consolidated Statements of Operations for the
    Years Ended December 31, 1995 and 1996.............................................  F-2
  Notes to Unaudited Pro Forma Condensed Consolidated Statements of Operations.........  F-3
  Unaudited Pro Forma Condensed Consolidated Balance Sheet as of December 31, 1996.....  F-4
  Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet....................  F-5
  Report of Independent Public Accountants--BDO Seidman, LLP...........................  F-7
  Balance Sheet as of December 31, 1996................................................  F-8
  Notes to Balance Sheet...............................................................  F-8

LEGENDS GOLF COMBINED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants--BDO Seidman, LLP............................ F-11
  Combined Balance Sheets--December 31, 1995 and 1996................................... F-12
  Combined Statements of Income--Years Ended December 31, 1994, 1995 and 1996........... F-13
  Combined Statements of Owners' Equity--Years Ended December 31, 1994, 1995, and 1996.. F-14
  Combined Statements of Cash Flows--Years Ended December 31, 1994, 1995, and 1996...... F-15
  Notes to Combined Financial Statements................................................ F-16

                          GOLF TRUST OF AMERICA, INC.
           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



    The Company's unaudited Pro Forma Condensed Consolidated Statements of Operations for the years ended December 31, 1995 and 1996 are presented as if the completion of the Formation Transactions had occurred as of January 1, 1995, and carried forward through each period presented. The Company was formed in November 1996 and has no operating history. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions have been made.

    The following unaudited Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such Formation
Transactions had been completed as of the beginning of the periods presented, nor do they purport to represent the results of operations for future periods.



                                                                               (F)
                                                 HISTORICAL   ADJUSTMENTS   PRO FORMA
                                                 ----------   -----------   ---------
FOR THE YEAR ENDED DECEMBER 31, 1995
 Participating lease revenue......................  $ -        $11,282(A)    $11,282
                                                    -----      -------       -------
 Depreciation and amortization..................      -          2,536(B)      2,536
 General and administrative.....................      -          1,639(C)      1,639
 Interest expense...............................      -            366(D)        366
                                                    -----      -------       -------
 Total expenses.................................      -          4,541         4,541
                                                    -----      -------       -------
 Income before minority interest................      -          6,741         6,741
 Minority interest..............................      -          3,202(E)      3,202
                                                    -----      -------       -------
 Net income applicable to common shareholders...    $ -        $ 3,539       $ 3,539
                                                    -----      -------       -------
                                                    -----      -------       -------
 Net income per share of common stock...........                             $  0.91
                                                                             -------
                                                                             -------
 Shares of common stock outstanding.............                               3,910
                                                                             -------
                                                                             -------
FOR THE YEAR ENDED DECEMBER 31, 1996
 Participating lease revenue....................    $ -        $13,142(A)    $13,142
                                                    -----      -------       -------
 Depreciation and amortization..................      -          3,080(B)      3,080
 General and administrative.....................      -          1,639(C)      1,639
 Interest expense...............................      -            366(D)        366
                                                    -----      -------       -------
 Total expenses.................................      -          5,085         5,085
                                                    -----      -------       -------
 Income before minority interest................      -          8,057         8,057
 Minority interest..............................      -          3,988(E)      3,988
                                                    -----      -------       -------
 Net income applicable to common shareholders       $ -        $ 4,069       $ 4,069
                                                    -----      -------       -------
                                                    -----      -------       -------
 Net income per share of common stock                                        $  1.04
                                                                             -------
                                                                             -------
 Shares of common stock outstanding                                          $ 3,910
                                                                             -------
                                                                             -------

     See accompanying notes to unaudited pro forma condensed consolidated financial Statements.

                          GOLF TRUST OF AMERICA, INC.
      NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

(A) Represents payments of Base Rent from the Initial Lessees to the Company calculated on a pro forma basis as if the beginning of the period presented was the beginning of a lease year, except for Legends of Virginia, the Initial Lessee of Stonehouse Golf Club and Royal New Kent, which courses opened in June 1996 and August 1996, respectively. Pro forma Participating Lease revenue payable by Legends of Virginia reflects only the periods during which such Golf Courses were actually operating. If Stonehouse and Royal New Kent had been operating during the entire year presented, Participating Lease revenue would have been $3,706 and $1,846 higher for the years ended December 31, 1995 and 1996, for a total of $14,988.

(B) Represents depreciation on buildings, improvements, and furniture and equipment and amortization. Depreciation is computed using the straight-line method and is based upon the estimated useful lives of 30 years for buildings, 15 years for improvements and 3 to 10 years for furniture and equipment. If Stonehouse and Royal New Kent had been operating during the entire period presented, depreciation expense would have been $1,180 and $580 higher for the years ended December 31, 1995 and 1996, respectively, for a total of $3,716 and $3,660, respectively.

(C) Represents legal, audit, office costs, salaries and other general and administrative expenses to be paid by the Company as follows:

                                                                     YEAR ENDED
                                                                     DECEMBER 31
                                                                   --------------
                                                                   1995     1996
                                                                   ----     ----
Salaries and benefits--executive offers..........................$  697   $  697
Other salaries and benefits......................................   121      121
Directors and officers insurance.................................   200      200
Legal and accounting.............................................   185      185
Directors fees and travel........................................    77       77
SEC reporting and other stockholder costs........................   110      110
Office rent, telephone, supplies and other administrative costs..   165      165
Other............................................................    84       84
                                                                 ------   ------
                                                                 $1,639   $1,639
                                                                 ------   ------
                                                                 ------   ------

    Salaries and benefits for executive officers are based upon agreements with the respective officers. Other amounts are based upon management's estimates of expenses to be incurred given the Company's estimated level of operations and related administrative requirements.

(D) Reflects interest expense at 7.5% per annum to be paid on the initial borrowing of $4,325 and loan costs amortized as interest expense. Loan costs, aggregating $72, include estimated fees and legal costs of obtaining the Company's initial borrowing and are amortized over the expected two year term of the initial borrowing.

(E) Calculated as approximately 47.5% and 49.5% of the Operating Partnership's net income for the years ended December 31, 1995 and 1996, respectively, based on the weighted average of OP Units outstanding.

(F) The Company, as sole general partner of the Operating Partnership, will have, subject to certain protective rights of the Limited Partners, full, exclusive and complete responsibility and discretion in the management and unilateral control of the Operating Partnership. Such responsibilities permit the Company to enter into certain major transactions including acquisitions, dispositions, refinancings and selection of golf course operators and to cause changes in the Operating Partnership's line of business and distribution policies. Further, the Company may not be replaced as general partner by the Limited Partners, except in certain limited circumstances. Accordingly, for accounting purposes, the Company is considered to control the Operating Partnership and the accompanying unaudited Pro Forma Condensed Consolidated Statement of Operations consolidates the accounts of the Company and the Operating Partnership.

                             GOLF TRUST OF AMERICA, INC.

                    PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)
                                    (IN THOUSANDS)

    The unaudited Pro Forma Condensed Consolidated Balance Sheet is presented as if the completion of the Formation Transactions and the application of the net proceeds of the Offering had occurred on December 31, 1996. The contribution of the interest in the Golf Courses to the Operating Partnership by The Legends Group represents a reorganization of the interests of The Legends Group in the contributed Golf Courses and has been accounted for at historical cost as a transfer between parties under common control in accordance with APB No. 16, the contribution of the Golf Courses by the other Prior Owners to the Operating Partnership (Other Acquired Golf Courses) has been accounted for using the purchase method. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions have been made.

    This unaudited Pro Forma Condensed Consolidated Balance Sheet is not necessarily indicative of what the Company's actual financial position would have been assuming formation such transactions had been completed as of December 31, 1996, nor does it purport to represent the future financial position of the Company.

                                                                              (F)
                                               Legends                      Pro Forma
                                              Historical    Adjustments    Consolidated
                                              ----------    -----------    ------------
ASSETS
  Properties, net . . . . . . . . . . . . .   $  34,060     $  13,910        $  47,970
  Land  . . . . . . . . . . . . . . . . . .       1,000        13,906           14,906
  Cash  . . . . . . . . . . . . . . . . . .         841        22,895           23,736
  Advances to affiliates. . . . . . . . . .      11,673       (11,673)             -
  Other assets  . . . . . . . . . . . . . .       2,230        (2,158)              72
                                              ---------     ---------        ---------
    Total assets  . . . . . . . . . . . . .   $  49,804     $  36,880        $  86,684
                                              ---------     ---------        ---------
                                              ---------     ---------        ---------
LIABILITIES AND EQUITY
  Due to affiliates . . . . . . . . . . . .   $  13,167     $ (13,167)       $     -
  Notes payable . . . . . . . . . . . . . .      27,313       (22,988)           4,325
  Accounts payable and accrued expenses . .       2,150        (2,150)             -
  Minority interest . . . . . . . . . . . .         -          42,333           42,333
  Common stock  . . . . . . . . . . . . . .           4            35               39
  Additional paid-in capital  . . . . . . .         300        39,687           39,987
  Retained earnings . . . . . . . . . . . .       6,870        (6,870)             -
                                              ---------     ---------        ---------
    Total liabilities and equity  . . . . .   $  49,804     $  36,880        $  86,684
                                              ---------     ---------        ---------
                                              ---------     ---------        ---------

     See accompanying notes to unaudited pro forma condensed consolidated financial statements.

                             GOLF TRUST OF AMERICA, INC.

                                     (UNAUDITED)

                                    (IN THOUSANDS)

                                                Assets--Dr.(Cr.)
                                ----------------------------------------------------
                                                               Advances
                                                                  to          Other
Adjustments                     Properties    Land     Cash    Affiliates    Assets
-----------                     ----------   ------   ------   ----------    ------
Eliminate Legends Group
 assets and liabilities not
 acquired (A) . . . . . . . .  $(1,925)               $ (841)  $(11,673)    $(2,230)
Contribution of additional
 Legends land (A) . . . . . .                $ 3,532
Record acquisition of
 acquired courses (B) . . . .   15,835        10,374  (6,252)
Initial borrowing (C) . . . .                          4,253                    72
Repayment of outstanding
 mortgages  . . . . . . . . .                        (47,482)
Sales of shares by the
 Company (D)  . . . . . . . .                         73,217
Record minority interest (E).
                                -------      ------- --------  --------     -------
Total adjustments . . . . . .   $13,910      $13,906 $22,895   $(11,673)   $(2,158)
                                -------      ------- --------  --------     ------
                                -------      ------- --------  --------     -------
                                                           Liabilities--(Dr.)Cr.
                                  ----------------------------------------------------------------------
                                                                                      Additional
                                   Due To      Notes    Accounts    Minority   Common   Paid-In   Retained
Adjustments                      Affiliates   Payable   Payable     Interest   Stock    Capital   Earnings
-----------                      ----------   -------   --------    --------   ------ ----------  --------
Eliminate Legends Group
 assets and liabilities not
 acquired (A) . . . . . . . .     $ (4,734) $   (860)   $(2,150)               $  (4)    $ (2,051) $(6,870)
Contribution of additional
 Legends land (A) . . . . . .                                                                        3,532
Record acquisition of
 acquired courses (B) . . . .                  12,596                                       7,361
Initial borrowing (C) . . . .                   4,325
Repayment of outstanding
 mortgages  . . . . . . . . .       (8,433)   (39,049)
Sales of shares by the
 Company (D)  . . . . . . . .                                                     39       73,178
Record minority interest (E).                                        $42,333              (42,333)
                                   --------- --------- --------      -------    ------   --------   --------
Total adjustments . . . . . .      $(13,167) $(22,988) $(2,150)      $42,333    $ 35     $ 39,687  $(6,870)
                                   --------- --------- --------      -------    ------   --------  --------
                                   --------- --------- --------      -------    ------   --------  --------



    (A) The Legends Group Prior Owners are contributing the following Golf Courses and related facilities and equipment (except golf carts) to the Operating Partnership: Parkland, Heathland and Moorland (Golf Legends), Oyster Bay (Seaside Resorts), Heritage Golf Club, and Stonehouse Golf Club and Royal New Kent (Legends of Virginia LC). The contribution of Stonehouse and Royal New Kent includes land owned by Legends of Virginia on which the two Golf Courses are situated. An affiliate of the Prior Owners of Golf Legends and Heritage is separately contributing to the Operating Partnership the land on which these Golf Courses are situated. The land on which Oyster Bay is situated is subject to a ground lease for which the Oyster Bay Initial Lessee will have the payment obligation.

   (B) Reflects the acquisition of property and equipment from Northgate Country Club, Bright's Creek Development and Olde Atlanta Golf Club which includes, but is not limited to, the Golf Courses and related land, buildings, improvements, fixed assets and equipment (except golf carts) as follows:

                       Cash . . . . . . . . . . . . . . . . . . . .   $ 6,252
                       Assumption of debt . . . . . . . . . . . . .    12,596
                       Issuance of 368,050 OP Units . . . . . . . .     7,361
                                                                      -------
            Consideration paid for acquired Golf Courses and land .   $26,209
                                                                      -------
                                                                      -------

                                 GOLF TRUST OF AMERICA, INC.
              PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                     (UNAUDITED)
                                    (IN THOUSANDS)

    The increase in basis has been allocated to the assets of the Other Acquired Golf Courses as summarized below. The allocation is preliminary and is based upon management's best estimate of the fair value of the assets acquired. The contribution of the Golf Courses by The Legends Group is reflected at the net book value of the assets plus $3,532 of land contributed to Legends Golf, by the prior owner concurrent with the Formation Transactions.

                                          Other Acquired
                                  Legends   Golf Courses   Pro Forma
                                 --------  --------------  ---------
Land                             $ 4,532      $10,374       $14,906
Golf course improvements          26,429        8,290        34,719
Buildings                          3,219        5,908         9,127
Furniture and equipment            2,487        1,637         4,124
                                 -------      -------       -------
Total properties                 $36,667      $26,209       $62,876
                                 -------      -------       -------
                                 -------      -------       -------

(C) Reflects initial borrowing obtained by the Company and related loan costs ($72).
(D) Reflects the following proposed transaction


         Gross proceeds from sale of 3,910,000 shares of
           common stock net of underwriting discount . . . . . . . $76,362
         Expenses of the offering  . . . . . . . . . . . . . . . .  (3,145)
                                                                   -------
                                                                   $73,217
                                                                   -------
                                                                   -------

(E) Reflects the following:


         Legends Golf equity as of December 31, 1996 . . . . . . . . . . . . . . .   $ 7,174
         Legends Golf equity not acquired by the Company . . . . . . . . . . . . .    (8,925)
                                                                                     -------
         Deficit upon contribution to Operating Partnership of properties and
           debt of  Legends Golf . . . . . . . . . . . . . . . . . . . . . . . . .    (1,751)
         Contributions of land subsequent to December 31, 1996, by Legends
           Golf's Prior Owner  . . . . . . . . . . . . . . . . . . . . . . . . . .     3,532
         Issuance of 368,050 OP Units to Prior Owners for acquisition of Golf
           Courses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,361
         Contributions of capital to Operating Partnership by Company  . . . . . .    73,217
                                                                                     -------
                                                                                      82,359
         Minority interest percentage  . . . . . . . . . . . . . . . . . . . . . .      51.4%
                                                                                     -------
                                                                                     $42,333
                                                                                     -------
                                                                                     -------

(F) The Company, as sole general partner of the Operating Partnership, will have, subject to certain protective rights of the Limited Partners, full, exclusive and complete responsibility and discretion in the management and unilateral control of the Operating Partnership. Such responsibilities permit the Company to enter into certain major transactions including acquisitions, dispositions, refinancings and selection of golf course operators and to cause changes in the Operating Partnership's line of business and distribution policies. Further, the Company may not be replaced by as general partner by the Limited Partners, except in certain limited circumstances.

                 REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS


To the Board of Directors and
Shareholders of Golf Trust of America, Inc.

We have audited the accompanying balance sheet of GOLF TRUST AMERICA, INC. as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of GOLF TRUST AMERICA, INC. at December 31, 1996, in conformity with generally accepted accounting principles.




BDO Seidman, LLP
Charlotte, North Carolina

March 26, 1997

                          GOLF TRUST OF AMERICA, INC.
                                BALANCE SHEET
                              DECEMBER 31, 1996

ASSETS
 Cash .................................................................   $100
                                                                          ----
                                                                          ----
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 10,000,000 shares authorized,
  no shares issued ....................................................   $  -
 Common stock, $.01 par value, 90,000,000 shares authorized,
  1 share issued and outstanding ......................................      -
 Additional paid-in capital ...........................................    100
                                                                          ----
Total stockholders' equity ............................................   $100
                                                                          ----
                                                                          ----

                              NOTES TO BALANCE SHEET

1.  ORGANIZATION

    Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The authorized capital stock of the Company consists of 90,000,000 shares of Common Stock having a par value of $.01 per share and 10,000,000 shares of Preferred Stock having a par value of $.0l per share.

    The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of golf courses in the United States. The principal business strategy of the Company is to acquire high quality golf courses and to lease the golf courses to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"), in which the Company is the sole general partner.

    Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 48.6% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2% interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 48.4% interest therein.

    In February 1997, the Company raised net proceeds of approximately $73 million in its initial public offering ("the IPO"). In the IPO the Company sold 3,910,000 shares of common stock at $21.00 per share (including 510,000 shares sold pursuant to the underwriters' over-allotment option, which was exercised in full). The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for 48.6% interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses (the "Initial Courses") from their prior owners ( the "Prior Owners").

    The Prior Owners were paid an aggregate of approximately $6.2 million in cash and approximately $43.1 million in repayment of mortgage and other indebtedness and were issued approximately 4.1 million OP units which represents a 51% limited partnership interest in the Operating Partnership. Control of the Operating Partnership remains in the Company as the sole general partner.

    The Company as sole general partner of the Operating Partnership has, subject to certain protective rights of the Limited Partner, full, exclusive and complete responsibility and discretion in the management and unilateral control of the Operating Partnership. Such responsibilities permit the Company to enter into certain major transactions including acquisitions, dispositions, refinancings and selection of golf course operators and to cause changes in the Operating Partnership's line of business and distribution policies'. Further, the Company may not be replaced as general partner by the Limited Partners, except in certain limited circumstances. Accordingly, the Company is considered to control the Operating Partnership and intends to present its accounts on a consolidated basis with the Operating Partnership.

    Holders of limited partnership interests in the Operating Partnership ("OP Units") will have the opportunity after one year following the receipt of such OP Units, subject to certain restrictions, to have their OP Units exchanged for cash in an amount equal to the fair market value of an equivalent number of shares of Common Stock or, at the election of the Company, for Common Stock on a one-for-one basis. The Company currently expects that it will elect to issue Common Stock in connection with such exchange, unless it is prohibited from doing so because of the ownership restrictions in its Charter.

2.  INCOME TAXES

    Commencing with the year beginning January 1, 1997, the Company intends to make an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

3.  INCENTIVE PLANS AND EMPLOYMENT AGREEMENTS

    The Company has established a stock incentive plan (the "Plan") to enable executive officers and other key employees of the Company to participate in the ownership of the Company. The Plan is designed to attract and retain executive officers and other key employees of the Company and to provide incentive to such persons to maximize the Company's cash flow available for distribution. The Plan provides for the award to executive officers and other key employees of the Company of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock, and performance awards.

    AWARDS UNDER THE PLAN

    NONQUALIFIED STOCK OPTIONS provide for the right to purchase common stock at a specified price which may be less than the fair market value on the date of grant (but not less than par value) and usually become exercisable in installments after the grant date. Nonqualified stock options may be granted for any reasonable term.

    INCENTIVE STOCK OPTIONS are designed to comply with the provisions of the Code and will be subject to restrictions contained in the Code, including exercise prices equal to at least 100% of fair market value of the common stock on the grant date and a ten year restriction on their term, but may be subsequently modified to disqualify them from treatment as an incentive stock option.

    RESTRICTED STOCK may be sold to participants at various prices but not below par value and made subject to such restrictions as may be determined by the Compensation Committee. Restricted stock, typically, may be repurchased by the Company at the original purchase price if the conditions or restrictions are not met. In general, restricted stock may not be sold, or otherwise transferred or hypothecated, until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, have voting rights and receive dividends prior to the time when the restrictions lapse.

    PERFORMANCE AWARDS may be granted by the Compensation Committee on an individual or group basis. Generally, these awards are based upon specific agreements and may be paid in cash or in common stock or in a combination of cash and common stock. Performance awards may include "phantom" stock awards that provide for payments based upon increases in the price of the Company's common stock over a predetermined period. Performance awards may include bonuses which may be granted by the Compensation Committee on an individual or group basis and which may be payable in cash or in common stock or in a combination of cash and common stock.

    In addition, a maximum of 100,000 shares of Common Stock may be issued under the Company's Non-Employee Directors' Plan.

    In accordance with Statement of Financial Accounting Standards No. 123, the Company intends to adopt the intrinsic value based approach to accounting for stock-based compensation, supplemented by footnote disclosure of pro forma net income and earnings per share using a fair value based method of accounting for stock-based compensation.

    The Company has entered into employment agreements with the officers concurrent with the formation transactions that expire through 2001. The agreements provide basic compensation in addition to other incentives and bonuses upon certain conditions as defined in the agreements.


4.  COMMITMENT

    The Company and NationsBank, N.A. have signed a term sheet relating to a $75 million line of credit (the "Line of Credit") which will be used primarily for acquisitions. Definitive documentation on the Line of Credit is currently being finalized. The Company expects the Line of Credit facility to be available in the second quarter of 1997. However, the Company has not consummated the Line of Credit and there can be no assurance that such credit will be extended to the Company.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
Legends Golf
Myrtle Beach, South Carolina

    We have audited the accompanying combined balance sheets of LEGENDS GOLF (as defined in Note 1) as of December 31, 1996 and 1995, and the related combined statements of income, owners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These combined financial statements are the responsibility of LEGENDS GOLF'S management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As more fully described in the notes to the combined financial statements, LEGENDS GOLF has material transactions with its majority stockholder and affiliates.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of LEGENDS GOLF at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.







March 21, 1997

                                     LEGENDS GOLF
                               COMBINED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                               DECEMBER 31,
                                                         ----------------------
                                                           1995           1996
ASSETS (Note 6)                                          -------        -------
CURRENT:
  Cash. . . . . . . . . . . . . . . . . . . . . . .      $   400        $   841
  Accounts receivable (Note 3):
   Golf packages. . . . . . . . . . . . . . . . . .          580            984
   Related parties. . . . . . . . . . . . . . . . .           45            246
   Stockholder. . . . . . . . . . . . . . . . . . .            -              1
   Other. . . . . . . . . . . . . . . . . . . . . .           37             59
  Inventories . . . . . . . . . . . . . . . . . . .          294            498
  Prepaid assets. . . . . . . . . . . . . . . . . .            2              4
                                                         -------        -------
      Total current assets. . . . . . . . . . . . .        1,358          2,633
                                                         -------        -------
Property and equipment, less accumulated
 depreciation and amortization (Notes 4 and 6). . .       33,099         35,060
                                                         -------        -------
Other assets:
  Advances to affiliates (Note 3) . . . . . . . . .        7,803         11,673
  Other . . . . . . . . . . . . . . . . . . . . . .           40            438
                                                         -------        -------
      Total other assets. . . . . . . . . . . . . .        7,843         12,111
                                                         -------        -------
                                                         $42,300        $49,804
                                                         -------        -------
                                                         -------        -------
LIABILITIES AND OWNERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . .      $   430        $ 1,417
  Accrued expenses:
   Land lease (Note 7). . . . . . . . . . . . . . .            -              5
   Retirement plan (Note 5 ). . . . . . . . . . . .           71             95
   Other. . . . . . . . . . . . . . . . . . . . . .          308            633
  Current maturities of long-term debt (Note 6) . .        1,710         26,697
                                                         -------        -------
      Total current liabilities . . . . . . . . . .        2,519         28,847

Advances from affiliates (Note 3) . . . . . . . . .        8,787         13,167
Long-term debt, less current maturities (Note 6). .       24,666            616
                                                         -------        -------
      Total liabilities . . . . . . . . . . . . . .       35,972         42,630
                                                         -------        -------
Commitments and contingencies (Notes 5 and 7)

Owners' equity:
  Common stock, $1 par--shares authorized,
  300,000; outstanding, 1,000  . . . . . . . . . .             3              3
  Members' contributions . . . . . . . . . . . . .             1              1
  Additional paid-in capital . . . . . . . . . . .           300            300
  Members' accumulated deficit . . . . . . . . . .           956         (1,970)
  Retained earnings (Note 6) . . . . . . . . . . .         5,068          8,840
                                                         -------        -------
      Total owners' equity . . . . . . . . . . . .         6,328          7,174
                                                         -------        -------
                                                         $42,300        $49,804
                                                         -------        -------
                                                         -------        -------


           See accompanying notes to combined financial statements.

                                     LEGENDS GOLF
                            COMBINED STATEMENTS OF INCOME
                                    (IN THOUSANDS)


                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1994      1995      1996
                                                   -------   -------   -------
REVENUES:
  Green fees. . . . . . . . . . . . . . . . . . .  $ 9,931   $10,147   $10,476
  Cart rentals. . . . . . . . . . . . . . . . . .    4,364     4,373     4,564
  Membership dues . . . . . . . . . . . . . . . .       76        99       159
  Food and beverage sales . . . . . . . . . . . .    1,652     1,708     2,095
  Pro shop merchandise sales. . . . . . . . . . .    1,857     2,021     2,089
  Other income (Note 8) . . . . . . . . . . . . .    1,216        94        30
                                                   -------   -------   -------
      Total revenues  . . . . . . . . . . . . . .   19,096    18,442    19,413
                                                   -------   -------   -------
COSTS AND EXPENSES:
  General and administrative (Note 3) . . . . . .    4,150     3,998     5,171
  Repairs and maintenance . . . . . . . . . . . .    2,319     2,386     3,642
  Depreciation and amortization . . . . . . . . .    1,830     1,791     2,400
  Cost of merchandise sold. . . . . . . . . . . .      911       983     1,053
  Rents (Note 6). . . . . . . . . . . . . . . . .      956       982     1,098
  Pro shop operations . . . . . . . . . . . . . .      765       857     1,107
  Cost of food and beverage sold. . . . . . . . .      565       604       817
  Food and beverage operations. . . . . . . . . .      417       512       668
                                                   -------   -------   -------
      Total costs and expenses. . . . . . . . . .   11,913    12,113    15,956
                                                   -------   -------   -------
Operating income. . . . . . . . . . . . . . . . .    7,183     6,329     3,457
Interest expense. . . . . . . . . . . . . . . . .      998     1,017     1,589
                                                   -------   -------   -------
Net income. . . . . . . . . . . . . . . . . . . .  $ 6,185   $ 5,312   $ 1,868
                                                   -------   -------   -------
                                                   -------   -------   -------



           See accompanying notes to combined financial statements.

                                 LEGENDS GOLF
                     COMBINED STATEMENTS OF OWNERS' EQUITY
                                (IN THOUSANDS)

                                                      MEMBERS'    PAID-IN   RETAINED  ACCUMULATED
                               SHARES    AMOUNT    CONTRIBUTIONS  CAPITAL   EARNINGS    DEFICIT
                               ------    ------    -------------  -------   --------    -------
BALANCE, January 1, 1994......    3       $ 3          $ -         $ 300    $ 1,960    $   -
Net income....................    -         -            -            -       5,185      1,000
Cash dividends................    -         -            -            -      (4,677)       -
Members' contributions........    -         -            1            -         -          -
                                 ---       ---          ---        -----    -------     ------
BALANCE, December 31, 1994....    3         3            1           300      2,468      1,000
Net income (loss).............    -         -            -            -       5,357        (44)
Cash dividends................    -         -            -            -      (2,757)       -
                                 ---       ---          ---        ----      ------     ------
BALANCE, December 31, 1995....    3         3            1           300      5,068        956
Net income (loss).............    -         -            -            -       4,794     (2,926)
Cash dividends................    -         -            -            -      (1,022)       -
                                 ---       ---          ---        -----    -------     -------
BALANCE, December 31, 1996....    3       $ 3          $ 1         $ 300    $ 8,840    $(1,970)
                                 ---       ---          ---        -----    -------     -------
                                 ---       ---          ---        -----    -------     -------



           See accompanying notes to combined financial statements.

                                 LEGENDS GOLF
                       COMBINED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1994        1995       1996
                                                     --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................$ 6,185     $ 5,312    $ 1,868
 Contribution of land (Note 8)....................... (1,000)        -          -
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.....................  1,830       1,791      2,400
   Loss on disposal of property and equipment........      -           5         78
   Decrease (increase) in:
    Accounts receivable..............................    374        (135)      (627)
    Inventories......................................    (98)        135       (204)
    Prepaid expenses/other assets....................    (16)          7       (182)
   Increase (decrease) in:
    Accounts payable.................................    293         (87)       987
    Accrued expenses.................................    777        (458)       355
                                                      -------    --------    -------
Net cash provided by operating activities............  8,345       6,570      4,675
                                                      -------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property and equipment additions....................  (1,049)    (12,213)    (5,271)
 Proceeds from sale of property and equipment........     -           124        612
 Increase in advances to affiliates..................    (698)     (4,843)    (3,920)
                                                      -------    --------    -------
Net cash used in investing activities................  (1,747)    (16,932)    (8,579)
                                                      -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of dividends...............................  (3,599)     (2,757)    (1,021)
 Proceeds from long-term debt........................   1,175      11,448      2,497
 Payments on long-term debt..........................  (1,660)       (812)    (1,560)
 Increase (decrease) in advances from affiliates.....  (2,526)      2,903      4,429
 Decrease in advances from stockholder...............     -          (525)      -
                                                      -------    --------    -------
Net cash provided by (used in) financing activities..  (6,610)     10,257      4,345
                                                      -------    --------    -------
Net increase (decrease) in cash......................     (12)       (105)       441
Cash, beginning of period............................     517         505        400
                                                      -------    --------    -------

Cash, end of period.................................. $   505    $    400    $   841
                                                      -------    --------    -------
                                                      -------    --------    -------

           See accompanying notes to combined financial statements.

                                      LEGENDS GOLF
                        NOTES TO COMBINED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)

 1.  ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying combined financial statements include the accounts of three S-Corporations (Seaside Resorts, Ltd. d/b/a Oyster Bay Golf Club; Heritage Golf Club, Ltd.; and Golf Legends, Ltd.) and one limited liability company (Legends of Virginia, LC). The entities, referred to collectively as Legends Golf, are engaged in the operation of golf courses in North Carolina, South Carolina, and Virginia.

     The accompanying combined financial statements of Legends Golf have been presented on a historical cost basis since the Legends Golf is to be the subject of a business combination upon the contribution of real estate and other properties in exchange for interest in a limited partnership to be formed by the operating partnership for inclusion in a public offering (see
Note 9). All significant intercompany balances and transactions have been eliminated. Additionally, certain classifications may vary from those of the individual companies' financial statements.

     Minority interest attributed to the minority shareholder of Legends of Virginia, LC is not reflected as the company is in a capital deficit position. Therefore, the total deficit is attributed to the majority owner.

     The Companies financial statements are being presented on a combined basis as under the terms of the operating leases to be implemented under the Formation Transactions, the lease obligations are cross-collateralized among all four Legends lessees. This presentation better presents the ability of the lessees to service the leases.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVENTORIES

     Inventories are valued at the lower-of-cost (first-in, first-out) or market and consist primarily of food, beverages, golf equipment, and clothing.

     REVENUE RECOGNITION

     Revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods for financial reporting and accelerated methods for income tax purposes.

     Estimated useful lives for major asset categories approximate:


     DESCRIPTION                             YEARS
     -----------                             -----
     Golf course improvements. . . . . . . .  15
     Buildings . . . . . . . . . . . . . . .  40
     Machinery and equipment . . . . . . . . 3-8
     Furniture . . . . . . . . . . . . . . .   8
     Golf carts. . . . . . . . . . . . . . .   5


     Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts.

     INCOME TAXES

     For the S-Corporations, the absence of a provision for income taxes is due to the election by the companies, and consent by their sole stockholder, to include the taxable income or loss of the companies in his individual tax returns. As a result, no federal or state income taxes are imposed on the companies. For the limited liability company, no provision has been made for income taxes or related credits as under the Internal Revenue Code as a limited liability company is treated as a partnership for income tax purposes. Therefore, the results of operations are includable in the income tax returns of the members.

     USE OF ESTIMATES

     The preparation of combined financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject Legends Golf to concentration of credit risk consist primarily of trade receivables.

     Concentration of credit risk with respect to trade receivables, which consists primarily of golf packages from hotels and charges, is limited due to the large number of hotels comprising Legends Golf's customer base. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1994, 1995, and 1996, Legends Golf had no significant concentration of credit risk.

     RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (Statement No.
121). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Legends Golf periodically reevaluates the carrying amounts of its long-lived assets and the related depreciation and amortization periods, and that the adoption of Statement No. 121 did not have a material effect on its combined financial statements. This statement is effective for fiscal years beginning after December 15, 1995.

     ADVERTISING

     Legends Golf expenses advertising costs as incurred. Advertising costs included in general and administrative costs in the amounts of $446, $403, and $672 for December 31, 1994, 1995, and 1996, respectively.

3.   RELATED PARTY TRANSACTIONS

     The Legends' Golf sole stockholder (majority member) also owns and operates Marsh Harbour, Ltd.; Heritage Plantation, Ltd.; Legends Golf Development, Ltd.; The Legends Group, Ltd.; Legends Scottish Village, LLC; Legends Properties, LLC; Legends Golf Resorts, LLC; and other related businesses.

     The Legends Group, Ltd. provides various management and administrative services including reservations, advertising, accounting, payroll and related benefits, and telephone for all affiliated companies. These expenses are allocated to the businesses using procedures deemed appropriate to the nature of the expenses involved. The procedures utilize various allocation bases such as relative investment and number of employees and direct effort expended. Interest on allocated external debt is charged as incurred.
Legends Golf's management believes the allocations are reasonable, but they are not necessarily indicative of the costs that would have been incurred if the businesses had operated as separate companies. Administrative fees paid by the Legends Golf for such services are as follows.

     YEAR ENDED DECEMBER 31,       AMOUNT
     ----------------------        ------
     1994. . . . . . . . . . . . . $  934
     1995. . . . . . . . . . . . . $1,065
     1996. . . . . . . . . . . . . $1,185

     Advances to and from affiliated companies, stockholder receivable and accrued land lease (Note 7), as shown on the combined balance sheets, have no fixed payment/repayment provisions.

     Interest income and expense on advances to and from affiliates is not recorded for financial statement purposes.

     Legends Golf paid an affiliate approximately $18,221 for construction of two golf courses which represented cost plus 7 percent.

                                LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                               (IN THOUSANDS)


4.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                             -------   -------
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,000   $ 1,000
Golf course improvements. . . . . . . . . . . . . . . . . .   15,297    36,005
Buildings . . . . . . . . . . . . . . . . . . . . . . . . .    3,835     4,789
Machinery and equipment . . . . . . . . . . . . . . . . . .    3,549     2,830
Furniture . . . . . . . . . . . . . . . . . . . . . . . . .      727       558
Golf carts. . . . . . . . . . . . . . . . . . . . . . . . .    1,439     1,373
Construction-in-progress. . . . . . . . . . . . . . . . . .   16,821       332
                                                             -------   -------
                                                              41,668    45,888
Less accumulated depreciation . . . . . . . . . . . . . . .    9,569    10,828
                                                             -------   -------
Net property and equipment. . . . . . . . . . . . . . . . .  $33,099   $35,060
                                                             -------   -------
                                                             -------   -------


5.   RETIREMENT PLAN

     The Legends Group, Ltd. sponsors a defined-contribution retirement plan for all eligible employees of Legends Golf and other affiliated companies including officers. The plan provides for contributions by Legends Golf equal to the level funding amount as calculated and defined in the plan agreement. The actual benefit, at any point in time for each participant, is the actual value of the participant's account based on the earnings or losses experienced by the plan. Retirement plan expense was:

     YEAR ENDED DECEMBER 31,       AMOUNT
     ----------------------        ------
     1994. . . . . . . . . . . . . $93
     1995. . . . . . . . . . . . . $71
     1996. . . . . . . . . . . . . $99

                                LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                               (IN THOUSANDS)


6.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                                     DECEMBER 31,
                                                                                  ----------------
                                                                                    1995      1996
                                                                                  -------   -------
6.25% note payable to bank, collateralized by substantially all assets (1). . . . $14,152   $13,917

Note payable to bank at prime (8.25% as of December 31, 1996) (2) . . . . . . . .  11,048    12,537

Payable to bank, due in monthly installments of principal and interest of $20, calculated by multiplying the capitalized cost by a rental factor, which is adjusted by a percentage of each basis point change in the 30-day LIBOR rate;
due in 2000; collateralized by golf carts having a net book value of $1,000 at
December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     687       781

Note payable to bank, due in monthly installments of principal and interest at
9.25% to October 10, 1998; collateralized by golf carts having a book value of
$76 at December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -         78

Paid in 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     519       -
                                                                                  -------   -------
                                                                                   26,376    27,313
Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,710    26,697
                                                                                  -------   -------
                                                                                  $24,666   $   616
                                                                                  -------   -------
                                                                                  -------   -------


---------------------
(1) Legends Golf, along with certain affiliated companies (The Legends Group, Ltd. and Marsh Harbour, Ltd.), participates in a debt agreement with a bank consisting of two term notes totaling $17,547 as of December 31, 1996. The aforementioned companies are jointly liable for the debt and the sole stockholder has guaranteed the loans.

     Effective October 26, 1996, the rate was adjusted to the bank's prime rate.

(2) On April 19, 1995, Legends of Virginia, LC obtained a loan with a bank totaling $13,925. In addition, on this date, the affiliated entities amended an existing loan agreement of which the Legends of Virginia, LC is jointly liable. These loans are guaranteed by the majority member and collateralized by two new golf courses, New Kent and Stonehouse, and existing affiliated courses and clubhouses and other assets of the majority member.

     The loan agreements provide, among other covenants, restrictions on certain financial ratios, a minimum aggregate cash balance of $250, payments to the sole stockholder, capital expenditures, indebtedness, liens, changes in the nature of the business and significant other limitations as to the use of funds. The Company has obtained a waiver of certain of the covenants as of December 31, 1995 and 1996.

     These $13,917 and $12,537 notes were transferred to Gulf Trust of America, Inc. (Note 9). The portion related to the affiliates was repaid.

                                LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                               (IN THOUSANDS)

6.   LONG-TERM DEBT (CONTINUED)

     Legends Golf is jointly liable as a guarantor, along with the sole stockholder, and other affiliated entities for additional amounts totaling $3,035.

     Total debt of all affiliated entities of which the Company is jointly liable is approximately $33,118 at December 31, 1996.

     The aggregate annual maturities for the above mortgage notes payable at December 31, 1996, are as follows:

     DECEMBER 31,                            AMOUNT
     ------------                            ------
          1997. . . . . . . . . . . . . . . $26,698
          1998. . . . . . . . . . . . . . .     240
          1999. . . . . . . . . . . . . . .     220
          2000. . . . . . . . . . . . . . .     156
                                            -------
          Total . . . . . . . . . . . . . . $27,314
                                            -------
                                            -------

7.   COMMITMENTS AND CONTINGENCIES

     LEASES

     Legends Golf leases the land for two entities included in the combined financials from the sole stockholder. Legends has four leases from the sole stockholder one expiring in 2006, two expiring in 2009, and one in 2012. An additional lease from a third party expires in 2032. The leases require rental payments of 10 percent of monthly green fees as defined in the lease agreements. The leases do not contain an option to purchase the land. Total rental expense approximated the following:

                                            THIRD
  YEAR ENDED DECEMBER 31,    STOCKHOLDER    PARTY
  -----------------------    -----------   -------
    1994. . . . . . . . . .  $  728         $  228
    1995. . . . . . . . . .  $  734         $  248
    1996. . . . . . . . . .  $  726         $  231

     Minimum lease commitments for noncancelable operating leases for various equipment and golf carts in effect at December 31, 1996, are as follows:

  YEAR ENDING DECEMBER 31.                   AMOUNT
  -----------------------                    ------
    1997. . . . . . . . . . . . . . . . . . $  531
    1998. . . . . . . . . . . . . . . . . .    531
    1999. . . . . . . . . . . . . . . . . .    494
    2000. . . . . . . . . . . . . . . . . .     86
                                            ------
    Total . . . . . . . . . . . . . . . . . $1,642
                                            ------
                                            ------

                                LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                               (IN THOUSANDS)


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     SELF-INSURANCE

     Legends Golf along with its affiliates maintain a self-insurance program for that portion of health care costs not covered by insurance. Legends Golf is liable for claims up to $15 per employee annually with an annual aggregate maximum liability under the program for all companies of $225. Cumulative amounts estimated to be payable by Legends Golf with respect to pending and potential claims have been accrued as liabilities.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest:

        YEAR ENDED DECEMBER 31,            AMOUNT
        -----------------------          ---------
           1994. . . . . . . . . . . . . $  1,016
           1995. . . . . . . . . . . . . $  1,574
           1996. . . . . . . . . . . . . $  2,012

     During 1994, equipment having a net book value of $827 and cash of $333 was exchanged for similar new equipment having a value of $1,159.

     During 1994, $1,078 of receivables from the sole stockholder were settled through the declaration of a dividend.

     During 1994, the Company acquired $2,365 of construction costs through advances from an unaffiliated company.

     On May 11, 1994, the Company received contributed land on which to build two golf courses. The value of the land has been estimated at $1,000,000 based on management's estimates of the relationship of assessed value to fair value. The $1,000,000 has been recognized as revenue in the period in which the Company entered into the contract.

     During 1995, the Company acquired $14,895 of property and equipment through advances from an affiliated company.

     During 1995, $898 of land lease payable to stockholder were netted against receivables from the stockholder.

     During 1996, equipment having a net book value of $711 and cash of $399 was exchanged for similar new equipment having a value of $1,110.

                                LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                               (IN THOUSANDS)


9.   SUBSEQUENT EVENT

     On February 12, 1997, the Companies contributed the land and improvements, buildings and certain equipment with a net book value of $33,136 net of related debt of $26,385 to Golf Trust of America, LP (GTA, LP). The contribution was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), its general partner. The Companies received limited partnership units convertible to common shares of GTA, Inc. and cash of $8.4 million.

     Concurrent with the contribution of assets, the Companies transferred the operations of the golf courses along with related assets and liabilities to four newly formed affiliated lessee companies (Legends Lessees) which have entered into lease agreements with GTA, LP. Under the terms of the leases, the Legends Lessees will pay annual base rent of approximately $12,057,000 plus percentage rent based on the increase in gross golf revenues as defined. The Legends Lessees are responsible for all expense related to the operations of the courses.

     The remaining assets of the Companies consist of limited partnership units in GTA, LP and receivables and payables from affiliates.

                               LIST OF EXHIBITS


     The following exhibits are part of this Annual Report on Form 10-K for fiscal year 1996 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

EXHIBIT NO.        DESCRIPTION
-----------        -------------------------------------------------------------
3.1                Articles of Amendment and Restatement of the Company,
                   as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to the Company's Registration
                   Statement on Form S-11 (Commission File No. 333-15965)
                   Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.2                Bylaws of the Company as currently in effect
                   (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.1* First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (including Exhibit A (schedule of partners and partnership interests) as of March 24, 1997).

10.2.0 Form of Participating Lease between the Operating Partnership and the Initial Lessees relating to the Initial Courses (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.2.1* Schedule of material differences among the Participating Leases for the Initial Courses (included in lieu of the full text of each lease pursuant to Instruction 2 to Item 601 of Regulation S-K).

10.3 Option to Purchase and Right of First Refusal Agreement between (i) the Company and the Operating Partnership and (ii) Larry D. Young dated as of February 6, 1997 (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

10.4.0 Form of Contribution and Leaseback Agreement between the Operating Partnership and the Prior Owners relating to the Initial Courses (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) (filed November 12, 1996) and incorporated herein by reference).

10.4.1* Schedule of material differences among the Contribution and Leaseback Agreements relating to the Initial Courses (included in lieu of the full text of each agreement pursuant to Instruction 2 to Item 601 of Regulation S-K).

10.5 1997 Stock Incentive Plan of the Company (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.6               1997 Non-Employee Directors' Plan (previously filed as
                   Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7*              Employment Agreement between the Company and W.
                   Bradley Blair, II dated February 7, 1997.

10.8*              Employment Agreement between the Company and David
                   J. Dick dated February 7, 1997.

10.9*              Employment Agreement between the Company and Scott
                   D. Peters dated February 7, 1997.

16.1 Letter of Price Waterhouse LLP, former independent accountants of the Company (previously filed as Exhibit
                   16.1 to the Company's amended Current Report on Form 8-K dated February 26, 1997 (filed March 17, 1997) and incorporated herein by reference).

21.1 List of Subsidiaries of the Company (previously filed as Exhibit 22.1 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

24.1 Powers of Attorney. See the "Signatures" section of this Annual Report.

27.1               Financial Data Schedule.
_________________________

*  Filed herewith.