Form 10-Q
period 1997-03-31
GOLF TRUST OF AMERICA INC
filed 1997-05-15
CIK 1024126

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q

                                 --------------

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

-------------------------------------------------------------------------------


                        Commission File Number 000-22091

                           GOLF TRUST OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                  Maryland                            33-0724736
    (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)


           14 North Adger's Wharf, Charleston, South Carolina 29401
             (Address of principal executive offices) (Zip Code)


                                (803) 723-4653
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---   ---

On May 15,1997 there were 3,910,000 common shares outstanding of the registrant's only class of common stock.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           GOLF TRUST OF AMERICA, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX

                                                                 PAGE
                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                   3-16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   17-22

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                       23

Item 2.   Changes in Securities                                   23

Item 3.   Defaults upon Senior Securities                         23

Item 4.   Submission of Matters to a Vote of
          Security Holders                                      23-24

Item 5.   Other Information                                       24

Item 6.   Exhibits and Reports on Form 8-K                      24-26

          SIGNATURES

                        PART I--FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           GOLF TRUST OF AMERICA, INC.
             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
GOLF TRUST OF AMERICA, INC.:
   Condensed Consolidated Balance Sheets as of December 31, 1996
      and March 31, 1997..............................................   4
   Condensed Consolidated Statements of Income for the Period from
      February 12, 1997 to March 31, 1997 and Pro Forma Three Months
      Ended March 31, 1996 and 1997...................................   5
   Condensed Consolidated Statement of Cash Flows for the Period
      from February 12, 1997 to March 31, 1997........................   6
   Notes to Condensed Consolidated Financial Statements...............  7-11

LEGENDS GOLF:
   Combined Condensed Balance Sheets--December 31, 1996 and
       March 31, 1997.................................................  12
   Combined Condensed Statements of Operations--Quarter Ended
       March 31, 1996 and 1997........................................  13
   Combined Condensed Statements of Cash Flows--Quarter Ended
       March 31, 1996 and 1997........................................  14
   Notes to Combined Condensed Financial Statements................... 15-16


   See accompanying notes to condensed consolidated financial statements.

                             GOLF TRUST OF AMERICA, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                    DECEMBER 31,      MARCH 31,
                                                       1996             1997
                                                    -----------      ----------
                                                                    (UNAUDITED)
ASSETS

Property and equipment:
  Land . . . . . . . . . . . . . . . . . . . . .       $  -           $  14,906
  Golf course improvements . . . . . . . . . . .          -              43,353
  Buildings. . . . . . . . . . . . . . . . . . .          -              10,162
  Furniture, fixtures, and equipment . . . . . .          -               4,936
                                                      ---------       ---------
Total property and equipment . . . . . . . . . .          -              73,357
  Less accumulated depreciation. . . . . . . . .          -              11,173
                                                      ---------       ---------
Property and equipment, net. . . . . . . . . . .          -              62,184
                                                      ---------       ---------
Cash and cash equivalents. . . . . . . . . . . .          -              24,549
Other. . . . . . . . . . . . . . . . . . . . . .          -                 151
                                                      ---------       ---------
Total assets . . . . . . . . . . . . . . . . . .       $  -           $  86,884
                                                      ---------       ---------
                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable. . . . . . . . . . . . . . . . . .       $  -            $  4,325
Accounts payable and other liabilities . . . . .          -                 813
                                                      ---------       ---------
Total liabilities. . . . . . . . . . . . . . . .          -               5,138
                                                      ---------       ---------
Minority interest. . . . . . . . . . . . . . . .          -              42,407
                                                      ---------       ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   no shares issued. . . . . . . . . . . . . . .          -                   -
  Common stock, $.01 par value,
   90,000,000 shares authorized,
   3,910,000 shares issued and outstanding . . .          -                  39
  Additional paid-in capital . . . . . . . . . .          -              38,584
  Retained earnings. . . . . . . . . . . . . . .          -                 716
                                                      ---------       ---------
Stockholders' equity . . . . . . . . . . . . . .          -              81,746
                                                      ---------       ---------
Total liabilities and stockholders' equity . . .       $  -           $  86,884
                                                      ---------       ---------
                                                      ---------       ---------

        See accompanying notes to condensed consolidated financial statements.

                             GOLF TRUST OF AMERICA, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (IN THOUSANDS)

                                                                 PERIOD FROM         FOR THE THREE       FOR THE THREE
                                                                FEBRUARY 12 TO       MONTHS ENDED        MONTHS ENDED
                                                                MARCH 31, 1997      MARCH 31, 1997      MARCH 31, 1996
                                                                -------------------------------------------------------
                                                                  (UNAUDITED)         (PRO FORMA)         (PRO FORMA)
Minimum rents. . . . . . . . . . . . . . . . . . . . . . .        $  1,940            $  3,750            $  2,821
Capital expenditure reserve. . . . . . . . . . . . . . . .              67                   -                 -
Percentage rents . . . . . . . . . . . . . . . . . . . . .              35                  35                 -
                                                                -------------------------------------------------------
Total revenues . . . . . . . . . . . . . . . . . . . . . .           2,042               3,785               2,821
                                                                -------------------------------------------------------
EXPENSES:
  Depreciation and amortization. . . . . . . . . . . . . .             346                 794                 770
  General and administrative . . . . . . . . . . . . . . .             313                 524                 410
                                                                -------------------------------------------------------
Total expenses . . . . . . . . . . . . . . . . . . . . . .             659               1,318               1,180
                                                                -------------------------------------------------------
Operating income . . . . . . . . . . . . . . . . . . . . .           1,383               2,467               1,641
                                                                -------------------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . . . . . .             131                 131                 -
  Interest expense . . . . . . . . . . . . . . . . . . . .             (40)                (92)                (92)
                                                                -------------------------------------------------------
Total other income (expense) . . . . . . . . . . . . . . .              91                  39                 (92)
                                                                -------------------------------------------------------
Net income before minority interest. . . . . . . . . . . .           1,474               2,506               1,549
Income applicable to minority interest . . . . . . . . . .             758               1,288                 796
                                                                -------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . . . . .          $  716            $  1,218              $  753
                                                                -------------------------------------------------------
                                                                -------------------------------------------------------
Net income per common share. . . . . . . . . . . . . . . .         $  0.18             $  0.31             $  0.19
                                                                -------------------------------------------------------
                                                                -------------------------------------------------------
Weighted average number of common shares outstanding . . .           3,910               3,910               3,910
                                                                -------------------------------------------------------
                                                                -------------------------------------------------------
Distribution declared per common share outstanding . . . .         $  0.21             $  0.41             $  0.41
                                                                -------------------------------------------------------
                                                                -------------------------------------------------------


        See accompanying notes to condensed consolidated financial statements.

                             GOLF TRUST OF AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                 PERIOD FROM
                                                                FEBRUARY 12 TO
                                                                MARCH 31, 1997
                                                                -------------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . .      $    716
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .           346
    Income applicable to minority interest . . . . . . . .           758
    Increase in prepaid/other assets . . . . . . . . . . .          (151)
    Increase in accounts payable . . . . . . . . . . . . .           813
                                                                ----------
Net cash provided by operating activities. . . . . . . . .         2,482
                                                                ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Golf course acquisitions . . . . . . . . . . . . . . . .       (54,555)
                                                                ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt . . . . . . . . . . . . . .         4,325
  Net proceeds from offering . . . . . . . . . . . . . . .        73,055
  Increase in minority interest. . . . . . . . . . . . . .          (758)
                                                                ----------
Net cash provided by financing activities. . . . . . . . .        76,622
                                                                ----------
Net increase in cash . . . . . . . . . . . . . . . . . . .        24,549
Cash, beginning of period. . . . . . . . . . . . . . . . .           -
                                                                ----------
Cash, end of period. . . . . . . . . . . . . . . . . . . .      $ 24,549
                                                                ----------
                                                                ----------


        See accompanying notes to condensed consolidated financial statements.

                             GOLF TRUST OF AMERICA, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)

1.  ORGANIZATION AND BASIS OF PRESENTATION

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the period from February 12, 1997 through March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statement and notes thereto included in the Company's Annual Report on Form 10-K.

    The unaudited Pro Forma Condensed Consolidated Statements of Income for the three months ended March 31, 1996 and 1997, is presented as if the Formation Transaction had occurred January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transaction have been made. The Pro Forma Condensed Consolidated Statements of Income are not necessarily indicative of what the Company's actual results of operations would have been assuming the formation transactions had occurred on January 1, 1996, nor do they purport to represent the future operating results of the Company.

    PRINCIPLES OF CONSOLIDATION
    The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

    REVENUE RECOGNITION
    The Company recognizes rental revenue on an accrual basis over the terms of the leases.

    CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    CONCENTRATION OF CREDIT RISK
    The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution. As March 31, 1997, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution.

    PROPERTY AND EQUIPMENT
    Property and equipment is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

         Golf course improvements                 15 years
         Buildings and improvements               30 years
         Furniture and equipment                 3-8 years

    The leases presently provide that at the end or termination of the existing leases, all improvements and fixtures placed on the rental property become property of the Company. In addition, the leases provide for a capital replacement reserve to be established by the Company for each property. The Company will approve disbursements from this fund for capital improvements to the properties.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITION OF GOLF COURSES

    On February 12, 1997, concurrent with the initial public offering of the Company's stock, the Company acquired the ten initial golf courses in exchange for 4.1 million Operating Partnership units, assumptions of $43.1 million of notes payable and affiliate debt and $6.2 million cash. The debt was repaid concurrent with the acquisition. The seven golf courses acquired from The Legends Group have been accounted for at historical cost as The Legends Group is considered the accounting acquirer under APB No. 16. The other three courses have been accounted for as a purchase. The following is a summary of the golf courses and related property and equipment acquired:

                                                                                 OTHER
                                                                   LEGENDS      COURSES       TOTAL
                                                                 -------------------------------------
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,532     $ 10,374     $ 14,906
    Golf course improvements . . . . . . . . . . . . . . . . .      35,063        8,290       43,353
    Buildings and improvements . . . . . . . . . . . . . . . .       4,254        5,908       10,162
    Furniture and equipment. . . . . . . . . . . . . . . . . .       3,299        1,637        4,936
                                                                 -------------------------------------
    Property and equipment . . . . . . . . . . . . . . . . . .      47,148       26,209       73,357
    Less accumulated depreciation and amortization . . . . . .     (10,827)           -      (10,827)
                                                                 -------------------------------------
    Property and equipment, net. . . . . . . . . . . . . . . .    $ 36,321     $ 26,209     $ 62,530
                                                                 -------------------------------------
                                                                 -------------------------------------


4.  LEASES

    The Company leases its Golf Courses to affiliates of the prior owners under non-cancelable lease agreements over an initial period of ten years. From the minimum lease payments, the Company is required to make available a reserve of 2-3% of the annual gross golf revenue for capital expenditures by the lessor. Capital expenditures are approved in advance by the Company and reimbursed to the lessor.

    Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                  AMOUNT
                                                                ----------
         1997. . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,222
         1998. . . . . . . . . . . . . . . . . . . . . . . . .     14,988
         1999. . . . . . . . . . . . . . . . . . . . . . . . .     14,988
         2000. . . . . . . . . . . . . . . . . . . . . . . . .     14,988
         2001. . . . . . . . . . . . . . . . . . . . . . . . .     14,988
         Thereafter. . . . . . . . . . . . . . . . . . . . . .     74,940
                                                                ----------
                                                                 $148,114
                                                                ----------
                                                                ----------

    The non-cancelable leases provide for the Company to receive the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will be paid to the Company each year in the amount, if any, by which the sum of 33 and 1/3% of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. The base rent will be increased each year by the lesser of (i) 3 percent or (ii) 200 percent of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are limited to 5 percent during the first five years of the initial lease term.

    The Company has options to extend the term of each lease six consecutive times for a period of 5 years each.

5.  NOTE PAYABLE

    Note payable consists of a $4,500,000 bridge loan with a bank which matures in 120 days from February 12, 1997. Amounts outstanding bear interest at LIBOR plus 2.00 percent. The loan is secured by the property and equipment of Heritage Golf Club and is personally guaranteed by the prior owner of Northgate Country Club.

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

6.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

    In February, 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan") and the 1997 Non-Employee Directors' Plan (the "Directors' Plan").

    Under the Plans, the Compensation Committee of the Board of Directors is authorized to grant stock awards to purchase shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant.

    Options under the 1997 Plan vest ratably over a period of three years from the date of grant and expire ten years from the date of grant.

    Transactions involving both plans are summarized as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
         OPTION SHARES                              SHARES       EXERCISE PRICE
         -------------                              ---------------------------
         Outstanding at December 31, 1996. . . .        -          $   -
         Granted . . . . . . . . . . . . . . . .    335,000          21.00
         Exercised . . . . . . . . . . . . . . .        -              -
         Expired and/or canceled . . . . . . . .        -              -
                                                   --------        --------
         Outstanding at March 31, 1997 . . . . .    335,000        $ 21.00
                                                   --------        --------
                                                   --------        --------

                             GOLF TRUST OF AMERICA, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)


7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

    The Company has adopted Statement of Financial Accounting Standards
(SFAS) 123, "Accounting for Stock-Based Compensation," effective February, 1997. In accordance with the provisions of SFAS No. 123, the Company continues to apply APB Opinion 25 and related interpretation in accounting for its stock option plans and, accordingly, has not recognized compensation cost. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income per quarter and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                 THREE MONTHS
                                                    ENDED
                                                MARCH 31, 1997
                                                --------------
         Net income--as reported . . . . . . . .    $ 716
         Net income--pro forma . . . . . . . . .    $ 669
         Earnings per share--as reported . . . .    $0.17
         Earnings per share--pro forma . . . . .    $0.16

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 THREE MONTHS
                                                    ENDED
                                                MARCH 31, 1997
                                                --------------
                                                (IN THOUSANDS)
         Expected dividend yield . . . . . . . .    6.40%
         Expected stock price volatility . . . .    7.50%
         Risk-free interest rate . . . . . . . .    6.94%
         Expected life of options. . . . . . . .   6 years

8.  SUBSEQUENT EVENT

    On April 25, 1997, the Board of Directors declared an initial distribution of $.21 per share for the quarter ended March 31, 1997, to stockholders of record on May 7, 1997, which distribution will be paid on May 15, 1997. The distribution represents a pro rata distribution for the period from February 12, 1997 through March 31, 1997, based on the anticipated regular quarterly distribution rate of $.41 for a full quarter.

                                     LEGENDS GOLF
                          COMBINED CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                               DECEMBER 31,        MARCH 31,
                                                                  1996               1997
                                                              ------------------------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT:
  Cash ....................................................     $   841           $    458
  Accounts receivable .....................................       1,290              2,944
  Inventories .............................................         502                566
                                                               -----------       -----------
      Total current assets ................................       2,633              3,968
                                                               -----------       -----------
Property and equipment, less accumulated depreciation
 and amortization .........................................      35,060              1,865
                                                               -----------       -----------
Other assets:
  Investment in Golf Trust of America, LP .................          -               1,644
  Advances to affiliates ..................................      11,673             12,679
  Other ...................................................         438                 66
                                                               -----------       -----------
      Total other assets...................................      12,111             14,389
                                                               -----------       -----------
                                                                $49,804           $ 20,222
                                                               -----------       -----------
                                                               -----------       -----------

LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses....................     $ 2,150           $  2,648
  Current maturities of long-term debt.....................      26,697                 -
                                                               -----------       ---------

      Total current liabilities............................      28,847              2,648

Advances from affiliates...................................      13,167              7,085
Long-term debt, less current maturities....................         616                789
                                                               -----------       ---------

      Total liabilities....................................      42,630             10,522
                                                               -----------       ---------

Commitments and contingencies

Owners' equity:
  Common stock, $1 par--shares authorized, 300,000;
   outstanding, 1,000......................................           3                  3
  Members' contributions...................................           1                  7
  Additional paid-in capital...............................         300              3,832
  Members' accumulated deficit.............................      (1,970)            (3,549)
  Retained earnings........................................       8,840              9,407
                                                               -----------       ---------

      Total owners' equity.................................       7,174              9,700
                                                               -----------       ---------

                                                                $49,804           $ 20,222
                                                               -----------       ---------
                                                               -----------       ---------


           See accompanying notes to combined condensed financial statements.

                                     LEGENDS GOLF
                     COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)


                                                                 FOR THE QUARTER
                                                                      ENDED
                                                                     MARCH 31,
                                                               -----------------------
                                                                1996           1997
                                                               -----------------------
                                                                           (UNAUDITED)
REVENUES:
  Gross golf revenues.......................................   $3,727     $    4,006
  Other revenues............................................      950          1,101
                                                               ------     ----------
      Total revenues........................................    4,677          5,107

COSTS AND EXPENSES:
  General and administrative................................      923          1,405
  Operating expenses........................................    1,218          1,887
  Depreciation and amortization.............................      437            723
  Rents.....................................................      210          1,696
                                                               ------     ----------
      Total costs and expenses..............................    2,788          5,711

Operating income (loss).....................................    1,889           (604)
Interest expense............................................      220            408
                                                               ------     ----------
Net income (loss)...........................................   $1,669     $   (1,012)


          See accompanying notes to combined condensed financial statements.

                                     LEGENDS GOLF
                     COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                  FOR THE QUARTER
                                                                       ENDED
                                                                      MARCH 31,
                                                                 -------------------
                                                                 1996          1997
                                                                 -------------------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................ $1,669     $  (1,012)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..............................    425           723
    Decrease (increase) in:
     Accounts receivable....................................... (1,634)       (1,443)
     Inventories...............................................    (94)          (68)
     Prepaid expenses/other assets.............................     12           130
    Increase (decrease) in:
     Accounts payable..........................................    408          (463)
     Accrued expenses..........................................    198           961
                                                                ------        -------
Net cash provided by (used in) operating activities............    984        (1,172)
                                                                ------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.............................    (39)           -
  Increase in advances to affiliates...........................   (600)         (884)
                                                                ------        -------

Net cash used in investing activities..........................   (639)         (884)
                                                                ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt...................................   (104)          (70)
  Increase in advances from affiliates.........................     -          1,954
  Increase in advances from stockholder........................     -           (211)
                                                                ------        -------

Net cash provided by (used in) financing activities............   (104)        1,673
                                                                ------        -------

Net increase (decrease) in cash................................    241          (383)
Cash, beginning of period......................................    400           841
                                                                ------        -------

Cash, end of period............................................ $  641     $     458
                                                                ------        -------
                                                                ------        -------


           See accompanying notes to combined condensed financial statements.

                                     LEGENDS GOLF
                   NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)

 1. ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying combined condensed financial statements include the accounts of three S-Corporations (Seaside Resorts, Ltd. d/b/a Oyster Bay Golf Club; Heritage Golf Club, Ltd.; and Golf Legends, Ltd.) and five limited liability companies (Legends of Virginia, LC; Oyster Bay Golf Management, LLC; Heritage Golf Management, LLC; Legends Golf Management, LLC; and Virginia Legends Golf Management, LLC). The entities, referred to collectively as Legends Golf, are engaged in the operation of golf courses in North Carolina, South Carolina, and Virginia.

    The accompanying combined condensed financial statements of Legends Golf have been presented on a historical cost basis since Legends Golf was the subject of a business combination upon the contribution of real estate and other properties in exchange for interest in a limited partnership formed by the operating partnership for inclusion in a public offering. All significant intercompany balances and transactions have been eliminated. Additionally, certain classifications may vary from those of the individual Companies' financial statements.

    Minority interest attributed to the minority shareholder of Legends of Virginia, LC is not reflected as the company is in a capital deficit position. Therefore, the total deficit is attributed to the majority owner.

    The Companies' financial statements are being presented on a combined basis as under the terms of the operating leases implemented under the Formation Transactions, the lease obligations are cross-collateralized among all four Legends lessees. This presentation better presents the ability of the lessees to service the leases.

2.  CONTRIBUTION OF ASSETS

    On February 12, 1997, the Companies contributed the golf course land and improvements, buildings and certain equipment with a net book value of $36,321, net of related debt of $26,454 to Golf Trust of America, LP (GTA, LP). Concurrently with the contribution of assets, the majority owner contributed the underlying land for four of the courses to the Companies. The majority owner's basis in the land was $3,532. The contribution was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), its general partner. The Companies received limited partnership units convertible to common shares of GTA, Inc. and cash of $8.4 million which was used to repay certain affiliate indebtedness.

    Concurrent with the contribution of assets, the Companies transferred the operations of the golf courses along with related assets and liabilities to four newly formed affiliated lessee companies, Oyster Bay Golf Management, LLC; Heritage Golf Management, LLC; Legends Golf Management, LLC; and Virginia Golf Management, LLC (Legends Lessees) which have entered into lease agreements with GTA, LP (Note 3).

    The remaining assets of the Companies consist of limited partnership units in GTA, LP and receivables and payables from affiliates.

3.  LEASES

    Concurrent with the Formation Transactions, the Legends Lessees entered into leases to operate the golf courses. The Company is obligated under the non-cancelable lease agreements for an initial period of ten years. Under the lease agreements, the Legends Lessees are responsible for all operating expenses and fixed asset purchases and improvements. However, the lessee is required to make available 2-3 percent of the annual gross golf revenue to the lessor for reimbursement of fixed asset expenditures. Capital expenditures must be approved in advance by the lessor.

    Future minimum rental obligations to be paid by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:


YEAR ENDING DECEMBER 31,                                AMOUNT
------------------------                                ------
    1997.....................................         $ 10,637
    1998.....................................           12,057
    1999.....................................           12,057
    2000.....................................           12,057
    2001.....................................           12,057
    Thereafter...............................           60,285
                                                   -----------
                                                      $119,150
                                                   -----------
                                                   -----------


    The non-cancelable leases require the Company to pay the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will be paid by the Company each year in the amount, if any, by which the sum of 33 and 1/3 percent of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. The base rent will be increased each year by the lesser of (i) 3 percent or (ii) 200 percent of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are limited to 5 percent during the first five years of the initial lease term.

    The Company has options to extend the term of each lease six consecutive times for a period of 5 years each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Golf Trust of America, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of golf courses in the United States. The Company's principal business strategy is to acquire high quality golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"), in which the Company is the sole general partner. The Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are redeemable by their holder for cash or, at the election of the Company, for shares of the Company's common stock ("Common Stock") on a one-for-one basis (the "Redemption Rights"). When the Company acquires a golf course in exchange for OP Units, the seller of the course does not recognize taxable income until it exercises the OP Units' Redemption Rights. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes its ability to issue OP Units and its utilization of the multiple independent lessee structure, together with the substantial industry knowledge, experience and relationships within the golf community of Company management and the golf course lessees provide it with a distinct competitive advantage in the acquisition of high quality golf courses, including those which might not otherwise be available for purchase.

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

         Concurrently with the closing of the IPO, the Initial Courses were leased to newly formed entities (the "Initial Lessees"), each of whom is affiliated with the Prior Owner of the leased course. The Company believes it will benefit from the continuity of golf course management provided by the Initial Lessees, whose affiliates developed and operated each of the Initial Courses since their inception. Neither the Company nor its executive officers own any interest in, or participate in the management of, the Initial Lessees. The leases between the Operating Partnership, as lessor, and each Initial Lessee (the "Participating Leases") provide for the payment of lease payments ("Lease Payments") comprised of minimum base rent ("Base Rent") and participating rent based on growth in revenue at the Initial Course ("Participating Rent").

         The Company currently has approximately $4.3 million of outstanding indebtedness, which was incurred in connection with the acquisition of one of the Initial Courses so as to minimize certain adverse tax consequences for that course's Prior Owner.

         The following discussion and analysis of financial condition and results of operations of the Company, and certain Prior Owners and Initial Lessees is based upon the Company's financial statements as of March 31, 1997, the pro forma condensed consolidated income statements of the Company for the quarters ended March 31, 1996 and 1997, and the historical condensed combined financial statements of The Legends Group, the accounting acquiror, with respect to seven of the Initial Courses. The pro forma financial information for the Company and the Initial Lessees reflects initial Base Rent and, to the extent realized, Participating Rent.

RESULTS OF OPERATIONS OF THE COMPANY

         For the period from February 12, 1997 to March 31, 1997, the Company received $2,042,000 in revenue from the Participating Leases for the Initial Courses.

         Total expenses of $699,000 for the period from February 12 through March 31, 1997 reflect depreciation and amortization, general and administrative expenses and interest expense. Depreciation expense is based on the Company's cost of acquiring the Initial Courses, except for the seven Initial Courses acquired by the Company from The Legends Group. The contribution of these seven Initial Courses is treated for accounting purposes as a reorganization of the interests of Legends Golf in the contributed courses and has been accounted for at historical cost.

         Net income before minority interest for the period from February 12 through March 31, 1997 is $1,474,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         Cash flow from operating activities for the period from February 12
through March 31, 1997, was $2,482,000.   This reflects net income before
minority interest, plus non-cash charges to income for depreciation and loan fee amortization and working capital changes. Cash flows used in investing activities reflect net capital contributions of $54,555,000. Cash flows provided by financing activities, totaling $76,622,000 represents the initial borrowing of $4,325,000 in 1997 and net proceeds of the offering of $73,055,000.

         Concurrent with the closing of the IPO, the Company borrowed approximately $4,325,000 which, together with the net proceeds of the IPO, was used to retire mortgage indebtedness and other debt of the Prior Owners, to fund the cash portion of the purchase of the Initial Courses and to provide approximately $24,119,700 in initial working capital. The Company has agreed to maintain approximately $4,325,000 of indebtedness for up to 10 years to accommodate a Prior Owner's efforts to seek to minimize certain adverse tax consequences from its contribution of one of the Initial Courses to the Company. Additionally, the Company has signed a term sheet for a $75 million Line of Credit and is finalizing the documentation therefor to be used primarily for the acquisition of additional golf courses, but a portion of which may also be used for acquisition of the Expansion Facilities, for capital expenditures or for general working capital purposes. The Company has not, however, finalized the Line of Credit and there can be no assurance that the Company will have access to sufficient debt and equity financing to pursue its acquisition strategy. The Company anticipates that the Line of Credit lender, NationsBank, N.A., will impose certain conditions on the Company's ability to draw on the Line of Credit. If the Company is not able to successfully finalize the Line of Credit, the Company anticipates that future acquisitions would be funded with debt financing to be secured by the particular acquisition property, or with proceeds of additional equity offerings or OP Units. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as the Board of Directors deems prudent.

         The Company's acquisition capabilities are enhanced by its initial capital structure. The Company intends to maintain a capital structure with consolidated indebtedness representing no more than 50 percent of its total market capitalization.

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

PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY

         On a pro forma basis for the quarters ended March 31, 1996, and March 31, 1997, the Company would have received $2,821,000 and $3,785,000, respectively, in revenue from the Participating Leases for the Initial Courses. This amount does not include $929,000 in rent from Legends of Virginia LC for the quarter ended March 31, 1996 related to its two courses, Stonehouse Golf Club and Royal New Kent, because such courses opened in July 1996 and August 1996, respectively. As these golf courses are now fully operational, the Company is contractually entitled to receive base rent of approximately $14,988,000 in its first full year of operation.

         Total pro forma expenses totaling $1,272,000 and $1,410,000 for the quarters ended March 31, 1996 and 1997, respectively, reflect depreciation and amortization, general and administrative expenses and interest expense. Pro forma expenses for the quarter ended March 31, 1996 does not include depreciation related to the Legends of Virginia Golf Courses totaling $304,000 related to the period these courses were not operational in 1996. If these courses had been operational in all of 1996, total pro forma expenses for the quarter ended March 31, 1996 would have been $1,576,000.

         Pro forma net income for the quarter ended March 31, 1996 is $753,000 ($315,000 higher if the Legends of Virginia Initial Courses had been fully operational). Pro forma net income for the quarter ended March 31, 1997 is $1,218,000.

THE LEGENDS GROUP RESULTS OF OPERATIONS

         As part of the Formation Transactions, the Company acquired the following seven Initial Courses from The Legends Group: Heritage Golf Club, Heathland, Moorland, Parkland, Oyster Bay, Royal New Kent and Stonehouse Golf Club. These seven Initial Courses are operated by four Legends Lessees. The Legends Resort Courses -- Heathland, Moorland and Parkland -- share a common clubhouse, driving range, golf carts and other facilities and are leased by a single Legends Lessee pursuant to a single Participating Lease. The newly opened Initial Courses --Royal New Kent and Stonehouse Golf Club -- are in similar stages of operation and are leased by a single Legends Lessee pursuant to separate Participating Leases. Each of the other two Legends Initial Courses is leased by separate Legends Lessees.

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

QUARTERS ENDED MARCH 31, 1996 AND 1997

         Revenue from golf operations increased 7.5% from $3,727,000 to $4,006,000 while the revenue per player decreased (principally as a result of increased play in the initial months of the quarter when rates are lower) from $58.06 to $55.22, while the total rounds played increased 13% from 64,193 to 72,552. The increase in the total number of rounds was due, in addition to the lower rates, to the opening of the two Legends of Virginia courses in mid-1996. Of the 12,717 increase in rounds, Legends of Virginia LC accounted for 4,413 rounds and a total revenue increase of $271,000. The increase in total revenues in 1997, due to the two new courses, approximated $271,000.

         The number of rounds played significantly influences other revenue sources, including food and beverage and merchandise sales. While the number of rounds increased 13%, other revenue increased 15.9% to $1,101,000 from $950,000 principally due to an 25.4% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort.

         Operating expenses increased 105% to $5,711,000 from $2,788,000. Principal components of the $2,923,000 increase were (i) initial operating losses of approximately $1,579,000 associated with the two Legends of Virginia courses opened in mid-1996, (ii) lease payments to Golf Trust, land lease payments to the prior owner and depreciation expense totaling $1,430,000 for 1997 compared to $647,000 for 1996 (an increase of $783,000)
when there were no lease payments to Golf Trust, (iii) food and beverage operations of approximately $102,000 attributed to an increase in revenues and (iv) an increase in repairs and maintenance expense.

         Interest expense increased 86% to $408,000 from $220,000 as a result of increased expense related to the Virgina courses where interest was capitalized during construction in 1996, net of lower borrowings outstanding related to debt for the courses which was transferred in connection with the Formation Transaction's retirement of debt.

         Net income decreased $2,681,000 from $1,669,000 to $(1,012,000).

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire high quality golf courses; the expected availability of the Line of Credit and other debt and equity financing; the sufficiency of the Company's working capital, cash flow and financing to support the Company's future operating and capital requirements; the Initial Lessees' future cash flows, results of operations and overall financial performance; the planned acquisition and/or financing of certain golf courses; the expected completion and acquisition of the Expansion Facilities; the expected dividend distribution rate; the intended limit on the Company's level of consolidated indebtedness; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry; statements regarding the possible redemption of OP Units and exercise of the Lessee Performance Options; and the expected completion of real estate developments near certain Initial Courses. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

         Investors should carefully consider the various factors identified in the preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire quality golf courses and to negotiate acceptable lease terms; the possibility that negotiations regarding the Line of Credit will fail; the possibility that Company management lacks the skill to manage the Company's planned process of acquisitions and expansions; the possible adverse effect of changing economic conditions, including interest rate movements and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; and the effect of competitive pressures from other golf course acquirors and other golf course lessors. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

                          PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual shareholders meeting for the year 1997 was scheduled by the Board of Directors for January 28, 1997, with January 17, 1997 designated as the record date for determination of shareholders entitled to vote. On the record date, the sole shareholder was Mr. C.A. Hooks, Jr. The following actions were taken by the written consent of Mr. Hooks acting without a meeting as of January 28, 1997, pursuant to Section 2-505 of the General Corporation Law of the State of Maryland and Article III, Section 12 of the Company's original Articles of Incorporation permitting such action to be taken.

         1. The Articles of Amendment and Restatement of the Company (the "Charter"), as recommended by the Board of Directors, were approved thereby amending the Company's original Articles of Incorporation in order to provide for listing of the Company's common stock on the American Stock Exchange and to extend the expiration of the terms of each class of directors by one year relative to the original Articles of Incorporation (the directors were not classified until the initial public offering).

         2. The Company's 1997 Non-Employee Directors' Plan and 1997 Stock Incentive Plan were approved and adopted.

         3.   The three directors of the Company, W. Bradley Blair, II, David
J. Dick and Larry D. Young, whose terms were expiring pursuant to the Articles of Incorporation, were re-elected. There were no other nominees.

         On February 5, 1997, the Company's sole shareholder consented to the Company's revocation of its election to be treated as an S corporation under section 1362(a) of the Internal Revenue Code (the "Code"). The effective date of the revocation was February 11, 1997, one day prior to the closing of the IPO. As of May 7, 1997, C.A. Hooks, Jr. as the sole shareholder owning any stock during the short S year and the sole shareholder owning stock on the first day of the short C year, consented to the Company's election to close books upon S corporation termination (i.e. its election not to have the pro rata allocation of S corporation items under section 1362(e)(2) of the Code apply to the S termination year).

ITEM 5.  OTHER INFORMATION

         Acting pursuant to the Charter and the Bylaws of the Company, on February 6, 1997, the Board of Directors by resolution increased the authorized number of directors from three to seven. Acting pursuant to
Section 2-407(b)(1)(ii) of the General Corporation Law of the State of Maryland and Article VI, Section 4 of the Charter, the Board appointed Roy C. Chapman, Raymond V. Jones, Fred W. Reams and Edward L. Wax as independent directors to fill the four Board vacancies. Acting pursuant to the Charter, the Board classified the directors as follows: Class I (with terms expiring in 2000) is composed of Larry D. Young, Edward L. Wax and Fred W. Reams; Class II (with terms expiring in 1999) is composed of W. Bradley Blair, II and Raymond V. Jones; Class III (with terms expiring in 1998) is composed of David J. Dick and Roy C. Chapman.

         Concurrently with the initial public offering and acting pursuant to
Section 2-310 of the General Corporation Law of the State of Maryland, the Company redeemed and acquired its one then-outstanding share of common stock, such that upon their issuance the 3,910,000 shares of common stock issued in the initial public offering comprised 100% of the issued and outstanding shares of the Company's common stock. As of May 15, 1997, the Company has issued no further shares of common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 1997 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.            Description
-----------            ------------------------------------------------------
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

10.1                   First Amended and Restated Agreement of Limited
                       Partnership of the

                       Operating Partnership (including Exhibit A
                       (schedule of partners and partnership interests) as of March 24, 1997) (previously filed as Exhibit
                       10.1 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).


10.2.0 Form of Participating Lease between the Operating Partnership and the Initial Lessees relating to the Initial Courses (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.2.1 Schedule of material differences among the Participating Leases for the Initial Courses (included in lieu of the full text of each lease pursuant to Instruction
                       2 to Item 601 of Regulation S-K) (previously filed as Exhibit 10.2.1 to the Company's Annual Report on
                       Form 10-K, filed March 31, 1997 (Commission File
                       No. 000-22091), and incorporated herein by reference).

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

10.4.1                 Schedule of material
                       differences among the Contribution and Leaseback Agreements relating to the Initial Courses (included in lieu of the full text of each agreement pursuant to Instruction 2 to Item 601 of Regulation S-K) (previously filed as Exhibit 10.4.1 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

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

10.7 Employment Agreement between the Company and W. Bradley Blair, II dated February 7, 1997 (previously filed as
                       Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

10.8                   Employment Agreement between the Company and David J.
                       Dick dated February 7, 1997 (previously filed as Exhibit
                       10.8 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

10.9                   Employment Agreement between the Company and Scott D.
                       Peters dated February 7, 1997 (previously filed as
                       Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

16.1 Letter of Price Waterhouse LLP, former independent accountants of the Company (previously filed as Exhibit
                       16.1 to the Company's amended Current Report on Form 8-K/A dated February 26, 1997 (filed March 17, 1997) and incorporated herein by reference).

27.1                   Financial Data Schedule


(b) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated February 26, 1997, was filed on March 4, 1997 and amended on March 17, 1997. It contained disclosure under Items 4 and 7 regarding the Company's change in its certifying accountant.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       GOLF TRUST OF AMERICA, INC., registrant


Date: /S/ W. Bradley Blair, II
     ----------------------------------------------------
                  W. Bradley Blair, II
                  PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                  CHAIRMAN OF THE BOARD OF DIRECTORS


Date: /S/ Scott D. Peters
     ----------------------------------------------------
                  Scott D. Peters
                  SENIOR VICE PRESIDENT AND
                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

    Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.            Description
-----------            ------------------------------------------------------
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

10.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (including Exhibit A (schedule of partners and partnership interests) as of March 24, 1997) (previously filed as
                       Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

10.2.0 Form of Participating Lease between the Operating Partnership and the Initial Lessees relating to the Initial Courses (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.2.1 Schedule of material differences among the Participating Leases for the Initial Courses (included in lieu of the full text of each lease pursuant to Instruction
                       2 to Item 601 of Regulation S-K) (previously filed as Exhibit 10.2.1 to the Company's Annual Report on
                       Form 10-K, filed March 31, 1997 (Commission File
                       No. 000-22091), and incorporated herein by reference).

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

10.4.1                 Schedule of material
                       differences among the Contribution and Leaseback Agreements relating to the Initial Courses (included in lieu of the full text of each agreement pursuant to Instruction 2 to Item 601 of Regulation S-K) (previously filed as Exhibit 10.4.1 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

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

10.7 Employment Agreement between the Company and W. Bradley Blair, II dated February 7, 1997 (previously filed as
                       Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

10.8                   Employment Agreement between the Company and David J.
                       Dick dated February 7, 1997 (previously filed as Exhibit
                       10.8 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

10.9                   Employment Agreement between the Company and Scott D.
                       Peters dated February 7, 1997 (previously filed as
                       Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed March 31, 1997 (Commission File No. 000-22091), and incorporated herein by reference).

16.1 Letter of Price Waterhouse LLP, former independent accountants of the Company (previously filed as Exhibit
                       16.1 to the Company's amended Current Report on Form 8-K/A dated February 26, 1997 (filed March 17, 1997) and incorporated herein by reference).

27.1                   Financial Data Schedule