Form 10-Q
period 1997-06-30
GOLF TRUST OF AMERICA INC
filed 1997-08-14
CIK 1024126

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                ---------------

/X/  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended JUNE 30, 1997.

/ /  Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from                to
                   .

                            ------------------------

                        COMMISSION FILE NUMBER 000-22091

                          GOLF TRUST OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                 33-0724736
 (State or other jurisdiction    (I.R.S. Employer
              of                  Identification
incorporation or organization)       Number)

            14 NORTH ADGER'S WHARF, CHARLESTON, SOUTH CAROLINA 29401
              (Address of principal executive offices) (Zip Code)

                                 (803) 723-4653
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

    On August 12, 1997 there were 4,069,326 common shares outstanding of the registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements..........................................................................           3

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........          20

Item 3.      Quantitative and Qualitative Disclosures About Market Risk....................................          30

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................................          31

Item 2.      Changes in Securities.........................................................................          31

Item 3.      Defaults upon Senior Securities...............................................................          31

Item 4.      Submission of Matters to a Vote of Security Holders...........................................          31

Item 5.      Other Information.............................................................................          31

Item 6.      Exhibits and Reports on Form 8-K..............................................................          32

             SIGNATURES....................................................................................          33

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GOLF TRUST OF AMERICA, INC.
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
GOLF TRUST OF AMERICA, INC.:
  Condensed Consolidated Balance Sheets as of December 31, 1996 and June 30, 1997..........................           4
  Condensed Consolidated Statements of Income for the Three Months Ended June 30, 1997 and 1996............           5
  Condensed Consolidated Statements of Income for the Period from February 12, 1997 to June 30, 1997 and
    Pro Forma Six Months Ended June 30, 1997 and 1996......................................................           6
  Condensed Consolidated Statement of Cash Flows from February 12, 1997 to June 30, 1997...................           7
  Notes to Condensed Consolidated Financial Statements.....................................................           8

LEGENDS GOLF:
  Condensed Combined Balance Sheets--December 31, 1996 and June 30, 1997...................................          15
  Condensed Combined Statements of Income--Three Months and Six Months Ended June 30, 1996 and 1997........          16
  Condensed Combined Statements of Cash Flows--Six Months Ended June 30, 1996 and 1997.....................          17
  Notes to Condensed Combined Financial Statements.........................................................          18

                          GOLF TRUST OF AMERICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                    DECEMBER 31,        JUNE 30,
                                                        1996              1997
                                                   --------------     ------------
                                                    (UNAUDITED)
                      ASSETS

Property and equipment:
  Land............................................. $    --           $    15,919
  Golf course improvements.........................      --                43,964
  Buildings and improvements.......................      --                 8,659
  Furniture, fixtures, and equipment...............      --                 5,159
                                                   --------------     ------------
    Total property and equipment...................      --                73,701
  Less accumulated depreciation and amortization...      --                11,977
                                                   --------------     ------------
    Property and equipment, net....................      --                61,724
                                                   --------------     ------------
Mortgage notes receivable..........................      --                61,680
Cash and cash equivalents..........................      --                 2,271
Rents and interest receivable......................      --                 1,451
Other..............................................      --                 1,495
                                                   --------------     ------------
    Total assets................................... $    --           $   128,621
                                                   --------------     ------------
                                                   --------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable...................................... $    --           $    43,900
Accounts payable and other liabilities.............      --                   873
                                                   --------------     ------------
    Total liabilities..............................      --                44,773
                                                   --------------     ------------
Minority interest..................................      --                43,487
                                                   --------------     ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued............      --               --
  Common stock, $.01 par value, 90,000,000 shares
    authorized, 4,069,326 shares issued and
    outstanding....................................      --                    41
  Additional paid-in capital.......................      --                42,429
  Note receivable from stock sale..................      --                (3,298 )
  Retained earnings................................      --                 1,189
                                                   --------------     ------------
    Stockholders' equity...........................      --                40,361
                                                   --------------     ------------
    Total liabilities and stockholders' equity..... $    --           $   128,621
                                                   --------------     ------------
                                                   --------------     ------------

     See accompanying notes to condensed consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                         FOR THE        FOR THE
                                                                      THREE MONTHS   THREE MONTHS
                                                                          ENDED          ENDED
                                                                      JUNE 30, 1997  JUNE 30, 1996
                                                                      -------------  -------------
                                                                                      (PRO FORMA)
REVENUES:
  Minimum rents.....................................................    $   3,563      $   2,670
  Capital expenditure reserve.......................................          180            150
  Percentage rents..................................................           74         --
  Mortgage interest.................................................          181         --
                                                                           ------         ------
    Total revenues..................................................        3,998          2,820
                                                                           ------         ------
EXPENSES:
  Depreciation and amortization.....................................          803            770
  General and administrative........................................          597            410
                                                                           ------         ------
    Total expenses..................................................        1,400          1,180
                                                                           ------         ------
    Operating income................................................        2,598          1,640
                                                                           ------         ------
OTHER INCOME (EXPENSE):
  Interest income...................................................          317         --
  Interest expense..................................................         (250)           (92)
                                                                           ------         ------
    Total other income (expense)....................................           67            (92)
                                                                           ------         ------
    Net income before minority interest.............................        2,665          1,548
  Income applicable to minority interest............................        1,373            759
                                                                           ------         ------
    Net income......................................................        1,292            789
                                                                           ------         ------
                                                                           ------         ------
  Net income per common share.......................................    $     .32      $     .26
                                                                           ------         ------
                                                                           ------         ------
  Weighted average number of common shares outstanding..............        4,007          3,046
                                                                           ------         ------
                                                                           ------         ------
  Distribution declared per common share outstanding................    $     .41      $     .41
                                                                           ------         ------
                                                                           ------         ------

     See accompanying notes to condensed consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                          PERIOD FROM      FOR THE        FOR THE
                                                          FEBRUARY 12    SIX MONTHS     SIX MONTHS
                                                              TO            ENDED          ENDED
                                                         JUNE 30, 1997  JUNE 30, 1997  JUNE 30, 1996
                                                         -------------  -------------  -------------
                                                                         (PRO FORMA)    (PRO FORMA)
REVENUES:
  Minimum rents........................................    $   5,503      $   7,190      $   5,372
  Capital expenditure reserve..........................          247            310            268
  Percentage rents.....................................          109            113         --
  Mortgage interest....................................          181            181         --
                                                              ------         ------         ------
    Total revenues.....................................        6,040          7,794          5,640
                                                              ------         ------         ------
EXPENSES:
  Depreciation and amortization........................        1,149          2,120          1,540
  General and administrative...........................          910          1,070            820
                                                              ------         ------         ------
    Total expenses.....................................        2,059          3,190          2,360
                                                              ------         ------         ------
    Operating income...................................        3,981          4,604          3,280
                                                              ------         ------         ------
OTHER INCOME (EXPENSE):
  Interest income......................................          448            448         --
  Interest expense.....................................         (290)          (290)          (290)
                                                              ------         ------         ------
    Total other income (expense).......................          158            158           (290)
                                                              ------         ------         ------
    Net income before minority interest................        4,139          4,762          2,990
  Income applicable to minority interest...............        2,129          2,384          1,538
                                                              ------         ------         ------
    Net income.........................................        2,010          2,378          1,452
                                                              ------         ------         ------
                                                              ------         ------         ------
  Net income per common share..........................    $     .50      $     .59      $     .48
                                                              ------         ------         ------
                                                              ------         ------         ------
  Weighted average number of common shares
    outstanding........................................        4,007          4,007          3,046
                                                              ------         ------         ------
                                                              ------         ------         ------
  Distribution declared per common share outstanding...    $     .62      $     .82      $     .82
                                                              ------         ------         ------
                                                              ------         ------         ------

     See accompanying notes to condensed consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                      PERIOD FROM
                                                                                                      FEBRUARY 12
                                                                                                          TO
                                                                                                     JUNE 30, 1997
                                                                                                     -------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................................   $     2,010
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................................         1,149
    Income applicable to minority interest.........................................................         2,492
    Increase in rents and interest receivable......................................................        (1,451)
    Increase in other assets.......................................................................        (1,495)
    Increase in accounts payable and other liabilities.............................................           873
                                                                                                     -------------
      Net cash provided by operating activities....................................................         3,578
                                                                                                     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Golf course acquisitions.........................................................................       (54,554)
  Increase in mortgage notes receivable............................................................       (61,599)
  Capital additions................................................................................          (344)
                                                                                                     -------------
      Net cash used in investing activities........................................................      (116,497)
                                                                                                     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.....................................................................        43,825
  Net proceeds from offering.......................................................................        73,055
  Dividends paid...................................................................................        (1,690)
                                                                                                     -------------
      Net cash provided by financing activities....................................................       115,190
                                                                                                     -------------
      Net increase in cash.........................................................................         2,271
      Cash and cash equivalents beginning of period................................................       --
                                                                                                     -------------
      Cash and cash equivalents end of period......................................................   $     2,271
                                                                                                     -------------
                                                                                                     -------------

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

    Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 48.0% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2% interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 47.8% interest therein.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the period from February 12, 1997 through June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statement and notes thereto included in the Company's Annual Report on Form 10-K.

    The unaudited Pro Forma Condensed Consolidated Statements of Income for the six months ended June 30, 1996 and 1997, is presented as if the formation transactions had occurred January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transaction have been made. The Pro Forma Condensed Consolidated Statements of Income are not necessarily indicative of what the Company's actual results of operations would have been assuming the formation transactions

                          GOLF TRUST OF AMERICA, INC.

                                 (IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) had occurred on January 1, 1996, nor do they purport to represent the future operating results of the Company.

    PRINCIPLES OF CONSOLIDATION

    The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

    REVENUE RECOGNITION

    The Company recognizes rental revenue on an accrual basis over the terms of the leases. The Company recognizes interest income ratably over the term of the loan.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    CONCENTRATION OF CREDIT RISK

    The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per institution. On June 30, 1997, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution. Rents and interest receivable from the Company's leassees and mortgagee are payable in arrears for the preceding month were collected subsequent to the issuance of this report.

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Golf course improvements..........................................   15 years
Buildings and improvements........................................   30 years
Furniture, fixtures, and equipment................................  3-8 years

    The leases presently provide that at the end or termination of the existing leases, all improvements and fixtures placed on the rental property become property of the Company. In addition, the leases provide for a capital replacement reserve to be established by the Company for each property. The Company will approve disbursements from this fund for capital improvements to the properties.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                          GOLF TRUST OF AMERICA, INC.

                                 (IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITION OF GOLF COURSES

    On February 12, 1997, concurrent with the initial public offering of the Company's stock, the Company acquired the ten initial golf courses in exchange for $4.1 million Operating Partnership units, assumptions of $48.3 million of notes payable and affiliate debt and $6.2 million cash. The debt was repaid concurrent with the acquisition. The seven golf courses acquired from The Legends Group have been accounted for at historical cost as The Legends Group is considered the accounting acquirer under APB No. 16. The other three courses have been accounted for as a purchase. The following is a summary of the golf courses and related property and equipment at the acquisition:

                                                                           OTHER
                                                              LEGENDS     COURSES     TOTAL
                                                             ----------  ---------  ----------
Land.......................................................  $    4,532  $  11,387  $   15,919
Golf course improvements...................................      35,063      8,901      43,964
Buildings and improvements.................................       4,254      4,405       8,659
Furniture and equipment....................................       3,299      1,516       4,815
                                                             ----------  ---------  ----------
  Net property and equipment...............................      47,148     26,209      73,357
Less accumulated depreciation and amortization.............     (10,827)    --         (10,827)
                                                             ----------  ---------  ----------
  Total property and equipment.............................  $   36,321  $  26,209  $   62,530
                                                             ----------  ---------  ----------
                                                             ----------  ---------  ----------

4. MORTGAGE NOTES RECEIVABLE

    On June 23, 1997 the Operating Partnership closed and funded an initial $69.9 million participating loan to Golf Host Resorts, Inc., which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida and the Tamarron Resort, a 18-hole destination golf and conference facility located near Durango, Colorado.

    The Operating Partnership funded the loan with net proceeds from the Company's initial public offering which closed in February 1997 and with borrowings under the credit facility from NationsBank, N.A. described in Note 6.

    The Company believes that the Innisbrook and Tamarron facilities represent two of the preeminent, upscale destination golf and conference facilities in the United States and that this transaction reinforces Golf Trust's strategy of acquiring or participating in the growth of upscale golf courses. The transaction was structured in a participating loan format that provides the Company with an accretive rate of return that the Company believes is competitive with its purchase/leaseback structure. Through the loan's structure, the Company will participate in the growth in revenues through a participating interest feature and will have the right to acquire the Innisbrook Resort at the expiration of the loan term.

    The initial loan of $69.9 million will be followed by a $9 million loan, a portion of which was funded at closing, which will be used for a nine-hole expansion and other improvements to the Innisbrook Resort

                          GOLF TRUST OF AMERICA, INC.

                                 (IN THOUSANDS)

4. MORTGAGE NOTES RECEIVABLE (CONTINUED) facilities, currently underway. The loan term is thirty (30) years, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

    Golf Host Resorts, Inc. has been admitted to the Operating Partnership as a limited partner. Golf Host Resorts, Inc. used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units (i.e. units of limited partnership interest in the Operating Partnership) together with 159,326 shares of common stock of the Company and an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26.00 per share, exercisable before December 31, 1997 (subject to extension in certain circumstances). The purchase of shares and OP Units by Golf Host Resorts, Inc. gives it an approximate 3.92% equity interest in the Company and an approximate 3.23% limited partner's interest in the Operating Partnership. Such interests represent an approximate 5.11% economic interest in the Company and the Operating Partnership, considered as one entity. The Company retains an aggregate approximate 47.99% limited and general partner's interest in the Operating Partnership through its two wholly-owned subsidiaries, GTA LP, Inc. and GTA GP, Inc.

    The $5,675,000 used to purchase the OP Units has been recorded as an adjustment to minority interest and the $3,300,000 used to purchase common stock has been recorded as a reduction of stockholders' equity.

    According to SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the present value of the future payments should be recognized over the life of the loan. Accordingly, the Company recognizes revenue on a straight line basis. Income recognized is approximately $30,000 in excess of the cash received for the three months ended June 30, 1997, and the period from February 12 to June 30, 1997.

5. LEASES

    The Company leases its Golf Courses to affiliates of the prior owners under non-cancelable lease agreements over an initial period of ten years. From the minimum lease payments, the Company is required to make available a reserve (totaling $267,000 as of June 30, 1997) of 2-3% of the annual gross golf revenue of each course for course capital expenditure reimbursement to the lessor. Capital expenditures are approved in advance by the Company.

                          GOLF TRUST OF AMERICA, INC.

                                 (IN THOUSANDS)

5. LEASES (CONTINUED)
    Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                         AMOUNT
                                                                        --------
1997..................................................................  $ 13,222
1998..................................................................    14,988
1999..................................................................    14,988
2000..................................................................    14,988
2001..................................................................    14,988
Thereafter............................................................    74,940
                                                                        --------
                                                                        $148,114
                                                                        --------
                                                                        --------

    The non-cancelable leases provide for the Company to receive, the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will be paid to the Company each year in the amount, if any, by which the sum of 33 and 1/3% of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. The base rent will be increased each year by the lesser of (i) 3% or (ii) 200% of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are limited to 5% during the first five years of the initial lease term.

    The Leasee has options to extend the term of each lease six consecutive times for a period of 5 years.

6. NOTE PAYABLE

    The Company has obtained a $100 million secured revolving credit facility (the "Credit Facility") from a group of four commercial banks led by NationsBank, N.A. Borrowings under the Credit Facility carry a floating interest rate of LIBOR plus 2% (7.75% at June 30, 1997) with provisions for the rate to be reduced to LIBOR plus 1.75% upon the attainment of Senior Debt Rating. The Credit Facility availability is limited to a borrowing base calculation for each "stabilized" location as defined in the Credit Facility. Additional financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to Board of Directors. At the present time, these covenants have been met.

    The Company also has an additional unsecured $5 million working capital line of credit available from Nationsbank N.A.

7. COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

    In February, 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan") and the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). The 1997 Plan authorized by the Compensation Committee of the Board of Directors may grant stock awards relating to 500,000 shares of Common Stock. Under the Directors' Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. Under the Directors plan 20,000 options have been granted to date. Option grants

                          GOLF TRUST OF AMERICA, INC.

                                 (IN THOUSANDS)

7. COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (CONTINUED) under the 1997 Plan vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Option granted under the Directors plan vest immediately.

    In May, 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New Stock Incentive Plan"). Under the New Stock Incentive Plan, the Compensation Committee of the Board of Directors is authorized to grant awards relating in the aggregate up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Restricted stock grants generally vest at the end of four years from the date of grant.

    Transactions involving both plans are summarized as follows:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                                   EXERCISE
OPTION SHARES                                                          SHARES        PRICE
--------------------------------------------------------------------  ---------  -------------
Outstanding at December 31, 1996....................................     --        $  --
Granted.............................................................    940,000        23.88
Exercised...........................................................     --           --
Expired and/or canceled.............................................     --           --
                                                                      ---------       ------
  Outstanding at June 30, 1997......................................    940,000    $   23.88
                                                                      ---------       ------
                                                                      ---------       ------

    The Company has adopted Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," effective February, 1997. In accordance with the provisions of SFAS No. 123, the Company continues to apply APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, has not recognized compensation cost. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income per quarter and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                                    FOR THE
                                                                 THREE MONTHS     PERIOD FROM
                                                                     ENDED      FEBRUARY 12 TO
                                                                 JUNE 30, 1997   JUNE 30, 1997
                                                                 -------------  ---------------
                                                                         (IN THOUSANDS)
Net income--as reported........................................    $   1,292       $   2,010
Net income--pro forma..........................................    $     349       $   1,067
Earnings per share--as reported................................    $     .32       $     .50
Earnings per share--pro forma..................................    $     .09       $     .27

                          GOLF TRUST OF AMERICA, INC.

                                 (IN THOUSANDS)

7. COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                  PERIOD FROM
                                                                                  FEBRUARY 12
                                                                                      TO
                                                                                 JUNE 30, 1997
                                                                                 -------------
Expected dividend yield........................................................        5.9%
Expected stock price volatility................................................       13.4%
Risk-free interest rate........................................................       6.25%
Expected life of options.......................................................     4 years

8. SUBSEQUENT EVENT

    On July 25, 1997, the Board of Directors declared a distribution of $.41 per share for the three months ended June 30, 1997, to stockholders of record on August 4, 1997, which distribution will be paid on August 15, 1997.

                                  LEGENDS GOLF

                       COMBINED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                      DECEMBER 31,
                                                          1996        JUNE 30, 1997
                                                      -------------   -------------
                                                                       (UNAUDITED)
                      ASSETS
Current:
  Cash.............................................   $        841    $      1,119
  Accounts receivable..............................          1,290           1,907
  Inventories......................................            502             429
                                                      -------------   -------------
    Total current assets...........................          2,633           3,455
                                                      -------------   -------------
Property and equipment, less accumulated
  depreciation and amortization....................         35,060           2,314
Other assets:
  Investment in Golf Trust of America, LP..........        --                2,959
  Advances to affiliates...........................         11,673          13,237
  Other............................................            438              54
                                                      -------------   -------------
    Total other assets.............................         12,111          16,250
                                                      -------------   -------------
                                                      $     49,804    $     22,019
                                                      -------------   -------------
                                                      -------------   -------------

                          LIABILITIES AND OWNERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses............   $      2,150    $      1,691
  Accrued rent.....................................        --                1,060
  Current maturities of long-term debt.............         26,697         --
                                                      -------------   -------------
    Total current liabilities......................         28,847           2,751
Advances from affiliates...........................         13,167           7,520
Long-term debt, less current maturities............            616             748
                                                      -------------   -------------
    Total liabilities..............................         42,630          11,019
                                                      -------------   -------------
Commitments and contingencies
Owners' equity:
  Common stock, $1 par--shares authorized, 300,000;
    outstanding, 1,000.............................              3               3
  Members' contributions...........................              1               7
  Additional paid-in capital.......................            300           3,832
  Members' accumulated deficit.....................         (1,970 )        (2,742 )
  Retained earnings................................          8,840           9,900
                                                      -------------   -------------
    Total owners' equity...........................          7,174          11,000
                                                      -------------   -------------
                                                      $     49,804    $     22,019
                                                      -------------   -------------
                                                      -------------   -------------

       See accompanying notes to combined condensed financial statements.

                                  LEGENDS GOLF

                    COMBINED CONDENSED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                            FOR THE
                                                                         THREE MONTHS         FOR THE
                                                                             ENDED       SIX MONTHS ENDED
                                                                           JUNE 30,          JUNE 30,
                                                                        ---------------  -----------------
                                                                         1996     1997    1996      1997
                                                                        ------   ------  -------   -------
                                                                          (UNAUDITED)       (UNAUDITED)
REVENUES:
  Gross golf revenues.................................................  $4,914   $6,076  $ 8,641   $10,082
  Other revenues......................................................   1,334    1,813    2,284     2,914
                                                                        ------   ------  -------   -------
    Total revenues....................................................   6,248    7,889   10,925    12,996
                                                                        ------   ------  -------   -------
COSTS AND EXPENSES:
  General and administrative..........................................   1,333    1,868    2,256     3,273
  Operating expenses..................................................   1,744    2,439    2,962     4,326
  Depreciation and amortization.......................................     567       85    1,004       808
  Rents...............................................................     329    3,245      539     4,941
                                                                        ------   ------  -------   -------
    Total costs and expenses..........................................   3,973    7,637    6,761    13,348
                                                                        ------   ------  -------   -------
Operating income (loss)...............................................   2,275      252    4,164      (352)
Equity in earnings of Golf Trust of America, LP.......................    --      1,231    --        1,916
Interest expense......................................................    (295)     (12)    (515)     (420)
                                                                        ------   ------  -------   -------
    Net income........................................................  $1,980   $1,471  $ 3,649   $ 1,144
                                                                        ------   ------  -------   -------
                                                                        ------   ------  -------   -------

       See accompanying notes to combined condensed financial statements.

                                  LEGENDS GOLF

                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                     FOR THE
                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1996       1997
                                                                                               ---------  ---------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................................................  $   3,649  $   1,144
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................................        956        808
    Equity in earnings of Golf Trust of America, LP..........................................     --         (1,916)
    Decrease (increase) in:
      Accounts receivable....................................................................     (1,118)      (617)
      Inventories............................................................................        (79)        73
      Prepaid expenses/other assets..........................................................       (315)       142
    Increase in accounts payable and accrued expenses........................................      1,162        676
                                                                                               ---------  ---------
        Net cash provided by operating activities............................................      4,255        310
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions...........................................................     (2,571)      (534)
  Increase in Investment in Golf Trust of America, LP........................................     --           (173)
  Distribution from Golf Trust of America, LP................................................     --            785
  Increase in advances to affiliates.........................................................     (4,173)    (1,564)
                                                                                               ---------  ---------
        Net cash used in investing activities................................................     (6,744)    (1,486)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt...............................................................      1,413        202
  Payments on long-term debt.................................................................       (211)       (70)
  Increase in advances from affiliates.......................................................      1,145      2,389
  Decrease in advances from stockholder......................................................     --           (211)
  Distribution to owners.....................................................................     --           (856)
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................      2,347      1,454
                                                                                               ---------  ---------
        Net increase (decrease) in cash......................................................       (142)       278
        Cash, beginning of period............................................................        400        841
                                                                                               ---------  ---------
        Cash, end of period..................................................................  $     258  $   1,119
                                                                                               ---------  ---------
                                                                                               ---------  ---------

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

2. CONTRIBUTION OF ASSETS

    On February 12, 1997, the Companies contributed the golf course land and improvements, buildings and certain equipment with a net book value of $36,321 net of related debt of $26,454 to Golf Trust of America, LP (GTA, LP). Concurrently with the contribution of assets, the majority owner contributed the underlying land for four of the courses to the Companies. The majority owner's basis in the land was $3,532. The contribution was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), its general partner. The Companies received limited partnership units convertible to common shares of GTA, Inc. and cash of $8.4 million which was used to repay certain affiliate indebtedness.

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

3. LEASES

    Concurrent with the Formation Transactions, the Legends Lessees entered into leases to operate the golf courses. The Company is obligated under the non-cancelable lease agreements for an initial period of ten years. Under the lease agreements, the Legends Lessees are responsible for all operating expenses and

                                  LEGENDS GOLF

                                 (IN THOUSANDS)

3. LEASES (CONTINUED)
fixed asset purchases and improvements. However, the Lessee is required to make available 2 to 3 percent of the annual gross golf revenue to the Lessor for reimbursement of fixed asset expenditures. Capital expenditures must be approved in advance by the Lessor.

    Future minimum rental obligations to be paid by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

YEAR ENDING DECEMBER 31,                                                              AMOUNT
----------------------------------------------------------------------------------  ----------
1997..............................................................................  $   10,637
1998..............................................................................      12,057
1999..............................................................................      12,057
2000..............................................................................      12,057
2001..............................................................................      12,057
Thereafter........................................................................      60,285
                                                                                    ----------
                                                                                    $  119,150
                                                                                    ----------
                                                                                    ----------

    The non-cancelable leases require the Company to pay, the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will be paid by the Company each year in the amount, if any, by which the sum of 33 and 1/3 percent of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Participating rent was $52,000 and $68,000 for the three months and six months ended June 30, 1997, respectively. The base rent will be increased each year by the lesser of (i) 3 percent or (ii) 200 percent of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are limited to 5 percent during the first five years of the initial lease term.

    The Company has options to extend the term of each lease six consecutive times for a period of 5 years each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    Golf Trust of America, Inc. (collectively with its subsidiaries, the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of golf courses in the United States. The Company's principal business strategy is to acquire high quality golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"), in which the Company is the sole general partner. The Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are redeemable by their holder for cash or, at the election of the Company, for shares of the Company's common stock ("Common Stock") on a one-for-one basis (the "Redemption Rights"). When the Company acquires a golf course in exchange for OP Units, in most instances the seller of the course does not recognize taxable income until it exercises the OP Units' Redemption Rights. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes its ability to issue OP Units and its utilization of the multiple independent lessee structure, together with the substantial industry knowledge, experience and relationships within the golf community of Company management and the golf course lessees provide it with a distinct competitive advantage in the acquisition of high quality golf courses, including those which might not otherwise be available for purchase.

    In February 1997, the Company raised net proceeds of approximately $73 million in its initial public offering (the "IPO") and consummated the transactions described below (collectively the "Formation Transactions"). In the IPO the Company sold 3,910,000 shares of Common Stock at $21.00 per share (including 510,000 shares sold pursuant to the underwriters' over-allotment option, which was exercised in full). The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a 49% interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses (the "Initial Courses") from their prior owners (the "Prior Owners").

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

    Concurrently with the closing of the IPO, the Initial Courses were leased to newly formed entities (the "Initial Lessees"), each of whom is affiliated with the Prior Owner of the leased course. The Company believes it will benefit from the continuity of golf course management provided by the Initial Lessees, whose affiliates developed and operated each of the Initial Courses since their inception. Neither the Company nor its executive officers own any interest in, or participate in the management of, the initial Lessees. The leases between the Operating Partnership, as lessor, and each Initial Lessee (the "Participating Leases") provide for the payment of lease payments ("Lease Payments") comprised of fixed base rent ("Base Rent"), minimum rent increases and participating rent based on growth in revenue at the Initial Course ("Participating Rent").

RECENT DEVELOPMENTS

    CLOSING OF MULTI-COURSE TRANSACTION

    On June 23, 1997 the Operating Partnership closed and funded an initial $69.9 million participating loan to Golf Host Resorts, Inc., which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida and the Tamarron Resort, a 18-hole destination golf and conference facility located near Durango, Colorado.

    The Operating Partnership funded the loan with net proceeds from the Company's initial public offering which closed in February 1997 and with borrowings under the credit facility from NationsBank, N.A. described below.

    The Company believes that the Innisbrook and Tamarron facilities represent two of the preeminent, upscale destination golf and conference facilities in the United States and that this transaction reinforces Golf Trust's strategy of acquiring or participating in the growth of upscale golf courses. The transaction was structured in a participating loan format that provides the Company with an accretive rate of return that the Company believes is competitive with its purchase/leaseback structure. Through the loan's structure, the Company will participate in the growth in revenues through a participating interest feature and will have the right to acquire the Innisbrook Resort at the expiration of the loan term.

    The initial loan of $69.9 million will be followed by a $9 million loan, a portion of which was funded at closing, which will be used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities, currently underway. The loan term is thirty (30) years, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

    Golf Host Resorts, Inc. has been admitted to the Operating Partnership as a limited partner. Golf Host Resorts, Inc. used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units (i.e. units of limited partnership interest in the Operating Partnership) together with 159,326 shares of common stock of the Company and an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26.00 per share, exercisable before December 31, 1997 (subject to extension in certain circumstances). The purchase of shares and OP Units by Golf Host Resorts, Inc. gives it an approximate 3.92% equity interest in the Company and an approximate 3.23% limited partner's interest in the Operating Partnership. Such interests represent an approximate 5.11% economic interest in the Company and the Operating Partnership, considered as one entity. The Company retains an aggregate approximate 47.99% limited and general partner's interest in the Operating Partnership through its two wholly-owned subsidiaries, GTA LP, Inc. and GTA GP, Inc.

    According to SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", the present value of the future payments should be recognized over the life of the loan. Accordingly, the Company recognizes revenue on a straight-line basis. Income recognized is approximately $30,000 in excess of the cash received for the three months ended June 30, 1997, and the period from February 12 through June 30, 1997.

    The interest due from Golf Host Resorts, Inc. is approximately $562,000 per month, or $6,700,000 annually. For 1997, the cash amounts received should approximate $3,500,000 with an additional amount of $694,000 recognized as income for the straight-line treatment. Certain operating revenue thresholds for up to the first five years of the term have been guaranteed by Westin Hotel Company, in an amount designated to insure payment of interest under the loan.

    Under the terms of the loan agreement, the Company receives a percentage of increases in gross revenue over a base year of 1996. The percentages are 17%, 20% and 25% of amounts in excess of

$39,968,000, $43,000,000 and $50,000,000, respectively with the later two amounts subject to annual CPI increases.

    CLOSING OF CREDIT FACILITY

    The Company has obtained a $100 million secured revolving credit facility (the "Credit Facility") from a group of four commercial banks led by NationsBank, N.A. Borrowings under the Credit Facility carry a floating interest rate of LIBOR plus 2.00% (7.75% at June 30, 1997) with provisions for the rate to be reduced to LIBOR plus 1.75% upon the attainment of Senior Debt Rating. The Credit Facility availability is limited to a borrowing base calculation for each "stabilized" location as defined in the Credit Facility. Additional financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to Board of Directors. At the present time, these covenants have been met.

    The following discussion and analysis of financial condition and pro forma results of operations of the Company, and certain Prior Owners and Initial Lessees is based upon the Company's financial statements as of June 30, 1997, the consolidated balance sheet for the year ended December 31, 1996, actual results for the three month period ended June 30, 1997 and pro forma income statements of the Company for the three and six months periods ended June 30, 1996. The Legends Lessees and the historical combined financial statements of The Legends Group, the accounting acquiror, with respect to seven of the Initial Courses have also been presented. The pro forma financial information for the Company and the Initial Lessees reflects Base Rent and no Participating Rent.

RESULTS OF OPERATIONS OF THE COMPANY

    FOR THE THREE MONTHS ENDED JUNE 30, 1997

    For the three months ended June 30, 1997, the Company received $3,998,000 in revenue from the Participating Leases for the Initial Courses and interest received on the mortgage note receivable.

    Total expenses before minority interest, totaling $1,333,000 for the three months ended June 30, 1997, reflect depreciation and amortization, general and administrative expenses and interest expense. Depreciation expense is based on the Company's cost of acquiring the Initial Courses, except for the seven Initial Courses acquired by the Company from The Legends Group. The contribution of these seven Initial Courses is treated for accounting purposes as a reorganization of the interests of The Legends Group in the contributed courses and has been accounted for at historical cost.

    Net income before minority interest for the three months ended June 30, 1997 is $2,665,000.

    FOR THE PERIOD FROM FEBRUARY 12 TO JUNE 30, 1997

    For the period from February 12 to June 30, 1997, the Company received $6,040,000 in revenue from the Participating Leases for the Initial Courses and interest received on the mortgage note receivable.

    Total expenses before minority interest, totaling $1,901,000 for the period from February 12 to June 30, 1997, reflect depreciation and amortization, general and administrative expenses and interest expense.

    Net income before minority interest for the period from February 12 to June 30, 1997 is $4,139,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

    Cash flow from operating activities for the period from February 12 to June 30, 1997, was $3,578,000. This reflects net income before minority interest, plus noncash charges to income for depreciation and loan fee amortization and working capital changes. Cash flows used in investing activities reflect mortgage receivable of $61,599,000 and original golf course acquisitions of $54,554,000. Cash flows provided by financing activities, totaling $115,190,000 represents the total borrowing of $43,825,000 under the Credit Facility (discussed below) and offering proceeds of $73,055,000 less dividend distributions.

    Concurrent with the closing of the IPO, the Company borrowed approximately $4,325,000 which, together with the net proceeds of the IPO, was used to retire mortgage indebtedness and other debt of the Prior Owners, to fund the cash portion of the purchase of the Initial Courses and to provide initial working capital. The Company has agreed to maintain approximately $4,325,000 of indebtedness for up to 10 years to accommodate a Prior Owner's efforts to seek to minimize certain adverse tax consequences from its contribution of one of the Initial Courses to the Company. This loan has been rolled into the Credit Facility.

    On June 20, 1997, the Company finalized a $100 million Credit Facility ($43,900,000 outstanding as of June 30, 1997) to be used primarily for the acquisition of additional golf courses, but a portion of which may also be used for acquisition of the Expansion Facilities, for capital expenditures or for general working capital purposes. The Company's Credit Facility imposes certain conditions on the Company's ability to draw on the Credit Facility including without limitation, a borrowing base calculation. The Company also has an additional unsecured $5 million working-capital line of credit available from NationsBank N.A.

    The Company anticipates that future acquisitions would be funded with debt financing provided by the line of credit, operating partnership units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, longterm or shortterm, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent.

    The Company's acquisition capabilities are enhanced by its initial capital structure. The Company intends to maintain a capital structure with consolidated indebtedness representing no more than 50% of its total market capitalization.

    The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. Future acquisitions of golf courses will be financed, in whole or in part, with proceeds from the Line of Credit, additional issuances of OP Units or shares of Common Stock, borrowings under financing arrangements or other securities issuances. The Company currently has no binding agreement to acquire any additional golf courses. The Company is in active negotiations including certain golf courses although there can be no assurance that the Company will acquire any of these golf courses.

PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY

    On a pro forma basis for the three months ended June 30, 1996, and June 30, 1997, the Company would have received $2,820,000 and $3,998,000, respectively, in revenue from the Participating Leases for the Initial Courses. This amount does not include $926,000 in rent from Legends of Virginia LC for the three months ended June 30, 1996 related to its two courses, Stonehouse Golf Club and Royal New Kent, because such courses opened in June 1996 and August 1996 respectively. As these golf courses are now fully operational, the Company is contractually entitled to receive base rent of approximately $14,988,000 in its first full year of operation.

    Total pro forma expenses before minority interest, totaling $1,272,000 and $1,333,000 for the quarters ended June 30, 1996 and June 30, 1997, respectively, reflect depreciation and amortization, general and administrative expenses and interest expense. Pro forma expenses for the quarter ended June 30, 1996 does not include depreciation related to the Legends of Virginia Golf Courses totaling $276,000 related to the period these courses were not operational in 1996. If these courses had been operational in all of 1996, total pro forma expenses for the quarter ended June 30, 1996 would have been $1,824,000.

    Pro forma net income before minority interest for the quarter ended June 30, 1996 is $1,548,000 ($650,000 higher if the Legends of Virginia Initial Courses had been fully operational). Pro forma net income for the quarter ended June 30, 1997 is $2,665,000.

THE LEGENDS GROUP RESULTS OF OPERATIONS

    As part of the Formation Transactions, the Company acquired the following seven Initial Courses from The Legends Group: Heritage Golf Club, Heathland, Moorland, Parkland, Oyster Bay, Royal New Kent and Stonehouse Golf Club. These seven Initial Courses are operated by four Legends Lessees. The Legends Resort Courses--Heathland, Moorland and Parkland--share a common clubhouse, driving range, golf carts and other facilities and are leased by a single Legends Lessee pursuant to a single Participating Lease. The newly-opened Initial Courses--Royal New Kent and Stonehouse Golf Club--are in similar stages of operation and are leased by a single Legends Lessee pursuant to separate Participating Leases. Each of the other two Legends Initial Courses are leased by separate Legends Lessees.

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

    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenue from golf operations increased 23.7% from $4,914,000 to $6,076,000 while the revenue per player increased from $63.34 to $66.09, while the total rounds played increased 18.5% from 77,587 to 91,930. The increase in total number of rounds is primarily due to the opening of the two Legends of Virginia courses in mid-1996. Of the 14,343 increase in rounds, Legends of Virginia, LC accounted for 13,868 rounds and the increase in total revenue during the quarter due to the two new courses approximated $982,000.

    The number of rounds played significantly influences other revenue sources, including food and beverage and merchandise sales. While the number of rounds increased 18.5% other revenue increased 35.9% to $1,813,000 from $1,334,000 principally due to a 26.0% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort and sales at Legends of Virginia, LC as well as a 33.4% increase in pro shops sales resulting principally from Legends of Virginia, LC sales. Other income increased as a result of reinstituting the course photography.

    Operating expenses increased 90.0% to $7,637,000 from $3,993,000. Principal components of the $3,644,000 increase were (i) operating costs exclusive of lease payments to Golf Trust and depreciation of approximately $640,000 associated with the two Legends of Virginia courses opened in mid-1996, (ii) lease payments to Golf Trust, land lease payments to the prior owner and depreciation expense totaling $3,330,000 for 1997 compared to $896,000 for 1996 (increase $2,434,000 when there were no lease payments to Golf Trust), (iii) $321,000 attributable to clubhouse repairs at Golf Legends and Oyster Bay along with the addition of several maintenance personnel to improve the quality of the course maintenance, and (iv) increased costs of the food and beverage operations consistent with the increase in sales.

    Interest expense decreased 95.9% to $12,000 from $295,000 as a result of lower borrowings outstanding related to debt for the courses which was transferred in connection with the Formation Transaction's retirement of debt.

    Equity in earnings of Golf Trust of America LP results from the approximately 46% limited partnership interest held by Legends Golf.

    Net income decreased $509,000 from $1,980,000 to $1,471,000.

    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenue from golf operations increased 16.7% from $8,641,000 to $10,082,000 while the revenue per player decreased from $60.95 to $61.30, while the total rounds played increased 16.0% from 141,780 to 164,482. The increase in total number of rounds is primarily due to the opening of the two Legends of Virginia courses in mid-1996. Of the 22,702 increase in rounds, Legends of Virginia, LC accounted for 18,281 rounds and a total revenue increase of $1,253,000.

    The number of rounds played significantly influences other revenue sources, including food and beverage and merchandise sales. While the number of rounds increased 16.0% other revenue increased 19.1% to $2,719,000 from $2,284,000 principally due to a 25.9% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort and sales at Legends of Virginia, LC as well as a 15.9% increase in pro shops sales resulting principally from Legends of Virginia, LC sales. Other income increased as a result of reinstituting the course photography.

    Operating expenses increased 97.3% to $13,348,000 from $6,761,000. Principal components of the $6,587,000 increase were (i) operating costs exclusive of lease payments to Golf Trust and depreciation expense of approximately $1,774,000 associated with the two Legends of Virginia courses opened in mid-1996, (ii) lease payments to Golf Trust, land lease payments to the prior owner and depreciation expense totaling $6,287,000 for 1997 compared to $1,543,000 for 1996 (increase $4,744,000) when there were no lease payments to Golf Trust, (iii) $321,000 attributable to clubhouse repairs at Golf Legends and Oyster Bay along with the addition of several maintenance personnel to improve the quality of the course maintenance, and (iv) increased costs of the food and beverage operations consistent with the increase in sales.

    Interest expense decreased 18.5% to $420,000 from $515,000 as a result of lower borrowings outstanding related to debt for the courses which was transferred in connection with the Formation Transaction's retirement of debt.

    Equity in earnings of Golf Trust of America LP results from the approximately 46% limited partnership interest held by Legends Golf.

    Net income decreased $2,505,000 from $3,649,000 to $1,144,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Not Applicable.

ITEM 2. CHANGES IN SECURITIES

(C) RECENT SALES OF UNREGISTERED SECURITIES.

    On June 20, 1997, the Company sold to Golf Host Resorts, Inc. 159,326 shares of Common Stock and an option to purchase up to an additional 150,000 shares of Common Stock at a price of $26.00 per share (subject to certain adjustments), exercisable before December 31, 1997 (subject to extension in certain circumstances); and concurrently, the Operating Partnership sold 274,039 OP Units to Golf Host Resorts, Inc. The aggregate purchase price paid buy Golf Host Resorts, Inc. was $8,975,000. The purchase price was not separately allocated among the securities. There was no underwriter involved in the sale. Such issuances were not registered under the Securities Act of 1933, as amended, and were effected by the Company in reliance upon the exemptions from registration contained in Section 4(2) thereof, as a transaction not involving a public offering, and in Rule 506 of Regulation D promulgated thereunder, as a sale to an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5. OTHER INFORMATION

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ending June 30, 1997 (and are numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

       10.1    Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower,
               Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to the Company's Current
               Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

       10.2    Loan Agreement, dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and
               Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current
               Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

       10.3    Golf Trust of America, Inc. 1997 Stock-Based Incentive Plan (the "New Stock Incentive Plan")

       10.4    Form of Nonqualified Stock Option Agreement for use under the New Stock Incentive Plan

       10.5    Form of Employee Incentive Stock Option Agreement for use under the New Stock Incentive Plan

       27.1    Financial Data Schedule

(B) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated June 20, 1997, was filed on August 12, 1997. It contained disclosure under Items 5 and 7 regarding the Company's closing of a line of credit facility and the closing of a multi-golf course transaction.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GOLF TRUST OF AMERICA, INC., registrant

Date: 8/14/97                   /s/ W. BRADLEY BLAIR, II
----------------------------    ------------------------------------------
                                W. Bradley Blair, II
                                PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                CHAIRMAN
                                OF THE BOARD OF DIRECTORS

Date: 8/14/97                   /s/ SCOTT D. PETERS
----------------------------    ------------------------------------------
                                Scott D. Peters
                                SENIOR VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

    Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

EXHIBIT NO.                                                 DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------

       10.1    Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower,
               Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to the Company's Current
               Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

       10.2    Loan Agreement, dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and
               Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current
               Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

       10.3    Golf Trust of America, Inc. 1997 Stock-Based Incentive Plan (the "New Stock Incentive Plan")

       10.4    Form of Nonqualified Stock Option Agreement for use under the New Stock Incentive Plan

       10.5    Form of Employee Incentive Stock Option Agreement for use under the New Stock Incentive Plan

       27.1    Financial Data Schedule