Form 10-Q
period 1997-09-30
GOLF TRUST OF AMERICA INC
filed 1997-11-13
CIK 1024126

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q

                              -----------------

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

/ /  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from              to

                          --------------------------

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

                          --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No ___

    On November 13, 1997, there were 4,160,755 common shares outstanding of the registrant's only class of common stock.

                            GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX

                                                                                                       PAGE
PART I.  FINANCIAL INFORMATION                                                                         ----
Item 1. Financial Information
         GOLF TRUST OF AMERICA, INC.:
          Condensed Consolidated Balance Sheets as of December 31, 1996 and
          September 30, 1997..........................................................................   3
          Condensed Consolidated Statements of Income for the Three Months Ended
          September 30, 1997 and Pro Forma Three Months Ended September 30, 1996......................   4
          Condensed Consolidated Statements of Income for the Period from February 12, 1997 to September 30, 1997 and Pro Forma Nine Months Ended September 30, 1997 and
          1996........................................................................................   5
          Consolidated Statement of Stockholders' Equity from February 12, 1997 to
          September 30, 1997..........................................................................   6
          Condensed Consolidated Statement of Cash Flows from February 12, 1997 to
          September 30, 1997..........................................................................   7
          Notes to Condensed Consolidated Financial Statements........................................   8
         LEGENDS GOLF:
          Condensed Combined Balance Sheets--September 30, 1997 and 1996..............................  15
          Condensed Combined Statements of Income--Nine Months Ended September 30,
          1996 and 1997...............................................................................  16
          Condensed Combined Statements of Cash Flows--Nine Months Ended
          September 30, 1996 and 1997.................................................................  17
          Notes to Condensed Combined Financial Statements............................................  18

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  28

PART II  OTHER INFORMATION............................................................................  29

Item 1.  Legal Proceedings............................................................................  29

Item 2.  Changes in Securities........................................................................  29

Item 3.  Defaults upon Senior Securities..............................................................  29

Item 4.  Submission of Matters to a Vote of Security Holders..........................................  29

Item 5.  Other Information............................................................................  29

Item 6.  Exhibits and Reports on Form 8-K.............................................................  30

         SIGNATURES...................................................................................  32



PART I.  FINANCIAL INFORMATION


                                 GOLF TRUST OF AMERICA, INC.

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                        (IN THOUSANDS)

                                                                       DECEMBER 31,  SEPTEMBER 30,
                                                                           1996         1997
                                                                       ----------------------------
                                                                                     (Unaudited)
ASSETS (Notes 2 and 10)
Property and equipment:
  Land...................................................................   $ -        $21,580
  Golf course improvements...............................................     -         48,165
  Buildings..............................................................     -         11,236
  Furniture, fixtures, and equipment.....................................     -          9,723
                                                                            ----      ---------
Total property and equipment.............................................     -         90,704
  Less accumulated depreciation..........................................     -         12,889
                                                                            ----      ---------
Property and equipment, net (Notes 3 and 6)..............................     -         77,815
                                                                            ----      ---------
Mortgage notes receivable (Note 4).......................................     -         63,446
Cash and cash equivalents................................................     -          1,118
Rents and interest receivable............................................     -          1,760
Other....................................................................     -          1,648
                                                                            ----      ---------
Total assets.............................................................   $ -       $145,787
                                                                            ----      ---------
                                                                            ----      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable (Note 6)...................................................   $ -        $54,865
Accounts payable and other liabilities...................................     -          1,163
                                                                            ----      ---------
Total liabilities........................................................     -         56,028
                                                                            ----      ---------
Minority interest........................................................     -         48,851
                                                                            ----      ---------
Commitments and contingencies
Stockholders' equity (Note 7):
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
  no shares issued.......................................................     -              -
  Common stock, $.01 par value, 90,000,000 shares authorized,
  4,160,755 shares issued and outstanding................................     -             42
  Additional paid-in capital.............................................     -         44,856
  Unearned compensation..................................................     -         (1,828)
  Note receivable from stock sale........................................     -         (3,298)
  Retained earnings......................................................     -          1,136
                                                                            ----      ---------
Stockholders' equity.....................................................     -         40,908
                                                                            ----      ---------
Total liabilities and stockholders' equity...............................   $ -       $145,787
                                                                            ----      ---------
                                                                            ----      ---------

                                           3

                          GOLF TRUST OF AMERICA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
                                  (IN THOUSANDS)



                                                             FOR THE THREE    FOR THE THREE
                                                              MONTHS ENDED    MONTHS ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997           1996
                                                             -------------------------------
                                                                              (PRO FORMA)
REVENUES (Notes 1 and 2):
  Minimum rents (Note 5)....................................     $3,726         $3,566
  Capital expenditure reserve...............................        143            189
  Percentage rents..........................................        145              -
  Mortgage interest (Note 4)................................      2,051              -
                                                                --------        --------
Total revenues..............................................      6,065          3,755
                                                                --------        --------
EXPENSES:
  Depreciation and amortization (Note 3)....................        912          1,060
  General and administrative................................        937            410
                                                                --------        --------
Total expenses..............................................      1,849          1,470
                                                                --------        --------
Operating income............................................      4,216          2,285
                                                                --------        --------
OTHER INCOME (EXPENSE):
  Interest income...........................................         45              -
  Interest expense..........................................       (889)           (92)
                                                                --------        --------
Total other income (expense)................................       (844)           (92)
                                                                --------        --------
Net income before minority interest.........................      3,372          2,193
Income applicable to minority interest......................      1,757          1,129
                                                                --------        --------
Net income..................................................      1,615          1,064
                                                                --------        --------
                                                                --------        --------
Net income per common share (Note 7)........................       $.39           $.27
                                                                --------        --------
                                                                --------        --------
Weighted average number of common shares outstanding........      4,364          3,910
                                                                --------        --------
                                                                --------        --------
Distribution declared per common share outstanding..........       $.41           $.41
                                                                --------        --------
                                                                --------        --------


         See accompanying notes to condensed consolidated financial statements.

                                             4

                                      GOLF TRUST OF AMERICA, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (UNAUDITED)
                                              (IN THOUSANDS)

                                                         PERIOD FROM    FOR THE NINE    FOR THE NINE
                                                        FEBRUARY 12 TO  MONTHS ENDED    MONTHS ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                              1997         1997             1996
                                                       ----------------------------------------------
                                                                        (PRO FORMA)      (PRO FORMA)
REVENUES (Notes 1 and 2):
  Minimum rents (Note 5)................................     $9,229        $10,852          $8,938
  Capital expenditure reserve...........................        390            510             457
  Percentage rents......................................        254            254               -
  Mortgage interest (Note 4)............................      2,232          2,232               -
                                                            -------        -------          -------
Total revenues..........................................     12,105         13,848           9,395
                                                            -------        -------          -------
EXPENSES:
  Depreciation and amortization (Note 3)................      2,061          2,509           2,600
  General and administrative............................      1,847          2,059           1,230
                                                            -------        -------          -------
Total expenses..........................................      3,908          4,568           3,830
                                                            -------        -------          -------
Operating income........................................      8,197          9,280           5,565
                                                            -------        -------          -------
OTHER INCOME (EXPENSE):
  Interest income.......................................        493            493               -
  Interest expense......................................     (1,179)        (1,231)           (275)
                                                            -------        -------          -------
Total other income (expense)............................       (686)          (738)           (275)
                                                            -------        -------          -------
Net income before minority interest.....................      7,511          8,542           5,290
Income applicable to minority interest..................      3,913          4,450           2,724
                                                            -------        -------          -------
Net income..............................................      3,598          4,092           2,566
                                                            -------        -------          -------
                                                            -------        -------          -------
Net income per common share (Note 7)....................       $.84           $.96            $.66
                                                            -------        -------          -------
                                                            -------        -------          -------
Weighted average number of common shares outstanding....      4,364          4,364           3,910
                                                            -------        -------          -------
                                                            -------        -------          -------
Distribution declared per common share outstanding......      $1.03          $1.23           $1.23
                                                            -------        -------          -------
                                                            -------        -------          -------

         See accompanying notes to condensed consolidated financial statements.

                                      GOLF TRUST OF AMERICA, INC.

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               (UNAUDITED)
                                              (IN THOUSANDS)

                                                                                                      NOTE
                                                            ADDITIONAL                              RECEIVABLE     TOTAL
                                                              PAID-IN     RETURNED       UNEARNED    FOR STOCK  STOCKHOLDERS'
                                        SHARES     AMOUNT     CAPITAL     EARNINGS     COMPENSATION     SALE       EQUITY
                                       --------   --------   ----------  ----------   --------------  --------    --------
BALANCE, February 12, 1997..........       -        $ -        $  -         $ -          $   -         $   -       $   -
Issuance of stock...................     4,161       42         44,856        -            (1,828)     (3,298)      42,247
Net income..........................       -          -           -          3,625           -             -         3,625
Dividends...........................       -          -           -         (2,489)          -             -        (2,489)
                                       --------   --------   ----------  ----------   --------------  --------    --------
BALANCE, September 30, 1997.........     4,161      $42        $44,856      $1,136        $(1,828)    $(3,298)     $40,908
                                       --------   --------   ----------  ----------   --------------  --------    --------
                                       --------   --------   ----------  ----------   --------------  --------    --------


                           See accompanying notes to condensed consolidated financial statements.

                                                           6

                                     GOLF TRUST OF AMERICA, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (IN THOUSANDS)

                                                                             PERIOD FROM
                                                                            FEBRUARY 12 TO
                                                                             SEPTEMBER 30,
                                                                                 1997
                                                                            ----------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................            $  3,598
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.....................................               2,061
   Income applicable to minority interest ...........................               3,913
   Increase in rents and interest receivable.........................              (1,760)
   Increase in other assets..........................................              (1,486)
   Increase in accounts payable and other liabilities................               1,163
                                                                                 ---------
Net cash provided by operating activities............................               7,489
                                                                                 ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions...........................................             (65,624)
  Increase in mortgage notes receivable..............................             (63,742)
  Capital additions..................................................                (397)
                                                                                 ---------
Net cash used in investing activities................................            (129,763)
                                                                                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt...................................              54,790
  Net proceeds from offering.........................................              73,055
  Issuance of common stock...........................................                 601
  Dividends paid.....................................................              (5,054)
                                                                                 ---------
Net cash provided by financing activities............................             123,392
                                                                                 ---------
Net increase in cash.................................................               1,118
Cash and cash equivalents, beginning of period.......................                  -
                                                                                 ---------
Cash and cash equivalents, end of period.............................            $  1,118
                                                                                 ---------
                                                                                 ---------

          See accompanying notes to condensed consolidated financial statements.

                                               7

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

    Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of golf courses in the United States. The principal business strategy of the Company is to acquire high quality golf courses and to lease the golf courses to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"), in which the Company is the sole general partner. An alternative business strategy utilized to acquire a participating interest in the Innisbrook golf course. This is discussed further in the Mortgages footnote.

    Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 47.5% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2% interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 47.3% interest therein.

    In February 1997, the Company raised net proceeds of approximately $73 million in its initial public offering (the "IPO"). In the IPO the Company sold 3,910,000 shares of common stock at $21.00 per share (including 510,000 shares sold pursuant to the underwriters' over-allotment option, which was exercised in full). The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a 48.6% interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses (the "Initial Courses") from their prior owners (the "Prior Owners").

    The Prior Owners were paid an aggregate of approximately $6.2 million in cash and approximately $43.1 million in repayment of mortgage and other indebtedness and were issued approximately 4.1 million OP units which represented a 51% limited partnership interest in the Operating Partnership. Control of the Operating Partnership remains in the Company as the sole general partner.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the management of the Company in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the period from February 12, 1997 through September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 financial statement and notes thereto included in the Company's Annual Report on From 10-K.

    The unaudited Pro Forma Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and the nine months ended September 30, 1996 and 1997, are presented as if the formation transactions had occurred January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transaction have been made.
 The Pro Forma Condensed Consolidated Statements of Operations are not necessarily indicative of what the Company's actual results of operations would have been assuming the formation transactions had occurred on January 1, 1996, nor do they purport to represent the future operating results of the Company.

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the Operating Partnership.
 All significant intercompany transactions and balances have been eliminated in consolidation.

    REVENUE RECOGNITION

    The Company recognizes rental revenue on an accrual basis over the terms of the leases. The Company recognizes interest income ratably over the term of the loan.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

    CONCENTRATION OF CREDIT RISK

    The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) for amounts up to $100,000 per institution. At September 30, 1997, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution. Rents and interest receivable from the Company's lessees and mortgagee, payable in arrears for the preceding month, were collected subsequent to the issuance of this report.

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

            Golf course improvements                   15 years
            Buildings and improvements                 30 years
            Furniture, fixtures, and equipment        3-8 years

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

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share," which established new standards for computations of earnings per share. Statement No. 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had FAS 128 been effective for the period ended September 30, 1997, basic and diluted earnings per share would have been as follows:

                                                      SEPTEMBER 30,
                                                          1997
                                                      --------------
         Basic earnings per share.................           $.88
         Diluted earnings per share...............           $.84

3.  ACQUISITION OF GOLF COURSES

    On February 12, 1997, concurrent with the initial public offering of the Company's stock, the Company acquired the ten initial golf courses in exchange for the issuance of $4.1 million OP units, assumptions of $48.3 million of notes payable and affiliate debt and $6.2 million cash. The debt was repaid concurrent with the acquisition. The seven golf courses acquired from The Legends Group have been accounted for at historical cost as The Legends Group is considered the accounting acquirer under APB No. 16. The other three courses have been accounted for as a purchase. The following is a summary of the golf courses and related property and equipment as of September 30, 1997:

                                                  INITIAL    SUBSEQUENT
                                                  COURSES   ACQUISITIONS    TOTAL
                                                           (IN THOUSANDS)
                                                  --------------------------------
Land.............................................  $15,919    $ 5,661      $21,580
Golf course improvements.........................   43,964      4,201       48,165
Buildings and improvements.......................    8,659      2,577       11,236
Furniture and equipment..........................    4,815      4,908        9,723
                                                   -------    -------      -------
Net property and equipment.......................   73,357     17,347       90,704
Less accumulated depreciation and amortization...  (12,808)       (81)     (12,889)
                                                   -------    -------      -------
Total property and equipment.....................  $60,549    $17,266      $77,815
                                                   -------    -------      -------
                                                   -------    -------      -------

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  MORTGAGE NOTES RECEIVABLE

    On June 23, 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida.

    The Operating Partnership funded the loan with net proceeds from the Company's initial public offering which closed in February 1997 and with borrowings under the credit facility from NationsBank, N.A. described in
Note 6.

    The initial loan of $69.975 million will be followed by a $9 million loan, a portion of which was funded at closing, which will be used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities, currently underway. The loan term is 30 years, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

    Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units (i.e., units of limited partnership interest in the Operating Partnership) together with 159,326 shares of common stock of the Company and an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26 per share, exercisable before December 31, 1997 (subject to extension in certain circumstances). The purchase of shares and OP Units by Golf Host Resorts gives it an approximate 4.95% economic interest in the Company and the Operating Partnership, considered as one entity.

    The $5,675,000 used to purchase the OP Units has been recorded as an adjustment to minority interest and the $3,298,000 used to purchase common stock has been recorded as a reduction of stockholders' equity.

    According to SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the present value of the future payments should be recognized over the life of the loan. Accordingly, the Company recognizes revenue on a straight-line basis. Income recognized is approximately $376,000 in excess of the cash received for the three months ended September 30, 1997, and the period from February 12 to September 30, 1997.

5.  LEASES

    The Company leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years. From the minimum lease payments, the Company is generally required to make available a reserve of 2-5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessor. At September 30, 1997 the amount reserved was $390,000. Reimbursed capital expenditures are approved in advance by the Company.

    Scheduled future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                   AMOUNT
                                               (IN THOUSANDS)
                                               --------------
                       1997...................   $ 14,041
                       1998...................     17,848
                       1999...................     17,848
                       2000...................     17,848
                       2001...................     17,848
                       Thereafter.............     75,202
                                                 --------
                                                 $160,639
                                                 --------
                                                 --------
                                          11

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  LEASES (CONTINUED)

    The non-cancelable leases provide for the Company to receive the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will generally be paid to the Company each year in the amount, if any, by which the sum of 33 and 1/3% of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. The base rent will generally be increased each year by the lesser of (i) 3% or (ii) 200% of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to 5% during the first five years of the initial lease term.

    Typically, the Lessee has options to extend the term of each lease six consecutive times for a period of 5 years.

6.  NOTE PAYABLE

    The Company has obtained a $100 million secured revolving credit facility (the "Credit Facility") from a group of four commercial banks led by NationsBank, N.A. Borrowings under the Credit Facility carry a floating interest rate of LIBOR plus 1.75% (7.4% at September 30, 1997) with provisions for the rate to be reduced upon the attainment of Senior Debt Rating. The Credit Facility availability is limited to a quarterly borrowing base calculation as defined in the Credit Facility. Additional financial covenants include net worth, liquidity and cash flow covenants.
Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to Board of Directors. At the present time, these covenants have been met.

    On September 24, 1997, the Company received a commitment from NationsBank, N.A. and Bank of America NT & SA to amend and restate the Credit Facility contingent upon a successful follow-on public stock offering. The restated Credit Facility would increase the amount available to $125 million on an unsecured basis and adjust the interest rate to LIBOR plus 1.75%. Up to 20% of the Credit Facility may be used for working capital needs.

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS

    In February 1997, the Company adopted the 1997 Stock Incentive Plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock awards relating to 500,000 shares of Common Stock. Option grants under the Stock Incentive Plan vest ratably over a period of three years from the date of grant and expire ten years from the date of grant.

    In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors' Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. Under the Directors' Plan, 20,000 options which vest immediately, have been granted.

    In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee of the Board of Directors is authorized to grant awards relating in the aggregate up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Restricted stock grants generally vest ratably over a period of four years from the date of grant.

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  COMMON STOCK AND EMPLOYEE INCENTIVE PLANS (CONTINUED)

Transactions involving the plans are summarized as follows:


                                                                WEIGHTED
                                                                 AVERAGE
     OPTION SHARES                                  SHARES    EXERCISED PRICE
     -------------                                  -------   ----------------
     Outstanding at December 31, 1996............      -             $  -
     Granted.....................................   940,000           23.88
     Exercised...................................      -                -
     Expired and/or canceled.....................      -                -
                                                    -------          --------
     Outstanding at September 30, 1997...........   940,000           $23.88
                                                    -------          --------
                                                    -------          --------

    On September 19, 1997, the Company issued 70,000 restricted common shares to officers of the Company under the New 1997 Plan. These shares were issued for $.01 when the market price was $26.1875. The difference in these amounts will be recognized as compensation expense over the vesting term of four years.

The Company has adopted Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," effective February 1997. In accordance with the provisions of SFAS No. 123, the Company continues to apply APB Opinion 25 and related interpretation in accounting for its stock option plans and, accordingly, has not recognized compensation cost. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income per quarter and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                     PERIOD FROM
                                                     FEBRUARY 12
                                                   (INCEPTION) TO
                                                    SEPTEMBER 30,
                                                         1997
                                                    (IN THOUSANDS)
                                                   ---------------
         Net income--as reported.................       $3,598
         Net income--pro forma...................       $2,997
         Earnings per share--as reported.........       $  .84
         Earnings per share--pro forma...........       $  .69


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     PERIOD FROM
                                                     FEBRUARY 12
                                                   (INCEPTION) TO
                                                    SEPTEMBER 30,
                                                         1997
                                                   ---------------
        Expected dividend yield.................          6.00%
        Expected stock price volatility.........         15.16%
        Risk-free interest rate.................          6.32%
        Expected life of options................        3 years


     The weighted average fair value of options granted during 1997 was $4.25.

                         GOLF TRUST OF AMERICA, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  MINORITY INTEREST

    Minority interest consisting of OP Units is redeemable for cash at the request of the OP Unit holder or at the Company's option convertible into shares of stock of the Company subject to certain limitations. Beginning in February 1998, fifty percent of the OP Units (2,310,157 at September 30,
1997) will become redeemable.

9.  SUBSEQUENT EVENTS

DECLARATION OF DIVIDENDS

    On October 15, 1997, the Board of Directors declared a quarterly dividend distribution of $.41 per share for the quarter ended September 30, 1997, to stockholders of record on October 27, 1997, which was paid on November 10, 1997.

ACQUISITIONS

    On October 3, 1997, the Company acquired Lost Oaks, formerly known as Tarpon Woods Golf Country Club, an 18-hole golf course located in Tarpon Springs, Florida for $5.9 million in cash including closing costs. The Company leases the golf course to an affiliate of Starwood under a Participating Lease.

    On October 17, 1997, the Company acquired Club of the Country, an 18-hole semi-private country club located in Kansas City, Kansas for $2.6 million in cash and OP Units valued at approximately $.5 million.

401(k) AND PROFIT SHARING PLAN

    Effective November 1, 1997, the Company adopted the Golf Trust of America, LP 401(k) Profit Sharing Plan & Trust available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 12% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 6% of the participant's gross pay. The Company may also make a discretionary profit sharing contribution.

FOLLOW-ON OFFERING

    On November 5, 1997, the Company announced a follow-on equity offering of 3 million shares of common stock for 25 5/8 per share. The Company granted to the underwriters of the offering an option to purchase an additional 450,000 shares of common stock to cover any overallotments.

    On November 10, 1997, the Company received net proceeds of approximately $71.8 million (assuming no exercise of the over-allotment option). The Company used the proceeds to repay approximately $60.7 million under the line of credit leaving a $4.3 million balance related to an obligation of a prior owner. The increase in the line of credit balance from the September 30th balance of $54.8 million to a November 10 balance of $60.7 million is due to subsequent acquisitions funding of $8.325 million and working capital advances of $1.8 million. The Company will use the remaining proceeds for general corporate purposes, including the acquisition of additional golf properties and funding of existing expansion commitments.

                                    LEGENDS GOLF

                          COMBINED CONDENSED BALANCE SHEETS

                                    (IN THOUSANDS)

                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                          1996           1997
                                                                     ------------   --------------
                                                                                     (UNAUDITED)
ASSETS
CURRENT:
  Cash...............................................................      $841           $274
  Accounts receivable................................................     1,290          1,755
  Inventories........................................................       502            508
                                                                        -------        --------
  Total current assets...............................................     2,633          2,537
                                                                        -------        --------
Property and equipment, less accumulated depreciation
 and amortization....................................................    35,060          2,893
                                                                        -------        --------
Other assets:
  Investment in Golf Trust of America, LP............................         -          2,879
  Advances to affiliates.............................................    11,673         13,520
  Other..............................................................       438             40
                                                                        -------        --------
  Total other assets.................................................    12,111         16,439
                                                                        -------        --------
                                                                        $49,804        $21,869
                                                                        -------        --------
                                                                        -------        --------
LIABILITIES AND OWNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses..............................    $2,050         $2,301
  Accrued rent.......................................................       -            1,050
  Current maturities of long-term debt...............................    26,697              -
                                                                        -------        --------
  Total current liabilities..........................................    28,847          3,351
Advances from affiliates.............................................    13,167          8,187
Long-term debt, less current maturities..............................       616          1,092
                                                                        -------        --------
  Total liabilities..................................................    42,630         12,630
                                                                        -------        --------
Commitments and contingencies
Owners' equity:
  Common stock, $1 par--shares authorized, 300,000;
  Outstanding, 1,000.................................................         3              3
  Members' contributions.............................................         1              7
  Additional paid-in capital.........................................       300          3,832
  Members' accumulated deficit.......................................    (1,970)        (6,049)
  Retained earnings..................................................     8,840         11,446
                                                                        -------        --------
  Total owners' equity...............................................     7,174          9,239
                                                                        -------        --------
                                                                        $49,804        $21,869
                                                                        -------        --------
                                                                        -------        --------

                    See accompanying notes to combined financial statements.

                                    LEGENDS GOLF

                          COMBINED CONDENSED STATEMENTS OF INCOME

                                    (IN THOUSANDS)

                                                          FOR THE QUARTER                  FOR THE NINE
                                                                ENDED                      MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ---------------------        ----------------------
                                                          1996          1997           1996          1997
                                                         ---------------------        ----------------------
                                                             (UNAUDITED)                         (UNAUDITED)
REVENUES:
  Gross golf revenues................................    $2,713         $3,494        $11,354        $13,576
  Other revenues.....................................       811          1,089          3,095          4,003
                                                        -------         ------        -------        --------
          Total revenues.............................     3,524          4,583         14,449         17,579
                                                        -------         ------        -------        --------
    COSTS AND EXPENSES:
  General and administrative.........................     1,578          1,658          3,834          4,931
  Operating expenses.................................     2,267          2,352          5,229          6,678
  Depreciation and amortization......................       575             62          1,579            870
  Rents..............................................       198          3,232            737          8,173
                                                        -------         ------        -------        --------
          Total costs and expenses...................     4,618          7,304         11,379         20,652
                                                        -------         ------        -------        --------
    Operating income (loss)..........................    (1,094)        (2,721)         3,070         (3,073)
Equity in earnings of Golf Trust of America, LP......     -              1,453           -             3,369
Interest expense.....................................      (368)           (19)          (883)          (439)
                                                        -------         ------        -------        --------
    Net income (loss)................................   $(1,462)       $(1,287)        $2,187          $(143)
                                                        -------         ------        -------        --------
                                                        -------         ------        -------        --------


                            See accompanying notes to combined financial statements.



                                    LEGENDS GOLF

                    COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)

                                                                                       FOR THE NINE
                                                                                       MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  ------------------------
                                                                                    1996           1997
                                                                                  ------------------------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................    $2,187          $(143)
  Adjustments to reconcile net income (loss) to net cash provided by
  Operating activities:
   Depreciation and amortization...............................................     1,579            870
   Equity in earnings of Golf Trust of America, LP.............................         -         (3,369)
   Loss on disposal of property................................................       254              -
   Decrease (increase) in:
    Accounts receivable........................................................      (527)          (465)
    Inventories................................................................      (221)            (6)
    Prepaid expenses/other assets..............................................      (458)           156
   Increase  in accounts payable and accrued expenses..........................     2,360          1,276
                                                                                  --------       ---------
Net cash provided by operating activities......................................     5,174         (1,681)
                                                                                  --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.............................................      (361)        (1,176)
  Increase in investment in Golf Trust of America, LP..........................         -           (173)
  Distributions from Golf Trust of America, LP.................................         -          2,318
  Increase in advances to affiliates...........................................    (4,744)        (1,847)
                                                                                  --------       ---------
Net cash used in investing activities..........................................    (5,105)          (878)
                                                                                  --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.................................................     1,188            654
  Payments on long-term debt...................................................      (365)          (178)
  Increase in advances from affiliates.........................................       (47)         3,056
  Decrease in advances from stockholder........................................         -           (211)
  Distribution to stockholder..................................................    (1,020)        (1,329)
                                                                                  --------       ---------
Net cash provided by financing activities......................................      (244)         1,992
                                                                                  --------       ---------
Net increase (decrease) in cash................................................       175           (567)
Cash, beginning of period......................................................       400            841
                                                                                  --------       ---------
Cash, end of period............................................................      $225           $274
                                                                                  --------       ---------
                                                                                  --------       ---------

                       See accompanying notes to combined financial statements.

                             LEGENDS GOLF

             NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

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

    The accompanying combined condensed financial statements of Legends Golf have been presented on a historical cost basis since the Legends Golf was the subject of a business combination upon the contribution of real estate and other properties in exchange for interest in a limited partnership formed by the operating partnership for inclusion in a public offering. All significant intercompany balances and transactions have been eliminated. Additionally, certain classifications may vary from those of the individual companies' financial statements.

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

    The interim financial statements are unaudited; however, in the opinion of the management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for such interim period are not necessarily indicative of the results to be obtained for the full year.

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

                             LEGENDS GOLF

             NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

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

    Future minimum rental obligations to be paid by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                   AMOUNT
     YEAR ENDING DECEMBER 31,                   (IN THOUSANDS)
     ------------------------                   --------------
         1997.................................     $10,637
         1998.................................      12,057
         1999.................................      12,057
         2000.................................      12,057
         2001.................................      12,057
         Thereafter...........................      60,285
                                                  ----------
                                                  $119,150
                                                  ----------
                                                  ----------

    The non-cancelable leases require the Company to pay, the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will be paid by the Company each year in the amount, if any, by which the sum of 33 and 1/3 percent of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Participating rent was $81,000 and $149,000 for the quarter and nine months ended September 30, 1997, respectively. The base rent will be increased each year by the lesser of (i) 3 percent or (ii) 200 percent of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are limited to 5 percent during the first five years of the initial lease term.

    The Company has options to extend the term of each lease six consecutive times for a period of 5 years each.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Golf Trust of America, Inc. ("GTA") was incorporated in Maryland on November 8, 1996. The Company was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The Company's principal business strategy is to acquire upscale golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"), in which the Company is the sole general partner. The courses are leased to lessees not affiliated with the Company. The Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are redeemable by their holder for cash or, at the election of the Company, for shares of Common Stock on a one-for-one basis (their "Redemption Right"). When the Company acquires a golf course in exchange for OP Units, in most instances the seller of the course does not recognize taxable income gain until it exercises the Redemption Right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes its has a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchases, because of (i) its utilization of a multiple independent lessee structure (ii) management's substantial industry knowledge, experience, and relationships within the golf community, (iii) the Company's strategic alliances with prominent golf course operators and (iv) its ability to issue OP Units to golf course owners on a tax-deferred basis.

    In February 1997, the Company raised net proceeds of approximately $73 million in its IPO and consummated the Formation Transactions. In the IPO the Company sold 3,910,000 shares of Common Stock at $21.00 per share (including 510,000 shares sold pursuant to the underwriters' over-allotment option, which was exercised in full). The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a 49% interest in the Operating Partnership.

         The leases (the "Participating Leases") between the Company, as lessor, and each Lessee provide for payments ("Lease Payments") comprised of Base Rent, including minimum rent increases for a minimum of five years, and Participating Rent based on growth in revenue at the Golf Course.

    The Company's primary sources of revenue are Lease Payments under the Participating Leases and mortgage payments under the Participating Mortgage. Each Lessee has only nominal capitalization and a Lessee's ability to make its Lease Payments to the Company under its Participating Lease will be dependent upon such Lessee's ability to generate sufficient cash flow from the operation of the Golf Course(s) leased by it. Participating Rent is generally equal to 33-1/3% of the increase in Gross Golf Revenues over the Gross Golf Revenues for the Golf Course for the base year, as adjusted by the Company in determining the initial Base Rent. Base Rent will increase each year by the Base Rent Escalator during the first five years of the lease term (and for an additional five years thereafter following an exercise of the Lessee Performance Option). The Base Rent Escalator for a given year generally equals the lesser of (i) 3% or (ii) 200% of the change in the CPI over the prior year. Annual increases in Lease Payments are limited to a maximum of 5% for the first five years of the lease terms.

    Management believes the principal source of growth in Gross Golf Revenues at the Golf Courses will be increased green fees, cart fees, and other related fees. In order to achieve higher revenues, management believes the Lessees will need to continue to offer golfers a high quality golf experience as it relates to the pace of play, condition of the Golf Course and overall quality of the facilities.

THE GOLF COURSES

    Concurrently with the closing of the IPO, the Company acquired the 10 Initial Courses from the Prior Owners. The ten Initial Courses are located in South Carolina (4), Virginia (2), Alabama, Georgia, North Carolina and Texas. Title to the Initial Courses is held by the Operating Partnership. The Initial Courses were contributed by their Prior Owners to the Operating Partnership in exchange for approximately $6.2 million in cash, the assumption of approximately $43.1 million of mortgage and other indebtedness and approximately 4.1 million OP Units, which represented a 51% limited partnership interest in the Operating Partnership. Control of the Operating Partnership remains in the hands of the Company, as the sole general partner.

    On June 23, 1997, the Company closed the $78.975 million Participating Mortgage with the Innisbrook Resort Owner in connection with a merger transaction that resulted in the Innisbrook Resort Owner acquiring the Innisbrook Resort, as well as the Tamarron Resort, an 18-hole destination golf and conference facility located near Durango, Colorado. The Company made an initial advance of $69.975 million, which will be followed by additional advances of up to $9.0 million to be used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities currently underway. The Company was granted a first lien on the Innisbrook Resort, including the golf courses, the conference facilities and the undeveloped land, but excluding the hotel, which consists of individually owned condominiums. Troon Golf manages the golf facilities at the Innisbrook Resort. The condominium rental pool and conference facility at the Innisbrook Resort is managed by Westin. Westin has agreed to pay up to $2.5 million per year to the Innisbrook Resort Owner to supplement results of operations with respect to the operations at the Innisbrook Resorts ("The Westin Guaranty"). The Westin Guaranty, which is for a period of up to five years, is designed to ensure receipt by the Company of Base Interest payments under the Participating Mortgage. The Participating Mortgage has a 30-year maturity, a 5% annual increase in the Base Interest for the first five years and a participating interest feature throughout the term based upon the growth in revenues over a base year. The Company has the right to acquire the Innisbrook Resort at the expiration of the term of the Participating Mortgage, including any early expiration resulting from a default of the borrower thereunder. The purchase price shall equal the lesser of the fair market value of the Innisbrook Resort (but in no event less than the outstanding balance of the Participating Mortgage), as determined by a third party appraisal, or 400,000 shares (125,000 shares under certain circumstances) of the Company's Common Stock and cancellation of the outstanding principal balance of the Participating Mortgage.

    On August 19, 1997, the Company acquired Tiburon, a 27-hole, upscale golf course located in Omaha, Nebraska for $5.4 million in cash and Common Stock valued at approximately $600,000 and leased the Golf Course to Granite Golf under a Participating Lease.

    On September 2, 1997, the Company acquired Raintree, an 18-hole golf course facility located in Akron, Ohio, for $1.2 million in cash and OP Units valued at approximately $3.4 million and leased the Golf Course to the Prior Owner under a Participating Lease.

    On September 30, 1997, the Company acquired Eagle Watch, an 18-hole golf course located in Atlanta, Georgia, for $4.5 million in cash and OP Units valued at approximately $1.9 million. The Company leases the Golf Course under a Participating Lease to an affiliate of the Prior Owner.

    On October 3, 1997, the Company acquired Lost Oaks, formerly known as Tarpon Woods Golf Country Club, an 18-hole golf course located in Tarpon Springs, Florida for $5.9 million in cash including closing costs. The Company leases the golf course to an affiliate of Starwood under a Participating Lease.

    On October 17, 1997, the Company acquired Club of the Country, an 18-hole semi-private country club located in Kansas City, Kansas for $2.6 million in cash and OP Units valued at approximately $.5 million.

FINANCIAL RESULTS

    The following discussion and analysis of financial condition and pro forma results of operations of the Company, and the Legends Group Prior
Owners is based upon the Company's financial statements as of December 31, 1996, the pro forma consolidated balance sheet and income statement of the Company and the Legend Lessees, and the historical combined financial statements of The Legends Group, the accounting acquiror with respect to seven of the Initial Courses. In establishing the amount of Base Rent for the Courses, the Company and the Lessees considered, in addition to actual historical results of operations, a number of other factors which under the accounting rules of the Securities and Exchange Commission cannot be reflected in the pro forma financial information for the Lessees. Such factors include (i) cost savings expected to be achieved the Lessees as a result of operational changes following completion of the Formation
Transaction (affecting the Legends Group courses), (ii) revenue enhancing programs that certain Lessees intend to implement following completion of the Formation Transactions (affecting Legends Resort Courses, Oyster Bay and Heritage Golf Club) and (iii) estimated revenues and expenses at the two recently opened Initial Courses (Royal New Kent and Stonehouse Golf Club). The pro forma financial information for the Company and the Legends Lessees reflect initial Base Rent and no Participating Rent.

RESULTS OF OPERATIONS OF THE COMPANY

FOR THE PERIOD FROM FEBRUARY 12 TO SEPTEMBER 30, 1997

    For the period from February 12 to September 30, 1997, the Company received $12,105,000 in revenue from the Participating Leases for the Initial Courses and interest received on the mortgage note receivable. Included in revenue was $254,000 in Participating Rent from 8 of the 10 Initial Courses.

    Total expenses before minority interest, totaling $2,729,000 for the period from February 12 to September 30, 1997, reflect depreciation and amortization, general and administrative expenses and interest expense.

    Net income before minority interest for the period from February 12 to September 30, 1997 was $7,511,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

    Cash flow from operating activities for the period from February 12 to September 30, 1997, was $7,489,000. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan fee amortization and working capital changes. Cash flows used in investing activities reflect increases in the mortgage receivable related to the Innisbrook facility of $63,742,000 and golf course acquisitions of $65,624,000. These investments are discussed in greater detail in the preceding "Golf Courses" Cash flows provided by financing activities, totaling $123,392,000 represents the net borrowing of $54,790,000 under the Credit Facility (discussed below) and offering proceeds of $73,055,000 less dividend distributions of $5,054,000.

    Concurrent with the closing of the IPO, the Company borrowed approximately $4,325,000 that, together with the net proceeds of the IPO, was used to retire mortgage indebtedness and other debt of the Prior Owners, to fund the cash portion of the purchase of the Initial Courses and to provide initial working capital. The Company has agreed to maintain approximately $4,325,000 of indebtedness for up to 10 years to accommodate a Prior Owner's efforts to seek to minimize certain adverse tax consequences from its contribution of one of the Initial Courses to the Company. This loan has been consolidated with the Credit Facility.

    On June 20, 1997, the Company entered into the Credit Facility ($54,790,000 outstanding as of September 30, 1997) to be used primarily for the acquisition of additional golf courses, but a portion of which may also be used for acquisition of the Expansion Facilities, for capital expenditures or for general working capital purposes. The Credit Facility imposes certain conditions on the Company's ability to draw on the Credit Facility, including, without limitation, a borrowing base calculation. On September 24, 1997, the Company negotiated a reduction in the interest rate from LIBOR plus 2.0% to LIBOR plus 1.75%. Additionally, the Company has received a commitment to increase the Credit Facility, upon completion of its second public stock offering, to $125 million and to convert it to an unsecured facility.

    On November 5, 1997, the Company announced a follow-on equity offering of 3 million shares of common stock for 25 5/8 per share. The Company granted to the underwriters of the offering an option to purchase an additional 450,000 shares of common stock to cover any overallotments.

    On November 10, 1997, the net proceeds of approximately $71.8 million (assuming no exercise of the over-allotment option). The Company used the proceeds to repay approximately $60.7 million under line of credit borrowings leaving a $4.3 million balance related to an obligation of a prior owner.
The increase in the line of credit balance from the September 30th balance of $54.8 million to a November 10 balance of $60.7 million is due to subsequent acquisitions funding of $8.325 million and working capital advances of $1.8 million. The Company will use the remaining proceeds for general corporate purposes, including the acquisition of additional golf course acquisitions and funding of existing expansion commitments.

    The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. The Company anticipates that future acquisitions would be funded with debt financing provided by the Line of Credit, the issuance of OP Units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. The Company currently has no binding agreement to acquire any additional golf courses. The Company is in active negotiations regarding the acquisition of additional golf courses, although there can be no assurance that the Company will acquire any of these golf courses.

    The Company's acquisition capabilities are enhanced by its existing capital structure. The Company intends to maintain a capital structure with consolidated indebtedness representing no more than 50% of its total market capitalization.

    The Participating Leases require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses to fund capital expenditures. Any capital expenditures in excess of such amounts will be funded by the Lessees. For the nine months ended September 30, 1997, the Company had reserved $390,000 to fund capital expenditures under the Participating Leases.

    The Company also has agreed to fund certain improvements of $1.25 million at Lost Oaks and up to $3 million at Northgate Country Club. In addition, the Company has committed to provide up to an additional $7.3 million under the Participating Mortgage.

PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY

    On a pro forma basis for the nine months ended September 30, 1996 and 1997, the Company would have received $9,395,000 and $11,616,000, respectively, in Base Rent from the Participating Leases for the Golf Courses. For the nine months ended September 30, 1996, this amount does not include $923,000 in rent from Legends of Virginia LC related to its two courses, Stonehouse Golf Club and Royal New Kent, because such courses opened in June 1996 and August 1996, respectively.

    On a pro forma basis the Company would have also recognized interest income under the Participating Mortgage of $2,232,000 for the nine months ended September 30, 1997. These amounts reflect no participation revenue.

    Total pro forma expenses of $4,105,000 and $5,306,000 revenue/income for the nine months ended September 30, 1996 and 1997, respectively, reflect depreciation and amortization, general and administrative expenses and interest expense. Depreciation expense is based on the Company's cost of acquiring the Golf Courses, except for the Golf Courses acquired by the Company from The Legends Group. The contribution of these Golf Courses is treated for accounting purposes as a reorganization of the interests of The Legends Group in the contributed Golf Courses and has been accounted for at historical cost. Pro forma expenses for the nine months ended September 30, 1996, do not include $290,000 of depreciation related to the period these courses were not operational in 1996. If these courses had been operational in all of 1996, total pro forma expenses for the nine months ended September 30, 1996, would have been $4,395,000.

    Minority interest totaling $2,724,000 for the nine months ended September 30, 1996, ($2,809,000 if the Legends of Virginia Golf Courses had been fully operational for all of 1996) and $4,450,000 for the nine months ended September 30, 1997, reflects the 47.5% and 52.6% interest respectively of the Prior Owners, management and operators in the pro forma net income of the Operating Partnership.

    Pro forma net income for the nine months ended September 30, 1996, is $2,566,000 ($3,118,000 if the Legends of Virginia Golf Courses had been fully operational for all of 1996). Pro forma net income for the nine months ended September 30, 1997, is $4,092,000.

OTHER DATA (UNAUDITED)

    Estimated Funds from Operations and Cash Available for Distribution are calculated as follows:

                                                         PERIOD FROM
                                                      FEBRUARY 12, 1997        NINE MONTHS      NINE MONTHS
                                                   (INCEPTION OF OPERATIONS)      ENDED            ENDED
                                                     THROUGH SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                             1997                 1997              1996
                                                   --------------------------  --------------   --------------
                                                          (HISTORICAL)                  (PRO FORMA)
Income before minority interest...................                  $7,511            $8,542            $5,290
Depreciation and amortization.....................                   2,061             2,509             2,600
Interest expense reduction for common stock
 equivalents......................................                      86                86                -
                                                                 -----------        ---------          --------
Funds from Operations.............................                   9,658            11,137             7,890

Adjustments:
  Noncash mortgage revenue........................                    (376)             (376)               -
  Estimated capital expenditures..................                    (390)             (510)             (457)
                                                                 -----------        ---------          --------
Cash Available for Distribution...................                   8,892            10,251             7,433
Additional Base Rent for courses not operational
 during entire period.............................                      -                 -                923
                                                                 -----------        ---------          --------
Adjusted cash available for distribution..........                  $8,892           $10,251            $8,356
                                                                 -----------        ---------          --------
                                                                 -----------        ---------          --------

    In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of funds from operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs. See "Distribution Policy."

    Noncash mortgage revenue represents the difference between interest revenue on the Participating Mortgage reported by the Company in according with GAAP and the actual cash payment to be received by the Company. Pro forma income before minority interest for the nine months ended September 30, 1996, reflects base rent from Legends of Virginia for the period during which the Golf Courses it leases from the Company, Stonehouse Golf Club and Royal New Kent, were actually operating (Stonehouse Golf Club opened in June 1996 and Royal New Kent opened in August 1996). The adjustment above reflects additional Base Rent payable during the Golf Courses' initial year of operations (i.e., to reflect a full year's initial Base Rent). The Participating Leases require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses to fund capital expenditures. Any capital expenditures in excess of such amounts will be funded by the Lessees.

THE LEGENDS GROUP RESULTS OF OPERATIONS

    As part of the Formation Transactions, the Company acquired the following seven Initial Courses from The Legends Group: Heritage Golf Club, Heathland, Moorland, Parkland, Oyster Bay, Royal New Kent and Stonehouse Golf Club. These seven Initial Courses are operated by four Legends Lessees. The Legends Resort Courses--Heathland, Moorland and Parkland--share a common clubhouse, driving rang., golf carts and other facilities and are leased by a single Legends Lessee pursuant to a single Participating Lease. The newly opened Initial Courses--Royal New Kent and Stonehouse Golf Club--are in similar stages of operation and are leased by a single Legend. Lessee pursuant to separate Participating Leases. Each of the other two Legends Initial Courses are leased by separate Legends Lessees.

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

    For purposes of financial presentation, the term "Legends Golf" refers to the combined operation of all seven Initial Courses contributed by The Legends Group, and the term "Golf Legends" refers to operations of the three Initial Courses located at the Legends Resort.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenue from golf operations increased 28.8% from $2,713,000 to $3,494,000, the revenue per player increased from $49.47 to $53.64, and the total rounds played increased 8.4% from 54,839 to 65,136. The increase in total number of rounds is primarily due to the opening of the two Legends of Virginia courses in mid-1996. Of the 10,297 increase in rounds, Legends of Virginia, LC accounted for 7,600 rounds and a total revenue increase of $840,000.

    The number of rounds played significantly influences other revenue sources, including food and beverage and merchandise sales. While the number of rounds increased 8.4% other revenue increased 34.3% to $1,089,000 from $811,000 principally due to a 27.6% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort and sales at Legends of Virginia, LC as well as a 13.3% increase in pro shop sales resulting principally from Legends of Virginia, LC sales. Other income increased as a result of reinstituting the course photography.

    Operating expenses increased 58.2% to $7,304,000 from $4,618,000. Principal components of the $2,686,000 increase were (i) operating costs exclusive of lease payments to Golf Trust and depreciation expense of approximately $416,000 associated with the two Legends of Virginia courses opened in mid-1996, (ii) lease payments to Golf Trust, land lease payments to the prior owner and depreciation expense totaling $2,503,000 for 1997 compared to $776,000 for 1996 (increase $1,727,000 when there were no lease payments to Golf Trust), and (iii) increased costs of the food and beverage operations consistent with the increase in sales, (iv) increased maintenance costs resulting from the addition of personnel to improve the quality of course maintenance.

    Interest expense decreased 94.8% to $19,000 from $368,000 as a result of lower borrowings outstanding related to debt for the courses which was transferred in connection with the Formation Transaction's retirement of debt.

    Equity in earnings of Golf Trust of America, LP results from the approximately 43% limited partnership interest held by Legends Golf.

    Net loss decreased $175,000 from $1,462,000 to $1,287,000 primarily as a result of the equity in earnings of Golf Trust of America, LP offset by additional rent expense.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenue from golf operations increased 19.6% from $11,354,000 to $13,576,000, the revenue per player increased from $57.77 to $59.12, and the total rounds played increased 16.8% from 196,539 to 229,618. The increase in total number of rounds is primarily due to the opening of the two Legends of Virginia courses in mid-1996. Of the 33,079 increase in rounds, Legends of Virginia, LC accounted for 25,881 rounds and a total revenue increase of $1,822,000.

    The number of rounds played significantly influences other revenue sources, including food and beverage and merchandise sales. While the number of rounds increased 16.8% other revenue increased 29.3% to $4,003,000 from $3,095,000 principally due to a 26.3% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort and sales at Legends of Virginia, LC as well as a 11.9% increase in pro shop sales resulting principally from Legends of Virginia, LC sales. Other income increased as a result of reinstituting the course photography.

    Operating expenses increased 81.5% to $20,652,000 from $11,379,000. Principal components of the $9,273,000 increase were (i) additional operating costs exclusive of lease payments to Golf Trust and depreciation expense of approximately $1,056,000 associated with increased activity of the two Legends of Virginia courses opened in mid-1996, (ii) lease payments to Golf Trust, land lease payments to the prior owner and depreciation expense totaling $8,790,000 for 1997 compared to $2,319,000 for 1996 (increase $6,471,000) when there were no lease payments to Golf Trust (iii) $321,000 attributable to clubhouse repairs at Golf Legends and Oyster Bay along with the addition of several maintenance personnel at all courses to improve the quality of the course maintenance, (iv) increased costs of the food and beverage operations consistent with the increase in sales, and (v) an increase of $656 in maintenance equipment lease expense.

    Interest expense decreased 50.3% to $439,000 from $883,000 as a result of lower borrowings outstanding related to debt for the courses which was transferred in connection with the Formation Transaction's retirement of debt.

    Equity in earnings of Golf Trust of America, LP results from the approximately 43% limited partnership interest held by Legends Golf.

    Net income decreased $2,330,000 from $2,187,000 to a loss of $1,143,000 primarily as a result of the additional rent expense offset and the additional expenses of the new courses offset by the reduction in depreciation, land lease cost, interest and the equity in the earnings of Golf Trust of America, LP.

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    The preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including, without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import; and also including, without limitation, the following: statements regarding the Company's continuing ability to target and acquire high quality golf courses; the expected availability of the Line-of-Credit and other debt and equity financing; the sufficiency of the Company's working capital, cash flow and financing to support the Company's future operating and capital requirements; the Initial Lessees' future cash flows, results of operations and overall financial performance; the planned acquisition and/or financing of certain golf courses; the expected completion and acquisition of the Expansion Facilities; the expected dividend distribution rate; the intended limit on the Company's level of consolidated indebtedness; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry; statements regarding the possible redemption of OP Units and exercise of the Lessee Performance Options; and the expected completion of real estate developments near certain Initial Courses. Such forward-looking statements relate to future events and the future financial performance of the Company and the industry and involve known and unknown risks, uncertainties and other important factors which could cause actual results, performance or achievements of the Company or industry to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements.

    Investors should carefully consider the various factors identified in the preceding section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Quarterly Report that could cause actual results to differ materially from the results predicted in the forward-looking statements. Further, the Company specifically cautions investors to consider the following important factors in conjunction with the forward-looking statements: the possible decline in the Company's ability to locate and acquire quality golf courses and to negotiate acceptable lease terms; the possibility that Company management lacks the skills to manage the Company's planned process of acquisitions and expansions; the possible adverse effect of changing economic conditions, including interest rate movements and changes in the real estate market both locally and nationally; the effect of severe weather or natural disasters; and the effect of competitive pressures from other golf course acquirors and other golf course lessors. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II:     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES

(C) RECENT SALES OF UNREGISTERED SECURITIES.

    On August 18, 1997, the Company issued 21,429 shares of Common Stock to Granite Golf in connection with the acquisition of Tiburon Golf Club. On September 2, 1997, the Operating Partnership issued 121,529 OP Units to the Prior Owner of Raintree Country Club in exchange for its interest in Raintree Country Club. On September 19, 1997, the Company sold 70,000 shares of Common Stock to its executive officers pursuant to the New Stock Incentive Plan. On September 30, 1997, the Company issued 70,158 OP Units to the Prior Owner of Eagle Watch. On October 17, 1997, the Company issued 19,231 OP Units to the Prior Owner of Club of the Country. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 1997 (and are numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT NO.    DESCRIPTION
-------------------------------------------------------------------------------
3.1*           Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to the Company's Registration Statement on Form S-11
               (Commission File No. 333-15965) Amendment No. 2 (filed
               January 30, 1997) and incorporated herein by reference).

3.2* Bylaws of the Company as currently in effect (previously filed as Exhibit 3.2 to the Company's Registration Statement on
               Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.1.0* First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership Agreement") (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (Commission File No. 000-22091), filed March
               31, 1997, and incorporated herein by reference).

10.1.1** Exhibit A to the Partnership Agreement, as revised through the date hereof.

10.4.2* Contribution and Leaseback Agreement, dated as of August 29, 1997, by and among John J. Rainieri, Sr., Betty Rainieri and Raintree Country Club, Inc. and Golf Trust of America, L.P. (previously filed as Exhibit 10.4.2 to the Company's Registration Statement on Form S-11 (Commission File
               No. 333-36847), filed September 30, 1997, and incorporated herein by reference).

10.5* Purchase and Sale Agreement, dated as of May 19, 1997, by and between Tiburon Limited Partnership, as seller, and Granite Golf Group, Inc. as buyer. (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), filed September 30, 1997, and incorporated herein by reference).

10.6* Assignment and Assumption of Purchase and Sale Agreement, dated as of August 18, 1997, by and among Granite Golf Group, Inc., as assignor, and Golf Trust of America, L.P., as assignee. (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), filed September 30, 1997 and incorporated herein by reference).

10.7* Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.8* Loan Agreement, dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997 and incorporated herein by reference).

10.9*          1997 Non-Employee Directors' Plan (previously filed as Exhibit
               10.7 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.10* Golf Trust of America, Inc. 1997 Stock Incentive Plan (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.11* Golf Trust of America, Inc. 1997 Stock-Based Incentive Plan (the "New Stock Incentive Plan") (previously filed as Exhibit
               10.3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.12* Form of Nonqualified Stock Option Agreement for use under the New Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.13* Form of Employee Incentive Stock Option Agreement for use under the New Stock Incentive Plan (previously filed as
               Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.14* General Provisions Applicable to Restricted Stock Awards Granted Under the New Stock Incentive Plan (previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), filed September 30, 1997, and incorporated herein by reference).

10.15* Form of Restricted Stock Award Agreement for use under the New Stock Incentive Plan (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), filed September 30, 1997, and incorporated herein by reference).

10.16* Employment Agreement between the Company and W. Bradley Blair, II dated February 7, 1997 (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (Commission File No. 000-22091), filed on March 31, 1997, and incorporated herein by reference).

10.17* Amended and Restated Employment Agreement between the Company and David J. Dick, dated July 25, 1997(previously filed as
               Exhibit 10.17 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), filed September 30, 1997, and incorporated herein by reference).

10.18* Amended and Restated Employment Agreement between the Company and Scott D. Peters, dated July 25, 1997(previously filed as
               Exhibit 10.18 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), filed September 30, 1997, and incorporated herein by reference).


*Previously filed
**Filed herewith

(B) REPORTS ON FORM 8-K

(1) A current report on Form 8-K dated June 20, 1997 was filed on August 12, 1997. It disclosed the closings of the Line of Credit and the Innisbrook transaction.

(2) A current report on Form 8-K dated November 11, 1997 was filed on November 12, 1997. It disclosed the terms and conditions of the Company's agreement with the underwriters for the Company's recent equity stock offering.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOLF TRUST OF AMERICA, INC., registrant

Date:                                  /s/ W. BRADLEY BLAIR, III
---------------------------------      ---------------------------------------
                                       W. Bradley Blair, II
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                       CHAIRMAN OF THE BOARD OF DIRECTORS

Date:                                   /s/ SCOTT D. PETERS
---------------------------------      ---------------------------------------
                                        Scott D. Peters
                                        SENIOR VICE PRESIDENT AND CHIEF
                                        FINANCIAL OFFICER