Form 10-K
period 1997-12-31
GOLF TRUST OF AMERICA INC
filed 1998-03-31
CIK 1024126

        As Filed with the Securities and Exchange Commission on March 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                               -----------------------
(Mark One)

  /x/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997.

  / / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
          ________.

                               -----------------------

                           Commission File Number 000-22091

                             GOLF TRUST OF AMERICA, INC.
                (Exact name of registrant as specified in its charter)


             Maryland                                 33-0724736
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)




       14 North Adger's Wharf, Charleston, South Carolina 29401; (843) 723-4653
        (Address of principal executive offices) (Zip Code) (Telephone number)

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                 American Stock Exchange
   (Title of each class)             (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None.

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 15, 1998 there were 7,631,694 common shares outstanding of the registrant's only class of common stock. Based on the March 25, 1998 closing price of $31.625 per share, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $237,193,983.

                         DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1997 fiscal year, are incorporated by reference in Part III of this Form 10-K; and certain exhibits to the Company's prior reports on Forms 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

                                  TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        (a)  General Development of Business . . . . . . . . . . . . . . .   1
                 Company Overview. . . . . . . . . . . . . . . . . . . . .   1
                 Developments in Early 1997. . . . . . . . . . . . . . . .   4
                        Initial Public Offering and the Formation
                          Transactions . . . . . . . . . . . . . . . . . .   4
                 Recent Developments . . . . . . . . . . . . . . . . . . .   5
                        Participating Mortgage . . . . . . . . . . . . . .   5
                        Acquisitions . . . . . . . . . . . . . . . . . . .   6
                        Line of Credit . . . . . . . . . . . . . . . . . .   7
                        Loans to Officers. . . . . . . . . . . . . . . . .   8
                        Follow-On Public Offering. . . . . . . . . . . . .   8
        (b)  Financial Information About Industry Segment. . . . . . . . .   8
        (c)  Narrative Description of Business . . . . . . . . . . . . . .   8
                 Business Objective and Strategy . . . . . . . . . . . . .   8
                        Investment Criteria. . . . . . . . . . . . . . . .   9
                        Acquisition Strategy . . . . . . . . . . . . . . .  10
                        Internal Growth. . . . . . . . . . . . . . . . . .  12
                 Employees . . . . . . . . . . . . . . . . . . . . . . . .  13
                 Environmental Matters   . . . . . . . . . . . . . . . . .  13
                 Tax Status  . . . . . . . . . . . . . . . . . . . . . . .  14
                 Government Regulation . . . . . . . . . . . . . . . . . .  14
                 Software Deficiencies Could Adversely Affect the Company.  15
                 Competition . . . . . . . . . . . . . . . . . . . . . . .  15
                 The Golf Industry . . . . . . . . . . . . . . . . . . . .  15
                        Competitive Conditions . . . . . . . . . . . . . .  15
                        Demographics . . . . . . . . . . . . . . . . . . .  17
                        Seasonality. . . . . . . . . . . . . . . . . . . .  17
        (d)  Foreign Operations  . . . . . . . . . . . . . . . . . . . . .  18

Item 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
                        Resort Courses . . . . . . . . . . . . . . . . . .  22
                        High-End Daily Fee Courses . . . . . . . . . . . .  24
                        Private Club Courses . . . . . . . . . . . . . . .  25
                 The Participating Leases. . . . . . . . . . . . . . . . .  26
                 The Participating Mortgage. . . . . . . . . . . . . . . .  34

Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .  38

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .  38

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
                 Market Information. . . . . . . . . . . . . . . . . . . .  39
                 Shareholder Information . . . . . . . . . . . . . . . . .  39
                 Dividends . . . . . . . . . . . . . . . . . . . . . . . .  39

         Recent Sales of Unregistered Securities . . . . . . . . . . . . .  40


Item 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . .  41

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .  43

         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
              Results of Operations of the Company . . . . . . . . . . . .  45
              Liquidity and Capital Resources of the Company . . . . . . .  45
              Pro Forma Results of Operations of the Company . . . . . . .  46
              Funds from Operations and Cash Available for Distribution. .  47

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .  48

Item 9. CHANGES IN THE COMPANY'S CERTIFYING PUBLIC ACCOUNTANT. . . . . . .  48

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .  49

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .  49

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . .  49

Item 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS . . . . . . . . . . . . .  49

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50
               Financial Statements. . . . . . . . . . . . . . . . . . . .  50
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  50
               Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .  50

                                       PART I

ITEM 1.  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

COMPANY OVERVIEW

     Golf Trust of America, Inc. ("GTA") is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. GTA was incorporated in Maryland on November 8, 1996. GTA holds its golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and in one instance, through a wholly-owned affiliate of Golf Trust of America, L.P. (collectively, the "Operating Partnership"), controlled by GTA. (In this Annual Report, the term "Company" generally includes GTA, the Operating Partnership, and GTA's two wholly-owned subsidiaries.) As of March 15, 1998, the Company holds participating interests in 28 golf courses (the "Golf Courses"), 24 of which are owned and four of which serve as collateral for a 30-year participating mortgage loan made by the Company to the owner of the Westin Innisbrook Resort ("Participating Mortgage"). The Golf Courses are located in Florida (9), South Carolina (6), Georgia (2), Virginia (2), Alabama, California, Kansas, Kentucky, Michigan, Nebraska,
North Carolina, Ohio and Texas.

     The Company's goal is to increase cash available for distribution per share and to enhance stockholder value by becoming a leading owner of, and participating in increased revenue from, nationally or regionally recognized golf courses. The Company's principal business strategy is to acquire upscale golf courses and thereafter lease the golf courses to qualified third party operators, including affiliates of the sellers. The Company believes the continuity of management provided by these experienced operators facilitates the Company's growth and profitability.

     In addition to the Company's ability to acquire golf courses for cash and/or the assumption of indebtedness, the Company may acquire golf courses through the issuance of units of limited partnership interest in the Operating Partnership ("OP Units") which are redeemable for cash or, at the Company's option, shares of the Company's common stock ("Common Stock") on a one-for-one basis. When the Company acquires a golf course in exchange for OP Units, the golf course seller generally may defer tax recognition of the gain on the exchange until the seller redeems its OP Units.

     The Company believes it holds a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchase, because of (i) its utilization of the multiple independent lessee structure, (ii) management's substantial industry knowledge, experience and relationships within the golf community, (iii) the Company's strategic alliances with prominent golf course operators and (iv) its ability to issue OP Units to golf course owners on a tax-deferred basis.

     In February 1997, the Company raised net proceeds of approximately $73.0 million in its initial public offering of Common Stock (the"IPO") and acquired ten Courses (the "Initial Courses") from their prior owners (together with the prior owners of the Golf Courses acquired since the IPO, the "Prior Owners"). Each of the Initial Courses was leased-back to an affiliate of its Prior Owner. In November 1997, the Company raised net proceeds of approximately $83.0 million in a follow-on public offering of Common Stock. Since the IPO, the Company has acquired an interest in an additional 18 Golf Courses.

     The Golf Courses which the Company owns are leased to multiple independent third party lessees (the "Lessees") pursuant to leases ("Participating Leases") which provide for payments ("Lease Payments") of fixed base rent ("Base Rent") and participating rent ("Participating Rent") based on growth in revenue at the Golf Courses. The interest payment under the Participating Mortgage is structured similarly to the Participating Leases to provide the Company with base interest payments and additional interest payments based on growth in revenue at the Westin Innisbrook Resort. Neither the Company nor its executive officers owns any interest in, or participates in the management of, the Lessees or the owner of the Westin Innisbrook Resort, Golf Host Resorts, Inc. (the "Westin Innisbrook Resort Owner").

     The Company believes the Initial Courses and its investments since the IPO are consistent with its goal of becoming a leading owner of, and participating in increased revenue from, nationally or regionally recognized upscale golf courses. The Golf Courses include a number of nationally recognized golf courses. Legends of Stonehouse and Royal New Kent, each of which was named the "Best New Upscale Course" by GOLF DIGEST in 1996 and 1997, respectively, and Oyster Bay Golf Links, which was named Best New Resort Course in the United States in 1983 by GOLF DIGEST. The Copperhead Course at the Westin Innisbrook Resort was ranked 43rd and the Emerald Dunes Golf Course ("Emerald Dunes") was ranked 63rd in the 1996 survey by GOLF MAGAZINE of the "Top 100 Courses You Can Play." The Island Course at the Westin Innisbrook Resort was ranked as one of the "Top 75 Resort Courses" by GOLF DIGEST in 1992. Heritage Golf Club was ranked in the Top 50 Public Golf Courses by GOLF DIGEST and Sandpiper Golf Course was included in the "Top 75 Upscale Golf Courses" in the United States by GOLF DIGEST. See "The Golf Courses." The Company believes that the quality of the Golf Courses is further reflected in the average green fees at the Golf Courses, which significantly exceed national industry averages.

     The Company's executive offices are located at 14 North Adger's Wharf, Charleston, South Carolina 29401 and its telephone number is (843) 723-GOLF
(4653).

     SUBSIDIARIES AND THE OPERATING PARTNERSHIP

     GTA has two wholly-owned subsidiaries, GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation (collectively, the "Subsidiaries"). The Subsidiaries exist solely to hold the Company's general and limited partnership interests in the Operating Partnership. The board of directors of each Subsidiary is comprised of the executive officers of GTA. The Operating Partnership was formed in Delaware in November 1996.

     The Operating Partnership owns the Golf Courses that are subject to the Participating Leases and holds the Participating Mortgage. In addition, the Operating Partnership owns approximately 95% of the economic interest in a taxable subsidiary formed to hold title to a 14-acre development site adjacent to the Sandpiper Golf Course, with the balance owned by Mr. Blair, President and Mr. Young, a director of the Company. GTA currently holds a 60.0% interest in the Operating Partnership, through its Subsidiaries. GTA GP is the sole general partner of the Operating Partnership and GTA LP is a limited partner of the Operating Partnership. The other limited partners include the Westin Innisbrook Resort Owner and those Prior Owners who received OP Units in exchange for the contribution of their Golf Courses.
The limited partners do not have day-to-day control over the Operating Partnership. However, the limited partners are entitled to vote on certain matters, including the sale of all or substantially all the Company's assets or the merger or consolidation of the Operating Partnership, which decisions require the approval of the holders of at least 66.7% of the interests in the Operating Partnership (including GTA LP). Each of the limited partners (other than GTA LP) may exercise Redemption Rights (as herein defined) for up to 50% of its OP Units beginning one year after transfer of their property to the

Operating Partnership and the remaining 50% beginning two years after completion of such transfer for cash or, at the election of the Company, for shares of Common Stock on a one-for-one basis.

     On February 1, 1998 the Partnership Agreement was amended in order to
(i) streamline the administrative process of creating additional classes or series of OP Units; (ii) streamline the administrative process by which the Operating Partnership commits to maintain indebtedness for the benefit of a limited partner; (iii) clarify that the Subsidiaries receive a full distribution on OP Units issued during the subject quarter (in order to enable GTA to pay dividends on the corresponding shares of Common Stock);
(iv) clarify that the Redemption Right for newly-issued OP Units is not exercisable until one year from the date of issuance; (v) create and designate the terms and conditions of Class B Limited Partnership Interests;
(vi) commit the Partnership to maintaining certain indebtedness for the benefit of the Prior Owner of Emerald Dunes; and (vii) provide a schedule of the dates on which the limited partners' OP Units may first be redeemed. Such amendment is filed as an exhibit to this Annual Report.

     The current relationship among GTA, its subsidiaries, the Operating Partnership (including its wholly-owned affiliate), the limited partners (including many Prior Owners and the Westin Innisbrook Resort Owner) and the Operators is described in the following chart:


                                    -----------------
                                   |  Golf Trust of  |
                                   |  America, Inc.  |
                                    -----------------
                                       |       |
                                       |       |
                                  100% |       | 100%
                             ownership |       | ownership
                                       |       |
                                       |       |
                           --------------     --------------
                          | GTA GP, Inc. |   | GTA LP, Inc. |
                           --------------     --------------
                                    |             |
                                    |             |
                            General |             | 59.8%
                           Partner, |             | Limited
                        with a 0.2% |             | Partnership
                           Interest |             | Interest
                                    |             |
                                    |             |
 ------------      40.0%     -------------------------------
|   Prior    |    Limited   |  Golf Trust of America, L.P.  |
|  Owners,   |  Partnership |        28 Golf Courses        |
| Operators  |   Interest   | (the "Operating Partnership") |
|    and     |-------------- -------------------------------
| Management |                         |       |
 ------------                          |       |
                         Participating |       | Participating
                            Leases and |       | Lease Payments
                         Participating |       | and Participating
                              Mortgage |       | Mortgage Payments
                                    ---------------
                                   |   Operators   |
                                    ---------------

DEVELOPMENTS IN EARLY 1997

     INITIAL PUBLIC OFFERING AND THE FORMATION TRANSACTIONS

     Upon completion of the IPO, the Company, the Operating Partnership, the Prior Owners and the initial Lessees completed the transactions (the "Formation Transactions") described below.

  - On February 12, 1997 the Company, which was incorporated in Maryland in November 1996, sold 3,910,000 shares of Common Stock in its initial public offering and contributed all of the net proceeds thereof, approximately $73.0 million, to the Operating Partnership in exchange for an aggregate of 3,910,000 OP Units.

  - The Prior Owners of the Initial Golf Courses contributed each of the Initial Courses to the Company in exchange for an aggregate of 4,106,606 OP Units, approximately $6.2 million in cash and the repayment of approximately $47.5 million of existing mortgages and other indebtedness at the Golf Courses as follows:

       - The Company acquired seven Golf Courses from Legends Golf for an aggregate of 3,738,556 OP Units, the assumption and repayment of approximately $34.8 million in existing indebtedness and the reimbursement of approximately $522,500 of out-of-pocket expenses incurred in connection with the Formation Transactions.

       - The Company acquired three Golf Courses from parties unaffiliated with the Company or Legends Golf for an aggregate amount of 368,050 OP Units, $6.2 million in cash and the repayment of approximately $12.7 million in existing indebtedness.

  - The Company, as lessor, leased the Initial Courses to the initial Lessees, which were newly-formed entities affiliated with the Prior Owners, pursuant to Participating Leases for initial terms of 10 years each, with each Lessee having the right to extend the term of its Participating Lease for up to six renewal terms of five years each.

  - Each initial Prior Owner was granted the right to receive additional OP Units pursuant to the Lessee Performance Option. See "Narrative Description of Business -- Business Objective and Strategy -- Internal Growth." OP Units may be redeemed for cash or, at the Company's election, Common Stock on a one-for-one basis, beginning one year after the completion of the IPO.

  - The Company entered into employment agreements with its executive officers.

  - The Company entered into the Option Agreement with Legends Golf pursuant to which the Company was granted the option and right of first refusal to acquire golf courses currently owned or subsequently acquired or developed by Legends Golf.

RECENT DEVELOPMENTS

     Since March 31, 1997, the filing date of the Company's annual report on Form 10-K for the year ended December 31, 1996, the following developments have occurred:


     PARTICIPATING MORTGAGE

     WESTIN INNISBROOK RESORT. On June 20, 1997, the Company entered into and made an initial advance of $69.975 million under the $78.975 million Participating Mortgage to Golf Host Resorts, Inc. (the "Westin Innisbrook Resort Owner"), an affiliate of Starwood Capital Group LLC ("Starwood"). The loan is secured by a first lien on the Westin Innisbrook Resort, located near Tampa, Florida, and all other assets of the Westin Innisbrook Resort Owner. The Westin Innisbrook Resort is a destination golf resort with 63 holes (plus an additional nine holes currently under construction). The four Golf Courses at the Westin Innisbrook Resort are operated by Troon Management Company, LLC ("Troon Golf"), an affiliate of Starwood. The Westin Innisbrook Resort also features one of the largest hotel and conference facilities in Florida, which facilities are operated by an affiliate of Westin Hotel Company ("Westin"), an affiliate of Starwood, pursuant to a long-term management agreement. Westin has agreed to pay up to $2.5 million per year to the Westin Innisbrook Resort Owner to supplement results of operations with respect to the operations at the Westin Innisbrook Resort for up to five years (the "Westin Guaranty"). The

Westin Innisbrook Resort Owner used a portion of the proceeds of the Participating Mortgage to acquire from the Company 274,039 newly issued OP Units and 159,326 newly issued shares of Common Stock, representing a current combined ownership interest in GTA and the Operating Partnership of 3.41%.

     ACQUISITIONS

     TIBURON GOLF CLUB. On August 18, 1997, the Company acquired the 27-hole Tiburon Golf Club ("Tiburon"), an upscale semi-private golf course in Omaha, Nebraska, for an aggregate price of $6.0 million, including the issuance of 21,429 shares of Common Stock (valued at approximately $600,000 on such date). Tiburon is leased to Granite Golf Group, Inc. (together with its affiliates, "Granite Golf") under a Participating Lease. Granite Golf currently manages over 25 golf courses throughout the United States.

     RAINTREE COUNTRY CLUB. On September 2, 1997, the Company acquired the Raintree Country Club ("Raintree"), an 18-hole upscale daily fee golf course located near Akron, Ohio, for an aggregate price of $4.6 million, including the issuance of 121,529 OP Units (valued at approximately $3.4 million based on the price of the Common Stock on such date). Raintree is leased to its Prior Owner, who has continuously managed the course since its construction in 1991, under a Participating Lease.

     EAGLE WATCH GOLF CLUB. On September 30, 1997, the Company acquired Eagle Watch Golf Club ("Eagle Watch"), an 18-hole upscale daily fee golf course located in Atlanta, Georgia, for an aggregate price of $6.4 million, including the issuance of 70,158 OP Units (valued at approximately $1.9 million based on the price of the Common Stock on such date). The Prior Owner of Eagle Watch is an affiliate of the Prior Owner of Olde Atlanta Golf Club, a course that was acquired by the Company at the IPO. Eagle Watch is leased to an affiliate of the Lessee of Olde Atlanta Golf Club under a Participating Lease.

     LOST OAKS OF INNISBROOK GOLF COURSE. On October 3, 1997, the Company acquired the Lost Oaks of Innisbrook Golf Course ("Lost Oaks of Innisbrook"), in Tampa, Florida located near the Westin Innisbrook Resort, for approximately $5.9 million, including closing costs. Lost Oaks of Innisbrook is leased to an affiliate of Starwood under a Participating Lease. The Company has agreed to fund certain improvements at Lost Oaks of Innisbrook in an amount not to exceed $1.25 million in exchange for an increased Lease Payment.

     THE CLUB OF THE COUNTRY. On October 17, 1997, the Company acquired The Club of the Country, a private country club located in Louisburg, Kansas, for an aggregate price of approximately $3.1 million, including the issuance of approximately 19,231 OP Units (valued at approximately $500,000 based on the price of the Common Stock on such date). The Club of the Country is leased to an affiliate of its Prior Owner and managed by Granite Golf.

     BLACK BEAR GOLF CLUB. On November 24, 1997, the Company acquired Black Bear Golf Club ("Black Bear"), an 18-hole upscale golf course located near Orlando, Florida, for an aggregate price of $4.75 million, including the issuance of 24,424 OP Units (valued at approximately $650,000 based on the price of the Common Stock on such date). The Company leases the golf course to Granite Golf under a Participating Lease.

     WILDEWOOD GOLF CLUB AND COUNTRY CLUB AT WOODCREEK FARMS. On December 19, 1997, the Company acquired Wildewood Golf Club ("Wildewood") and the Country Club at Woodcreek Farms ("Woodcreek" and collectively, "Stonehenge Golf") from Lyndell L. Young, Larry D. Young's brother, two 18-hole upscale private golf facilities located near Columbia, South Carolina, for an aggregate price of $10.5 million, including the issuance of 69,811 OP Units (valued at approximately $4.5 million based on the price of the Common Stock on such date).  Each course is leased to the Prior Owner under a Participating Lease.


     BONAVENTURE GOLF COURSE. On January 2, 1998, Company acquired the Bonaventure Golf Course ("Bonaventure"), an upscale 36-hole resort golf facility located near Fort Lauderdale, Florida for approximately $23.7 million, including closing costs. The course is leased to an affiliate of the Prior Owner of Emerald Dunes under a Participating Lease.

     MYSTIC CREEK GOLF COURSE. On January 19, 1998, the Company acquired Mystic Creek Golf Course ("Mystic Creek"), an upscale 27-hole daily fee golf facility located near Dearborn, Michigan for an aggregate price of $10 million, including the issuance of 52,724 OP Units (valued at approximately $1.5 million based on the price of the Common Stock on such date). The Company is a lessee under a long term ground lease expiring in 2046. The course is subleased to an affiliate of its prior owner under a Participating Lease.

     EMERALD DUNES GOLF COURSE. Effective February 1, 1998, the Company acquired Emerald Dunes ("Emerald Dunes"), an upscale daily fee 18-hole golf course located in West Palm Beach, Florida for an aggregate price of $22.4 million, including the issuance 227,347 OP Units (valued at approximately $6.1 million based on the price of the Common Stock on such date). The
Company acquired Emerald Dunes subject to approximately $13.0 million of mortgage indebtedness. The course is leased to an affiliate of its Prior
Owner under a Participating Lease.

     SANDPIPER GOLF COURSE. On March 6, 1998, the Company acquired Sandpiper Golf Course ("Sandpiper"), an upscale 18-hole daily fee golf course located near Santa Barbara, California for $32.0 million and an adjacent 14-acre development site valued at $4.5 million. The course is leased to a joint venture consisting of one of the West Coast's largest golf course contractors, Environmental Golf, and the owner of a planned 400 room, five-star luxury hotel adjacent to the golf course. Mr. Blair and Mr. Young hold an approximate 5% interest in the taxable subsidiary which holds the development site.

     PERSIMMON RIDGE GOLF COURSE. On March 9, 1998, the Company acquired Persimmon Ridge Golf Course ("Persimmon Ridge"), an upscale 18-hole private golf club located in Louisville, Kentucky for $7.5 million. The course is leased to Granite Golf.

     LETTERS OF INTENT.   The Company has recently submitted non-binding
offers to acquire additional golf courses and is in various stages of discussions to acquire additional golf courses. The Company is in various stages of negotiation and due diligence review for each of these golf courses. Completion of these transactions is subject to negotiation and execution of definitive purchase and sale agreements, satisfactory completion of the Company's due diligence review and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete the acquisition of any of these golf courses.

     LINE OF CREDIT

     On June 20, 1997, the Company closed a two-year, $100 million secured revolving credit facility (the "Line of Credit") with a group of four commercial banks led by NationsBank, N.A. On September 24, 1997, the Company negotiated a reduction in the interest rate from LIBOR plus 2.0% to LIBOR plus 1.75% (7.72% on December 31, 1997.)

     On February 27, 1998, NationsBank, N.A. and Bank of America NT & SA, with a group of three commercial banks, amended and restated the Credit Facility to increase the Credit Facility to $125 million on an unsecured basis. Up to 20% of the Credit Facility may be used for working capital needs. The Credit Facility availability is limited to an "unencumbered pool calculation" as defined in the Credit Facility. Financial covenants include minimum requirement for net worth, liquidity and cash flow. Non-financial covenants include among others, restrictions on loans outstanding, construction in progress, loans to officers and changes to the Board of Directors. These covenants have been met.

     The Company intends to draw upon the Line of Credit, or any successor line of credit, to fund future acquisitions of additional golf courses. There can be no assurance, however, that the Company will close any future acquisitions or that the Company will continue to have access to sufficient debt and equity financing to allow it successfully to pursue its acquisition strategy.

     LOANS TO OFFICERS

     On September 19, 1997, the Company issued 70,000 restricted common shares to officers of the Company under the 1997 Stock-Based Incentive Plan. These shares were issued for $.01 when the market price was $26.1875. On January 2, 1998, loans of approximately $525,000 were made to W. Bradley Blair, II and David J. Dick, for the partial payment of related taxes. Mr. Blair borrowed $286,000 at 6.02% interest per annum and Mr. Dick borrowed $239,000 at 6.02% per annum. In addition, the Company has agreed to fund up to approximately $937,000 over the next five years to pay additional taxes related to the issuance of such shares. Such loans are secured by OP Units and/or shares of Common Stock and are payable in full by December 31, 2002 with interest payable annually.

     FOLLOW-ON PUBLIC OFFERING

     On November 10, 1997, the Company raised net proceeds of approximately $82.7 million in its follow-on public offering of 3,450,000 shares of Common Stock underwritten by BancAmerica Robertson Stephens, A.G. Edwards & Sons, Inc., Raymond James & Associates, Inc. and Wheat First Butcher Singer. The proceeds were contributed to the Operating Partnership and used to repay advances under the Line of Credit and for general corporate purposes, including certain of the acquisitions described above.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT.

     The Company's principal business strategy is to acquire upscale golf courses and thereafter lease the golf courses to qualified third party operators, including affiliates of sellers. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

BUSINESS OBJECTIVE AND STRATEGY

     The Company's primary objectives are to increase its cash available for distribution per share to stockholders and to enhance stockholder value. The Company's main strategies for such growth are to acquire additional golf courses that meet the Company's investment criteria and to participate in increased revenues at its Golf Courses (internal growth). The Company believes market conditions today are favorable for the acquisition of golf courses at attractive returns.

     When the Company acquires a golf course, the course is either leased back to its prior owner or leased to another qualified operator. Under the Company's standard Participating Lease, the Company receives fixed Base Rent and Participating Rent based on increases in Gross Golf Revenues (as herein defined) if any, at such Golf Course. Each Lessee joins the Company's Lessee Advisory Association ("Advisory Association"), which provides marketing information and opportunities and potential economic benefits to the Lessees, such as bulk purchasing power for certain golf course supplies and equipment.

     In certain instances, state and federal tax laws make purchase-leaseback transactions prohibitively expensive. Accordingly, in such cases the Company may provide financing to a particular golf course, provided the Company receives a participating interest in revenues at the golf course on a basis comparable to the Company's standard Participating Lease. The Company expects that the Company's loan would be secured by a first-lien on the underlying golf course asset and would include an option to purchase the course at the end of the loan's term. In considering any financing transactions, including the Participating Mortgage, the Company seeks to obtain economic terms similar to the standard Participating Lease.

     To fund acquisitions, the Company has access to a variety of debt and equity financing sources, including the Line of Credit and the ability to issue OP Units.

     Described below are the Company's (i) investment criteria, (ii) acquisition strategy and (iii) internal growth strategy.

     INVESTMENT CRITERIA

     The Company intends to concentrate its investment activities on golf courses, including multi-course portfolios, available at attractive prices that meet one or more of the following criteria:

  - upscale Daily Fee (as herein defined) courses that target avid golfers, who the Company believes are generally willing to pay the higher green fees associated with upscale golf courses;

  - private or semi-private golf courses with proven operating histories that the Company believes have the potential for significant cash flow growth;

  - courses that offer superior facilities and service and attract a relatively high number of affluent destination golfers;

  - courses owned by multi-course owners and operators who have a strong regional presence and afford the Company the opportunity to expand in a particular region;

  -  newly developed, well-designed courses with high growth potential; and

  - upscale, well-maintained golf courses with proven operating histories located in areas where significant barriers to entry exist.

     The Company will undertake an analysis with respect to golf courses to be considered for acquisition, including an evaluation of the following:

  -  product and service differentiation;

  -  competitive position in market;

  - barriers to entry in development of new golf courses such as scarcity of land and long lead-times for course development;

  -  condition of the golf course and agronomy review;

  -  quantity, quality and cost of irrigation; and

  - strength of the lodging industry, including hotels and condominiums, in destination golf areas.

     ACQUISITION STRATEGY

     The Company believes it has a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchase, because of (i) management's substantial industry knowledge, experience and relationships within the golf community,
(ii) the Company's ability to issue OP Units to golf course owners on a tax-deferred basis, (iii) the Company's utilization of the multiple independent lessee structure, and (iv) the Company's strategic alliances with prominent golf course operators. Besides acquiring new courses, the Company may also acquire expansion facilities at its existing courses.

     MANAGEMENT'S KNOWLEDGE, EXPERIENCE AND RELATIONSHIPS. Prior to joining the Company as its President, Chairman and Chief Executive Officer, W. Bradley Blair, II served as Executive Vice President, Chief Operating Officer and General Counsel of Legends Group, Ltd., a leading golf course owner, developer and operator in the southeast and Mid-Atlantic regions of the United States. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. Prior to joining the Legends Group Ltd., Mr. Blair had extensive experience in the acquisition, disposition, development and financing of golf courses and golf course development in his role as Managing Partner of Blair, Conaway, Bograd and Martin, PA, attorneys at law. Prior to the IPO, David J. Dick, the Company's Executive Vice President, worked with the Inland Group, Inc. as a consultant specializing in real estate investment banking and golf course finance. From 1983 to 1992 Mr. Dick served as Vice President of Development and Asset/Portfolio Management for Thoner & Birmingham Development Corporation, a golf and country club community developer. Larry
D. Young, a director of the Company, is the founder of Legends Golf.
Mr. Young has been involved in the golf business for more than 25 years and has developed 10 golf courses during that time, four of which were rated the best new course in their respective category in the year developed by GOLF DIGEST.

     ISSUANCE OF OP UNITS. The Company has the ability to issue units of limited partnership interest in the Operating Partnership ("OP Units"). OP Units may be issued to a prospective golf course seller in exchange for his golf course. Holders of OP Units generally have the right (the "Redemption Right") to cause the Company to redeem their OP Units after certain holding periods for cash or, at the Company's option, for Common Stock on a one-for-one basis. When the Company acquires a golf course in exchange for OP Units, the golf course seller generally will not recognize taxable income until it exercises the Redemption Right. Thus, the issuance of OP Units can provide an attractive tax-deferred transaction for sellers of golf courses.

     MULTIPLE INDEPENDENT LESSEE STRUCTURE. The Company believes many golf course owners are single-business entrepreneurs who could benefit from diversification but desire to remain involved in the day-to-day operation of their courses. The Company believes such golf course owners will continue to be attracted to the Company's multiple independent lessee structure, in which the Company acquires a course and then leases it back to an affiliate of the seller. Such structure satisfies the owner's desire to remain involved in the day-to-day operation of his course, while also satisfying his desire to obtain liquidity. Specifically the structure offers prospective sellers: (i) the ability to retain control over the operations of the golf course by leasing it back; (ii) the tax deferral and increased liquidity associated with owning OP Units; (iii) the ability to obtain additional OP Units through the Lessee Performance Option (as described below); (iv) the marketing and purchasing economies of scale gained from participation in the Lessee Advisory Association; and (v) the ability to diversify the seller's investment by participating as an equity owner in the Company's portfolio of golf courses.

     RELATIONSHIPS WITH STARWOOD, TROON GOLF, GRANITE GOLF AND ENVIRONMENTAL GOLF. Since its IPO, the Company has formed business relationships with prominent golf and hospitality entities, including Starwood, Troon Golf, Granite Golf and Environmental Golf. The Company believes Starwood is one of the United States' leading golf course management, development and consulting companies. Starwood operates or leases the Golf Courses at the Westin Innisbrook Resort and Lost Oaks of Innisbrook. In addition, the golf and conference facilities of the Westin Innisbrook Resort are owned by a Starwood affiliate and the hotel and conference facilities are managed by Westin, another Starwood affiliate. Troon Golf, an affiliate of Starwood, has the exclusive right to operate golf courses at hotels owned by Westin. Troon Golf leases or manages over 15 courses throughout the United States and is recognized as one of the premier upscale golf course operators.

     Tiburon Golf Course, Black Bear, The Club of the Country and Persimmon Ridge are leased to or operated by affiliates of Granite Golf. Granite Golf and its affiliates currently manage over 25 golf courses throughout the United States.

     An affiliate of Environmental Golf is managing Sandpiper Golf Course and will be responsible for the planned redesign and renovation of the course. Environmental Golf and its affiliates have been in the golf business for over 40 years, have built over 400 golf courses, and maintain over 25 golf courses.

     The Company believes that its existing relationships with Starwood, Granite Golf and Environmental Golf will provide the Company with additional acquisition opportunities throughout the United States.

     EXPANSIONS, IMPROVEMENTS AND WORKING CAPITAL LINES. Under certain circumstances, the Company agrees to make funds available to the Lessees to fund significant capital improvements, to expand the existing golf facilities and in limited circumstances to provide working capital. When significent capital improvements are funded, the underlying Base Rent is increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement.

     Currently, the Company has agreed to fund the construction of an additional nine holes at Northgate Country Club ("Northgate") ($3.0 million), purchase a clubhouse being constructed at The Woodlands ($750,000), fund the construction at Lost Oaks of Innisbrook for renovations to the clubhouse and golf course ($1.25 million), fund a working capital line at Tiburon ($150,000), fund the renovations to the conference facilities and construction of an additional nine holes at the Westin Innisbrook Resort ($9.0 million), fund a working capital line at Bonaventure Golf Course ($750,000) and pay for renovations at that course ($3.15 million) and to fund a working capital line at Sandpiper Golf Course ($5.0 million) and pay for renovations at that course ($6.0 million).

     INTERNAL GROWTH

     In addition to acquiring new golf courses and new participating interests, the Company seeks to increase revenue from its current assets through internal growth.

     Based on the experience of its management, the Company believes the Golf Courses offer opportunities for revenue growth through effective marketing and efficient operations. The Participating Leases and the Participating Mortgage have been structured to provide the operators with incentives to manage and maintain the Golf Courses in a manner designed to increase revenue and, as a result, increase payments to the Company under the Participating Leases and the Participating Mortgage. The Company believes that management of the Lessees, as well as Troon Golf and Granite Golf, have demonstrated expertise in the operation of the Golf Courses and that the Golf Courses are positioned to benefit from favorable trends in the golf industry.

     PARTICIPATING LEASES. The Participating Leases generally provide that for any year, the Company will receive with respect to each leased Golf Course, the greater of (a) Base Rent (as adjusted by the Base Rent Escalator described below) or (b) Participating Rent. Participating Rent is generally established to be an amount equal to the original (unescalated) Base Rent plus 33 1/3% of the difference between that year's Gross Golf Revenue and Gross Golf Revenue at the Golf Course in the year prior to the course's acquisition, as adjusted in determining the original Base Rent. Base Rent under each Participating Lease generally increases annually by the lesser of
(i) 3% or (ii) 200% of the change in the Consumer Price Index ("CPI") for the prior year (the "Base Rent Escalator") during each of the first five years of the Participating Lease and, if the Lessee Performance Option is exercised, for an additional five years thereafter. Annual increases in Lease Payments are generally limited to 5% during the first five years of the lease terms. "Gross Golf Revenue" is generally defined as all revenues from a Golf Course including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue. In certain circumstances, the Company participates in food and beverage revenue and merchandise revenue. In the acquisition of golf courses that are not leased-back to affiliates of the Prior Owner, the Company generally structures the Participating Rent component in a manner which it believes maximizes the Participating Rent payable to the Company.
In these instances, the Company may establish different thresholds such that Participating Rent increases as Gross Golf Revenue increases at a given course, with the initial tier as low as 5% and the maximum tier at 50%, as was done at Sandpiper Golf Course.

     PARTICIPATING MORTGAGE. The $78.975 million Participating Mortgage is structured similarly to the Participating Leases. The Company anticipates that it will receive a return similar to the return it anticipates on the Participating Leases. Under the Participating Mortgage, the Company has made an initial advance of $69.975 million, which will be followed by additional advances of up to $9.0 million to be used for a nine-hole expansion and other improvements to the Westin Innisbrook Resort facilities currently underway. The loan term is 30 years, with an initial Base Interest rate of 9.63% per annum ("Base Interest") and an interest rate of 9.75% per annum on the amount of the loan in excess of $69.975 million. The loan provides for minimum increases in the aggregate annual payment of Base Interest of 5% per year for the first five years and a participating interest feature throughout the term based upon the growth in Gross Golf Revenues, as well as in other revenues, at the Westin Innisbrook Resort over a 1996 base year. The annual increases in the Mortgage Payment are limited to 7% during the first five years. Westin has agreed to pay up to $2.5 million per year to the Westin Innisbrook Resort Owner to supplement results of operations with respect to the operations at the Westin Innisbrook Resort for up to five years.

     LESSEE PERFORMANCE OPTION. The Participating Leases generally utilize an incentive-based performance structure. This Performance Option structure is designed to encourage the operators to seek aggressive growth in revenue at the Golf Courses. The structure also is designed to attract potential sellers of golf courses that the Company believes have high growth potential and that might not otherwise be available for purchase. Generally leases with third party operators do not contain a Lessee Performance Option. Under the Performance Option for the Participating Leases, during years three through five of each Participating Lease, the operator or its affiliate, subject to certain qualifications and restrictions, may elect one time to increase the Base Rent in order to receive additional OP Units or Common Stock. The Prior Owner of Northgate will have an additional two-year period to exercise the Performance Option upon completion of the planned nine-hole expansion. The Performance Option for the Participating Leases may only be exercised if the current-year net operating income of the operator of the applicable Golf Course, inclusive of a capital replacement reserve, exceeds 113.5% of such Lessee's Lease Payment after taking into account the increased amount of Base Rent. If the Performance Option is exercised, the Base Rent is increased by an amount calculated to be accretive to the Company's Funds From Operations on a per share basis. Following exercise of the Lessee Performance Option, the adjusted Base Rent will be increased by the Base Rent Escalator each year for a period of five years. An operator's ability to exercise the Performance Option and the number of OP Units or Common Stock issuable to such Prior Owner in connection therewith, will depend on future operating results at the applicable Golf Course and therefore cannot be determined in advance.

     PERFORMANCE OPTION FOR THE PARTICIPATING MORTGAGE. The structure of the Performance Option for the Participating Mortgage is similar to the Performance Option for the Participating Leases. Under the Performance Option for the Participating Mortgage, during years three and five of the Participating Mortgage, the Westin Innisbrook Resort Owner, subject to certain qualifications and restrictions, may elect one time to require the Company to make an additional advance under the Participating Mortgage and the Westin Innisbrook Resort Owner will be required to purchase additional OP Units with that advance. The Performance Option for the Participating Mortgage may be exercised only if the current-year net operating income of the Westin Innisbrook Resort, inclusive of a capital replacement reserve, exceeds 113.5% of such operator's Participating Mortgage obligation after taking into account the increased amount of Base Interest. If the Performance Advance is made, interest on the Performance Advance will be calculated to be accretive to the Company's Funds From Operations on a per share basis. Following exercise of the Performance Option for the Participating Mortgage, the adjusted Base Interest will be increased by 3% per year for five years. The Westin Innisbrook Resort Owner's ability to exercise the Performance Option will depend on future operating results and therefore cannot be determined in advance.

EMPLOYEES

     The Company is self-administered and has 11 full-time employees, 5 of which are devoted primarily to acquisitions.

ENVIRONMENTAL MATTERS

     Operations of the Golf Courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of the Golf Courses. All of the Golf Courses have been subjected to a Phase I environmental audit (which does not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant.

     Based on the results of the Phase I environmental audits, the Company is not aware of any existing environmental liabilities that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any such liability. No assurance, however, can be given that these reports reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to the Company or the independent consultant or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability. The Participating Leases provide that the Lessees will indemnify the Company for certain potential environmental liabilities at the Golf Courses.

     At Bonaventure Country Club, there was remediation work performed respecting maintenance and facilities operations, including the construction of a new maintenance area to remedy prior practices that resulted in low level soils contamination at the property. In addition, underground storage tanks at the property, which have subsequently been abandoned, have leaked, resulting in localized soil contamination. The Company believes that the completed remedial work and soil contamination will not have a material adverse effect on the operation of the Company.

     In addition, a significant portion of the Sandpiper Golf Course was previously an operating oil field and there is significant residual oil contamination on the property. In connection with the acquisition of the property, the Company obtained an indemnification from Atlantic Richfield Company ("ARCO") in a form and in an amount which the Company believes is adequate to protect the Company from liability for such contamination. Certain circumstances may require ARCO to enter the property and perform remediation actions.

TAX STATUS

     The Company intends to make an election to be taxed as a REIT under
Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), for its taxable year ended December 31, 1997. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

GOVERNMENT REGULATION

      The Golf Courses are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as clubhouses and recreation areas be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the

ADA requirements could require removal of access barriers and other capital improvements at the Golf Courses.

     Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Participating Leases, the Lessees are responsible for any costs associated with ADA compliance.

SOFTWARE DEFICIENCIES COULD ADVERSELY AFFECT THE COMPANY

     The Company and the Lessees will rely upon a significant number of computer software programs and operating systems in conducting their operations. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. Pursuant to the Leases, the Lessees will bear the costs associated with determining whether their systems are "Year 2000" compliant and the costs of any necessary modifying or replacing its source code or application. Given the information known at this time, the Company believes its systems are Year 2000 compliant.
However, the Company will be dependent upon the Lessees and other parties to determine that their systems and applications are Year 2000 compliant.

COMPETITION

     The Golf Courses are, and any additional golf courses and related facilities acquired by the Company will be, subject to competition for players and members from other golf courses located in the same geographic areas. Changes in the number and quality of golf courses in a particular area could have a material effect on the revenues of the Golf Courses. In addition, the Company will be subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf courses, including other golf course acquisition companies. See "--The Golf Industry--Competitive Conditions" below.

THE GOLF INDUSTRY

     UNLESS OTHERWISE NOTED, REFERENCES HEREIN TO NATIONAL INDUSTRY STATISTICS AND AVERAGES ARE BASED ON REPORTS OF THE NATIONAL GOLF FOUNDATION ("NGF"), AN INDUSTRY TRADE ASSOCIATION NOT AFFILIATED WITH THE COMPANY.

     The Company believes the United States golf industry is entering a period of significant growth. This belief is based, in part, on the fact that people over the age of 50 play more golf than younger people, and the expectation that over the next several years the number of people age 50 and older will increase significantly as the "baby boomers" age. The Company expects that the aging population will contribute to an increase in the number of rounds played and Gross Golf Revenues at the Golf Courses and any golf courses subsequently acquired by the Company.

     COMPETITIVE CONDITIONS

     To its knowledge, the Company is one of two publicly traded REITs in the United States focused exclusively on owning and acquiring golf courses.

     Golf course ownership in the United States is highly fragmented. There are approximately 16,000 golf courses (approximately 13,000 eighteen-hole equivalents) in the United States that the Company believes are owned by approximately 13,000 different entities. The Company believes there are relatively few owners of more than one course. The Company believes that the 15 largest golf course owners in the United States collectively own fewer than 5% of the total number of golf courses and that fewer than 10 golf course owners own more than 10 golf courses. The Company believes that this fragmented ownership provides it with an excellent opportunity for consolidation of the ownership of upscale golf courses.

     The Company believes the current fragmentation of golf course ownership is a result of a variety of factors, including a scarcity of capital, the entrepreneurial nature of many golf course owners and operators and their associated pride of ownership. The Company believes that the economies of scale in owning and operating multiple golf courses, the growing significance of professional financial management in the operation of golf courses and the desire for liquidity by golf course owners could lead to consolidation of golf course ownership. In particular, the Company believes golf course owners will be attracted to the Company's multiple independent lessee structure, which permits the Company to acquire a course and then lease it back to an affiliate of the seller. Such structure satisfies the owner's desire to remain involved in the day-to-day operation of his course, while also satisfying his desire to obtain liquidity. The Company further believes its ability to issue OP Units in exchange for a golf course will attract potential sellers, who generally can defer recognition of taxable gain on the exchange until they exercise their Redemption Right. By offering golf course owners the tax planning benefit of OP Units and the economic benefit of participating in the independent lessee structure, including resulting economies of scale in operating golf courses, the Company believes it is able to acquire desirable upscale courses that may not otherwise be available for purchase.

     Largely in response to the popularity of golf, the construction of golf courses in the United States has increased significantly in recent years. New golf course openings from the mid-1970's through 1987 averaged approximately 150 golf courses per year. For the period 1987 through 1996 an average of approximately 240 new golf courses were opened each year, with a high of 336 new golf course openings in 1995.

     The emergence and popularity of younger professional golfers, including Tiger Woods, Justin Leonard, Phil Mickelson and Karrie Webb, have increased awareness and interest in golf. According to industry statistics, 19.4 million homes watched the final round of the four major golf championships in 1996. In 1997, television viewership of the final four rounds of the four major golf championships increased 56 percent to 30.3 million. The Company believes this resurgent interest will result in increasing golf participation, including increasing participation by women and younger golfers.

     The golf industry generated approximately $15 billion in revenues in the United States in 1996. The Company believes the game of golf has exhibited strong growth in popularity in the past 16 years as illustrated below:

                                    1980      1996     % Change
                                    ----      ----     --------
                                      (millions)
     Number of Golfers . . . .      15.0      24.7       65%
     Rounds Played . . . . . .       358       477       33%

     The following table illustrates the growth in demand in the United States at Daily Fee and private country clubs, as compared to municipal courses, which tend to be of lesser quality.

                             Rounds Played (in Millions)
                         -----------------------------------
                               1986               1996         Percent Change
                         ---------------     ---------------   --------------
     Daily Fee . . . .   192.4     156.4     38.9%     40.3%       23.0%
     Municipal . . . .   110.4     27.5%     121.3     25.4%        9.9%
     Private . . . . .   135.1     33.6%     163.7     34.3%       21.2%
     Total . . . . . .   401.9    100.0%     477.4    100.0%       18.8%

     The Company believes that upscale Daily Fee courses (including Resort Courses), similar to those owned and targeted by the Company, are well situated to take advantage of the changing demographics. As shown below, the top 5% of Daily Fee golf courses were able to increase weekend green fees by an annual rate in excess of 10% from 1993 to 1995.

                                      Daily Fee
                                 Green Fees - Weekend
                                 --------------------
                                                     Percent      Annual
                                    1993      1995    Change      Change
                                    ----      ----    ------      ------
     Median. . . . . . . . . .       $18       $21     16.7%        8.0%
     Top 25% . . . . . . . . .       $25       $30     20.0%        9.5%
     Top 5%. . . . . . . . . .       $53       $65     22.6%       10.7%


     DEMOGRAPHICS

     The Company believes the game of golf will benefit from favorable demographic trends. The United States Census Bureau estimates that the population age 50 and over will increase by 39% between 1996 and 2010, from
69.3 million to 96.3 million. The average number of rounds played per golfer on an annual basis increases significantly as the golfer ages. Golfers in their 50's play nearly twice as many rounds annually as golfers in their 30's, and golfers age 65 and older generally play three times as many rounds annually as golfers in their 30's. The Company believes that the number of golfers as well as the total number of rounds played will increase significantly as the average age of the population continues to increase. The Company believes that "baby boomers," the oldest of whom are now in their early 50's, will contribute to the growth in total rounds played due to growing wealth and leisure time as well as the suitability of golf as a sport for an aging population. Since 1991, the number of senior golfers (golfers age 50 and over) has grown 16%, or by nearly 1 million golfers.

     SEASONALITY

     The golf industry is seasonal in nature because of weather conditions and the fewer available tee times during the rainy season and the winter months. Each of the Lessees operating a daily fee course may vary green fees based on changes in demand. The Company does not expect seasonal fluctations in Lessee revenues to have a significant impact on the Company's operating results. The Company's Leases require Base Rent to be paid ratably throughout the year. The Company participates in the growth of Gross Golf Revenues at the courses.

     (d)  FOREIGN OPERATIONS

     The Company does not engage in any foreign operations or derive any revenue directly from foreign sources.


ITEM 2.  PROPERTIES

     The Company believes the Initial Courses and its investments since the IPO are consistent with its goal of becoming a leading owner of, and participating in increased revenue from, nationally or regionally recognized upscale golf courses. The Golf Courses include a number of nationally recognized golf courses. Legends of Stonehouse and Royal New Kent, each of which was named the "Best New Upscale Course" by GOLF DIGEST in 1996 and 1997, respectively, and Oyster Bay, which was named Best New Resort Course in the United States in 1983 by GOLF DIGEST. The Copperhead Course at the Westin Innisbrook Resort was ranked 43rd and the Emerald Dunes Golf Course was ranked 63rd in the 1996 survey by GOLF MAGAZINE of the "Top 100 Courses You Can Play." The Island Course at the Westin Innisbrook Resort was ranked as one of the "Top 75 Resort Courses" by GOLF DIGEST in 1992. Heritage Golf Club was ranked in the Top 50 Public Golf Courses by GOLF DIGEST and Sandpiper Golf Course was included in the "Top 75 Upscale Golf Courses" in the United States by GOLF DIGEST. See "The Golf Courses." The Company believes that the quality of the Golf Courses is further reflected in the average green fees at the Golf Courses, which significantly exceed national industry averages.

     The Golf Courses include 23 upscale Daily Fee courses (including 12 Resort Courses) and five private country clubs. "Daily Fee" courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. "Resort Courses" are Daily Fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. The Company considers its Daily Fee and Resort Courses to be high-end golf courses because of the quality and maintenance of each golf course. Private country clubs generally are closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

     The Company believes that the overall quality of the Golf Courses is reflected in the green fees charged at each Golf Course, which significantly exceed national averages. The Company believes its focus on upscale Daily Fee golf courses and private country clubs, which attract golfers with attractive demographic and economic profiles, will result in stronger and less cyclical revenue growth in comparison to golf courses with lower green fees.

     Five of the Golf Courses are located in the Myrtle Beach, South Carolina vicinity, a popular year-round golf destination area. Myrtle Beach is considered one of the nation's premier golf resort locations with nearly 100 golf courses and approximately 3.9 million rounds played in 1996, according to the MYRTLE BEACH GOLF HOLIDAY.-TM- In addition to golf courses, Myrtle Beach offers a mix of entertainment, shopping and dining, as well as proximity to beaches. All of the Golf Courses located in the Myrtle Beach vicinity were developed and contributed to the Company by Legends Golf, a leading golf course owner, developer and operator in the southeast and mid-Atlantic regions of the United States.

     Five of the Golf Courses are located near Tampa, Florida. Of these, four are located at the Westin Innisbrook Resort, a destination golf resort that includes one of the largest hotel and conference facilities in the state. The fifth course, Lost Oaks of Innisbrook, is located near the Westin Innisbrook

Resort, and all five courses are near the Gulf of Mexico. Additionally, the courses benefit from the millions of tourists annually that visit
Disneyworld-TM-, Busch Gardens-TM- and other regional recreational attractions.

     The Company owns a fee simple interest in each of the Golf Courses it owns with the exception of Oyster Bay and Mystic Creek, which are subject to long-term ground leases, and the four Golf Courses at the Westin Innisbrook Resort, where the Company holds a first lien on the Golf Courses and all of the related facilities (other than the separately-owned condominium units comprising the hotel). The Company additionally holds an option to purchase the Westin Innisbrook Resort and such facilities at the expiration of the Participating Mortgage for the lesser of its fair market value or a pre-determined number of shares of Common Stock.


     Certain unaudited information regarding each of the Golf Courses owned by the Company as of December 31, 1997, is set forth on the following page:

                      THE GOLF COURSES AS OF DECEMBER 31, 1997


                                                                                               Rounds
                                                                                               ------

 Name                                           Location                       1995                  1996              1997
 ----                                           --------                       ----                  ----              ----
 INITIAL COURSES:

 Heritage Club                        Pawleys Island, SC                      55,094                52,382            53,054

 Legends Resort (5)                   Myrtle Beach, SC                       145,466               148,727           145,193
      Heathland
      Moorland
      Parkland

 Oyster Bay (6)                       Sunset Beach, NC                        62,141                57,856            60,208

 Woodlands                            Gulf Shores, AL                         43,464                41,744            47,004

 Royal New Kent (7)                   Providence Forge, VA                     --                    5,743            14,984

 Legends of Stonehouse (8)            Williamsburg, VA                         --                    5,686            21,900

 Olde Atlanta                         Atlanta, GA                             41,195                41,053            47,004

 Northgate Country Club (9)           Houston, TX                            46,6000                45,400            48,459

 SUBSEQUENT ACQUISITIONS:

 Tiburon Golf Club (10)               Omaha, NE                               56,496                53,160            56,817

 Raintree Country Club                Akron, OH                               44,000                40,000            35,000

 Eagle Watch                          Atlanta, GA                             36,484                36,332            43,237

 Lost Oaks of Innisbrook              Tampa, FL                               40,072                52,760            60,840

 The Club of the Country              Louisburg, KS                           15,747                17,575            18,050

 Stonehenge Golf (12)                 Columbia, SC                              N/A                 25,755            27,863
      -Wildewood
      -Woodcreek(13)


 Black Bear Golf Club (14)            Orlando, FL                              6,172                45,923            45,156

 Westin Innisbrook Resort (6)(15)     Tampa, FL                              148,294               140,922           136,327
      Copperhead
      Island
      Eagle's Watch (16)
      Hawk's Run(16)

 TOTAL


                                                                                       Revenue per Player (2)
                                                                                       ----------------------

 Name                                         Location                        1995                    1996            1997
 ----                                         --------                        ----                    ----            ----
 INITIAL COURSES:

 Heritage Club                       Pawleys Island, SC                      $57.28                  $59.96          $60.75

 Legends Resort (5)                  Myrtle Beach, SC                        165.05                  162.92           55.95
      Heathland
      Moorland
      Parkland

 Oyster Bay (6)                      Sunset Beach, NC                         55.66                   56.83           56.64

 Woodlands                           Gulf Shores, AL                          32.88                   34.86           36.62

 Royal New Kent (7)                  Providence Forge, VA                       --                    60.60           74.35

 Legends of Stonehouse (8)           Williamsburg, VA                           --                    60.50           77.45

 Olde Atlanta                        Atlanta, GA                              37.53                   41.39           41.47

 Northgate Country Club (9)          Houston, TX                              59.40                   64.27           66.14

 SUBSEQUENT ACQUISITIONS:

 Tiburon Golf Club (10)              Omaha, NE                                21.33                   23.19           25.51

 Raintree Country Club               Akron, OH                                19.25                   20.38           25.15

 Eagle Watch                         Atlanta, GA                              38.67                   39.23           34.49

 Lost Oaks of Innisbrook             Tampa, FL                                31.87                   29.64           27.04

 The Club of the Country             Louisburg, KS                            43.69                   43.93           40.84

 Stonehenge Golf (12)                Columbia, SC                              N/A                    64.69           74.30
      -Wildewood
      -Woodcreek(13)


 Black Bear Golf Club (14)           Orlando, FL                              36.98                   33.71           34.15

 Westin Innisbrook Resort (6)(15)    Tampa, FL                                95.35                  101.23           83.76
      Copperhead
      Island
      Eagle's Watch (16)
      Hawk's Run(16)

 TOTAL


                                                                             Gross Golf Revenue (3)
                                                                             ----------------------
                                                                                                                  Initial Base
 Name                                        Location                 1995            1996            1997           Rent (4)
 ----                                        --------                 ----            ----            ----           --------
 INITIAL COURSES:

 Heritage Club                    Pawleys Island, SC               $3,156,000      $3,141,000      $3,223,000       $1,825,000

 Legends Resort (5)               Myrtle Beach, SC                  8,003,000       8,078,000       8,123,000        1,556,000(5)
      Heathland
      Moorland
      Parkland

 Oyster Bay (6)                   Sunset Beach, NC                  3,459,000       3,288,000       3,410,000        1,856,000

 Woodlands                        Gulf Shores, AL                   1,429,000       1,455,000       1,721,000          679,000

 Royal New Kent (7)               Providence Forge, VA                 --             348,000       1,114,000        1,817,000

 Legends of Stonehouse (8)        Williamsburg, VA                     --             344,000       1,696,000        1,890,000

 Olde Atlanta                     Atlanta, GA                       1,546,000       1,699,000       1,949,000          845,000

 Northgate Country Club (9)       Houston, TX                       2,768,000       2,918,000       3,205,000        1,407,000

 SUBSEQUENT ACQUISITIONS:

 Tiburon Golf Club (10)           Omaha, NE                         1,205,000       1,233,000       1,449,000          682,000

 Raintree Country Club            Akron, OH                           847,000         815,000         880,000          520,000

 Eagle Watch                      Atlanta, GA                       1,411,000       1,425,000       1,491,000          703,000

 Lost Oaks of Innisbrook          Tampa, FL                         1,277,000       1,564,000       1,645,000          625,000(11)

 The Club of the Country          Louisburg, KS                       668,000         772,000         737,000          330,000

 Stonehenge Golf (12)             Columbia, SC                         N/A          1,666,000       2,070,000        1,196,000
      -Wildewood
      -Woodcreek(13)


 Black Bear Golf Club (14)        Orlando, FL                         228,000       1,548,000       1,542,000          542,000

 Westin Innisbrook Resort         Tampa, FL                        14,140,000      14,265,000      11,418,000        6,739,000
 (6)(15)
      Copperhead
      Island
      Eagle's Watch (16)
      Hawk's Run(16)

 TOTAL                                                            $39,909,000     $44,559,094     $45,673,000      $26,325,000


-------------------------------------------------

(1)  Yardage is calculated from the championship tees.

(2) "Revenue Per Player" is calculated by dividing Gross Golf Revenue at the applicable Golf Course by the number of rounds played at the applicable Golf Course.

(3) Gross Golf Revenue is defined as all revenues from a golf course, including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, but excluding food and beverage and merchandise revenue. In the case of the Westin Innisbrook Resort the amounts shown in the table include all revenue at the Westin Innisbrook Resort, including golf and hotel revenue, and food, beverage and merchandise sales, but exclude various taxes and net of rental payments to individual condominium owners.

(4) In addition to Base Rent and Base Interest, Participating Rent may be payable by the Lessees and Participating Interest may be payable by the Westin Innisbrook Resort Owner. Participating Rent and Participating Interest is generally calculated based on increases in the Gross Golf Revenue from a base year, as adjusted. For the Westin Innisbrook Resort, Base Rent shown corresponds to the Base Interest payment.

(5)  Heathland, Moorland and Parkland are subject to a single Participating
     Lease.

(6) The Company acquired or has a contract to acquire the fee simple interest in each of the Golf Courses except Oyster Bay, which is subject to a long-term ground lease with a lessor not affiliated with the Prior Owner thereof, and the Westin Innisbrook Resort, which serves as collateral under the Participating Mortgage.

(7)  Opened in August 1996.

(8)  Opened in June 1996.

(9) The Company has agreed to fund up to $3.0 million to construct an additional nine holes located on land adjacent to this Golf Course. The Company expects to acquire, upon completion, the additional nine holes. Amounts shown for Northgate Country Club are for its fiscal year ended December 20, 1995, 1996 and year ended December 31, 1997.

(10) Tiburon Golf Club consists of 27 holes. Eighteen holes were built in 1989 with an additional nine holes built in 1994. With the exception of Initial Base Rent, numbers are 18-hole equivalents. Yardage and year opened is for the White/Blue course.

(11) The Company has agreed to fund up to $1.25 million to pay for additional improvements of the Lost Oaks of Innisbrook course. If this amount is fully advanced, the Base Rent will be increased to $740,930.

(12) Information not available for 1995.

(13) Opened in 4th Quarter of 1997.

(14) Opened in 4th Quarter of 1995.

(15) The Company has a participating mortgage interest in the Westin Innisbrook Resort. The facility currently has 63 holes with an additional nine holes under construction. Under the terms of the Participating Mortgage, the Company initially funded $69.975 million and has agreed to fund an additional $9 million to fund certain improvements at the Westin Innisbrook Resort, including the construction of the additional nine holes. Upon funding of the entire $9 million, the Base Interest will be increased to approximately $7.6 million.

(16) Eagle's Watch and Hawk's Run currently comprise the 27-hole Sandpiper course at the Westin Innisbrook Resort. An additional nine holes are under construction, which is scheduled for completion in 1998. Yardage shown reflects 18-hole equivalents for Sandpiper.

     RESORT COURSES

     Resort Courses are Daily Fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of revenue from golf vacation packages. Some Resort Courses are semi-private, in that they offer membership packages that allow members special privileges at the golf course, but also allow public play.


                         THE GOLF COURSES -- RESORT COURSES

                                                                                         No. of                         Year
             Course Name                              City, State                        Holes          Yardage        Opened
             -----------                              -----------                        -----          -------        ------

 Heathland. . . . . . . . . . . . .  Myrtle Beach, South Carolina                          18            6,785          1990
 Parkland . . . . . . . . . . . . .  Myrtle Beach, South Carolina                          18            7,170          1992
 Moorland . . . . . . . . . . . . .  Myrtle Beach, South Carolina                          18            6,799          1990

 Heritage Golf Club . . . . . . . .  Pawleys Island, South Carolina                        18            7,040          1986

 Oyster Bay . . . . . . . . . . . .  Sunset Beach, North Carolina                          18            6,685          1983

 Woodlands  . . . . . . . . . . . .  Gulf Shores, Alabama                                  18            6,584          1994

 Copperhead Course. . . . . . . . .  Tampa, Florida                                        18            7,087          1972

 Island Course  . . . . . . . . . .  Tampa, Florida                                        18            6,999          1970

 Eagle's Watch (2). . . . . . . . .  Tampa, Florida                                        18            6,245          1971

 Hawk's Run (2) . . . . . . . . . .  Tampa, Florida                                        18            6,245          1971

 Emerald Dunes Golf Course (3). . .  West Palm Beach, Florida                              18            7,006          1990

 Lost Oaks of Innisbrook  . . . . .  Tampa, Florida                                        18            6,450          1977

 Bonaventure Golf Course. . . . . .  Fort Lauderdale, Florida
      East                                                                                 18             7011          1970
      West                                                                                 18             6189          1978


                                                                                      Facilities and Services
                                                                                      -----------------------

                                                                     Practice      Cart                      Food &       Pro
         Course Name                      City, State               Facilities    Rental      Clubhouse     Beverage      Shop
         -----------                      -----------               ----------    ------      ---------     --------      ----

 Heathland. . . . . . . . .   Myrtle Beach, South Carolina             Yes          Yes          Yes          Yes         Yes
 Parkland . . . . . . . . .   Myrtle Beach, South Carolina             Yes          Yes          Yes          Yes         Yes
 Moorland . . . . . . . . .   Myrtle Beach, South Carolina             Yes          Yes          Yes          Yes         Yes

 Heritage Golf Club . . . .   Pawleys Island, South Carolina           Yes          Yes          Yes          Yes         Yes

 Oyster Bay . . . . . . . .   Sunset Beach, North Carolina             Yes          Yes          Yes          Yes         Yes

 Woodlands  . . . . . . . .   Gulf Shores, Alabama                     Yes          Yes          Yes(1)       Yes         Yes

 Copperhead Course. . . . .   Tampa, Florida                           Yes          Yes          Yes          Yes         Yes

 Island Course  . . . . . .   Tampa, Florida                           Yes          Yes          Yes          Yes         Yes

 Eagle's Watch (2). . . . .   Tampa, Florida                           Yes          Yes          Yes          Yes         Yes

 Hawk's Run (2) . . . . . .   Tampa, Florida                           Yes          Yes          Yes          Yes         Yes

 Emerald Dunes Golf Course    West Palm Beach, Florida                 Yes          Yes          Yes          Yes         Yes
 (3)  . . . . . . . . . . .

 Lost Oaks of Innisbrook. .   Tampa, Florida                           Yes          Yes         Yes(4)        Yes         Yes

 Bonaventure Golf Course. .   Fort Lauderdale, Florida
      East                                                             Yes          Yes          Yes          Yes         Yes
      West                                                             Yes          Yes          Yes          Yes         Yes



(1) Woodlands has a temporary clubhouse and a permanent facility is under construction.

(2) Eagle's Watch and Hawk's Run currently comprise the 27-hole Sandpiper Course. An additional nine holes are under construction, which is scheduled for completion in 1998. Numbers shown are 18-hole equivalents for Sandpiper.

(3) Emerald Dunes Golf Course is subject to a mortgage of approximately $12.9 million.

(4) The Company has agreed to fund up to $1.25 million for improvements, including the reconstruction and renovation of the existing clubhouse after which the Base Rent payable by the Lessee will be increased.

     HIGH-END DAILY FEE COURSES

     The Company considers its Daily Fee courses to be high-end courses, reflected in the quality and maintenance standards of the golf courses, and the green fees, which are generally higher than other golf courses in their respective markets. Some high-end daily fee courses are semi-private, in that they offer membership packages but also allow public play.


                   THE GOLF COURSES -- HIGH-END DAILY FEE COURSES


                                                                                             Facilities and Services
                                                                                   ----------------------------------------------

                                                        No. of              Year    Practice    Cart               Food &    Pro
       Course Name             Location, City, State     Holes   Yardage   Opened  Facilities  Rental  Clubhouse  Beverage   Shop
       -----------             ---------------------     -----   -------   ------  ----------  ------  ---------  --------   ----
 Royal New Kent  . . . . .  Providence Forge, Virginia     18      7,291     1996       Yes       Yes      Yes(1)     Yes     Yes

 Legends of Stonehouse      Williamsburg, Virginia         18      6,963     1996       Yes       Yes      Yes(1)     Yes     Yes

 Olde Atlanta. . . . . . .  Atlanta, Georgia               18      6,789     1993       Yes       Yes      Yes        Yes     Yes

 Tiburon . . . . . . . . .  Omaha, Nebraska                27      7,005     1989       Yes       Yes      Yes        Yes     Yes

 Raintree. . . . . . . . .  Akron, Ohio                    18      6,886     1992       Yes       Yes      Yes        Yes     Yes

 Eagle Watch . . . . . . .  Atlanta, Georgia               18      6,896     1989       Yes       Yes      Yes(1)     Yes     Yes

 Black Bear Golf Club. . .  Orlando, Florida               18      7,002     1995       Yes       Yes      Yes        Yes     Yes

 Mystic Creek Golf Course   Dearborn, Michigan             27      6,802     1996       Yes       Yes      Yes        Yes     Yes

 Sandpiper Golf Course (2)  Santa Barbara, California      18      7,068     1972       Yes       Yes      Yes        Yes     Yes




(1) These courses each have a temporary clubhouse and a permanent facility under construction at the sole cost and expense of the applicable Lessee.

(2) Concurrent with the acquisition of Sandpiper Golf Course, the Company formed a taxable subsidiary to hold title to a 14-acre development site adjacent to Sandpiper Golf Course. See the Company's 1998 Proxy Statement -- Certain Relationships and Transactions -- Sandpiper Transaction.

     PRIVATE CLUB COURSES

     Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates.

     Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses because the receipt of membership dues generally is independent of the level of course utilization.


                  THE GOLF COURSES -- PRIVATE COUNTRY CLUB COURSES


                                                                                             Facilities and Services
                                                                                -----------------------------------------------

                                                     No. of              Year    Practice    Cart               Food &     Pro
      Course Name         Location, City, State       Holes   Yardage   Opened  Facilities  Rental  Clubhouse  Beverage    Shop
      -----------         ---------------------       -----   -------   ------  ----------  ------  ---------  --------    ----
 Northgate Country     Houston, Texas                  18(1)   6,540     1984       Yes       Yes      Yes        Yes      Yes
 Club. . . . . . . .
 The Club of the       Louisburg, Kansas               18      6,357     1979       Yes       Yes      Yes        Yes      Yes
 Country . . . . . .

 Stonehenge Golf

  Wildewood
   Country Club. . .   Columbia, South Carolina        18      6,751     1974       Yes       Yes      Yes        Yes      Yes
  Country Club at
   Woodcreek Farms .   Columbia, South Carolina        18      7,002     1997       Yes       Yes      Yes        Yes      Yes

 Persimmon Ridge . .   Louisville, Kentucky            18      7,129     1989       Yes       Yes      Yes        Yes      Yes



(1) Nine additional holes are expected to open in 1998. The Company has agreed to fund up to $3.0 million to construct an additional nine holes located on land adjacent to this Golf Course. The Company has agreed to acquire such additional holes subject to certain conditions, after which the Base Rent payable by the Lessee will be increased.

THE PARTICIPATING LEASES

     THE FOLLOWING SUMMARY OF THE PARTICIPATING LEASES IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICIPATING LEASES, A FORM OF WHICH IS FILED AS AN EXHIBIT. THE FOLLOWING DESCRIPTION OF THE PARTICIPATING LEASES DOES NOT PURPORT TO BE COMPLETE BUT CONTAINS A SUMMARY OF THE MATERIAL PROVISIONS THEREOF. PURSUANT TO THE COMPANY'S MULTIPLE INDEPENDENT LESSEE STRUCTURE, LEASES ARE INDIVIDUALLY NEGOTIATED AND CONSEQUENTLY VARY FROM ONE ANOTHER, AT TIMES IN MATERIAL WAYS.

     All of the Participating Leases contain the same basic provisions described below. The leases for any golf course properties acquired by the Company in the future will contain such terms and conditions as are agreed upon between the Lessee and the Company at the time of such acquisitions, and such terms and conditions may vary from the terms and conditions described below with respect to the Participating Leases. The Company anticipates that each new lease will be with an existing Lessee, with an affiliate of the seller or with an unaffiliated third party experienced in the operation of similar courses.

     LEASE TERM. Each Participating Lease was entered into upon the conveyance to the Company of the underlying Golf Course. The Company's interest in each leased Golf Course includes the land, buildings and improvements, related easements and rights, and fixtures (collectively, the "Leased Property"). Each Leased Property is leased to the respective Lessee under a Participating Lease which has a primary term of 10 years (the "Fixed Term"). The Fixed Terms for the Golf Courses acquired at the IPO end on December 31, 2006 and the Fixed Terms for the Golf Courses acquired since the IPO generally and 10 years after the Lease commenced. In addition, each Lessee has an option to extend the term of its Participating Lease for up to six terms of five years each (the "Extended Terms") subject to earlier termination upon the occurrence of certain contingencies described in the Participating Lease.

     In addition, at the expiration of the Fixed Term and the Extended Terms, the Lessee will have a right of first offer to continue to lease the Golf Course on the terms and conditions pursuant to which the Company intends to lease the Golf Course to a third party.

     USE OF THE GOLF COURSES. Each Participating Lease permits the Lessee to operate the Leased Property as a golf course, along with a clubhouse and other activities customarily associated with or incidental to the operation of a golf course and other facilities located at the golf course, including, where applicable, swim and tennis operations. Operations may include sale or rental of golf-related merchandise, sale of memberships, furnishing of lessons, operation of practice facilities and sales of food and beverages.

     Base Rent; Participating Rent. The initial Base Rent for the 24 Golf Courses that the Company owns is set forth below:

                      Initial Base
                         Rent
     Golf Course        Per Year                  Percentage Rent
     -----------        --------                  ---------------
 Legends Resort        $4,669,000    33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
      Heathland                      less increases attributable to the Base
      Parkland                       Escalator.(1)(2)
      Moorland

 Heritage Golf Club    $1,825,000    33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)(2)

 Oyster Bay            $1,856,000    33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)(2)

 Royal New Kent        $1,817,000    33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)(2)

 Legends of            $1,890,000    33 1/3% of the increase in Gross Golf
   Stonehouse                        Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)(2)

 Olde Atlanta Golf     $  845,000    33 1/3% of the increase in Gross Golf
   Club                              Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)(2)

 Northgate Country     $1,407,000    33 1/3% of the increase in Gross Golf
   Club                              Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)(2)

 The Woodlands         $  679,000    33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Tiburon Golf Club     $631,000      33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Raintree Country      $447,000      33 1/3% of the increase in Gross Golf
   Club                              Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

                      Initial Base
                         Rent
     Golf Course        Per Year                  Percentage Rent
     -----------        --------                  ---------------
 Eagle Watch Golf      $653,000      33 1/3% of the increase in Gross Golf
 Club                                Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Lost Oaks of          $573,000      33 1/3% of the increase in Gross Golf
 Innisbrook Golf                     Revenue over the Base Year, as adjusted,
 Course                              less increases attributable to the Base
                                     Escalator.(1)

 The Club of the       $315,000      33 1/3% of the increase in Gross Golf
 Country                             Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Black Bear Golf       $500,000      33 1/3% of the increase in Gross Golf
 Club                                Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Stonehenge Golf       $1,103,000    33 1/3% of the increase in Gross Golf
                                     Revenue over the Base Year, as adjusted,
      Wildewood                      less increases attributable to the Base
      Country Club                   Escalator.(1)

      The Country
      Club at
      Woodcreek
      Farms

 Bonaventure Golf      $2,332,000    (i) The difference between (x) the sum
 Course                              of 47.5% of Gross Golf Revenue, 12.5% of
                                     Merchandise Revenue and 15% of Food and
      East                           Beverage Revenue and (y) the Annual Base
                                     Rent and (ii) for any Fiscal Year during
      West                           the Extended Term, the difference
                                     between (x) 50% of the Gross Golf
                                     Revenue, 12.5% of the Merchandise
                                     Revenue and 15% of Food and Beverage
                                     Revenue for such Fiscal Year and (y) the
                                     Annual Base Rent for such Fiscal Year.

 Mystic Creek Golf     $1,000,000    33 1/3% of the increase in Gross Golf
 Club                                Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Emerald Dunes Golf    $2,240,000    33 1/3% of the increase in Gross Golf
 Course                              Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.(1)

 Sandpiper Golf        $2,970,000    The sum of Gross Golf Percentage Rent(3),
 Course                              Food and Beverage Rent(4) and Merchandise
                                     Percentage Rent.(5)

 Persimmon Ridge       $  733,000    40% of the increase in Gross Golf
 Golf Course           ----------    Revenue over the Base Year, as adjusted,
                                     less increases attributable to the Base
                                     Escalator.

             TOTAL    $28,485,000


(1) Base Escalator generally means the amount Base Rent will increase, which is the lesser of (i) three percent (3.0%) of the Annual Base Rent payable for the immediately preceding year, or (ii) two hundred percent (200%) of the change in CPI from the immediately preceding fiscal year.

(2) For the initial ten courses, the initial base rent includes the capital expenditure reserve (generally 2%-5% of the base year's gross golf revenue).

(3) Gross Golf Percentage Rent accrues after Gross Golf Revenue exceeds $5,000,000 in a fiscal year. If Gross Golf Revenue for a fiscal year is between $5,000,000 and $6,000,000, then Gross Golf Percentage Rent is 5% of the positive difference between Gross Golf Revenue and $5,000,000.
     If Gross Golf Revenue for a fiscal year is between $6,000,000 and $7,000,000, then Gross Golf Percentage Rent is the sum of 20% of the positive difference between Gross Golf Revenue and $6,000,000 plus $50,000. If Gross Golf Revenue for a fiscal year is between $7,000,000 and $8,000,000, then Gross Golf Percentage Rent is the sum of 40% of the positive difference between Gross Golf Revenue and $7,000,000 plus $250,000. If Gross Golf Revenue for a fiscal year is above $8,000,000, then Gross Golf Percentage Rent is the sum of 50% of the positive difference between Gross Golf Revenue and $8,000,000 plus $650,000. For example, if Gross Golf Revenue for a fiscal year was $8,500,000, Gross Golf Percentage Rent would be $900,000.

(4) Food and Beverage percentage rent is derived from Food and Beverage revenue. Food and Beverage Revenue is revenue received relating to the operation of snack bars, restaurants, bars and catering functions. Food and Beverage Percentage Rent is 10% of the positive difference between Food and Beverage revenue for the year and $375,000.

(5) Merchandise Rent is derived from Merchandise Revenue. Merchandise Revenue is all revenue received from the property relating to the sale of merchandise and inventory on the property. Merchandise Percentage Rent is 10% of the positive difference between Merchandise Revenue for the year and $475,000.



     The Participating Leases provide for the Company to receive, with respect to each Golf Course, the greater of Base Rent or an amount equal to Participating Rent plus the initial Base Rent payable under each Participating Lease. Participating Rent is equal to 33 1/3% of any increase in Gross Golf Revenue over Gross Golf Revenue for the base year, as adjusted in determining the initial Base Rent, which base year will be reset to the year immediately preceding the date on which the Prior Owner exercises the Lessee Performance Option, if applicable. The base year is 1996 for the courses acquired at the IPO and for Golf Courses acquired since the IPO is either 1996 or the trailing 12-month period prior to the determination of the Base Rent. Base Rent will generally be increased annually by the Base Rent Escalator (generally, the lesser of (i) 3% or (ii) 200% of the change in CPI for the prior year) during the first five years of each Participating Lease term and, if the Lessee Performance Option is exercised, an additional five years thereafter from the date of exercise. Annual increases in Lease Payments are limited to 5% during the first five years of the initial lease terms. "Gross Golf Revenue" generally is defined as all revenues from a Golf Course including green fees, golf cart rentals, range fees, membership dues, membership initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue. For the two Virginia Golf Courses, which recently opened, the base year Gross Golf Revenue is based on an estimate by the Company and the Lessee of such courses, which estimate was also the basis for the valuation of those Golf Courses. Base Rent is required to be paid in twelve equal monthly installments in arrears on the first day of each calendar month. Participating Rent is payable either monthly or quarterly in arrears.


The Company believes that Gross Golf Revenue, and hence the amount of any Participating Rent, will be favorably impacted by any significant capital improvements undertaken by a Lessee, such as the planned clubhouses at Woodlands, Legends of Stonehouse and Royal New Kent and the planned renovations and improvements at Lost Oaks of Innisbrook, Eagle Watch and Sandpiper.

     TRIPLE NET LEASES. The Participating Leases are structured as triple net leases under which each Lessee is required to pay all real estate and personal property taxes, insurance, utilities and services, golf course maintenance and other operating expenses.

     SECURITY DEPOSIT. As security for its affiliated Lessee's obligations under its Participating Leases, each prior owner of each Golf Course generally is obligated to pledge OP Units (or cash or other collateral acceptable to the Company) with a value initially equal to 15% of the purchase price for the applicable Golf Course. The security deposit generally will not be released for two years. Beginning in the third year and any time thereafter, one-third of pledged collateral will be released if the net operating income to lease payment coverage ratio (the "Coverage Ratio") of the Lessee for the two prior fiscal years equals or exceeds 120%, 130% and 140%, respectively. If the Coverage Ratio falls below 120% at any time following the release of pledged collateral, then the Lessee shall be required to retain and not distribute profits until such time as the Lessee has retained cash equal to at least six-months of then-current Base Rent. In addition, the Participating Leases with the Legends Lessees are cross-collateralized and cross-defaulted.

     The security deposit will be increased following the exercise of any Lessee Performance Option to equal approximately 15% of the sum of the initial purchase price of such Golf Course and the value of any additional OP Units issued in connection with the exercise of the Lessee Performance Option. If the Company acquires any Expansion Facility, the security deposit also will be increased by an amount equal to approximately 15% of the purchase price of the Expansion Facility.

     In connection with the lease of Tiburon, Granite Golf pledged to the Company Common Stock of the Company with a value equal to approximately $600,000 and Common Stock of Granite Golf with a value equal to approximately $1.2 million, each value determined at the time of the pledge. The Company's Common Stock is released 50% upon attaining a 130% Coverage Ratio and 50% upon attaining a 140% Coverage Ratio. The Granite Golf stock is released 50% when certain post-closing payments totaling up to $600,000 are made by Granite Golf to the Prior Owner, which payment is guaranteed by the Company and 50% when a 120% Coverage Ratio is obtained. The three courses leased to Granite Golf are cross collateralized.

     The collateral for Lost Oaks of Innisbrook consists primarily of 70,980 shares of Common Stock of the Company valued at approximately $1.9 million on the date of the pledge. It is anticipated that 59,302 of the shares will be released when the Coverage Ratio reaches 113.5%, and the balance will be released in three equal installments when the Coverage Ratio reaches 120%, 130%, and 140%, respectively. The collateral also includes a pledge of the proceeds of the Option Shares (as defined herein), which will be released when the Coverage Ratio reaches 113.5%.

     The collateral for The Club of the Country lease, 19,231 OP Units and $250,000 of value at the time of the pledge of pledged shares of common stock of Granite Golf.

     The collateral for Emerald Dunes Golf Course consists of 115,812 OP Units (the "Minimum Pledged Units") and 90,823 additional OP Units (the "Additional Pledged Units") valued collectively at approximately $5,995,000 on the date of the pledge. The collateral will not be released for two years. Beginning in the third year and at any time thereafter, one-third of the Minimum Pledged Units will be released if the Coverage Ratio for the Emerald Dunes lessee equals or exceeds 120%, 130% and 140% respectively. The Additional Pledged Units will be released if such lessee achieves net operating income of $2,240,000 in any fiscal year. If the net operating income of the property is between $2,240,000 and $1,930,000, a pro-rata amount of the Additional Pledged Units shall be released.

     The collateral for Bonaventure Golf Course which is leased to an affiliate of the Lessee of Emerald Dunes, consists of 17,234 Class B OP Units with a value of $500,000 on the date of the pledge. Class B OP Units have the same Redemption Rights as other OP Units but do not receive any distributions or have any profit or loss allocated to their holders. These units may be released after two consecutive fiscal years where the Coverage Ratio equals or exceeds 140%.

     The collateral for Sandpiper Golf Course consists of a payment guarantee (the "Payment Guarantee") by Great Universal Capital Associates, L.P. in the amount of $1,485,000 and a letter of credit (the "Letter of Credit") from EGSB, LLC in the amount of $1,485,000. Both Great Universal Capital Associates, L.P. and EGSB, LLC are affiliates of Environmental Golf. Beginning in the third year and at any time thereafter, the amount of the Payment Guarantee will be reduced by a third if the Coverage Ratio for the Sandpiper Lessee equals or exceeds 120%, 130% and 140% respectively. Beginning in the third year and at any time thereafter, the amount of the Letter of Credit will be reduced by a third if the Coverage Ratio equals or exceeds 120%, by one-half if the Coverage Ratio equals or exceeds 130% or completely if the Coverage Ratio equals or exceeds 140%.

     ADVISORY ASSOCIATION. Each Lessee is a member of the Advisory Association, which participates in cross-marketing of the Golf Courses and identified each Golf Course as owned by the Company, thereby increasing the golfing consumer's brand name awareness of the Company. Membership in the Advisory Association is designed to provide the Lessees, collectively, greater purchasing power with vendors than each would have individually. The Advisory Association attempts to ensure a consistent, high-quality product at each member Golf Course. In conjunction with management of the Company, the Advisory Association will review and analyze any disputes between the Company and a Lessee concerning annual capital and operating budgets and in conjunction with the Company also will confirm each Lessee's compliance with its repair and maintenance obligations under each Participating Lease.

     MAINTENANCE AND MODIFICATIONS. Each Lessee at its sole cost and expense, is required, to maintain and operate its respective Leased Property in good order, repair and appearance and to make such structural and non-structural, interior and exterior foreseen and unforeseen, and ordinary and extraordinary repairs as are necessary and appropriate to keep such Leased Property in good order, repair and appearance. Each Lessee also must maintain each Golf Course it leases in substantially the same condition it was in at the commencement of the Participating Lease and otherwise in a condition comparable to other comparable golf courses in its vicinity. If the Company, in consultation with the Advisory Association, determines that a Lessee has failed to comply with its maintenance and operation obligations, then the Company shall provide a written list to the Lessee of remedial work and/or steps to be performed. If the Lessee disputes the Company's assertions, then the matter shall be handled by a committee composed of members of the Advisory Association and representatives of the Company.

     The Company has generally established and will maintain, through the payment of additional rent, with respect to each Golf Course, a capital replacement reserve (a "Capital Replacement Fund") in an amount equal to between 2% and 5% of Gross Golf Revenue at such Golf Course, depending on certain factors, including the condition of the structures and the age and condition of the Golf Course. The Company and each Lessee will agree on the use of funds in these reserves and the Company has the right to approve each Lessee's annual and long-term capital expenditure budgets. Funds in the Capital Replacement Fund shall be paid to a Lessee to reimburse such Lessee for expenditures made in connection with approved capital replacements. The Lessees generally are obligated to increase their lease payment each year in an amount equal to the increase in the Capital Replacement Fund from the prior year. Amounts in the Capital Replacement Fund will be deemed to accrue interest at a money market rate. Any amounts in the Capital Replacement Fund at the expiration of the applicable Participating Lease will be retained by the Company.

     Except for its obligation to fund the Capital Replacement Fund and except for certain improvements the Company has agreed to fund at Lost Oaks of Innisbrook and Eagle Watch in exchange for an increase in the Base Rent, the funding of the construction of a clubhouse at Woodlands and the funding of renovations at Sandpiper, the Company is not required to build or rebuild any improvements on any Leased Property, or to make any repairs, replacements, alterations, restorations or renewals of any nature or description to any Leased Property, whether ordinary or extraordinary, structural or non-structural, foreseen or unforeseen, or to make any expenditure whatsoever with respect thereto, in connection with any Participating Lease, or to maintain any Leased Property in any way. In the event that the Company elects to fund additional capital improvements on a Golf Course, the Company generally will condition such election on an increase in minimum rent under the Participating Lease with respect to such Golf Course to reflect such expenditures.

     During the Fixed Term and each Extended Term, each Lessee, at its sole cost and expense, may make alterations, additions, changes and/or improvements ("Lessee Improvements") to each Leased Property, without the Company's prior written consent, provided such alterations do not diminish the value or appearance of the Golf Course. All such Lessee Improvements will be subject to all the terms and provisions of each applicable Participating Lease and will become the property of the Company upon termination of such Participating Lease.

     At the end of the Participating Lease, all remaining personal property at each Leased Property will become the property of the Company.

     INSURANCE. Each Lessee is required to maintain insurance on its Leased Property under insurance policies providing for all-risk, liability, flood (if carried by comparable golf course facilities in the area and otherwise available at commercially reasonable rates) and worker's compensation coverage, which at the time is usual and commonly obtained in connection with properties similar in type of building size and use to the Leased Property located in the geographic area where the Leased Property is located. Each insurance policy names the Company as additional insured or loss payee, as applicable.

     ASSIGNMENT AND SUBLETTING. A Lessee, without the prior written consent of the Company (which consent may generally be withheld by the Company in its sole discretion, except in limited instances), may not assign, mortgage, pledge, hypothecate, encumber or otherwise transfer any Participating Lease or any interest therein, all or any part of the Leased Property or suffer or permit any lease or the leasehold estate created thereby or any other rights arising under any Participating Lease to be assigned, transferred, mortgaged, pledged, hypothecated or encumbered, in whole or in part, whether voluntarily, involuntarily or by operation of law. An assignment of a Participating Lease will be deemed to include any change of control of such Lessee, as if such change of control were an assignment of the Participating Lease. However, each Lessee has the right to assign its Participating Lease to its affiliates.

     Each Prior Owner has retained the right to use the existing office facilities in any clubhouse or other improvements on a Golf Course for its continued business operations not associated with the Golf Course.

     Each Lessee, with the Company's prior approval, which approval the Company may withhold in its discretion, may be permitted to sublease portions of any Leased Property to sublessees to operate portions (but not the entirety of the operations customarily associated with or incidental to the operation of a golf course (e.g., driving range, restaurant, etc.).

     COMPANY'S RIGHT OF FIRST OFFER. In the event a Lessee desires to sell its interest in its Participating Lease to an unaffiliated third party, it must first offer the Company or its designee the right to purchase such interest. The Lessee must give the Company written notice of its intent to sell, which shall indicate the terms and conditions upon which such Lessee intends to sell its interest in the Participating Lease. The Company or its designee shall thereafter have a period of 60 days to elect to purchase the leasehold interest on the terms and conditions at which such Lessee proposes to sell its interest. If the Company or its designee elects not to purchase the interest of the Lessee, then such Lessee shall be free to sell its interest to a third party, subject to the Company's approval as described above (see "-- Assignment and Subletting"). However, if the terms on which the Lessee intends to sell its interest are reduced by 5% or more, then such Lessee shall again offer the Company the right to acquire its interest, provided the Company shall have only 15 days to accept such offer.

     LESSEE'S RIGHT OF FIRST OFFER. The Company may sell a Golf Course, but must first offer the Lessee of such course the right to purchase the Golf Course. The Company must give the relevant Lessee written notice of its intent to sell, which shall indicate the terms and conditions upon which the Company intends to sell such Golf Course. Such Lessee shall thereafter have a period of 60 days to elect to purchase the Golf Course on the terms and conditions at which the Company proposes to sell the Golf Course. If such Lessee elects not to purchase the Golf Course, then the Company shall be free to sell the Golf Course to a third party. However, if the price at which the Company intends to sell the Golf Course is reduced by 5% or more from the price offered to the Lessee, then the Company again shall offer such Lessee the right to acquire the Golf Course at the reduced price provided that such Lessee shall have only 15 days to accept such offer.

     DAMAGE TO, OR CONDEMNATION OF, A LEASED PROPERTY. In the event of damage to or destruction of any Leased Property caused by an insured risk, the Lessee will be obligated to diligently restore the Leased Property to substantially the same condition as existed immediately prior to such damage or destruction and, to the extent the insurance proceeds and the Capital Replacement Fund are insufficient to do so, such Lessee will be obligated to contribute the excess funds needed to restore the Leased Property. Any excess insurance proceeds will be paid to the Company. Notwithstanding the foregoing, in the event the damage or destruction of the Leased Property renders the Leased Property unsuitable for use as a golf course for a period of 12 months or more, the Lessee may terminate the Participating Lease.

     INDEMNIFICATION GENERALLY. Under each Participating Lease, the Lessee has agreed to indemnify, and hold harmless, the Company from and against all liabilities, obligations, claims, actual or consequential damages, penalties, causes of action, costs and expenses (including reasonable attorneys' fees and expenses) imposed upon or asserted against the Company as owner of the applicable Leased Property on account of, among other things, (i) any accident, injury to or death of a person or loss of or damage to property on or about the Leased Property, (ii) any use, non-use or misuse by such Lessee of the Leased Property, (iii) any impositions (which are the obligations of the relevant Lessee to pay pursuant to the applicable provisions of such Participating Lease) or the operations thereon, (iv) any failure on the part of the Lessee to perform or comply with any of the terms of the Participating Lease or any sublease, (v) any taxes levied against the Leased Property and
(vi) any liability the Company may incur or suffer as a result of any permitted contest by the Lessee under any Participating Lease.

     EVENTS OF DEFAULT. Events of Default are defined in each Participating Lease generally to include, among others, the following:

          (i) if a Lessee fails to make a rent payment when such payment becomes due and payable and such failure is not cured by such Lessee within a period of 10 days after receipt of written notice thereof from the Company;

          (ii) if a Lessee fails to observe or perform any material term, covenant or condition of a Participating Lease and such failure is not cured by such Lessee within a period of 30 days after receipt by such Lessee of written notice thereof from the Company, unless such failure cannot be cured with due diligence within a period of 30 days, in which case such failure will not constitute an Event of Default if such Lessee proceeds promptly and with due diligence to cure the failure and diligently completes the curing thereof within 120 days;

          (iii) if a Lessee: (a) admits in writing its inability to pay its debts generally as they become due, (b) files a petition in bankruptcy or a petition to take advantage of any insolvency act, (c) makes an assignment for the benefit of its creditors, (d) is unable to pay its debts as they mature, (e) consents to the appointment of a receiver for itself or of the whole or any substantial part of its property or (f) files a petition or answer seeking reorganization or arrangement under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state thereof;

          (iv)   if the Lessee is liquidated or dissolved;

          (v) if the Lessee voluntarily ceases operations on the Leased Property, except as a result of damage, destruction or a partial or complete condemnation or other unavoidable delays; or

          (vi) if the Lessee or an affiliate thereof is in default under any other Participating Lease with the Company.

     If an Event of Default occurs and is continuing under a Participating Lease, then the Company may terminate the Participating Lease by giving the Lessee not less than 10 days notice (only if required by the Participating Lease) of such termination and upon the expiration of such time, the Fixed or Extended Term, as the case may be, will terminate and all rights of the Lessee under the Participating Lease shall cease.

     GOVERNING LAW. The Participating Leases will be governed by and construed in accordance with the law of the state where the Golf Course is located. Because the Golf Courses are located in various states, the Participating Leases may be subject to restrictions imposed by applicable local law.

THE PARTICIPATING MORTGAGE

     THE FOLLOWING SUMMARY OF THE PARTICIPATING MORTGAGE BETWEEN THE COMPANY AND THE WESTIN INNISBROOK RESORT OWNER IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICIPATING MORTGAGE, A COPY OF WHICH IS FILED AS AN EXHIBIT. THE WESTIN INNISBROOK RESORT OWNER CURRENTLY IS REQUIRED TO FILE REPORTS AND OTHER INFORMATION WITH THE COMMISSION PURSUANT TO THE EXCHANGE ACT.

     The Participating Mortgage transaction was structured in a manner that the Company believes provides the Company with returns similar to those from the Participating Leases used in the Company's standard purchase/ leaseback structure. Through the Participating Mortgage, the Company will participate in the growth in revenues at the Westin Innisbrook Resort through a participating interest feature and will have the right to purchase the Westin Innisbrook Resort at the expiration of the loan term.

     AMOUNT. The maximum principal amount of the Participating Mortgage is $78.975 million, $69.975 million of which has been funded. The Company is obligated to make additional advances up to $9 million available to the Westin Innisbrook Resort Owner to fund the construction of an additional nine-holes and renovation of the conference and resort facility. The advance for construction purposes is subject to review and approval rights customarily granted to construction lenders, including review and approval of plans and specifications.

     In addition, the principal amount of the Participating Mortgage may be increased by an amount calculated in a manner similar to the procedures for the Lessee Performance Option. During years three through five of the Participating Mortgage, the Westin Innisbrook Resort Owner has the one-time right to require the Company to advance an additional amount under the Participating Mortgage, subject to certain qualifications and requirements, including attaining a coverage ratio of 113.5%, after taking into account the increased amount of interest. If such Performance Advance is made, interest on the Performance Advance will be calculated to be accretive to the Company's Funds From Operations on a per share basis, and the Westin Innisbrook Resort Owner will be required to purchase additional OP Units with that advance.

     MORTGAGE TERM. The Participating Mortgage has a term of 30 years. The Westin Innisbrook Resort Owner has no right to prepay the Participating Mortgage for the first 10 years of the Participating Mortgage, except upon a Transfer Triggering Event (as herein defined). The Participating Mortgage is prepayable on the tenth anniversary and thereafter at the end of each five-year period. There are no extension rights associated with the Participating Mortgage. Any prepayment will require a prepayment based on the discounted value of payments under the Participating Mortgage, but in no event less than 10% of the outstanding principal balance of the Participating Mortgage. In addition, the Company will have the right to purchase the Westin Innisbrook Resort upon a prepayment.

     USE OF THE WESTIN INNISBROOK RESORT. The Westin Innisbrook Resort Owner is obligated to use the Westin Innisbrook Resort for the operation of a golf course and related hotel and conference facilities, and other uses incidental or related thereto.

     BASE INTEREST; PARTICIPATING INTEREST. Annual Base interest payable on the Participating Mortgage on the initial $69,975,000 of principal is equal to $6,739,063, or 9.63% per annum. Advances on the remaining $9 million bear interest at 9.75% per annum. Base Interest is payable monthly in arrears.

     Base Interest is subject to annual increases of 5% per year for five years and, if the Performance Advance is funded, 3% a year for an additional five years.

     The Participating Mortgage provides for the Company to receive, in addition to Base Interest, Participating Interest. Participating Interest is equal to a percentage of gross revenues at the Westin Innisbrook Resort, including golf, food, beverage and hotel room receipts, but excluding various taxes and net of payments made to the condominium owners at the Westin Innisbrook Resort, over a base year revenue of $40.0 million in 1996. Participating Interest is payable in an amount equal to 17% of gross revenue in excess of the base year's gross revenues up to $43 million, 20% of gross revenue between $43 million and $50 million and 25% of gross revenue over $50 million (with the latter two thresholds subject to annual CPI increases). Total annual increases in interest payments under the Participating Mortgage are limited to of 7% for the first five years.

     PURCHASE OF STOCK, OP UNITS AND WARRANTS. The Westin Innisbrook Resort Owner used $8,975,000 of the proceeds of the Participating Mortgage to purchase 274,039 newly issued OP Units, 159,326 newly issued shares of Common Stock and an option to purchase up to 150,000 shares of Common Stock at a price of $26.00 per share (the "Option Shares").

     The right to purchase the Option Shares is exercisable at any time until December 31, 1998. If at the time of exercise the Company does not then have an effective shelf registration statement, the Westin Innisbrook Resort Owner can defer the date it purchases the Option Shares until the date 90 days following the date the Company has an effective shelf registration statement. If the Westin Innisbrook Resort Owner elects to defer such purchase, then (i) it shall have the continuing right to rescind its exercise, in which case its right to purchase the Option Shares shall terminate, and (ii) the purchase price for the Option Shares shall be increased to reflect the increase in the stock price of the Company from the date the Westin Innisbrook Resort Owner exercises its right to purchase the Option Shares and the five-day average trading price of the Company's stock for the period immediately preceding the date the Option Shares are acquired.


     COLLATERAL. Security for the Participating Mortgage consists of "Primary Collateral" and "Additional Collateral." Primary Collateral is not released and remains collateral for the Participating Mortgage throughout its terms. Additional Collateral is subject to certain release provisions upon the attainment of certain coverage ratios based on the net operating income of the Westin Innisbrook Resort compared to the payments under the Participating Mortgage.

     The Primary Collateral consists of the Westin Innisbrook Resort which is owned by the Westin Innisbrook Resort Owner. The hotel and conference facilities at the Westin Innisbrook Resort consists of common areas (generally the conference and restaurant areas) and the hotel rooms. The hotel rooms are condominium units that are individually owned by third parties (with the exception of three units owned by the Westin Innisbrook Resort Owner). The third party owners participate in a rental pool program whereby they lease their units to the hotel operator in return for a percentage of the room revenues. As a result, the Company will not have any direct security interest in the lodging facilities located at the Westin Innisbrook Resort. The primary collateral will consist of the Golf Courses at the Westin Innisbrook Resort and the common area facilities.

     In addition to the Primary Collateral, the Company has a security interest in the Additional Collateral, namely (i) excess land at the Westin Innisbrook Resort which is used for residential and commercial development,
(ii) 79,663 shares of Common Stock and 274,039 OP Units owned by the Westin Innisbrook Resort Owner (an approximate value of $9.1 million at the time of the transaction) and (iii) a first mortgage and a third mortgage on the Tamarron Golf Course and related facilities, an 18-hole destination golf and resort facility owned by the Westin Innisbrook Resort Owner, located near Durango, Colorado.

     The security interest of the Company in the excess land at the Westin Innisbrook Resort will be released by the Company at such time as the net operating income for the Westin Innisbrook Resort equals or exceeds 113.5% of the payment obligation (the "Participating Mortgage Coverage Ratio") under the Participating Mortgage for any 12-month period.

     The shares of Common Stock and OP Units pledged to the Company as collateral for the Participating Mortgage will not be released for two years, and in no event until the Westin Innisbrook Resort Owner's right to receive the Performance Advance has terminated. Beginning in the third year and any time thereafter, one-third of the pledged OP Units and Common Stock will be released at such time as the Participating Mortgage Coverage Ratio exceeds 120%, 130% and 140%, respectively, for the prior two fiscal years. If the Participating Mortgage Coverage Ratio falls below 120% at any time following the release of such pledged shares of Common Stock and OP Units, then the Westin Innisbrook Resort Owner shall be required to retain and not distribute profits until such time as the Westin Innisbrook Resort Owner has retained cash equal to six-months of the then-current Base Interest.

     PURCHASE OPTION. The Company shall have the right to purchase the Westin Innisbrook Resort that is the collateral for the Participating Mortgage at the expiration of the term of the Participating Mortgage, including any early expiration resulting from a default by the borrower thereunder. The purchase price shall equal the lesser of (i) the fair market value of the Westin Innisbrook Resort (but in no event less than the outstanding principal balance of the Participating Mortgage), as determined by third party appraisal, or (ii) 400,000 shares (125,000 shares if a "Transfer Triggering Event" has occurred) of the Company's Common Stock and cancellation of the outstanding principal balance of the Participating Mortgage.

     A "Transfer Triggering Event" is (i) issuance of an interest in the Westin Innisbrook Resort Owner, (ii) sale of all or substantially all of the assets of the Westin Innisbrook Resort Owner, (iii) any transaction pursuant to which the Westin Innisbrook Resort Owner is merged or consolidated into another entity or (iv) any event that directly or indirectly results in the transfer of 5% of the equity interest in the Westin Innisbrook Resort Owner to a third party during the term of the Participating Mortgage, whether voluntary or involuntary. Upon a Transfer Triggering Event, the Company will accrue an additional amount of interest equal to $19 million, discounted to present value on the date of the Transfer Triggering Event, using a discount rate of 11.5% (the "Additional Interest Amount"). The Company will lend such amount to the Borrower. As a result, the Company will be required to recognize income equal to the Additional Interest Amount, but will not receive any additional cash. Interest then accrues on such Additional Interest Amount, but is not paid by the Borrower until the maturity of the Participating Mortgage.

     FIXED INTEREST RATE ESCALATION. The Company is required under GAAP to report interest income from the Participating Mortgage on a straight-line basis over the life of the Participating Mortgage. Based on the Company's estimate of future revenue, the Company will report for GAAP purposes interest revenue exclusive of the Participating Interest equal to approximately 11.5% per year, which initially will exceed cash payments to the Company under the Participating Mortgage.

     TRANSFER RESTRICTIONS. Subject to the Company's purchase option and right of first offer, the Westin Innisbrook Resort Owner generally has the right to transfer the Westin Innisbrook Resort to a third party provided such third party has the financial resources to permit it to satisfy the obligations of the borrower under the Participating Mortgage.

     CAPITAL EXPENDITURE RESERVE. The Westin Innisbrook Resort Owner is obligated to maintain a capital replacement reserve which provides additional collateral for the performance of the Westin Innisbrook Resort Owner's obligations under the Participating Mortgage. The capital replacement reserve is equal to $1,076,850 for 1997 (pro rated for the period the Participating Mortgage is outstanding in 1997), $2 million in 1998, with such amount increased by 3% per annum through 2001 and 4% per annum thereafter. The Westin Innisbrook Resort Owner may use funds in such capital replacement reserve to make capital repairs and improvements at the Westin Innisbrook Resort, subject to certain review and approval rights of the Company. The capital expenditure reserve will be held by Westin.

     WESTIN GUARANTY. Westin currently operates the Westin Innisbrook Resort pursuant to a long-term management agreement. Westin has agreed to pay up to $2.5 million per year to the Westin Innisbrook Resort Owner to supplement results of operations with respect to the operations at the Westin Innisbrook Resort. The Westin Guaranty, which is for a period of up to five years, is released at such time as the operating payments to the Westin Innisbrook Resort Owner exceed 1.14 times the minimum guaranteed payments. The Company has agreed with Westin that in the event the Company forecloses its lien on the Westin Innisbrook Resort, and provided Westin is not in default of its obligations under the Westin management agreement, the Company will permit Westin to continue to manage the Westin Innisbrook Resort.

     RECIPROCAL RIGHT OF FIRST OFFER. The Company has a right of first offer to acquire the Westin Innisbrook Resort if the Westin Innisbrook Resort Owner elects to sell the same on generally the same terms and conditions as granted the Company in connection with a transfer by any lessee of its rights under a Participating Lease. In addition, the Westin Innisbrook Resort Owner has the right of first offer to acquire the Participating Mortgage if the Company elects to sell the same, generally on the same terms and conditions as the right of first offer granted to the Lessees upon a sale by the Company of one of the Golf Courses.

     INSURANCE. The Westin Innisbrook Resort Owner is obligated to carry comparable insurance to the insurance required to be carried by the Lessees under the Participating Leases.

     NON-RECOURSE. The Participating Mortgage is non-recourse to other assets of the Westin Innisbrook Resort Owner and in general may only be satisfied by the Company foreclosing its lien on the Westin Innisbrook Resort and any other collateral then held by the Company.

     RIGHT OF FIRST OFFER TO LEASE ADDITIONAL GOLF COURSES PROXIMATE TO THE WESTIN INNISBROOK RESORT. While the Participating Mortgage is outstanding, the Company may not own or finance any existing golf course located within a 25 mile radius of the Westin Innisbrook Resort without giving the Westin Innisbrook Resort Owner a right of first offer to lease such golf course.

ITEM 3. LEGAL PROCEEDINGS

     Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses which are leased and require each Lessee to maintain insurance for such purposes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders in the fourth quarter of 1997.

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Company's sole class of common stock is traded on the American Stock Exchange (the "AMEX"). Trading of the Company's stock commenced on the AMEX on February 7, 1997. Since then, and through March 25, 1998, the highest reported sale price was $32.375, on March 20, 1998, and the lowest reported sale price was $22.750, on February 7, 1997.

     The following table sets forth for periods shown the high and low sales price for the Company's Common Stock on AMEX and distributions declared.


     1997           High         Low      Distributions
     ----           ----         ---      -------------
Fourth Quarter     29 3/8       25 1/4       $0.41
Third Quarter      28 11/16     26           $0.41
Second Quarter     28 3/4       23 5/8       $0.41
First Quarter      26 1/8       22 3/4       $0.41


SHAREHOLDER INFORMATION

     As of March 15, 1998, the number of holders of record of Common Stock of the Company was approximately 87 and there were 7,631,694 shares outstanding. On that date a total of 12,726,313 OP Units were held by 21 entities, including the Company's two subsidiaries.

DIVIDENDS

     The Company intends to continue to make regular quarterly distributions to its stockholders. The Board of Directors, in its sole discretion, will determine the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. The Company's distributions, for the period from the completion of the IPO to December 31, 1997, was to equal distribution of $1.03 per share of Common Stock, which, on an annualized basis, represents a distribution rate of $1.64 per share. On January 26, 1998, the Board of Directors declared a quarterly dividend distribution of $.41 per share for the quarter ended December 31, 1997 to stockholders of record on February 8, 1998 which was paid on February 10, 1998. For the period ended December 31, 1997, and including payments made for fourth quarter, the distributions represent 88.0% of cash available for distribution. Holders of OP Units will receive distributions on a per unit basis equal to the per share distributions to owners of Common Stock, except that OP Units issued since the prior record date to partners other that GTA GP or GTA LP will receive a pro rata distribution based on duration of ownership.

     The Company expects to maintain its initial distribution rate unless actual results of operations, economic conditions or other factors differ from the results for the twelve months ended December 31, 1997. The Company's actual cash available for distribution will be affected by a number of factors, including Gross Golf Revenues generated at the Golf Courses. The Company anticipates that cash available for distribution will exceed earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current or accumulated earnings and profits for federal income tax purposes, other than capital gain dividends, will be taxable to stockholders as ordinary dividend income. Any dividends designated by the Company as capital gain dividends generally will give rise to capital gain for stockholders. Distributions in excess of the Company's current or accumulated earnings and profits generally will be treated as a non-taxable reduction of a stockholder's basis in the Common Stock to the extent thereof, and thereafter as capital gain. Distributions treated as non-taxable reduction in basis will have the effect of deferring taxation until the sale of a stockholder's Common Stock or future distributions in excess of the stockholder's basis in the Common Stock. Based upon the total estimated cash available for distribution, the Company estimates that none of the Company's expected annual distribution would represent a return of capital for federal income tax purposes. If actual cash available for distribution or taxable income vary from these amounts, or if the Company is not treated as the owner of one or more of the Initial Courses, the percentage of distributions which represents a return of capital may be materially different.

     In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its taxable income (excluding net capital gains). Based on the Company's results of operations for the period from February 12, 1997 through December 31, 1997, the Company was required to distribute approximately $5.2 million in order to maintain its status as a REIT. Since the dividends paid during the Company's fiscal year were less than the required distributions, the Company is permitted to elect and will elect to treat approximately $1.0 million of its fourth quarter 1997 distribution, which was paid in 1998, as having been paid in 1997. Although the Company will claim a deduction for such amounts in determining its 1997 taxable income, the Company's shareholders will not be taxable on such amounts until 1998. Under certain circumstances, the Company may be required to make distributions in excess of cash available in order to meet such distribution requirements.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On November 11, 1996, 1 share of Common Stock was issued by the Company to C.A. Hooks, Jr. This issuance of Common Stock was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. On November 11, 1996 (i) 12,500 OP Units were issued by the Operating Partnership to W. Bradley Blair, II, (ii) 12,500 OP Units were issued to David J. Dick and (iii) 3,750 OP Units were issued to James Hoppenrath. On February 12, 1997 the Operating Partnership issued 4,135,356 OP Units to the Prior Owners in exchange for their interests in the Initial Golf Courses. On June 23, 1997 the Company sold 159,326 shares of Common Stock and the Operating Partnership sold 274,039 OP Units to Golf Hosts, Inc. On August 18, 1997 the company issued 21,429 shares of Common Stock to Granite Golf in connection with the acquisition of Tiburon Golf Club. On September 2, 1997 the Operating Partnership issued 121,529 OP Units to the Prior Owner of Raintree Country Club in exchange for its interest in the Raintree Country Club. On October 17, 1997, the Operating Partnership issued 19,231 OP Units to the Prior Owner of The Club of the Country in exchange for its interest in The Club of the Country. On November 25, 1997, the Operating Partnership issued 24,424 OP Units to the Prior Owner of Black Bear Golf Club for its interest in Black Bear Golf Club. On December 19, 1997, the Operating Partnership issued 169,811 OP Units to the Prior Owner of Wildewood Golf Club and Country Club at Woodcreek Farms for its interest in Wildewood Golf Club and Country Club at Woodcreek Farms. On January 16, 1998, the Operating Partnership issued 52,724 OP Units to the Prior Owner of Mystic Creek Golf Club for its interest in Mystic Creek Golf Club. On February 1, 1998, the Operating Partnership issued 227,347 OP Units to the Prior Owner of Emerald Dunes Golf Course for its interest in Emerald Dunes Golf Course. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth unaudited selected consolidated pro forma financial information for the Company. The pro forma year ended December 31, 1997 is based on actual results of operations for February 12 through December 31, 1997 and pro forma results of operations for January 1 through February 11, 1997. The pro forma operating information for 1996 and 1995 is presented as if the transactions completed at the IPO (the "Formation Transactions") had occurred as of January 1, 1995, except for the Legends of Stonehouse and Royal New Kent which are reflected for those periods in which they were in operation. The pro forma information does not purport to represent what the Company's or Initial Lessees' financial position or results of operations actually would have been had the Formation Transactions, in fact, occurred on such date or at the beginning of the period indicated, or to project the Company's or the Initial Lessees' financial position or results of operation at any future date or any future period.

                              SELECTED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              For the period from    For the year ended   For the year ended  For the year ended
                                                February 12 to       December 31, 1997    December 31, 1996    December 31, 1995
                                               December 31, 1997
                                                                            (Pro forma)          (Pro forma)          (Pro forma)
                                                                            (Unaudited)          (Unaudited)          (Unaudited)

 Participating lease revenue                              $ 14,409             $ 16,152             $ 13,142             $ 11,282
 Participating mortgage interest                             4,318                4,318                 -                    -
                                                         ------------------------------------------------------------------------
                                                            18,727               20,470               13,142               11,282

 Depreciation and amortization                               3,173                3,621                3,080                2,536
 General and administrative                                  2,532                2,743                1,639                1,639
 Interest income                                              (624)                (624)                  --                   --
 Interest expense                                            1,879                1,931                  366                  366
                                                         ------------------------------------------------------------------------
 Total expenses                                              6,960                7,671                5,085                4,541

 Net income before minority interest                        11,767               12,799                8,057                6,741
 Income applicable to minority interest                      5,798                6,328                3,988                3,202
                                                         ------------------------------------------------------------------------

 Net income applicable to common                             5,969                6,471                4,069                3,539
 shareholders
 Earnings per common share - basic                            1.32                 1.47                 1.04                 0.91
 Weighted average number of common shares -                  4,535                4,401                3,910                3,910
 basic

 Earnings per common share - diluted                          1.29                 1.44                 1.04                 0.91
 Weighted average number of common shares -                  4,626                4,492                3,910                3,910
 diluted

 Distribution declared per share and unit                     1.44                 1.64                 1.64                 1.64

 Funds from operations (1)                                  14,899               16,379               11,137                9,277
 Funds from operations per share (1)                          1.65                 1.85                 1.44                 1.25

                                              For the period from    For the year ended   For the year ended  For the year ended
                                                February 12 to       December 31, 1997    December 31, 1996    December 31, 1995
                                               December 31, 1997
                                              -----------------------------------------------------------------------------------
                                                                            (Pro forma)          (Pro forma)          (Pro forma)
                                                                            (Unaudited)          (Unaudited)          (Unaudited)

 Cash flows provided by operating                           13,644               16,379               11,137                9,277
 activities
 Cash flows used in investing activities                   148,738              148,738                  609                  479
 Cash flows provided by financing                           15,062               15,062               13,074                8,821
 activities

 Cash available for distribution                            13,652               15,012               10,528                8,798
 Weighted average common stock and OP Units                  9,030                8,842                7,746                7,447



                                 BALANCE SHEET
                                 (IN THOUSANDS)

                                                        Year Ended
                                                       December 31

                                                1997                  1996
                                                                   (Pro Forma)
                                          -----------------------------------
 Investments in Golf Courses                   $101,044               $62,876
 Mortgage Notes Receivable                     $ 65,129               $  --
 Total Assets                                  $186,306               $86,684
                                               --------               -------
 Mortgages and Notes Payable                   $  4,325               $ 4,325
 Total Liabilities                             $  7,354               $ 4,325
 Minority Interest                             $ 54,625               $42,333
 Stockholders' Equity                          $124,327               $40,126
 Total Liabilities and Stockholders' Equity    $186,306               $86,684
                                               --------               -------


(1) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains of real property, and after adjustments or unconsolidated partnerships and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financial activities as a measure of liquidity. Funds From Operation does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with NAREIT definition may be different that similarly titled measures used by other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent the Company's expectations concerning future events including the following: statements regarding the Company's continuing ability to target and acquire high quality golf courses; the expected availability of the Line-of-Credit ("Credit Facility") and other debt and equity financing; the Lessees' future cash flows, results of operations and overall financial performance; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements appearing elsewhere herein.

OVERVIEW

     Golf Trust of America, Inc. (the "Company") conducts business through Golf Trust of America, LP (the "Operating Partnership"), of which the Company owns a 61.3 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of the Company, along with his affiliates owns 30.1 percent of the Operating Partnership and is a significant lessee. The remaining interest is the Operating Partnership is held by operators of the golf courses, their affiliates and officers of the Company.

     The Company was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The Company's principal business strategy is to acquire upscale golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. In addition to the ability to acquire golf course(s) for cash and/or the assumption of indebtedness, the Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are redeemable by their holder for cash or, at the election of the Company, for shares of Common Stock on a one-for-one basis (their "Redemption Right"). When the Company acquires a golf course in exchange for OP Units, in most instances the seller of the course does not recognize taxable income gain until it exercises the Redemption Right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes its has a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchases, because of (i) its utilization of a multiple independent lessee structure (ii) management's substantial industry knowledge, experience, and relationships within the golf community, (iii) the Company's strategic alliances with prominent golf course operators and (iv) its ability to issue OP Units to golf course owners on a tax-deferred basis.

     The Company commenced operations on February 12, 1997 with the completion of its initial public stock offering (IPO) which raised net proceeds of approximately $73.0 million through the sale of 3,910,000 shares of common stock. The Company contributed the net proceeds in exchange for OP Units representing a then 49 percent interest. Concurrent with the closing of the IPO, the Operating Partnership acquired ten golf courses from their prior owners for an aggregate of approximately $6.2 million in cash, $47.5 million in repayment of mortgage and other indebtedness, and 4.1 million Operating Partnership units representing another 51.1 percent interest.

     In November 1997, the Company completed a follow-on offering of 3,450,000 shares of common stock. The Company contributed the net proceeds of approximately $82.7 million to the Operating Partnership in exchange for additional OP Units. The Operating Partnership used the net proceeds to repay approximately $60.6 million outstanding under the Credit Facility which had been used primarily for golf course acquisitions.

     Between the IPO and December 31, 1997, the Operating Partnership has acquired an additional participating interest in 12 golf courses. Eight of the courses were acquired for an aggregate of approximately $29.7 million in cash and in repayment of mortgage indebtedness, and $11.5 million in OP Units (approximately 679,000 Units) and shares (approximately 21,000 shares) of the Company's common stock. The participating interest in the other four courses was obtained through a participating mortgage agreement of approximately $69.975 million.

     Subsequent to December 31, 1997, the Company has acquired interests in an additional six courses for an aggregate of approximately $79.6 million in cash and in repayment of indebtedness and the assumption of $12.9 million in mortgage indebtedness and $7.6 million in OP Units (approximately 280,000 Units).

     The Company's primary sources of revenue are Lease Payments under the Participating Leases and mortgage payments under the Participating Mortgage. The Company generally participates in the increase in gross golf revenues over the base year. Base Rent will increase each year by the Base Rent Escalator during the first five years of the lease term. The Base Rent Escalator generally equals the lesser of (i) 3% or (ii) 200% of the change in the CPI over the prior year. Annual increases in Lease Payments are generally limited to a maximum of 5% for the first five years of the lease term.

     Management believes the principal source of growth in Gross Golf Revenues at the Golf Courses will be increased green fees, cart fees, and other related fees (due to increases in rounds and/or rates). In order to achieve higher revenues, management believes the Lessees will need to continue to offer golfers a high quality golf experience as it relates to the pace of play, condition of the Golf Course and overall quality of the facilities and services.

RESULTS OF OPERATIONS OF THE COMPANY

     FOR THE PERIOD FROM FEBRUARY 12 TO DECEMBER 31, 1997

     For the period from February 12 to December 31, 1997, the Company received $18,727,000 in revenue from the Participating Leases and the Mortgage Note Receivable. Included in revenue was $280,000 in Participating Rent.

     Expenses before minority interest, totaled $6,960,000 for the period from February 12 to December 31, 1997, reflect depreciation and amortization, general and administrative expenses, interest income and expense.

     For the period from February 12 to December 31, 1997, net income before minority interest was $11,767,000 and net income was $5,969,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash flow from operating activities for the period from February 12 to December 31, 1997, was $13,644,000. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization and working capital changes. Cash flows used in investing activities reflect increases in the mortgage receivable related to the Innisbrook facility of $64,406,000 and golf course acquisitions of $84,332,000. Cash flows provided by financing activities, totaling $150,062,000 represents the borrowing net of loan costs of $2,877,000 under the Credit Facility (discussed below) and offering proceeds of $150,720,000 less dividends and partner distributions totalling $8,535,000.

     Concurrent with the closing of the IPO, the Company borrowed approximately $4,325,000 that, together with the net proceeds of the IPO, was used to retire mortgage indebtedness and other debt of the Prior Owners, to fund the cash portion of the purchase of the Initial Courses and to provide initial working capital. The Company has agreed to maintain approximately $18,000,000 of indebtedness for up to 10 years to accommodate two Prior Owners' efforts to seek to minimize certain adverse tax consequences from their contribution of two courses to the Company.

     On June 20, 1997, the Company entered into the Credit Facility to be used primarily for the acquisition of additional golf courses, but a portion of which may also be used for acquisition of expansion facilities, for capital expenditures or for general working capital purposes. On February 27, 1998, the Company amended and restated the Credit Facility to increase the amount available to $125 million on an unsecured basis. Up to 20% of the Credit Facility may be used for working capital needs. The Credit Facility availability is limited to "unencumbered pool calculation" as defined in the Credit Facility. Financial covenants include, among others, net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to Board of Directors. At the present time, these covenants have been met. Prior to amendment, the Company had a $100 million secured revolving Credit Facility carried a floating interest rate of LIBOR plus 1.75% (7.72% at December 31, 1997.)

     The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. The Company anticipates that future acquisitions would be funded with debt financing provided by the Credit Facility, the issuance of OP Units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. The Company currently has no binding agreement to acquire any additional golf courses. The Company is in active negotiations regarding the acquisition of additional golf courses, although there can be no assurance that the Company will acquire any of these golf courses.

     The Company's acquisition capabilities are enhanced by its existing capital structure. The Company intends to maintain a capital structure with consolidated indebtedness representing no more than 50% of its total market capitalization.

     Except for the courses where the Company has agreed in advance to expand or improve the course, the Participating Leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses in the Capital Replacement Fund. The Capital Replacement Fund is funded by the payment of additional rent from the Lessees. The Lessees will fund any capital expenditures in excess of such amounts. For the year ended December 31, 1997, the Company had reserved $524,000.

     Currently, the Company has agreed to fund the construction of an additional nine holes at Northgate Country Club ("Northgate") ($3.0 million), purchase a clubhouse being constructed at Woodlands ($750,000), fund the construction at Lost Oaks of Innisbrook for renovations to the clubhouse and golf course ($1.25 million), fund a working capital line at Tiburon Golf Course ($150,000), fund the renovations to the conference facilities and construction of an additional nine holes at the Westin Innisbrook Resort ($9.0 million), fund a working capital line at Bonaventure Golf Course ($750,000) and pay for renovations at that course ($3.15 million) and to fund a working capital line at Sandpiper Golf Course ($5.0 million) and pay for renovations at that course ($6.0 million).

PRO FORMA RESULTS OF OPERATIONS OF THE COMPANY

     FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     On a pro forma basis for the years ended December 31, 1997 and 1996, the Company would have received $20,470,000 and $13,142,000 in revenue from the Participating Leases and the Mortgage Note Receivable. Included in revenue was $280,000 in Participating Rent for 1997. The 1997 pro forma results have been computed using actual results for 1997 and projected results for the period from January

1 to February 12, while the 1996 pro forma results have been computed as if the initial ten courses were purchased on January 1, 1996.

     Pro forma expenses before minority interest, would have totaled $7,671,000 and $5,085,000 for the years ended December 31, 1997 and 1996.
The $2,586,000 increase is due primarily to additional depreciation ($541,000), additional general and administrative costs ($1,104,000 - the majority of which is related to salary and bonus amounts), interest income ($624,000 resulting from investment of temporary cash balances) and additional interest expense ($1,565,000 for the purchase of golf courses).

     Pro forma net income for the years ended December 31, 1997 and 1996 would have been $6,471,000 and $4,069,000.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

     Funds From Operations and Cash Available for Distribution are calculated as follows:

                                      Period From
                                      February 12,    Year Ended    Year Ended
                                          1997       December 31,  December 31,
                                     (Inception of    1997 (Pro      1996 (Pro
                                      Operations)       forma)        forma)
                                      through Dec.
                                        31, 1997
 Income before minority interest. .        $ 11,767       $ 12,799    $  8,057
 Depreciation and amortization
 for real estate assets . . . . . .           3,132          3,580       3,080
                                           --------       --------    --------

 Funds From Operations. . . . . . .          14,899         16,379      11,137
                                           --------       --------    --------
                                           --------       --------    --------
 Adjustments:
 Noncash mortgage interest. . . . .            (723)          (723)         --
 Capital expenditure reserve. . . .            (524)          (644)       (609)
                                           --------       --------    --------

 Cash Available for Distribution. .        $ 13,652       $ 15,012    $ 10,528
                                           --------       --------    --------
                                           --------       --------    --------


     Noncash mortgage interest represents the difference between interest revenue on the Participating Mortgage reported by the Company in according with GAAP and the actual cash payment to be received by the Company. Subject to certain exceptions, the Participating Leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses in the Capital Replacement Fund which is funded by the payment of additional rent. The Lessees will fund any capital expenditures in excess of such amounts.

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


ITEM 9. CHANGES IN THE COMPANY'S CERTIFYING PUBLIC ACCOUNTANT

     On February 26, 1997, the Company dismissed Price Waterhouse LLP as independent accountants. Effective February 28, 1997, the Company engaged BDO Seidman, LLP as principal accountants. The decision to change accountants was approved by the Audit Committee and ratified by the Board of Directors of the Company.

     The Company was formed on November 8, 1996. Its balance sheet as of November 8, 1996 was audited by Price Waterhouse LLP. The balance sheet and the report of Price Waterhouse LLP thereon were included in the Company's Form S-11 which was declared effective by the Securities and Exchange Commission on February 6, 1997. In connection with Price Waterhouse LLP's audit of the November 8, 1996 balance sheet and through February 26, 1997, there were no disagreements between the Company and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the November 8, 1996 balance sheet and there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     The report of Price Waterhouse LLP on the Registrant's November 8, 1996 balance sheet did not contain an adverse opinion or a disclaimer of opinion and the report was not qualified or modified as to uncertainty, audit scope or accounting principles.



                                      PART III

     CERTAIN INFORMATION REQUIRED IN PART III IS OMITTED FROM THIS REPORT BUT WILL BE INCLUDED IN A DEFINITIVE PROXY STATEMENT WHICH THE COMPANY WILL FILE WITHIN 120 DAYS OF THE END OF ITS FISCAL YEAR PURSUANT TO REGULATION 14A FOR ITS ANNUAL MEETING OF SHAREHOLDERS TO BE HELD IN MAY 1998 (THE "PROXY STATEMENT").


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Proxy Statement under the caption "Election of Directors" is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information contained in the Proxy Statement under the caption "Certain Relationships and Transactions" is incorporated herein by this reference.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)

     1)   FINANCIAL STATEMENTS

               The financial statements filed as part of this Annual Report on Form 10-K are listed on page F-1

     2)   FINANCIAL STATEMENT SCHEDULES

               Schedule III - Real Estate and Accumulated Depreciation (see page S-1)
               Schedule IV - Mortgage Loans on Real Estate (see page S-2)

     3)   EXHIBITS

               The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index which follows the financial statements.

b)   REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed during the 4th Quarter of 1997.

                                FINANCIAL STATEMENTS

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report for the year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 26, 1998.

                                   GOLF TRUST OF AMERICA, INC.

                                   By:         /S/ W. Bradley Blair, II
                                        -----------------------------------
                                        W. Bradley Blair, II
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

       SIGNATURE                TITLE                      DATE
       ---------                -----                      ----

/S/ W. Bradley Blair        President, Chief           March 26, 1998
------------------------    Executive Officer and    ------------------
 W. Bradley Blair, II       Chairman of the Board
                            of Directors



/S/ David J. Dick           Executive Vice             March 26, 1998
------------------------    President and Director   ------------------
     David J. Dick


/S/ Scott D. Peters         Senior Vice President      March 26, 1998
------------------------    and Chief Financial      ------------------
    Scott D. Peters         Officer


/S/ Larry D. Young          Director                   March 26, 1998
------------------------                             ------------------
    Larry D. Young


/S/ Roy C. Chapman          Director                   March 26, 1998
------------------------                             ------------------
    Roy C. Chapman


/S/ Raymond V. Jones        Director                   March 26, 1998
------------------------                             ------------------
   Raymond V. Jones


/S/ Fred W. Reams           Director                   March 26, 1998
------------------------                             ------------------
     Fred W. Reams


/S/ Edward L. Wax           Director                   March 26, 1998
------------------------                             ------------------
   Edward L. Wax

                                FINANCIAL INFORMATION

GOLF TRUST OF AMERICA, INC.

  Report of Management . . . . . . . . . . . . . . . . . . . . .      F-1

  Report of Independent Certified Public Accountants . . . . . .      F-2

  Consolidated Balance Sheets as of December 31,
   1996 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .      F-3

  Consolidated Statement of Income for the Period from
   February 12, 1997 through December 31, 1997 . . . . . . . . .      F-4

  Consolidated Statement of Stockholders' Equity from
   February 12, 1997 through December 31, 1997 . . . . . . . . .      F-5

  Consolidated Statement of Cash Flows from
   February 12, 1997 through December 31, 1997 . . . . . . . . .      F-6

  Notes to Consolidated Financial Statements . . . . . . . . . .      F-7



LEGENDS GOLF


  Report of Independent Certified Public Accountants . . . . . .      F-17

  Analysis of Legends Golf Financial Information . . . . . . . .      F-18

  Combined Balance Sheets--December 31, 1996 and 1997. . . . . .      F-21

  Combined Statements of Operations--Years Ended
   December 31, 1995, 1996, and 1997 . . . . . . . . . . . . . .      F-22

  Combined Statements of Owners' Equity--Years Ended
   December 31, 1995, 1996, and 1997 . . . . . . . . . . . . . .      F-23

  Combined Statements of Cash Flows--Years Ended
   December 31, 1995, 1996, and 1997 . . . . . . . . . . . . . .      F-24

  Notes to Combined Financial Statements . . . . . . . . . . . .      F-25

                                 REPORT OF MANAGEMENT

       The consolidated financial statements and other financial information of Golf Trust of America, Inc. in this report were prepared by management which is responsible for their contents. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the company in conformity with generally accepted accounting principles.

       The Company maintains a system of internal accounting controls and procedures which is intended, consistent with reasonable cost, to provide reasonable assurance that transactions are executed as authorized, that they are included in the financial records in all material respects, and that accountability for assets is maintained. The accounting controls and procedures are supported by careful selection and training of personnel and a continuing management commitment to the integrity of the system.

       The financial statements have been audited to the extent required by generally accepted auditing standards by BDO Seidman, LLP independent auditors. The independent auditors have evaluated the Company's internal control structure and performed tests of procedures and accounting records in connection with the issuance of their report on the fairness of the financial statements.

       The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the company. The Audit Committee meets with representatives of management and the independent auditors, both separately and jointly. The Committee discusses with the independent auditors and approves in advance the scope of the audit, reviews with the independent auditors the financial statements and their auditors' report, consults with and reviews management's administration of the system of internal accounting controls. The Committee reports to the Board on its activities and findings.



W. Bradley Blair                                  Scott D. Peters
Chairman, President and CEO                       Senior Vice President and CFO

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Stockholders of Golf Trust of America, Inc.

     We have audited the accompanying consolidated balance sheets of Golf Trust of America, Inc. and subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the period from February 12, 1997 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from February 12, 1997 through December 31, 1997, in conformity with generally accepted accounting principles.



March 9, 1998
Charlotte, North Carolina                                       BDO Seidman, LLP

                             GOLF TRUST OF AMERICA, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                         DECEMBER 31,
                                                  ---------------------------
                                                     1996            1997
                                                  ---------------------------
ASSETS

Property and equipment: (Notes 3 and 6)
  Land . . . . . . . . . . . . . . . . . . . . . .   $  -         $ 25,796
  Golf course improvements . . . . . . . . . . . .      -           58,494
  Buildings. . . . . . . . . . . . . . . . . . . .      -           22,199
  Furniture, fixtures, and equipment . . . . . . .      -            8,556
                                                     ----         --------

Total property and equipment . . . . . . . . . . .      -          115,045
  Less accumulated depreciation. . . . . . . . . .      -           14,001
                                                     ----         --------

Property and equipment, net. . . . . . . . . . . .      -          101,044
                                                     ----         --------

Mortgage notes receivable (Note 4) . . . . . . . .      -           65,129

Cash and cash equivalents  . . . . . . . . . . . .      -           14,968
Receivable from affiliates (Note 8) . . . . . .  .      -            1,004
Other assets . . . . . . . . . . . . . . . . . . .      -            4,161
                                                     ----         --------

Total assets . . . . . . . . . . . . . . . . . . .   $  -         $186,306
                                                     ----         --------
                                                     ----         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable (Note 6) . . . . . . . . . . . . . .   $  -         $  4,325
Accounts payable and other liabilities . . . . . .      -            3,029
                                                     ----         --------

Total liabilities. . . . . . . . . . . . . . . . .      -            7,354
                                                     ----         --------

Minority interest. . . . . . . . . . . . . . . . .      -           54,625
                                                     ----         --------

Commitments (Note 5)

Stockholders' equity (Note 7):
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued. . . . . .      -                -

  Common stock, $.01 par value, 90,000,000 shares
    authorized, 7,610,755 shares issued and
    outstanding. . . . . . . . . . . . . . . . . .      -               76
  Additional paid-in capital . . . . . . . . . . .      -          127,488
  Retained earnings. . . . . . . . . . . . . . . .      -            1,774
  Unamortized restricted stock compensation. . . .      -           (1,713)
  Note receivable from stock sale (Note 4) . . . .      -           (3,298)
                                                     ----         --------

Stockholders' equity . . . . . . . . . . . . . . .      -          124,327
                                                     ----         --------

Total liabilities and stockholders' equity . . . .   $  -         $186,306
                                                     ----         --------
                                                     ----         --------

               See accompanying notes to consolidated financial statements.

                             GOLF TRUST OF AMERICA, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                                    (IN THOUSANDS)

                                                         PERIOD FROM
                                                         FEBRUARY 12
                                                           THROUGH
                                                         DECEMBER 31,
                                                             1997
                                                         ------------
REVENUES:
  Rent from affiliates (Note 8). . . . . . . . . .         $ 10,802
  Rent . . . . . . . . . . . . . . . . . . . . . .            3,607
  Mortgage interest (Note 4) . . . . . . . . . . .            4,318
                                                           --------

Total revenues . . . . . . . . . . . . . . . . . .           18,727
                                                           --------

EXPENSES:
  Depreciation and amortization. . . . . . . . . .            3,173
  General and administrative . . . . . . . . . . .            2,532
                                                           --------

Total expenses . . . . . . . . . . . . . . . . . .            5,705
                                                           --------

Operating income . . . . . . . . . . . . . . . . .           13,022
                                                           --------

OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . .              624
  Interest expense . . . . . . . . . . . . . . . .           (1,879)
                                                           --------

Total other income (expense) . . . . . . . . . . .           (1,255)
                                                           --------

Net income before minority interest. . . . . . . .           11,767
Income applicable to minority interest . . . . . .            5,798
                                                           --------

Net income . . . . . . . . . . . . . . . . . . . .         $  5,969
                                                           --------
                                                           --------

Basic earnings per share . . . . . . . . . . . . .         $   1.32
                                                           --------
                                                           --------

Weighted average number of shares. . . . . . . . .            4,535
                                                           --------
                                                           --------

Diluted earnings per share . . . . . . . . . . . .         $   1.29
                                                           --------
                                                           --------

Weighted average number of shares. . . . . . . . .            4,626
                                                           --------
                                                           --------

               See accompanying notes to consolidated financial statements.

                            GOLF TRUST OF AMERICA, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)



                                                                                                           NOTE
                                            COMMON STOCK         ADDITIONAL                             RECEIVABLE     TOTAL
                                       ---------------------      PAID-IN      RETAINED     UNEARNED    FROM STOCK  STOCKHOLDERS'
                                       SHARES         AMOUNT      CAPITAL      EARNINGS   COMPENSATION     SALE        EQUITY
                                       ------         ------     ----------    --------   ------------  ----------  ------------
BALANCE, February 12, 1997 . . . .        -          $-         $    -         $  -       $   -         $  -          $   -
Proceeds from Initial
  Public Offering. . . . . . . . .      3,910          39         82,071          -           -            -           82,110
Payment of underwriters discount
  and initial offering costs . . .        -           -           (9,055)         -           -            -           (9,055)
Adjustment for minority
  interest in operating
  partnership. . . . . . . . . . .        -           -          (33,882)         -           -            -          (33,882)
Issuance of shares in exchange
  for note . . . . . . . . . . . .        159           2          3,296          -           -         (3,298)           -
Issuance of shares for
  acquisition. . . . . . . . . . .         22         -              600          -           -            -              600
Issuance of restricted stock . . .         70           1          1,827          -        (1,828)         -              -
Proceeds from follow-on
  offering . . . . . . . . . . . .      3,450          34         88,372          -           -            -           88,406
Payment of underwriters
  discount and costs . . . . . . .        -           -           (5,741)         -           -            -           (5,741)
Amortization of restricted
  stock compensation . . . . . . .        -           -              -            -           115          -              115
Dividends. . . . . . . . . . . . .        -           -              -         (4,195)        -            -           (4,195)
Net income . . . . . . . . . . . .        -           -              -          5,969         -            -            5,969
                                        -----        ----       --------       ------     -------      -------       --------

BALANCE, December 31, 1997 . . . .      7,611        $ 76       $127,488       $1,774     $(1,713)     $(3,298)      $124,327
                                        -----        ----       --------       ------     -------      -------       --------
                                        -----        ----       --------       ------     -------      -------       --------


         See accompanying notes to consolidated financial statements.

                            GOLF TRUST OF AMERICA, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                                          PERIOD FROM
                                                                                          FEBRUARY 12
                                                                                            THROUGH
                                                                                          DECEMBER 31,
                                                                                              1997
                                                                                          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  5,969
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .               3,173
    Loan cost amortization . . . . . . . . . . . . . . . . . . . . . . . . . .                 280
    Straight-line interest . . . . . . . . . . . . . . . . . . . . . . . . . .                (723)
    Amortization of restricted stock
      compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 115
    Income applicable to minority interest . . . . . . . . . . . . . . . . . .               5,798
    Increase in receivable from affiliates . . . . . . . . . . . . . . . . . .              (1,004)
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . .              (2,993)
    Increase in accounts payable and other
      liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,029
                                                                                          --------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .              13,644
                                                                                          --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements. . . . . . . . . . . . . . . . . .             (84,332)
  Increase in mortgage notes receivable. . . . . . . . . . . . . . . . . . . .             (64,406)
                                                                                          --------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . .            (148,738)
                                                                                          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit . . . . . . . . . . . . . . . . . . . . . .               4,325
  Loan costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,448)
  Net proceeds from issuance of common stock . . . . . . . . . . . . . . . . .             155,720
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . .              (4,340)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (4,195)
                                                                                          --------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . .             150,062
                                                                                          --------
Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,968
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .                -
                                                                                          --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .            $ 14,968
                                                                                          --------
                                                                                          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid during the period. . . . . . . . . . . . . . . . . . . . . . .            $  1,829

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Net assets of Legends golf transferred to
    the Company (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    981
  OP Units issued in golf course acquisitions. . . . . . . . . . . . . . . . .            $ 18,304
  Common stock issued in golf course acquisition . . . . . . . . . . . . . . .            $    600




             See accompanying notes to consolidated financial statements

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The principal business strategy of the Company is to acquire upscale golf courses and to lease the golf courses pursuant to long-term triple net leases to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership"). Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 60.0% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2% interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 59.8% interest therein.

     The Company commenced operations on February 12, 1997 with the completion of its initial public stock offering ("IPO") which raised net proceeds of approximately $73.0 million through the sale of 3,910,000 shares of common stock. The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a then 48.6% interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses.

     Seven of the courses were acquired from Legends Golf in exchange for 3,738,556 OP Units which represents 30.1% of OP Units outstanding at December 31, 1997 and the repayment of debt. Legends Golf is a group of companies controlled by Larry D. Young, a director of the Company, and is a lessee.

     In November 1997, the Company completed a follow-on equity offering of 3,450,000 shares of common stock. The Company contributed the net proceeds of approximately $82.7 million to the Operating Partnership to repay approximately $60.6 million under the line of credit which has been used primarily for golf course acquisitions.

     An OP Unit and share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership. OP Unit holders have the right subject to certain terms and conditions, to convert their OP Units to shares of Common Stock or to cash at the discretion of the Company. In 1998, 2,407,274 of the OP Units will become convertible.

     In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of preserving the Company's REIT qualification, the Certificate of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person. Thus, although an OP Unit is convertible into a share of Common Stock, the conversion of the majority of the OP Units owned by affiliates of Larry D. Young is restricted by the Company and the ownership limitations in order to preserve its REIT status.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

     Minority interest represents the OP Units not held by GTA GP and GTA LP. Minority interest is adjusted for the OP Unit holders proportionate share of net income or distributions.

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

     The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) for amounts up to $100,000 per institution. At December 31, 1997, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution. Rents and interest receivable from the Company's lessees and mortgagee, payable in arrears for the preceding month, were collected subsequent to the issuance of this report.

     Concentration of credit risk with respect to the Company's portfolio of 22 golf courses:

                                                REVENUE
                                                AMOUNTS
                                             (IN THOUSANDS)     PERCENTAGE
                                             --------------     ----------
                Myrtle Beach, SC Area (1)         $  7,526         40%
                Florida                              4,510         24%
                Virginia (1)                         3,276         17%
                Other                                3,415         19%
                                                  --------        ---

                                                  $ 18,727        100%
                                                  --------        ---
                                                  --------        ---

     (1) The courses located in Myrtle Beach and Virginia are operated by Legends Golf.

     The Company mitigates concentration of credit risk with respect to its leases by requiring collateral up to 15% of the initial purchase price.

      The Company is also subject to a concentration of credit risk from the participating mortgage. The Company has evaluated the credit worthiness of the borrower and its affiliates and has obtained a security interest in the property and equipment of the borrower. The Company has also obtained a limited guarantee of the debt service from the operator of the resort.


     PROPERTY AND EQUIPMENT

     Property and equipment is carried at the lower of cost or net realizable value except for the golf courses acquired from Legends Golf which are carried at the prior basis of Legends Golf. Cost includes purchase price, closing costs and other direct costs associated with the purchase. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                Golf course improvements               15 years
                Buildings and improvements             30 years
                Furniture, fixtures, and
                  equipment                           3-8 years

     The leases presently provide that at the end or termination of the existing leases, all improvements and fixtures placed on the rental property become property of the Company. In addition, the leases provide for a capital replacement reserve to be established by the Company for each property. The Company will approve disbursements from this fund for capital improvements to the properties and the acquisition of equipment.

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT (CONTINUED)

     The Company assesses whether there has been a permanent impairment in the value of rental property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment of loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of the property. Management believes no permanent impairment has occurred in its net property carrying values.

     INCOME TAXES

     The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company paid distributions to stockholders of $1.03 per share in 1997, all of which is ordinary income.

     LOAN COSTS

     Loan costs, included in other assets, are amortized over the contractual term of the agreement. Accumulated amortization of these costs at December 31, 1997 was approximately $280,000.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     In 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company retained the "intrinsic value" method of accounting for its plan in accordance with Accounting Principle Board (APB) Opinion No. 25, and, therefore, recognized no compensation expense for stock opinions. For disclosure purposes only, the Black-Scholes option pricing model was used to calculate the "fair values" of stock options.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, EARNINGS PER SHARE. It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. Adoption of SFAS No. 128 did not have a material impact on the Company's earnings per share, financial condition, or results of operations.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosure, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement provides guidelines for disclosure of financial performance data for identifiable business units and is effective for fiscal years beginning after December 15, 1997, and when adopted, will not affect the Company's current disclosures.

     In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS. This statement standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for years beginning after December 15, 1997, and when adopted, will not affect the Company's current disclosures.


3.   ACQUISITION OF GOLF COURSES

     On February 12, 1997, concurrent with the initial public offering of the Company's stock, the Company acquired ten initial golf courses in exchange for the issuance of 4.1 million OP units, the repayment of $47.5 million of notes payable and affiliate debt, and $6.2 million cash. The seven golf courses acquired from Legends Golf have been accounted for at a carryover basis as Legends Golf is considered the accounting acquirer under APB Opinion No. 16. The value of the OP Units issued and debt assumed was approximately
$73.7 million greater than the carryover basis of Legends Golf.

     During 1997, the Company purchased an additional 8 golf courses for an aggregate initial investment of approximately $41.2 million including OP Unit value. The aforementioned golf courses are leased to third party operators pursuant to long-term triple net leases.

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   ACQUISITION OF GOLF COURSES (CONTINUED)

     The following is a summary of the acquisitions for 1997:


 ACQUISITION  COURSE NAME                    LOCATION                  COST
     DATE                                                         (IN THOUSANDS)
--------------------------------------------------------------------------------
02/12/97      Heathland, Parkland, Moorland  Myrtle Beach, SC         $18,816
02/12/97      The Heritage Club              Pawleys Island, SC         4,800
02/12/97      Legends of Stonehouse          Williamsburg, VA          10,571
02/12/97      Olde Atlanta Golf Club         Atlanta, GA                7,569
02/12/97      Oyster Bay Golf Links          Sunset Beach, NC           2,016
02/12/97      Royal New Kent                 Providence Forge, VA      10,945
02/12/97      The Woodlands Golf Course      Gulf Shores, AL            6,047
02/13/97      Northgate Country Club         Houston, TX               12,610
08/19/97      Tiburon Golf Club              Omaha, NE                  6,003
09/02/97      Raintree Country Club          Akron, OH                  4,563
09/30/97      Eagle Watch Golf Club          Atlanta, GA                6,400
10/02/97      Lost Oaks of Innisbrook        Tampa, FL                  5,876
10/17/97      The Club of the Country        Overland Park, KS          3,083
11/25/97      Black Bear Golf Club           Orlando, FL                4,784
12/19/97      Wildewood Country Club         Columbia, SC               4,000
12/19/97      Country Club at Woodcreek      Columbia, SC               6,521
              Farms                                                  --------

                                                                     $114,604
                                                                     --------
                                                                     --------

4.   MORTGAGE NOTES RECEIVABLE

     On June 23, 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC. The loan is secured by the Westin Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. Additional collateral includes excess land at the Westin Innisbrook Resort and a first and third mortgage on the Tamarron Golf Course. Except for the Westin Innisbrook Resort, the collateral may be released upon the achievement of certain performance levels. The operator of the resort, Westin, has guaranteed up to $2.5 million of debt service for each of the first five years.

     The initial loan of $69.975 million is being followed by a $9 million loan, which is being used for a nine-hole expansion and other improvements to the Westin Innisbrook Resort facilities. The loan term is 30 years, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year. No participating interest was received for the period ended December 31, 1997.

     Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units, 159,326 shares of common stock of the Company and an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26 per share, exercisable before December 31, 1998 (subject to extension in certain circumstances). The $5,677,000 used to purchase the OP Units has been recorded as an adjustment to minority interest and the $3,298,000 used to purchase common stock has been recorded as a reduction of stockholders' equity. The OP Units and 79,663 shares are pledged as collateral against the loan.

     The Company recognizes interest income on a straight-line basis. Interest income for this mortgage recognized was approximately $723,000 in excess of the cash received for the period from February 12 to December 31, 1997.

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   COMMITMENTS

     LEASES

     Typically, the Company leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2%-5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. The capital replacement reserve is funded by additional rent from the lessee. At December 31, 1997, the amount reserved was $524,000.

     Scheduled future minimum rents to be received by the Company under the Leases are as follows for the year ending:

                                                             AMOUNT
                                                           ----------
                                                               IN
                                                           (THOUSANDS)
                     1998 . . . . . . . . . . . . . . . .  $  19,916
                     1999 . . . . . . . . . . . . . . . .     19,916
                     2000 . . . . . . . . . . . . . . . .     19,916
                     2001 . . . . . . . . . . . . . . . .     19,916
                     2002 . . . . . . . . . . . . . . . .     19,916
                     Thereafter . . . . . . . . . . . . .     65,185
                                                           ---------
                                                           $ 164,763
                                                           ---------
                                                           ---------

     The non-cancelable leases provide for the Company to receive the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will generally be paid to the Company each year in the amount, if any, by which the sum of 33 1/3% of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Participating rent was $280,000 for the period ended December 31, 1997. The base rent will generally be increased each year by the lesser of (i) 3% or (ii) 200% of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the initial lease term.

     COURSE EXPANSIONS

     The Company has agreed to fund certain improvements and expansions for approximately $14.0 million. The Company charges a market interest rate for construction loans. Base rents will be increased as improvements are funded. Additional commitments of approximately $5.9 million will be available for working capital needs during periods of construction. In addition, the Company has a remaining commitment to provide an additional $6.0 million under the Participating Mortgage.

6.   NOTE PAYABLE

     Under the terms of the Purchase and Contribution Agreement with one of the prior owners, the Company is required to maintain a minimum loan balance of $4,325,000, which is guaranteed by the prior owner.


     Prior to amendment and restatement as discussed below, the Company had available an $100 million secured revolving Credit Facility which carried a floating interest rate of LIBOR plus 1.75% (7.72% at December 31, 1997.)

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTE PAYABLE (CONTINUED)

     On February 27, 1998, a consortium of banks, co-led by NationsBank, N.A. and Bank of America NT & SA, amended and restated the Credit Facility to increase the amount available to $125 million on an unsecured basis. Up to 20% of the Credit Facility may be used for working capital needs. The Credit Facility availability is limited to the unencumbered pool calculation as defined in the Credit Facility. Financial covenants include minimum requirement for net worth, liquidity and cash flow. Non-financial covenants include, among others, restrictions on loans outstanding, construction in progress, loans to officers and changes to the Board of Directors. These covenants have been met.

7.   STOCK OPTIONS AND AWARDS

     The Company issues stock options and restricted stock to employees under plans subject to approved by stockholders. Options are generally awarded with the exercise price equal to the market price at the date of grant and become exercisable in three years.

     In February 1997, the Company adopted the 1997 Stock Incentive Plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, the Compensation Committee of the Board of Directors may grant stock awards relating to 500,000 shares of Common Stock. Option grants, under the Stock Incentive Plan, vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. All 500,000 shares have been granted during 1997.

     In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors' Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. Under the Directors' Plan, 20,000 options which vest immediately, have been granted leaving 80,000 available for future grants.

     In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee of the Board of Directors is authorized to grant awards totaling 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Restricted stock grants vest 25% per year from the date of grant. At December 31, 1997, 110,000 shares remain available for options and restricted stock grants. Subsequent to year-end, an additional 50,000 options were granted to a new employee.

     The New 1997 Plan provides that the Company may grant stock options or restricted stock to executive officers and other key employees. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the Stock Incentive Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $0.01 and will vest over four-year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the four-year vesting period. Such expense amounted to approximately $115,000 for the period ended 1997.

     On September 19, 1997, the Company issued 70,000 restricted common shares to officers of the Company under the New 1997 Plan. These shares were issued for $.01 when the market price was $26.1875. Subsequent to year end, loans of approximately $525,000, secured by shares or OP Units, were made to two officers for the payment of related taxes. On January 1, 1998 the Company issued 20,939 restricted common shares to officers of the Company under the New 1997 Plan. These shares were issued for $0.01 when the market price was $29.00.

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND AWARDS (CONTINUED)

     Transactions involving the plans are summarized as follows:


                                                      Weighted
Option Shares                              Shares     Average
-------------                              -------    --------
Outstanding at February 12, 1997 . . . .       -        $  -
Granted. . . . . . . . . . . . . . . . .   940,000       23.88
Exercised. . . . . . . . . . . . . . . .       -           -
Expired and/or canceled. . . . . . . . .       -           -
                                           -------      ------
Outstanding at December 31, 1997 . . . .   940,000      $23.88
                                           -------      ------
                                           -------      ------

                  OPTIONS OUTSTANDING

     RANGE OF                REMAINING      AVERAGE
     EXERCISE               CONTRACTUAL     EXERCISE     OPTIONS EXERCISABLE
      PRICE       SHARES    LIFE (years)     PRICE         SHARES    PRICE
    ------------------------------------------------      ----------------
    $21           335,000            9.1      $21.00       20,000   $21.00
    $24 - $26     605,000            9.3      $25.48          -        -


    Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used, are as follows:

                                                                 PERIOD FROM
                                                                 FEBRUARY 12
                                                                   THROUGH
                                                                 DECEMBER 31,
                                                                     1997
-------------------------------------------------------------------------------

Basic earnings per share
  As reported                                                        $1.32
  Pro forma                                                          $1.03
Diluted earnings per share
  As reported                                                        $1.29
  Pro forma                                                          $1.01
Black-Scholes assumptions*
  Risk-free interest rate                                            6.00%
  Dividend yield                                                     5.66%
  Stock volatility                                                  17.14%
  Expected option life                                             3 years
*Weighted-averages

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   STOCK OPTIONS AND AWARDS (CONTINUED)

     EMPLOYEE STOCK PURCHASE PLAN

     Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on grant date or exercise date. The Employee Stock Purchase Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan.

   401(k) AND PROFIT SHARING PLAN

     Effective November 1, 1997, the Company adopted the Golf Trust of America, LP 401(k) Profit Sharing Plan & Trust available to all employees who are at least 21 years of age. Participants may contribute from 1% to 12% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 6% of the participant's gross pay. The Company may also make a discretionary profit-sharing contribution. No discretionary contributions were made in 1997.

8.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in the Company's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of golf courses owned by the Company. Legends Golf manages and operates the golf courses as a lessee under triple net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of greens fees, membership fees, golf cart rentals and sales of food, beverage and merchandise.

     The following table sets forth certain combined condensed financial information for Legends Golf.


                                             December 31
                                         -------------------
(IN THOUSANDS)                            1997        1996
                                         -------     -------
Current Assets                           $ 2,454     $ 2,633
Non-current assets                        19,765      47,171
                                         -------     -------
Total assets                             $22,219     $49,804
                                         -------     -------
                                         -------     -------
Payable to Golf Trust of America, I.P.     1,004     $     -
Other current liabilities                  1,721       2,150
Total long-term liabilities               10,897      13,783
Total owners' equity                       8,597       7,174
                                         -------     -------
Total liabilities and owners' equity     $22,219     $49,804
                                         -------     -------
                                         -------     -------



                                         For the year ended December 31
                                         -------------------------------
(IN THOUSANDS)                            1997        1996        1995
                                         -------     -------     -------
Total revenues                           $22,588     $19,413     $18,442
Operating income (loss)                   (4,784)    $ 3,457     $ 6,329
Net income (loss)                        $  (244)    $ 1,868     $ 5,312


9.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1997 is as follows (in thousands, except per share amounts):

                                              Quarter Ended
                              March 31*    June 30   September 30  December 31
-------------------------------------------------------------------------------
Revenues                     $  2,042      $ 3,998  $    6,065     $  6,622
Operating income             $  1,383      $ 2,598  $    4,216     $  4,825
Net income                   $    716      $ 1,292  $    1,615     $  2,346
Basic earnings per share     $    .19      $   .33  $      .40     $    .40
Diluted earnings per share   $    .18      $   .32  $      .39     $    .39

*Period from February 12 to March 31, 1997

10.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma financial information set forth below is presented as if the 1997 acquisitions (Note 3) had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997 nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

                                               For the year
                                                   ended
                                             December 31, 1997
---------------------------------------------------------------
Revenues                                     $     28,220
Net income                                   $     10,057
Basic earnings per share                     $       1.33
Diluted earnings per share                   $       1.32

                             GOLF TRUST OF AMERICA, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

     The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in general and administrative expenses to reflect a whole year of operations (iii) an increase in interest income; (iv) a decrease in interest expense; and (v) an increase in income applicable to minority interest.


11.  SUBSEQUENT EVENTS

     DECLARATION OF DIVIDENDS

     On January 26, 1998, the Board of Directors declared a quarterly dividend distribution of $.41 per share for the quarter ended December 31, 1997, to stockholders of record on February 5, 1998, which was paid on February 19, 1998.

     ACQUISITIONS

     On January 2, 1998, the Company acquired Bonaventure Golf Courses, comprised of two 18-hole golf courses located in Ft. Lauderdale, Florida for $23.7 million in cash and repayment of mortgage indebtedness including closing costs. The Company leases the golf courses to an affiliate of Emerald Dunes Golf Course under a Participating Lease.

   On January 16, 1998, the Company acquired Mystic Creek Golf Club and Banquet Center, an 18-hole semi-private country club located near Dearborn, Michigan for $8.5 million in cash and OP Units valued at approximately $1.5 million.

   Effective February 1, 1998, the Company acquired Emerald Dunes Golf Course, an 18-hole daily fee golf facility located in West Palm Beach, Florida for a total purchase price of $22.4 million, which includes $6.1 million in OP Units. The Company acquired the course subject to an existing first lien of approximately $12.9 million.

   On March 6, 1998, the Company acquired Sandpiper Golf Course, an 18-hole upscale daily fee golf facility near Santa Barbara, California. The purchase price paid for the golf facility, long-term management rights and additional land was $36.5 million. The additional land valued at $4.5 million is held by a taxable subsidiary of the Company to comply with certain restrictions on the Company's operations as a REIT. Mr. Blair, President and Mr. Young hold an approximate 5% interest in this taxable subsidiary. The course is leased to a joint venture consisting of an affiliate of Environmental Golf and an affiliate of the adjacent Santa Barbara Club Resort and Spa which is currently under development.

   On March 9, 1998, the Company acquired Persimmon Ridge, an 18-hole upscale private golf facility located near Louisville, Kentucky for $7.5 million.
The course will be leased to an affiliate of Granite Golf Group.

                ANALYSIS OF LEGENDS GOLF FINANCIAL INFORMATION

     The following discussion should be read in conjunction with the accompanying Legends Golf Combined Financial Statements and Notes thereto. The forward-looking statements included in the Analysis of Legends Golf Financial Information relating to certain matters involve risks and uncertainties, including anticipated perfomance and other similar matters, which reflect management's best judgement based on factors currently known, actual results and experience expressed in the Legends Golf forward-looking statements as result of a number of factors including but not limited to those discussed in Analysis of Legends Golf Financial Information.

     Pursuant to the Formation Transactions of Golf Trust of America, Inc. (Golf Trust), Legends Golf contributed in exchange for ownership units in the partnership seven Golf Courses from The Legends Group: Heritage Golf Club, Heathland, Moorland, Parkland, Oyster Bay, Royal New Kent and Legends of Stonehouse. These seven Golf Courses are operated by four Legends Lessees. The Legends Resort Courses: Heathland, Moorland and Parkland share a common clubhouse, driving range, golf carts and other facilities and will be leased by a single Legends Lessee pursuant to a single Participating Lease. The Virginia courses--Royal New Kent and Legends at Stonehouse--leased by a single Legends Lessee pursuant to separate Participating Leases. Each of the two other Legends Golf Courses is leased by a separate Legends Lessee.

     Legends Golf markets its courses through media advertising (primarily in golf publications) and various other promotional arrangements (generally discounted green fees) provided to guests of local hotels in the markets where its Golf Courses are located. In addition, in 1995, affiliated entities began constructing, selling and managing the rental golf villas as part of a resort/residential development at the Legends Resort, site of the Legends Resort Courses, Heathland, Moorland and Parkland. This development eventually is expected to include 196 golf villas with over 780 beds. The Company believes that this resort/residential development helped contribute to the number of rounds played at the Legends Resort Courses in 1996 and 1997 and is expected to continue to be a source of rounds played as the development is completed.

     For purposes of financial presentations, the term "Legends Golf" refers to the combined operations of all seven Golf Courses being contributed by The Legends Group, and the term "Golf Legends" refers to operations of the three Golf Courses located at the Legends Resort.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 AND 1996

     Revenue from golf operations increased 15.8% from $15,199,000 to $17,565,000 while the revenue per player increased from $56.21 to $59.48, while the total rounds played increased 9.2% from 270,400 to 295,300. The increase in total number of rounds is due to the opening of the two Virginia courses in mid-1996. The Virginia courses accounted for increased rounds of 26,400 and a total revenue increase of $2,117,000.

     The number of rounds played significantly influences other revenue sources, including food and beverage and merchandise sales. While the number of rounds increased 9.2% other revenue increased 19.1% to $5,018,000 from $4,214,000 principally due to a 17.6% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort and sales at the Virginia courses as well as a 12.7% increase in pro shops sales resulting principally from Virginia courses sales. Other income increased as a result of reinstituting the course photography.

     Operating expenses increased 71.5% to $27,367,000 from $15,956,000. Principal components of the $11,411,000 increase were (i) operating costs exclusive of lease payments to Golf Trust and depreciation expense of approximately $1,122,000 associated with the two Virginia courses opened in mid-1996; (ii) lease payments to Golf Trust, land lease payments to the prior owner and depreciation expense totaling $11,790,000 for 1997 compared to $3,126,000 for 1996 (increase $8,644,000) when there were no lease payments to Golf Trust; (iii) equipment lease payments for golf carts, maintenance equipment, and a global positioning system, increased $929,000; (iv) $321,000 attributable to clubhouse repairs at Heritage Golf Club and Oyster Bay along with the addition of several maintenance personnel to improve the quality of the course maintenance, and (v) increased costs of the food and beverage operations consistent with the increase in sales.

     Interest expense decreased 78.2% to $346,000 from $1,589,000 as a result of lower borrowings outstanding related to debt for the courses which was transferred in connection with the Formation Transaction's retirement of debt.

     Equity in earnings results from limited partnership interest in Golf Trust of America, L.P.

     Net income decreased $2,112,000 from $1,868,000 to a deficit of $244,000 primarily as a result of the increased operating expenses from the two new courses and lease payments to Golf Trust.

YEAR ENDED DECEMBER 31, 1996 AND 1995

     Revenue from golf operations increased 4.0% from $14,619,000 to $15,199,000 as well as the revenue per player (principally as a result of increased green fees and gulf cart rentals) fr.. $55.65 to $56.21, while the total rounds played increased 2.9% from 262,700 to 270,400. The increase in total number of rounds is primarily due to the opening of the two Legends of Virginia courses in mid-1996. The increase in total revenues in 1996 due to the two new courses approximated $690,000. In January and February 1996, management reduced available tee times and increased green and cart fees over the prior period's winter rates in an effort to enhance the quality of the golf experience during the slower time of the year. The Company believes that the late, harsh winter of 1996 in the Midwest and northeastern United States reduced vacation golfers' travel from these areas and contributed to the decrease in the number of rounds played. Rounds player were also adversely affected by two hurricanes during the summer of 1996 that resulted in minimal damage to the Golf Courses but reduced vacation golf travel to the area.

     Other revenue sources, including food and beverage and merchandise sales are significantly influenced by the number of rounds played. While the number of rounds increased 2.9%, the revenue increased 10.2% to $4,214,000 from $3,823,000 principally due to a 22.6% increase in food and beverage sales resulting from additional demand created by occupants of the newly constructed golf villas at the Legends Resort. The rental units recently opened and additional units are being developed. Management is unable to estimate the future impact on food and beverage sales. However, food and beverage revenues are not included in the calculation of Gross Golf Revenue and therefore do not affect Participating Rent payments.

     Operating expenses increased 31.7% to $15,956,000 from $12,113,000. Principal components of the $3,843,000 increase were (i) initial operating costs of approximately $3,178,000 associated with the two Legends of Virginia courses opened in mid-1996, (ii) a one-time increase in chemical. and fertilizer expense of approximately $90,000, (iii) periodic resurfacing of cart paths totaling $50,000, (iv) food and beverage operations of approximately $352,000 attributed to an increase in revenue, and (v) an increase in repairs and maintenance expense.

     Interest expense increased 56.2% to $1,589,000 from $1,017,000 as a result of higher borrowings incurred in connection with the completion and pre-opening costs of the two recently opened Initial Courses.

     Net income decreased 64.8% from $5,312,000 to $1,868,000 primarily as a result of additional $3,178,000 of expenses associated with the two recently opened Initial Courses.

YEAR ENDED DECEMBER 31, 1995 AND 1994

     Revenue from golf operations increased 1.7% to $14,619,000 from $14,371,000. The increase resulted primarily from a 9.5% increase in revenue per player (principally as a result of increased green fees and golf cart rentals) from $50.82 to $55.65. During this same period rounds played decreased 7.1% from 282,800 to 262,700 as a result of the Company's focus on increasing green fees.

     Other revenue decreased 19.1% from $4,725,000 to $3,823,000 principally due to a contribution of land totaling $1,000,000 which was partially offset by increased food and beverage and merchandise sales as a result of improved merchandising efforts in the pro shop.

     Operating expenses increased 1.7% to $12,113,000 from $11,913,000, primarily as a result of normal wage and other operating cost increases,

     Interest expense increased 1.9% to $1,017,000 from $998,000 primarily due to financing costs incurred in connection with the purchase of maintenance equipment.

     Net income decreased 14.1% to $5,312,000 from $6,185,000.

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Legends Golf
Myrtle Beach, South Carolina

     We have audited the accompanying combined balance sheets of LEGENDS GOLF (as defined in Note 1) as of December 31, 1996 and 1997, and the related combined statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These combined financial statements are the responsibility of LEGENDS GOLF'S management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of LEGENDS GOLF at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




February 17, 1998                                               BDO Seidman, LLP
Charlotte, North Carolina

                                 LEGENDS GOLF
                            COMBINED BALANCE SHEET

                                                           DECEMBER 31,
                                                         1996         1997
ASSETS
CURRENT: . . . . . . . . . . . . . . . . . . . . .
  Cash . . . . . . . . . . . . . . . . . . . . . .     $   841      $   569
  Accounts receivable (Note 3):. . . . . . . . . .
   Golf packages . . . . . . . . . . . . . . . . .         984          810
   Related parties . . . . . . . . . . . . . . . .         246           95
   Other . . . . . . . . . . . . . . . . . . . . .          60          527
  Inventories. . . . . . . . . . . . . . . . . . .         498          453
                                                       -------      -------
      Total current assets . . . . . . . . . . . .       2,629        2,454
                                                       -------      -------
Property and equipment, less accumulated
  depreciation and amortization
  (Notes 4, 6, and 7). . . . . . . . . . . . . . .      35,060        3,630

Other assets:
  Advances to affiliates (Note 3). . . . . . . . .      11,673       13,148
  Investment in Golf Trust (Note 2). . . . . . . .        -           2,940
  Other. . . . . . . . . . . . . . . . . . . . . .         442           47
                                                       -------      -------
      Total other assets . . . . . . . . . . . . .      12,115       16,135

                                                       $49,804      $22,219
                                                       -------      -------
                                                       -------      -------

LIABILITIES AND OWNERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .     $ 1,417      $   873
  Accrued expenses:
   Rent. . . . . . . . . . . . . . . . . . . . . .           5        1,034
   Other . . . . . . . . . . . . . . . . . . . . .         728          448
  Current maturities of long-term debt (Note 6). .      26,697          370
                                                       -------      -------
      Total current liabilities. . . . . . . . . .      28,847        2,725
                                                       -------      -------
                                                       -------      -------

Advances from affiliates (Note 3). . . . . . . . .      13,167        9,661
Long-term debt, less current maturities (Note 6) .         616        1,236
                                                       -------      -------
      Total liabilities. . . . . . . . . . . . . .      42,630       13,622
                                                       -------      -------
                                                       -------      -------
Commitments and contingencies (Note 7)
Owners' equity:
  Common stock, $1 par--shares authorized,
  300,000; outstanding, 1,000. . . . . . . . . . .           3            3
  Members' contributions . . . . . . . . . . . . .           1            7
  Additional paid-in capital . . . . . . . . . . .         300        3,832
  Members' accumulated deficit . . . . . . . . . .      (1,970)      (5,332)
  Retained earnings. . . . . . . . . . . . . . . .       8,840       10,077
                                                       -------      -------
      Total owners' equity . . . . . . . . . . . .       7,174        8,597
                                                       -------      -------
     . . . . . . . . . . . . . . . . . . . . . . .     $49,804      $22,219
                                                       -------      -------
                                                       -------      -------


             See accompanying notes to combined financial statements

                                     LEGENDS GOLF
                          COMBINED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)

                                                             YEAR ENDED DECEMBER 31,
                                                         1995         1996        1997
REVENUES:
  Green fees . . . . . . . . . . . . . . . . . . .     $10,147      $10,476     $12,081
  Cart rentals . . . . . . . . . . . . . . . . . .       4,373        4,564       5,335
  Membership dues. . . . . . . . . . . . . . . . .          99          159         149
  Food and beverage sales. . . . . . . . . . . . .       1,708        2,095       2,464
  Pro shop merchandise sales . . . . . . . . . . .       2,021        2,089       2,355
  Other income . . . . . . . . . . . . . . . . . .          94           30         199
                                                       -------      -------     -------
      Total revenues . . . . . . . . . . . . . . .      18,442       19,413      22,583
                                                       -------      -------     -------
COSTS AND EXPENSES:
  General and administrative (Note 3). . . . . . .       3,998        4,767       5,511
  Repairs and maintenance. . . . . . . . . . . . .       2,386        4,046       5,667
  Depreciation and amortization. . . . . . . . . .       1,791        2,400         958
  Cost of merchandise sold . . . . . . . . . . . .         983        1,053       1,154
  Rents (Note 7) . . . . . . . . . . . . . . . . .         982        1,098      11,068
  Pro shop operations. . . . . . . . . . . . . . .         857        1,107       1,231
  Cost of food and beverage sold . . . . . . . . .         604          817       1,024
  Food and beverage operations . . . . . . . . . .         512          668         754
                                                       -------      -------     -------
      Total costs and expenses . . . . . . . . . .      12,113       15,956      27,367
                                                       -------      -------     -------
Operating income (loss). . . . . . . . . . . . . .       6,329        3,457      (4,784)
                                                       -------      -------     -------
OTHER INCOME EXPENSES:
  Equity interest in earnings of
   Golf Trust (Note 2) . . . . . . . . . . . . . .         -           -          4,887
  Interest expense . . . . . . . . . . . . . . . .      (1,017)      (1,589)       (347)
                                                       -------      -------     -------
      Total other income (expense) . . . . . . . .      (1,017)      (1,589)      4,540
                                                       -------      -------     -------
Net income (loss). . . . . . . . . . . . . . . . .     $ 5,312      $ 1,868     $  (244)
                                                       -------      -------     -------
                                                       -------      -------     -------


          See accompanying notes to combined financial statements

                                     LEGENDS GOLF
                        COMBINED STATEMENTS OF OWNERS' EQUITY
                                    (IN THOUSANDS)

                                                                      MEMBERS'        PAID-IN         RETAINED    ACCUMULATED
                                            SHARES      AMOUNT     CONTRIBUTIONS      CAPITAL         EARNINGS      DEFICIT

BALANCE, January 1, 1995 . . . . .            3          $ 3           $ 1              $300            $2,468       1,000
Net income (loss). . . . . . . . .            -            -             -                -              5,357         (44)
Cash dividends . . . . . . . . . .            -            -             -                -             (2,757)       -
                                            ------      ------         -----           -----            ------      ------

BALANCE, December 31, 1995 . . . .            3            3             1               300             5,068         956
Net income (loss). . . . . . . . .            -            -             -                -              4,794      (2,926)
Cash dividends . . . . . . . . . .            -            -             -                -             (1,022)       -
                                            ------      ------         -----           -----            ------      ------

BALANCE, December 31, 1996 . . . .            3            3             1               300             8,840      (1,970)
Capital contributions: . . . . . .
  Cash . . . . . . . . . . . . . .            -            -             6                -                -          -
  Land (Note 2). . . . . . . . . .            -            -             -             3,532               -          -
Net income (loss). . . . . . . . .            -            -             -                -              3,108      (3,352)
Cash dividends . . . . . . . . . .            -            -             -                -             (1,871)       -
                                            ------      ------         -----           -----            ------      ------

BALANCE, December 31, 1997 . . . .            3          $ 3           $ 7            $3,832           $10,077     $(5,322)
                                            -------------------------------------------------------------------------------
                                            -------------------------------------------------------------------------------



          See accompanying notes to combined financial statements

                                     LEGENDS GOLF
                          COMBINED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                            YEAR ENDED DECEMBER 31,
                                                            1995      1996      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . .     $5,312    $1,868    $ (244)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . .      1,791     2,400       958
    Loss on disposal of property and equipment . . . .          5        78       -
    Equity earnings in Golf Trust. . . . . . . . . . .        -         -      (4,887)
    Decrease (increase) in:
     Accounts receivable . . . . . . . . . . . . . . .       (135)     (627)      171
     Inventories . . . . . . . . . . . . . . . . . . .        135      (204)       45
     Prepaid expenses and other assets . . . . . . . .          7      (182)     (157)
    Increase (decrease) in:
     Accounts payable. . . . . . . . . . . . . . . . .        (87)      987      (544)
     Accrued expenses. . . . . . . . . . . . . . . . .       (458)      355       791
                                                         --------    ------   -------
Net cash provided by (used in) operating activities. .      6,570     4,675    (3,867)
                                                         --------    ------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions . . . . . . . . . .    (12,213)   (5,271)   (2,014)
  Proceeds from sale of property and equipment . . . .        124       612       -
  Proceeds from transfer to Golf Trust . . . . . . . .        -         -         523
  Distributions from Golf Trust. . . . . . . . . . . .        -         -       3,851
  Increase in advances to affiliates . . . . . . . . .     (4,843)   (3,920)     (988)
                                                         --------    ------   -------
Net cash provided by (used in) investing activities. .    (16,932)   (8,579)    1,372
                                                         --------    ------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of dividends. . . . . . . . . . . . . . . .     (2,757)   (1,021)   (1,871)
  Capital contribution . . . . . . . . . . . . . . . .        -         -           6
  Proceeds from long-term debt . . . . . . . . . . . .     11,448     2,497     1,086
  Payments on long-term debt . . . . . . . . . . . . .       (812)   (1,560)     (226)
  Increase (decrease) in advances from affiliates. . .      2,903     4,429     3,228
  Decrease in advances from stockholder. . . . . . . .       (525)      -         -
                                                         --------    ------   -------
Net cash provided by financing activities. . . . . . .     10,257     4,345     2,223
                                                         --------    ------   -------
Net increase (decrease) in cash. . . . . . . . . . . .       (105)      441      (272)
                                                         --------    ------   -------
Cash, beginning of period. . . . . . . . . . . . . . .        505       400       841

Cash, end of period. . . . . . . . . . . . . . . . . .     $  400    $  841    $  569
                                                          ---------------------------
                                                          ---------------------------


             See accompanying notes to combined financial statements

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying 1996 combined financial statements include the accounts of three S-Corporations (Seaside Resorts, Ltd. d/b/a Oyster Bay Golf Club; Heritage Golf Club, Ltd.; and Golf Legends, Ltd.) and one limited liability company (Legends of Virginia, LC). The 1997 combined financial statements also include the accounts of four newly formed limited liability companies (Legends Golf Management, LLC; Heritage Golf Management, LLC; Oyster Bay Golf Management, LLC; and Virginia Legends Golf Management, LLC). The entities, referred to collectively as Legends Golf (the Company), are engaged in the operation of golf courses in North Carolina, South Carolina, and Virginia.

     The operations of the companies listed above are being presented on a combined basis, as under the terms of the operating leases, the lease obligations are cross-collateralized among all four Legends lessees. This presentation better presents the ability of the lessees to service the leases.

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

     INVESTMENT IN PARTNERSHIP

     Legends Golf accounts for its investments in Golf Trust of America, LP (GTA, LP) under the equity method of accounting. Under this method, equity earnings (losses) are recorded as increases (decreases) to the investment account and dividend distributions, to the extent they do not lower the investment below zero, are recorded as reductions in the investments.

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods for financial reporting and accelerated methods for income tax purposes.

     Estimated useful lives for major asset categories approximate:


     DESCRIPTION                                                     YEARS
     -----------                                                     -----
     Buildings . . . . . . . . . . . . . . . . . . . . . . . . .        40
     Machinery and equipment . . . . . . . . . . . . . . . . . .       3-8
     Furniture . . . . . . . . . . . . . . . . . . . . . . . . .         8
     Golf carts. . . . . . . . . . . . . . . . . . . . . . . . .         5

     Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts. Tenant improvements, to the extent they are not reimbursed by the Landlord, are amortized over the lesser of their useful lives or the related lease term.

     INCOME TAXES

     For the S-Corporations, the absence of a provision for income taxes is due to the election by the companies, and consent by their sole stockholder, to include the taxable income or loss of the companies in his individual tax returns. As a result, no federal or state income taxes are imposed on the companies. For the limited liability companies, no provision has been made for income taxes or related credits as under the Internal Revenue Code as a limited liability company is treated as a partnership for income tax purposes. Therefore, the results of operations are includable in the income tax returns of the members.

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

     Concentration of credit risk with respect to trade receivables, which consists primarily of golf packages from hotels and charges, is limited due to the large number of hotels comprising Legends Golf's customer base. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1995, 1996, and 1997, Legends Golf had no significant concentration of credit risk.

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosure, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for financial statements for beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement provides guidelines for disclosure of financial performance data for identifiable business units and is effective for fiscal years beginning after December 15, 1997, and when adopted, will not affect the Company's current disclosures.

     In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS. This statement standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for years beginning after December 15, 1997, and when adopted, will not affect the Company's current disclosures.

     ADVERTISING

     Legends Golf expenses advertising costs as incurred. Advertising costs included in general and administrative costs in the amounts of $403, $672, and $626 for December 31, 1995, 1996, and 1997, respectively.

2.   TRANSFER OF ASSETS AND INVESTMENT IN GOLF TRUST

     On February 12, 1997, Legends Golf transferred land and improvements, buildings and certain equipment with a net book value of $36.3 million net of related debt of $34.8 million to Golf Trust of America, LP Golf Trust for approximately 3.7 million OP Units and reimbursement of approximately $522,500 of out-of-pocket expenses. Immediately prior to the transfer, the Company's sole stockholder (majority member) contributed land, previously leased to Legends Golf, at a value of $3.5 million. The transfer was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), its general partner. Legends Golf OP Units are convertible, subject to certain limitations as defined in the transfer agreement, to common shares of GTA, Inc. At December 31, 1997, the common stock equivalent value of the OP Units was approximately $108 million.

     In addition, with the contribution of assets, the operations of the golf courses were transferred to four newly formed management companies. These companies entered into lease agreements with Golf Trust more fully described in
Note 7. Legends Golf is also committed to construct two clubhouses, currently under construction in Virginia, with an estimated cost at completion of $2 million. Upon completion, the assets will be transferred to Golf Trust.

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


3.   RELATED PARTY TRANSACTIONS

     Legends Golf sole stockholder (majority member) owns and operates Marsh Harbour, Ltd.; Heritage Plantation, Ltd.; Legends Golf Development, Ltd.; The Legends Group, Ltd.; Legends Scottish Village, LLC; Legends Properties, LLC; Legends Golf Resorts, LLC; and other related businesses.

     The Legends Group, Ltd. provides various management and administrative services including reservations, advertising, accounting, payroll and related benefits, and telephone for all affiliated companies. These expenses are allocated to the businesses using procedures deemed appropriate to the nature of the expenses involved. The procedures utilize various allocation bases such as relative investment and number of employees and direct effort expended. Interest on allocated external debt is charged as incurred. Legends Golf's management believes the allocations are reasonable, but they are not necessarily indicative of the costs that would have been incurred if the businesses had operated as separate companies. Administrative fees paid by the Legends Golf for such services are as follows:


     YEAR ENDED DECEMBER 31,                                         AMOUNT
     -----------------------                                         ------
     1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,065
     1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,185
     1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,506

     During 1996 and 1997, Legends Golf recognized golf course revenue of $1,051 and $1,744, respectively, under golf packages with an affiliated company.

     Advances to and from affiliated companies, as shown on the combined balance sheets, have no fixed payment/repayment provisions. Interest income and expense on advances to and from affiliates is not recorded for financial statement purposes.

     During 1996, Legends Golf paid an affiliate approximately $18,221 for construction of two golf courses which represented cost plus 7 percent.

4.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                         DECEMBER 31,
                                                       1996        1997
     Land. . . . . . . . . . . . . . . . . . . . .   $ 1,000      $ -
     Golf course improvements. . . . . . . . . . .    36,005        -
     Buildings . . . . . . . . . . . . . . . . . .     4,789         539
     Machinery and equipment . . . . . . . . . . .     2,830          58
     Furniture . . . . . . . . . . . . . . . . . .       558         288
     Golf carts. . . . . . . . . . . . . . . . . .     1,373       1,111
     Construction-in-progress. . . . . . . . . . .       332        -
     Assets subject to transfer (Notes 2 and 7): .
       Equipment . . . . . . . . . . . . . . . . .      -            201
       Leasehold improvements. . . . . . . . . . .      -            802
       Construction-in-progress. . . . . . . . . .      -          1,302
                                                     -------      ------
                                                      45,888       4,301
     Less accumulated depreciation . . . . . . . .    10,828         671
                                                     -------      ------
     Net property and equipment. . . . . . . . . .   $35,060      $3,630
                                                     --------------------
                                                     --------------------

5.   RETIREMENT PLAN

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


     During 1995 and 1996, the Legends Group, Ltd. sponsored a defined-contribution retirement plan for all eligible employees of Legends Golf and other affiliated companies including officers. The plan provided for contributions by Legends Golf equal to the level funding amount as calculated and defined in the plan agreement.

     During February 1997, Legends Golf converted the defined-contribution retirement plan to a 401(k) profit sharing plan for all eligible employees of Legends Golf and other affiliated companies including officers. Legends Group, Ltd. may annually elect to make matching contributions as defined in the plan.

     Expenses under the plans were:


     YEAR ENDED DECEMBER 31,                           AMOUNT
     -----------------------                           ------
     1995. . . . . . . . . . . . . . . . . . . . .       $71
     1996. . . . . . . . . . . . . . . . . . . . .       $99
     1997. . . . . . . . . . . . . . . . . . . . .      $-

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                             1996       1997
 Payable to bank, under a $6 million loan agreement
that Legends Golf participates in, along with Marsh
Harbour, Ltd., an affiliated company.  The note bears
interest at the 30-day LIBOR rate (5.72% at December
31, 1997) plus 1/4%.  The outstanding balance for
Legends Golf and Marsh Harbour, Ltd. is payable in
graduated principal payments, beginning June 1997, of
$83 plus accrued interest; balance due May 2002.  The
aforementioned companies are jointly liable for the
debt and the sole stockholder has guaranteed the
loans  . . . . . . . . . . . . . . . . . . . . . . .        $  -       $   990
 Payable to bank, due in monthly installments of
principal and interest of $20, calculated by multiplying
the capitalized cost by a rental factor, which is
adjusted by a percentage of each basis point change in
the 30-day LIBOR rate; due in 2000; collateralized by
golf carts having a net book value of $778 at December
31, 1997 . . . . . . . . . . . . . . . . . . . . . .            781        579

 Other . . . . . . . . . . . . . . . . . . . . . . .             78         37
 . . . . . . . . . . . . . . . . . . . . . . . . . .
 Paid or transferred to Golf Trust in 1997 . . . . .         26,454       -
                                                            -------    -------
                                                             27,313      1,606
 Less current maturities . . . . . . . . . . . . . .         26,697        370
                                                            -------    -------
                                                            $   616    $ 1,236
                                                            ------------------
                                                            ------------------

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


6.   LONG-TERM DEBT (CONTINUED)

     The $6 million loan agreement provides, among other covenants, restrictions on certain financial ratios, capital expenditures, indebtedness, liens, changes in the nature of the business and significant other limitations as to the use of funds. The Company has obtained a waiver of certain of the covenants as of December 31, 1997.

     Total debt of all affiliated entities of which the Company is jointly liable is approximately $12,708 at December 31, 1997.

     The aggregate annual maturities for the above mortgage notes payable at December 31, 1997, are as follows:

          DECEMBER 31,                                               AMOUNT
            1998 . . . . . . . . . . . . . . . . . . . . . .           $370
            1999 . . . . . . . . . . . . . . . . . . . . . .            455
            2000 . . . . . . . . . . . . . . . . . . . . . .            429
            2001 . . . . . . . . . . . . . . . . . . . . . .            308
            2002 . . . . . . . . . . . . . . . . . . . . . .             44

            Total. . . . . . . . . . . . . . . . . . . . . .         $1,606
                                                                     ------
                                                                     ------

7.   COMMITMENTS AND CONTINGENCIES

     LEASES

     Concurrent with the transfer of assets, as described in Note 3, Legends Golf entered into four lease agreements with GTA, LP. The leases provide for initial annual payments aggregating approximately $12 million with annual adjustments equal to the lesser of 3 percent or 200 percent of the consumer price index. In addition, the leases provide for percentage rents based on one third of the increase in gross golf revenues, as defined in the agreement, over the base year of 1996. The leases, which have an initial term ending December 31, 2006, may be renewed for six additional periods of five years each. In addition, the leases provide for reimbursements, subject to landlord approval, up to 2% of gross golf revenues, to certain qualified capital expenditures, as defined in the lease agreements. Legends Golf records these expenditures as leasehold improvements or equipment as applicable until they are reimbursed by the Lessor. As of December 31, 1997, the Lessor had approximately $351 available to Legends Golf under these lease agreements.

     Legends Golf also leases land from a third party under an agreement which expires in 2032. The lease requires rental payments of 10 percent of monthly green fees as defined in the lease agreement.

     During 1996 and prior to the transfer of assets on February 12, 1997, Legends Golf leased land from the sole stockholder.

     Total rental expense approximated the following:


                                          STOCKHOLDER     THIRD    GOLF TRUST
          YEAR ENDED DECEMBER 31,         -----------     PARTY    ----------
                                                          -----
              1995 . . . . . . . . . . .      $734        $248      $  -
              1996 . . . . . . . . . . .       726        $231      $  -
              1997 . . . . . . . . . . .      $ 25        $236      $10,807

Legends Golf also leases certain equipment under noncancelable operating leases. Total equipment lease expense approximated $0, $162, $1,000 for 1995, 1996, and 1997, respectively.

                                    LEGENDS GOLF
                       NOTES TO COMBINED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LEASES (CONTINUED)

     Minimum lease commitments for noncancelable operating leases at December 31, 1997, are as follows:

          YEAR ENDING DECEMBER 31.                                   AMOUNT
          ------------------------                                   ------
            1998 . . . . . . . . . . . . . . . . . . . . . .        $13,161
            1999 . . . . . . . . . . . . . . . . . . . . . .         13,159
            2000 . . . . . . . . . . . . . . . . . . . . . .         12,719
            2001 . . . . . . . . . . . . . . . . . . . . . .         12,545
            2002 . . . . . . . . . . . . . . . . . . . . . .         12,068
            Thereafter . . . . . . . . . . . . . . . . . . .         60,285
                                                                   --------
            Total. . . . . . . . . . . . . . . . . . . . . .       $123,937
                                                                   --------
                                                                   --------

     SELF-INSURANCE

     Legends Golf along with its affiliates maintain a self-insurance program for that portion of health care costs not covered by insurance. Legends Golf is liable for claims up to $15 per employee annually with an annual aggregate maximum liability under the program for all companies of $336. Cumulative amounts estimated to be payable by Legends Golf with respect to pending and potential claims have been accrued as liabilities.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest:

          YEAR ENDED DECEMBER 31,                                    AMOUNT
          -----------------------                                    ------
            1995 . . . . . . . . . . . . . . . . . . . . . .        $ 1,574
            1996 . . . . . . . . . . . . . . . . . . . . . .        $ 2,012
            1997 . . . . . . . . . . . . . . . . . . . . . .        $   578

     During 1996, equipment having a net book value of $711 and cash of $399 was exchanged for similar new equipment having a value of $1,110.

     During 1997, the Company transferred assets and related debt to Golf Trust (see Note 3).

                                    SCHEDULE III
                            GOLF TRUST OF AMERICA, INC.
                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 31, 1997



                                                                                 BUILDING &
PROPERTY/LOCATION                                       ENCUMBRANCES    LAND    IMPROVEMENTS    IMPROVEMENTS   OTHER   LAND
-----------------------------------------------------------------------------------------------------------------------------
Healthland, Parkland, and Moorland--Myrtle Beach, SC           -        3,207      15,609             -          -    $3,207
Heritage Golf Club--Pawleys Island, SC                         -          325       4,475             -          -       325
Royal New Kent--Williamsburg, VA                               -          500      10,445             -          -       500
Olde Atlanta Golf Club--Atlanta, GA                            -        3,242       4,327             -          -     3,242
Oyster Bay Golf Links--Sunset Beach, NC                        -            -       2,016             -          -         -
Legends of Stonehouse--Williamsburg, VA                        -          500      10,071             -          -       500
The Woodlands Golf Course--Gulf Shores, AL                     -        1,001       5,046             -          -     1,001
Northgate Country Club--Houston, TX                            -        2,626       9,984             -          -     2,626
Tiburon Golf Club--Omaha, NE                                   -          800       5,203             -          -       800
Raintree Country Club--Akron, OH                               -        1,080       3,483             -          -     1,080
Eagle Watch Golf Club--Atlanta, GA                             -        3,603       2,797             -          -     3,603
Lost Oaks of Innisbrook--Tampa, FL                             -        2,641       3,235             -          -     2,641
The Club of the Country--Kansas City, KS                       -        1,220       1,863             -          -     1,220
Black Bear Golf Club--Orlando, FL                              -          851       3,933             -          -       851
Wildewood Country Club and Country Club
  at Woodcreek Farm--Columbia, SC                              -        4,200       6,322             -          -     4,200
                                                                                                                     --------

W/O corporate assets                                                                                                 $25,796
                                                                                                                     --------
                                                                                                                     --------





                                                          BUILDING &                 ACCUMULATED      DATE OF          DATE
PROPERTY/LOCATION                                        IMPROVEMENTS      TOTAL    DEPRECIATION    CONSTRUCTION     ACQUIRED
------------------------------------------------------------------------------------------------------------------------------
Healthland, Parkland, and Moorland--Myrtle Beach, SC          $15,609     $18,816         $6,959       1990-1992      2/12/97
Heritage Golf Club--Pawleys Island, SC                          4,475       4,800          2,856            1986      2/12/97
Royal New Kent--Williamsburg, VA                               10,445      10,945            942            1996      2/12/97
Olde Atlanta Golf Club--Atlanta, GA                             4,327       7,569            154            1993      2/12/97
Oyster Bay Golf Links--Sunset Beach, NC                         2,016       2,016          1,327            1983      2/12/97
Legends of Stonehouse--Williamsburg, VA                        10,071      10,571            891            1996      2/12/97
The Woodlands Golf Course--Gulf Shores, AL                      5,046       6,047            102            1994      2/12/97
Northgate Country Club--Houston, TX                             9,984      12,610            415            1984      2/13/97
Tiburon Golf Club--Omaha, NE                                    5,203       6,003            144         6/11/05      8/19/97
Raintree Country Club--Akron, OH                                3,483       4,563             55         6/13/05       9/2/97
Eagle Watch Golf Club--Atlanta, GA                              2,797       6,400             39         6/11/05      9/30/97
Lost Oaks of Innisbrook--Tampa, FL                              3,235       5,876             38         5/28/05      10/2/97
The Club of the Country--Kansas City, KS                        1,863       3,083             16          6/1/05     10/17/97
Black Bear Golf Club--Orlando, FL                               3,933       4,784             22         6/17/05     11/25/97
Wildewood Country Club and Country Club
  at Woodcreek Farm--Columbia, SC                               6,322      10,522              -       1974,1997     12/19/97
                                                             ------------------------------------

W/O corporate assets                                          $88,808    $114,604        $13,959
                                                             ------------------------------------
                                                             ------------------------------------

                                    SCHEDULE IV
                            GOLF TRUST OF AMERICA, INC.
                           MORTGAGE LOANS ON REAL ESTATE
                                 DECEMBER 30, 1997


                                              FINAL
                             INTEREST       MATURITY
       DESCRIPTION              RATE          DATE                              PERIOD PAYMENT TERMS
Golf Hosts Resorts, Inc.    9.63%-9.75%      6/20/27     Note payable interest only of $561,589 monthly with 5% increases beginning in year two and continuing until year five. Amounts drawn on $9M Tranche
                                                         II, at $3,024,000 at December 31, 1997, loan bears interest at 9.75%




                                          PRINCIPAL AMOUNT OF
                           CARRYING         LOANS SUBJECT TO
PRIOR     FACE AMOUNT     AMOUNTS OF      DELINQUENT PRINCIPAL
LIENS     OF MORTGAGE      MORTGAGE            OF INTEREST
 $--      $63,051,000     $65,129,000             $--

                                    EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

     The following exhibits are part of this Annual Report on Form 10-K for fiscal year 1997 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

Exhibit No.    Description
-----------    -----------

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

10.1.0 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership
               Agreement")(previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (Commission File No. 000-22091), filed May 15, 1997, and incorporated herein by reference).

10.1.1*        Exhibit A to the Partnership Agreement, as revised through March
               25, 1998.

10.1.2* First Amendment to the Partnership Agreement, dated as of February 1, 1998.

10.2.0 Form of Participating Lease between the Operating Partnership and the Lessees relating to the Initial Courses (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.2.1 Schedule of material differences among the Participating Leases for the Initial Courses (included in lieu of the full text of each lease pursuant to Instruction 2 to Item 601 of Regulation S-K)(previously filed as Exhibit 10.2.1 to the Company's Annual Report on Form 10-K (Commission File No. 000-22091), filed May 15, 1997, and incorporated herein by reference).

10.2.2* Lease, dated October 3, 1997, by and between Golf Trust of America, L.P., as landlord, and Lost Oaks, L.P., as tenant.

10.2.3* Lease, dated October 17, 1997, by and between Golf Trust of America, L.P., as landlord, and Golf Properties of the Country, L.L.C., as tenant.

10.2.4* Lease, dated November 25, 1997, by and between Golf Trust of America, L.P., as landlord, and Granite Subsidiary, Inc., as tenant.

10.2.5* Lease, dated September 26, 1997, by and between Golf Trust of America, L.P., as landlord, and E.W.G.C., LLC, as tenant.

10.2.6* Lease, dated December 19, 1997, by and between Golf Trust of America, L.P., as landlord, and Stonehenge Golf Development, LLC, as tenant.

10.2.7* Lease, dated January 1, 1998, by and between Golf Trust of America, L.P., as landlord, and Emerald Dunes - Bonaventure, Inc., as tenant.

10.2.8* Lease, dated January 16, 1998, by and between Golf Trust of America, L.P., as landlord, and Mystic Creek Golf Club, Limited Partnership, as tenant.

10.2.9* Lease, dated February 1, 1988, by and between Golf Trust of America, L.P., as landlord, and Emerald Dunes - West Palm Beach, Inc., as tenant.

10.2.10* Lease, dated March 6, 1998, by and between Sandpiper-Golf Trust, LLC, as landlord, and Sandpiper at SBCR, LLC, as tenant.

10.2.11* Lease, dated March 9, 1998, by and between Golf Trust of America, L.P., as landlord, and Granite Ridge, Inc., as tenant.

10.2.12* Lease, dated August 18, 1997, by and between Golf Trust of America, L.P., as landlord, and Granite Tiburon, Inc., as tenant.

10.2.13* Lease, dated August 29, 1997, by and between Golf Trust of America, L.P., as landlord, and Raintree Country Club, Inc., as tenant.

10.3.0         Option to Purchase and Right of First Refusal Agreement between
               (i) the Company and the Operating Partnership and (ii) Larry D. Young dated as of February 12, 1997 (previously filed as Exhibit
               10.3 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

10.4.0 Form of Contribution and Leaseback Agreement between the Operating Partnership and the Prior Owners relating to the Initial Courses (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) (filed November 12, 1996) and incorporated herein by reference).

10.4.1 Schedule of material differences among the Contribution and Leaseback Agreements relating to the Initial Courses (included in lieu of the full text of each agreement pursuant to Instruction 2 to Item 601 of Regulation S-K)(previously filed as Exhibit 10.4.1 to the Company's Annual Report on Form 10-K (Commission File No. 000-22091), filed May 15, 1997, and incorporated herein by reference).

10.4.2 Contribution and Leaseback Agreement, dated as of August 29, 1997, by and among John J. Rainieri, Sr., Betty Rainieri and Raintree Country Club, Inc. and Golf Trust of America, L.P.

10.4.3 Purchase and Sale Agreement, dated as of May 19, 1997, by and between Tiburon Limited Partnership, as seller, and Granite Golf Group, Inc., as buyer.

10.4.4 Assignment and Assumption of Purchase and Sale Agreement, dated as of August 18, 1997, by and among Granite Golf Group, Inc., as assignor, and Golf Trust of America, L.P., as assignee.

10.4.5* Purchase and Sale Agreement, dated August 31, 1997, by and between Meghan Associates, LLC, as Seller, and Golf Trust of America, L.P., as buyer.

10.4.6* Contribution and Leaseback Agreement, dated September 18, 1997, by and between Eagle Watch Golf Club Limited Partnership, as transferor and Golf Trust of America, L.P., as transferee.

10.4.7* Contribution and Leaseback Agreement, dated October 17, 1997, by and between Properties of the Country, Inc., as transferor, and Golf Trust of America, L.P., as transferee.


10.4.8* Purchase Agreement, dated November 5, 1997, by and between Black Bear Golf Club Ltd., as seller, and Granite Golf Group, Inc., as buyer.


10.4.9* Assignment and Assumption of Purchase and Sale Agreement dated November 19, 1997, by and between Granite Golf Group, Inc., as Assignor, and Golf Trust of America, L.P., as Assignee.

10.4.10* Purchase and Sale Agreement, dated November 26, 1997, by and between Bonaventure Country Club Associates, as seller, and Golf Trust of America, L.P. as buyer.


10.4.11* Contribution and Leaseback Agreement, dated December 5, 1997, by and between Mystic Creek Golf Club, L.P., as transferor, and Golf Trust of America, L.P., as transferee.

10.4.12* Contribution and Leaseback Agreement, dated December 18, 1997, by and between Stonehenge Golf Development, LLC, as transferor, and Golf Trust of America, L.P., as transferee.

10.4.13* Real Property Purchase and Sale Agreement and Escrow Instructions, dated January 9, 1998, by and between Aradon Corporation, as seller, and Golf Trust of America, L.P., as buyer.

10.4.14* Contribution and Leaseback Agreement, dated January 23, 1998, by and between Okeechobee Championship Golf, Inc., as transferor, and Golf Trust of America, L.P., as transferee.

10.4.15* Purchase and Sale Agreement, dated February 26, 1998 by and between Persimmon Ridge Golf Group, L.P., as seller, and Golf Trust of America, L.P., as buyer.

10.5 Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.6 Loan Agreement, dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.7           1997 Non-Employee Directors' Plan (previously filed as Exhibit
               10.7 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.8 Golf Trust of America, Inc. 1997 Stock Incentive Plan of the Company (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.9 Golf Trust of America, Inc. 1997 Stock-Based Incentive Plan (the "New Stock Incentive Plan") (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.10 Form of Nonqualified Stock Option Agreement for use under the New Stock Incentive Plan (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.11 Form of Employee Incentive Stock Option Agreement for use under the New Stock Incentive Plan (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.12 General Provisions Applicable to Restricted Stock Awards Granted Under the New Stock Incentive Plan.

10.13 Form of Restricted Stock Award Agreement for use under the New Stock Incentive Plan.

10.14 Employment Agreement between the Company and W. Bradley Blair, II dated February 7, 1997 (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (Commission File No. 000-22091), filed May 15, 1997, and incorporated herein by reference).

10.15 Amended and Restated Employment Agreement between the Company and David J. Dick, dated July 25, 1997.

10.16 Amended and Restated Employment Agreement between the Company and Scott D. Peters, dated July 25, 1997.

16.1 Letter of Price Waterhouse LLP, former independent accountants of the Company (previously filed as Exhibit 16.1 to the Company's amended Current Report on Form 8-K dated February 26, 1997 (filed March 17, 1997) and incorporated herein by reference).

21.1*          List of Subsidiaries of the Company.

23.1*          Consent of BDO Seidman LLP.

24.1*          Powers of Attorney (included under the caption "Signatures")