Form 10-Q
period 1998-03-31
GOLF TRUST OF AMERICA INC
filed 1998-05-15
CIK 1024126

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

________________________________________________________________________________

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

                                (843)723-4653
                (Registrant's telephone number, including area code)

________________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---   ---

On May 11, 1998 there were 7,631,694 common shares outstanding of the registrant's only class of common stock.

                                GOLF TRUST OF AMERCIA, INC.
                                        FORM 10-Q
                          FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                         INDEX


                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..........      3
            Consolidated Statements of Income for the Three Months Ended March 31, 1998,
            the Period from  February 12, 1997 (inception) through March 31, 1997,  and the
            Pro Forma Three Months Ended March 31, 1997.....................................      4
            Consolidated Statements of Stockholders' Equity for the Period  from  February
            12, 1997 (inception) through December 31, 1997 and for the Three Months
            Ended March 31, 1998............................................................      5
            Consolidated Statements of Cash Flows for the Three  Months Ended March 31,
            1998 and the Period from February 12, 1997 (inception) through March 31, 1997....     6
            Notes to Consolidated Financial Statements.......................................     7
 ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..........................................................................    13

PART II. OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS...................................................................    19

 ITEM 2. CHANGES IN SECURITIES...............................................................    19

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................    20

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................    20

 ITEM 5. OTHER INFORMATION...................................................................    20

 ITEM 6. EXHIBITS INDEX AND REPORT ON FORM 8-K...............................................    21

         SIGNATURES..........................................................................    23


                                   GOLF TRUST OF AMERICA, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                          (IN THOUSANDS)
                                            (UNAUDITED)


                                                          MARCH 31,   DECEMBER 31,
                                                           1998          1997
                                                        --------------------------
                                                        (UNAUDITED)
ASSETS
Property and equipment:
  Land  . . . . . . . . . . . . . . . . . . .            $ 50,210        $ 25,796
  Golf course improvements  . . . . . . . . .             108,577          58,494
  Buildings . . . . . . . . . . . . . . . . .              38,992          22,199
  Furniture, fixtures, and equipment  . . . .              19,209           8,556
                                                         --------        --------
Total property and equipment  . . . . . . . .             216,988         115,045
  Less accumulated depreciation . . . . . . .              15,029          14,001
                                                         --------        --------
Property and equipment, net . . . . . . . . .             201,959         101,044
                                                         --------        --------
Mortgage notes receivable . . . . . . . . . .              66,466          65,129

Cash and cash equivalents   . . . . . . . . .               1,553          14,968
Receivable from affiliates (Note 7) . . . . .               1,095           1,004
Other assets  . . . . . . . . . . . . . . . .               5,873           4,161
                                                         --------        --------
Total assets  . . . . . . . . . . . . . . . .            $276,118        $186,306
                                                         --------        --------
                                                         --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable   . . . . . . . . . . . . . . .            $ 86,474         $ 4,325
Accounts payable and other liabilities  . . .               2,837           3,029
                                                         --------        --------
Total liabilities . . . . . . . . . . . . . .              89,311           7,354
                                                         --------        --------
Minority interest . . . . . . . . . . . . . .              62,375          54,625
                                                         --------        --------
Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
  shares authorized, no shares issued. . . . .                  -               -
  Common stock, $.01 par value, 90,000,000
  shares authorized, 7,631,694 shares issued
  and outstanding. . . .  . . . . . . . . . .                  76              76
  Additional paid-in capital  . . . . . . . .             128,095         127,488
  Retained earnings . . . . . . . . . . . . .               1,726           1,774
  Unamortized restricted stock compensation .              (2,167)         (1,713)
  Note receivable from stock sale   . . . . .              (3,298)         (3,298)
                                                         --------        --------
Stockholders' equity  . . . . . . . . . . . .             124,432         124,327
                                                         --------        --------
Total liabilities and stockholders' equity. .            $276,118        $186,306
                                                         --------        --------
                                                         --------        --------

          See accompanying notes to consolidated financial statements

                          GOLF TRUST OF AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                               PERIOD FROM
                                              FOR THE THREE     FEBRUARY 12      FOR THE THREE
                                              MONTHS ENDED       THROUGH         MONTHS ENDED
                                                MARCH 31,        MARCH 31,          MARCH 31,
                                                  1998             1997               1997
                                              -------------------------------------------------
                                                                                   (PRO FORMA)
REVENUES:
  Rent from affiliates (Note 7)...........       $3,156           $1,631              $3,031
  Rent....................................        3,638              411                 754
  Mortgage interest.......................        2,126                -                   -
                                               --------           ------              ------
Total revenues............................        8,920            2,042               3,785
                                               --------           ------              ------
EXPENSES:
  Depreciation and amortization...........        1,821              346                 794
  General and administrative..............        1,156              313                 524
                                               --------           ------              ------
Total expenses............................        2,977              659               1,318
                                               --------           ------              ------
Operating income..........................        5,943            1,383               2,467
                                               --------           ------              ------
OTHER INCOME (EXPENSE):
  Interest income.........................           72              131                 131
  Interest expense........................         (916)             (40)                (92)
                                                -------           ------              ------
Total other income (expense)..............         (844)              91                  39
                                                -------           ------              ------
Net income before minority interest.......        5,099            1,474               2,506
Income applicable to minority interest....        2,018              758               1,288
                                                -------           ------              ------
Net income................................      $ 3,081           $  716              $1,218
                                                -------           ------              ------
                                                -------           ------              ------
Basic earnings per share..................        $ .40           $  .19              $  .31
                                                -------           ------              ------
                                                -------           ------              ------
Weighted average number of shares - basic.        7,632            3,823               3,910
                                                -------           ------              ------
                                                -------           ------              ------
Diluted earnings per share................        $ .39           $  .18              $  .31
                                                -------           ------              ------
                                                -------           ------              ------
Weighted average number of shares -
  diluted.................................        7,826            3,873               3,960
                                                -------           ------              ------
                                                -------           ------              ------


          See accompanying notes to consolidated financial statements

                          GOLF TRUST OF AMERICA, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (IN THOUSANDS)
                                (UNAUDITED)


                                                                                                         NOTE
                                                         ADDITIONAL                                   RECEIVABLE         TOTAL
                                                           PAID-IN        RETAINED     UNEARNED       FROM STOCK      STOCKHOLDERS'
                                     SHARES    AMOUNT      CAPITAL        EARNINGS   COMPENSATION        SALE            EQUITY
                                    --------  ---------  ---------        --------   ------------     ----------      ------------
BALANCE, February 12, 1997.......       -      $  -        $  -            $  -          $  -             $  -            $  -
Proceeds from Initial Public
Offering ........................    3,910        39        82,071            -             -                -            82,110
Payment of underwriters discount
and initial  offering costs......       -         -         (9,055)           -             -                -            (9,055)
Adjustment for minority
interest in operating partnership       -         -        (33,882)           -             -                -           (33,882)
Issuance of shares in exchange
for note.........................      159         2         3,296            -             -             (3,298)           -
Issuance of shares for
acquisition......................       22        -            600            -             -                -               600
Issuance of restricted stock.....       70         1         1,827            -          (1,828)             -               -
Proceeds from follow-on
offering.........................    3,450        34        88,372            -             -                -            88,406
Payment of underwriters
discount and costs...............        -        -         (5,741)           -             -                -            (5,741)
Amortization of restricted
stock compensation...............        -        -           -               -             115              -               115
Dividends........................        -        -           -            (4,195)          -                -            (4,195)
Net income.......................        -        -           -             5,969           -                -             5,969
                                    --------  ---------  ---------        --------   ------------     ----------      ------------
BALANCE, December 31, 1997.......    7,611       $76      $127,488       $  1,774      $ (1,713)       $  (3,298)       $124,321
                                    --------  ---------  ---------        --------   ------------     ----------      ------------


Issuance of restricted stock.....       21        -            607            -            (607)             -               -
Amortization of restricted stock
compensation.....................        -        -             -              -            153              -               153
Dividends........................        -        -             -          (3,129)          -                -            (3,129)
Net income.......................        -        -             -           3,081           -                -             3,081
                                    --------  ---------  ---------        --------   ------------     ----------      ------------
BALANCE, March 31, 1998..........    7,632      $ 76      $128,095       $  1,726       $(2,167)         $(3,298)       $124,432
                                    --------  ---------  ---------        --------   ------------     ----------      ------------
                                    --------  ---------  ---------        --------   ------------     ----------      ------------


           See accompanying notes to consolidated financial statements.

                         GOLF TRUST OF AMERICA, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                     PERIOD FROM
                                                     THREE MONTHS     FEBRUARY 12
                                                        ENDED          THROUGH
                                                      MARCH 31,       MARCH 31,
                                                         1998            1997
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................  $ 3,081          $  716
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...................    1,856             346
    Loan cost amortization..........................      130             -
    Straight-line interest..........................     (332)            -
    Amortization of restricted stock compensation...      153             -
    Income applicable to minority interest..........    2,018             758
    Increase in receivable from affiliates..........      (91)            -
    Increase in other assets........................   (1,857)           (151)
    Increase in accounts payable and other
      liabilities...................................     (192)            813
                                                      -------         -------
Net cash provided by operating activities...........    4,766           2,482
                                                      -------         -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements.........  (81,363)        (54,555)
  Increase in mortgage notes receivable.............   (1,005)            -
                                                      -------         -------
Net cash used in investing activities...............  (82,368)        (54,555)
                                                      -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit..................   69,945           4,325
  Payments on notes and line of credit..............     (723)            -
  Increase in minority interest.....................       -             (758)
  Net proceeds from issuance of common stock........       -           73,055
  Distributions to partners.........................   (1,906)            -
  Dividends paid....................................   (3,129)            -
                                                      -------         -------
Net cash provided by financing activities...........   64,135          76,622
                                                      -------         -------
Net increase in cash................................  (13,415)         24,549
Cash and cash equivalents, beginning of period......   14,968             -
                                                      -------         -------

Cash and cash equivalents, end of period............  $ 1,553         $24,549
                                                      -------         -------
                                                      -------         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period....................  $   916         $    40

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Net assets of Legends Golf transferred to the
  Company...........................................  $    -          $   981
OP Units issued in golf course acquisitions.........  $ 7,638         $   -
Debt acquired with acquisition (Note 4).............  $12,927         $   -


           See accompanying notes to consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The principal business strategy of the Company is to acquire upscale golf courses and to lease the golf courses pursuant to long-term triple net leases to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership") and Sandpiper-Golf Trust LLC. Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 60.0% interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2% interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 59.8% interest therein. Larry D. Young, a director of the Company, along with his affiliates owns 29.4 percent of the Operating Partnership and is a significant lessee. The remaining interest in the Operating Partnership is held by operators of the golf courses, their affiliates and officers of the Company.

     The accompanying unaudited financial statements have been prepared by the management of Golf Trust of America, Inc. in accordance with generally accepted accounting principles for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

     The unaudited Pro Forma Consolidated Statement of Income for the three months ended March 31, 1997 is presented as if the Formation Transactions had occurred January 1, 1997 and includes the pro forma period from January 1, 1997 to February 11, 1997 and actual results for period from February 12 to March 31, 1997. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transaction have been made.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share."
This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no material impact on the Company's financial statements as "diluted" earnings per share disclosure required by the pronouncement were the same as earnings per share previously reported. The only difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (approximately 194,000 and 50,000 shares added to weighted shares outstanding for the three months ended March 31, 1998 and 1997, respectively).

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


2.   ACQUISITION OF GOLF COURSES

     During the three months ended March 31, 1998, the Company purchased an additional 6 golf courses for an aggregate initial investment of approximately $79.6 million in cash, repayment of indebtedness and the assumption of a property subject to a lien of $12.9 million and $7.6 million in OP Units (approximately 280,000 units). The aforementioned golf courses are leased to third party operators pursuant to long-term triple net leases.

     The following is a summary of the acquisitions for 1998:

                                                                                           INITIAL
 ACQUISITION                                                                              INVESTMENT
    DATE                 COURSE NAME                         LOCATION                   (IN THOUSANDS)
------------------------------------------------------------------------------------------------------
  1/2/98         Bonaventure - East and West Courses       Fort Lauderdale, FL              $ 23,700
 1/16/98         Mystic Creek Golf Club & Banquet Center   Dearborn, MI                       10,000
  2/1/98         Emerald Dunes Golf Course                 West Palm Beach, FL                22,400
  3/6/98         Sandpiper Golf Course                     Santa Barbara, CA                  36,500
  3/9/98         Persimmon Ridge Country Club              Louisville, KY                      7,500
                                                                                            --------
                                                                                            $100,100
                                                                                            --------
                                                                                            --------

   The Emerald Dunes Golf Course was acquired subject to a lien which is explained in Note 4. In conjunction with the purchase of the Emerald Dunes Golf Course, Raymon Finch, Sr. and Ray Finch, Jr. (collectively the Finches) were granted 50,000 options each, of which 25,000 in the aggregate will vest when in any calendar year the Company acquires more than $25 million in courses as identified by the Finches. After year five, all options immediately vest if the stock price is $10.00 over the strike price at which the options were issued ($28) and if the Finches have otherwise undertaken to promote and market the Company.

   Concurrent with the acquisition of the Sandpiper Golf Course, the Company formed Sandpiper-Golf Trust, LLC, of which the Operating Partnership is the sole member, to hold title to the golf course. In, addition, the Operating Partnership owns approximately 95% of the economic interest in a taxable subsidiary formed to hold title to a 14 acre development site adjacent to the Sandpiper Golf Course with the balance owned by Mr. Blair, President and Mr. Young, a director of the Company.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


3. COMMITMENTS

   LEASES

   Typically, the Company leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2-5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. At March 31, 1998, the amount reserved was $235,000 compared to $44,000 for the period from February 12 to March 31, 1997.

   The non-cancelable leases provide for the Company to receive the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will generally be paid to the Company each year in the amount, if any, by which the sum of 33 1/3% of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Participating rent was $365,000 for the three months ended March 31, 1998 and $38,000 for the period from February 12 to March 31, 1997. The base rent will generally be increased each year by the lesser of (i) 3% or (ii) 200% of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the initial lease term.

4. NOTES PAYABLE

   Prior to amendment and restatement as discussed below, the Company had available an $100 million secured revolving Credit Facility which carried a floating interest rate of LIBOR plus 1.75%.

   On February 27, 1998, a consortium of banks, co-led by NationsBank, N.A. and Bank of America NT & SA, amended and restated the Credit Facility to increase the amount available to $125 million on an unsecured basis and to adjust the interest rate to LIBOR plus 1.75%. Up to 20% of the Credit Facility may be used for working capital needs. The Credit Facility availability is limited to the unencumbered pool calculation as defined in the Credit Facility. Financial covenants include minimum requirement for net worth, liquidity and cash flow. Non-financial covenants include, among others, restrictions on loans outstanding, construction in progress, loans to officers, changes to the Board of Directors. These covenants have been met.

   In May 1998, the Company negotiated an amendment to the Credit Facility whereby the Company now has a grid pricing arrangement which provides incentives for the Company to maintain a low ratio of total debt to total assets. The Company expanded the definition of eligible properties in the unencumbered pool in a manner consistent with the Company's own underwriting methods. The Company also negotiated to reduce the coverage ratio for the unencumbered pool calculation to offer greater flexibility for future capital needs.

   Effective February 1, 1998, the Company purchased the Emerald Dunes property subject to an existing lien whose principal balance was approximately $12.9 million at the time of the purchase. This loan has fixed monthly payments of approximately $117,000 (including interest of 8.75%) due on the first of each month with the term expiring in November 2016.

   The Company has agreed to maintain a minimum loan balance of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seed to minimize certain adverse tax consequences from their contribution of their courses to the company.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

5.   STOCK OPTIONS AND AWARDS

   In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors' Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. In February 1998, 20,000 options were granted to the Directors at the fair market value at the date of grant ($29.00). These options vest immediately. There are 60,000 remaining options available for future grants.

   In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee of the Board of Directors is authorized to grant awards relating in the aggregate up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Restricted stock grants vest twenty five percent per year from the date of grant. On January 30, 1998, 50,000 options were granted to a new employee.

   On January 1, 1998 the Company issued 20,939 restricted common shares to officers of the Company under the New 1997 Plan. These shares were issued for $0.01 when the market price was $29.00 and vests over four years. Compensation expense recognized for all restricted stock grants was
approximately $153,000 for the three months ended March 31, 1998.   At March
31, 1998, 39,061 shares remaining available for options and restricted stock grants under the New 1997 Plan.

   During the three months ended March 31, 1998, loans of approximately $525,000, secured by OP Units, were made to two officers for the payment of related taxes. On April 15, 1998 additional loans of $175,000 were made to the same officers. The loans bear interest at 6.0% and 5.7% respectively with repayment due upon the earlier of a) 180 days of employee's termination,
b) December 31, 2002, or c) upon partial sale of shares, 50% of the net proceeds will be used to repay the notes.

   Transactions involving the plans are summarized as follows:

                                                                    WEIGHTED
                                                                    AVERAGE
OPTION SHARES                                        SHARES       EXERCISE PRICE
-------------                                       ----------   ---------------
Outstanding at February 12, 1997  .                      -            $  -
Granted . . . . . . . . . . . . . .                   940,000          23.88

Exercised . . . . . . . . . . . . .                      -               -
Expired and/or canceled . . . . . .                      -               -
                                                    ---------         ------
Outstanding at December 31, 1997  .                   940,000         $23.88
                                                    ---------         ------
                                                    ---------         ------
Granted . . . . . . . . . . . . . .                    70,000          29.00
Exercised . . . . . . . . . . . . .                      -               -
Expired and/or canceled . . . . . .                      -               -
                                                    ---------         ------
Outstanding at March 31, 1998 . . .                 1,010,000         $24.24
                                                    ---------         ------
                                                    ---------         ------


-----------------------------------------------          ---------------------
               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-----------------------------------------------          ---------------------
 RANGE OF                REMAINING     AVERAGE
 EXERCISE               CONTRACTUAL   EXERCISE
  PRICE      SHARES    LIFE (YEARS)     PRICE              SHARES       PRICE
-----------------------------------------------          ---------------------
$21          335,000      8.9          $21.00              105,000     $21.00
$24 - $26    605,000      9.1          $25.48                 -          -
$29           70,000      9.9          $29.00               20,000     $29.00



                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

5. STOCK OPTIONS AND AWARDS (CONT'D)

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

6. PRO FORMA FINANCIAL INFORMATION

   The pro forma financial information set forth below is presented as if the 1998 acquisitions (Note 3) had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997 nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).


                                      For the Three    For the Three
                                      Months Ended     Months Ended
                                        March 31,        March 31,
                                          1998             1997
-------------------------------------------------------------------------------
Revenues                                 $ 9,934         $ 6,252
Net income                               $ 3,100         $ 1,436
Basic earnings per share                 $   .41         $   .37
Diluted earnings per share               $   .40         $   .36


   The pro forma financial information includes the following adjustments:
(i) an increase in depreciation and amortization expense; (ii) an increase in general and administrative expenses to reflect a whole year of operations for 1997 only; (iii) a increase in interest expense; and (iv) an increase in income applicable to minority interest.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

7. TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

   Legends Golf is a significant lessee of the golf courses in the Company's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of golf courses owned by the Company. Legends Golf manages and operates the golf courses as a lessee under triple net leases. Legends Golf derives revenues from the operation of golf course principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

   The following table sets forth certain combined condensed financial information for Legends Golf.


                                                         March 31,   December 31,
(IN THOUSANDS)                                             1998          1997
-----------------------------------------------------------------------------------
Current assets                                           $ 4,496       $ 2,454
Non-current assets                                        21,228        19,765
                                                         -------       -------
Total assets                                             $25,724       $22,218
                                                         -------       -------
                                                         -------       -------

Payable to Golf Trust of America, LP                     $ 1,095       $ 1,004
Other current liabilities                                  1,822         1,720
Total long-term liabilities                               14,546        10,897
Total owners' equity                                       8,261         8,597
                                                         -------       -------
Total liabilities and owners' equity                     $25,724       $22,218
                                                         -------       -------
                                                         -------       -------


                                             For the three months ended March 31,
(IN THOUSANDS)                                     1998             1997
-----------------------------------------------------------------------------------
Total Revenues                                  $  5,299           $ 5,107
Operating Loss                                  $ (1,170)          $  (604)
Net Income (loss)                               $    279           $  (322)


   Total revenues from golf course operations for Legends Golf increased by $.2 million or 3.8 percent to $5.3 million for the three months ended March 31, 1997. The increase was primarily attributed to increased greens fees at the Myrtle Beach area courses net of reduced cart rentals.

   Operating loss increased by $.6 million to $1.2 million for the three months ended March 31, 1998 compared to $.6 million for the corresponding period in 1997. The increase was primarily the result of lease payments to Golf Trust of America, L.P. for the full three months in 1998 versus only one and one-half months in 1997 offset by the related reductions in depreciation expense. Net income was $.3 million for the three months ended March 31, 1998 compared to a net loss of $.3 million for the three months ended March 31, 1997 primarily due to the increased lease payments to Golf Trust of America, L.P. net of the reductions of depreciation and interest expense and the equity in the earnings of Golf Trust of America, L.P.

8. SUBSEQUENT EVENTS

   DECLARATION OF DIVIDENDS

   On April 24, 1998, the Board of Directors declared a quarterly dividend distribution of $.41 per share for the quarter ended March 31, 1998, to stockholders of record on May 4, 1998, which will be paid on May 18, 1998.

                          GOLF TRUST OF AMERICA, INC.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW AND FORMATION

   Golf Trust of America, Inc. (the "Company") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which the Company owns
61.3 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of the Company, along with his affiliates owns 29.4 percent of the Operating Partnership and is a significant lessee. The remaining interest is the Operating Partnership is held by operators of the golf courses, their affiliates and officers of the Company.

   "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent the Company's expectations concerning future events including the following: statements regarding the Company's continuing ability to target and acquire high quality golf courses; the expected availability of the Line-of-Credit and other debt and equity financing; the Lessees' future cash flows, results of operations and overall financial performance; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should read in conjunction with the accompanying Consolidated Financial Statements appearing elsewhere herein.

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

GOLF COURSE ACQUISITIONS

   During the first quarter of 1998, the Company has acquired interest in an additional 6 courses for an aggregate of approximately $100 million.

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

   Effective February 1, 1998, the Company acquired Emerald Dunes Golf Course, an 18-hole daily fee golf facility located in West Palm Beach, Florida for a total purchase price of $22.4 million, which includes $6.1 million in OP Units. The Company acquired the course subject to an existing first lien of $12.9 million.

                          GOLF TRUST OF AMERICA, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


GOLF COURSE ACQUISITIONS (CONT'D)

   On March 6, 1998, the Company acquired Sandpiper Golf Course, an 18-hole upscale daily fee golf facility near Santa Barbara, California for $32.0 million and an adjacent 14-acre development site valued at $4.5 million. The course is leased to a joint venture consisting of one of the West Coast's largest golf course contractors, Environmental Golf, and the owner of a planned 400 room five star luxury hotel adjacent to the course. To comply with certain REIT restrictions, Mr. Blair and Mr. Young hold an approximate 5% interest in the taxable subsidiary which holds the development site.

   On March 9, 1998, the Company acquired Persimmon Ridge, an 18-hole upscale private golf facility located near Louisville, Kentucky for $7.5 million.
The course is leased to an affiliate of Granite Golf Group.

REVENUE GROWTH

   The Company's primary sources of revenue are Lease Payments under the Participating Leases and mortgage payments under the Participating Mortgage. Participating Rent is generally equal to 33-1/3% of the increase in Gross Golf Revenues over the Gross Golf Revenues for the Golf Course for the base year, as adjusted by the Company in determining the initial Base Rent. Base Rent will increase each year by the Base Rent Escalator during the first five years of the lease term, generally equal to the lesser of (i) 3% or (ii) 200% of the change in the CPI over the prior year. Annual increases in Lease Payments are generally limited to a maximum of 5% for the first five years of the lease term.

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

RESULTS OF OPERATIONS OF THE COMPANY

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND THE PERIOD FROM FEBRUARY 12 (INCEPTION) TO MARCH 31, 1997

   For the three months ended March 31, 1998, the Company received $8,920,000 in revenue from the Participating Leases and the Mortgage Note Receivable, including $365,000 in Participating Rent. For the period from February 12 to March 31, 1997, the Company received $2,042,000 in revenue from the Participating Leases, including $38,000 in Participating Rent. The increase in revenues is due to 1) minimum increases of approximately $95,000, 2) a full quarter of operations for 1998 resulting in $1,743,000 in additional rental revenue, 3) rent from new course acquisitions of $2,587,000, 4) $2,126,000 of interest from the Mortgage Note Receivable which was issued June 20, 1997 and 5) the increase in Participating Rent.

   Expenses totaling $3,821,000 for the three months ended March 31, 1998 and $750,000 for the period from February 12 to March 31, 1997, reflect depreciation and amortization, general and administrative expenses and interest expense. The increase reflects 1) a full quarter of operations resulting in $262,000 additional rent for 1997, 2) additional interest expense of $876,000 as a result of the approximate $100,100,000 of acquisitions made in the first quarter of 1998, 3) additional depreciation of $448,000 which reflects a full quarter of operations, 4) additional depreciation of $1,027,000 for the 1997 acquisitions subsequent to the quarter ended March 31, 1997 and 5) additional general and administrative costs of $632,000, including additional compensation expense of $218,000, loan amortization of $130,000 and increased administrative costs of $284,000.

   For the three months ended March 31, 1998 net income was $3,081,000 compared to the period from February 12 to March 31, 1997, net income was $716,000.

                          GOLF TRUST OF AMERICA, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS OF THE COMPANY (CONT'D)

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND THE PROFORMA THREE MONTHS ENDED MARCH 31, 1997

   For the three months ended March 31, 1998 and the proforma three months ended March 31, 1997, the Company would have received $8,920,000 and $3,785,000 in revenue from the Participating Leases and the Mortgage Note Receivable, including $365,000 and $38,000 in Participating Rent for 1998 and 1997, respectively. The 1997 proforma results have been computed using actual results for 1997 and projected results for the period from January 1 to February 1, 1997. The increase in revenues is due to 1) minimum increases of approximately $95,000, 2) rent from new course acquisitions of $2,587,000,
3) $2,126,000 of interest from the Mortgage Note Receivable which was issued June 20, 1997 and 4) the increase in Participating Rent.

   Expenses would have totaled $3,821,000 and $1,357,000 for the three months ended March 31, 1998 and the proforma three months ended March 31, 1997, and reflect depreciation and amortization, general and administrative expenses and interest expense. The increase reflects 1) additional interest expense of $824,000 to reflect the approximate $100,100,000 of acquisitions made in the first quarter of 1998, 2) additional depreciation of $234,000 for the 1997 acquisitions and 3) additional general and administrative costs of $632,000, including additional compensation expense of $218,000, loan amortization of $130,000 and increased administrative costs of $284,000.

   Net income for the three months ended March 31, 1998 and the proforma three months ended 1997 would have been $3,081,000 and $1,218,000.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

   Cash flow from operating activities for the three months ended March 31, 1998 was $4,766,000 compared to $2,482,000 for the period from February 12, 1997 to March 31, 1997. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization and working capital changes. Cash flows used in investing activities reflect increases in the mortgage receivable related to the Westin Innisbrook facility of $1,005,000 and golf course acquisitions of $81,311,000 for the three months ended March 31, 1998. This compares to acquisitions of the ten initial courses for $54,555,000 for the period from February 12 to March 31, 1997. Cash flows provided by financing activities, totaling $82,316,000 represents the borrowing of $69,170,000 under the Credit Facility and assumption of property subject to an existing lien (as discussed below) less dividends and partner distributions totaling $5,035,000 for the three months ended March 31, 1998. This compares to initial borrowings of $4,325,000 and loan costs of $1,448,000 and the initial offering proceeds of $73,055,000 for the period from February 12, 1997 to March 31, 1997.

   On June 20, 1997, the Company entered into the Credit Facility to be used primarily for the acquisition of additional golf courses, but a portion of which may also be used for acquisition of expansion facilities, for capital expenditures or for general working capital purposes. On February 27, 1998, the Company amended and restated the Credit Facility to increase the amount available to $125 million on an unsecured basis. The Credit Facility availability is limited to the unencumbered pool calculation as defined in the Credit Facility and up to 20% of the Credit Facility may be used for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to Board of Directors. At the present time, these covenants have been met. Prior to amendment, the Company had a $100 million secured revolving Credit Facility carried a floating interest rate of LIBOR plus 1.75%.

                          GOLF TRUST OF AMERICA, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


   LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (CONT'D)

   In May 1998, the Company negotiated an amendment to the Credit Facility whereby the Company now has a grid pricing arrangement which provides incentives for the Company to maintain a low ratio of total debt to total assets. The Company expanded the definition of eligible properties in the unencumbered pool in a manner consistent with the Company's own underwriting methods. The Company also negotiated to reduce the coverage ratio for the unencumbered pool calculation to offer greater flexibility for future capital needs.

   Effective February 1, 1998, the Company purchased the Emerald Dunes property subject to an existing lien whose principal balance was approximately $12.9 million at the time of the purchase. This loan has fixed monthly payments of approximately $117,000 (including interest of 8.75%) due on the first of each month with the term expiring in November 2016.

   The Company has agreed to maintain a minimum loan balance of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

   The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. The Company anticipates that future acquisitions would be funded with debt financing provided by the Line of Credit, the issuance of OP Units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. Except as described below, the Company currently has no binding agreement to acquire any additional golf courses.

   The Company's acquisition capabilities are enhanced by its existing capital structure. The Company intends to maintain a capital structure with consolidated indebtedness representing no more than 50% of its total market capitalization.

COMMITMENTS

   The Participating Leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses to fund capital expenditures. The Lessees will fund any capital expenditures in excess of such amounts.

   Under certain circumstances, the Company agrees to make available to the Lessees to fund significant capital improvements, to expand the existing golf facilities and in limited circumstances to provide working capital. When significant capital improvements are funded, the underlying Base Rent will be increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement. The Company has agreed to fund the construction of an additional nine holes at Northgate Country Club ($3.0 million), purchase a clubhouse being constructed at The Woodlands ($750,000), fund the construction at Lost Oaks of Innisbrook for renovations of the clubhouse and golf course ($1.25 million), fund a working capital line at Tiburon ($150,000), fund the renovations to the conference facilities and construction of additional nine holes at the Westin Innisbrook Resort ($9.0 million), fund a working capital line at Bonaventure Golf Course ($750,000) and pay for renovations at that course ($3.2 million) and pay for renovations at the Sandpiper Golf Course ($6.0 million) and to fund a working capital line of ($5.0 million) at the course.

                          GOLF TRUST OF AMERICA, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

COMMITMENTS (CONT'D)

   The Company has entered into commitments and letters of intent to acquire golf courses and related facilities valued at in excess of $60 million. The Company is in various stages of negotiation and due diligence review for each of these acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete the acquisition of any of these golf course acquisitions.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

   Funds from Operations and Cash Available for Distribution are calculated as follows:


                                                            (IN THOUSANDS)
                                      THREE MONTHS           PERIOD FROM
                                         ENDED            FEBRUARY 12, 1997              THREE MONTHS
                                        THROUGH        (INCEPTION OF OPERATIONS)             ENDED
                                     MARCH 31, 1998     THROUGH MARCH 31, 1997         MARCH 31,1997
                                     -----------------------------------------------------------------
                                      (UNAUDITED)             (UNAUDITED)               (PRO FORMA)
Income before minority interest..       $5,099                  $1,474                          $2,506
Depreciation and amortization for
  real estate assets.............        1,821                     346                             794
                                        ------                  ------                          ------
Funds from Operations............        6,920                   1,820                           3,300

Adjustments:
  Noncash mortgage interest......         (332)                    -                                -
  Capital expenditure reserve....         (235)                    (44)                           (152)
                                        ------                  ------                          ------
Cash Available for Distribution..        7,477                   1,776                           3,148
                                        ------                  ------                          ------
                                        ------                  ------                          ------

   Noncash interest revenue represents the difference between interest revenue on the Participating Mortgage reported by the Company in according with GAAP and the actual cash payment to be received by the Company. The Participating Leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses to fund capital expenditures. The Lessees will fund any capital expenditures in excess of such amounts.

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

                          GOLF TRUST OF AMERICA, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RECENT ACCOUNTING PRONOUNCEMENTS

   On March 19, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued a ruling, EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". The ruling provides that internal costs of identifying and acquiring operating property should be expensed as incurred. The effect of the adoption of EITF 97-11 will not have a material impact on the financial statements of the Company.

                           GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998


PART II.     OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS

              Not Applicable.

  ITEM 2.    CHANGES IN SECURITIES

  AMENDMENT OF BYLAWS

     On February 16, 1998, the Board of Directors approved the following changes in the Company's Bylaws (which had remained unchanged since their original adoption on November 10, 1996), in order to provide greater protection against a hostile take-over of the Company and thereby to increase the Board's ability to maximize shareholder's long-term value per share. The Bylaws were amended to:

      i. require shareholders holding at least a majority (as opposed to "at least 50%") of shares entitled to vote to request a special shareholders' meeting;

     ii. require shareholders to give the Company advance notice of director nominations and new business proposals to be introduced at any annual meeting of shareholders; and

    iii. require 80% of the Board of Directors to approve amendments to Bylaw provisions relating to calling special shareholder meetings and advance notice of director nominations and shareholder proposals.

     The amended Bylaws are filed as an exhibit to this Quarterly Report.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 1, 1998, the Compensation Committee awarded to W. Bradley Blair, II, David J. Dick and Scott D. Peters, 9,507 shares, 7,809 shares and 3,623 shares, respectively, of restricted Common Stock pursuant to the Company's 1997 Stock-Based Incentive Plan, such shares were sold for their aggregate par value of $209.39 and were subsequently registered with the Securities and Exchange Commission on the Company's Form S-8 (File No. 333-46657) filed February 20, 1998. On January 16, 1998, the Operating Partnership issued 52,724 OP Units to the Prior Owner of Mystic Creek Golf Club for its interest in Mystic Creek Golf Club. On February 1, 1998, the Operating Partnership issued 227,347 OP Units to the Prior Owner of Emerald Dunes Golf Course for its interest in Emerald Dunes Golf Course, of these 9, 259 were designated Class B Partnership Units, a newly created series of OP Units described below. OP Units may generally be redeemed by their holder one year after issuance for cash or, at the option of the Company, shares of Common Stock on a one-for-one basis. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

                           GOLF TRUST OF AMERCIA, INC.
                                    FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998


ITEM 2.  CHANGES IN SECURITIES (CONT'D)

TERMS OF CLASS B OP UNITS

  As of February 1, 1998, the Operating Partnership adopted the First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Golf Trust of America, L.P. (the "Amendment"), which is included as an exhibit to this Quarterly Report. Among other things, the Amendment created Class B OP Units as follows:

       "There is hereby created Class B Limited Partnership Interests in the Partnership. The Class B Limited Partnership Interests shall have the same redemption rights as set forth in Section 8.05 of the Partnership Agreement. Class B Limited Partnership Units shall not be entitled to any distributions of cash as set forth in Section 5.02 of the Partnership Agreement. No income or losses shall be allocated to the holders of the Class B Limited Partnership Units."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

                            GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 1998 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.


Exhibit No.   Description
-----------   ----------------------------------------------------------------------
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

3.2*          Bylaws of the Company as amended by the Board of Directors on February
              16, 1998 and as currently in effect.

10.1.2        First Amendment to the Partnership Agreement, dated as of February 1,
              1998 (previously filed as Exhibit 10.1.2 to the Company's Annual
              Report on Form 10-K (Commission File No. 000-22091), filed March 31,
              1998, and incorporated herein by reference).

10.2.7        Lease, dated January 1, 1998, by and between Golf Trust of America,
              L.P., as landlord, and Emerald Dunes - Bonaventure, Inc., as tenant
              (previously filed as Exhibit 10.2.7 to the Company's Annual Report on
              Form 10-K (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.2.8        Lease, dated January 16, 1998, by and between Golf Trust of America,
              L.P., as landlord, and Mystic Creek Golf Club, Limited Partnership, as
              tenant (previously filed as Exhibit 10.2.8 to the Company's Annual
              Report on Form 10-K (Commission File No. 000-22091), filed March 31
              1998, and incorporated herein by reference).

10.2.9        February 1, 1998, by and between Golf Trust of America, L.P., as landlord, and Emerald Dunes - West Palm Beach, Inc., as tenant
              (previously filed as Exhibit 10.2.9 to the Company's Annual Report on
              Form 10-K (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.2.10       Lease, dated March 6, 1998, by and between Sandpiper - Golf Trust LLC, as landlord, and Sandpiper at SBCR, LLC, as tenant (previously filed as Exhibit 10.2.10 to the Company's Annual Report on Form 10-K
              (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.2.11       Lease, dated March 9, 1998, by and between Golf Trust of America,
              L.P., as landlord, and Granite Ridge, Inc., as tenant (previously filed as Exhibit 10.2.11 to the Company's Annual Report on Form 10-K
              (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).


                           GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


   ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K (CONT'D)


Exhibit No.   Description
-----------   ----------------------------------------------------------------------

10.4.13       Real Property Purchase and Sale Agreement and Escrow Instructions,
              dated January 9, 1998, by and between Aradon Corporation, as seller, and Golf Trust of America, L.P., as buyer (previously filed as Exhibit
              10.4.13 to the Company's Annual Report on Form 10-K (Commission File
              No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.4.14 Contribution and Leaseback Agreement, dated January 23, 1998, by and between Okeechobee Championship Golf, Inc., as transferor, and Golf
              Trust of America, L.P., as transferee (previously filed as Exhibit
              10.4.14 to the Company's Annual Report on Form 10-K (Commission File
              No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.4.15       Purchase and Sale Agreement, dated February 26, 1998 by and between
              Persimmon Ridge Golf Group, L.P., as seller, and Golf Trust of
              America, L.P., as buyer (previously filed as Exhibit 10.4.15 to the
              Company's Annual Report on Form 10-K (Commission File No. 000-22091),
              filed March 31 1998, and incorporated herein by reference).

27.1*          Financial Data Schedule


*  Filed Herewith

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLF TRUST OF AMERICA, INC., registrant


                              By: /S/ W. Bradley Blair, II
                                 ------------------------------------------
                                      W. Bradley Blair, II
                                      President and Chief Executive Officer






/S/ W. Bradley Blair, II                     5/14/98
---------------------------------------      -----------------------
W. Bradley Blair, II                         Date
President, Chief Executive Officer and
Chairman of the Board of Directors



/S/ Scott D. Peters                          5/14/98
---------------------------------------      -----------------------
Scott D. Peters                              Date
Senior Vice President and
Chief Financial Officer

                                  EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

     The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

Exhibit No.    Description
-----------    ----------------------------------------------------------------
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

3.2*           Bylaws of the Company as amended by the Board of Directors on February
               16, 1998 and as currently in effect.

10.1.2         First Amendment to the Partnership Agreement, dated as of February 1,
               1998 (previously filed as Exhibit 10.1.2 to the Company's Annual
               Report on Form 10-K (Commission File No. 000-22091), filed March 31,
               1998, and incorporated herein by reference).

10.2.7         Lease, dated January 1, 1998, by and between Golf Trust of America,
               L.P., as landlord, and Emerald Dunes - Bonaventure, Inc., as tenant
               (previously filed as Exhibit 10.2.7 to the Company's Annual Report on
               Form 10-K (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.2.8         Lease, dated January 16, 1998, by and between Golf Trust of America,
               L.P., as landlord, and Mystic Creek Golf Club, Limited Partnership, as
               tenant (previously filed as Exhibit 10.2.8 to the Company's Annual
               Report on Form 10-K (Commission File No. 000-22091), filed March 31
               1998, and incorporated herein by reference).

10.2.9         Lease, dated February 1, 1998, by and between Golf Trust of America,
               L.P., as landlord, and Emerald Dunes - West Palm Beach, Inc., as tenant (previously filed as Exhibit 10.2.9 to the Company's Annual
               Report on Form 10-K (Commission File No. 000-22091), filed March 31
               1998, and incorporated herein by reference).

10.2.10        Lease, dated March 6, 1998, by and between Sandpiper - Golf Trust LLC, as landlord, and Sandpiper at SBCR, LLC, as tenant (previously filed as Exhibit 10.2.10 to the Company's Annual Report on Form 10-K
               (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.2.11        Lease, dated March 9, 1998, by and between Golf Trust of America,
               L.P., as landlord, and Granite Ridge, Inc., as tenant (previously filed as Exhibit 10.2.11 to the Company's Annual Report on Form 10-K
               (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.4.13        Real Property Purchase and Sale Agreement and Escrow Instructions,
               dated January 9, 1998, by and between Aradon Corporation, as seller, and Golf Trust of America, L.P., as buyer (previously filed as Exhibit
               10.4.13 to the Company's Annual Report on Form 10-K (Commission File
               No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.4.14        Contribution and Leaseback Agreement, dated January 23, 1998, by and between Okeechobee Championship Golf, Inc., as transferor, and Golf
               Trust of America, L.P., as transferee (previously




               filed as Exhibit 10.4.14 to the Company's Annual Report on Form 10-K
               (Commission File No. 000-22091), filed March 31 1998, and incorporated herein by reference).

10.4.15        Purchase and Sale Agreement, dated February 26, 1998 by and between
               Persimmon Ridge Golf Group, L.P., as seller, and Golf Trust of
               America, L.P., as buyer (previously filed as Exhibit 10.4.15 to the
               Company's Annual Report on Form 10-K (Commission File No. 000-22091),
               filed March 31 1998, and incorporated herein by reference).

27.1*          Financial Data Schedule


   *  Filed Herewith