Form 10-Q
period 1998-06-30
GOLF TRUST OF AMERICA INC
filed 1998-08-14
CIK 1024126

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

On August 14, 1998 there were 7,637,488 common shares outstanding of the registrant's only class of common stock.

                            GOLF TRUST OF AMERICA, INC.
                                     FORM 10-Q
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998


                                       INDEX

                                                                                                         PAGE
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS
               Consolidated Balance Sheets as of June 30, 1998 and  December 31, 1997. . . . . . . . . .    3
               Consolidated Statements of Income for the Three Months Ended June 30, 1998 and  1997         4
               Consolidated Statements of Income for the Six Months Ended June 30, 1998, the Period
               from February 12, 1997 (inception) through June 30, 1997 and the Pro Forma Six Months
               Ended June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
               Consolidated Statements of Stockholders' Equity for the Period from February 12, 1997
               (inception) through December 31, 1997 and for the Six Months Ended June 30, 1998. . . . .    6
               Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and the
               Period from February 12, 1997 (inception)  through June 30, 1997. . . . . . . . . . . . .    7
               Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .    8
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . .   16

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                                                23
 ITEM 2.  CHANGES IN SECURITIES                                                                            23
 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                  23
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              23
 ITEM 5.  OTHER INFORMATION                                                                                24
 ITEM 6.  EXHIBITS INDEX AND REPORT ON FORM 8-K                                                            25
          SIGNATURES                                                                                       27

                            GOLF TRUST OF AMERICA, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                         JUNE 30,    DECEMBER 31,
                                                            1998            1997
                                                        -------------------------
                                                        (UNAUDITED)
ASSETS

Property and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . .      $  44,043    $  25,796
  Golf course improvements . . . . . . . . . . . .        131,280       58,494
  Buildings and improvements . . . . . . . . . . .         64,898       22,199
  Furniture, fixtures, and equipment . . . . . . .         37,414        8,556
                                                        ---------    ---------
Total property and equipment . . . . . . . . . . .        277,635      115,045
  Less accumulated depreciation. . . . . . . . . .         18,266       14,001
                                                        ---------    ---------
Property and equipment, net. . . . . . . . . . . .        259,369      101,044
                                                        ---------    ---------
Mortgage notes receivable. . . . . . . . . . . . .         68,856       65,129

Cash and cash equivalents. . . . . . . . . . . . .          1,325       14,968
Receivable from affiliates (Note 7). . . . . . . .          1,091        1,004
Other lessee receivables . . . . . . . . . . . . .          1,484        1,196
Other assets . . . . . . . . . . . . . . . . . . .         10,098        2,965
                                                        ---------    ---------
Total assets . . . . . . . . . . . . . . . . . . .      $ 342,223    $ 186,306
                                                        ---------    ---------
                                                        ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable (Note 4) . . . . . . . . . . . . . .     $  142,834     $  4,325
Accounts payable and other liabilities . . . . . .         11,153        3,029
                                                        ---------    ---------
Total liabilities. . . . . . . . . . . . . . . . .        153,987        7,354
                                                        ---------    ---------
Minority interest. . . . . . . . . . . . . . . . .         63,982       54,625
                                                        ---------    ---------
Commitments

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued . . . . . . . . . .              -           -
  Common stock, $.01 par value, 90,000,000 shares
  authorized, 7,637,488 shares issued and outstanding          76           76
  Additional paid-in capital . . . . . . . . . . .        128,254      127,488
  Retained earnings. . . . . . . . . . . . . . . .          1,236        1,774
  Unamortized restricted stock compensation. . . .         (2,014)      (1,713)
  Note receivable from stock sale. . . . . . . . .         (3,298)      (3,298)
                                                        ---------    ---------
Stockholders' equity . . . . . . . . . . . . . . .        124,254      124,327
                                                        ---------    ---------
Total liabilities and stockholders' equity . . . .     $  342,223   $  186,306
                                                        ---------    ---------
                                                        ---------    ---------

            See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                    FOR THE THREE  FOR THE THREE
                                                     MONTHS ENDED   MONTHS ENDED
                                                       JUNE 30,       JUNE 30,
                                                         1998           1997
                                                    -----------------------------

REVENUES:
  Rent from affiliates (Note 7). . . . . . . . . .       $  3,152       $  3,065
  Rent . . . . . . . . . . . . . . . . . . . . . .          5,113            752
  Mortgage interest. . . . . . . . . . . . . . . .          2,183            181
                                                         --------       --------
Total revenues . . . . . . . . . . . . . . . . . .         10,448          3,998
                                                         --------       --------

EXPENSES:
  Depreciation and amortization. . . . . . . . . .          2,452            803
  General and administrative . . . . . . . . . . .          1,304            597
                                                         --------       --------
Total expenses . . . . . . . . . . . . . . . . . .          3,756          1,400
                                                         --------       --------
Operating income . . . . . . . . . . . . . . . . .          6,692          2,598
                                                         --------       --------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . .             91            317
  Interest expense . . . . . . . . . . . . . . . .         (2,006)          (250)
  Loss on sale of assets . . . . . . . . . . . . .           (370)             -
                                                         --------       --------
Total other income (expense) . . . . . . . . . . .         (2,285)            67
                                                         --------       --------
Net income before minority interest. . . . . . . .          4,407          2,665
Income applicable to minority interest . . . . . .          1,768          1,373
                                                         --------       --------
Net income . . . . . . . . . . . . . . . . . . . .       $  2,639       $  1,292
                                                         --------       --------
                                                         --------       --------

Basic earnings per share . . . . . . . . . . . . .       $    .35       $    .33
                                                         --------       --------
                                                         --------       --------

Weighted average number of shares - basic. . . . .          7,632          3,924
                                                         --------       --------
                                                         --------       --------

Diluted earnings per share . . . . . . . . . . . .       $    .33       $    .32
                                                         --------       --------
                                                         --------       --------

Weighted average number of shares - diluted. . . .          7,928          4,007
                                                         --------       --------
                                                         --------       --------

            See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                     PERIOD FROM
                                                      FOR THE SIX    FEBRUARY 12    FOR THE SIX
                                                     MONTHS ENDED      THROUGH      MONTHS ENDED
                                                       JUNE 30,        JUNE 30,       JUNE 30,
                                                         1998            1997           1997
                                                     --------------------------------------------
                                                                                     (PRO FORMA)
REVENUES:
  Rent from affiliates (Note 7). . . . . . . . . .       $  6,307       $  4,697       $  6,097
  Rent . . . . . . . . . . . . . . . . . . . . . .          8,752          1,162          1,516
  Mortgage interest. . . . . . . . . . . . . . . .          4,309            181            181
                                                         --------       --------       --------
Total revenues . . . . . . . . . . . . . . . . . .         19,368          6,040          7,794
                                                         --------       --------       --------
EXPENSES:
  Depreciation and amortization. . . . . . . . . .          4,273          1,149          2,120
  General and administrative . . . . . . . . . . .          2,460            910          1,070
                                                         --------       --------       --------
Total expenses . . . . . . . . . . . . . . . . . .          6,733          2,059          3,190
                                                         --------       --------       --------
Operating income . . . . . . . . . . . . . . . . .         12,635          3,981          4,604
                                                         --------       --------       --------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . .            163            448            448
  Interest expense . . . . . . . . . . . . . . . .         (2,922)          (290)          (290)
  Loss on sale of assets . . . . . . . . . . . . .           (370)             -              -
                                                         --------       --------       --------
Total other income (expense) . . . . . . . . . . .         (3,129)           158            158
                                                         --------       --------       --------
Net income before minority interest. . . . . . . .          9,506          4,139          4,762
Income applicable to minority interest . . . . . .          3,786          2,129          2,384
                                                         --------       --------       --------
Net income . . . . . . . . . . . . . . . . . . . .       $  5,720       $  2,010       $  2,378
                                                         --------       --------       --------
                                                         --------       --------       --------

Basic earnings per share . . . . . . . . . . . . .       $    .75       $    .51       $    .61
                                                         --------       --------       --------
                                                         --------       --------       --------
Weighted average number of shares - basic. . . . .          7,632          3,924          3,924
                                                         --------       --------       --------
                                                         --------       --------       --------
Diluted earnings per share . . . . . . . . . . . .       $    .73       $    .50       $    .59
                                                         --------       --------       --------
                                                         --------       --------       --------
Weighted average number of shares - diluted. . . .          7,826          4,007          4,007
                                                         --------       --------       --------
                                                         --------       --------       --------

            See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (IN THOUSANDS)

                                    (UNAUDITED)

                                                                                                         NOTE
                                                               ADDITIONAL                              RECEIVABLE        TOTAL
                                                                 PAID-IN       RETAINED   UNEARNED     FROM STOCK    STOCKHOLDERS'
                                       SHARES       AMOUNT       CAPITAL       EARNINGS  COMPENSATION     SALE          EQUITY
                                       ------       ------     ----------      --------  ------------  ----------    ------------
BALANCE, February 12, 1997 . . . .          -        $   -      $       -      $      -    $       -   $       -      $       -
Proceeds from Initial Public
Offering . . . . . . . . . . . . .      3,910           39         82,071             -            -           -         82,110
Payment of underwriters
discount and initial offering
costs. . . . . . . . . . . . . . .          -            -         (9,055)            -            -           -         (9,055)
Adjustment for minority
interest in operating
partnership. . . . . . . . . . . .          -            -        (33,882)            -            -           -        (33,882)
Issuance of shares in exchange
for note . . . . . . . . . . . . .        159            2          3,296             -            -      (3,298)             -
Issuance of shares for
acquisition. . . . . . . . . . . .         22            -            600             -            -           -            600
Issuance of restricted stock . . .         70            1          1,827             -       (1,828)          -              -
Proceeds from follow-on
offering . . . . . . . . . . . . .      3,450           34         88,372             -            -           -         88,406
Payment of underwriters
discount and costs . . . . . . . .          -            -         (5,741)            -            -           -         (5,741)
Amortization of restricted
stock Compensation . . . . . . . .          -            -              -             -          115           -            115
Dividends. . . . . . . . . . . . .          -            -              -        (4,195)           -           -         (4,195)
Net income . . . . . . . . . . . .          -            -              -         5,969            -           -          5,969
                                       ------        -----      ---------      --------    ---------   ---------      ---------
BALANCE, December 31, 1997 . . . .      7,611        $  76      $ 127,488      $  1,774    $  (1,713)  $  (3,298)     $ 124,327
                                       ------        -----      ---------      --------    ---------   ---------      ---------

Issuance of restricted stock . . .         21            -            607             -         (607)          -              -
Issuance of shares for option
exercise and employee stock
purchase plans . . . . . . . . . .          5            -            159             -            -           -            159
Amortization of restricted
stock compensation . . . . . . . .          -            -              -             -          306           -            306
Dividends. . . . . . . . . . . . .          -            -              -        (6,258)           -           -         (6,258)
Net income . . . . . . . . . . . .          -            -              -         5,720            -           -          5,720
                                       ------        -----      ---------      --------    ---------   ---------      ---------
BALANCE, June 30, 1998 . . . . . .      7,637        $  76      $ 128,254      $  1,236    $  (2,014)  $  (3,298)     $ 124,254
                                       ------        -----      ---------      --------    ---------   ---------      ---------
                                       ------        -----      ---------      --------    ---------   ---------      ---------

            See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                       PERIOD FROM
                                                           SIX MONTHS  FEBRUARY 12
                                                              ENDED      THROUGH
                                                            JUNE 30,     JUNE 30,
                                                              1998         1997
                                                           ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . .   $  5,720     $  2,010
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . .      4,265        1,149
    Loan cost amortization . . . . . . . . . . . . . . .        280            -
    Straight-line interest . . . . . . . . . . . . . . .       (664)           -
    Amortization of restricted stock compensation. . . .        306            -
    Income applicable to minority interest . . . . . . .      3,786        2,492
    Increase in receivables. . . . . . . . . . . . . . .       (375)      (1,451)
    Increase in other assets . . . . . . . . . . . . . .     (4,938)      (1,495)
    Increase in accounts payable and other liabilities .      2,522          873
                                                           --------      -------
Net cash provided by operating activities. . . . . . . .     10,902        3,578
                                                           --------      -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements. . . . . . .   (136,236)     (54,898)
  Increase in mortgage notes receivable. . . . . . . . .     (3,063)     (61,599)
                                                           --------      -------
Net cash used in investing activities. . . . . . . . . .   (139,299)    (116,497)
                                                           --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit . . . . . . . . . . .    120,675       43,825
  Payments on notes. . . . . . . . . . . . . . . . . . .        (92)           -
  Bridge loan proceeds . . . . . . . . . . . . . . . . .      5,000            -
  Financing costs. . . . . . . . . . . . . . . . . . . .       (765)           -
  Net proceeds from issuance of common stock . . . . . .        159       73,055
  Distributions to partners. . . . . . . . . . . . . . .     (3,965)        (869)
  Dividends paid . . . . . . . . . . . . . . . . . . . .     (6,258)        (821)
                                                           --------      -------
Net cash provided by financing activities. . . . . . . .    114,754      115,190
                                                           --------      -------
Net increase in cash . . . . . . . . . . . . . . . . . .    (13,643)       2,271
Cash and cash equivalents, beginning of period . . . . .     14,968            -
                                                           --------      -------
Cash and cash equivalents, end of period . . . . . . . .   $  1,325     $  2,271
                                                           --------      -------
                                                           --------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period . . . . . . . . . . . .   $  2,834     $      -

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Net assets of Legends Golf transferred to the Company. .   $      -     $    981
Property and equipment in accruals or deferred purchase.   $  3,992     $      -
OP Units issued in golf course acquisitions. . . . . . .   $  9,716     $      -
Debt acquired with acquisition (Note 4). . . . . . . . .   $ 12,927     $      -

            See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The principal business strategy of the Company is to acquire upscale golf courses and to lease the golf courses pursuant to long-term triple net leases to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership") and Sandpiper-Golf Trust LLC. a wholly-owned subsidiary of the Operating Partnership. Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 59.7 percent interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 59.5 percent interest therein. Larry D. Young, a director of the Company, along with his affiliates, owns 29.2 percent of the Operating Partnership and is a significant lessee. The remaining interest in the Operating Partnership is held by operators of the golf courses, their affiliates and officers of the Company.

     The accompanying unaudited financial statements have been prepared by the management of Golf Trust of America, Inc. in accordance with generally accepted accounting principles for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

     The unaudited Pro Forma Consolidated Statement of Income for the six months ended June 30, 1997 is presented as if the Formation Transactions (i.e., the events occurring or resulting from the Company's initial public offering on February 11, 1997) had occurred January 1, 1997 and includes the pro forma period from January 1, 1997 to February 11, 1997 and actual results for the period from February 12 to June 30, 1997. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transaction have been made.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no material impact on the Company's financial statements as "diluted" earnings per share disclosure required by the pronouncement were the same as earnings per share previously reported. The only difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (approximately 296,000 and 83,000 shares added to weighted shares outstanding for the three months ended June 30, 1998 and 1997, respectively).

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

2.   ACQUISITION OF GOLF COURSES

     During the three months ended March 31, 1998, the Company purchased 6 golf courses for an aggregate initial investment of approximately $79.6 million in cash and repayment of indebtedness, the assumption of a property subject to a lien of $12.9 million and $7.6 million in OP Units
(approximately 280,000 units).

     During the three months ended June 30, 1998, the Company purchased an additional 5.5 eighteen hole equivalent golf courses for an aggregate initial investment of approximately $55.3 million of which $53.2 million was paid in cash and $2.0 million in OP Units (approximately 62,000 units). The aforementioned golf courses are leased to third party operators pursuant to long-term triple net leases.

     The following is a summary of the acquisitions for 1998:

                                                                                    INITIAL
ACQUISITION                                                                        INVESTMENT
   DATE            COURSE NAME                            LOCATION               (IN THOUSANDS)
------------------------------------------------------------------------------------------------
 1/2/98         Bonaventure - East and West Courses        Fort Lauderdale, FL      $23,700
1/16/98         Mystic Creek Golf Club & Banquet Center    Dearborn, MI              10,000
 2/1/98         Emerald Dunes Golf Course                  West Palm Beach, FL       22,400
 3/6/98         Sandpiper Golf Course                      Santa Barbara, CA         36,500
 3/9/98         Persimmon Ridge Country Club               Louisville, KY             7,500
5/22/98         Eagle Ridge Inn & Resort                   Galena, IL                47,000
5/29/98         Tierra Del Sol                             Albuquerque, NM            3,600
6/17/98         Silverthorn Country Club                   Brooksville, FL            4,700
                                                                                  ---------
                                                                                   $155,400
                                                                                  ---------
                                                                                  ---------

     The Emerald Dunes Golf Course was acquired subject to a lien which is explained in Note 4. In conjunction with the purchase of the Emerald Dunes Golf Course, Raymon Finch, Sr. and Ray Finch, Jr. (collectively the Finches) were granted 50,000 options each, of which 25,000 in the aggregate will vest when in any calendar year, the Company acquires $25 million in courses as identified by the Finches. After year five, all options immediately vest if the stock price is $10.00 over the strike price at which the options were issued ($28) and if the Finches have otherwise undertaken to promote and market the Company.

     Concurrent with the acquisition of the Sandpiper Golf Course, the Company formed Sandpiper-Golf Trust LLC, of which the Operating Partnership is the sole member, to hold title to the golf course. In, addition, the Operating Partnership owns approximately 95% of the economic interest in a taxable subsidiary formed to hold title to a 14 acre development site adjacent to the Sandpiper Golf Course with the balance owned by Mr. Blair, President and Mr. Young, a director of the Company.

     On May 22, 1998, the Company acquired Eagle Ridge Inn and Resort, located in Galena, Illinois for $47.0 million. The facility, comprised of three 18-hole golf courses, a 9-hole executive course, the 80-room Eagle Ridge Hotel, conference center facilities and other resort related amenities, is leased by the Company to an affiliate of Starwood Capital and Troon Golf. Troon Golf also manages the Westin Innisbrook Resort Courses which is owned by an affiliate of Starwood Capital and Troon Golf, as is the Lost Oaks of Innisbrook course. This transaction was funded by approximately $45.8 million from the line of credit and $1.2 million of OP Units.

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

2.   ACQUISITION OF GOLF COURSES (CONT'D)

     On May 29, 1998, the Company acquired Tierra Del Sol, an 18-hole upscale golf facility located near Albuquerque, New Mexico for $3.6 million. The course is leased to an affiliate of the prior owner, Golf Classic Resorts. This transaction was funded by $2.7 million in cash from the Bridge Loan and $.9 million in OP Units.

     On June 22, 1998, the Company acquired Silverthorn Country Club, an 18-hole private championship golf facility located in Brooksville, Florida, north of Tampa, for $4.7 million. The Company leases the golf course to
Granite Golf Group, Inc.   Granite Golf Group now operates five courses which
are owned by the Company.

3.   COMMITMENTS

     LEASES

     The Company, typically, leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2 to 5 percent of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. At June 30, 1998, the amount reserved was $696,000 compared to $248,000 for June 30, 1997.

     The non-cancelable leases provide for the Company to receive the greater of the Base Rent Escalation or an amount equal to Participating Rent plus the Base Rent Escalation payable under each non-cancelable lease. Participating rent will generally be paid to the Company each quarter in the amount, if any, by which the Gross Golf Revenue exceeds the Gross Golf Revenue for the Golf Course for the base year times 33 1/3%. Participating rent was $155,000 and $74,000 for the three months ended June 30, 1998 and 1997, respectively. The base rent will generally be increased each year by the lesser of (i) 3% or (ii) 200% of the annual percentage increase in the Consumer Price Index ("CPI"). Annual increases in lease payments, including Base Rent Escalation and Participating Rents, are generally limited to 5% to 7% for a given period.

     COMMITMENTS

     Under certain circumstances, the Company agrees to fund significant capital improvements, to expand the existing golf facilities and in limited circumstances to provide working capital to existing lessees. When significant capital improvements are funded, the underlying Base Rent will be increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement. The Company has agreed to fund the construction of an additional nine holes at Northgate Country Club ($3.0 million), fund the construction at Lost Oaks of Innisbrook for renovations of the clubhouse and golf course ($1.25 million), fund a working capital line at Tiburon ($150,000), fund the renovations to the conference facilities and construction of additional nine holes at the Westin Innisbrook Resort ($9.0 million), fund a working capital line at Bonaventure Golf Course ($750,000) and pay for renovations at that course ($3.2 million) and pay for renovations at the Sandpiper Golf Course ($6.0 million) and to fund a working capital line ($5.0 million) at that course. The Company has currently funded $10.6 million and is obligated to fund an additional $17.6 million over the next two years.

     The Company is in various stages of negotiation and due diligence review for several acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete the acquisition of any of these golf course acquisitions.

4.   NOTES PAYABLE

     On June 20, 1997, the Company entered into a Credit Facility with a consortium of banks led by NationsBank N.A., as agent, to be used primarily for the acquisition of golf courses, but a portion of which may also be used for acquisition of expansion facilities, for capital expenditures or for general working capital purposes. Prior to amendment, the Company had a $100 million secured revolving Credit Facility with a floating interest rate of LIBOR plus 1.75%. On February 27, 1998, the Company amended and restated the Credit Facility to increase the amount available to $125 million on an unsecured basis. The Credit Facility has only interest due currently, with the principal balance due February 2000 (the third anniversary of the closing date). The Credit Facility availability is limited to the unencumbered pool calculation (as defined in the Credit Facility) and up to 20% of the Facility may be used for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to the Board of Directors. At the present time, these covenants have been met.

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

4.   NOTES PAYABLE (CONT'D)

     On May 6, 1998, the Company negotiated an amendment to the Credit Facility whereby the Company now has a grid pricing arrangement which provides incentives for the Company to maintain a low ratio of total debt to total assets. The Company expanded the definition of eligible properties for qualification into the unencumbered pool in a manner consistent with the Company's own underwriting methods. The Company also negotiated to reduce the coverage ratio for the unencumbered pool calculation to offer greater flexibility for future capital needs.

     On May 22, 1998, Eagle Ridge was purchased for approximately $45.5 million in cash and $1.2 million in OP units. This increased the amount
borrowed under the Credit Facility to its limit of $125.0 million.   Also on
May 22, 1998, a $5.0 million temporary (30 day) bridge loan was obtained from NationsBank N.A. for the purchase of the Silverthorn and Tierra Del Sol courses. This temporary loan was rolled over into the $100.0 million Bridge Loan on July 9, 1998 with NationsBank N.A. and Bank of America National Trust and Savings Association.

     The $100.0 million Bridge Loan has the same interest rates and covenant requirements as the $125.0 million Credit Facility. The Bridge Loan has an original term of 90 days with 3 options to extend for an additional 30 days. The Company has an obligation to pay off this Bridge Loan at the end of its term. As a result, the Company is currently considering several equity and debt financing options. The total unsecured loans as of June 30, 1998 were $125.0 under the Credit Facility and $5.0 million under the Bridge Loan.

     Effective February 1, 1998, the Company purchased the Emerald Dunes property subject to an existing lien whose principal balance was approximately $12.9 million at the time of the purchase. This loan has fixed monthly payments of approximately $117,000 (including interest of 8.75%) due on the first of each month with the term expiring in November 2016. The balance at June 30, 1998 was approximately $12.8 million.

     The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

5.   STOCK OPTIONS AND AWARDS


     In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee of the Board of Directors is authorized to grant awards relating in the aggregate up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Restricted stock grants vest twenty five percent per year from the date of grant. On June 3, 1998, 25,000 options were granted to a new employee.

     Transactions involving the plans are summarized as follows:

                                                                  WEIGHTED
                                                                   AVERAGE
     OPTION SHARES                                   SHARES     EXERCISE PRICE
     -------------                                   ------     --------------
     Outstanding at February 12, 1997. . . .              -           $      -
     Granted . . . . . . . . . . . . . . . .        940,000              23.88
     Exercised . . . . . . . . . . . . . . .              -                  -
     Expired and/or canceled . . . . . . . .              -                  -
                                                  ---------           --------
     Outstanding at December 31, 1997. . . .        940,000           $  23.88
                                                  ---------           --------
                                                  ---------           --------
     Granted . . . . . . . . . . . . . . . .         70,000              29.82
     Exercised . . . . . . . . . . . . . . .         (4,666)            (25.75)
     Expired and/or canceled . . . . . . . .              -                  -
                                                  ---------           --------
     Outstanding at June 30, 1998. . . . . .      1,030,334           $  24.42
                                                  ---------           --------
                                                  ---------           --------

------------------------------------------------------------       -----------------------
                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
------------------------------------------------------------       -----------------------
RANGE OF                           REMAINING         AVERAGE
EXERCISE                          CONTRACTUAL       EXERCISE
 PRICE                 SHARES     LIFE (YEARS)        PRICE         SHARES          PRICE
---------             --------    -----------       --------       --------         ------
$21                    335,000            8.6         $21.00        125,000         $21.00
$24 - $26              600,334            8.8         $25.48              -              -
$29 - $32               70,000            9.6         $29.00         20,000         $29.00
$32 - $35               25,000            9.9         $32.13              -              -

          EMPLOYEE STOCK PURCHASE PLAN

     Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on grant date or exercise date. The Employee Stock Purchase Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan. As of June 30, 1998 1,128 shares have been issued.

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

6.   PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information set forth below is presented as if the second quarter 1998 acquisitions (Note 3) had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997 nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

                                        For the Six          For the Pro forma Six
                                        Months Ended              Months Ended
                                        June 30, 1998             June 30, 1997
      -------------------------------------------------------------------------
      Revenues                               $25,373                $15,840
      Net income                             $ 5,668                $ 1,235
      Basic earnings per share               $   .74                $   .31
      Diluted earnings per share             $   .71                $   .31

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

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

7.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in the Company's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of golf courses owned by the Company. Legends Golf manages and operates the golf courses as a lessee under triple net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

     The following table sets forth certain combined condensed financial information for Legends Golf.

                                              JUNE 30,      DECEMBER 31,
     (IN THOUSANDS)                            1998            1997
     -------------------------------------------------------------------
     Current assets                           $  2,504      $  2,454
     Non-current assets                         23,492        19,765
                                              --------      --------
     Total assets                             $ 25,996      $ 22,218
                                              --------      --------
                                              --------      --------
     Payable to Golf Trust of America, LP     $  1,091      $  1,004
     Other current liabilities                   1,511         1,720
     Total long-term liabilities                13,652        10,897
     Total owners' equity                        9,742         8,597
                                              --------      --------
     Total liabilities and owners' equity     $ 25,996      $ 22,218
                                              --------      --------
                                              --------      --------

                                        FOR THE THREE MONTHS ENDED JUNE 30,
     (IN THOUSANDS)                             1998          1997
     -------------------------------------------------------------------------
     Total Revenues                            $ 7,908       $7,889
     Operating Income                          $   516       $  252
     Net Income                                $ 1,815       $1,471

     Total revenues from golf course operations for Legends Golf remained the same for the three months ended June 30, 1998 compared to 1997. An increase attributed to increased greens fees at the Myrtle Beach area courses and a full quarter of operations at the Virginia courses was offset by reduced cart rentals.

     Operating income increased by $.3 million to $.5 million for the three months ended June 30, 1998 compared to $.3 million for the corresponding period in 1997. The increase was primarily the result of reductions in administrative and maintenance expenses. Net income was $1.8 million for the three months ended June 30, 1998 compared to net income of $1.5 million for the three months ended June 30, 1997 primarily due to the increase in the equity in the earnings of Golf Trust of America, L.P. and the reductions in adminstrative and maintenance expense.

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

7.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE (CONT'D)

                                          FOR THE SIX MONTHS ENDED JUNE 30,
     (IN THOUSANDS)                               1998         1997
     --------------------------------------------------------------------------
     Total Revenues                             $13,207      $12,996
     Operating Loss                             $   654      $   352
     Net Income                                 $ 2,094      $ 1,144

     Total revenues from golf course operations for Legends Golf increased by $.2 million to $13.2 million for the six months ended June 30, 1998. The increase was primarily attributed to increased greens fees at the Myrtle Beach area courses net of reduced cart rentals.

     Operating loss increased by $.3 million to $.7 million for the six months ended June 30, 1998 compared to $.4 million for the corresponding period in 1997. The increase was primarily the result of lease payments to Golf Trust of America, L.P. for the full six months in 1998 versus only four and one-half months in 1997 offset by the related reductions in depreciation expense. Net income was $2.1 million for the six months ended June 30, 1998 compared to $1.1 million for the six months ended June 30, 1997 primarily due to the increase in equity in the earnings of Golf Trust of America, L.P. of $.9 million net of the items above.

8.   SUBSEQUENT EVENTS

     DECLARATION OF DIVIDENDS

On May 18, 1998, the Board of Directors declared a quarterly dividend distribution of $.44 per share for the quarter ended June 30, 1998, to stockholders of record on June 30, 1998, which was paid on July 15, 1998.

     ACQUISITIONS

     On July 10, 1998, the Company acquired Polo Trace Golf and Country Club, an 18-hole upscale golf facility located in Delray Beach, Florida for $12.3 million. The Company leases the golf facility to an affiliate of Emerald
Dunes Golf Course.   Emerald Dunes Golf Management and its affiliates now
lease four courses from the Company (Bonaventure (2), Emerald Dunes and Polo Trace). For this acquisition the Company assumed a loan with NationsCredit for approximately $5.0 million. The Company has agreed to maintain this debt until January of 1999 to avoid certain prepayment penalties.

     On July 17, 1998, the Company acquired Ohio Prestwick Country Club for $6.4 million. The 18-hole upscale private facility, located near Akron, Ohio, is leased to the lessee of Raintree Country Club, another current GTA course.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


OVERVIEW AND FORMATION

     Golf Trust of America, Inc. (the "Company") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which the Company owns 59.7 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of the Company, along with his affiliates, owns 29.2 percent of the Operating Partnership and is a significant lessee. The remaining interest in the Operating Partnership is held by operators of the golf courses, their affiliates and officers of the Company.


     "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent the Company's expectations concerning future events including the following: statements regarding the Company's continuing ability to target and acquire high-quality golf courses; the expected availability of the Line-of-Credit and other debt and equity financing; the Lessees' future cash flows, results of operations and overall financial performance; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements appearing elsewhere herein.

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

GOLF COURSE ACQUISITIONS

     During the first quarter of 1998, the Company acquired interests in 6 courses for an aggregate of approximately $100 million.

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

     Effective February 1, 1998, the Company acquired Emerald Dunes Golf Course, and 18-hole daily fee golf facility located in West Palm Beach, Florida for a total purchase of $22.4 million, which includes $6.1 million in OP Units. The Company acquired the course subject to an existing first lien of $12.9 million.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

GOLF COURSE ACQUISITIONS (CONT'D)

     On March 6, 1998, the Company acquired Sandpiper Golf Course, an 18-hole upscale daily fee golf facility near Santa Barbara, California for $32.0 million and an adjacent 14-acre development site valued at $4.5 million. The course is leased to a joint venture consisting of one of the West Coast's largest golf course contractors, Environmental Golf, and the owner of a planned 400 room five star luxury hotel adjacent to the course to comply with certain REIT restrictions. Mr. Blair and Mr. Young hold an approximate 5% interest in the taxable subsidiary which holds the development site.

     On March 9, 1998, the Company acquired Persimmon Ridge, an 18-hole upscale private golf facility located near Louisville, Kentucky for $7.5 million. The course is leased to an affiliate of Granite Golf Group.

     During the second quarter of 1998, the Company has acquired interest in an additional 5.5 eighteen hole equivalent golf courses for an aggregate of approximately $55.3 million. These acquisitions included Eagle Ridge Inn and Resort, Silverthorn and Tierra Del Sol.

     On May 22, 1998, the Company acquired Eagle Ridge Inn and Resort, located in Galena, Illinois for $47.0 million. The facility, comprised of three 18-hole golf courses, a 9-hole executive course, the 80-room Eagle Ridge Hotel, conference center facilities and other resort related amenities is leased by the Company to an affiliate of Starwood Capital and Troon Golf. This transaction was funded by approximately $45.8 million from the line of credit and $1.2 million in OP Units.

     On May 29, 1998, the Company acquired Tierra Del Sol, an 18-hole upscale golf facility located near Albuquerque, New Mexico for $3.6 million. The course is leased to an affiliate of the prior owner, Golf Classic Resorts. This transaction was funded by $2.7 million in cash and $.9 million in OP Units.

     On June 17, 1998, the Company acquired Silverthorn Country Club, an 18-hole private championship golf facility located in Brooksville, Florida, north of Tampa, for $4.7 million. The Company leases the golf course to an affiliate of Granite Golf Group, Inc. This transaction was all cash funded by the bridge loan and operating proceeds.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

GOLF COURSE ACQUISITIONS (CONT'D)

     Thus far in the third quarter of 1998, the Company has purchased two golf courses, Polo Trace and Ohio Prestwick. On July 10, 1998, the Company acquired Polo Trace Golf and Country Club, an 18-hole upscale golf facility located in Delray Beach, Florida for $12.3 million. The Company leases the golf facility to an affiliate of Emerald Dunes Golf Management. On July 17, 1998, the Company acquired Ohio Prestwick Country Club for $6.4 million. The 18-hole upscale private facility, located near Akron, Ohio, is leased to the lessee of Raintree Country Club, another current GTA course.

REVENUE GROWTH

     The Company's primary sources of revenue are Lease Payments under the Participating Leases and mortgage payments under the Participating Mortgage. Participating Rent is generally equal to 33-1/3% of the increase in Gross Golf Revenues over the Gross Golf Revenues for the Golf Course for the base year. Base Rent will increase each year by the Base Rent Escalator during the first five years of the lease term, generally equal to the lesser of (i) 3% or (ii) 200% of the change in the CPI over the prior year. Annual increases in Lease Payments, including Annual Base Rent Escalation increases and Participating Rents are generally limited to a maximum of 5% to 7% for a given period.

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

RESULTS OF OPERATIONS OF THE COMPANY

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     For the three months ended June 30, 1998, the Company received $10,448,000 in revenue from the Participating Leases and the Mortgage Note Receivable, including $155,000 in Participating Rent. For the three months ended June 30, 1997, the Company received $3,998,000 in revenue from the Participating Leases and the Mortgage Note Receivable, including $74,000 in Participating Rent. The increase in revenues is due to 1) minimum rent increases of approximately $95,000, 2) rent of $4,091,000, from new course acquisitions and expansions, 3) the $81,000 increase in participating rent to $155,000 from $74,000, and 4) $2,183,000 of interest recognized from the Mortgage Note Receivable for 1998 compared to $181,000 for 1997. The Mortgage was obtained on June 20, 1997.

     Expenses totaling $3,756,000 for the three months ended June 30, 1998 and $1,400,000 for three months ended June 30, 1997, reflect depreciation, amortization, general and administrative expenses. The increase in expenses reflects 1) additional depreciation of $1,624,000 for the acquisitions made subsequent to June 30, 1997 and 2) additional general and administrative costs of $732,000, including additional compensation expense of $415,000, loan amortization of $150,000 and increased administrative costs of $167,000.

     Additional interest expense of $1,756,000 results from the approximate $100,100,000 of acquisitions made in the first quarter of 1998 and the $55,300,000 made in the second quarter of 1998.

     The loss on the sale of assets was from one location where the golf carts were traded in as part of a new leasing program and another location where a new clubhouse was built and the old facility was disposed of.

     For the three months ended June 30, 1998 net income was $2,639,000 compared to $1,292,000 for the three months ended, 1997.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY (CONT'D)

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND THE PROFORMA SIX MONTHS ENDED JUNE 30, 1997

     For the six months ended June 30, 1998 and the proforma six months ended June 30, 1997, the Company would have received $19,352,000 and $6,040,000 in revenue from the Participating Leases and from the Mortgage Note Receivable in 1998, including $520,000 and $112,000 in Participating Rent/Interest for 1998 and 1997, respectively. The 1997 proforma results have been computed using actual results for 1997 and projected results for the period from January 1 to February 12, 1997. The increase in revenues is due to 1) minimum increases of approximately $190,000, 2) rent of $6,848,000 from new course acquisitions and expansions 3) $4,128,000 of interest from the Mortgage Note Receivable which was issued June 20, 1997 and 4) the $408,000 increase in Participating Rent.

     Expenses would have totaled $6,733,000 and $3,190,000 for the six months ended June 30, 1998 and the proforma six months ended June 30, 1997, and reflect depreciation, amortization, general and administrative expenses. The increase reflects 1) additional depreciation of $2,153,000 for the acquisitions made after June 30, 1998 and 2) additional general and administrative costs of $1,390,000, including additional compensation expense of $593,000, loan amortization of $280,000 and increased administrative costs of $517,000.

     Additional interest expense of $2,632,000 results from the acquisitions made during and after the second quarter of 1997.

     The loss on the sale of assets was from one location where the golf carts were traded in as part of a new leasing program and another location where a new clubhouse was built and the old facility was disposed of.

     Net income for the six months ended June 30, 1998 and the proforma six months ended 1997 would have been $5,720,000 and $2,378,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash flow from operating activities for the six months ended June 30, 1998 was $10,902,000 compared to $3,578,000 for the period from February 12, 1997 to June 30, 1997. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization and working capital changes. Cash flows used in investing activities reflect increases in the mortgage receivable related to the Westin Innisbrook facility of $3,063,000 and golf course acquisitions of $136,236,000 for the six months ended June 30, 1998. This compares to acquisitions of the ten initial courses $54,898,000 and the Westin Innisbrook Mortgage for $61,599,000 for the period from February 12 to June 30, 1997. Cash flows provided by financing activities, totaling $114,754,000 represents the net borrowing of $124,910,000 under the Credit and Bridge Facility less dividends and partner distributions totaling $10,223,000 for the six months ended June 30, 1998. This compares to borrowings of $43,825,000 for the Westin Innisbrook Mortgage and the initial offering proceeds of $73,055,000 for the period from February 12, 1997 to June 30, 1997. Distributions to partners and shareholders totaled $1,690,000 represented a partial period distribution of $.21 per share through June 30, 1997.

     On June 20, 1997, the Company entered into a Credit Facility with a consortium of banks led by NationsBank N.A., as agent, to be used primarily for the acquisition of golf courses, but a portion of which may also be used for acquisition of expansion facilities, for capital expenditures or for general working capital purposes. Prior to amendment, the Company had a $100 million secured revolving Credit Facility with a floating interest rate of LIBOR plus 1.75%. On February 27, 1998, the Company amended and restated the Credit Facility to increase the amount available to $125 million on an unsecured basis. The Credit Facility availability is limited to the unencumbered pool calculation (as defined in the Credit Facility) and up to 20% of the Facility may be used for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants.
Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to Board of Directors. At of June 30, 1998, these covenants have been met.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

     At the beginning of the second quarter, the Company had $73.7 million outstanding debt on its $125.0 million Facility. On May 6, 1998, the Company negotiated an amendment to the Credit Facility whereby the Company now has a grid pricing arrangement which provides incentives for the Company to maintain a low ratio of total debt to total assets. The Company expanded the definition of eligible properties for qualification into the unencumbered pool in a manner consistent with the Company's own underwriting methods. The Company also negotiated to reduce the coverage ratio for the unencumbered pool calculation to offer greater flexibility for future capital needs.

     On May 22, 1998, Eagle Ridge was purchased for approximately $45.0 million in cash and $2.0 million in OP units. This pushed the amount
borrowed under the Credit Facility to its limit of $125.0 million.   Also on
May 22, 1998, a $5.0 million temporary (30 day) bridge loan was obtained from NationsBank N.A. for the purchase of the Silverthorn and Tierra Del Sol courses. This temporary loan was rolled over into the $100.0 million bridge facility on July 9, 1998 with NationsBank N.A. and Bank of America National Trust and Savings Association.

     The terms of the $100.0 million Bridge Loan has the same interest rates and covenant requirements as the $125.0 million Credit Facility. The Bridge Loan has an original term of 90 days with 3 options to extend for an additional 30 days. As a result, the Company is currently considering several equity and debt financing options. The total unsecured loans as of June 30, 1998 were $125 million under the Credit Facility and $5 million under the Bridge Loan.

     Effective February 1, 1998, the Company purchased the Emerald Dunes property subject to an existing lien whose principal balance was approximately $12.9 million at the time of the purchase. This loan has fixed monthly payments of approximately $117,000 (including interest of 8.75%) due on the first of each month with the term expiring in November 2016. The balance at June 30, 1998 was approximately $12.8 million.

     The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to minimize certain adverse tax consequences from their contribution of their courses to the Company.

     On July 10, 1998, the Company acquired Polo Trace Golf and Country Club, an 18-hole upscale golf facility located in Delray Beach, Florida for $12.3 million. The Company leases the golf facility to an affiliate of Emerald
Dunes Golf Course.   Emerald Dunes Golf Management and its affiliates now
lease four courses from the Company (Bonaventure (2), Emerald Dunes and Polo Trace). For this acquisition the Company assumed a loan with NationsCredit for approximately $5.0 million. The Company has agreed to maintain this debt until January of 1999 to avoid certain prepayment penalties.

     On July 17, 1998, the Company acquired Ohio Prestwick Country Club for $6.4 million. The 18-hole upscale private facility, located near Akron, Ohio, is leased to the lessee of Raintree Country Club, another current GTA course.

     The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. The Company anticipates that future acquisitions would be funded with debt financing provided by the Line of Credit, the issuance of OP Units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. The Company currently has one binding agreement to acquire an additional golf course for approximately $4.2 million, subject to satisfaction of various due diligence conditions. The Company is in active negotiations regarding the acquisition of additional golf courses.

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

     Under certain circumstances, the Company agrees to make available to the Lessees to fund significant capital improvements, to expand the existing golf facilities and in limited circumstances to provide working capital for existing lessees. When significant capital improvements are funded, the underlying Base Rent will be increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement. The Company has agreed to fund the construction of an additional nine holes at Northgate Country Club ($3.0 million), fund the construction at Lost Oaks of Innisbrook for renovations of the clubhouse and golf course ($1.25 million), fund a working capital line at Tiburon ($150,000), fund the renovations to the conference facilities and construction of additional nine holes at the Westin Innisbrook Resort ($9.0 million), fund a working capital line at Bonaventure Golf Course ($750,000) and pay for renovations at that course ($3.2 million) and pay for renovations at the Sandpiper Golf Course ($6.0 million) and to fund a working capital line of ($5.0 million) at that course. The Company has currently funded $10.6 million and is obligated to fund an additional $17.6 million in the next two years.

     The Company is in various stages of negotiation and due diligence review for various of these acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete the acquisition of any of these golf course acquisitions.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

     Funds from Operations and Cash Available for Distribution are calculated as follows:

                                                                   (IN THOUSANDS)
                                                THREE MONTHS        THREE MONTHS
                                                    ENDED               ENDED
                                               JUNE 30, 1998        JUNE 30, 1997
                                               -----------------------------------
                                                 (UNAUDITED)         (UNAUDITED)
Income before minority interest. . . . .            $  4,442            $  2,665
Depreciation and amortization for real
estate assets. . . . . . . . . . . . . .               2,452                 803
Loss on sale of assets . . . . . . . . .                 370                   -
                                                    --------            --------
Funds from Operations. . . . . . . . . .               7,244               3,468

Adjustments:
  Noncash mortgage interest. . . . . . .                (332)                (30)
  Capital expenditure reserve (net). . .                (155)               (180)
                                                    --------            --------
Cash Available for Distribution. . . . .               6,757               1,776
                                                    --------            --------
                                                    --------            --------

     Noncash mortgage interest revenue represents the difference between interest revenue on the Participating Mortgage reported by the Company in accordance with generally accepted accounting principles ("GAAP") and the actual cash payments received by the Company. The participating leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the Golf Courses to fund capital expenditures. The Lessees will fund any capital expenditures in excess of such amounts.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION (CONT'D)

     In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of funds from operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March, 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued a ruling, EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". The ruling provides that internal costs of identifying and acquiring operating property should be expensed as incurred. The effect of the adoption of EITF 97-11 will not have a material impact on the financial statements of the Company.

     In May, 1998, the EITF of the FASB issued a ruling, EITF 98-9, entitled "Accounting for Contingent Rent in Interim Financial Periods", that potentially affects recognition of percentage rent of the Company. Under EITF 98-9, revenues from percentage rent are recognized in the quarterly periods in which the specified target triggers the percentage rent is achieved. Under the terms of the percentage leases entered into by the Company, percentage rent is payable quarterly based on increases in revenue over a corresponding quarter in a base year. The Company will continue to evaluate, together with its accountants, the adoption of EITF 98-9 and any impact such adoption may have on the Company in the future. Based on the structure of the Company's leases, EITF 98-9 will not have a material effect on the Company's current results of operations. Regardless of the application of EITF 98-9, no change in the calculation of FFO will occur and on an annual basis there will be no change in the Company's earnings.

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998

PART II.       OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               Not Applicable.

     ITEM 2.   CHANGES IN SECURITIES

     RECENT SALES OF UNREGISTERED SECURITIES

          On May 22, 1998, the Operating Partnership issued 35,794 OP Units to Troon Eagle Ridge, LLC, for its contract right to acquire Eagle Ridge Inn & Resort. On May 28, 1998, the Operating Partnership issued 26,357 OP units to the Prior Owner of Tierra Del Sol for its interest in Tierra Del Sol Golf Club. OP Units may generally be redeemed by their holder one year after issuance for cash or, at the option of the Company, shares of Common Stock on a one-for-one basis. In addition, options to acquire 20,000 shares of Common Stock were granted to J. Graffeo, J. Galcute, H. Rosthoff,
     I. Sauder and D. Irelli as partial consideration for their interest in Polo Trace Golf Course. One-half of the options vest on January 4, 1999 and one-half vest on January 4, 2000, each at the trailing 5-day closing price average immediately prior to vesting, and expire on July 1, 2000. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 18, 1998. The matters voted upon at the meeting were: (i) the election of two directors to serve until the 2001 annual meeting of stockholders; and (ii) the approval of the Company's 1997 Equity Participation Plan.

     The results of the voting for election of Mr. David Dick Joseph and Mr. Roy C. Chapman to the Board of Directors are as follows:

                                                      AUTHORITY
     DIRECTOR               SHARES CAST FOR            WITHHELD
     --------               ---------------           ---------
Mr. David Dick Joseph          5,370,354                 7,325
Mr. Roy C. Chapman             5,370,354                 7,325

     In addition to the above directors, the following directors will continue in office:

                                                   TERM
          NAME                                    EXPIRES
          ----                                    -------
       Mr. W. Bradley Blair, II                     1999
       Mr. Raymond V. Jones                         1999
       Mr. Larry D. Young                           2000
       Mr. Edward L. Wax                            2000
       Mr. Fred W. Reams                            2000

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONT'D)

     The vote with respect to the approval of the Company's 1997 Stock-Based Incentive Plan was as follows:

               For:                 3,665,882
               Against:               549,188
               Abstain:                21,099
               Broker No Vote:      3,395,525

     The vote with respect to ratification to approve the amendment to the Company's Charter regarding indemnification of directors and advance payment of expenses was as follows:

               For:                 5,158,403
               Against:               197,247
               Abstain:                22,027
               Broker No Vote:      2,254,017

     The vote with respect to the approval of the Employee Stock Purchase Plan was as follows:

               For:                 5,377,679
               Against:                 -
               Abstain:                 -
               Broker No Vote:          -

     ITEM 5.   OTHER INFORMATION

               Not Applicable.

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 1998 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.


Exhibit
No.       Description
-------   ---------------------------------------------------------------------
3.1A      Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland on
          January 31, 1997, (previously filed as Exhibit 3.1A to the Company's
          Registration Statement on Form S-11 (Commission File No. 333-15965)
          Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.1B*     Articles of Amendment of the Company, as filed with the Maryland
          State Department of Assessments and Taxation on June 9, 1998 and as currently in effect.

3.2 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
          (Commission File No. 000-22091), filed May 15, 1998, and incorporated herein by reference).

10.1.2    First Amendment to the Partnership Agreement, dated as of February 1,
          1998 (previously filed as Exhibit 10.1.2 to the Company's Annual
          Report on Form 10-K (Commission File No. 000-22091), filed March 31,
          1998, and incorporated herein by reference).

10.2.12   Lease, dated May 22, 1998, between Golf Trust of America, L.P., as
          Landlord, and Eagle Ridge Lease Company L.L.C., as Tenant
          (previously filed as Exhibit 10.3 to the Company's Form 8-K
          (Commission File No. 000-22091), filed June 5, 1998, and incorporated herein by reference).

10.2.13   Assignment and Assumption of Purchase and Sale Agreement, dated
          May 20, 1998, between Eagle Ridge L.L.C., as Assignor, and Golf
          Trust of America, L.P., as Assignee (previously filed as Exhibit
          10.2 to the Company's Form 8-K (Commission File No. 000-22091), filed June 5, 1998, and incorporated herein by reference).

10.2.14*  Lease, dated June 19, 1998, by and between Golf Trust of America,
          L.P., as landlord, and Granite Silverthorn, Inc., as tenant.

10.2.15*  Lease, dated July 10, 1998, by and between Golf Trust of America,
          L.P., as landlord, and Emerald Dunes-Polo Trace, Inc., as tenant.

10.2.16* Lease, dated May 29, 1998, by and between Golf Trust of America, L.P., as landlord, and GCR-New Mexico, L.L.C., as tenant.

10.2.17* Contribution and Leaseback Agreement dated May 29, 1998, by and between Golf Classic Resorts, L.L.C., as Transferor, and Golf Trust of
          America, L.P., as Transferee.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONT'D)

10.2.18*  Assignment, Assumption and Modification of Purchase Agreement, dated
          June 17, 1998 by and between Scarborough, Sembler Joint Venture, II and
          Silverthorn Country Club, collectively as Seller, Granite Golf Group,
          Inc., as Assignor, and Golf Trust of America, L.P., as Assignee.

10.2.19*  Purchase and Sale Agreement dated May 28, 1998, by and between Polo
          Trace Management, Inc., as Seller, and Golf Trust of America, L.P., as
          Buyer.

10.2.20   Purchase and Sale Agreement, dated March 12, 1998, between Eagle
          Ridge, L.P., as Seller and Troon Eagle Ridge, L.L.C., as Purchaser,
          (previously filed as Exhibit 10.1 to the Company's Form 8-K
          (Commission File No. 000-22091), filed June 5, 1998, and incorporated herein by reference).

10.2.21*  Lease, dated July 17, 1998, by and between Golf Trust of America,
          L.P., as landlord, and Prestwick Golf Club, Inc., as tenant.

10.2.22*  Purchase and Sale Agreement dated July 17, 1998, by and between John
          J. Raineiri, Sr. and Betty Rainieri, husband and wife., as Seller, and Golf Trust of America, L.P., as Buyer.

27.1*     Financial Data Schedule

*  Filed Herewith

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GOLF TRUST OF AMERICA, INC., registrant


                                       By: /s/ W. Bradley Blair, II
                                           ------------------------------------
                                           W. Bradley Blair, II
                                           President and Chief Executive Officer




/s/ W. Bradley Blair, II                   8/14/98
--------------------------------------     ------------------------------------
W. Bradley Blair, II                       Date
President, Chief Executive Officer and
Chairman of the Board of Directors



/s/ Scott D. Peters                        8/14/98
--------------------------------------     ------------------------------------
Scott D. Peters                            Date
Senior Vice President and
Chief Financial Officer

                                 EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

     The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with asterisk (*) are filed herewith.

Exhibit No.   Description
-----------  ---------------------------------------------------------------------
3.1A         Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland on
             January 31, 1997, (previously filed as Exhibit 3.1A to the Company's
             Registration Statement on Form S-11 (Commission File No. 333-15965)
             Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.1B*        Articles of Amendment of the Company, as filed with the Maryland
             State Department of Assessments and Taxation on June 9, 1998 and as currently in effect.

3.2 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
             (Commission File No. 000-22091), filed May 15, 1998, and incorporated herein by reference).

10.1.2       First Amendment to the Partnership Agreement, dated as of February 1,
             1998 (previously filed as Exhibit 10.1.2 to the Company's Annual
             Report on Form 10-K (Commission File No. 000-22091), filed March 31,
             1998, and incorporated herein by reference).

10.2.12 Lease, dated May 22, 1998, between Golf Trust of America, L.P., as landlord, and Eagle Ridge Lease Company, L.L.C., as tenant
             (previously filed as Exhibit 10.3 to the Company's Form 8-K
             (Commission File No. 000-22091), filed June 5, 1998, and incorporated herein by reference).

10.2.13      Assignment and Assumption of Purchase and Sale Agreement, dated
             May 20, 1998, by and between Eagle Ridge, LLC, as Assignor, and Golf
             Trust of America, L.P., as Assignee (previously filed as Exhibit
             10.2 to the Company's Form 8-K (Commission File No. 000-22091), filed June 5, 1998, and incorporated herein by reference).

10.2.14*     Lease, dated June 19, 1998, by and between Golf Trust of America,
             L.P., as landlord, and Granite Silverthorn, Inc., as tenant.

10.2.15*     Lease, dated July 10, 1998, by and between Golf Trust of America,
             L.P., as landlord, and Emerald Dunes-Polo Trace, Inc., as tenant.

10.2.16*     Lease, dated May 29, 1998, by and between Golf Trust of America, L.P., as landlord, and GCR-New Mexico, L.L.C., as tenant.

10.2.17*     Contribution and Leaseback Agreement dated May 29, 1998, by and between Golf Classic Resorts, L.L.C., as Transferor, and Golf Trust of
             America, L.P., as Transferee.

10.2.18*     Assignment, Assumption and Modification of Purchase Agreement dated
             June 17, 1998 by and between Scarborough, Sembler Joint Venture, II and
             Silverthorn Country Club, collectively as Seller, Granite Golf Group,
             Inc., as Assignor, and Golf Trust of America, L.P., as Assignee.

10.2.19*     Purchase and Sale Agreement dated May 28, 1998, by and between Polo
             Trace Management, Inc., as Seller, and Golf Trust of America, L.P., as
             Buyer.

10.2.20      Purchase and Sale Agreement, dated March 12, 1998, between Eagle
             Ridge, L.P., as Seller and Troon Eagle Ridge, L.L.C., as Purchaser,
             (previously filed as Exhibit 10.1 to the Company's Form 8-K
             (Commission File No. 000-22091), filed June 5, 1998, and incorporated herein by reference).

10.2.21*     Lease, dated July 17, 1998, by and between Golf Trust of America,
             L.P., as landlord, and Prestwick Golf Club, Inc., as tenant.

10.2.22*     Purchase and Sale Agreement dated July 17, 1998, by and between John
             J. Raineiri, Sr. and Betty Rainieri, husband and wife, as Seller, and Golf Trust of America, L.P., as Buyer.

27.1*        Financial Data Schedule

*  Filed Herewith