Form 10-Q
period 1998-09-30
GOLF TRUST OF AMERICA INC
filed 1998-11-16
CIK 1024126

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

--------------------------------------------------------------------------------

                          Commission File Number 000-22091

                            GOLF TRUST OF AMERICA, INC.
               (Exact name of registrant as specified in its charter)

           MARYLAND                                    33-0724736
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                   14 NORTH ADGER'S WHARF, SOUTH CAROLINA   29401
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
Yes  X  No  .
     -     -

On November 13, 1998 there were 7,637,488 common shares outstanding of the registrant's only class of common stock.

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


                                       INDEX

  PART I.     FINANCIAL INFORMATION

  Item 1.     FINANCIAL STATEMENTS                                                                                             PAGE
               Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997. . . . . . . . . . . . . . . . .        3
               Consolidated Statements of Income for the Three Months Ended September 30, 1998 and  1997 . . . . . . . . .        4
               Consolidated Statements of Income for the Nine Months Ended September 30, 1998, the Period from
               February 12, 1997 (inception) through September 30, 1997 and the Pro Forma Nine Months Ended
                 September 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
               Consolidated Statements of Stockholders' Equity for the Period from February 12, 1997 (inception)
                 through December 31, 1997 and for the Nine Months Ended September 30, 1998. . . . . . . . . . . . . . . .        6
               Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and the
                 Period from February 12, 1997 (inception)  through September 30, 1997 . . . . . . . . . . . . . . . . . .        7
               Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9
  Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .       20
  Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . .       30

 PART II.     OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
  ITEM 2.     CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
  ITEM 5.     OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
  ITEM 6.     EXHIBITS INDEX AND REPORT ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
              SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33

                            GOLF TRUST OF AMERICA, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           1998           1997
                                                      ----------------------------
                                                        (UNAUDITED)
ASSETS
Property and equipment:
  Land . . . . . . . . . . . . . . . . . . . . . . . .   $ 50,008       $ 25,796
  Golf course improvements . . . . . . . . . . . . . .    156,289         58,494
  Buildings and improvements . . . . . . . . . . . . .     72,815         22,199
  Furniture, fixtures, and equipment . . . . . . . . .     40,459          8,556
                                                         --------       --------
Total property and equipment . . . . . . . . . . . . .    319,571        115,045
  Less accumulated depreciation. . . . . . . . . . . .     21,390         14,001
                                                         --------       --------
Property and equipment, net. . . . . . . . . . . . . .    298,181        101,044
                                                         --------       --------
Mortgage notes receivable. . . . . . . . . . . . . . .     70,775         65,129
Cash and cash equivalents. . . . . . . . . . . . . . .      3,094         14,968
Receivable from affiliates (Note 7). . . . . . . . . .      1,163          1,004
Other assets . . . . . . . . . . . . . . . . . . . . .     10,377          4,161
                                                         --------       --------
Total assets . . . . . . . . . . . . . . . . . . . . .   $383,590       $186,306
                                                         --------       --------
                                                         --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt (Note 4). . . . . . . . . . . . . . . . . . . . .   $186,831         $4,325
Accounts payable and other liabilities . . . . . . . .     11,540          3,029
                                                         --------       --------
Total liabilities. . . . . . . . . . . . . . . . . . .    198,371          7,354
                                                         --------       --------
Minority interest. . . . . . . . . . . . . . . . . . .     64,753         54,625
                                                         --------       --------
Commitments (Note 3)
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued. . . . . . . . . . . .          -            -
  Common stock, $.01 par value, 90,000,000 shares
   authorized, 7,637,488 shares issued and
   outstanding . . . . . . . . . . . . . . . . . . . .         76             76
  Additional paid-in capital . . . . . . . . . . . . .    128,254        127,488
  Accumulated earnings (dividends in excess of
   accumulated earnings) . . . . . . . . . . . . . . .     (2,705)         1,774
  Unamortized restricted stock compensation. . . . . .     (1,861)        (1,713)
  Note receivable from stock sale. . . . . . . . . . .     (3,298)        (3,298)
                                                         --------       --------
Stockholders' equity . . . . . . . . . . . . . . . . .    120,466        124,327
                                                         --------       --------
Total liabilities and stockholders' equity . . . . . .   $383,590       $186,306
                                                         --------       --------
                                                         --------       --------


             See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                       FOR THE THREE  FOR THE THREE
                                                       MONTHS ENDED   MONTHS ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                           1998           1997
                                                      -----------------------------
REVENUES:
  Rent from affiliates (Note 7). . . . . . . . . . . .   $  3,099       $  3,095
  Rent . . . . . . . . . . . . . . . . . . . . . . . .      6,774            919
  Mortgage interest. . . . . . . . . . . . . . . . . .      2,166          2,051
                                                         --------       --------
Total revenues . . . . . . . . . . . . . . . . . . . .     12,039          6,065
                                                         --------       --------
EXPENSES:
  Depreciation and amortization. . . . . . . . . . . .      3,089            912
  General and administrative . . . . . . . . . . . . .      1,304            937
                                                         --------       --------
Total expenses . . . . . . . . . . . . . . . . . . . .      4,393          1,849
                                                         --------       --------
Operating income . . . . . . . . . . . . . . . . . . .      7,646          4,216
                                                         --------       --------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . . . .        162             45
  Interest expense . . . . . . . . . . . . . . . . . .     (3,139)          (889)
                                                         --------       --------
Total other income (expense) . . . . . . . . . . . . .     (2,977)          (844)
                                                         --------       --------
Net income before minority interest. . . . . . . . . .      4,669          3,372
Income applicable to minority interest . . . . . . . .      1,890          1,757
                                                         --------       --------
Net income . . . . . . . . . . . . . . . . . . . . . .   $  2,779       $  1,615
                                                         --------       --------
                                                         --------       --------
Basic earnings per share . . . . . . . . . . . . . . .   $    .36       $    .40
                                                         --------       --------
                                                         --------       --------
Weighted average number of shares - basic. . . . . . .      7,637          4,088
                                                         --------       --------
                                                         --------       --------
Diluted earnings per share . . . . . . . . . . . . . .   $    .35       $    .38
                                                         --------       --------
                                                         --------       --------
Weighted average number of shares - diluted. . . . . .      7,865          4,227
                                                         --------       --------
                                                         --------       --------


             See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                      PERIOD FROM
                                                       FOR THE NINE   FEBRUARY 12    FOR THE NINE
                                                       MONTHS ENDED     THROUGH      MONTHS ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           1998           1997           1997
                                                      --------------------------------------------
                                                                                      (PRO FORMA)
REVENUES:
  Rent from affiliates (Note 7). . . . . . . . . . . .   $  9,406       $  7,827       $  9,226
  Rent . . . . . . . . . . . . . . . . . . . . . . . .     15,526          2,046          2,390
  Mortgage interest. . . . . . . . . . . . . . . . . .      6,475          2,232          2,232
                                                         --------       --------       --------
Total revenues . . . . . . . . . . . . . . . . . . . .     31,407         12,105         13,848
                                                         --------       --------       --------
EXPENSES:
  Depreciation and amortization. . . . . . . . . . . .      7,389          2,061          2,509
  General and administrative . . . . . . . . . . . . .      3,737          1,847          2,059
                                                         --------       --------       --------
Total expenses . . . . . . . . . . . . . . . . . . . .     11,126          3,908          4,568
                                                         --------       --------       --------
Operating income . . . . . . . . . . . . . . . . . . .     20,281          8,197          9,280
                                                         --------       --------       --------
OTHER INCOME (EXPENSE):
  Interest income. . . . . . . . . . . . . . . . . . .        325            493            493
  Interest expense . . . . . . . . . . . . . . . . . .     (6,061)        (1,179)        (1,231)
  Loss on disposal of assets . . . . . . . . . . . . .       (370)           -              -
                                                         --------       --------       --------
Total other income (expense) . . . . . . . . . . . . .     (6,106)          (686)          (738)
                                                         --------       --------       --------
Net income before minority interest. . . . . . . . . .     14,175          7,511          8,542
Income applicable to minority interest . . . . . . . .      5,676          3,913          4,450
                                                         --------       --------       --------
Net income . . . . . . . . . . . . . . . . . . . . . .   $  8,499       $  3,598       $  4,092
                                                         --------       --------       --------
                                                         --------       --------       --------
Basic earnings per share . . . . . . . . . . . . . . .   $   1.11       $    .91       $   1.01
                                                         --------       --------       --------
                                                         --------       --------       --------
Weighted average number of shares - basic. . . . . . .      7,634          3,968          4,053
                                                         --------       --------       --------
                                                         --------       --------       --------
Diluted earnings per share . . . . . . . . . . . . . .   $   1.08       $    .89       $    .99
                                                         --------       --------       --------
                                                         --------       --------       --------
Weighted average number of shares - diluted. . . . . .      7,875          4,066          4,151
                                                         --------       --------       --------
                                                         --------       --------       --------


             See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                              Accumulated
                                                                               Earnings
                                                                               (Dividends                    Note
                                                                 Additional    in Excess                   Receivable     Total
                                                                  Paid-In    of Accumulated     Unearned   From Stock  Stockholders'
                                             Shares   Amount      Capital      Earnings)      Compensation    Sale        Equity
                                           ---------  --------  ------------ ---------------- ------------ ----------  -------------
BALANCE, February 12, 1997 . . . . . . .       -       $ -       $    -        $    -       $     -      $    -       $    -
Proceeds from Initial Public Offering. .     3,910        39       82,071           -             -           -         82,110
Payment of underwriters discount and
initial offering costs . . . . . . . . .       -         -         (9,055)          -             -           -         (9,055)
Adjustment for minority interest in
operating partnership. . . . . . . . . .       -         -        (33,882)          -             -           -        (33,882)
Issuance of shares in exchange for
note . . . . . . . . . . . . . . . . . .       159         2        3,296           -             -        (3,298)         -
Issuance of shares for acquisition . . .        22       -            600           -             -           -            600
Issuance of restricted stock . . . . . .        70         1        1,827           -          (1,828)        -            -
Proceeds from follow-on offering . . . .     3,450        34       88,372           -             -           -         88,406
Payment of underwriters discount and
costs. . . . . . . . . . . . . . . . . .       -         -         (5,741)          -             -           -         (5,741)
Amortization of restricted stock
Compensation . . . . . . . . . . . . . .       -         -            -             -             115         -            115
Dividends. . . . . . . . . . . . . . . .       -         -            -          (4,195)          -           -         (4,195)
Net income . . . . . . . . . . . . . . .       -         -            -           5,969           -           -          5,969
                                            ------      ----     --------      --------     ---------     -------     --------
BALANCE, December 31, 1997 . . . . . . .     7,611      $ 76     $127,488      $  1,774      $ (1,713)    $(3,298)    $124,327
                                            ------      ----     --------      --------     ---------     -------     --------


Issuance of restricted stock . . . . . .        21       -            607           -            (607)        -            -
Issuance of shares for option exercise
and employee stock purchase plans. . . .         6       -            159           -              -          -            159
Amortization of restricted stock
compensation . . . . . . . . . . . . . .       -         -            -             -             459         -            459
Dividends. . . . . . . . . . . . . . . .       -         -            -         (12,978)          -           -        (12,978)
Net income . . . . . . . . . . . . . . .       -         -            -           8,499           -           -          8,499
                                            ------      ----     --------      --------     ---------     -------     --------
BALANCE, September 30, 1998. . . . . . .     7,638      $ 76     $128,254      $ (2,705)     $ (1,861)    $(3,298)    $120,466
                                            ------      ----     --------      --------     ---------     -------     --------
                                            ------      ----     --------      --------     ---------     -------     --------




             See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                               PERIOD FROM
                                                                NINE MONTHS    FEBRUARY 12
                                                                   ENDED         THROUGH
                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                    1998           1997
                                                               -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .      $   8,499      $   3,598
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .          7,389          2,061
    Loan cost amortization . . . . . . . . . . . . . . . . .            432            -
    Straight-line interest and rent. . . . . . . . . . . . .         (1,062)           -
    Amortization of restricted stock compensation. . . . . .            459            -
    Income applicable to minority interest . . . . . . . . .          5,676          3,913
    Increase in receivables. . . . . . . . . . . . . . . . .           (159)        (1,760)
    Increase in other assets . . . . . . . . . . . . . . . .         (5,590)        (1,486)
    Increase in accounts payable and other liabilities . . .            741          1,163
                                                               -----------------------------
Net cash provided by operating activities. . . . . . . . . .         16,385          7,489
                                                               -----------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements. . . . . . . . .       (171,229)       (66,021)
  Increase in mortgage notes receivable. . . . . . . . . . .         (4,734)       (63,742)
                                                               -----------------------------
Net cash used in investing activities. . . . . . . . . . . .       (175,963)      (129,763)
                                                               -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit . . . . . . . . . . . . .        120,675         54,790
  Payments on notes. . . . . . . . . . . . . . . . . . . . .           (195)           -
  Bridge loan proceeds . . . . . . . . . . . . . . . . . . .         44,025            -
  Loan fees. . . . . . . . . . . . . . . . . . . . . . . . .           (908)           -
  Net proceeds from offering . . . . . . . . . . . . . . . .            -           73,055
  Net proceeds from issuance of common stock . . . . . . . .            159            601
  Distributions to partners. . . . . . . . . . . . . . . . .         (6,434)        (2,565)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .         (9,618)        (2,489)
                                                               -----------------------------
Net cash provided by financing activities. . . . . . . . . .        147,704        123,392
                                                               -----------------------------
Net increase in cash and cash equivalents. . . . . . . . . .         11,874          1,118
                                                               -----------------------------
Cash and cash equivalents, beginning of period . . . . . . .         14,968            -

Cash and cash equivalents, end of period . . . . . . . . . .         $3,094         $1,118
                                                               -----------------------------
                                                               -----------------------------




             See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                PERIOD FROM
                                                                  NINE MONTHS   FEBRUARY 12
                                                                     ENDED        THROUGH
                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                     1998           1997
                                                                -----------------------------
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Net assets of Legends Golf transferred to the Company. . . . .    $       -      $     981
Accrual of, or deferred payment for property and equipment . .    $   4,034      $       -
OP Units issued in golf course acquisitions. . . . . . . . . .    $   3,167      $  12,654
Common stock issued in golf course acquisition . . . . . . . .    $       -      $     600
Debt acquired with acquisitions. . . . . . . . . . . . . . . .    $  18,001      $       -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period. . . . . . . . . . . . . . . .    $   5,973      $   1,179





             See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The principal business strategy of the Company is to acquire upscale golf courses and to lease the golf courses pursuant to long-term triple net leases to qualified third party operators, including affiliates of the sellers. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership") or a wholly owned subsidiary of the Operating Partnership. Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 59.2 percent interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 59.0 percent interest therein. Larry D. Young, a director of the Company, along with his affiliates, owns 29.0 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and officers of the Company hold the remaining interest in the Operating Partnership.

     The accompanying unaudited financial statements have been prepared by the management of Golf Trust of America, Inc. in accordance with generally accepted accounting principles for interim financial statements and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

     The unaudited Pro Forma Consolidated Statement of Income for the nine months ended September 30, 1997 is presented as if the Formation Transactions (i.e. the events occurring or resulting from the Company's initial public offering) had occurred January 1, 1997 and includes the pro forma period from January 1, 1997 to February 11, 1997 and actual results for the period from February 12 to September 30, 1997. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transaction have been made.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no material impact on the Company's financial statements as "diluted" earnings per share disclosure required by the pronouncement were the same as earnings per share previously reported. The only difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (approximately 228,000 and 276,000 shares added to weighted shares outstanding for the three months ended September 30, 1998 and 1997, respectively, and approximately 241,000 and 98,000 shares added to weighted shares outstanding for the nine months ended September 30, 1998 and 1997, respectively).

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



2.   ACQUISITION OF GOLF COURSES

     During the third quarter of 1998, the Company purchased an additional
7.5 golf courses for an aggregate initial investment of approximately $45.4 million. $36.9 million of this was paid in cash and repayment of indebtedness, the assumption of a property subject to a lien of $5.0 million, and $3.5 million was paid in Operating Partnership Units ("OP Units") (approximately 125,000 OP Units). All of the aforementioned golf courses are leased to third party operators pursuant to long-term triple net leases.

     On July 10, 1998, the Company acquired Polo Trace Golf and Country Club, an 18-hole upscale golf facility located in Delray Beach, Florida for $12.3 million. The Company leases the golf facility to an affiliate of Emerald Dunes Golf Group. For this acquisition the Company assumed a loan with NationsCredit for approximately $5.0 million. The Company has agreed to maintain this debt until January of 1999 to avoid certain prepayment penalties. In addition, options to acquire 20,000 shares of Common Stock were granted to J. Graffeo, J. Galante, H. Rostoff, I. Smoley and A. Inelli as partial consideration for their interest in Polo Trace Golf Course.
10,000 of the options vest on January 4, 1999 and 10,000 vest on January 4, 2000, each at the trailing 5-day average closing price immediately prior to vesting, and all expire on July 1, 2000.

     On July 17, 1998, the Company acquired Ohio Prestwick Country Club for $6.4 million. The 18-hole upscale private facility, located near Akron, Ohio, is leased to the lessee of Raintree Country Club, another current Company course.

   On August 28, 1998 the Company acquired Osage National Golf Course, a 27-hole upscale daily fee golf facility located near Lake of the Ozarks, Missouri for $11.2 million. The purchase price included the issuance of OP Units valued at approximately $3.5 million. The golf course is leased to the prior owner of Osage National.

   On September 15, 1998, the Company acquired Wekiva Golf Club and Sweetwater Country Club located near Orlando, Florida for $11.5 million. Wekiva, a semi-private course, and Sweetwater, a private club, are two upscale, 18-hole facilities, located within two miles of each other, effectively giving the market a 36-hole complex under one management. Both properties are leased to Diamond Players Club.

   On September 18, 1998, the Company acquired Cypress Creek Country Club, an 18-hole semi-private golf facility located in Boynton Beach, Florida (Palm Beach County) for $4.2 million. The golf course is leased to an affiliate of Emerald Dunes Golf Group. Emerald Dunes Golf Management and its affiliates now lease five courses from the Company (Bonaventure (2), Emerald Dunes, Polo Trace, and Cypress Creek).

                            GOLF TRUST OF AMERICA, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



2.   ACQUISITION OF GOLF COURSES (CONT'D)


The following is a summary of the acquisitions through September 30, 1998:


                                                                                                   INITIAL
  ACQUISITION                                                                                     INVESTMENT
     DATE                     COURSE NAME                          LOCATION                     (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
    1/2/98     Bonaventure - East and West Courses           Fort Lauderdale, FL                $       23,700
   1/16/98     Mystic Creek Golf Club & Banquet Center       Dearborn, MI                               10,000
    2/1/98     Emerald Dunes Golf Course                     West Palm Beach, FL                        22,400
    3/6/98     Sandpiper Golf Course (i)                     Santa Barbara, CA                          36,500
    3/9/98     Persimmon Ridge Country Club                  Louisville, KY                              7,500
   5/22/98     Eagle Ridge Inn & Resort                      Galena, IL                                 47,000
   5/28/98     Tierra Del Sol                                Albuquerque, NM                             3,600
   6/22/98     Silverthorn Country Club                      Brooksville, FL                             4,700
   7/10/98     Polo Trace Golf and Country Club              Delray Beach, FL                           12,300
   7/17/98     Ohio Prestwick Country Club                   Akron, OH                                   6,400
   8/28/98     Osage National Golf Course                    Lake of the Ozarks, MO                     11,200
   9/15/98     Sweetwater Country Club                       Orlando, FL                                 6,500
   9/15/98     Wekiva Golf Club                              Orlando, FL                                 5,000
   9/18/98     Cypress Creek Country Club                    Boynton Beach, FL                           4,200
                                                                                                --------------
                                                                                                $      201,000
                                                                                                --------------
                                                                                                --------------

              (i) Includes adjacent development site - 14 acres


     For the nine months ended September 30, 1998 the Company has purchased 18 golf courses for an aggregate initial investment of approximately $168.0 million in cash and repayment of indebtedness, deferred payments of $1.9 million, the assumption of properties subject to liens of $18.0 million and the issuance of $13.1 million in OP Units (approximately 467,000 OP Units).

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

3.   COMMITMENTS

     LESSEES

     Typically, the Company, leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2 to 5 percent of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. At September 30, 1998, the amount reserved was $1,638,000 compared to $390,000 for September 30, 1997. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long term categories and therefore the balance may not be currently available to the lessee.

     Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing golf facilities. Of the Company's $27.2 million capital improvement commitments, approximately $14.2 million has been funded to date.

In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital lines are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.25% and 10.47%. Of the Company's $8.1 million working capital commitments,
approximately $1.2 million has been funded to date.   Typically, the lessee is
required to increase the pledged collateral for the funded amounts.

     In summary, the Company has currently funded $15.4 million of these commitments, and subject to certain conditions, anticipates it will fund an additional $19.9 million over the next three years.

     The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

     ACQUISITIONS

     The Company is in various stages of negotiation and due diligence review for several acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete any of these golf course acquisitions.

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

4.   DEBT

Debt consists of the following:


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1998             1997
                                                --------------      ------------
  REVOLVING CREDIT FACILITY                     $125,000,000        $4,325,000

  $125.0 million unsecured revolver with
  weighted average interest rates of 6.7%
  maturing February 2001

  BRIDGE LOAN                                     44,025,000                 -

  $100.0 million unsecured with weighted
  average interest rates of 6.7% maturing
  January 1999

  NOTES PAYABLE TO BANKS                          17,806,000                 -

  Secured financing with interest rates
  from 8.75% to 10% maturing through
  November 2016
                                                --------------      ------------
  TOTAL                                         $186,831,000        $4,325,000
                                                --------------      ------------
                                                --------------      ------------


REVOLVING CREDIT FACILITY AND BRIDGE LOAN.

     In October 1998, the Company amended its $125.0 million unsecured Revolving Credit Facility ("Credit Facility") with a consortium of banks led by NationsBank N.A., as agent. Currently, the Credit Facility has only interest due with the principal balances due in February 2001. Cash borrowings under the Credit Facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin. The applicable margin between 1.35% and 1.75% over the Eurodollar rate is subject to adjustment based upon achieving certain leverage ratios. At September 30, 1998, all loans outstanding under the Credit Facility (and Bridge Loan as discussed below) were based on the Eurodollar rate and a margin of 1.55%.

   A $100.0 million Bridge Loan (the "Bridge Loan") was obtained on July 9, 1998 with NationsBank N. A. and Bank of America National Trust and Savings Association. The Bridge Loan has the same interest rates and covenant requirements as the $125.0 million Credit Facility. The Bridge Loan has an original term of 90 days with 3 options to extend for an additional 30 days each. The Company has exercised the first two extension options and intends
to exercise the final option.   The Company is currently working with the
consortium of banks to amend the existing $125.0 million Credit Facility to increase availability to $200.0 to $225.0 million and to extend the term of the Credit Facility. The Company expects to have this amendment completed by the end of 1998.

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

4.   DEBT (CONT'D)

     REVOLVING CREDIT FACILITY AND BRIDGE LOAN (CONT'D).

     The Credit Facility and Bridge Loan availability is limited to an unencumbered pool calculation (as defined in the Credit Agreement) including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes in the Board of Directors. At the present time, these covenants have been met.

     COMMITMENTS

     The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

     INTEREST RATE SWAP AGREEMENTS

     In September 1998, the Company entered into an interest rate swap agreement with NationsBank N. A. to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement matures in eighteen months and has a total notional amount of $76,800,000. The swap agreement effectively converts a portion of the Company's floating rate debt to a fixed rate. The Company pays NationsBank a fixed rate of 5.08% per annum (for an all inclusive rate of 6.63% for September 30, 1998) and receives payments based on the floating one month Eurodollar rate. The Company is exposed to credit loss in the event of nonperformance by NationsBank, however the Company does not anticipate nonperformance by NationsBank.

     DEBT MATURITIES

     Aggregate maturities of long-term debt for each of the five years following December 31, 1998, assuming (i) the unpaid principal balance at September 30, 1998 under the Credit Facility and the Bridge Loan remain unchanged and (ii) the Bridge Loan is extended to January 9, 1999; are as follows:


                  YEAR ENDING DECEMBER 31,             AMOUNT
                  ----------------------------------------------
                            1998                   $      97,000
                  ----------------------------------------------
                            1999                   $  49,351,000
                  ----------------------------------------------
                            2000                   $     335,000
                  ----------------------------------------------
                            2001                   $ 125,365,000
                  ----------------------------------------------
                            2002                   $     398,000
                  ----------------------------------------------
                         Thereafter                $  11,285,000
                  ----------------------------------------------

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

5.   STOCK OPTIONS AND AWARDS

EMPLOYEE STOCK OPTIONS AND AWARDS

     In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. On February 6, 1997 and February 6, 1998, 20,000 options were granted and vested immediately.

     In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee of the Board of Directors is authorized to grant awards relating in the aggregate of up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. Restricted stock grants vest twenty five percent per year from the date of grant. The Company has agreed to make loans to officers related to tax liabilities for stock grants totaling $1.2 million of which $.7 million has been funded to date. On January 30, and June 3, 1998, 50,000 and 25,000 options, respectively, were granted to new employees. There are 14,061 shares remaining to be issued.

     Transactions involving the plans are summarized as follows:


                                                                    WEIGHTED
                                                                    AVERAGE
OPTION SHARES                                           SHARES    EXERCISE PRICE
-------------                                         ---------   --------------
Outstanding at February 12, 1997 . . . . . . . . . .         -    $         -
Granted. . . . . . . . . . . . . . . . . . . . . . .    940,000         23.88
Exercised. . . . . . . . . . . . . . . . . . . . . .         -              -
Expired and/or canceled. . . . . . . . . . . . . . .         -              -
                                                      ---------   --------------

Outstanding at December 31, 1997 . . . . . . . . . .    940,000   $     23.88
                                                      ---------   --------------
                                                      ---------   --------------

Granted. . . . . . . . . . . . . . . . . . . . . . .     95,000         29.82
Exercised. . . . . . . . . . . . . . . . . . . . . .     (4,666)       (25.75)
Expired and/or canceled. . . . . . . . . . . . . . .         -              -
                                                      ---------   --------------

Outstanding at September 30, 1998. . . . . . . . . .  1,030,334   $     24.42
                                                      ---------   --------------
                                                      ---------   --------------


                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
-------------------------------------------------   ------------------------
   RANGE OF                 REMAINING     AVERAGE
  EXERCISE                 CONTRACTUAL   EXERCISE
   PRICE       SHARES      LIFE (YEARS)    PRICE       SHARES         PRICE
-------------------------------------------------   ------------------------
$21            335,000        8.4         $21.00      125,000        $21.00
$24 - $26      600,334        8.5         $25.48      197,001        $25.48
$29 - $32       70,000        9.3         $29.00       20,000        $29.00
$32 - $35       25,000        9.7         $32.13         -              -

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

5. STOCK OPTIONS AND AWARDS (CONT'D)

     EMPLOYEE STOCK PURCHASE PLAN

     Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period. The Employee Stock Purchase Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan. At June 30, 1998, 1,128 shares were issued.

     NON-AFFILIATED STOCK OPTIONS

     In conjunction with the purchase of the Emerald Dunes Golf Course, Raymon Finch, Jr. and Ray Finch, III (collectively, the "Finches") were granted 50,000 options each, of which 25,000 in the aggregate will vest when, in any calendar year, the Company acquires $25.0 million in golf courses identified by the
Finches.   After year five, all options immediately vest if the stock price is
$10.00 over the strike price at which the options were issued ($28.00) and if the Finches have otherwise undertaken to promote and market the Company.

     In addition, options to acquire 20,000 shares of Common Stock were granted to J. Graffeo, J. Galante, H. Rostoff, I. Smoley and A. Inelli as partial consideration for their interest in Polo Trace Golf Course. 10,000 of the options vest on January 4, 1999 and 10,000 vest on January 4, 2000, each at the trailing 5-day closing price average immediately prior to vesting, and expire on July 1, 2000.

6.   PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information set forth below is presented as if the 1998 acquisitions (Note 3) had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).


                                             For the Nine                For the Nine
                                             Months Ended                Months Ended
                                          September 30, 1998          September 30, 1997
----------------------------------------------------------------------------------------
Revenues                                    $      37,664                $      29,142
Net income                                  $       6,640                $       2,031
Basic earnings per share                    $         .88                $         .59
Diluted earnings per share                  $         .85                $         .58


     The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in general and administrative expenses to reflect a whole year of operations for 1997 only; (iii) an increase in interest expense; and (iv) an increase in income applicable to minority interest.

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

7.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in the Company's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of golf courses owned by the Company under triple-net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

     The following table sets forth certain combined condensed financial information for Legends Golf.


                                              September 30,        December 31,
(IN THOUSANDS)                                   1998                 1997
-------------------------------------------------------------------------------
Current assets                               $      2,393          $     2,454
Non-current assets                                 23,798               19,765
                                             ------------          -----------

Total assets                                 $     26,191          $    22,219
                                             ------------          -----------
                                             ------------          -----------
Payable to Golf Trust of America, L.P.       $      1,163          $     1,004
Other current liabilities                           1,415                1,721
Total long-term liabilities                        14,874               10,897
Total owners' equity                                8,739                8,597
                                             ------------          -----------

Total liabilities and owners' equity         $     26,191          $    22,219
                                             ------------          -----------
                                             ------------          -----------


                                         For the three months ended September 30,
(IN THOUSANDS)                                  1998                 1997
---------------------------------------------------------------------------------
Total Revenues                           $      4,549             $      4,583
Operating Loss                           $     (2,669)            $     (2,721)
Net Loss                                 $     (1,450)            $     (1,287)



     Total revenues from golf course operations for Legends Golf were unchanged at $4.5 million where minor decreases at the Myrtle Beach area courses were offset by increases at the Virginia courses.

     Operating loss was unchanged at $2.7 million for the three months ended September 30, 1998 and 1997. Net loss was $1.5 million for the three months ended September 30, 1998 compared to a net loss of $1.3 million for the three months ended September 30, 1997 primarily due to the increased interest expense related to borrowings acquired for completion of the club houses and a reduction in the equity in the earnings of Golf Trust of America, L.P.

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

7.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE (CONT'D)


                               For the nine months ended September 30,
(IN THOUSANDS)                      1998                   1997
-----------------------------------------------------------------------
Total Revenues                 $       17,810          $       17,579
Operating Loss                 $       (3,034)         $       (3,073)
Net Income (loss)              $          644          $         (143)

     Total revenues from golf course operations for Legends Golf increased by $.2 million or one percent to $17.8 million for the nine months ended September 30, 1997. The increase was primarily attributed to slightly increased greens fees at all courses net of reduced cart rentals, pro shop revenues and food and beverage revenues.

     Operating loss was unchanged at $3 million for the nine months ended September 30, 1998 and 1997. Net income was $.6 million for the nine months ended September 30, 1998 compared to a net loss of $.1 million for the nine months ended September 30, 1997 primarily due to the increased interest expense and the increase in the equity in the earnings of Golf Trust of America, L.P.

RELATED PARTY TRANSACTIONS

     Concurrent with the acquisition of the Sandpiper Golf Course, the Company formed Sandpiper-Golf Trust, LLC (of which the Operating Partnership is the sole member), to hold title to the golf course. In addition, the Operating Partnership owns approximately 95% of the economic interest in a taxable subsidiary formed to hold title to a 14 acre development site adjacent to the Sandpiper Golf Course, with the balance owned by Mr. Blair, President, and Mr. Young, a director of the Company, in order to comply with certain REIT restrictions imposed by the Internal Revenue Code.

8.   SUBSEQUENT EVENTS

     PAYMENT OF DIVIDENDS

     On September 15, 1998, the Board of Directors declared a quarterly dividend distribution of $.44 per share for the quarter ended September 30, 1998, to stockholders of record on September 30, 1998, which was paid on October 15, 1998.

     ACQUISITIONS

     On October 13, 1998 the Company had purchased Cooks Creek Golf Course, an 18-hole upscale, public golf facility located in Ashville, Ohio, near
Columbus, for $6.1 million in cash.   The golf course is leased to
Cook/Rainieri Management.

                             GOLF TRUST OF AMERICA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

     8.   SUBSEQUENT EVENTS

     1998 STOCK OPTION PLAN

     On November 11, 1998, the Company adopted the 1998 Stock-Based Incentive Plan (the "1998 Plan"). Under the 1998 Plan, the Compensation Committee of the Board of Directors is authorized to grant awards totaling 500,000 shares of the Company's common stock. 350,000 of these options were granted concurrently with the plan approval. These generally vest ratably over a period of five years from the date of grant and expire ten years from the date of grant.

     The 1998 Plan provides that the Company may grant stock options or restricted stock to executive officers and other key employees. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the Company's option Plans, for the Company's executive officers. The Company has agreed to make additional loans of $2.0 million to the Company's executive officers, the proceeds of which (i) must be used (at least sixty percent in total) for the purchase of Company stock on the open market and (ii) the remainder to be used for taxes.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


OVERVIEW AND FORMATION

     Golf Trust of America, Inc. (the "Company") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which the Company owns
59.2 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of the Company, along with his affiliates, owns 29.0 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and officers of the Company hold the remaining interest in the Operating Partnership.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent the Company's expectations concerning future events including the following: statements regarding the Company's continuing ability to target and acquire high-quality golf courses; the expected availability of the Credit Facility, Bridge Loan and other debt and equity financing; the Lessees' and Mortgagee's future cash flows and ability to make Lease and Mortgage Payments, results of operations and overall financial performance; the expected tax treatment of the Company's operations; the Company's beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should read in conjunction with the accompanying Consolidated Financial Statements appearing elsewhere herein.

GOLF COURSE ACQUISITIONS

     During the three months ended September 30, 1998, the Company acquired interests in 7.5 additional eighteen hole equivalent golf courses for an aggregate of approximately $45.4 million.

     For the nine months ended September 30, 1998, the Company has purchased 18 golf courses for an aggregate initial investment of approximately $168.0 million in cash and repayment of indebtedness, deferred payments of $1.9 million, the assumption of properties subject to liens of $18.0 million and the issuance of $13.1 million in OP Units (approximately 467,000 OP Units).

THIRD QUARTER 1998 ACQUISITIONS

     On July 10, 1998, the Company acquired Polo Trace Golf and Country Club, an 18-hole upscale golf facility located in Delray Beach, Florida for $12.3 million. The Company leases the golf facility to an affiliate of Emerald Dunes Golf Group. For this acquisition the Company assumed a loan with NationsCredit for approximately $5.0 million. The Company has agreed to maintain this debt until January of 1999 to avoid certain prepayment penalties.

     On July 17, 1998, the Company acquired Ohio Prestwick Country Club for $6.4 million. The 18-hole upscale private facility, located near Akron, Ohio, is leased to the lessee of Raintree Country Club, another current Company course.

   On August 28, 1998 the Company acquired Osage National Golf Course, a 27-hole upscale daily fee golf facility located near Lake of the Ozarks, Missouri for $11.2 million. The purchase price includes the issuance of OP Units valued at approximately $3.5 million. Osage National was recently rated by Golf Digest's "Places To Play" as one of only four four-star public courses in the state of Missouri. The golf course is leased to the prior owner of Osage National.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)



GOLF COURSE ACQUISITIONS (CONT'D)

THIRD QUARTER 1998 ACQUISITIONS  (CONT'D)

     On September 15, 1998, the Company acquired Wekiva Golf Club and Sweetwater Country Club located near Orlando, Florida for $11.5 million. Wekiva, a semi-private course, and Sweetwater, a private club, are two upscale, 18-hole facilities, located within two miles of each other, effectively giving the market a 36-hole complex under one management. Both properties are leased to Diamond Players Cub, a professional golf management company.

     On September 18, 1998, the Company acquired Cypress Creek Country Club, an 18-hole semi-private golf facility located in Boynton Beach, Florida (Palm Beach County) for $4.2 million. The golf course is leased to an affiliate of Emerald Dunes Golf Group. Emerald Dunes Golf Management and its affiliates now lease five courses from the Company (Bonaventure (2), Emerald Dunes, Polo Trace, and Cypress Creek).

SUBSEQUENT ACQUISITIONS

     Thus far in the fourth quarter of 1998, the Company has purchased Cooks Creek Golf Course, an 18-hole upscale, public golf facility located in Ashville, Ohio, near Columbus, for $6.1 million in a cash-out transaction. The golf course is leased to Cook/Rainieri Management. Cook/Rainieri Management consists of John Cook, his father Jim Cook, and John Rainieri. John Cook is a veteran of the PGA Tour, who was a member of the 1993 Ryder Cup team, and has 10 PGA Tour victories. Jim Cook has been a tournament director with the PGA for over 20 years. John Rainieri currently leases two other Company courses in the Akron, Ohio market. This is the first project for the three to combine resources and manage a facility together.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

LESSEES AND STRATEGIC PARTNERS

The following table is a summary of the current golf course management and development operations of the Company's ("GTA") current lessees/golf operators:

  ----------------------------------------------------------------------------------------------
                                                                             GTA AND NON-GTA
                                                                              COURSES UNDER
                                                    GTA COURSES UNDER           MANAGEMENT/
                                                        MANAGEMENT             DEVELOPMENT(1)
  GOLF LESSEES/OPERATORS                          (18-HOLE EQUIVALENTS)    (18-HOLE EQUIVALENTS)
  ----------------------------------------------------------------------------------------------
  Troon Golf                                               8.5                     30.5
  Legends Group                                            7.0                      8.0
  Granite Golf Group                                       5.5                     27.0
  Emerald Dunes Golf Group                                 5.0                      5.0
  John Rainieri and Cook/Rainieri Management               3.0                      3.0
  Crescent Company                                         2.0                      3.0
  Stonehenge Golf Development                              2.0                      2.0
  Diamond Players Club                                     2.0                      4.0
  Northgate Forest                                         1.5                      1.5
  Total Golf                                               1.5                      7.0
  Osage Golf Properties                                    1.5                      1.5
  Craft Farms                                              1.0                      2.0
  Environmental Golf                                       1.0                      5.0
  Golf Classic Resorts                                     1.0                      1.0
  ----------------------------------------------------------------------------------------------
  TOTAL 18-HOLE EQUIVALENTS                               42.5                    100.5
  ----------------------------------------------------------------------------------------------
  ------------------------------
  RESORT/HOTEL OPERATORS
  ------------------------------
  Westin Hotels
  Starwood Hotels and Resorts
  ------------------------------

     (1)GTA has no rights or interest in any non-GTA courses

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     For the three months ended September 30, 1998, the Company received $12,039,000 in revenue from the Participating Leases and the Mortgage Note Receivable, including $151,000 in Participating Rent. For the three months ended September 30, 1997, the Company received $6,065,000 in revenue from the Participating Leases and the Mortgage Note Receivable, including $145,000 in Participating Rent. The increase in revenues is due to 1) minimum rent increases of approximately $95,000, 2) rent of $5,758,000 from new course acquisitions and expansions, 3) the $6,000 increase in participating rent to $151,000 from $145,000, and 4) $2,166,000 of interest recognized from the Mortgage Note Receivable for 1998 compared to $2,051,000 for 1997.

     Expenses totaling $4,393,000 for the three months ended September 30, 1998 and $1,849,000 for three months ended September 30, 1997, reflect depreciation, amortization, general and administrative expenses. The increase in expenses reflects 1) additional depreciation of $2,177,000 for the acquisitions made subsequent to June 30, 1997 and 2) additional general and administrative costs of $367,000.

     For the three months ended September 30, 1998, interest expense was $3,139,000, compared to $889,000 for the three months ended September 30, 1997. The increase for $2,250,000 reflects the increase in outstanding borrowings from
$54,865,000 at September 30,1997 to $186,831,000 at September 30, 1998.   The
proceeds of the current year borrowings and $14,968,000 of the proceeds of the Company's secondary offering were used to fund the approximate $201,000,000 of acquisitions made since the beginning of the year.

     For the three months ended September 30, 1998 net income was $2,779,000, an increase of 72% compared to $1,615,000 for the three months ended September 30, 1997.

     Basic earnings per share was $0.36 for the three months ended September 30, 1998 compared to $0.40 for the three months ended September 30, 1997, an 11% decrease. Although net operating income increased, the number of outstanding shares increased by 3,549,000 primarily as a result of the issuance of 3,450,000 shares in a secondary offering of the Company's common stock in the fourth quarter of 1997.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


RESULTS OF OPERATIONS OF THE COMPANY (CONT'D)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE PROFORMA NINE MONTHS ENDED SEPTEMBER 30, 1997

     The 1997 proforma results have been computed using actual results for the period from February 12, 1997 to September 30, 1997 and projected results for the period from January 1 to February 12, 1997.

     For the nine months ended September 30, 1998 and the nine months ended September 30, 1997, the Company received $31,407,000 and $13,848,000, respectively, in revenue from the Participating Leases and from the Mortgage Note Receivable. The increase in revenues is due to 1) minimum increases in rent of approximately $285,000, 2) rent of $14,257,000 from new course acquisitions and expansions subsequent to September 30, 1997, 3) $4,243,000 of increased interest from the Mortgage Note Receivable, which was issued June 20, 1997, 4) the $517,000 increase in Participating Rent, and 5) $1,743,000 of additional rent for the pro forma period.

     Expenses totaled $11,126,000 and $4,568,000 for the nine months ended September 30, 1998 and the nine months ended September 30, 1997, respectively. The increase of $6,558,000 or 131%, reflects 1) additional depreciation of $4,753,000 for the acquisitions made after September 30, 1998 and 2) additional general and administrative costs of $1,330,000, and 3) additional pro forma expenses of $660,000.

     For the nine months ended September 30, 1998, interest expense was $6,061,000, compared to $1,231,000 for the nine months ended September 30, 1997. The increase for $4,830,000 reflects the increase in outstanding borrowings from
$54,865,000 at September 30,1997 to $186,831,000 at September 30, 1998.   The
proceeds of the current year borrowings and $14,968,000 of the proceeds of the Company's secondary offering were used to fund the approximate $201,000,000 of acquisitions made since the beginning of the year.

     The loss on disposal of assets occurred when the golf carts at one course were traded in as part of a new leasing program and another location where a new clubhouse was built and the existing facility was removed.

     Net income for the nine months ended September 30, 1998 and the proforma nine months ended 1997 was $8,499,000 and $4,092,000, respectively.

     For the nine months ended September 30, 1998 the basic earnings per share was $1.11, reflecting a $0.10, or 10% increase for the corresponding period of 1997.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

CASH FLOWS

     Cash flow from operating activities for the nine months ended September 30, 1998 was $16,385,000 compared to $7,489,000 for the period from February 12, 1997 to September 30, 1997. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization and working capital changes. Cash flows used in investing activities reflect increases in the mortgage receivable related to the Participating Facility of $4,734,000 and golf course acquisitions of $171,229,000 for the nine months ended September 30, 1998. This compares to acquisitions and capital additions of $66,021,000 and the Participating Mortgage for $63,742,000 for the period from February 12 to September 30, 1997. Cash flows provided by financing activities, totaling $147,704,000, represents the net borrowing of $164,700,000 under the Credit Facility and Bridge Loan, less dividends and partner distributions totaling $16,052,000 for the nine months ended September 30, 1998. This compares to borrowings of $54,790,000 to fund a portion of the Participating Mortgage and third quarter 1997 acquisitions, and the initial offering proceeds of $73,055,000 for the period from February 12, 1997 to September 30, 1997. Distributions to partners and shareholders totaled $5,054,000 represented a partial period distribution of $.21 per share for the first quarter of 1997 and $.41 per share for the remaining quarters through September 30, 1997.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (CONT'D)

FINANCING AND CAPITAL RESOURCES

     In October 1998, the Company amended its $125.0 million unsecured Revolving Credit Facility ("Credit Facility") with a consortium of banks led by NationsBank N.A., as agent. Currently, the Credit Facility has only interest due with the principal balances due in February 2001. Cash borrowings under the Credit Facility bear interest at a base rate or at an adjusted Eurodollar rate plus an applicable margin. The applicable margin between 1.35% and 1.75% over the Eurodollar rate is subject to adjustment based upon achieving certain leverage ratios. At September 30, 1998, all loans outstanding under the Credit Facility (and Bridge Loan as discussed below) were based on the Eurodollar rate and a margin of 1.55%.

     A $100.0 million Bridge Loan (the "Bridge Loan") was obtained on July 9, 1998 with NationsBank N. A. and Bank of America National Trust and Savings Association. The Bridge Loan has the same interest rates and covenant requirements as the $125.0 million Credit Facility. The Bridge Loan has an original term of 90 days with 3 options to extend for an additional 30 days each. The Company has exercised the first two extension options and intends
to exercise the final option.   The Company is currently working with the
consortium of banks to amend the existing $125.0 million Credit Facility to increase availability to $200.0 to $225.0 million and to extend the term of the Credit Facility. The Company expects to have this amendment completed by the end of 1998.

     The Credit Facility and Bridge Loan availability is limited to an unencumbered pool calculation (as defined in the Credit Agreement) including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to the Board of Directors. At the present time, these covenants have been met.

     The Company believes that its current borrowing capacity and anticipated cash flow from operations are sufficient to meet liquidity needs for the foreseeable future. However, as discussed above, the Bridge Loan will mature in the first quarter of 1999. There can be no assurance that the Company will be able to negotiate extensions of such facilities or borrow from other lenders on similar terms. There can be no assurance that the impact of market conditions on the debt and equity markets will not adversely affect the Company's future needs for capital.

     The Company intends to invest in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. The Company anticipates that future acquisitions would be funded with debt financing provided by the Credit Facility, the Bridge Loan, the issuance of OP Units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as the Board of Directors deems prudent.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (CONT'D)

COMMITMENTS TO LESSEES

     The Participating Leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the golf courses to fund capital expenditures. These amounts are funded on a monthly basis from the lessees in addition to the Base Rent. The Lessees will fund any capital expenditures in excess of such amounts.

     Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing golf facilities. Of the Company's $27.2 million capital improvement commitments, approximately $14.2 million has been funded to date.

     In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital lines are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.25% and 10.47%. Of the Company's $8.1 million working capital
commitments, approximately $1.2 million has been funded to date.   Typically,
the lessee is required to increase the pledged collateral for the funded amounts.

     The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

     The Company is in various stages of negotiation and due diligence review for several acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete any of these golf course acquisitions.

COMMITMENTS TO OFFICERS

     The Company has agreed to make loans to officers (i) related to tax liabilities for stock grants, (ii) for the exercise of options and (iii) for the purchase of Company shares, totaling $3.2 million. $.7 million of this commitment has been funded to date.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

     Funds from Operations and Cash Available for Distribution are calculated as follows:


                                                                                 (IN THOUSANDS)
                                                                                  (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS           THREE MONTHS            NINE MONTHS         NINE MONTHS
                                                   ENDED                   ENDED                  ENDED                ENDED
                                             SEPTEMBER 30, 1998     SEPTEMBER 30, 1997     SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    (PRO FORMA)

Income before minority interest. . .            $ 4,669                  $ 3,372                 $ 14,175              $  8,542
Depreciation and amortization for
real estate assets . . . . . . . . .              3,089                      912                    7,362                 2,509
                                                -------                  -------                 --------              --------
Funds from Operations. . . . . . . .              7,758                    4,284                   21,907                11,051
                                                -------                  -------                 --------              --------

Adjustments:
  Noncash mortgage interest and
  straight line rents. . . . . . . .               (398)                      -                      (635)                 (453)
  Capital Expenditure Reserve (net).               (400)                    (143)                  (1,062)                 (362)
                                                -------                  -------                 --------              --------
Cash Available for Distribution. . .            $ 6,960                  $ 4,284                 $ 20,210              $ 10,236
                                                -------                  -------                 --------              --------
                                                -------                  -------                 --------              --------


     Noncash mortgage interest revenue and straight line rents represents the difference between interest revenue on the Participating Mortgage and the rent recognized and reported by the Company in accordance with generally accepted accounting principles ("GAAP") and the actual cash payments received by the Company. The participating leases generally require the Company to reserve annually between 2.0% and 5.0% of the Gross Golf Revenues of the golf courses to fund capital expenditures. The lessees will fund any capital expenditures in excess of such amounts.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (CONTINUED)

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION (CONT'D)

     In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indication of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued a ruling, EITF 97-11, entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions". The ruling provides that internal costs of identifying and acquiring operating property should be expensed as incurred. The effect of the adoption of EITF 97-11 did not have a material impact on the financial statements of the Company.

     In May 1998, the EITF of the FASB issued a ruling, EITF 98-9, entitled "Accounting for Contingent Rent in Interim Financial Periods" that potentially affects recognition of percentage rent of the Company. Under EITF 98-9, revenues from percentage rents are recognized in the quarterly period in which the specified target which triggers the percentage rent is achieved. Under the terms of the participating leases entered into by the Company, percentage rent is payable quarterly based on an increase in revenues over a corresponding quarter in a base year subject to quarterly and annual reconciliation. The Company will continue to evaluate the adoption of EITF 98-9 and any impact subject to annual and quarterly reconciliation such adoption may have on the Company in the future. Based on the structure of the of the Company's leases, EITF 98-9 should not have a material effect on the Company's current results of operations. Regardless of the application of EITF 98-9, no change in the calculations of FFO will occur and on an annual basis there will be no change in the Company's earnings.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters beginning after June 15, 1999. Management is presently assessing the impact of the adoption of SFAS No.133 on its consolidated financial statements.

                            GOLF TRUST OF AMERICA, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)


IMPACT OF YEAR 2000

     The Company has completed its internal assessment and believes that its computer system will function properly with respect to dates in the Year 2000 and thereafter.

     The Company anticipates that there is a possibility of significant business disruptions involving year 2000 problems with its vendors and vendors to its lessees. The Company has not completed its assessment of the readiness of third parties where the failure to be Year 2000 compliant could have a material impact on the Company. For instance, financial service providers, including lenders, may incur significant costs and even temporary shutdowns as a result of computer problems. The Company is dependent upon its lessees to determine that their systems and applications and those of other parties utilized by them are Year 2000 compliant.

     The ability of lenders to advance funds, or lessees to operate, may be negatively impacted. Any problems with the foregoing systems may have a material adverse effect on the Company and results of operations. The Company will continue to address the readiness of such third parties and to the extent appropriate, prepare contingency plans.

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



PART II.        OTHER INFORMATION

  ITEM 1.       LEGAL PROCEEDINGS

                None.

  ITEM 2.       CHANGES IN SECURITIES

  RECENT SALES OF UNREGISTERED SECURITIES

       On August 28, 1998, the Operating Partnership issued 124,700 OP Units to the prior owner of Osage National Golf Course as partial consideration for its interest in Osage National Golf Course. OP Units may generally be redeemed by their holder one-year after issuance for cash or, at the option of the Company, shares of Common Stock on a one-for-one basis. In addition, options to acquire 20,000 shares of Common Stock were granted to J. Graffeo,
  J. Galante, H. Rostoff, I. Smoley and A. Inelli as partial consideration for their interest in Polo Trace Golf Course. 10,000 of the options vest on January 4, 1999 and 10,000 vest on January 4, 2000, each at the trailing 5-day average closing price immediately prior to vesting, and expire on July 1, 2000. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

  ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                Not Applicable.

  ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable.


  ITEM 5.       OTHER INFORMATION

                Not Applicable.

                            GOLF TRUST OF AMERCIA, INC.
                                     FORM 10-Q
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

                The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.


  EXHIBIT NO.   DESCRIPTION
--------------  -----------

  3.1 ARTICLES OF AMENDMENT AND RESTATEMENT OF THE COMPANY, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference) as amended by the affirmative vote of the shareholders and filed with the Maryland State Department of Assessments and Taxation on June 9, 1998 and as currently in effect. (previously filed as Exhibit 3.1B to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 14, 1998 and incorporated herein by reference).

  3.2 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect. (Previously filed as Exhibit 3.2 to the Company's Quarterly Report Form 10-Q (Commission File No. 000-22091) filed May 15, 1998 and incorporated herein by reference).

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

                          GOLF TRUST OF AMERICA, INC., registrant





                          By: /s/ W. Bradley Blair, II
                              ----------------------------------------------
                                  W. Bradley Blair, II
                                  President and Chief Executive Officer






/s/ W. Bradley Blair, II                      11/13/98
------------------------------------          -----------------------




/s/ Scott D. Peters                           11/13/98
------------------------------------          -----------------------
Scott D. Peters                               Date
Senior Vice President and
Chief Financial Officer