Form 10-K405
period 1998-12-31
GOLF TRUST OF AMERICA INC
filed 1999-03-31
CIK 1024126

     As Filed with the Securities and Exchange Commission on March 26, 1999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                                   (Mark One)

            /x/ Annual report pursuant to section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the fiscal year
                            ended DECEMBER 31, 1998.

            / / Transition report pursuant to section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the transition
                        period from ________ to ________.

                        Commission File Number 000-22091

                           GOLF TRUST OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                    33-0724736
(State or other jurisdiction of                   (I.R.S Employer
 incorporation or organization)                   Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 26, 1999 there were 7,682,956 common shares outstanding of the registrant's only class of common stock. Based on the March 26, 1999 closing price of $21.75 per share, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $167,104,293.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1998 fiscal year, are incorporated by reference in Part III of this Form 10-K; and certain exhibits to the Company's prior reports on Forms 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (NOS. 333-46659 AND 333-46657), and Registration Statements on Form S-11 (NOS. 333-15965 AND 333-36847) are incorporated by reference in Part IV hereof.

                                                 TABLE OF CONTENTS

PART I...........................................................................................................1
  ITEM 1.  BUSINESS..............................................................................................1
     (a)    GENERAL DESCRIPTION OF THE BUSINESS..................................................................1
         COMPANY OVERVIEW........................................................................................1
         SUBSIDIARIES AND THE OPERATING PARTNERSHIP..............................................................2
         RECENT DEVELOPMENTS.....................................................................................3
                ACQUISITIONS.....................................................................................3
                LETTERS OF INTENT................................................................................4
                CREDIT FACILITY..................................................................................4
                LOANS TO OFFICERS................................................................................4
     (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS........................................................5
     (c)    NARRATIVE DESCRIPTION OF BUSINESS....................................................................6
         BUSINESS OBJECTIVE AND STRATEGY.........................................................................6
                INVESTMENT CRITERIA..............................................................................7
                ACQUISITION STRATEGY.............................................................................8
                INTERNAL GROWTH.................................................................................11
         EMPLOYEES..............................................................................................14
         ENVIRONMENTAL MATTERS..................................................................................14
         TAX STATUS.............................................................................................15
         GOVERNMENT REGULATION..................................................................................15
         SOFTWARE DEFICIENCIES COULD ADVERSELY AFFECT THE COMPANY...............................................15
         COMPETITION............................................................................................16
         THE GOLF INDUSTRY......................................................................................16
                COMPETITIVE CONDITIONS..........................................................................16
                DEMOGRAPHICS....................................................................................18
                SEASONALITY.....................................................................................19
     (d) FOREIGN OPERATIONS.....................................................................................20
  ITEM 2.  PROPERTIES...........................................................................................21
           RESORT COURSES.......................................................................................22
           HIGH-END DAILY FEE COURSES...........................................................................23
           PRIVATE CLUB COURSES.................................................................................24
           THE PARTICIPATING LEASES.............................................................................25
  ITEM 3.  LEGAL PROCEEDINGS....................................................................................32
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................32

PART II.........................................................................................................33
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................33
                MARKET INFORMATION..............................................................................33
                SHAREHOLDER INFORMATION.........................................................................33
                DIVIDENDS.......................................................................................34
                RECENT SALES OF UNREGISTERED SECURITIES.........................................................35
  ITEM 6.  SELECTED FINANCIAL DATA..............................................................................36

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................38
           Results of operations of the Company for the year ended December 31, 1998 and the period from
           February 12 (inception) to December, 1997............................................................40
           Liquidity and Capital Resources of the Company.......................................................41
           Funds From Operations and Cash Available for Distribution............................................44
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................46
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................46
  ITEM 9.  CHANGES IN THE COMPANY'S CERTIFIED PUBLIC ACCOUNTANT.................................................46


PART III........................................................................................................47
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................47
  ITEM 11. EXECUTIVE COMPENSATION...............................................................................47
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................47
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................47

PART IV.........................................................................................................48
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................................48
      a)   FINANCIAL STATEMENTS.................................................................................48
                FINANCIAL STATEMENTS............................................................................48
                FINANCIAL STATEMENT SCHEDULES...................................................................48
                EXHIBITS........................................................................................48
      b)   REPORTS ON FORM 8-K..................................................................................48
SIGNATURES......................................................................................................49

                                    PART I

ITEM 1.  BUSINESS

         (a)   GENERAL DESCRIPTION OF THE BUSINESS

         COMPANY OVERVIEW

         Golf Trust of America, Inc. ("GTA") is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. GTA was incorporated in Maryland on November 8, 1996. GTA holds its golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and in one instance, through a wholly-owned affiliate of Golf Trust of America, L.P. (collectively, the "Operating Partnership"), controlled by GTA. (In this Annual Report, the term "Company" generally includes GTA, the Operating Partnership, and their subsidiaries.) As of March 26, 1999, the Company holds participating interests in 45 golf courses (the "Golf Courses"), 41 of which are owned and four of which serve as collateral for a 30-year participating mortgage loan made by the Company to the owner of the Westin Innisbrook Resort ("Participating Mortgage"). The Golf Courses are located in Florida (14), South Carolina (7), Illinois (3.5), Ohio (3), Georgia (2), Virginia (2), California
(2), Michigan (2), Nebraska (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, Missouri, and New Mexico.

         The Golf Courses which the Company owns are leased to multiple independent third party lessees (the "Lessees") pursuant to leases ("Participating Leases") which provide for payments ("Lease Payments") of fixed base rent ("Base Rent") and participating rent ("Participating Rent") based on growth in revenue at the Golf Courses. The interest payment under the Participating Mortgage is structured similarly to the Participating Leases to provide the Company with base interest payments and additional interest payments based on growth in revenue at the Westin Innisbrook Resort. Neither the Company nor its executive officers own any interest in, or participate in the management of, the Lessees or the owner of the Westin Innisbrook Resort, Golf Host Resorts, Inc. (the "Westin Innisbrook Resort Owner").

         The Company's executive offices are located at 14 North Adger's Wharf, Charleston, South Carolina 29401 and its telephone number is (843) 723-GOLF
(4653).

         SUBSIDIARIES AND THE OPERATING PARTNERSHIP

         GTA has two wholly owned subsidiaries, GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation (collectively, the "Subsidiaries"). The Subsidiaries exist solely to hold the Company's general and limited partnership interests in the Operating Partnership. The board of directors of each Subsidiary is comprised of the executive officers of GTA. The Operating Partnership was formed in Delaware in November 1996.

         The Operating Partnership owns the Golf Courses that are subject to the Participating Leases and holds the Participating Mortgage. In addition, the Operating Partnership owns approximately 95% of the economic interest in a taxable subsidiary formed to hold title to a 14-acre development site adjacent to the Sandpiper Golf Course, with the balance owned by Mr. Blair, President and Mr. Young, a director of the Company. GTA currently holds a 58.9% interest in the Operating Partnership, through its Subsidiaries. GTA GP is the sole general partner of the Operating Partnership and GTA LP is a limited partner of the Operating Partnership. The other limited partners include those Prior Owners who received OP Units in exchange for the contribution of their Golf Courses including Larry D. Young and the Westin Innisbrook Resort Owner. The limited partners do not have day-to-day control over the Operating Partnership. However, the limited partners are entitled to vote on certain matters, including the sale of all or substantially all the Company's assets or the merger or consolidation of the Operating Partnership, which decisions require the approval of the holders of at least 66.7% of the interests in the Operating Partnership (including GTA LP). Each of the limited partners (other than GTA LP), generally, may exercise Redemption Rights (as herein defined) for up to 50% of its OP Units beginning one year after transfer of their property to the Operating Partnership and the remaining 50% beginning two years after completion of such transfer for shares of Common Stock on a one-for-one basis or for cash at the election of the Company.

         The current relationship among GTA, its subsidiaries, the Operating Partnership (including its wholly-owned affiliate), the limited partners (including many Prior Owners and the Westin Innisbrook Resort Owner) and the Operators is described in the following chart:

                             ---------------------------
                             Golf Trust of America, Inc
                                   100% Ownership
                             ---------------------------

----------------------------------------      ----------------------------------
             GTA GP, Inc.                                 GTA LP, Inc.
General Partnership with a 0.2% Interest      58.7% Limited Partnership Interest
----------------------------------------      ----------------------------------

                            -------------------------------
-----------------------     Golf Trust of America, L.P. and
Prior Owners, Operators              subsidiaries
    & Management                   45 Golf Courses
-----------------------      (the "Operating Partnership")
                            -------------------------------

                                       --------
                                        Lessees
                                       --------

         RECENT DEVELOPMENTS

         Since March 31, 1998, the filing date of the company's annual report on Form 10-K for the year ended December 31, 1997, the following developments have occurred:


         ACQUISITIONS

The following is a summary of the acquisitions in 1998:

                                                                                                      INITIAL
   ACQUISITION                                                                                       INVESTMENT
       DATE                            COURSE NAME                              LOCATION           (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
    1/2/98         Bonaventure- Green Monster and The Resort Course     Fort Lauderdale, FL        $    24,500
   1/16/98         Mystic Creek Golf Club & Banquet Center              Dearborn, MI                    10,000
    2/1/98         Emerald Dunes Golf Course                            West Palm Beach, FL             22,400
    3/6/98         Sandpiper Golf Course (i)                            Santa Barbara, CA               36,500
    3/9/98         Persimmon Ridge Country Club                         Louisville, KY                   7,500
   5/22/98         Eagle Ridge Inn & Resort                             Galena, IL                      47,000
   5/28/98         Tierra Del Sol Golf Course                           Albuquerque, NM                  3,600
   6/22/98         Silverthorn Country Club                             Brooksville, FL                  4,700
   7/10/98         Polo Trace Golf and Country Club                     Delray Beach, FL                12,300
   7/17/98         Ohio Prestwick Country Club                          Akron, OH                        6,400
   8/28/98         Osage National Golf Course                           Lake of the Ozarks, MO          11,200
   9/15/98         Sweetwater Country Club                              Orlando, FL                      5,000
   9/15/98         Wekiva Golf Club                                     Orlando, FL                      6,500
   9/18/98         Cypress Creek Country Club                           Boynton Beach, FL                4,200
  10/13/98         Cooks Creek Golf Course                              Ashville, OH                     6,100
  12/14/98         Brentwood Country Club                               White Lake, MI                   7,000
  12/22/98         Palm Desert Country Club                             Palm Desert, CA                  5,800
                                                                                                  -------------
                                                                                                   $   220,700
                                                                                                  -------------
                                                                                                  -------------

                   (i) Includes adjacent development site of 14 acres



         For the year ended December 31, 1998 the Company has purchased 22 golf courses for an aggregate initial investment of approximately $185.7 million in cash and repayment of indebtedness, deferred payments of $2.3 million, the acquisition of properties subject to liens of $18.0 million and the issuance of $14.7 million in OP Units (approximately 524,000 OP Units).

         LETTERS OF INTENT

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

         CREDIT FACILITY

         The Company intends to draw upon the Credit Facility, or any successor credit facility, to fund future acquisitions of additional golf courses. There can be no assurance, however, that the Company will close any future acquisitions or that the Company will continue to have access to sufficient debt and equity financing to allow it successfully to pursue its acquisition strategy.


         LOANS TO OFFICERS

         On September 19, 1997, the Company issued 70,000 restricted common shares for $.01 when the market price was $26.1875 to officers of the Company under the 1997 Stock-Based Incentive Plan. On January 1, 1998, the Company issued an additional 20,939 restricted common shares for $.01 when the market price was $29.00 to officers of the Company under the 1997 Stock-Based Incentive Plan. Subsequent to these issuances, loans of approximately $772,000, secured by OP Units and common stock, with interest rates of 4.4 to 6.0 percent were made to officers of the Company for the payment of related taxes.

         The Company has agreed to make additional loans of $2.0 million to the Company's executive officers, the proceeds of which (i) must be used (at least sixty percent in total) for the purchase of Company stock on the open market and
(ii) the remainder to be used for taxes. Loans of $1,121,000 have been made to officers of the Company to purchase stock on the open market. These loans are collateralized by the shares purchased, bear interest at 4.51% and are due at the earlier time of sale greater than $25 per share, within 270 days of employee termination or 5 years.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's principal business strategy is to acquire upscale golf courses and thereafter lease the golf courses to qualified third party operators, including affiliates of sellers. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

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

         The Company believes that its investments are consistent with its goal of becoming a leading owner of, and participating in increased revenue from, nationally or regionally recognized upscale golf courses. The Golf Courses include a number of nationally recognized golf courses. Including Legends of Stonehouse and Royal New Kent, each of which was named the "Best New Upscale Course" by GOLF DIGEST in 1996 and 1997, respectively, and Oyster Bay Golf Links, which was named Best New Resort Course in the United States in 1983 by GOLF DIGEST. The Copperhead Course at the Westin Innisbrook Resort was ranked 43rd and the Emerald Dunes Golf Course ("Emerald Dunes") was ranked 63rd in the 1996 survey by GOLF MAGAZINE of the "Top 100 Courses You Can Play." The Island Course at the Westin Innisbrook Resort was ranked as one of the "Top 75 Resort Courses" by GOLF DIGEST in 1992. Heritage Golf Club was ranked in the Top 50 Public Golf Courses by GOLF DIGEST and Sandpiper Golf Course was included in the "Top 75 Upscale Golf Courses" in the United States by GOLF DIGEST. The General Course at the Eagle Ridge Inn and Resort was rated in the "Top 10 Best New Upscale Public Course" by GOLF DIGEST in 1997. See "The Golf Courses." The Company believes that the quality of the Golf Courses is further reflected in the average green fees at the Golf Courses, which significantly exceed national industry averages.

         When the Company acquires a golf course, the course is either leased back to its prior owner or leased to another qualified operator. Under the Company's standard Participating Lease, the Company receives fixed Base Rent and Participating Rent based on increases in Gross Golf Revenues (as herein defined) if any, at such Golf Course. Each Lessee joins the Company's Lessee Advisory Association ("Advisory Association"), which provides marketing information and opportunities as well as potential economic benefits to the Lessees, such as bulk purchasing power for certain golf course supplies and equipment.

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

         To fund acquisitions, the Company has access to a variety of debt and equity financing sources, including the Credit Facility and the ability to issue OP Units.

         Described below are the Company's (i) investment criteria, (ii) acquisition strategy and (iii) internal growth strategy.

         (i)      INVESTMENT CRITERIA

         The Company intends to concentrate its investment activities on golf courses, including multi-course portfolios, available at attractive prices that meet one or more of the following criteria:

          - upscale daily fee courses that target avid golfers, who the Company believes are generally willing to pay the higher green fees associated with upscale golf courses;

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

         (ii)     ACQUISITION STRATEGY

         The Company believes it has a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchase, because of:

          - management's substantial industry knowledge, experience and relationships within the golf community,

          - the Company's ability to issue OP Units to golf course owners on a tax-deferred basis,

          - the Company's utilization of the multiple independent lessee structure, and

          - the Company's strategic alliances with prominent golf course operators.

Besides acquiring new courses, the Company may also acquire expansion facilities at its existing courses.

         MANAGEMENT'S KNOWLEDGE, EXPERIENCE AND RELATIONSHIPS

Prior to joining the Company as its President, Chairman and Chief Executive Officer, W. Bradley Blair, II served as Executive Vice President, Chief Operating Officer and General Counsel of Legends Group, Ltd., a leading golf course owner, developer and operator in the southeast and Mid-Atlantic regions of the United States. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. Prior to joining the Legends Group Ltd., Mr. Blair had extensive experience in the acquisition, disposition, development and financing of golf courses and golf course development in his role as Managing Partner of Blair, Conaway, Bograd and Martin, PA, attorneys at law. Prior to the IPO, David Dick Joseph, the Company's Executive Vice President, worked with the Inland Group, Inc. as a consultant specializing in real estate investment banking and golf course finance. From 1983 to 1992 Mr. Joseph served as Vice President of Development and Asset/Portfolio Management for Thoner & Birmingham Development Corporation, a golf and country club community developer. Prior to joining the Company as Chief Financial Officer, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, from 1992 through 1996, where he participated in the management of a 4,000 acre real estate portfolio of residential, commercial and country club properties focusing on master-planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc; and during 1990 and 1991 lectured on Real Estate Finance and Asset Management at California State University at Bakersfield. Larry D. Young, a director of the Company, is the founder of Legends Golf. Mr. Young has been involved in the golf business for more than 25 years and has developed 10 golf courses during that time, four of which were rated the best new course in their respective category in the year developed by GOLF DIGEST.

         ISSUANCE OF OP UNITS

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

         MULTIPLE INDEPENDENT LESSEE STRUCTURE

         The Company believes many golf course owners are single-business entrepreneurs who could benefit from diversification but desire to remain involved in the day-to-day operation of their courses. The Company believes such golf course owners will continue to be attracted to the Company's multiple independent lessee structure, in which the Company acquires a course and then leases it back to an affiliate of the seller. Such structure satisfies the owner's desire to remain involved in the day-to-day operation of his course, while also satisfying his desire to obtain liquidity. Specifically the structure offers prospective sellers:

          - the ability to retain control over the operations of the golf course by leasing it back;

          - the tax deferral and increased liquidity associated with owning OP Units;

          - the ability to obtain additional OP Units through the Lessee Performance Option (as described below);

          - the marketing and purchasing economies of scale gained from participation in the Lessee Advisory Association; and

          - the ability to diversify the seller's investment by participating as an equity owner in the Company's portfolio of golf courses.

         RELATIONSHIPS WITH STRATEGIC PARTNERS

The following table is a summary of the current golf course management and development operations of the Company's current lessees/golf operators:


---------------------------------------------------------------------------------------------------------
                                                                                       GTA AND NON-GTA
                                                                                        COURSES UNDER
                                                           GTA COURSES UNDER             MANAGEMENT/
                                                               MANAGEMENT                DEVELOPMENT(1)
GOLF LESSEES/OPERATORS                                         (18-HOLE             (18-HOLE EQUIVALENTS)
                                                             EQUIVALENTS)
---------------------------------------------------------------------------------------------------------
Troon Golf                                                        8.5                          38.0
Legends Group                                                     7.0                           8.0
Granite Golf Group                                                4.5                          30.0
Emerald Dunes Golf Group                                          5.0                           5.0
John Rainieri and Cook/Rainieri Management                        3.0                           3.0
Total Golf                                                        2.5                           7.0
Crescent Company                                                  2.0                           3.0
Stonehenge Golf Development                                       2.0                           2.0
Diamond Players Club                                              2.0                           4.0
Northgate Forest                                                  1.5                           1.5
Osage Golf Properties                                             1.5                           1.5
Palm Desert Country Club                                          1.5                           1.5
Craft Farms                                                       1.0                           3.0
Environmental Golf                                                1.0                           5.0
Golf Classic Resorts                                              1.0                           1.0
Properties of the Country                                         1.0                           1.0
---------------------------------------------------------------------------------------------------------
TOTAL 18-HOLE EQUIVALENTS                                         45                          114.5
---------------------------------------------------------------------------------------------------------


-----------------------------
RESORT/HOTEL OPERATORS
-----------------------------
Westin Hotels
Starwood Hotels and Resorts
-----------------------------

            (1) GTA has no rights or interest in any non-GTA courses

         EXPANSIONS, IMPROVEMENTS AND WORKING CAPITAL LINES

         Under certain circumstances, the Company agrees to make funds available to the Lessees to fund significant capital improvements, to expand the existing golf facilities and in limited circumstances to provide working capital. When significant capital improvements are funded, the underlying Base Rent and Base Interest is increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement.

         (iii)    INTERNAL GROWTH

         In addition to acquiring new golf courses and new participating interests, the Company seeks to increase revenue from its current assets through internal growth.

         Based on the experience of its management, the Company believes the Golf Courses offer opportunities for revenue growth through effective marketing and efficient operations. The Participating Leases and the Participating Mortgage have been structured to provide the operators with incentives to manage and maintain the Golf Courses in a manner designed to increase revenue and, as a result, increase payments to the Company under the Participating Leases and the Participating Mortgage. The Company believes that management of the Lessees, including Troon Golf and Granite Golf, each of which manages at least 30 golf courses, have demonstrated expertise in the operation of the Golf Courses and that the Golf Courses are positioned to benefit from favorable trends in the golf industry. In 1997, the last year for which results are available, the number of rounds played in the United States increased 15% to 547 million.

         EXPANSIONS, IMPROVEMENTS AND WORKING CAPITAL LINES

         Under certain circumstances, the Company agrees to make funds available to the Lessees to fund significant capital improvements, to expand the existing golf facilities and in limited circumstances to provide working capital. When significant capital improvements are funded, the underlying Base Rent and Base Interest is increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement.

         PARTICIPATING LEASES

         The Participating Leases generally provide that for any year the Company will receive with respect to each leased Golf Course, the greater of (a) Base Rent (as adjusted by the Base Rent Escalator described below) or (b) Participating Rent. Participating Rent is generally established to be an amount equal to the original (unescalated) Base Rent plus 33 1/3% of the difference between that year's Gross Golf Revenue and Gross Golf Revenue at the Golf Course in the year prior to the course's acquisition, as adjusted in determining the original Base Rent. Base Rent under each Participating Lease generally increases annually by the lesser of (i) 3% or (ii) a multiple of the change in the Consumer Price Index ("CPI") for the prior year (the "Base Rent Escalator") during each of the first five years of the Participating Lease and, if the Lessee Performance Option is exercised, for an additional five years thereafter. Annual increases in Lease Payments are generally limited to 5% to 7% during the first five years of the lease terms.

         "Gross Golf Revenue" is generally defined as all revenues from a Golf Course including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue. In certain circumstances, the Company participates in food and beverage revenue and merchandise revenue.

         PARTICIPATING MORTGAGE

         On June 23, 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC, and agreed to fund an additional $9 million. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. The additional collateral includes, cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which may be released upon the achievement of certain performance levels. The operator of the resort, Westin, has guaranteed up to $2.5 million of debt service for each of the first five years. The additional $9 million loan was used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

         The loan term is 30 years, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

         LESSEE PERFORMANCE OPTION

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

         PERFORMANCE OPTION FOR THE PARTICIPATING MORTGAGE

         The structure of the Performance Option for the Participating Mortgage is similar to the Performance Option for the Participating Leases. Under the Performance Option for the Participating Mortgage, during years three and five of the Participating Mortgage, the Westin Innisbrook Resort Owner, subject to certain qualifications and restrictions, may elect one time to require the Company to make an additional advance under the Participating Mortgage and the Westin Innisbrook Resort Owner will be required to purchase additional OP Units with that advance. The Performance Option for the Participating Mortgage may be exercised only if the current-year net operating income of the Westin Innisbrook Resort, inclusive of a capital replacement reserve, but exclusive of certain management fees paid to Westin, exceeds 113.5% of such operator's Participating Mortgage obligation after taking into account the increased amount of Base Interest. If the Performance Advance is made, interest on the Performance Advance will be calculated to be accretive to the Company's Funds From Operations on a per share basis. Following exercise of the Performance Option for the Participating Mortgage, the adjusted Base Interest will be increased by 3% per year for five years. The Westin Innisbrook Resort Owner's ability to exercise the Performance Option will depend on future operating results and therefore cannot be determined in advance.

         EMPLOYEES

          The Company is self-administered and has 15 full-time employees, seven of whom are devoted primarily to acquisitions.

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

         Based on the results of the Phase I environmental audits, the Company is not aware of any existing environmental liabilities that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any condition which would create such a liability. No assurance, however, can be given that these reports reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to the Company or the independent consultant, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability. The Participating Leases provide that the Lessees will indemnify the Company for certain potential environmental liabilities at the Golf Courses.

         At Bonaventure Country Club, there was remediation work performed respecting maintenance and facilities operations, including the construction of a new maintenance area to remedy prior practices that resulted in low level soil contamination at the property. In addition, underground storage tanks at the property, which have subsequently been abandoned, have leaked, resulting in localized soil contamination. The Company believes that the completed remedial work and soil contamination will not have a material adverse effect on the operation of the Company.

         In addition, a significant portion of the Sandpiper Golf Course was previously an operating oil field and there is significant residual oil contamination on the property. In connection with the acquisition of the property, the Company obtained an indemnification from Atlantic Richfield Company ("ARCO") in a form and in an amount that the Company believes is adequate to protect the Company from liability for such contamination. Certain circumstances may require ARCO to enter the property and perform remediation actions.

         TAX STATUS

         The Company has elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

         GOVERNMENT REGULATION

         The Golf Courses are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires public facilities such as clubhouses and recreation areas are made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the Golf Courses.

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

         COMPETITION

         The Golf Courses are, and any additional golf courses and related facilities acquired by the Company will be, subject to competition for players and members from other golf courses located in the same geographic areas. Changes in the number and quality of golf courses in a particular area could have a material effect on the revenues of the Golf Courses. In addition, the Company will be subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf courses, including other golf course acquisition companies. See "The Golf Industry--Competitive Conditions" below.

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

         Golf course ownership in the United States is highly fragmented. There are approximately 15,000 golf courses (approximately 13,000 eighteen-hole equivalents) in the United States that are owned by approximately 13,000 different entities. There are relatively few owners of more than one course. The Company believes that the 15 largest golf course owners in the United States collectively own fewer than 5% of the total number of golf courses and that fewer than 10 golf course owners own more than 10 golf courses. The Company believes that this fragmented ownership provides it with an excellent opportunity for consolidation of the ownership of upscale golf courses.

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

         Largely in response to the popularity of golf, the construction of golf courses in the United States has increased significantly in recent years. Since 1987, an average of approximately 280 new golf courses were opened each year, with a high of 448 new golf course openings in 1998.

         In 1998, the majority of golf courses in planning, under construction or completed were daily fee facilities, while nearly a third of completed courses were associated with real estate. For 1999, it is estimated that over 500 new courses will open, an all time high.

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

         The Company believes the game of golf has exhibited strong growth in popularity in the past 5 years as illustrated below:

                                                  1993        1997      % Change
                                                  ----        ----      --------
                                                     (millions)
Number of Golfers . . . . . . . . . . .          24.6        26.5        10.1%
Rounds Played . . . . . . . . . . . . . .         499         548         2.4%

         According to current participation rates, it is expected that the number of golfers will increase nearly 1% each year for the next 12 years.

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

         SEASONALITY

         The golf industry is seasonal in nature because of weather conditions and the fewer available tee times during the rainy season and the winter months. Each of the Lessees operating a daily fee course may vary green fees based on changes in demand. The Company does not expect seasonal fluctuations in Lessee revenues to have a significant impact on the Company's operating results. The Company's Leases require Base Rent to be paid ratably throughout the year.

(d)      FOREIGN OPERATIONS

         The Company does not engage in any foreign operations or derive any revenue directly from foreign sources.

ITEM 2.  PROPERTIES

         The Company believes its investments are consistent with its goal of becoming a leading owner of, and participating in increased revenue from, nationally or regionally recognized upscale golf courses. The Golf Courses include a number of nationally recognized golf courses.

         The Golf Courses include 23 upscale Daily Fee courses, 13.5 Resort Courses and 8.5 Private Country Clubs. "Daily Fee" courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. "Resort Courses" are Daily Fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. The Company considers its Daily Fee and Resort Courses to be high-end golf courses because of the quality and maintenance of each golf course. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

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

         Five of the Golf Courses are located in the Myrtle Beach, South Carolina vicinity, a popular year-round golf destination area. Myrtle Beach is considered one of the nation's premier golf resort locations with nearly 100 golf courses and approximately 3.9 million rounds played in 1996, according to the MYRTLE BEACH GOLF HOLIDAY-TM-. In addition to golf courses, Myrtle Beach offers a mix of entertainment, shopping and dining, as well as proximity to beaches. All of the Golf Courses located in the Myrtle Beach vicinity were developed and contributed to the Company by Legends Golf, a leading golf course owner, developer and operator in the Southeast and Mid-Atlantic regions of the United States.

         Five of the Golf Courses are located near Tampa, Florida. Of these, four are located at the Westin Innisbrook Resort, a destination golf resort that includes one of the largest hotel and conference facilities in the state. The fifth course, Lost Oaks of Innisbrook, is located near the Westin Innisbrook Resort, and all five courses are near the Gulf of Mexico. Additionally, the courses benefit from the millions of tourists annually that visit Disney World-TM-, Busch Gardens-TM- and other regional recreational attractions.

         The Company owns a fee simple interest in each of the Golf Courses with the exception of Oyster Bay and Mystic Creek, which are subject to long-term ground leases, and the four Golf Courses at the Westin Innisbrook Resort, where the Company holds a first lien on the Golf Courses and all of the related facilities (other than the separately-owned condominium units comprising the hotel). The Company additionally holds an option to purchase the Westin

Innisbrook Resort and such facilities at the expiration of the Participating Mortgage for the lesser of its fair market value or a pre-determined number of shares of Common Stock.

         Certain information regarding each of the Golf Courses owned by or in which the Company has an interest as of December 31, 1998, is set forth on the following pages:

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

                                                                 NO. OF
COURSE NAME                            CITY AND STATE             HOLES        YARDAGE          YEAR OPENED
-------------------------------------- ------------------------ ----------- -------------- -----------------------
Legends Resort
  Heathland  . . . . . . . . . . . .   Myrtle Beach, SC             18          6,785               1990
  Parkland . . . . . . . . . . . . .   Myrtle Beach, SC             18          7,170               1992
  Moorland . . . . . . . . . . . . .   Myrtle Beach, SC             18          6,799               1990
Heritage Golf Club . . . . . . . . .   Pawleys Island, SC           18          7,040               1986
Oyster Bay . . . . . . . . . . . . .   Sunset Beach, NC             18          6,685               1983
Woodlands  . . . . . . . . . . . . .   Gulf Shores, AL              18          6,584               1994
Westin Innisbrook Resort
  Copperhead Course  . . . . . . . .   Palm Harbor, FL              18          7,087               1972
  Island Course  . . . . . . . . . .   Palm Harbor, FL              18          6,999               1970
  Eagle's Watch  . . . . . . . . . .   Palm Harbor, FL              18          6,245               1971
  Hawk's Run . . . . . . . . . . . .   Palm Harbor, FL              18          6,245               1971
Lost Oaks of Innisbrook  . . . . . .   Palm Harbor, FL              18          6,450               1977
Eagle Ridge Inn and Resort
  The General  . . . . . . . . . . .   Galena, IL                   18          6,820               1997
  North Course . . . . . . . . . . .   Galena, IL                   18          6,836               1977
  South Course . . . . . . . . . . .   Galena, IL                   18          6,762               1984
  East Course  . . . . . . . . . . .   Galena, IL                   9           2,648               1991

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

                                                                                   NO. OF                           YEAR
COURSE NAME                                             CITY AND STATE              HOLES         YARDAGE          OPENED
------------------------------------------------ ------------------------------ --------------- ------------- -----------------
Royal New Kent . . . . . . . . . . . . . .       Williamsburg, VA                     18           7,291            1996
Legends of Stonehouse  . . . . . . . . . .       Williamsburg, VA                     18           6,963            1996
Olde Atlanta . . . . . . . . . . . . . . .       Atlanta, GA                          18           6,789            1993
Tiburon. . . . . . . . . . . . . . . . . .       Omaha, NE                            27           7,005            1989
Raintree . . . . . . . . . . . . . . . . .       Akron, OH                            18           6,886            1992
Eagle Watch  . . . . . . . . . . . . . . .       Atlanta, GA                          18           6,896            1989
Black Bear Golf Club . . . . . . . . . . .       Orlando, FL                          18           7,002            1995
Bonaventure - Green Monster. . . . . . . .       Ft. Lauderdale, FL                   18           7,011            1970
Bonaventure - The Resort Course. . . . . .       Ft. Lauderdale, FL                   18           6,189            1978
Mystic Creek . . . . . . . . . . . . . . .       Dearborn, MI                         27           6,802            1996
Emerald Dunes Golf Course. . . . . . . . .       West Palm Beach, FL                  18           7,006            1990
Sandpiper Golf Course. . . . . . . . . . .       Santa Barbara, CA                    18           7,068            1972
Tierra Del Sol . . . . . . . . . . . . . .       Albuquerque, NM                      18           6,351            1982
Links at Polo Trace. . . . . . . . . . . .       Delray Beach, FL                     18           7,100            1989
Osage National . . . . . . . . . . . . . .       Lake of the Ozarks, MO               27           7,150            1992
Wekiva Golf Club . . . . . . . . . . . . .       Orlando, FL                          18           6,640            1975
Cypress Creek. . . . . . . . . . . . . . .       Boynton Beach, FL                    18           6,808            1964
Cooks Creek. . . . . . . . . . . . . . . .       Ashville, OH                         18           7,000            1983
Brentwood. . . . . . . . . . . . . . . . .       White Lake, MI                       18           6,262            1995
Palm Desert. . . . . . . . . . . . . . . .       Palm Desert, CA                      27           6,678            1957

         PRIVATE CLUB COURSES

         Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates.

         Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses, because the receipt of membership dues generally is independent of the level of course utilization.

                                                                       NO. OF                          YEAR
               COURSE NAME                     CITY AND STATE          HOLES          YARDAGE         OPENED
------------------------------------------- ---------------------- --------------- -------------- ---------------
Northgate Country Club. . . . . . . . .     Houston, TX                27(1)           6,540           1984
Club of the Country . . . . . . . . . .     Kansas City, KS              18            6,357           1979
Stonehenge Golf
            Wildewood Country Club          Columbia, SC                 18            6,751           1974
            Woodcreek Farms                 Columbia, SC                 18            7,002           1997
Persimmon Ridge Country Club. . . . . .     Louisville, KY               18            7,129           1989
Silverthorn Country Club. . . . . . . .     Brooksville, FL              18            6,827           1994
Ohio Prestwick Country Club . . . . . .     Akron, OH                    18            7,066           1972
Sweetwater Country Club . . . . . . . .     Orlando, FL                  18            6,300           1980

(1) The Company recently acquired an additional nine holes at this facility which were recently constructed and just opened by the original developer.

         THE PARTICIPATING LEASES

THE FOLLOWING SUMMARY OF THE PARTICIPATING LEASES IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICIPATING LEASES, A FORM OF WHICH WAS PREVIOUSLY FILED. THE FOLLOWING DESCRIPTION OF THE PARTICIPATING LEASES DOES NOT PURPORT TO BE COMPLETE BUT CONTAINS A SUMMARY OF THE MATERIAL PROVISIONS THEREOF. PURSUANT TO THE COMPANY'S MULTIPLE INDEPENDENT LESSEE STRUCTURE, LEASES ARE INDIVIDUALLY NEGOTIATED AND CONSEQUENTLY VARY FROM ONE ANOTHER, AT TIMES IN MATERIAL WAYS.

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

         LEASE TERM

         Each Participating Lease was entered into upon the conveyance to the Company of the underlying Golf Course. Generally, the Company's interest in each leased Golf Course includes the land, buildings and improvements, maintenance equipment, related easements and rights, and fixtures (collectively, the "Leased Property"). Each Leased Property is leased to the respective Lessee under a Participating Lease which, generally, has a primary term of 10 years (the "Fixed Term"). In addition, each Lessee generally has an option to extend the term of its Participating Lease for up to six terms of five years each (the "Extended Terms") subject to earlier termination upon the occurrence of certain contingencies described in the Participating Lease.

         In addition, at the expiration of the Fixed Term and the Extended Terms, the Lessee will generally have a right of first offer to continue to lease the Golf Course on the terms and conditions pursuant to which the Company intends to lease the Golf Course to a third party.

         USE OF THE GOLF COURSES

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

         BASE RENT; PARTICIPATING RENT

         The Participating Leases provide for the Company to receive, with respect to each Golf Course, the greater of Base Rent or an amount equal to Participating Rent plus the initial Base Rent payable under each Participating Lease. Participating Rent is generally equal to 33 1/3% of any increase in Gross Golf Revenue over Gross Golf Revenue for the base year, as adjusted in determining the initial Base Rent, which base year will be reset to the year immediately preceding the date on which the Prior Owner exercises the Lessee Performance Option, if applicable. Base Rent will generally be increased annually by the Base Rent Escalator (generally, the lesser of (i) 3% or (ii) a multiple of the change in CPI for the prior year) during the first five years of each Participating Lease term and, if the Lessee Performance Option is exercised, an additional five years thereafter from the date of exercise. Annual increases in Lease Payments are generally limited to 5% - 7% during the first five years of the initial lease terms. "Gross Golf Revenue" generally is defined as all revenues from a Golf Course including green fees, golf cart rentals, range fees, membership dues, membership initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue. In certain circumstances, the Company participates in food and beverage and merchandise revenue. Base Rent is required to be paid in twelve equal monthly installments in arrears on the first day of each calendar month. Participating Rent is payable quarterly in arrears.

         TRIPLE NET LEASES

         The Participating Leases are structured as triple net leases under which each Lessee is required to pay all real estate and personal property taxes, insurance, utilities and services, golf course maintenance and other operating expenses.

         SECURITY DEPOSIT

         As security for its affiliated Lessee's obligations under its Participating Leases, each prior owner of each Golf Course generally is obligated to pledge OP Units (or cash or other collateral acceptable to the Company) with a value initially up to 15% of the purchase price for the applicable Golf Course. The security deposit generally will not be released for two years. Beginning in the third year and any time thereafter, one-third of pledged collateral will be released if the net operating income to lease payment coverage ratio (the "Coverage Ratio") of the Lessee for the two prior fiscal years equals or exceeds 120%, 130% and 140%, respectively. If the Coverage Ratio falls below 120% at any time following the release of pledged collateral, then the Lessee shall be required to retain and not distribute profits until such time as the Lessee has retained cash equal to at least six-months of then-current Base Rent. In addition, the Participating Leases with the Legends Lessees are cross-collateralized and cross-defaulted.

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

         In instances where the Golf Course is not leased to a prior owner, the security deposit provided to the Company varies, and is generally less than where a Golf Course is leased back to its Prior Owner and the Company seeks to cross-collateralize any security deposits otherwise provided by such Lessee or its affiliates to the Company.

         ADVISORY ASSOCIATION

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

         MAINTENANCE AND MODIFICATIONS

         Each Lessee, at its sole cost and expense, is required, to maintain and operate its respective Leased Property in good order, repair and appearance and to make such interior and exterior, structural and non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs as are necessary and appropriate to keep such Leased Property in good order, repair and appearance. Each Lessee also must maintain each Golf Course it leases in substantially the same condition it was in at the commencement of the Participating Lease and otherwise in a condition comparable to other comparable golf courses in its vicinity. If the Company, in consultation with the Advisory Association, determines that a Lessee has failed to comply with its maintenance and operation obligations, then the Company shall provide a written list to the Lessee of remedial work and/or steps to be performed. If the Lessee disputes the Company's assertions, then the matter shall be handled by a committee composed of members of the Advisory Association and representatives of the Company.

         The Company has generally established and will maintain, through the payment of additional rent, with respect to each Golf Course, a capital replacement reserve (a "Capital Replacement Fund") in an amount equal to between 2% and 5% of Gross Golf Revenue at such Golf Course, depending on certain factors, including the condition of the structures and the age and condition of the Golf Course. The Company and each Lessee will agree on the use of funds in these reserves and the Company has the right to approve each Lessee's annual and long-term capital expenditure budgets. Funds in the Capital Replacement Fund shall be paid to a Lessee to reimburse such Lessee for expenditures made in connection with approved capital replacements. The Lessees generally are obligated to increase their lease payment each year in an amount equal to the increase in the Capital Replacement Fund from the prior year. Amounts in the Capital Replacement Fund will be deemed to accrue interest at a money market rate. Generally, any amounts in the Capital Replacement Fund at the expiration of the applicable Participating Lease will be retained by the Company, with limited exceptions.

         Except for its obligation to fund the Capital Replacement Fund and except for certain improvements, the Company is not required to build or rebuild any improvements on any Leased Property, or to make any repairs, replacements, alterations, restorations or renewals of any nature or description to any Leased Property, whether ordinary or extraordinary, structural or non-structural, foreseen or unforeseen, or to make any expenditure whatsoever with respect thereto, in connection with any Participating Lease, or to maintain any Leased Property in any way. In the event that the Company elects to fund additional capital improvements on a Golf Course, the Company generally will condition such election on an increase in minimum rent under the Participating Lease with respect to such Golf Course to reflect such expenditures.

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

         INSURANCE

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

         ASSIGNMENT AND SUBLETTING

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

         COMPANY'S RIGHT OF FIRST OFFER

         In the event a Lessee desires to sell its interest in its Participating Lease to an unaffiliated third party, it must first offer the Company or its designee the right to purchase such interest. The Lessee must give the Company written notice of its intent to sell, which shall indicate the terms and conditions upon which such Lessee intends to sell its interest in the Participating Lease. The Company or its designee shall thereafter generally have a period of 60 days to elect to purchase the leasehold interest on the terms and conditions at which such Lessee proposes to sell its interest. If the Company or its designee elects not to purchase the interest of the Lessee, then such Lessee shall be free to sell its interest to a third party, subject to the Company's approval as described above (see "-- Assignment and Subletting"). However, if the terms on which the Lessee intends to sell its interest are reduced by 5% or more, then such Lessee generally shall again offer the Company the right to acquire its interest, provided the Company shall have only 15 days to accept such offer.

         LESSEE'S RIGHT OF FIRST OFFER

         The Company may sell a Golf Course, but must first offer the Lessee of such course the right to purchase the Golf Course. The Company must give the relevant Lessee written notice of its intent to sell, which shall indicate the terms and conditions upon which the Company intends to sell such Golf Course. Such Lessee shall thereafter generally have a period of 60 days to elect to purchase the Golf Course on the terms and conditions at which the Company proposes to sell the Golf Course. If such Lessee elects not to purchase the Golf Course, then the Company shall be free to sell the Golf Course to a third party. However, if the price at which the Company intends to sell the Golf Course is reduced by 5% or more from the price offered to the Lessee, then generally the Company again shall offer such Lessee the right to acquire the Golf Course at the reduced price provided that such Lessee shall have only 15 days to accept such offer.

         DAMAGE TO, OR CONDEMNATION OF, A LEASED PROPERTY

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

         INDEMNIFICATION GENERALLY

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

          EVENTS OF DEFAULT

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

         If an Event of Default occurs and is continuing under a Participating Lessee then upon not less than 10 days notice (only if required by the Participating Lease) of such termination and upon the expiration of such time, the Fixed or Extended Term, as the case may be, will terminate and all rights of the Lessee under the Participating Lease shall cease.

         GOVERNING LAW

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

         No matters were submitted to the shareholders in the fourth quarter of 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's sole class of common stock is traded on the NASDAQ American Stock Exchange (the "AMEX").

         The following table sets forth for periods shown the high and low sales price for the Company's Common Stock on AMEX and distributions declared for the quarter.

-----------------------------------------------------------
                        HIGH       LOW      DISTRIBUTION
-----------------------------------------------------------
1998
First Quarter          32 3/8     27 5/8       $ 0.41
Second Quarter         35 1/8     30 1/4       $ 0.44
Third Quarter          35 1/2       26         $ 0.44
Fourth Quarter        29 9/16       24         $ 0.44
-----------------------------------------------------------

-----------------------------------------------------------
                        HIGH       LOW      DISTRIBUTION
-----------------------------------------------------------
1997
First Quarter          26 1/8      22 3/4      $ 0.21
Second Quarter         28 3/4      23 5/8      $ 0.41
Third Quarter         28 11/16      26         $ 0.41
Fourth Quarter         29 3/8      25 1/4      $ 0.41
-----------------------------------------------------------

         SHAREHOLDER INFORMATION

         As of March 26, 1999, the number of holders of record of Common Stock of the Company was approximately 100 and there were 7,682,956 shares outstanding. On that date a total of 12,961,894 OP Units were held by 26 entities, excluding the Company's two subsidiaries.

         DIVIDENDS

         The Company intends to continue to make regular quarterly distributions to its stockholders. The Board of Directors, in its sole discretion, will determine the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. The Company's distributions, for the year ended December 31, 1998, was $2.14 per share of Common Stock. For the period ended December 31, 1998, and including payments made for fourth quarter, the distributions represent 75% of cash available for distribution. Holders of OP Units will receive distributions on a per unit basis equal to the per share distributions to owners of Common Stock, except that OP Units issued since the prior record date to partners other that GTA GP or GTA LP will receive a pro rata distribution based on duration of ownership.

         The Company's actual cash available for distribution will be affected by a number of factors, including Gross Golf Revenues generated at the Golf Courses. The Company anticipates that cash available for distribution will exceed earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current or accumulated earnings and profits for federal income tax purposes, other than capital gain dividends, will be taxable to stockholders as ordinary dividend income. Any dividends designated by the Company, as capital gain dividends generally will give rise to capital gain for stockholders. Distributions in excess of the Company's current or accumulated earnings and profits generally will be treated as a non-taxable reduction of a stockholder's basis in the Common Stock to the extent thereof, and thereafter as capital gain. Distributions treated as non-taxable reduction in basis will have the effect of deferring taxation until the sale of a stockholder's Common Stock or future distributions in excess of the stockholder's basis in the Common Stock. Based upon the total estimated cash available for distribution, the Company estimates that 75% of the Company's expected annual distribution would represent a return of capital for federal income tax purposes. If actual cash available for distribution or taxable income vary from these amounts, or if the Company is not treated as the owner of one or more of the Initial Courses, the percentage of distributions which represents a return of capital may be materially different.

         In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its taxable income (excluding net capital gains). Based on the Company's results of operations for year ended December 31, 1998, the Company was required to distribute approximately $ million in order to maintain its status as a REIT. Under certain circumstances, the Company may be required to make distributions in excess of cash available in order to meet such distribution requirements.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         On December 14, 1998, the Operating Partnership issued 24,482 OP Units to the prior owner of Brentwood Golf and Country Club for its interest in Brentwood Golf and Country Club. On December 22, 1998, the Operating Partnership issued 32,986 OP Units to the prior owner of Palm Desert Golf Course as partial consideration for its interest in the Palm Desert Golf Course. OP Units may generally be redeemed by their holder one-year after issuance for cash or, at the option of the Company, shares of Common Stock on a one-for-one basis. This issuance was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth unaudited selected consolidated actual and pro forma financial information for the Company. The pro forma year ended December 31, 1997 is based on actual results of operations for February 12 through December 31, 1997 and pro forma results of operations for January 1 through February 11, 1997. The pro forma operating information for is presented as if the transactions completed at the IPO had occurred as of January 1, 1997.

                                                  SELECTED FINANCIAL DATA
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              For the period
                                   from           For the year        For the year
                              February 12 to        ended                ended
                            December 31, 1997   December 31, 1997   December 31, 1998
                            -----------------   -----------------   -----------------
                                                   (Pro forma)
                                                   (Unaudited)
  Rent from affiliates          $10,802             $12,240              $12,365
  Rent                          $ 3,607             $ 3,912              $23,097
  Mortgage interest             $ 4,318             $ 4,318              $ 8,922
  ------------------------- ------------------- ------------------ --------------------
                                $18,727             $20,470              $44,384

  Depreciation and              $ 3,173             $ 3,621              $11,667
  amortization
  General and                   $ 2,532             $ 2,743              $ 5,416
  administrative
  Interest income               $ (624)             $ (624)              $ (478)

  Interest expense              $ 1,879             $ 1,931              $ 9,673
  Loss on disposal of                 -                   -                  370
  assets
  ------------------------- ------------------- ------------------ --------------------
  Total Expenses                $ 6,960             $ 7,671              $ 9,565
  ------------------------- ------------------- ------------------ --------------------
  Net income before             $11,767             $12,799              $17,736
  minority interest
  Income applicable to
  minority interest             $ 5,798             $ 6,328              $ 7,130
  ------------------------- ------------------- ------------------ --------------------
  Net income applicable
  to common stockholders        $ 5,969             $ 6,471              $10,606
  ------------------------- ------------------- ------------------ --------------------
  Earnings per common              1.32                1.47                 1.39
  share - basis
  Weighted average number
  of common shares - basis        4,535               4,401                7,635
  Earnings per common              1.29                1.44                 1.34
  share -diluted
  Weighted average number
  of common shares -
  diluted                         4,626               4,492                7,905
  Distribution declared            1.43                1.64                 1.73
  per share and unit (1)
  Distribution paid per            2.14                1.03                    -
  share and unit

                                 For the period
                                       from          For the year          For the year
                                  February 12 to         ended                ended
                                December 31, 1997   December 31, 1997    December 31, 1998
                                -----------------   -----------------    -----------------
                                                       (Pro forma)
                                                       (Unaudited)
Cash Flow Information
  Cash flows provided by              13,644              16,379              30,593
  operating activities
  Cash flows used in                 148,738             148,738             201,504
  investing activities
  Cash flows provided by             150,062              15,062             157,834
  financing activiites

Other information
  Funds from operations (2)           16,379              29,773              14,899
  Cash available for                  13,652              15,012              27,221
  distribtuion
  Weighted average common              9,030               8,842              13,052
  stock and OP Units

                                                  BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                          ---------------------------------------------------
                                                                             DECEMBER 31,
                                                          ---------------------------------------------------
                                                                     1997                    1998
Investment in Golf Courses                                         $101,044                $323,500
Mortgage Notes Receivable                                          $ 65,129                $ 72,252
Total Assets                                                       $186,306                $411,981
                                                          ------------------------- -------------------------

Mortgages and Notes Payable                                        $  4,325                $210,634
Total Liabilities                                                  $  7,354                $225,722
Minority Interest                                                  $ 54,625                $ 76,510
Stockholders' Equity                                               $124,327                $109,647
Total Liabilities and Stockholders' Equity                         $186,306                $411,981
                                                          ------------------------- -------------------------

(1) The 1997 quarterly distribution declared per share and unit includes $.41 declared in January 1998 related to the fourth quarter of 1997.

(2) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains of real property, and after adjustments for unconsolidated partnerships and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with NAREIT definition may be different than similarly titled measures used by other REITs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent the Company's expectations concerning future events including the following: statements regarding the Company's continuing ability to target and acquire high-quality golf courses; the expected availability of the Credit Facility, Bridge Loan and other debt and equity financing; the Lessees' and Mortgagee's future cash flows and ability to make Lease and Mortgage Payments; results of operations and overall financial performance and the expected tax treatment of the Company's operations; and the Company's beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by the Company in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should read in conjunction with the accompanying Consolidated Financial Statements appearing elsewhere herein.

OVERVIEW AND FORMATION

         Golf Trust of America, Inc. (the "Company") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which the Company owns 58.9 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of the Company, along with his affiliates, owns 28.8 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and officers of the Company hold the remaining interest in the Operating Partnership.

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

         The Company was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The Company's principal business strategy is to acquire upscale golf courses and then lease the golf courses to qualified third party operators which may include the sellers of the courses. In addition to the ability to acquire golf courses for cash and/or the assumption of indebtedness, the Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are holders are partners who have the right ("their Redemption Right"), subject to certain terms and conditions to convert their OP Units to shares of Common Stock, or to cash at the discretion of the Company. When the Company acquires a golf course in exchange for OP Units, in most instances the seller of the course does not recognize taxable income gain until it exercises the Redemption Right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes its has a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchase, because of: (i) its utilization of a multiple independent lessee structure (ii) management's substantial industry knowledge, experience, and relationships within the golf community, (iii) the Company's strategic alliances with prominent golf course operators and (iv) its ability to issue OP Units to golf course owners on a tax-deferred basis.

         The Company's primary sources of revenue are lease payments under the participating leases and mortgage payments under the participating mortgage. The Company generally participates in the increase in gross golf revenues over the base year. Base rent will generally increase each year between 3% and 5%. Annual increases in lease payments are generally limited to a maximum of 5% to 7% for the first five years of the lease term.

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

GOLF COURSE ACQUISITIONS

         During the year ended December 31, 1998, the Company acquired interests in 22 additional eighteen hole equivalent golf courses for an aggregate of approximately $220.7 million. The price is comprised of approximately $185.7 million in cash and repayment of indebtedness, deferred payments of $2.3 million, the acquisition of properties subject to liens of $18.0 million and the issuance of $14.7 million in OP Units (approximately 524,000 OP Units).

RESULTS OF OPERATIONS OF THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD FROM FEBRUARY 12 (INCEPTION) TO DECEMBER, 1997

         For the year ended December 31, 1998 and the period from February 12 to December 31, 1997, the Company received $44,384,000 and $18,727,000, respectively, in revenue from the participating leases and from the mortgage note receivable. The increase in revenues of $25,657,000 or 237% is due to 1) minimum increases in rent of approximately $422,000, 2) rent of $14,735,000 from new course acquisitions and expansions subsequent to December 31, 1997,
3) $4,604,000 of increased interest from the Mortgage Note Receivable, which was issued June 20, 1997, 4) the $369,000 increase in Participating Rent, 5) rent of $5,527,000 for a full year of operations for 1997 acquisitions.

         Expenses totaled $17,083,000 and $5,705,000 for the year ended December 31, 1998 and the period from February 12 to December 31, 1997, respectively. The increase of $11,378,000 or 200%, reflects 1) additional depreciation of $8,494,000 for the acquisitions made during 1998 and a full year of depreciation for those courses added in 1997, and 2) additional general and administrative costs of $2,884,000 for loan cost amortization, for amortization of restricted stock compensation, additional salaries and administrative costs.

         For the year ended December 31, 1998, interest expense was $9,673,000, compared to $1,879,000 for the period from February 12 to December 31, 1997. The increase for $7,794,000 reflects the increase in outstanding borrowings from $4,325,000 at December 31, 1997 to $210,634,000 at December 31, 1998. The proceeds of the current year borrowings ($188,600,000) and $14,968,000 of the proceeds of the Company's secondary offering were used primarily to fund $195,541,000 of the cash paid for acquisitions and improvements and advances of $5,963,000 under the mortgage note receivable commitment.

         The loss on disposal of assets occurred when the golf carts at one course were traded in as part of a new leasing program and at another location where a new clubhouse was built and the existing facility was removed.

         Net income for the period from February 12 to December 31, 1997 and the year ended December 31, 1998 was $5,969,000 and $10,606,000, respectively.

         For the year ended December 31, 1998 the diluted earnings per share was $1.34, reflecting a $0.05, or 4%, increase over the period from February 12 to December 31, 1997.

                 LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

CASH FLOWS

         Cash flow from operating activities for the year ended December 31,1998 was $30,593,000 compared to $13,644,000 for the period from February 12, 1997 to December 31,1997. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization and working capital changes. Cash flows used in investing activities reflect increases in the mortgage notes receivable of $5,963,000 and golf course acquisitions of $195,541,000 for the year ended December 31,1998. This compares to acquisitions and capital additions of $84,332,000 and the increase in the mortgage noted receivable for $64,406,000 for the period from February 12 to December 31,1997. Cash flows provided by financing activities, totaling $157,834,000 represents the net borrowing of $188,600,000 under the Credit Facility and Bridge Loan, less dividends and partner distributions totaling $27,135,000 for the year ended December 31,1998. This compares to the initial and follow-on offering proceeds of $155,720,000 and borrowings of $4,325,000 to fund the 1997 acquisitions and the participating mortgage for the period from February 12, 1997 to December 31,1997. Distributions to partners and stockholders totaled $8,535,000 represented a partial period distribution of $.21 per share for the first quarter of 1997 and $.41 per share for the remaining quarters through December 31,1997.

FINANCING AND CAPITAL RESOURCES

         The Company has a $125.0 million unsecured Revolving Credit Facility ("Credit Facility") with a consortium of banks led by NationsBank N.A., as agent. Currently, the Credit Facility has only interest due with the principal balances due in February 2001. Cash borrowings under the Credit Facility typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin between 1.35% and 1.75% over the Eurodollar rate and is subject to adjustment based upon achieving certain leverage ratios. At December 31,1998, all loans outstanding under the Credit Facility (and Bridge Loan as discussed below) were based on the Eurodollar rate and a margin of 1.75%.

         A $100.0 million Bridge Loan (the "Bridge Loan") was obtained on July 9, 1998 with NationsBank N.A. and Bank of America National Trust and Savings Association. The Company currently has a commitment letter with the consortium of banks to increase availability to $200.0 million and to extend the term of the Credit Facility. The increased Credit Facility would replace the Bridge Loan, which would be retired. The Company expects to have this amendment completed by the end of the second quarter of 1999.

         Financial covenants include net worth, liquidity, cash flow covenants and minimum levels of unencumbered golf course assets.
Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes to the Board of Directors. At the present time, these covenants have been met.

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

         The Company is currently negotiating the terms and conditions of the sale of preferred stock with a major institutional investor. The Company expects to close this transaction in the second quarter of 1999, although no assurances can be given that the transaction will close.

COMMITMENTS TO LESSEES

         The participating leases generally require the Company to reserve annually between 2% to 5% of the annual gross golf revenues of the golf courses to fund capital expenditures, which are funded on a monthly basis from the lessees in addition to the base rent. The lessees will fund any capital expenditures in excess of such amounts.

         Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing golf facilities. Of the Company's $28.0 million capital improvement commitments, approximately $17.1 million has been funded to date.

         In limited circumstances the Company agrees to provide working capital loans to existing lessees. These loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.0% and 10.5%. Of the Company's $8.2 million working capital commitments, approximately $2.6 million has been funded to date. Typically, the lessee is required to increase the pledged collateral for the funded amounts.

         The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

NEW COURSES

         The Company is in various stages of negotiation and due diligence review for several acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete any of these golf course acquisitions.

COMMITMENTS TO OFFICERS

         The Company has agreed to make loans to officers (i) related to tax liabilities for stock grants, (ii) for the exercise of options and (iii) for the purchase of Company shares, totaling $3.2 million. Of this commitment, $1.9 million has been funded to date.

         FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

         Funds From Operations and Cash Available for Distribution are calculated as follows:

                                                                           (IN THOUSANDS)
                                                                             (UNAUDITED)
                                      -------------------------------------------------------------------------------------------
                                                            PERIOD FROM
                                         YEAR ENDED        FEBRUARY 12 TO             YEAR ENDED              YEAR ENDED
                                      DECEMBER 31,1998    DECEMBER 31,1997        DECEMBER 31,1997**       DECEMBER 31,1996*
                                      -------------------------------------------------------------------------------------------
                                                                                      (PRO FORMA)             (PRO FORMA)
Income before minority interest.....       $ 17,736           $11,767                 $ 12,799                  $ 8,057
Loss on sale of assets.............             370                 -                        -                        -
Depreciation and amortization for
real estate assets..................         11,667             3,132                    3,580                    3,080
---------------------------------------------------------------------------------------------------------------------------------
Funds from Operations...............         29,773            14,899                   16,379                   11,137
---------------------------------------------------------------------------------------------------------------------------------

Adjustments:
   Noncash mortgage interest
  and straight line rents......              (1,417)             (723)                    (723)                       -
  Capital expenditure reserve (net).         (1,135)             (524)                    (644)                    (609)
---------------------------------------------------------------------------------------------------------------------------------
Cash Available for Distribution.....       $ 27,221           $13,652                 $ 15,012                 $ 10,528
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


*1996 Pro forma information is presented as if the initial ten courses were acquired on January 1, 1996.

** 1997 includes the Pro forma period from January 1 to February 12, 1997 and the actual results for the period from February 12 (inception) through December 31, 1997.

         Noncash mortgage interest revenue and straight line rents represents the difference between interest revenue on the Participating Mortgage and the rent recognized and reported by the Company in accordance with generally accepted accounting principles ("GAAP") and the actual cash payments received by the Company. The participating leases generally require the Company to reserve annually between 2% to 5% of the gross golf revenues of the golf courses to fund capital expenditures. The lessees will fund any capital expenditures in excess of such amounts.

         In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations represents net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indication of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters beginning after June 15, 1999. Management is presently assessing the impact of the adoption of SFAS No.133 on its financial position.

INFLATION

         The golf course leases generally provide for initial term of 10 years with base rent and participating rent features. Base rent will increase by a base rent escalator for each year during the first five years of the term of each lease and for an additional five years if certain conditions are met. All of such leases are triple net lease requiring the lessees to pay for all maintenance and repair, insurance, utilities and services. The participating mortgage has a 5% increase in the base interest for up to five years, and an additional 3% for an additional five years if the performance option is exercised. As a result, the Company believes the effect of inflation on the Company is not material.

SEASONALITY

         The golf industry is seasonal in nature because of weather conditions and fewer available tee times in the rainy season and the winter months. The operator of each of the daily fee golf courses may vary greens fees based on changes in demand. The Company does not expect seasonal fluctuation in Lessee revenues to have a significant impact on the Company's operating result. The Company's leases require Base Rent to be paid ratably throughout to year.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $116.125 million of debt of the Company outstanding at December 31, 1998 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $.290 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to Item 2 above and Note 7 for additional debt information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN THE COMPANY'S CERTIFIED PUBLIC ACCOUNTANT

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

                                  PART III

CERTAIN INFORMATION REQUIRED IN PART III IS OMITTED FROM THIS REPORT BUT WILL BE INCLUDED IN A DEFINITIVE PROXY STATEMENT WHICH THE COMPANY WILL FILE WITHIN 120 DAYS OF THE END OF ITS FISCAL YEAR PURSUANT TO REGULATION 14A FOR ITS ANNUAL MEETING OF SHAREHOLDERS TO BE HELD IN MAY 1999 (THE "PROXY STATEMENT").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement under the caption "Directors and Officers" is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by this reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a.  FINANCIAL STATEMENTS

     1)  FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-K are listed on page F-1

     2)  FINANCIAL STATEMENT SCHEDULES

              Schedule III - Real Estate and Accumulated
              Depreciation (see page S-1)
              Schedule IV - Mortgage Loans on Real Estate (see page S-2)

     3)  EXHIBITS

         The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index that follows the financial statements.

     b. REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the 4th Quarter of 1998.

     FINANCIAL STATEMENTS

 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 26, 1999.

                                    GOLF TRUST OF AMERICA, INC.

                                    By:         /S/ W. Bradley Blair, II
                                               -------------------------
                                                    W. Bradley Blair, II
                                    PRESIDENT & CHIEF EXECUTIVE OFFICER

         POWER OF ATTORNEY

         We, the undersigned officers and directors of Golf Trust of America, Inc., do hereby constitute and appoint W. Bradley Blair, II and David Dick Joseph, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



           SIGNATURE                                          TITLE                                       DATE
-------------------------------- ---------------------------------------------------------------- ----------------------
-------------------------------- ---------------------------------------------------------------- ----------------------
/s/ W. Bradley Blair, II         President, Chief Executive Officer and Chairman of the Board     March 26, 1999
-------------------------------- of Directors                                                     --------------
W. Bradley Blair, II

/s/ David Dick Joseph            Executive Vice President and Director                            March 26, 1999
--------------------------------                                                                  --------------
David Dick Joseph

/s/ Scott D. Peters              Senior Vice President and Chief Financial Officer                March 26, 1999
--------------------------------                                                                  --------------
Scott D. Peters

/s/ Larry D. Young               Director                                                         March 26, 1999
--------------------------------                                                                  --------------
Larry D. Young

/s/ Roy C. Chapman               Director                                                         March 26, 1999
--------------------------------                                                                  --------------
 Roy C. Chapman

/s/ Raymond V. Jones             Director                                                         March 26, 1999
--------------------------------                                                                  --------------
Raymond V. Jones

/s/ Fred W. Reams                Director                                                         March 26, 1999
--------------------------------                                                                  --------------
Fred W. Reams

/s/ Edward L. Wax                Director                                                         March 26, 1999
--------------------------------                                                                  --------------
Edward L. Wax


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON EXHIBIT 8-K

                                                                                                      PAGE
FINANCIAL STATEMENTS OF GOLF TRUST OF AMERICA, INC.
  Report of Management...........................................................................     F-2
  Report of Independent Certified Accountants....................................................     F-3
  Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998......................     F-4
  Consolidated Statements of Income for the Period from February 12, 1997 (inception) through
  December 31, 1997 and for the Year Ended December 31, 1998.....................................     F-5
  Consolidated Statements of Stockholders' Equity for the Period from February 12, 1997
  (inception) through December 31, 1997 and for the Year Ended December 31, 1998.................     F-6
  Consolidated Statements of Cash Flows for the Period from February 12, 1997 (inception)
  through December 31, 1997 and the Year Ended December 31, 1998.................................     F-7
  Notes to Consolidated Financial Statements.....................................................     F-9
GOLF TRUST OF AMERICA, INC. 1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN (1)
  Report of Independent Certified Accountants....................................................     F-26
  Statement of Financial Condition as of December 31, 1998.......................................     F-27
  Statement of Financial Changes in Plan Equity for the Period from
  March 1, 1998 (inception) to December 31, 1998.................................................     F-28
  Notes to Financial Statements..................................................................     F-29
FINANCIAL STATEMENTS OF LEGENDS GOLF(2)
  Report of Independent Certified Public Accountants.............................................     F-32
  Combined Balance Sheets as of December 31, 1997 and December 31, 1998..........................     F-33
  Combined Statements of Operations for the Year Ended December 31,
  1996, for the Year Ended December 31, 1997 and for the Year Ended
  December 31, 1998..............................................................................     F-34
  Combined Statements of Owner's Equity for the Year Ended December 31,
  1996, for the Year Ended December 31, 1997 and for the Year Ended
  December 31, 1998..............................................................................     F-35
  Combined Statements of Cash Flows for the Year Ended December 31,
  1996, for the Year Ended December 31, 1997 and for the Year Ended
  December 31, 1998..............................................................................     F-36
  Notes to Combined Financial Statements.........................................................     F-37

REPORTS ON FORM 8-K
EXHIBITS

(1) These financial statements are included here in lieu of filing a separate Annual Report on Form 11-K.

(2) These financial statements are included here because of the significance of Legends Golf as a lessee and the relationship of Larry D. Young, a director of the Company and a significant OP Unit holder.

                                               REPORT OF MANAGEMENT

To the Directors and Stockholders of Golf Trust of America, Inc.:

         The consolidated financial statements and other financial information of Golf Trust of America, Inc. in this report was prepared by management that is responsible for their contents. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

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

         The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management and the independent auditors, both separately and jointly. The Committee discusses with the independent auditors and approves in advance the scope of the audit, reviews with the independent auditors the financial statements and their auditor's report, consults with and reviews management's administration of the system of internal accounting controls. The Committee reports to the Board on its activities and findings.




/s/ W. BRADLEY BLAIR, II                             /s/ SCOTT D. PETERS
------------------------                             -------------------
W. Bradley Blair, II                                 Scott D. Peters
Chairman, President and Chief Executive Officer      Senior Vice President
                                                     and Chief Financial Officer

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Directors and Stockholders of Golf Trust of America, Inc.:

         We have audited the accompanying consolidated balance sheets of Golf Trust of America, Inc. and subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the period from February 12, 1997 (inception) through December 31, 1997 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. at December 31, 1997 and 1998 and the results of its operations and its cash flows for the period from February 12, 1997 (inception) through December 31, 1997 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.


March 12, 1999
Charlotte, North Carolina                                  /s/BDO SEIDMAN, LLP

                           GOLF TRUST OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      DECEMBER 31,     DECEMBER 31,
                                                                                          1997             1998
                                                                                    ---------------------------------
ASSETS

Property and equipment (Notes 1, 3 and 7):
  Land............................................................................      $  25,796        $  55,462
  Golf course improvements........................................................         58,494          171,348
  Buildings and improvements......................................................         22,199           77,629
  Furniture, fixtures, and equipment..............................................          8,556           44,756
                                                                                        ---------        ---------
Total property and equipment......................................................        115,045          349,195
  Less accumulated depreciation...................................................         14,001           25,695
                                                                                        ---------        ---------
Property and equipment, net.......................................................        101,044          323,500
                                                                                        ---------        ---------
Mortgage notes receivable (Notes 4 and 6).........................................         65,129           72,252
Cash and cash equivalents ........................................................         14,968            1,891
Receivable from affiliates (Note 13)..............................................          1,004            1,030
Other assets (Note 6).............................................................          4,161           13,308
                                                                                        ---------        ---------
Total assets......................................................................      $ 186,306        $ 411,981
                                                                                        ---------        ---------
                                                                                        ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Debt (Note 7).....................................................................      $   4,325        $ 210,634
Accounts payable and other liabilities............................................          3,029           15,190
                                                                                        ---------        ---------
Total liabilities.................................................................          7,354          225,824
                                                                                        ---------        ---------

Commitments (Note 4, 6 and 7)

Minority interest (Note 12).......................................................         54,625           76,510
                                                                                        ---------        ---------

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued...............................................................              -                -
  Common stock, $.01 par value, 90,000,000 shares authorized,
   7,610,755 and 7,637,488 shares issued and outstanding, respectively............             76               76
  Additional paid-in capital......................................................        127,488          120,253
  Accumulated earnings (dividends in excess of accumulated earnings)..............          1,774           (3,958)
  Unamortized restricted stock compensation (Note 8)..............................         (1,713)          (1,533)
  Note receivable from stock sale (Note 4)........................................         (3,298)          (3,298)
  Loans to officers (Note 8)......................................................              -           (1,893)
                                                                                        ---------        ---------
Stockholders' equity..............................................................        124,327          109,647
                                                                                        ---------        ---------
Total liabilities and stockholders' equity........................................      $ 186,306        $ 411,981
                                                                                        ---------        ---------
                                                                                        ---------        ---------

          See accompanying notes to consolidated financial statements.

                                            GOLF TRUST OF AMERICA, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                  (IN THOUSANDS)

                                                                             PERIOD FROM
                                                                             FEBRUARY 12
                                                                             (INCEPTION)
                                                                               THROUGH          YEAR ENDED
                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                 1997              1998
                                                                           ---------------------------------
REVENUES (Notes 4 and 5):
  Rent from affiliates (Note 13)........................................       $ 10,802          $ 12,365
  Rent..................................................................          3,607            23,097
  Mortgage interest ....................................................          4,318             8,922
                                                                               --------          --------
Total revenues..........................................................         18,727            44,384
                                                                               --------          --------

EXPENSES:
  Depreciation and amortization ........................................          3,173            11,667
  General and administrative............................................          2,532             5,416
                                                                               --------          --------
Total expenses..........................................................          5,705            17,083
                                                                               --------          --------
Operating income........................................................         13,022            27,301
                                                                               --------          --------

OTHER INCOME (EXPENSE):
  Interest income.......................................................            624               478
  Interest expense......................................................         (1,879)           (9,673)
  Loss on disposal of assets............................................              -              (370)
                                                                               --------          --------
Total other income (expense)............................................         (1,255)           (9,565)
                                                                               --------          --------
Net income before minority interest.....................................         11,767            17,736
Income applicable to minority interest..................................          5,798             7,130
                                                                               --------          --------
Net income..............................................................       $  5,969          $ 10,606
                                                                               --------          --------
                                                                               --------          --------
Basic earnings per share................................................       $   1.32          $   1.39
                                                                               --------          --------
                                                                               --------          --------
Weighted average number of shares - basic...............................          4,535             7,635
                                                                               --------          --------
                                                                               --------          --------
Diluted earnings per share..............................................       $   1.29          $   1.34
                                                                               --------          --------
                                                                               --------          --------
Weighted average number of shares - diluted.............................          4,626             7,905
                                                                               --------          --------
                                                                               --------          --------

          See accompanying notes to consolidated financial statements.

                                          GOLF TRUST OF AMERICA, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (IN THOUSANDS)

                                                                ACCUMULATED
                                                                  EARNINGS
                                                                 (DIVIDENDS
                                                                 IN EXCESS    UNEARNED        NOTE
                                     COMMON STOCK   ADDITIONAL       OF       RESTRICTED    RECEIVABLE      LOANS        TOTAL
                                  -----------------   PAID-IN    ACCUMULATED     STOCK      FROM STOCK        TO      STOCKHOLDERS'
                                    SHARES   AMOUNT   CAPITAL     EARNINGS)   COMPENSATION     SALE        OFFICERS      EQUITY
                                  ---------------------------------------------------------------------------------------------
BALANCE, February 12, 1997.....         -     $ -      $    -    $      -      $     -       $     -         $  -     $      -
Proceeds from Initial Public
Offering.......................     3,910      39      82,071           -            -             -            -       82,110
Payment of underwriters
discount and initial offering
costs..........................         -       -      (9,055)          -            -             -            -       (9,055)
Issuance of shares in
exchange for note..............       159       2       3,296           -            -        (3,298)           -            -
Issuance of shares for
acquisition....................        22       -         600           -            -             -            -          600
Issuance of restricted stock...        70       1       1,827           -       (1,828)            -            -            -
Proceeds from follow-on
offering.......................     3,450      34      88,372           -            -             -            -       88,406
Payment of underwriters
discount and costs.............         -       -      (5,741)          -            -             -            -       (5,741)
Amortization of restricted
stock Compensation.............         -       -           -           -          115             -            -          115
Adjustment for minority
interest in operating
partnership....................         -       -     (33,882)          -            -             -            -      (33,882)
Dividends......................         -       -           -      (4,195)           -             -            -       (4,195)
Net income.....................         -       -           -       5,969            -             -            -        5,969
                                  --------------------------------------------------------------------------------------------
BALANCE, December 31, 1997.....     7,611      76     127,488       1,774       (1,713)       (3,298)           -      124,327
                                  --------------------------------------------------------------------------------------------
Issuance of restricted stock           21       -         607           -         (607)            -            -            -
Issuance of shares for option
exercise and employee stock
purchase plans.................         5       -         159           -            -             -            -          159
Amortization of restricted
stock compensation.............         -       -           -           -          787             -            -          787
Loans to officers..............         -       -           -           -            -             -       (1,893)      (1,893)
Adjustment for minority
interest in operating
partnership....................         -       -      (8,001)          -            -             -            -       (8,001)
Dividends......................         -       -           -     (16,338)           -             -            -      (16,338)
Net income.....................         -       -           -      10,606            -             -            -       10,606
                                  --------------------------------------------------------------------------------------------
BALANCE, December 31, 1998.....     7,637    $ 76    $120,253     $(3,958)     $(1,533)      $(3,298)     $(1,893)     $109,647
                                  --------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                            GOLF TRUST OF AMERICA, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                            PERIOD FROM
                                                                      FEBRUARY 12 (INCEPTION)
                                                                              THROUGH                 YEAR ENDED
                                                                         DECEMBER 31, 1997           DECEMBER 31,
                                                                                                         1998
                                                                      ---------------------------------------------------
                                                                      ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................                   $ 5,969              $ 10,606
  Adjustments to reconcile net income to net cash  provided
  by operating activities:
    Depreciation and amortization...................................                     3,173                11,667
    Loss on disposal of assets......................................                         -                   370
    Loan cost amortization..........................................                       280                   588
    Straight-line interest and rent.................................                     (723)               (1,417)
    Amortization of restricted stock compensation...................                       115                   787
    Income applicable to minority interest..........................                     5,798                 7,130
    Increase in receivable from affiliate...........................                   (1,004)                  (26)
    Increase in other assets........................................                   (2,993)               (8,265)
    Increase in accounts payable and other liabilities..............                     3,029                 9,153
                                                                      ---------------------------------------------------
Net cash provided by operating activities...........................                   13,644                 30,593
                                                                      ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Golf course acquisitions and improvements.........................                  (84,332)             (195,541)
  Increase in mortgage notes receivable.............................                  (64,406)               (5,963)
                                                                      ---------------------------------------------------
Net cash used in investing activities...............................                 (148,738)             (201,504)
                                                                      ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit..................................                     4,325               120,675
  Payments on notes ................................................                         -                 (292)
  Bridge loan proceeds..............................................                         -                67,925
  Loan fees.........................................................                   (1,448)               (1,213)
  Loans to officers.................................................                         -               (1,853)
  Net proceeds from issuance of common stock........................                   155,720                   159
  Redemption of OP Units............................................                         -                 (432)
  Distributions to partners.........................................                   (4,340)              (10,797)
  Dividends paid....................................................                   (4,195)              (16,338)
                                                                      ---------------------------------------------------
Net cash provided by financing activities...........................                   150,062               157,834
                                                                      ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents................                    14,968              (13,077)
                                                                      ---------------------------------------------------
Cash and cash equivalents, beginning of period......................                         -                14,968

Cash and cash equivalents, end of period............................                  $ 14,968              $  1,891
                                                                      ---------------------------------------------------
                                                                      ---------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                           PERIOD FROM
                                                                           FEBRUARY 12          YEAR ENDED
                                                                           (INCEPTION)      DECEMBER 31, 1998
                                                                             THROUGH
                                                                        DECEMBER 31, 1997
                                                                        ----------------------------------------
                                                                        ----------------------------------------
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Net assets of Legends Golf transferred to the Company.................           $     981       $   3,296
Accruals and deferrals of payment for property and equipment..........           $       -       $   4,523
OP Units issued in golf course acquisitions...........................           $  18,304       $  14,687
Common stock issued in golf course acquisition........................           $     600       $       -
Debt acquired with acquisitions.......................................           $       -       $  18,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period.......................................           $   1,829       $   9,243

          See accompanying notes to consolidated financial statements.

                                 GOLF TRUST OF AMERICA, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION AND BASIS OF PRESENTATION.

         Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The principal business strategy of the Company is to acquire upscale golf courses and to lease the golf courses pursuant to long-term triple net leases to qualified third party operators, including affiliates of the sellers. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership" or "OP") or a wholly owned subsidiary of the Operating Partnership. Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 59.2 percent interest in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 59.0 percent interest therein. Larry D. Young, a director of the Company, along with his affiliates, owns 28.8 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and officers of the Company hold the remaining interest in the Operating Partnership.

         The Company commenced operations on February 12, 1997 with the completion of its initial public stock offering ("IPO") which raised net proceeds of approximately $73.0 million through the sale of 3,910,000 shares of common stock. The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a then 48.6 percent interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses in exchange for the issuance of 4.1 million OP Units, the repayment of $47.5 million of related debt and $6.2 million in cash. Seven of the courses were acquired from Legends Golf, a group of companies controlled by Larry D. Young in exchange for 3,738,556 OP Units and the repayment of debt. The courses acquired from Legends Golf have been accounted for at a carryover basis as Legends Golf is considered the accounting acquirer under APB Opinion No. 16. The value of the OP Units issued and debt assumed was approximately $73.7 million greater than the carryover basis of Legends Golf. In November 1997, the Company completed a follow-on equity offering of 3,450,000 shares of common stock. The Company contributed the net proceeds of approximately $82.7 million to the Operating Partnership to repay approximately $60.6 million under the credit facility that had been used primarily for golf course acquisitions and for golf course acquisitions subsequent to the offering.

         In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of preserving the Company's REIT qualification, the Certificate of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person. Thus, although an OP Unit is convertible into a share of Common Stock, the conversion of the majority of the OP Units owned by affiliates of Larry D. Young is restricted by the Company through these ownership limitations in order to preserve its REIT status.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value. The carrying value of receivables, the mortgage notes receivable and liabilities reasonably approximates the fair value. The estimated fair value has been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

CONCENTRATION OF CREDIT RISK

         The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) for amounts up to $100,000 per institution. At December 31, 1998 and 1997, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution. Rents and interest receivable from the Company's lessees and mortgagee, payable in arrears for the preceding month, were collected subsequent to the issuance of this report.
         Concentration of credit risk with respect to the Company's portfolio of 45 golf courses for 1998 was:

                                         Revenue
                                         Amounts
                                         (in thousands)           Percentage
             --------------------------- ------------------------ ----------------------
             Florida                     $  16,173                36.4%
             South Carolina (1)          $   9,769                22.0%
             Virginia (1)                $   3,801                8.6%
             Illinois                    $   3,508                7.9%
             California                  $   2,733                6.2%
             Other                       $   8,400                18.9%
             --------------------------- ------------------------ ----------------------

             -------------------------- ------------------------ -----------------------
             Total                      $   44,384               100.0%
             -------------------------- ------------------------ -----------------------

(1) The courses located in VA and in the Myrtle Beach areas of NC and SC operated by Legends Golf comprised approximately $12,365,000 in revenue or 27.8% of the total revenues.

     The Company mitigates concentration of credit risk with respect to its leases by requiring collateral of up to 15% of the initial purchase price. The Company has assessed the credit worthiness of its lessees and is continually evaluating and monitoring the ongoing and additional collateral requirements. These collateral requirements are adjusted annually for working capital loans to certain lessees and for capital improvements made at particular properties.

         The Company is also subject to a concentration of credit risk from the participating mortgage. The Company has evaluated the credit worthiness of the borrower and its affiliates and has obtained a security interest in the property and equipment of the borrower. The Company has also obtained a limited guarantee of the debt service from the operator of the resort.

PROPERTY AND EQUIPMENT

         Property and equipment is carried at the lower of cost or net realizable value (except for the golf courses acquired from Legends Golf that are carried at the prior basis of Legends Golf). Cost includes purchase price, closing costs and other direct costs associated with the purchase. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

         --------------------------------------------------------------------
         Golf course improvements                               15 years
         --------------------------------------------------------------------
         Buildings and improvements                             30 years
         --------------------------------------------------------------------
         Furniture, fixtures, and equipment                     3-8 years
         --------------------------------------------------------------------

         The leases presently provide that at the end or termination of the existing leases, all improvements and fixtures placed on the rental property, become property of the Company. In addition, the leases provide for a capital replacement reserve to be established by the Company for each property. The Company will approve disbursements from this fund for capital improvements to the properties and the acquisition of equipment.

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

LOAN COSTS

         Loan costs, included in other assets, are amortized over the contractual term of the agreement. Accumulated amortization of these costs at December 31, 1998 and 1997 was approximately $868,000 and $280,000, respectively.

REVENUE RECOGNITION

         The Company recognizes rental revenue on an accrual basis over the terms of the leases. The Company recognizes interest income ratably over the term of the loan.

INCOME TAXES

     The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company paid distributions to stockholders of $2.14 per share in 1998, of which $2.03 was ordinary income and $.11 was return of capital. The Company paid distributions to stockholders of $1.03 per share in 1997 that was ordinary income.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company uses the "intrinsic value" method of accounting for its plan in accordance with Accounting Principle Board (APB) Opinion No. 25, and, therefore, recognized no compensation expense for stock opinions. For disclosure purposes only, the Black-Scholes option-pricing model was used to calculate the "fair values" of stock options.

USE OF ESTIMATES

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. The Company is presently evaluating the impact of this statement on its financial statements.

3.   ACQUISITION OF GOLF COURSES

The following is a summary of the acquisitions in 1998:

                                                                                                  Initial
   Acquisition                                                                                    Investment
       Date        Course Name                                          Location                  (In thousands)
-------------------------------------------------------------------------------------------------------------------
     1/2/98        Bonaventure- Green Monster and The Resort Course     Fort Lauderdale, FL            $    24,500
    1/16/98        Mystic Creek Golf Club & Banquet Center              Dearborn, MI                        10,000
     2/1/98        Emerald Dunes Golf Course                            West Palm Beach, FL                 22,400
     3/6/98        Sandpiper Golf Course (i)                            Santa Barbara, CA                   36,500
     3/9/98        Persimmon Ridge Country Club                         Louisville, KY                       7,500
    5/22/98        Eagle Ridge Inn & Resort                             Galena, IL                          47,000
    5/28/98        Tierra Del Sol Golf Course                           Albuquerque, NM                      3,600
    6/22/98        Silverthorn Country Club                             Brooksville, FL                      4,700
    7/10/98        Polo Trace Golf and Country Club                     Delray Beach, FL                    12,300
    7/17/98        Ohio Prestwick Country Club                          Akron, OH                            6,400
    8/28/98        Osage National Golf Course                           Lake of the Ozarks, MO              11,200
    9/15/98        Sweetwater Country Club                              Orlando, FL                          5,000
    9/15/98        Wekiva Golf Club                                     Orlando, FL                          6,500
    9/18/98        Cypress Creek Country Club                           Boynton Beach, FL                    4,200
   10/13/98        Cooks Creek Golf Course                              Ashville, OH                         6,100
   12/14/98        Brentwood Country Club                               White Lake, MI                       7,000
   12/22/98        Palm Desert Country Club                             Palm Desert, CA                      5,800

                                                                                                  -----------------
                                                                                                       $   220,700
                                                                                                  -----------------

                   (i) Includes adjacent development site of 14 acres


                  For the year ended December 31, 1998, the Company has purchased 22 golf courses for an aggregate initial investment of approximately $185.7 million in cash and repayment of indebtedness, deferred payments of $2.3 million, the assumption of properties subject to liens of $18.0 million and the issuance of $14.7 million in OP Units (approximately 524,000 OP Units).

4.   MORTGAGE NOTES RECEIVABLE

     On June 23, 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. The additional collateral includes, cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course , which may be released upon the achievement of certain performance levels. The operator of the resort, Westin, has guaranteed up to $2.5 million of debt service for each of the first five years. The initial loan of $69.975 million is being followed by a $9 million loan, which is being used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

     The loan term is 30 years, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year. Participating interest of $243,000 was received for the year ended December 31, 1998 and none for 1997.

     Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units, 159,326 shares of common stock of the Company and an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26 per share, exercisable before December 31, 1999 (subject to extension in certain circumstances). The $5,677,000 used to purchase the OP Units has been recorded as a reduction in minority interest and the $3,298,000 used to purchase common stock has been recorded as a reduction of stockholders' equity. The OP Units and 79,663 shares are pledged as collateral against the loan.

     The Company recognizes interest income on a straight-line basis. Interest income in excess of the cash received for this mortgage recognized was approximately $1,160,000 and $723,000, respectively, for the year ended 1998 and for the period from February 12 to December 31, 1997.

5.   LEASES

     The non-cancelable leases generally provide for the Company to receive the greater of the base rent escalation or an amount equal to Participating Rent plus the Base Rent Escalator payable under each lease. Participating Rent will generally be paid to the company each year in the amount, if any, by which the sum of 33 1/3% of Gross Golf Revenue exceeds the cumulative Base Rent Escalation since the commencement date of such leases. The Base Rent generally increases annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. Participating rent was $657,000 for the year ended December 31, 1998 compared to $280,000 for the period from February 12 through December 31, 1997.
     Scheduled future minimum rents to be received by the Company under the Leases are as follows for the year ending December 31:

                 (in thousands)         Amount
                 --------------------- ------------
                 1999                     $ 42,724
                 2000                       42,983
                 2001                       43,255
                 2002                       39,536
                 2003                       37,506
                 Thereafter               $104,526
                 --------------------- ------------

6.   COMMITMENTS

         LESSEES

         Typically, the Company leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long term categories and therefore the balance may not be currently available to the lessees. At December 31, 1998, the amount reserved was $1,105,000 compared to $524,000 for December 31, 1997.

         Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing facilities. Of the Company's $28.0 million capital improvement commitments, approximately $17.1 million has been funded to date.

         In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital lines are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.0% and 10.5%. Of the Company's $8.2 million working capital commitments, approximately $2.6 million has been funded to date. Typically, the lessee is required to increase the pledged collateral for the funded amounts.

         In summary, the Company has currently funded $19.7 million of these commitments, and subject to certain conditions, anticipates it will fund an additional $16.5 million over the next three years.

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

OTHER COMMITMENTS

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

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   DEBT


Debt consists of the following at December 31:

          ------------------------------------------------------------- ------------------- ------------------
          (In thousands)                                                       1997               1998
          ------------------------------------------------------------- ------------------- ------------------
          REVOLVING CREDIT FACILITY                                                 $4,325           $125,000
          $125.0 million unsecured revolver with weighted average
          interest rates of 6.7% maturing February 2001

          BRIDGE LOAN                                                                    -             67,925
          $100.0 million unsecured with weighted average interest
          rates of 6.7% maturing April, 1999

          NOTES PAYABLE                                                                  -             17,709
          Secured financing with net book value of the properties of
          $33.7 million with interest rates from 8.75% to 10%
          maturing through November 2016
          ------------------------------------------------------------- ------------------- ------------------
          Total                                                                     $4,325           $210,634
          ------------------------------------------------------------- ------------------- ------------------

REVOLVING CREDIT FACILITY AND BRIDGE LOAN.

         The Company has a $125.0 million unsecured Revolving Credit Facility ("Credit Facility") with a consortium of banks led by NationsBank N.A., as agent. Currently, the Credit Facility has only interest due with the principal balance due in February 2001. Cash borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin is between 1.35% and 1.75% over the Eurodollar rate and is subject to adjustment based upon achieving certain leverage ratios. At December 31, 1998, all amounts outstanding under the Credit Facility (and Bridge Loan as discussed below) were based on the Eurodollar rate and a margin of 1.75%.

         A $100.0 million Bridge Loan (the "Bridge Loan") was obtained on July 9, 1998 with NationsBank N. A. and Bank of America National Trust and Savings Association. The Bridge Loan has the same interest rates and covenant requirements as the $125.0 million Credit Facility. The Company currently has a commitment letter with the consortium of banks to increase availability to $200.0 million and to extend the term of the Credit Facility. The increased Credit Facility would replace the Bridge Loan, which would be retired. The Company expects to have this amendment completed by the the second quarter of 1999.

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   DEBT (CONT'D).

         REVOLVING CREDIT FACILITY AND BRIDGE LOAN (CONT'D).

         Financial covenants include net worth, liquidity, cash flow covenants and minimum levels of unencumbered golf course assets.
Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes in the Board of Directors. At the present time, these covenants have been met.

         DEBT MATURITIES

         Aggregate maturities of long-term debt for each of the five years following December 31, 1998, are as follows:

                              ------------------------------------------- --------------------
                                            (IN THOUSANDS)                      AMOUNT
                              ------------------------------------------- --------------------
                              ------------------------------------------- --------------------
                                                 1999                                 $73,251
                              ------------------------------------------- --------------------
                                                 2000                                    $335
                              ------------------------------------------- --------------------
                                                 2001                                $125,365
                              ------------------------------------------- --------------------
                                                 2002                                    $398
                              ------------------------------------------- --------------------
                                                 2003                                    $435
                              ------------------------------------------- --------------------
                                              Thereafter                              $10,850
                              ------------------------------------------- --------------------

     As previously discussed, when the Credit Facility is increased to $200.0 million, $72,944,000 of the amounts due in 1999 would be extended until 2001.

         INTEREST RATE SWAP AGREEMENT

     In September 1998, the Company entered into an interest rate swap agreement with NationsBank N.A. to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement matures in February 2000 and has a total notional amount of $76,800,000. The swap agreement effectively converts a portion of the Company's floating rate debt to a fixed rate. The Company pays NationsBank a fixed rate of 5.08% per annum (for an all inclusive rate of 6.83% for December 31, 1998). The Company is exposed to credit loss in the event of nonperformance by NationsBank, however the Company does not anticipate nonperformance by NationsBank.

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   STOCK OPTIONS AND AWARDS

EMPLOYEE STOCK OPTIONS AND AWARDS

         The Compensation Committee of the Board of Directors ("Compensation Committee") determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the market price at the date of grant and become exercisable in three to five years.

         In February 1997, the Company adopted the 1997 Stock Incentive Plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, the
Compensation Committee granted stock awards relating to 500,000 shares of Common Stock which vest ratably over a period of three years from the date of grant and expire ten years from the date of grant.

         In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors' Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. On February 6, 1997, 1998 and 1999, respectively, 20,000 options were granted and vested immediately. As of February 8, 1999, 40,000 shares remain available for options and restricted stock grants.

         In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee is authorized to grant awards of up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. At December 31, 1998, 14,061 shares remained available for options and restricted stock grants.

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

         On September 19, 1997, the Company issued 70,000 restricted common shares for $.01 when the market price was $26.1875 to officers of the Company under the New 1997 Plan. On January 1, 1998 the Company issued 20,939 restricted common shares for $0.01 when the market price was $29.00 to officers of the Company under the New 1997 Plan. Subsequent to these issuances, loans of approximately $772,000, secured by OP Units and common stock, with interest rates of 4.4% to 6.0% due were made to officers of the Company for the payment of related taxes. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the vesting period. Such expense amounted to approximately $787,000 and $115,000 for the year ended December 31, 1998 and for the period ended 1997, respectively.

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   STOCK OPTIONS AND AWARDS (CONT'D).

         On November 11, 1998, the Company adopted the 1998 Stock-Based Incentive Plan (the "1998 Plan") subject to approval by stockholders. Concurrently with the plan approval,, the Compensation Committee granted 350,000 of the authorized 500,000 options.. These generally vest ratably over a period of five years from the date of grant and expire ten years from the date of grant.

         The Company has agreed to make additional loans of $2.0 million to the Company's executive officers, the proceeds of which (i) must be used (at least sixty percent in total) for the purchase of Company stock on the open market and (ii) the remainder to be used for taxes. Loans of $1,121,000 have been made to officers of the Company to purchase stock on the open market. These loans are collateralized by the shares purchased, bear interest at 4.51% and are due at the earlier of the time of sale greater than $25 per share, within 270 days of employee termination or 5 years.

         Transactions involving the plans are summarized as follows:

                                                                                                WEIGHTED
                                                                                                AVERAGE
          Option Shares                                                         SHARES       EXERCISE PRICE
          ------------------                                                  ------------  -----------------
          Outstanding at February 12, 1997.................................             -           $    -
          Granted..........................................................       940,000            23.88
          Exercised........................................................             -                -
          Expired and/or canceled..........................................             -                -
                                                                                ---------           ------

          Outstanding at December 31, 1997.................................       940,000           $23.88
                                                                                ---------           ------
                                                                                ---------           ------

          Granted..........................................................       445,000            26.08
          Exercised........................................................        (4,666)          (25.75)
          Expired and/or canceled..........................................             -                -
                                                                                ---------           ------

          Outstanding at December 31, 1998.................................     1,380,334           $24.59
                                                                                ---------           ------
                                                                                ---------           ------

         ----------------------------------------------------------------         -----------------------------------
                  OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
         ----------------------------------------------------------------         -----------------------------------
         RANGE OF                     REMAINING         AVERAGE
         EXERCISE                     CONTRACTUAL       EXERCISE
         PRICE          SHARES        LIFE (YEARS)      PRICE                     SHARES            PRICE
         ----------------------------------------------------------------         -----------------------------------
         $21               335,000           8.1        $21.00                    125,000           $21.00
         $24 - $26         950,334           8.9        $25.33                    197,001           $25.48
         $29 - $32         70,000            9.1        $29.00                     20,000           $29.00
         $32 - $35         25,000            9.4        $32.13                          -                -

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   STOCK OPTIONS AND AWARDS (CONT'D).


     Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used, are as follows:

                                                           PERIOD FROM
                                                           FEBRUARY 12
                                                             THROUGH
                                                           DECEMBER 31,            YEAR ENDED
                                                               1997             DECEMBER 31, 1998
     ------------------------------------------------------------------------------------------------
     Basic earnings per share

        As reported                                          $1.32                      $1.39
        Pro forma                                            $1.03                      $1.16

     Diluted earnings per share
        As reported                                          $1.29                      $1.34
        Pro forma                                            $1.01                      $1.12

     Black-Scholes assumptions*

     Risk-free interest rate                                  6.00%                      5.47%

     Dividend yield                                           5.66%                      6.72%

     Stock volatility                                        17.14%                     27.21%

     Expected option life                                    3 years                  4.57 years
     *Weighted-averages
     ------------------------------------------------------------------------------------------------

         EMPLOYEE STOCK PURCHASE PLAN

       Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period. The Employee Stock Purchase Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan. At June 30, 1998, 1,128 shares were issued. In January 1999, an additional 1,768 were issued. Compensation expense related to the Employee Stock Purchase Plan was $18,000 for 1998.

         NON-AFFILIATED STOCK OPTIONS

          In conjunction with the February 1998 purchase of the Emerald Dunes Golf Course, Raymon Finch, Jr. and Ray Finch, III (collectively, the "Finches"), were granted 50,000 options each, of which 25,000 in the aggregate will vest when, in any calendar year, the Company acquires $25.0 million in golf courses identified by the Finches. After year five, all options immediately vest if the stock price is $10.00 over the strike price at which the options were issued ($28.00) and if the Finches have otherwise undertaken to promote and market the Company.

          In addition, options to acquire 20,000 shares of common stock were granted to J. Graffeo, J. Galante, H. Rostoff, I. Smoley and A. Inelli as partial consideration for their interest in the Polo Trace Golf Course. 10,000 of the options vested on January 4, 1999 at $26.75 and 10,000 will vest on January 4, 2000, at the trailing 5-day closing price average immediately prior to vesting, and expire on July 1, 2000.

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                -------------------------------------------------------------------------------
                                         March 31*            June 30        September 30          December 31
------------------------------- ------------------- ------------------ ------------------- --------------------
1997
------------------------------- ------------------- ------------------ ------------------- --------------------
Revenues                                    $2,042             $3,998              $6,065               $6,622
Operating income                            $1,383             $2,598              $4,216               $4,825
Net income                                  $  716             $1,292              $1,615               $2,346
Basic earnings per share                    $  .19             $  .33              $  .40               $  .40
Diluted earnings per share                  $  .18             $  .32              $  .39               $  .39

------------------------------- ------------------- ------------------ ------------------- --------------------
1998
------------------------------- ------------------- ------------------ ------------------- --------------------
Revenues                                   $ 8,920           $ 10,448            $ 12,039             $ 12,977
Operating income                           $ 5,943           $  6,692            $  7,646             $  7,020
Net income                                 $ 3,081           $  2,639            $  2,779             $  2,107
Basic earnings per share                   $   .40           $    .35            $    .36             $    .28
Diluted earnings per share                 $   .39           $    .33            $    .35             $    .27
                                ------------------- ------------------ ------------------- --------------------

* A partial period from February 12 to March 31, 1997 is presented in the 1997 table.

11.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma financial information set forth below is presented as if the 1998 acquisitions (Note 3) had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent a forecast of the results of operations for future periods (in thousands, except per share amounts).

                                                FOR THE YEAR ENDED       FOR THE YEAR ENDED
                                                DECEMBER 31, 1997        DECEMBER 31, 1998
     ------------------------------------------------------------------------------------------
     Revenues                                        $43,811            $58,157
     Net income                                       $4,774            $10,144
     Basic earnings per share                           $.71              $1.33
     Diluted earnings per share                         $.68              $1.31

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

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  MINORITY INTEREST

          Minority interest represents the OP Units not held by GTA, GP and GTA, LP. and is adjusted for the OP Unit holders', proportionate share of net income and distributions. An OP Unit and share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership. OP Unit holders have the right, subject to certain terms and conditions, to convert their OP Units to shares of Common Stock or to cash at the discretion of the Company. In 1999, approximately 4,890,000 of the 5,325,000 OP Units will be convertible. The following activity occurred in the OP Unit activity and the minority interest account:

---------------------------------- -------------------------------- --------------------------------
                                            PERIOD ENDED                      YEAR ENDED
                                          DECEMBER 31, 1997                DECEMBER 31, 1998
---------------------------------- -------------------------------- --------------------------------
         (IN THOUSANDS)               OP UNITS         DOLLARS         OP UNITS         DOLLARS
---------------------------------- --------------- ---------------- ---------------- ---------------
Beginning Balance                              --             $ --            4,815         $54,625
---------------------------------- --------------- ---------------- ---------------- ---------------
Purchase of golf courses                    4,815           19,296              524          14,687
---------------------------------- --------------- ---------------- ---------------- ---------------
Redemption                                     --               --             (14)            (432)
---------------------------------- --------------- ---------------- ---------------- ---------------
Contribution of property                       --               --               --           3,296
---------------------------------- --------------- ---------------- ---------------- ---------------
Adjustment of minority interest                --           33,882               --           8,001
---------------------------------- --------------- ---------------- ---------------- ---------------
Distributions                                  --           (4,351)              --         (10,797)
---------------------------------- --------------- ---------------- ---------------- ---------------
Net income                                     --            5,798               --           7,130
---------------------------------- --------------- ---------------- ---------------- ---------------
Ending Balance                              4,815          $54,625            5,325         $76,510
---------------------------------- --------------- ---------------- ---------------- ---------------

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

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

     The following table sets forth certain combined condensed financial information for Legends Golf.

                                                                DECEMBER 31,   DECEMBER 31,
     (IN THOUSANDS)                                                 1997           1998
     ------------------------------------------------------------------------------------

     Current assets                                                  $2,454         $2,978
     Non-current assets                                             $19,765        $20,650
                                                            ------------------------------
     Total assets                                                   $22,219        $23,628
                                                            ------------------------------
                                                            ------------------------------

     Payable to Golf Trust of America, L.P.                          $1,004         $1,030
     Other current liabilities                                        1,721          1,340
     Total long-term liabilities                                     10,897         20,916
     Total owners' equity                                             8,597            342
                                                            ------------------------------
     Total liabilities and owners' equity                           $22,219        $23,628
                                                            ------------------------------
                                                            ------------------------------


                                                         FOR THE YEAR ENDED DECEMBER 31,
     (IN THOUSANDS)                                           1997                  1998
     -----------------------------------------------------------------------------------

     Total Revenues                                        $22,384               $22,874
     Operating Loss                                        $(4,983)              $(4,685)
     Net Income (loss)                                       $(244)                 $746


          Total revenues from golf course operations for Legends Golf increased by $.5 million or 3 percent to $22.9 million for the year ended December 31, 1998. The increase was primarily attributed to slightly increased green fees at all courses net of reduced cart rentals, pro shop revenues and food and beverage revenues.

          Operating loss decreased from $5.0 million to $4.7 million for the years ended December 31, 1997 and 1998, respectively. Net income was $.8 million for the year ended December 31, 1998 compared to a net loss of $.2 million for the year ended December 31, 1997 primarily due to the increased interest expense and the increase in the equity in the earnings of Golf Trust of America, L.P.

                          GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE (CONT'D)

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

14.  SUBSEQUENT EVENTS

     PAYMENT OF DIVIDENDS

     On December 14,1998 the Board of Directors declared a quarterly dividend distribution of $.44 per share for the quarter ended December 31, 1998, to stockholders of record on December 31, 1998, which was paid on January 15, 1999.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Compensation Committee of the Board of Directors
Golf Trust of America, Inc. 1998 Non-Qualified Employee Stock Purchase Plan:

We have audited the accompanying statement of financial condition of the Golf Trust of America, Inc. 1998 Non-Qualified Employee Stock Purchase Plan (the
Plan) as of December 31, 1998, and the related statement of changes in plan equity for the period from March 1, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial condition of the Plan at December 31, 1998 and the Plan's changes in plan equity for the period from March 1, 1998 through December 31, 1998, in conformity with generally accepted accounting principles.

Charlotte, North Carolina                                      BDO Seidman, LLP
March 12, 1999

                          GOLF TRUST OF AMERICA, INC.
                  1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                         STATEMENT OF FINANCIAL CONDITION



                                                            DECEMBER 31, 1998
                                                            -----------------
ASSETS:
Receivable from Golf Trust of America, Inc.:
     Participant contributions                               $  41,707
     Employer contributions                                      7,354

                                                             ----------------
NET ASSETS                                                   $  49,061
                                                             ----------------
                                                             ----------------

             See accompanying notes to financial statements.

                           GOLF TRUST OF AMERICA, INC.
                 1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                       STATEMENT OF CHANGES IN PLAN EQUITY
          FOR THE PERIOD FROM MARCH 1 (INCEPTION) TO DECEMBER 31, 1998


ADDITIONS:
     Participant contributions                             $ 69,693
     Employer contributions                                  18,143

                                                          ---------
Total additions                                              87,836
                                                          ---------
                                                          ---------

Deductions:
     Purchase and distribution of common stock
to participants                                             38,775

                                                          ---------
NET ASSETS AT THE END OF THE YEAR                         $ 49,061
                                                          ---------
                                                          ---------


             See accompanying notes to financial statements.

                          GOLF TRUST OF AMERICA, INC.
                  1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                         NOTES TO FINANCIAL STATEMENTS

1.    THE PLAN:

      The Golf Trust of America, Inc. (the Company) 1998 Non-Qualified Employee Stock Purchase Plan (the Plan) was adopted by the Company's Board of Directors in March 1998 and became effective on March 1, 1998. The Plan is a non-qualified voluntary contribution plan designed to enable eligible employees and directors (the Participants) of the Company to purchase common stock in the Company at a discount. The Plan allows each Participant to purchase up to $25,000 per year of the Company's common stock. The Plan is administered by the Company that has delegated certain administrative responsibilities to the Compensation Committee of the Board of Directors of the Company. The Plan provides for a series of six month purchase periods ("purchase period"). A purchase period is a period of six months beginning each January 1 and July 1 and ending each June 30 and December 31, respectively. The price of the shares of the common stock purchased is the lesser of 85 percent of the closing price of such shares either on (a) the first day of each purchase period, or (b) the last day of each purchase period.

      The Company has reserved 250,000 shares of common stock for participants under the Plan.

         PARTICIPANTS CONTRIBUTIONS:

         Full time employees who have completed three months service with the Company are eligible to participate in the Plan by payroll withholding at any time during each purchase period. Participants elect to participate in the Plan by completing and submitting an election form to the plan administrator.

         EMPLOYER CONTRIBUTIONS:

         Employer contributions represent the discount or aggregate difference between the market value price of the Company's common stock and the established discount purchase price at the end of a purchase period.

         DISTRIBUTIONS:

         The Company's transfer agent and registrar issues shares of common stock upon receipt of participant and Company contributions. The transfer agent and registrar then prepares stock certificates, which are registered in the participant's name, and holds such certificates on behalf of the participants or issues stock certificates to the participant upon their written request. Accordingly, all shares purchased under the provisions of the Plan are deemed to be immediately distributed to the participants.

         WITHDRAWALS:

         A participant may withdraw all or any part of the contributions made during a purchase period by delivering an amended election form to the plan administrator on or before the last day of such purchase period.

                          GOLF TRUST OF AMERICA, INC.
                  1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                         NOTES TO FINANCIAL STATEMENTS

1.    THE PLAN (CONT'D).

         PLAN TERMINATION:

         The Board of Directors of the Plan may terminate this Plan and any purchase period at any time (together with any related contribution elections) or may terminate any purchase period (together with any related contribution elections) at any time, provided, however, no such termination shall be retroactive unless the Board determines that applicable law requires a retroactive termination of this Plan.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF ACCOUNTING:

         The accompanying financial statements have been prepared on the accrual basis of accounting.

         ADMINISTRATIVE EXPENSES:

         All administrative expenses of the Plan are paid by the Company.

         DISTRIBUTIONS:

         Distributions are recorded when common stock has been distributed to participants.


3.    INTERNAL REVENUE SERVICE STATUS:

      The Plan is not a qualified plan under Section 423(b) of the Internal Revenue Code. Participants are subject to any required tax withholding by the Company on the discount/compensation earned under the Plan.

4.    DISTRIBUTIONS:

         A summary of stock purchased and distributed on July 1, 1998 for the purchase period ended June 30, 1998 is as follows:


     Participant contributions                      $ 27,986
     Employer contributions                           10,789
                                                    --------
Market value of stock                               $ 38,775
                                                    --------
                                                    --------

Market value of stock purchased and
distributed per share                                $ 29.19
                                                    --------
Shares purchased and distributed                       1,128
                                                    --------
                                                    --------

                          GOLF TRUST OF AMERICA, INC.
                  1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                         NOTES TO FINANCIAL STATEMENTS

5.    SUBSEQUENT EVENT:

      On January 5, 1999, an additional 1,768 shares of common stock with a market value of approximately $49,000 were purchased and distributed for the purchase period ended December 31, 1998.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of Legends Golf
Myrtle Beach, South Carolina

     We have audited the accompanying combined balance sheets of LEGENDS GOLF (as defined in Note 1) as of December 31, 1997 and 1998, and the related combined statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These combined financial statements are the responsibility of LEGENDS GOLF'S management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As more fully described in the notes to the combined financial statements, LEGENDS GOLF has material transactions with its majority owner and affiliates.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of LEGENDS GOLF at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

February 12, 1999

                                  LEGENDS GOLF

                            COMBINED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                                 DECEMBER 31,
                                                                                              1997         1998
                                                                                           -------------------------
ASSETS:
CURRENT:
  Cash.................................................................................      $    569    $    974
  Accounts receivable (Note 3):
   Golf packages.......................................................................           810         818
   Related parties.....................................................................            95         398
   Other...............................................................................           527         215
  Inventories..........................................................................           453         573
                                                                                           -------------------------
      Total current assets.............................................................         2,454       2,978
                                                                                           -------------------------
Property and equipment, less accumulated depreciation and
 amortization (Notes 4 and 7)..........................................................         3,630       1,083
                                                                                           -------------------------
Other assets:
  Advances to affiliates (Note 3)......................................................        13,148      14,401
  Investment in GTA, LP (Notes 2 and 6)................................................         2,940       5,126
  Miscellaneous........................................................................            47          40
                                                                                           -------------------------
      Total other assets...............................................................        16,135      19,567
                                                                                           -------------------------
                                                                                             $ 22,219    $ 23,628
                                                                                           -------------------------
                                                                                           -------------------------

LIABILITIES AND OWNERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable.....................................................................      $    873    $    550
  Accrued expenses:
   Rent................................................................................         1,034       1,061
   Other...............................................................................           448         278
  Current maturities of long-term debt (Note 6)........................................           370         481
                                                                                           -------------------------
      Total current liabilities........................................................         2,725       2,370
Advances from affiliates (Note 3)......................................................         9,661       9,039
Long-term debt, less current maturities (Note 6).......................................         1,236      11,877
                                                                                           -------------------------
      Total liabilities................................................................        13,622      23,286
                                                                                           -------------------------
Commitments and contingencies (Notes 5 and 7)

Owners' equity:
  Common stock, $1 par--shares authorized, 300,000; outstanding, 3,000.................             3           3
  Members' contributions...............................................................             7           7
  Additional paid-in capital...........................................................         3,832       3,832
  Members' accumulated deficit.........................................................        (5,731)    (10,610)
  Retained earnings....................................................................        10,486       7,110
                                                                                           -------------------------
      Total owners' equity.............................................................         8,597         342
                                                                                           -------------------------
                                                                                             $ 22,219    $ 23,628
                                                                                           -------------------------
                                                                                           -------------------------

          See accompanying notes to combined financial statements.

                                  LEGENDS GOLF

                        COMBINED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    1996        1997        1998
                                                                                 ------------------------------------
REVENUES:
  Green fees.................................................................     $  10,476   $  12,081   $  12,766
  Cart rentals...............................................................         4,564       5,335       5,112
  Membership dues............................................................           159         149         175
  Food and beverage sales....................................................         2,095       2,464       2,579
  Pro shop merchandise sales.................................................         2,089       2,355       2,242
                                                                                 ------------------------------------
      Total revenues.........................................................        19,383      22,384      22,874
                                                                                 ------------------------------------
COSTS AND EXPENSES:
  General and administrative (Note 3)........................................         4,767       5,511       5,588
  Repairs, maintenance, and other course operating expenses..................         4,046       5,667       5,039
  Depreciation and amortization..............................................         2,400         958         219
  Cost of merchandise sold...................................................         1,053       1,154       1,088
  Rents (Note 7).............................................................         1,098      11,068      12,601
  Pro shop operations........................................................         1,107       1,231       1,138
  Cost of food and beverage sold.............................................           817       1,024       1,068
  Food and beverage operations...............................................           668         754         818
                                                                                 ------------------------------------
      Total costs and expenses...............................................        15,956      27,367      27,559
                                                                                 ------------------------------------
Operating income (loss)......................................................         3,427      (4,983)     (4,685)
                                                                                 ------------------------------------
OTHER INCOME (EXPENSE):
  Equity in earnings of GTA, LP (Note 2).....................................           -         4,887       5,197
  Interest expense...........................................................        (1,589)       (347)       (327)
  Gain on sale of assets.....................................................           -            -          158
  Miscellaneous..............................................................            30         199         403
                                                                                 ------------------------------------
      Total other income (expense)...........................................        (1,559)      4,739       5,431
                                                                                 ------------------------------------
Net income (loss)............................................................     $   1,868   $    (244)  $     746
                                                                                 ------------------------------------
                                                                                 ------------------------------------

          See accompanying notes to combined financial statements.

                                   LEGENDS GOLF

                    COMBINED STATEMENTS OF OWNERS' EQUITY

                                (IN THOUSANDS)

                                                                  MEMBERS'      PAID-IN    RETAINED    ACCUMULATED
                                           SHARES     AMOUNT   CONTRIBUTIONS    CAPITAL    EARNINGS      DEFICIT
                                          ---------------------------------------------------------------------------
BALANCE, January 1, 1996...............          3        3             1        $   300    $  5,068     $    956
Net income (loss)......................          -        -             -            -         4,794       (2,926)
Cash dividends.........................          -        -             -            -        (1,022)        -
                                          ---------------------------------------------------------------------------
BALANCE, December 31, 1996.............          3        3             1            300       8,840       (1,970)
Capital contributions:
  Cash.................................          -        -             6            -          -            -
  Land (Note 2)........................          -        -             -          3,532        -            -
Net income (loss)......................          -        -             -            -         3,517       (3,761)
Cash dividends.........................          -        -             -            -        (1,871)        -
                                          ---------------------------------------------------------------------------
BALANCE, December 31, 1997.............          3        3             7          3,832      10,486       (5,731)
Net income (loss)......................          -        -             -            -         4,514       (3,768)
Cash dividends.........................          -        -             -            -        (7,890)      (1,111)
                                          ---------------------------------------------------------------------------
BALANCE, December 31, 1998.............          3      $ 3           $ 7        $ 3,832    $  7,110     $(10,610)
                                          ---------------------------------------------------------------------------
                                          ---------------------------------------------------------------------------

          See accompanying notes to combined financial statements.

                                  LEGENDS GOLF

                       COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    1996        1997        1998
                                                                                 ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................        $  1,868    $   (244)   $    746
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..........................................           2,400         958         219
    (Gain) loss on disposal of property and equipment......................              78         -          (158)
    Equity in earnings of GTA, LP..........................................                      (4,887)     (5,197)
    Decrease (increase) in:
     Accounts receivable...................................................            (627)        171         350
     Inventories...........................................................            (204)         45        (119)
     Other assets..........................................................            (182)       (157)          7
    Increase (decrease) in:
     Accounts payable......................................................             987        (544)       (323)
     Accrued expenses......................................................             355         791        (141)
                                                                                 ------------------------------------
Net cash provided by (used in) operating activities........................           4,675      (3,867)     (4,616)
                                                                                 ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.........................................          (5,271)     (2,014)     (2,018)
  Proceeds from sale of property and equipment.............................             612         -           807
  Proceeds from transfer to GTA, LP........................................             -           523         -
  Distributions from GTA, LP...............................................             -         3,851       6,356
  Increase in advances to affiliates.......................................          (3,920)       (988)     (1,253)
                                                                                 ------------------------------------
Net cash provided by (used in) investing activities........................          (8,579)      1,372       3,892
                                                                                 ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of dividends....................................................          (1,021)     (1,871)     (9,001)
  Capital contribution.....................................................             -             6         -
  Proceeds from long-term debt.............................................           2,497       1,086      11,368
  Payments on long-term debt...............................................          (1,560)       (226)       (616)
  Increase (decrease) in advances from affiliates..........................           4,429       3,228        (622)
                                                                                 ------------------------------------
Net cash provided by financing activities..................................           4,345       2,223       1,129
                                                                                 ------------------------------------
Net increase (decrease) in cash............................................             441        (272)        405
Cash, beginning of period..................................................             400         841         569
                                                                                 ------------------------------------
Cash, end of period........................................................        $    841    $    569    $    974
                                                                                 ------------------------------------
                                                                                 ------------------------------------

          See accompanying notes to combined financial statements.

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     The combined financial statements include the accounts of three S-Corporations (Seaside Resorts, Ltd. d/b/a Oyster Bay Golf Club; Heritage Golf Club, Ltd.; and Golf Legends, Ltd.) and five limited liability companies (Legends of Virginia, LC; Legends Golf Management, LLC; Heritage Golf Management, LLC; Oyster Bay Golf Management, LLC; and Virginia Legends Golf Management, LLC). The entities, referred to collectively as Legends Golf (the Company), are engaged in the operation of golf courses in North Carolina, South Carolina, and Virginia.

     The operations of the companies listed above are being presented on a combined basis, as under the terms of the operating leases, the lease obligations are cross-collateralized among all four Legends lessees. This presentation better presents the ability of the lessees to service the leases.

     All significant intercompany balances and transactions have been eliminated. Additionally, certain classifications may vary from those of the individual company's financial statements.

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

     INVESTMENT IN PARTNERSHIP

     The Company accounts for its investments in Golf Trust of America, LP (GTA, LP) under the equity method of accounting. Under this method, equity earnings (losses) are recorded as increases (decreases) to the investment account and dividend distributions, to the extent they do not lower the investment below zero, are recorded as reductions in the investments.

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods.

     Estimated useful lives for major asset categories approximate:

     DESCRIPTION                                                  YEARS
     -----------                                                  -----
     Buildings.................................................      40
     Machinery and equipment...................................     3-8
     Furniture.................................................       8
     Golf carts................................................       5

     Major renewals and betterments are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts. Golf course improvements, to the extent they are not reimbursed by the Landlord, are amortized over the lesser of their useful lives or the related lease term.

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

     RECLASSIFICATION

     Certain 1997 amounts have been reclassified to conform with 1998 presentation.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables.

     Concentration of credit risk with respect to trade receivables, which consists primarily of golf packages from hotels and charges, is limited due to the large number of hotels comprising the Company's customer base. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1996, 1997, and 1998, the Company had no significant concentration of credit risk.

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising costs are included in general and administrative costs in the amounts of $672, $626, and $655 for December 31, 1996, 1997, and 1998, respectively.

2.   TRANSFER OF ASSETS AND INVESTMENT IN GTA, LP

     On February 12, 1997, the Company transferred land and improvements, buildings and certain equipment with a net book value of $36.3 million net of related debt of $34.8 million to Golf Trust of America, LP (GTA, LP) for approximately 3.7 million OP Units and reimbursement of approximately $522,500 of out-of-pocket expenses. Immediately prior to the transfer, the Company's majority owner contributed land, previously leased to the Company, at a value of $3.5 million. The transfer was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), its general partner. OP Units are convertible, subject to certain limitations as defined in the transfer agreement, to common shares of GTA, Inc. At December 31, 1998, the common stock equivalent value of the OP Units was approximately $104 million.

     In addition, with the contribution of assets, the operations of the golf courses were transferred to four newly formed management companies. These companies entered into lease agreements with GTA, LP more fully described in
Note 7. During 1998, the Company completed construction of two clubhouses in Virginia as required under the terms of the contribution agreement with GTA at a cost of approximately $3.4 million. These assets were transferred to GTA, Inc. during 1998.

3.   RELATED PARTY TRANSACTIONS

     The Company's majority owner owns and operates Marsh Harbour, Ltd.; Heritage Plantation, Ltd.; Legends Golf Development, Ltd.; The Legends Group, Ltd.; Legends Scottish Village, LLC; Legends Properties, LLC; Legends Golf Resorts, LLC; and other related businesses.

     The Legends Group, Ltd. provides various management and administrative services including reservations, advertising, accounting, payroll and related benefits, and telephone for all affiliated companies. These expenses are allocated to the businesses using procedures deemed appropriate to the nature of the expenses involved. The procedures utilize various allocation bases such as relative investment and number of employees and direct effort expended. Interest on allocated external debt is charged as incurred. The Company's management believes the allocations are reasonable, but they are not necessarily indicative of the costs that would have been incurred if the businesses had operated as separate companies. Administrative fees paid by the Company for such services are as follows:

     YEAR ENDED DECEMBER 31,                                            AMOUNT
     -----------------------                                            ------
     1996..........................................................   $ 1,185
     1997..........................................................   $ 1,506
     1998..........................................................   $ 1,585

     During 1996, 1997, and 1998, the Company recognized golf course revenue of $1,422, $1,744, and $2,972, respectively, under golf packages with an affiliated company.

     Advances to and from affiliated companies, as shown on the combined balance sheets, have no fixed payment/repayment provisions. Interest income and expense on advances to and from affiliates is not recorded for financial statement purposes.

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

4.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                                                                 DECEMBER 31,
                                                                                              1997         1998
                                                                                           -------------------------
     Golf course improvements.........................................................         $     -     $   628
     Buildings........................................................................             539         539
     Machinery and equipment..........................................................              58          58
     Furniture........................................................................             288         288
     Golf carts.......................................................................           1,111          15
     Assets subject to transfer (Notes 2 and 7):
       Equipment......................................................................             201           -
       Leasehold improvements.........................................................             802           -
       Construction-in-progress.......................................................           1,302           -
                                                                                           -------------------------
                                                                                                 4,301       1,528
     Less accumulated depreciation....................................................             671         445
                                                                                           -------------------------
     Net property and equipment.......................................................         $ 3,630     $ 1,083
                                                                                           -------------------------
                                                                                           -------------------------

5.   RETIREMENT PLAN

     The Company sponsors a 401(k) profit sharing plan for all eligible employees of the Company and other affiliated companies including officers. Legends Group, Ltd. may annually elect to make matching contributions as defined in the plan.

     Expenses under the plans were:

     YEAR ENDED DECEMBER 31,                                                                        AMOUNT
     1996......................................................................................    $  99
     1997......................................................................................    $   -
     1998......................................................................................    $   -

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                               DECEMBER 31,
                                                                                             1997        1998
                                                                                         -------------------------
Payable to bank, under a $6 million loan agreement that the Company participates in, along with Marsh Harbour, Ltd., an affiliated company.  The note bears interest at the 30-day LIBOR rate (5.06% at December 31, 1998) plus 175 basis points.  The outstanding balance for the Company and Marsh Harbour, Ltd. is payable in graduated principal payments of $83 plus accrued interest; balance due May 2002.
  The aforementioned companies are jointly liable for the debt and the majority
  owner has guaranteed the loans.  The loan is collateralized by certain OP Units....       $   990     $  2,000

Payable to bank, under a $12.5 million line-of-credit agreement.  The line-of-credit bears interest at the 30-day LIBOR rate plus 175 basis points.  Interest is payable in monthly installments, with the balance due April 2000.  The majority owner has guaranteed the line-of-credit.  The loan is collateralized by certain OP
  Units..............................................................................             -        4,858

Payable to financial institution, under a $12.5 million line-of-credit agreement.
  The line-of-credit bears interest at the 30-day LIBOR rate (5.06% at December 31,
  1998) plus 240 basis points.  Interest is payable in monthly installments, with the balance due April 2000.  The majority owner has guaranteed the line-of-credit.
  The loan is collateralized by certain OP Units.....................................             -        5,500

Repaid in 1998.......................................................................           616            -
                                                                                         -------------------------
                                                                                         -------------------------

                                                                                              1,606       12,358
Less current maturities .............................................................           370          481
                                                                                         -------------------------

                                                                                            $ 1,236     $ 11,877
                                                                                         -------------------------
                                                                                         -------------------------

     The $6 million loan agreement provides, among other covenants, restrictions on certain financial ratios, capital expenditures, indebtedness, liens, changes in the nature of the business and significant other limitations as to the use of funds. The Company has obtained a waiver of certain of the covenants as of December 31, 1998.

     Total debt of all affiliated entities of which the Company is jointly liable is approximately $21,870 at December 31, 1998.

     The aggregate annual maturities for the above mortgage notes payable at December 31, 1998, are as follows:

          DECEMBER 31,                                                                      AMOUNT
        --------------                                                                     ---------
               1999...................................................................      $    481
               2000...................................................................        10,914
               2001...................................................................           630
               2002...................................................................           333
                                                                                          ------------
               Total..................................................................      $ 12,358
                                                                                          ------------
                                                                                          ------------

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS


6.   LONG-TERM DEBT (CONTINUED)

     Notes payable increased primarily due to disbursements made to the majority owner. It is the intent of the Company to have this debt reduced in fiscal year 1999 upon the obtainment of a line-of-credit by the majority owner.

7.   COMMITMENTS AND CONTINGENCIES

     LEASES

     Concurrent with the transfer of assets, as described in Note 2, the Company entered into four lease agreements with GTA, LP. The leases provide for initial annual payments aggregating approximately $12 million with annual adjustments equal to the lesser of 3 percent or 200 percent of the consumer price index. In addition, the leases provide for percentage rents based on one-third of the increase in gross golf revenues, as defined in the agreement, over the base year of 1996. The leases, which have an initial term ending December 31, 2006, may be renewed for six additional periods of five years each. In addition, the leases provide for reimbursements, subject to landlord approval, up to 2 percent of gross golf revenues, of certain qualified capital expenditures, as defined in the lease agreements. The Company records these expenditures as leasehold improvements or equipment as applicable until they are reimbursed by the Lessor. As of December 31, 1998, the Lessor had approximately $182 available to the Company under these lease agreements.

     The Company also leases land from a third party under an agreement which expires in 2032. The lease requires rental payments of 10 percent of monthly green fees as defined in the lease agreement.

     During 1996 and prior to the transfer of assets on February 12, 1997, the Company leased land from the sole stockholder.

     Total rental expense approximated the following:

                                                                                     THIRD
          YEAR ENDED DECEMBER 31,                                   STOCKHOLDER      PARTY      GTA, LP
          -----------------------                                   -----------      -----      -------
              1996............................................          $ 726        $ 231      $ -
              1997............................................          $  25        $ 236      $ 10,807
              1998............................................          $   -        $ 236      $ 12,365

     The Company also leases certain equipment under noncancelable operating leases. Total equipment lease expense approximated $162, $1,000, $604 for 1996, 1997, and 1998, respectively.

     Minimum lease commitments for all noncancelable operating leases at December 31, 1998, are as follows:

          YEAR ENDING DECEMBER 31.                                                           AMOUNT
          ------------------------                                                           ------
              1999....................................................................       $ 12,606
              2000....................................................................         12,396
              2001....................................................................         12,299
              2002....................................................................         12,068
              2003....................................................................         12,057
              Thereafter..............................................................         36,171
                                                                                          --------------
              Total...................................................................       $ 97,597
                                                                                          --------------
                                                                                          --------------

                                  LEGENDS GOLF

                    NOTES TO COMBINED FINANCIAL STATEMENTS

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     SELF-INSURANCE

     The Company along with its affiliates maintain a self-insurance program for that portion of health care costs not covered by insurance. The Company is liable for claims up to $15 per employee annually with an annual aggregate maximum liability under the program for all companies of $336. Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims have been accrued as liabilities.

     YEAR 2000 COMPLIANCE (UNAUDITED)

     Like other companies, the Company could be adversely affected if the computer systems we, our suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.

     The Company has implemented a plan to modify its business technologies to be ready for the year 2000 and is in the process of converting critical data processing systems. The project is expected to be substantially complete by July 31, 1999 and to cost between $15,000 and $45,000. The Company does not expect this effort to have a significant effect on operations.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest:

          YEAR ENDED DECEMBER 31,                                                            AMOUNT
          -----------------------                                                            ------
               1996...................................................................      $ 2,012
               1997...................................................................      $   578
               1998...................................................................      $   332

     During 1996, equipment having a net book value of $711 and cash of $399 was exchanged for similar new equipment having a value of $1,110.

     During 1997 and 1998, the Company transferred assets and related debt to GTA, LP (see Note 2).

                                  SCHEDULE III
                              GOLF TRUST OF AMERICA
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                                                                  COST
                                                                                                               CAPITALIZED
                                                                                                               SUBSEQUENT
                                                                                           INITIAL COST       TO ACQUISITION
                                                                                   ------------------------------------------------
                                                                                              BUILDING &
                     PROPERTY/LOCATION                              ENCUMBRANCES    LAND    IMPROVEMENTS  IMPROVEMENTS  OTHER
-----------------------------------------------------------------------------------------------------------------------------------
Eagle Ridge Inn &  Resort- Galena, IL                                       -         7,087     39,913        1,020        -
Sandpiper Golf Course-Santa Barbara, CA                                     -         2,668     33,832            -        -
Bonaventure-Green Monster and The Resort Course-Ft. Lauderdale, FL          -         2,912     21,588        3,461        -
Emerald Dunes Golf Course- West Palm Beach                             12,690         3,348     19,052          212        -
Heathland, Parkland, and Moorland- Myrtle Beach, SC                         -         3,207     15,609          560        -
Miscellaneous investments                                               5,019        36,240    150,755        7,731        -

                               Total                                 $ 17,709      $ 55,462  $ 280,749     $ 12,984      $ -

                                                                                                                      LIFE ON WHICH
                                                 GROSS AMOUNTS OF WHICH                                               DEPRECIATION
                                                CARRIED AT END OF PERIOD                                               IN LATEST
                                            ---------------------------------                                         STATEMENT OF
                                                       BUILDING &             ACCUMULATED     DATE OF       DATE      OPERATION IS
                     PROPERTY/LOCATION        LAND    IMPROVEMENTS    TOTAL   DEPRECIATION  CONSTRUCTION  ACQUIRED     COMPLETED
-----------------------------------------------------------------------------------------------------------------------------------
Eagle Ridge Inn &  Resort- Galena, IL          7,087      40,933       48,020     1,618         1977       5/22/98     3-30 years
Sandpiper Golf Course-Santa Barbara, CA        2,668      33,832       36,500       694         1972        3/6/98     3-30 years
Bonaventure-Green Monster and The Resort
   Course-Ft. Lauderdale, FL                   2,912      25,049       27,961     1,102         1970        1/1/98     3-30 years
Emerald Dunes Golf Course- West Palm Beach     3,348      19,264       22,612     1,113         1990        2/1/98     3-30 years
Heathland, Parkland, and
   Moorland-Myrtle Beach, SC                   3,207      16,169       19,376     7,979         1990        2/12/97    3-30 years
Miscellaneous investments                     36,240     157,606      193,846    13,189       Various       Various      Various

                               Total        $ 55,462   $ 292,853    $ 348,315  $ 25,695

                                                                      1997           1998
PROPERTY

Balance at the beginning of period:                                        -         115,045

Additions during period
        Acquisitions - cash and deferred payments                     44,668         187,598
        Acquisitions - issuance of OP Units and common shares         18,904          14,687
        Assumption of debt                                             4,325          18,001
        Improvements                                                       -          10,981
        Transfer from Legends Golf at historical cost                 47,148           3,296

Deductions during the period:
        Disposals                                                          -            (413)

                                                                   -------------------------
Balance at the end of period                                         115,045         349,195
                                                                   -------------------------

DEPRECIATION

Balance at the beginning of period:                                        -          14,001

Additions during period
        Expense                                                        3,215          11,737
        Transfer from Legends Golf at historical cost                 10,786               -

Deductions during the period:
        Disposals                                                          -             (43)

                                                                   -------------------------
Balance at the end of period                                          14,001          25,695
                                                                   -------------------------

                                  SCHEDULE IV
                          GOLF TRUST OF AMERICA, INC.
                        MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998



                                                                                                             PRINCIPAL AMOUNT
                                                                                              CARRING       OF LOANS SUBJECT TO
                                                                              FACE AMOUNT    AMOUNTS OF     DELINQUENT PRINCIPAL
DESCRIPTION               INTEREST RATE   FINAL MATURITY DATE   PRIOR LIENS   OF MORTGAGE     MORTGAGE          OF INTEREST
---------------------------------------------------------------------------------------------------------------------------------
Golf Host Resorts, Inc.   9.88%-10.00%        6/20/27               $--       $70,000,000    $72,252,000           $--

PERIOD PAYMENT TERMS
Note payable interest only of $587,295 at 9.88% monthly with 5% increases continuing until 2002.
Amounts drawn on $9M Tranche I
bear interest at 10.00%

                                 EXHIBIT INDEX

         Pursuant to Item 601(a) (2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

         The following exhibits are part of this Annual Report on Form 10-K for fiscal year 1998 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterick (*) are filed herewith.

Exhibit No.       Description
-----------       -----------
3.1               Articles of Amendment and Restatement of the Company, as
                  filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as
                  Exhibit 3.1A to the Company's Registration Statement on
                  Form S-11 (Commission File No 333-15965) Amendment No. 2
                  (filed January 30, 1997) and incorporated herein by
                  reference).

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

10.1.1* Exhibit A to the Partnership Agreement, as revised through March 26, 1998.

10.1.2 First Amendment to the Partnership Agreement, dated as of February 1, 1998.

21.1*             List of Subsidiaries of the Company.

23.1*             Consent of BDO Seidman, LLP.

24.1*             Powers of Attorney (included under the caption "Signatures").
