Form 10-K/A
period 1998-12-31
GOLF TRUST OF AMERICA INC
filed 1999-04-01
CIK 1024126

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
            ________.

                             GOLF TRUST OF AMERICA, INC.
            -----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                      Maryland                             33-0724736
            -------------------------------        ---------------------------
             (State or Other Jurisdiction                (I.R.S. Employer
                  of Incorporation)                   Identification Number)


                  14 North Adger's Wharf, Charleston, SC 29401
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (843) 723-4653
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name Of Each Exchange On Which Registered
-----------------------------        -----------------------------------------
Common Stock, $0.01 par value                 American Stock Exchange

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A on March 29, 1999, are incorporated by reference in Part III of this Form 10-K; and certain exhibits to the Company's prior reports on Forms 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (Nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (Nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  EXHIBIT INDEX

                  Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.



                  The following exhibits are part of this Annual Report on Form 10-K/A (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

No.               Description
---               -----------------------------------------------------------------
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

3.2               Articles of Amendment of the Company, as filed with the State
                  Department of Assessments and Taxation of Maryland on June 9,
                  1998 (previously filed as Exhibit 3.2B to the Company's
                  Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 14, 1998 and incorporated herein by reference).

3.3 Bylaws of the Company, as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
                  (Commission File No. 000-22091), filed May 15, 1998 and incorporated herein by reference).

10.1.1 First Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Partnership Agreement"), dated
                  February 12, 1997 (previously filed as Exhibit 10.1 to the
                  Company's Annual Report on Form 10-K (Commission File No.
                  000-22091), filed March 31, 1997, and incorporated herein by reference).

10.1.2 First Amendment to the Partnership Agreement, dated as of February 1, 1998 (previously filed as Exhibit 10.1.2 to the
                  Company's Annual Report on Form 10-K (Commission File No.
                  000-22091), filed March 31, 1998, and incorporated herein by reference).

10.1.3            Exhibit A to the Partnership Agreement (Schedule of
                  Partnership Interests), as revised through March 26, 1999
                  (included in the Form 10-K filed March 31, 1999).




10.2.1            Credit Agreement, dated as of June 20, 1997, by and among Golf
                  Trust of America, L.P., as Borrower, Golf Trust of America,
                  Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the
                  Lenders referred to therein, and NationsBank N.A., as Agent
                  (previously filed as Exhibit 10.1 to the Company's Current
                  Report on Form 8-K (Commission File No. 000-22091), dated June
                  20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.2.2*           Amended and Restated Credit Agreement, dated as of July 9,
                  1998, by and among Golf Trust of America, L.P., as Borrower,
                  Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as
                  Guarantors, the Lenders referred to therein, and NationsBank
                  N.A., as Agent.

10.3              Loan Agreement, dated as of June 20, 1997, by and between Golf
                  Host Resorts, Inc., as Borrower, and Golf Trust of America,
                  L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File No.
                  000-22091), dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.4 1997 Non-Employee Directors' Plan of the Company (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1
                  (filed January 15, 1997) and incorporated herein by reference).

10.5              1997 Stock Incentive Plan (the "Original 1997 Plan") of the
                  Company (previously filed as Exhibit 10.6 to the Company's
                  Registration Statement on Form S-11 (Commission File No.
                  333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.6              1997 Stock-Based Incentive Plan of the Company (the "New 1997
                  Plan") (previously filed as Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.7              Form of Nonqualified Stock Option Agreement for use under the
                  New 1997 Plan (previously filed as Exhibit 10.4 to the
                  Company's Quarterly Report on Form 10-Q (Commission File No.
                  000-22091), filed August 15, 1997, and incorporated herein by reference).

10.8 Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission File
                  No. 000-22091), filed August 15, 1997, and incorporated herein by reference).




10.9              General Provisions Applicable to Restricted Stock Awards
                  Granted Under the New 1997 Plan (previously filed as Exhibit
                  10.14 to the Company's Registration Statement on Form S-11
                  (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.10             Form of Restricted Stock Award Agreement for use under the New
                  1997 Plan (previously filed as Exhibit 10.15 to the Company's
                  Registration Statement on Form S-11 (Commission File No.
                  333-36847), dated September 30, 1997 and filed as of October
                  1, 1997, and incorporated herein by reference).

10.11 1998 Stock-Based Incentive Plan of the Company (previously filed as Exhibit A to the Company's definitive Proxy
                  Statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.12 Employee Stock Purchase Plan of the Company (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form
                  S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.13             Subscription Agreement for use with the Employee Stock
                  Purchase Plan (previously filed as Exhibit 4.2 to the
                  Company's Registration Statement on Form S-8 (Commission File
                  No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.14             Employment Agreement between the Company and W. Bradley Blair,
                  II dated February 7, 1997 (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K (Commission File No.
                  000-22091), filed March 31, 1997, and incorporated herein by reference).

10.15 Amended and Restated Employment Agreement between the Company and David D. Joseph (a.k.a. David J. Dick), dated July 25,
                  1997 (previously filed as Exhibit 10.17 to the Company's
                  Registration Statement on Form S-11 (Commission File No.
                  333-36847), dated September 30, 1997 and filed as of October
                  1, 1997, and incorporated herein by reference).

10.16 Amended and Restated Employment Agreement between the Company and Scott D. Peters, dated July 25, 1997 (previously filed as
                  Exhibit 10.18 to the Company's Registration Statement on Form
                  S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

16.1 Letter of Price Waterhouse LLP, former independent accountants of the Company (previously filed as Exhibit 16.1 to the Company's amended Current Report on Form 8-K dated February
                  26, 1997 (filed March 17, 1997) and incorporated herein by reference).

21.1 List of Subsidiaries of the Company (included in the Form 10-K filed March 31, 1999).




23.1              Consent of BDO Seidman LLP (included in the Form 10-K filed
                  March 31, 1999).

24.1 Powers of Attorney (included under the caption "Signatures" in the Form 10-K filed March 31, 1999).

*  Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 31, 1999.

                                  GOLF TRUST OF AMERICA, INC.

                                  By:    /s/  W. Bradley Blair, II
                                         -------------------------------------
                                         W. Bradley Blair, II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                                TITLE                                  DATE
---------------------------------------- -------------------------------------- --------------------------------------

/s/  W. Bradley Blair, II                President, Chief Executive Officer     March 31, 1999
---------------------------------------- and Chairman of the Board of
W. Bradley Blair, II                     Directors

/s/  *                                   Executive Vice President and Director  March 31, 1999
----------------------------------------
David D. Joseph

/s/  Scott D. Peters                     Senior Vice President and Chief        March 31, 1999
---------------------------------------- Financial Officer
Scott D. Peters

/s/  *                                   Director                               March 31, 1999
----------------------------------------
Roy C. Chapman

/s/  *                                   Director                               March 31, 1999
----------------------------------------
Raymond V. Jones

/s/  *                                   Director                               March 31, 1999
----------------------------------------
Fred W. Reams

/s/  *                                   Director                               March 31, 1999
----------------------------------------
Edward L. Wax

* POWER OF ATTORNEY

By:  /s/ W. Bradley Blair, II
----------------------------------------
W. Bradley Blair, II