Form 10-Q
period 1999-03-31
GOLF TRUST OF AMERICA INC
filed 1999-05-17
CIK 1024126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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
                                      -----   ----

On May 14, 1999 there were 7,726,956 common shares outstanding of the registrant's only class of common stock.

                           GOLF TRUST OF AMERCIA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX


PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS                                                     PAGE
                     Consolidated Balance Sheets as of March 31, 1999
                       and December 31, 1998.............................................. 3
                     Consolidated Statements of Income for the Three
                       Months Ended March 31, 1999 and 1998............................... 4
                     Consolidated  Statements of Stockholders' Equity
                       for the Year Ended December 31, 1998 and the
                       Three Months Ended March 31, 1999.................................. 5
                     Consolidated Statements of Cash Flows for the Three
                       Months Ended March 31, 1999 and 1998............................... 6
                     Notes to Consolidated Financial Statements........................... 7

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                            15

PART II.        OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS                                                          20
    ITEM 2.     CHANGES IN SECURITIES                                                      21
    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                            22
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        22
    ITEM 5.     OTHER INFORMATION                                                          22
    ITEM 6.     EXHIBITS INDEX AND REPORT ON FORM 8-K                                      23
                SIGNATURES                                                                 24


                                GOLF TRUST OF AMERICA, INC.

                                CONSOLIDATED BALANCE SHEETS

                                        (IN THOUSANDS)


                                                                       MARCH 31,    DECEMBER 31,
                                                                        1999           1998
                                                                    ---------------------------
                                                                     (UNAUDITED)
ASSETS

Property and equipment:

  Land ..........................................................     $  55,471      $  55,462
  Golf course improvements ......................................       175,632        171,348
  Buildings .....................................................        77,907         77,629
  Furniture, fixtures, and equipment ............................        45,675         44,756
                                                                      ---------      ---------
Total property and equipment ....................................       354,685        349,195
  Less accumulated depreciation .................................        29,722         25,695
                                                                      ---------      ---------
Property and equipment, net .....................................       324,963        323,500
                                                                      ---------      ---------
Mortgage notes receivable .......................................        72,503         72,252

Cash and cash equivalents .......................................         9,579          1,891
Receivable from affiliates (Note 6) .............................         1,060          1,030
Other assets ....................................................        12,683         13,308
                                                                      ---------      ---------
Total assets ....................................................     $ 420,788      $ 411,981
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Debt ............................................................     $ 217,541      $ 210,634
Accounts payable and other liabilities ..........................        18,957         15,190
                                                                      ---------      ---------
Total liabilities ...............................................       236,498        225,824
                                                                      ---------      ---------
Commitments

Minority interest ...............................................        75,871         76,510
                                                                      ---------      ---------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
   no shares issued .............................................            --             --
   Common stock, $.01 par value, 90,000,000 shares authorized,
   7,726,956 and 7,637,488 shares issued and outstanding,
   respectively .................................................            77             76
   Additional paid-in capital ...................................       121,003        120,253
   Dividends in excess of accumulated earnings ..................        (4,645)        (3,958)
   Unamortized restricted stock compensation ....................        (2,414)        (1,533)
   Note receivable from stock sale ..............................        (3,298)        (3,298)
   Loans to officers ............................................        (2,304)        (1,893)
                                                                      ---------      ---------
Stockholders' equity ............................................       108,419        109,647
                                                                      ---------      ---------
Total liabilities and stockholders' equity ......................     $ 420,788      $ 411,981
                                                                      =========      =========


            See accompanying notes to consolidated financial statements

                            GOLF TRUST OF AMERICA, INC.

                         CONSOLIDATED STATEMENTS OF INCOME

                                  (IN THOUSANDS)
                                    (UNAUDITED)


                                            THREE MONTHS     THREE MONTHS
                                                ENDED            ENDED
                                            MARCH 31, 1999  MARCH 31, 1998
                                            ------------------------------
REVENUES:

  Rent from affiliates (Note 6) ...........     $  3,179      $  3,156
  Rent ....................................        7,851         3,638
  Mortgage interest .......................        2,293         2,126
                                                --------      --------
Total revenues ............................       13,323         8,920
                                                --------      --------
EXPENSES:
  Depreciation and amortization ...........        4,011         1,821
  General and administrative ..............        1,511         1,156
                                                --------      --------
Total expenses ............................        5,522         2,977
                                                --------      --------
Operating income ..........................        7,801         5,943
                                                --------      --------

OTHER INCOME (EXPENSE):
  Interest income .........................          133            72
  Interest expense ........................       (3,678)         (916)
                                                --------      --------
Total other income (expense) ..............       (3,545)         (844)
                                                --------      --------
Net income before minority interest .......        4,256         5,099
Income applicable to minority interest ....        1,544         2,018
                                                --------      --------
Net income ................................     $  2,712      $  3,081
                                                ========      ========

Basic earnings per share ..................     $    .35      $    .40
                                                ========      ========
Weighted average number of shares - basic .        7,680         7,632
                                                ========      ========
Diluted earnings per share ................     $    .35      $    .39
                                                ========      ========
Weighted average number of shares - diluted        7,725         7,826
                                                ========      ========


       See accompanying notes to consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                      NOTE
                                                         ADDITIONAL                              RECEIVABLE               TOTAL
                                         COMMON STOCK     PAID-IN     RETAINED     UNEARNED      FROM STOCK  LOANS TO  STOCKHOLDERS'
                                      SHARE      AMOUNT   CAPITAL     EARNINGS    COMPENSATION       SALE    OFFICERS     EQUITY
                                    -----------------------------------------------------------------------------------------------
BALANCE, January 1, 1998 ...........   7,611      $76     $127,488       $1,774      $(1,713)       $(3,298)         -    $124,327
Issuance of restricted stock........      21        -          607            -         (607)             -          -           -

Issuance of shares of option
exercise and employee stock
purchase plans......................       5        -          159            -           -             -            -         159

Amortization of restricted stock
compensation .......................       -        -            -            -          787              -          -         787
Loans to officers...................       -        -            -           -             -              -     (1,893)     (1,893)
Adjustments for minority interest in
operating partnership...............       -        -       (8,001)           -            -              -          -      (8,001)
Dividends...........................       -        -            -      (16,338)           -              -          -     (16,338)
Net income .........................       -        -            -       10,606            -              -          -      10,606
                                    -----------------------------------------------------------------------------------------------
BALANCE, December 31, 1998..........   7,637      $76     $120,253      $(3,958)     $(1,533)       $(3,298)   $(1,893)   $109,647
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------
Issuance of restricted stock........      44        1        1,000           -        (1,001)             -          -    $      -
Amortization of restricted stock....       -        -          -             -           120              -          -         120
Adjustment for minority interest in
operating partnership...............       -        -       (1,409)           -            -              -          -      (1,409)
Conversion of OP Units into common
shares .............................      41        -        1,117            -            -              -          -       1,117
Loans to officers...................       -        -            -            -            -              -       (411)       (411)
Issuance of shares of employee stock
purchase plans......................       2        -           42            -            -              -          -          42
Dividends...........................       -        -            -       (3,399)           -              -          -      (3,399)
Net income..........................       -        -            -        2,712            -              -          -       2,712
                                    -----------------------------------------------------------------------------------------------
BALANCE, March 31, 1999.............   7,724      $77    $ 121,003    $  (4,645)    $ (2,414)      $ (3,298)  $ (2,304)  $ 108,419
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------


                           GOLF TRUST OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        THREE MONTHS   THREE MONTHS
                                                           ENDED            ENDED
                                                       MARCH 31, 1999  MARCH 31, 1998
                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................     $  2,712      $  3,081
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ....................        4,011         1,856
    Loan cost amortization ...........................          170           130
    Straight-line interest and rent ..................         (319)         (332)
    Amortization of restricted stock compensation ....          120           153
    Income applicable to minority interest ...........        1,544         2,018
    Increase in receivable from affiliates ...........          (30)          (91)
    Increase in other assets .........................          844        (1,857)
    Increase in accounts payable and other
     liabilities .....................................        3,767          (192)
                                                           --------      --------
Net cash provided by operating activities ............       12,819         4,766
                                                           --------      --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements ..........       (5,201)      (81,363)
  Increase in mortgage notes receivable ..............           (5)       (1,005)
                                                           --------      --------
Net cash used in investing activities ................       (5,206)      (82,368)
                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit ...................       12,000        69,945
  Payments on notes and line of credit ...............       (5,093)         (723)
  Loan fees ..........................................         (300)         --
  Loans to officers ..................................         (411)         --
  Redemption of OP Units .............................         (382)         --
  Distributions to partners ..........................       (2,340)       (1,906)
  Dividends paid .....................................       (3,399)       (3,129)
                                                           --------      --------
Net cash provided by financing activities ............           75        64,187
                                                           --------      --------
Net increase in cash .................................        7,688       (13,415)
Cash and cash equivalents, beginning of period .......        1,891        14,968
                                                           --------      --------
Cash and cash equivalents, end of period .............     $  9,579      $  1,553
                                                           ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period .....................     $  3,678      $    916

NON-CASH INVESTING AND FINANCING TRANSACTIONS
OP Units issued in golf course acquisitions ..........     $   --        $  7,638
Debt acquired with acquisition .......................     $   --        $ 12,927


         See accompanying notes to consolidated financial statements

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     The accompanying consolidated financial statements included the accounts of Golf Trust of America, Inc. its wholly owned subsidiary corporations and limited liability companies, and its majority-owned and controlled partnership ("GTA"). The outside equity interests in the consolidated partnership not owned and controlled by GTA are reflected as minority interest in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

     GTA is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and, in one instance, through a wholly owned subsidiary of Golf Trust of America, L.P. Currently, we hold participating interests in 45 golf courses (the "golf courses"), 41 of which are owned by us and four of which serve as collateral for a 30-year participating mortgage loan. Of the 41 courses that we own, 39 are held in fee simple and two are held pursuant to long-term ground leases. The Golf Courses are located in Florida (14), South Carolina (6), Illinois (3.5), Ohio (3), California (2.5), Michigan (2.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, and New Mexico. Golf Course quantities are stated in terms of 18-hole equivalents, such that one 27-hole golf course facility would be counted as 1.5 golf courses.

     Because of the tax rules applicable to REIT's, we cannot operate our golf courses. Thus, when we acquire a golf course, we lease it back to an affiliate of the seller or to another qualified operator. In most cases we prefer to lease the golf course back to the seller's affiliate since we believe that the seller's familiarity with local conditions and continuity of management facilitates the golf course's growth and profitability (which we participate in under certain conditions as described below). However, we also have developed strong relationships with multi-course operators who lease a number of our golf courses.

     INTERIM STATEMENTS

     The accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in GTA's annual report of Form 10-K/A for the year ended December 31, 1998.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     MINORITY INTEREST

     The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' percentage interest in the net assets of the operating partnership. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at March 31, 1999 and December 31, 1998 was approximately $1.4 million and $8.0 million, respectively.

     EARNINGS PER SHARE

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method for stock options. The incremental shares for the three months ended March 31, 1999 and 1998 were 44,000 and 193,000 respectively.

     PERCENTAGE RENT AND PARTICIPATING INTEREST

     In May 1998, the EITF issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provided that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. Consequently, we generally will not recognize percentage rent until the third or fourth quarter of a tenant's fiscal year, which in some instances may be different than the third and fourth quarter of the calendar year. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there may be material impact to GTA's earnings per share, financial condition, and results of operations. Therefore, on an annual basis, there is no effect to GTA's earnings per share, financial condition, or results of operations.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

2. LEASES

     All of our golf course leases are participating leases that require the lessees to make payments of a fixed amount of base rent and a variable amount of additional rent based on growth in revenue at the golf course. Participating rent will generally be paid each year in the amount, if any, by which the sum of 33 1/3% of gross golf revenue exceeds the cumulative base rent escalation since the commencement date of such leases. The base rent generally increases annually by the lesser of 3% to 5% or a multiple of the change in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. There was no participating rent and participating interest under the mortgage note receivable for the three months ended March 31, 1999 compared to $345,000 for the three months ended March 31, 1998. The decrease in participating rent and participating interest reflects the application of EITF No. 98-9 and we believe that on an annualized basis the participating rent and interest should be materially consistent with the prior year.

3.  COMMITMENTS

     LESSEES

     Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to a maximum of forty years. From the lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long term categories and therefore the balance (at March 31, 1999, and 1998 $1,500,000 and $235,000 respectively) may not be currently available to the lessees.

     Under certain circumstances, the underlying base rent for a course will be increased when GTA agrees to pay for significant capital improvements or for expansion of the existing facilities. Of our $15.7 million capital improvement commitments, approximately $5.5 million has been funded to date.

     In limited circumstances we agree to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.0% and 10.5%. Of our $7.8 million working capital commitments, approximately $3.5 million has been funded to date. Typically, we require the lessee to increase the pledged collateral for the funded amounts.

     In summary, we have currently funded $9.0 million of these commitments, and subject to certain conditions, and we anticipate funding an additional $14.5 million over the next three years.

     In addition, we are engaged in preliminary negotiations with the lessee of one of the golf courses to increase the aggregate amount of the capital improvement and working capital loans from $11.0 million to up to $22.0 million, any agreement will be subject to Board approval.

     We have agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to minimize certain adverse tax consequences associated with the contribution of their courses to GTA.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

4.    DEBT

     Debt consists of the following:


----------------------------------------------------------------------------------------------------------
                                                                             MARCH 31,       DECEMBER 31,
(IN THOUSANDS)                                                                  1999             1998
----------------------------------------------------------------------------------------------------------
REVOLVING CREDIT FACILITY

$125.0 million unsecured revolver with weighted average interest rates        $125,000         $125,000
of 6.7% maturing February 2001
----------------------------------------------------------------------------------------------------------
BRIDGE LOAN

$100.0 million unsecured with weighted average interest rates of 6.7%           79,925          $67,925
maturing April 1999
----------------------------------------------------------------------------------------------------------
NOTES PAYABLE

Secured financing with net book value of the properties of $21.2 million        12,616          $17,709
with interest rates of 8.75% maturing in November 2016
----------------------------------------------------------------------------------------------------------
TOTAL                                                                         $217,541         $210,634
----------------------------------------------------------------------------------------------------------


     REVOLVING CREDIT FACILITY AND BRIDGE LOAN

     As of April 6, 1999 GTA has amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to $200.0 million with a consortium of banks led by NationsBank N.A., as agent. GTA pays interest only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At March 31, 1999, all amounts outstanding under the Credit Facility (and Bridge Loan as discussed below) were based on the Eurodollar rate and a margin of 1.75%.

     Prior to this amendment and restatement GTA had a $125.0 million unsecured Credit Facility and a $100.0 million Bridge Loan (the "Bridge Loan"). The Bridge Loan was obtained on July 9, 1998 with NationsBank N.A. and Bank of America National Trust and Savings Association and had the same interest rates and covenant requirements as the then existing $125.0 million Credit Facility. The amended and restated Credit Facility replaced the Bridge Loan.

     The Credit Facility availability is limited to an unencumbered pool calculation including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and changes in the Board of Directors. At the present time, these covenants have been met.

     In addition to the amended and restated Credit Facility, GTA also obtained a $25.0 million dollar unsecured line of credit from NationsBank N.A. which may be incorporated into the $200.0 million Credit Facility at a later date. The terms are essentially the same as the Credit Facility, except for the term, which is one year.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

4.   DEBT (CONTINUED)

     DEBT MATURITIES

     After the amendment and restatement of the Credit Facility aggregate maturities of long-term debt for each of the five years following March 31, 1999 are as follows:

           ---------------------------------
           (In thousands)         Amount
                  1999             $    233
                  2000             $  5,260
                  2001             $    365
                  2002             $200,398
                  2003             $    435
                  2004             $    474
               Thereafter          $ 10,376
           ---------------------------------


     INTEREST RATE SWAP AGREEMENT

     In September 1998, we entered into an interest rate swap agreement with NationsBank N.A. to reduce the impact of changes in interest rates on our floating rate Credit Facility. The agreement matures in February 2000 and has a total notional amount of $76,800,000. The swap agreement effectively converts a portion of our floating rate debt to a fixed rate. We pay NationsBank a fixed rate of 5.08% per annum (for an all-inclusive rate of 6.83% for March 31, 1999). We are exposed to credit loss in the event of nonperformance by NationsBank, however the we do not anticipate nonperformance.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

5.   STOCK OPTIONS AND AWARDS

     EMPLOYEE STOCK PURCHASE PLAN

     Effective March 1, 1998, we adopted an Employee Stock Purchase Plan ("The Plan") to provide most employees an opportunity to purchase shares of our common stock through payroll deduction, up to 10% of eligible compensation, with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or ending of such six-month period. The Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan. In January 1999, an additional 1,768 shares were issued. Compensation expense related to the Plan was $4,000 for 1999.

     RESTRICTED STOCK

     During the three months ended March 31, 1999 and 1998, GTA granted 44,000 and 20,939 shares, respectively, of restricted stock to employees under the GTA's 1998 and 1997 Stock-Based Incentive Plans. The market value of the restricted stock grants in 1999 and 1998 totaled $1,001,000 and $607,000 respectively. Unearned compensation is being amortized to expense over the vesting period, which ranges from three to five years. Such expense amounted to approximately $120,000 and $153,000 for the three months ended March 31, 1999 and 1998, respectively. During 1998, the Compensation Committee accelerated the vesting of 6,685 shares of restricted stock that would have vested in 1999.

     LOANS TO OFFICERS

     In 1997, the Board of Directors of GTA approved a Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of GTA Common Stock (the "Loan Program"). Pursuant to the Loan Program, GTA may lend amounts to certain GTA executive officers for one or more of the following purposes: (1) to finance the purchase of Common Stock by certain executive officers on the open market at the then-current market prices and (2) to finance an executive officer's payment of the exercise price to purchase shares of Common Stock granted to such employees under GTA's option plans or
(3) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under GTA's option plans. The maximum aggregate amount GTA may loan to an executive officer is determined on a case-by-case basis by the Compensation Committee. Shares of Common Stock which are the subject of a loan serve as collateral for the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service in effect on the date of the note. Interest is paid on an annual basis and varies from 4.4% - 6.0%. The note balance will generally be repaid through application of the proceeds related to the collateral stock. Each note becomes due and payable in full on the fifth anniversary of the respective note. As of March 31, 1999 GTA had issued loans in the amount of $2,304,000 and had a remaining commitment of $850,000.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

6.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in the GTA's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of golf courses owned by GTA under triple net leases. Legends Golf derives revenues from the operation of golf course principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

     The following table sets forth certain combined condensed financial information for Legends Golf.


                                                                             March 31,    December 31,
     (IN THOUSANDS)                                                            1999           1998
     --------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
     Current assets                                                          $  4,870        $  2,978
     Non-current assets                                                        21,633          20,650
                                                                             --------        --------
     Total assets                                                            $ 26,503        $ 23,628
                                                                             ========        ========

     Payable to Golf Trust of America, LP                                    $  1,060        $  1,030
     Other current liabilities                                                  1,182           1,340
     Total long-term liabilities                                               24,084          20,916
     Total owners' equity                                                         177             342
                                                                             --------        --------

     Total liabilities and owners' equity                                    $ 26,503        $ 23,628
                                                                             ========        ========


                                                               FOR THE THREE MONTHS ENDED MARCH 31,
     (IN THOUSANDS)                                                 1999                  1998
     ---------------------------------------------------------------------------------------------------
                                                                (UNAUDITED)            (UNAUDITED)
     Total Revenues                                              $ 5,751                $  5,299
     Operating Loss                                              $ (559)                $ (1,170)
     Net Income                                                  $  582                 $    279


     Total revenues from golf course operations for Legends Golf increased by $.5 million or 8.5% to $5.8 million for the three months ended March 31, 1999. The increase was primarily attributed to increased greens fees and cart fees at the Myrtle Beach area courses resulting from an average 11% increase in rounds played.

     Operating loss decreased by $.6 million to $.6 million for the three months ended March 31, 1999 compared to $1.2 million for the corresponding period in 1998. The increase is primarily due to the increase in revenues. Net income was $.6 million for the three months ended March 31, 1999 compared to $.3 million for the three months ended March 31, 1998 primarily due to the increased operating income net of the reduction of the equity in earnings of Golf Trust of America, LP.

                          GOLF TRUST OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

7. SUBSEQUENT EVENTS

     PAYMENT OF DIVIDENDS

     On March 15, 1999, the Board of Directors declared a quarterly dividend distribution of $.44 per share for the quarter ended March 31, 1999, to stockholders of record on March 31, 1999, which was paid on April 15, 1999.

     OFFERING OF SERIES A PREFERRED STOCK AND SERIES B OP UNITS

     On April 2, 1999, GTA completed a registered public offering of 800,000 shares of GTA's 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P.

     Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears, when, and as if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to a annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of Common Shares into which a Series A Preferred Share is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend for the quarter in which the closing of this offering occurred will be prorated based on the number of days between issuance of the shares and June 30, 1999, the final day of the fiscal quarter.

     The Series A Preferred Stock is convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into Common Stock at a conversion price of $26.25 per Common Share (equivalent to an initial conversion rate of approximately 0.95238 Common Share per Series A Preferred Share), subject to adjustment in certain circumstances.

     Except in certain circumstances relating to preservation of the GTA's status as a "REIT", the Series A Preferred Shares are not redeemable at the GTA's option prior to April 2, 2004. On and after such date, the Series A Preferred Shares will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and thereafter declining by 1% each year so that the premium is zero on and after April 2, 2008. The offering of the Series A Preferred Stock was made pursuant to a Prospectus Supplement dated April 2, 1999 relating to the Prospectus dated June 5, 1998, which is a part of GTA's registration statement on Form S-3 (File No. 333-56251).

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND FORMATION

     Golf Trust of America, Inc. conducts business through Golf Trust of America, L.P. of which we owns a 59.4% interest through our two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of GTA, along with his affiliates owns 28.7% of the Operating Partnership and is a significant lessee. The remaining interest is the Operating Partnership is held by operators of the golf courses, their affiliates and officers of GTA.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent the our expectations concerning future events including the following: statements regarding GTA's continuing ability to target and acquire high quality golf courses; the expected availability of the Credit Facility and other debt and equity financing; the lessees' future cash flows, results of operations and overall financial performance; the expected tax treatment of our operations; our beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by GTA in the future may differ materially from the expected results described in the forward-looking statements. The following discussion should read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and with GTA's Annual Report for 1998 on Form 10-K.

     GTA was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. Our principal business strategy is to acquire upscale golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. We have the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Units are redeemable by their holder for cash, or at our election, for shares of Common Stock on a one-for-one basis. When we acquire a golf course in exchange for OP Units, in most instances the seller of the course does not recognize income until it exercises the redemption right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. We believe we have a distinct competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchases, because of our utilization of a multiple independent lessee structure, our substantial industry knowledge, experience, and relationships within the golf community, our strategic alliances with prominent golf course operators and our ability to issue OP Units to golf course owners on a tax-deferred basis.

REVENUE GROWTH

     Our primary sources of revenue are lease payments under the participating leases and mortgage payments under the participating mortgage. Participating rent is generally equal to 33-1/3% of the increase in gross golf revenues over the gross golf revenues for the golf course for the base year, as adjusted by us in determining the initial base rent. Base rent will generally increase each year by the base rent escalator during the first five years of the lease term, generally equal to the lesser of 3% to 5% or a multiple of the change in the CPI over the prior year. Annual increases in lease payments are generally limited to a maximum of 5% to 7% for the first five years of the lease term.

     We believe the principal source of growth in gross golf revenues at the golf courses will be increased green fees, cart fees, and other related fees. In order to achieve higher revenues, we believe the lessees will need to continue to offer golfers a high quality golf experience as it relates to the pace of play, condition of the golf course and overall quality of the facilities.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     For the three months ended March 31, 1999 and 1998, GTA received $13,323,000 and $8,920,000 in revenue from the participating leases and the mortgage note receivable. The increase in revenues is due to (1) minimum increases of approximately $223,000, (2) a full quarter of operations for 1999 for 1998 acquisitions resulting in $1,013,000 in additional rental revenue (3) rent from new course acquisitions of $3,345,000, (4) $167,000 of additional interest from the mortgage note receivable reflecting increased principal outstanding and minimum increases under the mortgage note and (5) the decrease in participating rent of $345,000.

     Expenses totaling $9,067,000 and $3,821,000 for the three months ended March 31, 1999 and 1998 respectively reflect depreciation and amortization, general and administrative expenses and interest expense. The increase reflects additional depreciation of $2,190,000 for the 1998 acquisitions and additional general and administrative costs of $355,000, including increased loan amortization of $50,000 and increased administrative costs of $305,000. Interest expense was $3,678,000 for the three months ended March 31, 1999 compared to $916,000 for the three months ended March 31, 1998 due to the increased leverage required to fund over $200.0 million in acquisitions for 1998.

     For the three months ended March 31, 1999 and 1998 net income was $2,712,000 and $3,081,000, respectively. The decrease in net income is primarily the result of the initial start-up costs incurred in connection with the significant acquisitions in 1998.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash flow from operating activities for the three months ended March 31, 1999 and 1998 was $12,819,000 and $4,766,000, respectively. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization, straight line rents and interest and working capital changes. Our investing activities reflect course improvements and capital replacement reserve costs of $5,206,000 for the first three months of 1999 which included the $3.3 million completion of an additional nine holes at Northgate Country Club, compared to advances on our mortgage note receivable related to the Westin Innisbrook facility of $1,005,000 and the cash portion of our golf course acquisitions of $81,363,000 for the first three months of 1998. During first quarter of 1998 we acquired six courses for a total investment of $100,100,000 including $12,927,000 of assumed indebtedness and $7,638,000 in the issuance of OP Units. During the first three months of 1999 our financing activities netted to $75,000. We borrowed $12,000,000 under the Credit Facility, repaid notes of $5,093,000, paid loan costs associated with the amendment and restatement of the Credit Facility of $300,000, made new officer loans of $411,000 and paid dividends and partner distributions of $5,739,000 for the three months ended March 31, 1999. This compares to $64,187,000 of financing activities for 1998 including net borrowings of $69,222,000 less payment of dividends and partner distributions of $5,035,000 for the three months ended March 31, 1998.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (CONT'D)

     As of April 6, 1999 GTA has amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to $200.0 million with a consortium of banks led by NationsBank N.A., as agent. GTA pays interest only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At March 31, 1999, all amounts outstanding under the Credit Facility (and Bridge Loan as discussed below) were based on the Eurodollar rate and a margin of 1.75%.

     The Credit Facility availability is limited to an unencumbered pool calculation including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and changes in the Board of Directors. At the present time, these covenants have been met.

     In addition to the amended and restated Credit Facility, GTA also obtained a $25.0 million dollar unsecured line of credit from NationsBank N.A. which may be incorporated into the $200.0 million Credit Facility at a later date. The terms are essentially the same as the Credit Facility, except for the term, which is one year.

     We have agreed to maintain a minimum loan balance of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to minimize certain adverse tax consequences from their contribution of their courses to GTA.

     GTA intends to invest in additional golf courses as suitable opportunities arise, but we will not undertake investments unless adequate sources of financing are available. We anticipates that future acquisitions would be funded with debt financing provided by the Credit Facility, the issuance of OP Units or with proceeds of additional equity offerings. In the future, we may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by GTA may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. Except as described below, we currently have no binding agreement to acquire any additional golf courses. We are in active negotiations regarding the acquisition of additional golf courses.

     We have on file with the Securities and Exchange Commission a universal shelf registration statement on one authorizing the issuance of debt securities, common stock, preferred stock or depository shares representing preferred stock of GTA as well as resales of securities issued upon redemption of certain OP Units by their holders, with a remaining availability of approximately $280.0 million. The exact amount of debt, common stock, preferred stock, and depository shares representing preferred stock issued will depend on acquisitions, asset shares, GTA's unsecured debt and preferred stock ratings, and the general interest rate environment.

     Our acquisition capabilities are enhanced by its existing capital structure. We generally intend to maintain a capital structure with consolidated indebtedness representing no more than 50% of our total capitalization, although we have no express limitation on our ability to incur indebtedness.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMITMENTS

     Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to forty years. From the lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long term categories and therefore the balance (at March 31, 1999, and 1998 $1,500,000 and $235,000 respectively) may not be currently available to the lessees.

     Under certain circumstances, the underlying base rent for a course will be increased when GTA agrees to pay for significant capital improvements or for expansion of the existing facilities. Of our $15.7 million capital improvement commitments, approximately $5.5 million has been funded to date.

     In limited circumstances we agree to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement, require appropriate collateral and bear interest at fixed rates between 9.0% and 10.5%. Of our $7.8 million working capital commitments, approximately $3.5 million has been funded to date. Typically, we require the lessee to increase the pledged collateral for the funded amounts.

     In summary, we have currently funded $9.0 million of these commitments, and subject to certain conditions, anticipates it will fund an additional $14.5 million over the next three years.

     In addition, we are engaged in preliminary negotiations with a lessee of one of the golf courses to increase the aggregate amount of the capital improvement and working capital loan from $11.0 million to up to $22.0 million, any agreement will be subject to Board approval. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and require appropriate collateral.

     GTA has entered into commitments and letters of intent to acquire golf courses and related facilities valued at approximately $20.0 million. GTA is in the various stages of negotiation and due diligence review for each of these acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that GTA will continue to pursue or complete the acquisition of any of these golf course acquisitions.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

     GTA considers Funds From Operations ("FFO") as an appropriate measure of performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding GTA's ability to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of FFO is voluntary. Accordingly, GTA's calculation of funds from operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

     Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and straight line rent and interest payments. GTA believes that in order to facilitate a clear understanding of the consolidated historical operating results of GTA, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

     FFO and CAD for the three months ended March 31, 1999 and 1998 presented on a historical basis are summarized in the following table:


                                                     THREE MONTHS   THREE MONTHS
                                                        ENDED           ENDED
                                                    MARCH 31, 1998  MARCH 31, 1998
                                                    -----------------------------
                                                       (UNAUDITED)  (UNAUDITED)
Income before minority interest ....................     $ 4,256      $ 5,099
Depreciation and amortization for real estate
 assets ............................................       4,011        1,821
                                                         -------      -------
Funds from Operations ..............................       8,267        6,920

Adjustments:
  Non-cash mortgage interest and rent ..............        (319)        (332)
  Capital expenditure reserve ......................        (593)        (235)
                                                         -------      -------
Cash Available for Distribution ....................       7,355        6,353
                                                         =======      =======


     Non-cash mortgage and rent interest revenue represents the difference between revenue on the participating mortgage reported by the Company in according with GAAP and the actual cash payment to be received by GTA. The participating leases generally require GTA to reserve annually between 2.0% and 5.0% of the gross golf revenues of the golf courses to fund a capital replacement reserve. The lessees will fund any capital expenditures in excess of such amounts.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

          Not Applicable.

 ITEM 2.  CHANGES IN SECURITIES

 RECENT SALES OF UNREGISTERED SECURITIES

    On March 25, 1999, the Compensation Committee awarded to W. Bradley Blair, II, David Dick Joseph and Scott D. Peters, 20,000 shares, 10,000 shares and 14,000 shares, respectively, of restricted Common Stock pursuant to GTA's 1998 Stock-Based Incentive Plan, such shares were sold for their aggregate par value of $440.00. GTA is considering registering these shares with the Securities and Exchange Commission on Form S-8. OP Units may generally be redeemed by their holder one-year after issuance for shares of Common Stock on a one-for-one basis or at the option of GTA for cash. These issuances were effected in reliance upon an exemption from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 ITEM 2.  CHANGES IN SECURITIES (CONT'D)

 TERMS OF SERIES A PREFERRED SECURITIES

      On April 2, 1999, Golf Trust of America, Inc. (the "Company") completed a registered public offering of 800,000 shares of GTA's 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P.

     Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears, when, and as if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to a annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of Common Shares into which a Series A Preferred Share is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend for the quarter in which the closing of this offering occurred will be prorated based on the number of days between issuance of the shares and June 30, 1999, the final day of the fiscal quarter.

     The Series A Preferred Stock is convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into Common Stock at a conversion price of $26.25 per Common Share (equivalent to an initial conversion rate of approximately 0.95238 Common Share per Series A Preferred Share), subject to adjustment in certain circumstances.

     Except in certain circumstances relating to preservation of GTA's status as a real estate investment trust ("REIT"), the Series A Preferred Shares are not redeemable at GTA's option prior to April 2,2004. On and after such date, the Series A Preferred Shares will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and thereafter declining by 1% each year so that the premium is zero on and after April 2, 2008. The offering of the Series A Preferred Stock was made pursuant to a Prospectus Supplement dated April 2, 1999 relating to the Prospectus dated June 5, 1998, which is a part of GTA's registration statement on Form S-3 (File No. 333-56251).

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of GTA was held on May 3, 1999. The matters voted upon at the meeting were: (i) the election of two directors to serve until the 2002 annual meeting of stockholders; and (ii) the approval of GTA's 1998 Stock-Based Incentive Plan.

     The results of the voting for election of Mr. W. Bradley Blair, II and Mr. Raymond V. Jones to the Board of Directors are as follows:


                                                        Authority
          Director               Shares Cast For        Withheld
          --------               ---------------        --------
     W. Bradley Blair, II          6,646,534             28,229
     Raymond V. Jones              6,646,284             28,479


     In addition to the above directors, the following directors will continue in office:


                                   Term
         Name                     Expires
        ------                    -------
     Mr. Larry D. Young             2000
     Mr. Edward L. Wax              2000
     Mr. Fred W. Reams              2000
     Mr. David Dick Joseph          2001
     Mr. Roy C. Chapman             2001


     The vote with respect to the approval of GTA's 1998 Stock-Based Incentive Plan was as follows:


               For:                4,876,692
               Against:              543,244
               Abstain:               15,729
               Broker No Vote:     1,239,098


 ITEM 5.  OTHER INFORMATION

          Not Applicable.

                          GOLF TRUST OF AMERCIA, INC.
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.


Exhibit No.   Description
-----------   --------------------------------------------------------------
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

10.1.1* Amended and Restated Credit Agreement dated as of March 31, 1999 by and among Golf Trust of America, L.P., as Borrower, the Guarantors party thereto, the Lenders party thereto, NationsBank, N.A., as Administrative Agent for the Lenders, NationsBanc
              Montgomery Securities LLC, as Sole Lead Arranger and Book Manager,
              First Union National Bank, as Syndication Agent and BankBoston,
              N.A., as Documentation Agent

10.2          Registration Rights Agreement, dated April 2, 1999, by and between
              Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P.
              (incorporated by reference to Exhibit 3.2 of the Company's Current
              Report on Form 8-K dated April 2, 1999 and filed by the Company on April 13, 1999).

10.3          Designation of Series A Preferred OP Units of Golf Trust of
              America, L.P., dated April 2, 1999 (which designation has been entered as Exhibit D2 to the First Amended and Restated Agreement of Limited Partnership of Golf Trust of America, L.P. (the
              "Partnership Agreement"), dated February 12, 1997 (which was included as Exhibit 10.1 to the Company's Annual Report on Form
              10-K filed March 31, 1997) as amended by the First Amendment to the Partnership Agreement, dated as of February 1, 1998 (which was included as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K filed March 31, 1998)).

27.1*         Financial Data Schedule


* Filed with this quarterly report.

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

                                   GOLF TRUST OF AMERICA, INC., registrant

                                    By: /S/ W. Bradley Blair, II
                                       ------------------------------------
                                       W. Bradley Blair, II
                                       President and Chief Executive Officer

/S/ W. Bradley Blair, II                   5/14/99
-------------------------------------      -------------------------
W. Bradley Blair, II                       Date
President, Chief Executive Officer and
Chairman of the Board of Directors

/S/ Scott D. Peters                        5/14/99
-------------------------------------      -------------------------
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


Exhibit No.   Description
-----------   ---------------------------------------------------------------
3.1           Articles Supplementary of the Company relating to the Series A
              Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999
              (incorporated by reference to Exhibit 3.1 of the Company's Current
              Report on Form 8-K dated April 2, 1999 and filed by the Company on
              April 13, 1999).

4.1           Form of Share Certificate for the Series A Preferred Stock
              (incorporated by reference to Exhibit 3.2 of the Company's Current
              Report on Form 8-K dated April 2, 1999 and filed by the Company on April 13, 1999).

10.1.1* Amended and Restated Credit Agreement dated as of March 31, 1999 by and among Golf Trust of America, L.P., as Borrower, the Guarantors party thereto, the Lenders party thereto, NationsBank, N.A., as Administrative Agent for the Lenders, NationsBanc
              Montgomery Securities LLC, as Sole Lead Arranger and Book Manager,
              First Union National Bank, as Syndication Agent and BankBoston,
              N.A., as Documentation Agent

10.2          Registration Rights Agreement, dated April 2, 1999, by and between
              Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P.
              (incorporated by reference to Exhibit 3.2 of the Company's Current
              Report on Form 8-K dated April 2, 1999 and filed by the Company on April 13, 1999).

10.3          Designation of Series A Preferred OP Units of Golf Trust of
              America, L.P., dated April 2, 1999 (which designation has been entered as Exhibit D2 to the First Amended and Restated Agreement of Limited Partnership of Golf Trust of America, L.P. (the
              "Partnership Agreement"), dated February 12, 1997 (which was included as Exhibit 10.1 to the Company's Annual Report on Form
              10-K filed March 31, 1997) as amended by the First Amendment to the Partnership Agreement, dated as of February 1, 1998 (which was included as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K filed March 31, 1998)).

27.1*         Financial Data Schedule


* Filed with this quarterly report.