Form 10-Q
period 1999-06-30
GOLF TRUST OF AMERICA INC
filed 1999-08-16
CIK 1024126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _.

On August 13, 1999, there were 7,735,855 common shares outstanding of the registrant's only class of common stock.

                           GOLF TRUST OF AMERICA, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                     INDEX

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS                                                                                PAGE
            Consolidated Balance Sheets as of June 30, 1999 and  December 31, 1998.................             3
            Consolidated Statements of Income for the Three Months Ended June 30, 1999 and 1998....             4
            Consolidated Statements of Income for the Six Months Ended June 30, 1999 and 1998......             5
            Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 1998                6
            and the Three Months Ended June 30, 1999...............................................
            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998               7
            Notes to Consolidated Financial Statements.............................................             9
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                18

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                                                    26
 ITEM 2.  CHANGES IN SECURITIES                                                                                27
 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                      27
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  27
 ITEM 5.  OTHER INFORMATION                                                                                    27
 ITEM 6.  EXHIBITS INDEX AND REPORT ON FORM 8-K                                                                28
          SIGNATURES                                                                                           29

                           GOLF TRUST OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                       JUNE 30,              DECEMBER 31,
                                                                         1999                    1998
                                                                      -----------------------------------
                                                                      (UNAUDITED)
ASSETS
Property and equipment:
  Land............................................................... $     52,799         $      55,462
  Golf course improvements...........................................      179,533               171,348
  Buildings..........................................................       78,284                77,629
  Furniture, fixtures, and equipment.................................       50,200                44,756
                                                                      ------------         -------------
Total property and equipment.........................................      360,816               349,195
  Less accumulated depreciation......................................       33,662                25,695
                                                                      ------------         -------------
Property and equipment, net..........................................      330,681               323,500
                                                                      ------------         -------------
Mortgage notes receivable............................................       72,850                72,252
Cash and cash equivalents ...........................................        2,500                 1,891
Receivable from affiliates (Note 8)..................................        1,060                 1,030
Other assets.........................................................       15,925                13,308
                                                                      ------------         -------------
Total assets......................................................... $    419,489         $     411,981
                                                                      ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt ................................................................ $    204,440         $     210,634
Accounts payable and other liabilities...............................       12,629                15,190
                                                                      ------------         -------------
Total liabilities....................................................      217,069               225,824
                                                                      ------------         -------------
Commitments
Minority interest....................................................       74,898                76,510
                                                                      ------------         -------------
Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,           20,000                -
   800,000 shares issued............................................
   Common stock, $.01 par value, 90,000,000 shares authorized,
   7,730,206 and 7,637,488 shares issued and outstanding,
   respectively.....................................................            77                    76
   Additional paid-in capital.......................................       121,176               120,253
   Dividends in excess of accumulated earnings......................        (5,587)               (3,958)
   Unamortized restricted stock compensation........................        (2,255)               (1,533)
   Note receivable from stock sale .................................        (3,298)               (3,298)
   Loans to officers ...............................................        (2,591)               (1,893)
                                                                      ------------         -------------
Stockholders' equity................................................       127,522               109,647
                                                                      ------------         -------------
Total liabilities and stockholders' equity..........................  $    419,489         $     411,981
                                                                      ============         =============

            See accompanying notes to consolidated financial statements
                                       3

                           GOLF TRUST OF AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                 THREE MONTHS       THREE MONTHS
                                                                     ENDED              ENDED
                                                                 JUNE 30, 1999      JUNE 30, 1998
                                                               --------------------------------------
REVENUES:
  Rent from affiliates (Note 6)....................................$  3,179           $  3,152
  Rent.............................................................   8,245              5,113
  Mortgage interest ...............................................   2,296              2,183
                                                                   --------           --------
Total revenues.....................................................  13,720             10,448
                                                                   --------           --------
EXPENSES:
  Depreciation and amortization ...................................   3,942              2,452
  General and administrative.......................................   1,265              1,304
                                                                   --------           --------
Total expenses.....................................................   5,207              3,756
                                                                   --------           --------
Operating income...................................................   8,513              6,692
                                                                   --------           --------
OTHER INCOME (EXPENSE):
  Interest income..................................................     240                 91
  Interest expense.................................................  (3,830)            (2,006)
  Loss on sale of assets...........................................      -                (370)
                                                                   --------           --------
Total other income (expense).......................................  (3,590)            (2,285)
                                                                   --------           --------
Net income before minority interest................................   4,923              4,407
Income applicable to minority interest.............................   2,006              1,768
                                                                   --------           --------
Net income.........................................................$  2,917           $  2,639
                                                                   ========           ========
Basic earnings per share...........................................$   0.38           $   0.35
                                                                   ========           ========
Weighted average number of shares (basic)..........................   7,728              7,632
                                                                   ========           ========
Diluted earnings per share.........................................$   0.38           $   0.33
                                                                   ========           ========
Weighted average number of shares (diluted)........................   7,764              7,928
                                                                   ========           ========

            See accompanying notes to consolidated financial statements
                                       4

                           GOLF TRUST OF AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30, 1999      JUNE 30, 1998
                                                               -----------------------------------
REVENUES:
  Rent from affiliates (Note 6).................................    $  6,359          $  6,307
  Rent..........................................................      16,095             8,752
  Mortgage interest ............................................       4,591             4,309
                                                                    --------          --------
Total revenues..................................................      27,045            19,368
                                                                    --------          --------
EXPENSES:
  Depreciation and amortization ................................       7,953             4,273
  General and administrative....................................       2,776             2,460
                                                                    --------          --------
Total expenses..................................................      10,729             6,733
                                                                    --------          --------
Operating income................................................      16,316            12,635
                                                                    --------          --------
OTHER INCOME (EXPENSE):
  Interest income...............................................         373               163
  Interest expense..............................................      (7,508)           (2,922)
Loss on sale of assets..........................................        (370)               -
                                                                    --------          --------
Total other income (expense)....................................      (7,135)           (3,129)
                                                                    --------          --------
Net income before minority interest.............................       9,181             9,506
Income applicable to minority interest..........................       3,550             3,786
                                                                    --------          --------
Net income......................................................    $  5,631          $  5,720
                                                                    ========          ========
Basic earnings per share........................................    $   0.73          $   0.75
                                                                    ========          ========
Weighted average number of shares (basic).......................       7,705             7,632
                                                                    ========          ========
Diluted earnings per share......................................    $   0.73          $   0.73
                                                                    ========          ========
Weighted average number of shares (diluted).....................       7,745             7,826
                                                                    ========          ========

            See accompanying notes to consolidated financial statements
                                       5

                           GOLF TRUST OF AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 NOTE
                               PREFERRED STOCK COMMON STOCK  ADDITIONAL                       RECEIVABLE             TOTAL
                               --------------- ------------   PAID-IN   RETAINED   UNEARNED   FROM STOCK LOANS TO STOCKHOLDERS'
                                SHARES AMOUNT  SHARES AMOUNT  CAPITAL   EARNINGS COMPENSATION    SALE    OFFICERS    EQUITY
                               --------------- ------------- ---------- -------- ------------ ---------- -------- -----------
BALANCE at January 1, 1998.....   -      -     7,611   $ 76   $127,488   $ 1,774    $(1,713)   $(3,298)     -       $124,327

Issuance of restricted stock...   -      -        21     -        (607)      -          607         -       -            -
Issuance of shares of option
 exercise and employee stock
 purchase plans................   -      -         5     -         159       -          -           -       -            159
Amortization of restricted
 stock compensation ...........   -      -       -       -          -        -          787         -       -            787
Loans to officers..............   -      -       -       -          -        -          -           -     (1,893)     (1,893)
Adjustments for minority
 interest in operating
 partnership...................   -      -       -       -      (8,001)      -          -           -       -         (8,001)
Dividends......................   -      -       -       -          -    (16,338)       -           -       -        (16,338)
Net income.....................   -      -       -       -          -     10,606        -           -       -         10,606
                               ----------------------------------------------------------------------------------------------
BALANCE at December 31, 1998...   -      -     7,637   $ 76   $120,253   $(3,958)   $(1,533)   $(3,298)  $(1,893)   $109,647
                               ==============================================================================================

Issuance of preferred stock....  800   $20,000    -      -          -        -          -           -       -         20,000
Costs of preferred stock
 issuance......................   -      -               -        (878)      -          -           -       -           (878)
Issuance of restricted stock...   -      -        44      1      1,000       -       (1,001)        -       -             -
Amortization of restricted
 stock.........................   -      -        -      -          -        -          279         -       -            279
Adjustments for minority interest
 in operating partnership......                   -      -        (483)      -          -           -       -           (483)
Conversion of OP Units into
 common Stock..................   -      -        47     -       1,242       -          -           -       -          1,242
Loans to officers..............   -      -      -        -          -        -          -           -       (698)       (698)
Issuance of shares of employee
 stock purchase plan...........   -      -         2     -          42       -          -           -       -             42
Dividends......................   -      -       -       -          -     (7,258)       -           -       -         (7,258)
Net income.....................   -      -       -       -          -      5,629        -           -       -          5,629
                               ----------------------------------------------------------------------------------------------
BALANCE at June 30, 1999.......  800   $20,000 7,730   $ 77   $121,176   $(5,587)   $(2,255)   $(3,298)  $(2,591)   $127,522
                               ==============================================================================================

            See accompanying notes to consolidated financial statements
                                       6

                           GOLF TRUST OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS            SIX MONTHS
                                                                       ENDED                ENDED
                                                                   JUNE 30, 1999        JUNE 30, 1998
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................  $  5,631             $  5,720
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization..................................     7,953                4,265
    Loan cost amortization.........................................       421                  280
    Straight-line interest and rent................................      (640)                (664)
    Amortization of restricted stock compensation..................       279                  306
    Income applicable to minority interest.........................     3,550                3,786
    Increase in receivable from affiliates.........................       (30)                (375)
    Increase (decrease) in other assets............................       221               (4,938)
    Increase (decrease) in accounts payable and other liabilities..    (2,561)               2,522
                                                                   ----------           ----------
Net cash provided by operating activities..........................    14,824               10,902
                                                                   ----------           ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements........................   (12,263)            (136,236)
  Increase in mortgage notes receivable............................      (104)              (3,063)
  Cash  proceeds from sale of land.................................       975                  -
                                                                   ----------           ----------
Net cash used in investing activities..............................   (11,392)            (139,299)
                                                                   ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings payments on line of credit.......................     (1,025)             120,675
  Payments on notes and line of credit............................     (5,169)                 (92)
  Loan fees.......................................................     (1,399)               5,000
  Loans to officers...............................................       (648)                (765)
  Preferred stock proceeds........................................     20,000
  Preferred stock cost............................................       (878)
  Redemption of OP Units..........................................     (1,775)                 159
  Distributions to partners.......................................     (4,671)              (3,965)
  Dividends paid..................................................     (7,258)              (6,258)
                                                                   ----------           ----------
Net cash provided by (used in) financing activities...............     (2,823)             114,754
                                                                   ----------           ----------
Net increase in cash..............................................        609              (13,643)
Cash and cash equivalents, beginning of period....................      1,891               14,968
                                                                   ----------           ----------
Cash and cash equivalents, end of period.......................... $    2,500           $    1,325
                                                                   ==========           ==========

            See accompanying notes to consolidated financial statements
                                       7

                           GOLF TRUST OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS            SIX MONTHS
                                                                       ENDED                ENDED
                                                                   JUNE 30, 1999        JUNE 30, 1998
                                                                   -------------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period.................................. $    7,508           $    2,834

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment in accruals or deferred purchases.......... $     -              $    3,992
OP Units issued in golf course acquisitions and financing......... $      979           $    9,716
Debt acquired with acquisition ................................... $     -              $   12,927

            See accompanying notes to consolidated financial statements
                                       8

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         GENERAL

         The accompanying consolidated financial statements included the accounts of Golf Trust of America, Inc., its wholly owned subsidiary corporations and limited liability companies, and its majority-owned and controlled partnership ("GTA"). The outside equity interests in the consolidated partnership not owned and controlled by GTA are reflected as the minority interest in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

         GTA is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and, in one instance, through a wholly owned subsidiary of Golf Trust of America, L.P. Currently, we hold participating interests in 46 golf courses (the "golf courses"), 42 of which are owned by us and four of which serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 42 courses that we own, 40 are held in fee simple and two are held pursuant to long-term ground leases. The golf courses are located in Florida (14), South Carolina (6), Illinois (3.5), Ohio (3), California (2.5), Michigan (3.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, and New Mexico. Golf course quantities are stated in terms of 18-hole equivalents, such that one 27-hole golf course facility would be counted as 1.5 golf courses.

         Because of the tax rules applicable to REIT's, we cannot operate our golf courses. Thus when we acquire a golf course, we lease it back to an affiliate of the seller or to another qualified operator. Often times, we lease the golf course back to the seller's affiliate in instances where we believe that the seller's familiarity with local conditions and continuity of management facilitates the golf course's growth and profitability (which we participate in under certain conditions as described below). However, we also have developed strong relationships with multi-course operators who lease a number of our golf courses.

         INTERIM STATEMENTS

         The accompanying consolidated financial statements for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         MINORITY INTEREST

         The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' percentage interest in the net assets of Golf Trust of America, L.P. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of Golf Trust of America, L.P. The reallocation for the six month period ended June 30, 1999 and the year ended December 31, 1998 was approximately $0.5 million and $8.0 million, respectively.

         EARNINGS PER SHARE

         The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental common shares, using the treasury stock method for stock options. The incremental common shares for the three months ended June 30, 1999 and 1998 were 36,000 and 296,000 respectively. The incremental common shares for the six months ended June 30, 1999 and 1998 were 40,000 and 248,000 respectively. Since the conversion of the preferred shares would be anti-dilutive, these amounts are not included in the calculation of diluted shares.

         PERCENTAGE RENT AND PARTICIPATING INTEREST

         In May 1998, the define Emerging Issues Task Force ("EITF") issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provided that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. Consequently, WE generally will not recognize percentage rent until the third or fourth quarter of a tenant's fiscal year, which in some instances may be different than the third and fourth quarter of the calendar year. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there may be material impact to GTA's earnings per share, financial condition, and results of operations while, on an annual basis, there is no effect to GTA's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company has continued to account for contingent rents in accordance with Issue No. 98-9. As a result of EITF 98-9, no percentage rent or participating interest was recognized in the first two quarters of 1999.

2.       ACQUISITIONS AND DISPOSITION

         In May 1999, GTA acquired Metamora Golf and Country Club, an 18-hole upscale golf facility located in Metamora, Michigan for $5.9 million. GTA leases the golf facility to an affiliate of Total Golf. Total Golf and its affiliates lease 3.5 courses from GTA, including Mystic Creek Golf Club and Brentwood Golf & Country Club. As part of the purchase price, 10,172 units of Series B OP Units valued at $295,000 were issued at the closing of the acquisition. The newly created Series B OP Units are convertible into OP Units on a one-for-one basis at the election of the holder. Distributions on the Series B OP Units are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such distributions will be in an amount per share equal to the greater of (i) $0.60 per quarter (or $2.40 per annum) (equal to a annual rate of 8.25% of the issue price per share) or (ii) the cash distribution paid or payable on the number of OP Units into which a Series B OP Unit is then convertible (determined on each of the quarterly distribution payment dates referred to above). The initial distribution for the quarter in which the closing occurred was prorated based on the number of days between issuance of the Series B OP Units and June 30, 1999, the final day of the fiscal quarter.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

2.       ACQUISITIONS AND DISPOSITION (CONTINUED)

         On May 1, 1999, Olde Atlanta exercised its lessee performance option, as permitted by the applicable participating lease. In this "re-cap" procedure, earnings in excess of the tenant's rental obligations were capitalized at our forward-looking equity cost of capital. The value of the OP Unit was $22.19 and the acquisition cap rate was 12.5%. The tenant, pursuant to the re-cap procedure, increased the collateral supporting its obligation under the participating lease. The re-cap was calculated pursuant to our normal underwriting process. Golf Trust of America, L.P. issued 30,826 OP Units valued at $684,000 and paid cash of $293,000, resulting in an increase in base rent from $891,000 to $1,000,000.

         In June 1999, Sandpiper GTA Development, Inc. (a taxable subsidiary in which GTA holds a 95% economic interest,) sold the 14-acre parcel of land located across from the Sandpiper Golf Course in Santa Barbara, California for a total sales price of $5.3 million, which approximates the basis in the property. The sales price included a $4.2 million note secured by a first deed of trust on the parcel, which accrues interest at 10% per annum and is due in one year with two one-year extensions. These extensions require partial repayment and increase the interest rate to 12% for the third and final year of the note.

3.    LEASES

      All of our golf course leases are participating leases that require the lessees to make payments of a fixed amount of base rent and a variable amount of additional rent based on growth in revenue at the golf course. Participating rent will generally be paid each year in the amount, if any, by which the sum of 33 1/3% of gross golf revenue exceeds the cumulative base rent escalation since the commencement date of such leases. The base rent generally increases annually by the lesser of 3% to 5%, or a multiple of the change in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to between 5% and 7% during the first five years of the lease term. There was no participating rent (or participating mortgage interest under the mortgage note receivable) for the three and six months ended June 30, 1999, compared to $155,000 and $520,000 for the three and six months ended June 30, 1998. The decrease in participating rent and participating mortgage interest reflects the application of EITF No. 98-9 and we believe that on an annualized basis the participating rent and participating mortgage interest should be materially consistent with the prior year.

4.     COMMITMENTS

       LESSEES

       Typically, we lease our golf courses to affiliates of the prior owners and other initial operators believed to be qualified under non-cancelable participating leases for an initial term of ten years, with options to extend the initial term of each participating lease up to a maximum of forty years. From the lease payments, we are generally required to make available a reserve of between 2% and 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long-term categories and, therefore, the balance (at June 30, 1999, and 1998 of $2,056,000 and $791,000, respectively) may not be currently available to the lessees.

     Under certain circumstances, the base rent for a golf course will be increased when GTA agrees to pay for significant capital improvements or for expansion of the existing facilities. Of our $16.0 million capital improvement commitments, approximately $7.0 million has been funded to date.

     In limited circumstances, we agree to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes, or as set forth in the participating lease, and bear interest at fixed rates between 9.24% and 10.0%. Of our $9.0 million working capital commitments, approximately $4.8 million has been funded to date. Typically, we require the lessee to increase the pledged collateral for the funded amounts.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

4.   COMMITMENTS (CONTINUED)

     In addition, we are engaged in preliminary negotiations with the lessee of one of the golf courses to increase the aggregate amount of the capital improvement and working capital loans from $11.0 million to up to $22.0 million, subject to final approval by the Board of Directors.

     To accommodate the tax objectives of certain golf course sellers who have received OP Units as partial consideration for the acquisition cost of golf courses, we have agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years.

5.   DEBT

     Debt consists of the following:

     -------------------------------------------------------- --------------- --------------
                                                                  JUNE 30,     DECEMBER 31,
     (IN THOUSANDS)                                                1999            1998
     -------------------------------------------------------- --------------- --------------
     REVOLVING CREDIT FACILITY
     $200.0 million  unsecured  revolver with weighted           $191,900        $125,000
     average interest rates of 6.7% maturing April 2002                                                                -
     -------------------------------------------------------- --------------- --------------
     BRIDGE LOAN
     $100.0  million  unsecured with weighted average               -            $ 67,925
     interest rates of 6.7% maturing April 1999
     -------------------------------------------------------- --------------- --------------
     NOTES PAYABLE
     Secured  financing with net book value of the               $ 12,540        $ 17,709
     properties of $21.2 million with interest
     rates of 8.75% maturing in November 2016
     -------------------------------------------------------- --------------- --------------
     TOTAL                                                       $204,440        $210,634
     -------------------------------------------------------- --------------- --------------

     REVOLVING CREDIT FACILITY AND BRIDGE LOAN

     As of April 6, 1999, GTA amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. GTA pays interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At June 30, 1999, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 6.7% per annum. The amended and restated Credit Facility replaced the Bridge Loan.

     The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and changes in the Board of Directors, among others. At the present time, these covenants have been met.

     In addition to the Credit Facility, on April 6, 1999 GTA also obtained a $25.0 million unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which is one year in the case of the $25 million line of credit.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

5.   DEBT (CONTINUED)

     DEBT MATURITIES

     Aggregate maturities of long-term debt for each of the five years following June 30, 1999 are as follows:

                        -------------------      -------------
                          (In thousands)              Amount
                               1999(6 months)        $    157
                               2000                  $    335
                               2001                  $    365
                               2002                  $192,298
                               2003                  $    435
                               2004                  $    474
                            Thereafter               $ 10,376
                        -------------------      -------------

     INTEREST RATE SWAP AGREEMENT

     In September 1998, we entered into an interest rate swap agreement with Bank of America to reduce the impact of changes in interest rates on our Credit Facility. The swap agreement matures in February 2000, and has a total notional amount of $76,800,000. The swap agreement effectively converts a portion of our floating rate debt to fixed rate debt. We pay Bank of America a fixed rate of 5.08% per annum (for an all-inclusive rate of 6.83% per annum for June 30, 1999). We are exposed to credit loss in the event of nonperformance by Bank of America.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

6.   PREFERRED STOCK AND OTHER PREFERRED INTERESTS

     SERIES A PREFERRED STOCK

     On April 2, 1999, GTA completed a public offering of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P.

     Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears, when, and as if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend for the quarter was prorated and paid on July 15, 1999 based on the number of days between April 2, 1999 and June 30, 1999, the final day of the fiscal quarter.

     The Series A Preferred Stock is convertible, in whole or in part, at the option of the holder at any time into common shares at a conversion price of $26.25 per common share (equivalent to an initial conversion rate of approximately 0.95238 common shares per Series A Preferred Share), subject to adjustment in certain circumstances.

     Except in certain circumstances relating to preservation of GTA's status as a "REIT", the Series A Preferred Shares are not redeemable at GTA's option prior to April 2, 2004. On and after such date, the Series A Preferred Shares will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and, thereafter, declining by 1% each year so that the premium is zero on and after April 2, 2008.

     SERIES B OP UNITS

     In May 1999, GTA acquired Metamora Golf and Country Club, an 18-hole upscale golf facility located in Metamora, Michigan for $5.9 million. As part of the purchase price, at the closing, 10,172 units of Series B OP Units valued at $295,000 were issued at $29.00 per share (which reflects a 20% conversion premium at the time of closing). The newly created Series B OP Units are convertible into OP Units on a one-for-one basis at the election of the holder. These perpetual preferred units are scheduled to pay a distribution of 8.25% based on the initial issuance price.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

7.   STOCK OPTIONS AND AWARDS

     EMPLOYEE STOCK PURCHASE PLAN

     On March 1, 1998, we adopted an Employee Stock Purchase Plan ("the Plan") to provide most employees with an opportunity to purchase common shares in GTA through payroll deductions of, up to 10% of eligible compensation, with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase common shares at the lesser of 85% of the fair market value of common shares at the beginning or ending of such six-month period. The Plan expires on February 28, 2008. A total of 250,000 common shares are available for purchase under this Plan. In January 1999, 1,768 common shares were issued and in July 1999, an additional 2,152 common shares were issued. Compensation expense, related to the Plan, was $8,000 for 1999 compared to $10,000 in 1998.

     RESTRICTED STOCK

     For the six months ended June 30, 1999 and 1998, GTA granted 44,000 and 20,939 common shares, respectively, of restricted stock to employees under GTA's 1998 and 1997 Stock-Based Incentive Plans. The market value of the restricted stock grants in 1999 and 1998 totaled $1,001,000 and $607,000, respectively. Unearned compensation is being amortized to an expense item over the vesting period, which ranges from three to five years. Such expense amounted to approximately $159,000 and $153,000 for the three months ended June 30, 1999 and 1998, respectively, and $273,000 and $305,000 for the six months ended June 30, 1999 and 1998, respectively. During the 4th quarter of 1998, the Compensation Committee accelerated to January 4, 1999 the vesting of 6,685 common shares of restricted stock that otherwise would have vested in September 19, 1999.

     LOANS TO OFFICERS

     In 1997, the Board of Directors of GTA approved a Company Policy, which has subsequently been amended and restated with respect to loans to executive officers and certain key employees relating to purchases of GTA common shares (the "Loan Program"). Pursuant to the Loan Program, GTA may lend amounts to certain GTA executive officers for one or more of the following purposes: (1) to finance the purchase of common shares by certain executive officers on the open market at the then-current market prices; and (2) to finance an executive officer's payment of the exercise price of options to purchase common shares granted to such employees under GTA's option plans; or (3) to finance the annual tax liability of certain executive officers related to the vesting of shares of common shares which constitute a portion of a restricted stock award granted to such employees under GTA's option plans. The maximum aggregate amount GTA may loan to an executive officer is determined on a case-by-case basis by the Compensation Committee. Common shares, which are the subject of a loan, serve as collateral for the repayment of the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as defined by the Internal Revenue Service, in effect on the execution date of the loan. Interest is paid on an annual basis and varies from 4.4% - 6.0% per annum. Each note becomes due and payable in full on the fifth anniversary of the execution date thereof. As of June 30, 1999, GTA had made loans in the amount of $2,600,000 and had an undisbursed remaining commitment of $900,000.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

8.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in GTA's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of golf courses owned by GTA under triple net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

     The following table sets forth certain combined condensed financial information for Legends Golf.

                                                         June 30,     December 31,
     (IN THOUSANDS)                                        1999           1998
     -------------------------------------------------------------------------------
                                                        (UNAUDITED)
     Current assets                                       $  7,856     $  2,978
     Non-current assets                                     15,648       20,650
                                                            ------     --------

     Total assets                                         $ 23,504     $ 23,628
                                                          ========     ========

     Payable to Golf Trust of America, L.P.               $  1,060     $  1,030
     Other current liabilities                                 886        1,340
     Total long-term liabilities                            18,745       20,916
     Total owners' equity                                    2,813          342
                                                           -------     --------

     Total liabilities and owners' equity                 $ 23,504     $ 23,628
                                                         =========     ========

                                                         For the three months
                                                             ended June 30,
                                                         ---------------------
     (IN THOUSANDS)                                       1999            1998
     ---------------------------------------------------------------------------
                                                       (UNAUDITED)    (UNAUDITED)
     Total Revenues                                      $ 7,859       $  7,908
     Operating Income                                    $   743       $    516
     Net Income                                          $ 2,016       $  1,815

     Total revenues from golf course operations for Legends Golf remained the same for the three months ended June 30, 1999, compared to the three months ended June 30, 1999. Increases in revenues in Myrtle Beach were offset by decreases in the revenues in Virginia. Total rounds played decreased by approximately 5.1% from the same period in 1998.

     Operating income increased by $0.2 million to $0.7 million for the three months ended June 30, 1999 compared to $0.5 million for the corresponding period in 1998. The increase is primarily due to a decrease in maintenance and administrative expenses. Net income was $2.0 million for the three months ended June 30, 1999 compared to $1.8 million for the three months ended June 30, 1998, primarily due to the increased operating income net of a reduction of the equity in earnings of Golf Trust of America, L.P.

                           GOLF TRUST OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

8.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE (CONTINUED)

                                               For the six months ended June 30,
                                               ---------------------------------
     (IN THOUSANDS)                                1999                  1998
     ---------------------------------------------------------------------------
                                               (UNAUDITED)            (UNAUDITED)
     Total Revenues                             $  13,610              $  13,207
     Operating Loss                             $    (280)             $    (654)
     Net Income                                 $   2,140              $   2,094

     Total revenue from golf course operations for Legends Golf increased by $0.4 million to $13.6 million from $13.2 million for the six months ended June 30, 1998. The increase was primarily attributable to increased greens fees, cart rentals and food and beverage sales at the Myrtle Beach area courses net of reduced green fees in Virginia.

     Operating loss decreased by $0.4 million to $0.3 million for the six month ended June 30, 1999 compared to $.7 million for the corresponding period in 1998. The decrease was primarily the result of the increase in revenues. Net income was $2.1 million for the six months ended June 30, 1998 compared to $2.0 million for the six months ended June 30, 1998, primarily due to the reduction in operating loss net of the reduction in the equity in earnings of Golf Trust of America, LP.

     Effective July 1, 1999, Larry D. Young, a director of GTA, acquired the stock of the lessee of the Bonaventure courses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Lessee Results of Operations - Bonaventure Restructuring."

9.   SUBSEQUENT EVENTS

     PAYMENT OF DIVIDENDS

     On June 14, 1999, the Board of Directors declared a quarterly dividend distribution of $0.44 per common share for the quarter ended June 30, 1999, to stockholders of record on June 30, 1999, which was paid on July 15, 1999. Also, on July 15, 1999, the Series A Preferred Stock, and Series B OP Unit holders were paid partial period dividends of $0.572 per share and distributions of $0.336 per unit, respectively. These amounts were funded primarily from an advance on our Credit Facility.

     ACQUISITION OF THE PETE DYE GOLF CLUB

     On July 27, 1999, GTA acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. The purchase price of $10.0 million includes the issuance of preferred OP Units valued at approximately $1,350,000. The OP Units were issued in the form of Series C convertible preferred OP Units at a conversion price of $27.58 per share and have a preferred return equivalent to 8.91%. The course is leased to an affiliate of the prior owner of the club. The initial term of the participating lease is 10 years with four 5-year extensions. In addition, GTA made the prior owner a loan of $5.8 million, at a 10.5% per annum interest rate, to complete the construction of a new clubhouse and other amenities at the club (of this $5.8 million amount, $5.1 million was funded at closing). The purchase and loan were funded through a $10.0 million secured loan from City National Bank of West Virginia, a $3.1 million advance on our Credit Facility and $1,350,000 in preferred OP Units. The City National Bank loan bears interest at prime, subject to adjustment quarterly (the interest rate was 8.0% per annum at the time of closing) and is due in July 2002, with a requirement to have the balance be no more than $5.0 million in July 2001.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND FORMATION

     Golf Trust of America, Inc. conducts business through an operating partnership, Golf Trust of America, L.P., of which we own a 59.5% interest through our two wholly owned subsidiaries, one of which is the general partner. Larry D. Young, a director of GTA, along with his affiliates own 28.7% of the operating partnership and are a significant lessee. The remaining interest in the operating partnership is held by operators of the golf courses, their affiliates and officers of GTA.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent our expectations concerning future events, including the following: statements regarding GTA's continuing ability to target and acquire high quality golf courses; the expected availability of the Credit Facility and other debt and equity financing; the lessees' future cash flows, results of operations and overall financial performance; the expected tax treatment of our operations; a potential paper-clip structure; and our beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by GTA in the future may differ materially from the expected results described in our forward-looking statements. The following discussion should read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and with GTA's Annual Report for 1998 on Form 10-K (as amended by Form 10-K/A).

     GTA was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. Our principal business strategy is to acquire upscale golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. We have the ability to issue units of limited partnership interest ("OP Units") in the operating partnership. OP Units are redeemable by their holder for cash, or at our election, for common shares of GTA on a one-for-one basis. When we acquire a golf course in exchange for OP Units, in most instances the seller of the course does not recognize income until it exercises the redemption right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. We believe we have a competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchase, because of the utilization of a multiple independent lessee structure, our substantial industry knowledge, experience, and relationships within the golf community, our strategic alliances with prominent golf course operators and our ability to issue OP Units to golf course owners on a tax-deferred basis.

ACQUISITIONS AND DISPOSITION

     In May 1999, GTA acquired Metamora Golf and Country Club, an 18-hole upscale golf facility located in Metamora, Michigan for $5.9 million. GTA leases the golf facility to an affiliate of Total Golf. Total Golf and its affiliates lease 3.5 courses from GTA, including Mystic Creek Golf Club and Brentwood Golf & Country Club. As part of the purchase price at closing, 10,172 Series B OP Units valued at $295,000 were issued. The newly created Series B OP Units are convertible into common OP Units on a one-for-one basis at the election of the holder. Distributions on the Series B OP Units are cumulative from the date of original issuance and are payable quarterly in arrears, when, as and if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such distributions will be in an amount per unit equal to the greater of (i) $0.60 per quarter (or $2.40 per annum) (equal to an annual rate of 8.25% of the issue price per share) or (ii) the cash distribution paid or payable on the number of common OP Units into which a Series B OP Unit is then convertible (determined on each of the quarterly distribution payment dates referred to above).

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ACQUISITIONS AND DISPOSITION (CONTINUED)

     On July 27, 1999, GTA closed its acquisition of the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. The purchase price of $10.0 million included the issuance at closing of preferred OP Units valued at approximately $1,350,000. The OP Units were issued in the form of Series C Convertible Preferred OP Units at a conversion price of $27.58 per unit and have a preferred return equivalent to 8.91%. The course is leased to an affiliate of the prior owner of the golf course. The initial term of the participating lease is 10 years with four 5-year extensions. In addition, GTA made the prior owner a loan of $5.8 million at a 10.5% per annum interest rate to complete the construction of a new clubhouse and other amenities at the golf course (of this $5.8 million amount, $5.1 million was funded at closing). The purchase and loan were funded through a $10.0 million secured loan from City National Bank of West Virginia, a $3.1 million advance on our Credit Facility and $1,350,000 in preferred OP Units. The City National Bank loan bears interest at prime, subject to adjustment quarterly (8.0% per annum at the time of closing) and is due in July 2002, with a requirement to reduce the balance outstanding to a maximum of $5.0 million by July 2001.

     In June 1999, Sandpiper GTA Development, Inc. sold the undeveloped 14-acre parcel of land located across from the Sandpiper Golf Course in Santa Barbara, California for $5.3 million, which approximates the basis in the property. The sales price includes a $4.2 million note secured by a first deed of trust on the parcel, and the note accrues interest at 10% per annum and is due one year from closing with two one-year extensions. These extensions require partial repayment and increase the interest rate to 12% per annum for the third and final year of the note.

REVENUE GROWTH

     Our primary sources of revenue are lease payments under the participating leases and mortgage payments under the participating mortgage. Participating rent is generally equal to 33-1/3% of the increase in gross golf revenues over the gross golf revenues for the golf course for the base year, as adjusted by us in determining the initial base rent. Base rent will generally increase each year by the base rent escalator during the first five years of the lease term, generally equal to the lesser of 3% to 5% or a multiple of the change in the CPI over the prior year. Annual increases in lease payments are generally limited to a maximum between 5% and 7% for the first five years of the lease term.

     We believe the principal source of growth in gross golf revenues at the golf courses will be increased green fees, cart fees, and other related fees. In order to achieve higher revenues, we believe the lessees will need to continue to offer golfers a high quality golf experience as it relates to the pace of play, condition of the golf course and overall quality of the facilities.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     For the three months ended June 30, 1999 and 1998, GTA received $13,720,000 and $10,448,000, respectively, in revenue from the participating leases and the mortgage note receivable, respectively. The increase in revenues is due to (1) minimum increases of approximately $397,000, (2) a full quarter of operations for 1999 for 1998 acquisitions resulting in $2,819,000 in additional rental revenue, (3) rent from new course acquisitions of $98,000, (4) $113,000 of additional interest from the mortgage note receivable reflecting increased principal outstanding and minimum increases under the mortgage note, and (5) the decrease in participating rent of $155,000.

     Expenses totaling $5,207,000 and $3,756,000 for the three months ended June 30, 1999 and 1998, respectively, reflect depreciation and amortization and general and administrative expenses. The increase reflects additional depreciation of $1,490,000 for the 1998 acquisitions. Interest expense was $3,830,000 for the three months ended June 30, 1999, compared to $2,006,000 for the three months ended June 30, 1998, due to the increased leverage required to fund over $200 million in acquisitions for 1998.

     The loss of the sale of assets in 1998 derived from one location where the golf carts were traded in as part of a new leasing program, and another location where a new clubhouse was built and the old facility replaced, and no corresponding loss was incurred in 1999.

     For the three months ended June 30, 1999 and 1998, net income was $2,917,000 and $2,639,000, respectively. The increase in net income is primarily the result of the loss from the sale of assets of $370,000 incurred in 1998 and for which no corresponding loss was incurred in 1999.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     For the six months ended June 30, 1999 and 1998, respectively, GTA received $27,045,000 and $19,368,000 in revenue from the participating leases and from the mortgage note receivable, respectively. The increase in revenues is due to (i) minimum base rental increases of approximately $559,000, (ii) rent of $7,357,000 from new course acquisitions and expansions, (iii) $281,000 in interest from the mortgage note receivable, as a result of future advances, which was issued on June 20, 1997, and (iv) a $520,000 decrease in participating rent, which, as discussed above in Note 1 to the Consolidated Financial Statements, reflects primarily a change in accounting treatment for contingent rents.

     Expenses totaled $10,729,000 and $6,733,00 for the six months ended June 30, 1999 and 1998, respectively, and reflect depreciation, amortization, general and administrative expenses. The increase reflects (i) additional depreciation of $3,680,000 for the acquisitions made after June 30, 1998, and
(ii) additional general and administrative costs of $316,000.

     Additional interest expense of $4,586,000 results from the acquisitions made during 1998 and which were either partially included in the first six months of 1998 or not included at all.

     The loss of the sale of assets in 1998 derived from one location where the golf carts were traded in as part of a new leasing program and another location where a new clubhouse was built and the old facility replaced, and no corresponding loss was incurred in 1999.

     Net income for the six months ended June 30, 1999 and 1998, was $5,631,000 and $5,720,000, respectively.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LESSEE RESULTS OF OPERATIONS

     OSAGE REDEMPTION OF UNPLEDGED OP UNITS

     On March 19, 1999, we declared an event of default under the Osage National Golf Club Lease for, among other reasons, tenant's failure to timely pay rent. GTA, the prior owner and tenant agreed to address the default as follows: (i) GTA redeemed certain unpledged OP Units owned by the prior owner to bring rent and other sums due under the lease current; (ii) the prior owner entered into a redemption agreement for all OP Units pledged as collateral under the participating lease; (the redemption agreement is being held in escrow and will be released from escrow and the pledged OP Units redeemed as a termination payment in the event that another default occurs under the participating lease before June 30, 2001); (iii) we obtained greater control of operating accounts at the course and the tenant agreed to fund an operating shortfall reserve account from excess cash flow up to a maximum amount of $500,000 for the remaining term of the participating lease; and (iv) we consented to a management agreement between the tenant and Granite Golf Management, Inc. who will now manage the golf course.

     On June 30, 1999, the parties entered into a Settlement Agreement and First Amendment to Lease, along with several other related documents, evidencing the foregoing. As a part of the transaction, we neither released nor redeemed any collateral securing the participating lease, and we believe we strengthened our collateral position by obtaining the right to promptly redeem the existing pledged collateral as a termination payment in the event of another default. Additionally, the terms of the participating lease were not changed in any material way except for the inclusion of the operating shortfall reserve account to be funded by the tenant. The operating results of the golf course are generally consistent with management's expectations and underwriting criteria.

     BONAVENTURE LESSEE

     Effective July 1, 1999, an affiliate of The Legends Group acquired the outstanding stock of Emerald Dunes - Bonaventure, Inc., the lessee at Bonaventure. The $181,000 funding still available under GTA's capital improvement commitment to Bonaventure was converted to a working capital reserve. There has been no reduction in payment terms under the participating lease, however, we are considering modifying the participating lease to allow the new lessee additional capital improvement and working capital funding to facilitate the continued repositioning and improvement of the facility. The collateral to secure the lessee's obligations under the participating lease pledged by the initial lessee was released and substituted with equivalent collateral held by Mr. Young and his affiliates. Mr. Young is a Director of GTA.

     GRANITE DEFAULT

     On June 24, 1999, GTA declared a default under each of the participating leases where Granite Golf or one of its affiliates is the lessee ("Granite") (Tiburon Golf Club, Silverthorn Country Club, Persimmon Ridge Golf Club and Black Bear Golf Course) for failure to timely pay rent under the terms of the respective participating leases in part caused by corporate level reorganizational measures undertaken by Granite Golf. GTA and the Granite tenants have agreed to (i) permit us to redeem all of the OP Units and GTA common shares pledged to us, and apply the same against past due obligations and retain any balance, and (ii) permit us to terminate the participating leases with the Granite tenants as a result of such defaults, subject to permitting Granite the right to consult with GTA in the management of the courses for a limited period which will help facilitate the orderly transition of the course operations. We anticipate entering into new participating leases with respect to the courses and have commenced discussions to seek to re-let such courses. We do not believe the participating leases will need to be restructured in any material manner, and we believe the revenues and expenses of the courses, in the aggregate, is consistent with our expectations and underwriting criteria.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash flow from operating activities for the six months ended June 30, 1999 and 1998 was $14,824,000 and $10,902,000, respectively. This reflects net income before minority interest, plus non-cash charges to income for depreciation, loan cost amortization, straight line rents and interest and working capital changes. Our investing activities reflect course improvements and capital replacement reserve costs of $12,263,000 for the first six months of 1999 which included the $3.3 million acquisition of an additional nine holes at Northgate Country Club, the cash portion of the Metamora Golf Course for $5.0 million, the cash portion of the Olde Atlanta re-cap of $293,000, and $3.6 million for improvements at Eagle Ridge and other courses. This compares to our advances on our mortgage note receivable related to the Westin Innisbrook facility of $3,063,000 and the cash portion of our golf course acquisitions of $136,236,000 for the first six months of 1998. During the first two quarters of 1998, we acquired 13 courses for a total investment of $155,400,000, including $12,927,000 of assumed indebtedness and $9,716,000 in the issuance of OP Units. During the first six months of 1999, our financing activities netted to $609,000. As previously mentioned on April 2, 1999, we sold 800,000 preferred shares for gross proceeds of $20,000,000 net of associated costs of $878,000. With the proceeds we paid down $1,025,000 under the Credit Facility, repaid notes of $5,169,000, paid loan costs associated with the amendment and restatement of the Credit Facility of $1,399,000, made new officer loans of $648,000 and paid dividends and partner distributions of $11,929,000 for the six months ended June 30, 1999. This compares to $14,754,000 of financing activities for 1998, including net borrowings of $125,675,000, less payment of dividends and partner distributions of $10,223,000 for the six months ended June 30, 1998.

     As of April 6, 1999, we amended and restated our unsecured revolving credit facility ("Credit Facility") to $200.0 million with a consortium of banks led by Bank of America, as lead agent. We pay interest only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At June 30, 1999, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75%.

     Funds available under the Credit Facility are limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and changes in the Board of Directors, among others. At the present time, these covenants have been met.

     In addition to the Credit Facility, we also obtained a $25.0 million dollar unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which is one year in the case of the $25 million line of credit. Currently, there are $700,000 of borrowings outstanding under such facility.

     In connection with the issuance of OP Units, we have agreed to maintain a minimum loan balance of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to minimize certain adverse tax consequences from their contribution of their courses to GTA.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (CONTINUED)

     We intend to invest in additional golf courses as suitable opportunities arise, but we will not undertake investments unless adequate sources of financing are available. We anticipate that future acquisitions would be funded with debt financing provided by the Credit Facility, the issuance of OP Units or with net proceeds of additional equity offerings. In the future, we may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by GTA may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. Except as described below, we currently have no binding agreement to acquire any additional golf courses. We are currently in active negotiations regarding the acquisition of additional golf courses.

     We have on file with the Securities and Exchange Commission a universal shelf registration statement registering the issuance of debt securities, common stock, preferred stock or warrants as well as resales of securities issued upon redemption of certain OP Units by their holders, with a remaining availability of approximately $280.0 million. The exact amount of debt, common stock, preferred stock, and warrants issued will depend on acquisitions, asset shares, GTA's unsecured debt and preferred stock ratings, and the general interest rate environment.

     Our acquisition capabilities are enhanced by our existing capital structure. We generally intend to maintain a capital structure with consolidated indebtedness representing no more than 50% of our total capitalization, although we have no express limitation on our ability to incur indebtedness.

COMMITMENTS

         Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable participating leases for an initial period of ten years with options to extend the term of each participating lease up to forty years. From the lease payments, we are generally required to make available a reserve between 2% and 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short-term and long-term categories and, therefore, the balance which, at June 30, 1999 and 1998 was $1,400,000 and $790,000, respectively, may not be currently available to the lessees.

     Under certain circumstances, the base rent for a course will be increased when GTA agrees to pay for significant capital improvements or for expansion of the existing facilities. Of our $16.0 million capital improvement commitments, approximately $7.0 million has been funded as of June 30, 1999.

     In limited circumstances we agree to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the applicable participating lease, require appropriate collateral and bear interest at fixed rates between 9.0% and 10.0% per annum. Of our $9.0 million working capital commitments, approximately $4.8 million has been funded to date.

     In addition, we are engaged in preliminary negotiations with a lessee of one of the golf courses to increase the aggregate amount of the capital improvement and working capital loan from $11.0 million to up to $22.0 million. Working capital loans are evidenced by promissory notes or as set forth in the participating lease.

     In the normal course of business, we enter into commitments and letters of intent to acquire golf courses and related facilities. We are in various stages of negotiation and due diligence review for each of these acquisitions. Completion of these transactions is subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that we will continue to pursue or complete the acquisition of any of these golf course acquisitions.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING COMPANY

     We, like many other REITs which are prohibited by tax laws from operating their properties, are exploring the possibility of creating an operating company, often called a "paper-clip" company. Such a structure permits a REIT to form a new company, generally a public company, and dividend shares in such company to its shareholders. The shares can then be traded together, although there is no requirement that they do so. In our case, any such new operating company would enter into leases with the REIT to operate some or all of our golf courses.

     The purpose of such a structure is generally twofold. First, it minimizes any perceived conflict of interest between the operators of the golf courses and the REIT, because the shareholders of each are generally the same parties. Second, it permits shareholders to participate in the net operating income at the golf course level.

     For our purposes, we do not view such a structure as a material departure from the business plan we have pursued from our inception. In particular, even if we were to implement such a structure, we would still actively target acquiring golf courses from experienced operators and lease the courses back to such operators independent of the operating company. We believe that such a structure would, however, permit us to more effectively acquire and operate golf courses which today are leased to third parties unaffiliated with the prior owner and to otherwise expand our platform for golf course acquisitions.

     Our analysis of the foregoing structure is preliminary at this time and there are no assurances that we will undertake the implementation of the same or that it would be advisable to do so.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     FFO and CAD for the three months ended June 30, 1999 and 1998 presented on a historical basis are summarized in the following table:

                                                       THREE MONTHS      THREE MONTHS
                                                          ENDED              ENDED
                                                      JUNE 30, 1998      JUNE 30, 1998
                                                      --------------------------------
                                                      (UNAUDITED)       (UNAUDITED)
Income before minority interest.......................   $4,923          $  4,442
Depreciation and amortization for real estate assets..    3,942             2,452
Loss on sale of assets................................      -                 370
Preferred Dividends...................................     (458)              -
Preferred Distributions...............................     (  3)              -
                                                      --------------------------------
Funds from Operations.................................    8,404             7,244

Adjustments:
  Non-cash mortgage interest and rent.................     (321)             (332)
  Capital expenditure reserve.........................     (601)             (155)
                                                      --------------------------------
Cash Available for Distribution.......................    7,482             6,757
                                                      ================================

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

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

PART II.          OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS

                  Not Applicable.

     ITEM 2.      CHANGES IN SECURITIES

     TERMS OF SERIES A PREFERRED SECURITIES

     On April 2, 1999, we completed a public offering of 800,000 shares of GTA's 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P.

     Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to a annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of Common Shares into which a Series A Preferred Share is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend for the quarter in which the closing of the offering occurred was prorated based on the number of days between issuance of the shares and the final day of the fiscal quarter.

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

     TERMS OF SERIES B OP UNITS

     In May 1999, GTA acquired Metamora Golf and Country Club, an 18-hole upscale golf facility located in Metamora, Michigan for $5.9 million. GTA leases the golf facility to an affiliate of Total Golf. Total Golf and its affiliates lease 3.5 courses from GTA, including Mystic Creek Golf Club and Brentwood Golf & Country Club. As part of the purchase price at the closing, 10,172 Series B Preferred OP Units valued at $295,000 were issued at $29.00 per Unit, which reflects a 20% conversion premium at the time of closing. The newly created Series B Preferred OP Units are convertible into common OP Units on a one-for-one basis at the election of the holder. These perpetual preferred units pay a dividend of 8.25%.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

     ITEM 2.      CHANGES IN SECURITIES

     TERMS OF SERIES C OP PREFERRED UNITS

     On July 27, 1999, GTA acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. The purchase price of $10.0 million included the issuance at closing of OP Units valued at approximately $1,350,000. The OP Units were issued in the form of Series C convertible preferred OP Units which have a conversion price of $27.58 per share and have a preferred return of 8.91%.

     ADOPTION OF SHAREHOLDER RIGHTS PLAN

     On August 6, 1999, the Board of Directors of Golf Trust of America, Inc. declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of Common Stock to stockholders of record at the close of business on September 6, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $75.00, subject to adjustment. The Agreement (the "Rights Agreement") between the Company and the rights agent thereunder. Upon execution of the definitive agreement, the Company will file a current report on Form 8-K more fully describing the terms of the Rights.

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.



     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.


     ITEM 5.      OTHER INFORMATION

                  Not Applicable.

                           GOLF TRUST OF AMERICA, INC.
                                   FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

                  The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 1999 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

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

     3.2 Articles of Amendment of the Company, as filed with the Maryland State Department of Assessments and Taxation on June
                  9, 1998 (previously filed as Exhibit 3.1B to the Company's
                  Quarterly Report on Form 10-Q (Commission file No. 000-22091) filed August 14, 1998 and incorporated herein by reference).

     3.3 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
                  (Commission File No. 000-22091) filed May 15, 1998 and incorporated herein by reference).

     10.1*        Designation of Series B Preferred OP Units of Golf Trust of
                  America, L.P. dated May 11, 1999 (which designation has been entered as Exhibit D3 to the First Amended and Restated
                  Agreement of Limited Partnership of Golf Trust of America,
                  L.P., dated February 12, 1997, as amended February 1, 1998
                  (the "Partnership Agreement").

     10.2*        Designation  of Series C Preferred  OP Units of Golf Trust of
                  America, L.P. dated July 28, 1999 (which designation has been entered as Exhibit D4 to the Partnership Agreement).

     27.1*        Financial Data Schedule

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

                                    GOLF TRUST OF AMERICA, INC., registrant

                                    By: /S/ W. BRADLEY BLAIR, II
                                        ------------------------------------
                                        W. Bradley Blair, II
                                        President and Chief Executive Officer


/S/ W. BRADLEY BLAIR, II                                      8/13/99
------------------------------------------                    ----------------
W. Bradley Blair, II                                          Date
President, Chief Executive Officer and
Chairman of the Board of Directors


/S/ SCOTT D. PETERS                                           8/13/99
------------------------------------------                    ----------------
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

     EXHIBIT NO.  DESCRIPTION
     -----------  --------------------------------------------------------------
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

     3.2 Articles of Amendment of the Company, as filed with the Maryland State Department of Assessments and Taxation on June
                  9, 1998 (previously filed as Exhibit 3.1B to the Company's
                  Quarterly Report on Form 10-Q (Commission file No. 000-22091) filed august 14, 1998 and incorporated herein by reference).

     3.3 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
                  (Commission File No. 000-22091) filed May 15, 1998 and incorporated herein by reference).

     10.1*        Designation of Series B Preferred OP Units of Golf Trust of
                  America, L.P. dated May 11, 1999 (which designation has been entered as Exhibit D3 to the First Amended and Restated
                  Agreement of Limited Partnership of Golf Trust of America,
                  L.P., dated February 12, 1997, as amended February 1, 1998
                  (the "Partnership Agreement").

     10.2*        Designation  of Series C Preferred  OP Units of Golf Trust of
                  America, L.P. dated July 28, 1999 (which designation has been entered as Exhibit D4 to the Partnership Agreement).

     27.1*        Financial Data Schedule