Form 10-Q
period 1999-09-30
GOLF TRUST OF AMERICA INC
filed 1999-11-15
CIK 1024126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /.


On November 15, 1999, there were 7,735,855 common shares outstanding of the registrant's only class of common stock.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                      INDEX


                                                                                                                       PAGE
                                                                                                                       ----
PART I.         FINANCIAL INFORMATION


    ITEM 1.     FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of September 30, 1999 and  December 31, 1998..............     3
                 Condensed  Consolidated  Statements  of Income for the Three Months Ended  September 30, 1999 and       4
                 1998...............................................................................................
                 Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 1999 and 1998..     5
                 Condensed  Consolidated  Statements of Stockholders'  Equity for the [Nine Months Ended September
                 30, 1999] and the [Year Ended December 31, 1998]...................................................     6
                 Condensed Consolidated  Statements of Cash Flows for the Nine Months Ended September 30, 1999 and       7
                 1998 ..............................................................................................
                 Notes to Condensed Consolidated Financial Statements...............................................     9

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   20

PART II.        OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS                                                                                       27
    ITEM 2.     CHANGES IN SECURITIES                                                                                   27
    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                         27
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     27
    ITEM 5.     OTHER INFORMATION                                                                                       27
    ITEM 6.     EXHIBITS INDEX AND REPORT ON FORM 8-K                                                                   28
                SIGNATURES                                                                                              29

                           GOLF TRUST OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)






                                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                                             1999               1998
                                                                                           ---------         ---------
                                                                                          (UNAUDITED)

ASSETS

Property and equipment:

  Land .................................................................................   $  53,877         $  55,462
  Golf course improvements .............................................................     188,120           171,348
  Buildings ............................................................................      78,258            77,629
  Furniture, fixtures, and equipment ...................................................      51,196            44,756
                                                                                           ---------         ---------

Total property and equipment ...........................................................     371,451           349,195
  Less accumulated depreciation ........................................................      37,984            25,695
                                                                                           ---------         ---------


Property and equipment, net ............................................................     333,467           323,500
                                                                                           ---------         ---------


Mortgage notes receivable ..............................................................      73,005            72,252

Cash and cash equivalents ..............................................................       8,324             1,891
Receivables from affiliates (Note 9) ...................................................       4,595             1,030
Other assets ...........................................................................      15,354            13,308
                                                                                           ---------         ---------

Total assets ...........................................................................   $ 434,745         $ 411,981
                                                                                           ---------         ---------
                                                                                           ---------         ---------


LIABILITIES AND STOCKHOLDERS' EQUITY


Debt ...........................................................................            $223,164         $ 210,634
Accounts payable and other liabilities............................................            10,865            15,190
                                                                                           ---------         ---------

Total liabilities................................................................            234,029           225,824
                                                                                           ---------         ---------

Commitments (Note 4)

Minority interest ......................................................................      70,396            76,510
                                                                                           ---------         ---------

Stockholders' equity:

   Preferred stock, $.01 par value, 10,000,000 shares authorized,
   800,000 shares issued  and outstanding ..............................................      20,000                --

   Common stock, $.01 par value, 90,000,000 shares authorized,
   7,735,855 and 7,637,488 shares issued and outstanding,
   respectively ........................................................................          77                76
   Additional paid-in capital ..........................................................     125,593           120,253
   Dividends in excess of accumulated earnings .........................................      (6,577)           (3,958)
   Unamortized restricted stock compensation ...........................................      (2,096)           (1,533)
   Note receivable from stock sale .....................................................      (3,298)           (3,298)
   Loans to officers ...................................................................      (3,379)           (1,893)
                                                                                           ---------         ---------


Stockholders' equity ...................................................................     130,320           109,647
                                                                                           ---------         ---------


Total liabilities and stockholders' equity .............................................   $ 434,745         $ 411,981
                                                                                           ---------         ---------
                                                                                           ---------         ---------



           See accompanying notes to consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)



                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                            SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                            --------            --------
REVENUES:
  Rent from affiliates (Note 9) ...........   $  4,105         $  3,099
  Rent ....................................      7,791            6,774
  Mortgage interest .......................      2,208            2,166
                                              --------          --------

Total revenues ............................     14,104           12,039
                                              --------          --------


EXPENSES:

  Depreciation and amortization ...........      4,322            3,089
  General and administrative ..............      1,468            1,304
                                              --------          --------

Total expenses ............................      5,790            4,393
                                              --------          --------

Operating income ..........................      8,314            7,646
                                              --------          --------


OTHER INCOME (EXPENSE):

  Interest income .........................        377              162
  Interest expense ........................     (4,030)          (3,139)
                                              --------          --------

Total other income (expense) ..............     (3,653)          (2,977)
                                              --------          --------

Net income before minority interest .......      4,661            4,669
Income applicable to minority interest ....      1,785            1,890
                                              --------          --------

Net income ................................   $  2,876         $  2,779
                                              --------          --------

Preferred Dividends .......................   $    463         $      -
Net income available to common shareholders   $  2,413         $  2,779
                                              --------          --------
                                              --------          --------

Basic earnings per share ..................   $   0.31         $   0.36
                                              --------          --------
                                              --------          --------

Weighted average number of shares (basic) .      7,735            7,637
                                              --------          --------
                                              --------          --------

Diluted earnings per share ................   $   0.31         $   0.35
                                              --------          --------
                                              --------          --------

Weighted average number of shares (diluted)      7,740            7,865
                                              --------          --------
                                              --------          --------




           See accompanying notes to consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)


                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                            --------            --------
REVENUES:

  Rent from affiliates (Note 9) ...........   $ 10,464         $  9,406
  Rent ....................................     23,886           15,526
  Mortgage interest .......................      6,799            6,475
                                              --------          --------

Total revenues ............................     41,149           31,407
                                              --------          --------


EXPENSES:

  Depreciation and amortization ...........     12,275            7,389
  General and administrative ..............      4,244            3,737
                                              --------          --------

Total expenses ............................     16,519           11,126
                                              --------          --------

Operating income ..........................     24,630           20,281
                                              --------          --------


OTHER INCOME (EXPENSE):

  Interest income .........................        750              325
  Interest expense ........................    (11,538)          (6,061)
   Loss on disposal of assets .............         --             (370)
                                              --------          --------

Total other income (expense) ..............    (10,788)          (6,106)
                                              --------          --------

Net income before minority interest .......     13,842           14,175
Income applicable to minority interest ....      5,335            5,676
                                              --------          --------

Net income ................................   $  8,507         $  8,499
                                              --------          --------


Preferred Dividends .......................   $    920         $      -
Net income available to common shareholders   $  7,587         $  8,499
                                              --------          --------
                                              --------          --------



Basic earnings per share ..................   $    .98         $   1.11
                                              --------          --------
                                              --------          --------


Weighted average number of shares (basic)..      7,715            7,634
                                              --------          --------
                                              --------          --------

Diluted earnings per share ................   $    .98         $   1.08
                                              --------          --------
                                              --------          --------


Weighted average number of shares (diluted)      7,745            7,875
                                              --------          --------
                                              --------          --------







           See accompanying notes to consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                   (UNAUDITED)






                                             PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                           ------------------     ------------------    PAID-IN    ACCUMULATED
                                           SHARES       AMOUNT    SHARES     AMOUNT     CAPITAL    EARNINGS
                                           -------     -------   --------  --------    --------    ---------
BALANCE at January 1, 1998 ........          --          --       7,611   $      76   $ 127,488    $   1,774

Issuance of restricted stock ......          --          --          21          --         607           --

Issuance of shares of option
  exercise and employee stock
  purchase plans ..................          --          --           5          --         159           --

Amortization of restricted stock
     compensation .................          --          --          --          --          --           --

Loans to officers .................          --          --          --          --          --           --

Adjustments  for minority  interest
in operating partnership ..........          --          --          --          --      (8,001)          --

Dividends .........................          --          --          --          --          --      (16,338)

Net income ........................          --          --          --          --          --       10,606
                                           -------     -------   --------  --------    --------    ---------
BALANCE at December 31, 1998 ......          --          --       7,637   $      76   $ 120,253    $  (3,958)
                                           -------     -------   --------  --------    --------    ---------


Issuance of  preferred stock ......         800   $  20,000          --          --          --           --

Costs of preferred stock issuance .          --          --          --          --        (878)          --

Issuance of restricted stock ......          --          --          44           1       1,000           --

Amortization of restricted stock ..          --          --          --          --          --           --

Adjustments for minority interest
in operating partnership ..........          --          --          --          --       3,714           --

Conversion of OP Units into common
     stock ........................          --          --          50          --       1,462           --

Loans to officers .................          --          --          --          --          --           --

Issuance of shares of employee
stock purchase plan ...............          --          --           4          --          42           --

Dividends .........................          --          --          --          --          --      (11,124)

Net income ........................          --          --          --          --          --        8,507
                                           -------     -------   --------  --------    --------    ---------
BALANCE at September 30, 1999 .....         800   $  20,000       7,735   $      77   $ 125,593    $  (6,575)
                                           -------     -------   --------  --------    --------    ---------


                                                         NOTE
                                                      RECEIVABLE                    TOTAL
                                         UNEARNED     FROM STOCK    LOANS TO    STOCKHOLDERS'
                                       COMPENSATION     SALE       OFFICERS        EQUITY
                                      ---------     --------      --------      ---------
BALANCE at January 1, 1998 ........   $  (1,713)    $ (3,298)          --       $ 124,327

Issuance of restricted stock ......        (607)          --           --           --

Issuance of shares of option
  exercise and employee stock
  purchase plans ..................          --           --           --          159

Amortization of restricted stock
     compensation .................         787           --           --          787

Loans to officers .................          --           --       (1,893)      (1,893)

Adjustments  for minority  interest
in operating partnership ..........          --           --           --       (8,001)

Dividends .........................          --           --           --      (16,338)

Net income ........................          --           --           --       10,606
                                      ---------    --------      --------      ---------
BALANCE at December 31, 1998 ......   $  (1,533)   $  (3,298)   $  (1,893)   $ 109,647
                                      ---------    --------      --------      ---------


Issuance of  preferred stock ......          --           --           --    $  20,000

Costs of preferred stock issuance .          --           --           --         (878)

Issuance of restricted stock ......      (1,001)          --           --           --

Amortization of restricted stock ..         438           --           --          438

Adjustments for minority interest
in operating partnership ..........          --           --           --        3,714

Conversion of OP Units into common
     stock ........................          --           --           --        1,462

Loans to officers .................          --           --       (1,486)      (1,486)

Issuance of shares of employee
stock purchase plan ...............          --           --           --           42

Dividends .........................          --           --           --      (11,124)

Net income ........................          --           --           --        8,505
                                      ---------    --------      --------      ---------
BALANCE at September 30, 1999 .....   $  (2,096)   $  (3,298)   $  (3,379)   $ 130,320
                                      ---------    --------      --------      ---------
                                      ---------    --------      --------      ---------






           See accompanying notes to consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                        ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income ....................................................             $   8,507              $   8,499
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ...............................                12,275                  7,389
    Loan cost amortization ......................................                   684                    432
    Straight-line interest and rent .............................                  (872)                (1,062)
    Amortization of restricted stock compensation ...............                   438                    459
    Income applicable to minority interest ......................                 5,335                  5,676
    Increase in receivable from affiliates ......................                (6,764)                  (159)
    Increase (decrease) in other assets .........................                 3,582                 (5,590)
    Increase (decrease) in accounts payable and other liabilities                (4,452)                   741
                                                                              ---------              ---------
Net cash provided by operating activities .......................                18,733                 16,385
                                                                              ---------              ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Golf course acquisitions and improvements .....................               (21,049)              (171,229)
  Cash  proceeds from sale of land ..............................                   975                     --
  Mortgage notes receivable .....................................                  (100)                (4,734)
                                                                              ---------              ---------
Net cash used in investing activities ...........................               (20,174)              (175,963)
                                                                              ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings/payments on line of credit .....................                 7,775                120,675
  Payments on notes and line of credit ..........................                (5,245)                  (195)
  Long term debt proceeds .......................................                10,000                     --
  Bridge loan proceeds ..........................................                    --                 44,025
  Loan fees .....................................................                (1,508)                  (908)
  Loans to officers .............................................                (1,341)                    --
  Preferred stock proceeds ......................................                20,000                     --
  Preferred stock cost ..........................................                  (878)                    --
  Net proceeds from issuance of common stock ....................                    --                    159
  Redemption of OP Units ........................................                (2,814)                    --
  Distributions to partners .....................................                (6,991)                (6,434)
  Dividends paid ................................................               (11,124)                (9,618)
                                                                              ---------              ---------

Net cash provided by financing activities .......................                 7,874                147,704
                                                                              ---------              ---------

Net increase (decrease) in cash .................................                 6,433                (11,874)
Cash and cash equivalents, beginning of period ..................                 1,891                 14,968
                                                                              ---------              ---------

Cash and cash equivalents, end of period ........................             $   8,324              $   3,094
                                                                              ---------              ---------
                                                                              ---------              ---------



           See accompanying notes to consolidated financial statements

                          GOLD TRUST OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)



                                                           NINE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                           ---------------       --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period ........................          $11,538          $ 5,973

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Property and equipment in accruals or deferred purchases           $   650          $ 4,034

OP Units issued in golf course acquisitions and financing          $ 2,329          $ 3,167

Debt acquired with acquisitions .........................          $10,000          $18,001



           See accompanying notes to consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         GENERAL

         The accompanying consolidated financial statements include the accounts of Golf Trust of America, Inc., its wholly owned subsidiary corporations and limited liability companies, and its majority-owned and controlled partnership ("GTA"). The outside equity interests in the consolidated partnership not owned and controlled by GTA are reflected as the minority interest in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.


         GTA is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and, in one instance, through a wholly owned subsidiary of Golf Trust of America, L.P. Currently, we hold participating interests in 47 golf courses (the "golf courses"), 43 of which are owned by us and four of which serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 43 courses that we own, 41 are held in fee simple and two held pursuant to long-term ground leases. The golf courses are located in Florida (14), South Carolina (6), Michigan (3.5), Illinois (3.5), Ohio (3), California (2.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, New Mexico and West Virginia. Golf course quantities are stated in terms of 18-hole equivalents, such that one 27-hole golf course facility would be counted as 1.5 golf courses.


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

         INTERIM STATEMENTS

         The accompanying consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         MINORITY INTEREST


         The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' percentage interest in the net assets of Golf Trust of America, L.P. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of Golf Trust of America, L.P. The reallocation for the nine month period ended September 30, 1999 and the year ended December 31, 1998 was approximately $3.7 million and $8.0 million, respectively.


         EARNINGS PER SHARE


         The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental common shares, using the treasury stock method for stock options. The incremental common shares for the three months ended September 30, 1999 and 1998 were 5,000 and 228,000 respectively. The incremental common shares for the nine months ended September 30, 1999 and 1998 were 30,000 and 241,000 respectively. Since the conversion of the preferred shares would be anti-dilutive, these amounts are not included in the calculations of diluted shares.


         PERCENTAGE RENT AND PARTICIPATING INTEREST


         In May 1998, the Emerging Issues Task Force ("EITF") issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provided that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. Consequently, we generally will not recognize percentage rent until the third or fourth quarter of a tenant's fiscal year, which in some instances may be different than the third and fourth quarter of the calendar year. This statement applied to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there may be a material impact to GTA's earnings per share, financial condition, and results of operations while, on an annual basis, there is no effect to GTA's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, GTA has continued to account for contingent rents in accordance with Issue No. 98-9. As a result of EITF 98-9, no percentage rent or participating interest was recognized in the first three quarters of 1999.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.       ACQUISITIONS


         During the nine months ended September 30, 1999, GTA purchased two eighteen-hole equivalent golf courses for an aggregate initial investment of approximately $15.9 million of which $5.6 million was paid in cash, $10.0 million of assumed indebtedness (which also covered the Pete Dye Clubhouse funding discussed below) and $.3 million in Series B OP Units and $1.4 million in Series C OP Units (approximately 10,000 Series B and 50,000 Series C units).

         The following is a summary of the acquisitions for 1999:


                                                                                                     INITIAL
       ACQUISITION                                                                                  INVESTMENT
          DATE        COURSE NAME                           LOCATION                              (IN THOUSANDS)
     ---------------- ------------------------------------- --------------------------------- -----------------------
             5/11/99  Metamora Golf & Country Club          Metamora, MI                                    $  5,900
             7/28/99  Pete Dye Golf Club                    Bridgeport, WV                                    10,000
                                                                                              -----------------------
                                                                                                             $15,900
                                                                                              -----------------------



     In July, 1999, GTA acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. The purchase price of $10.0 million includes the issuance of preferred OP Units valued at approximately $1.4 million. The OP Units were issued in the form of Series C convertible preferred OP Units at a conversion price of $27.58 per share and have a preferred return equivalent to 8.91%. The course is leased to an affiliate of the prior owner of the club. The initial term of the participating lease is 10 years with four 5-year extensions. In addition, GTA made the prior owner a loan of $5.8 million, at a 10.5% per annum interest rate, to complete the construction of a new clubhouse and other amenities at the club (of this $5.8 million amount, $5.1 million was funded at closing). This loan matures July 28, 2004. The purchase and loan were funded through a $10.0 million secured loan from City National Bank of West Virginia, a $3.1 million advance on our Credit Facility and $1.4 in preferred OP Units. The City National Bank loan bears interest at prime, subject to adjustment quarterly (the interest rate was 8.0% per annum at the time of closing) and is due in July 2002, with a requirement to have the balance be no more than $5.0 million in July 2001.

3.    LEASES


      All of our golf course leases are participating leases that require the lessees to make payments of a fixed amount of base rent and a variable amount of additional rent based on growth in revenue at the golf course. Participating rent will generally be paid each year in the amount, if any, by which the sum of 33 1/3% of gross golf revenue exceeds the cumulative base rent escalation since the commencement date of such leases. The base rent generally increases annually by the lesser of 3% to 5%, or a multiple of the change in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to between 5% and 7% during the first five years of the lease term. There was no participating rent (or participating mortgage interest under the mortgage note receivable) for the three and nine months ended September 30, 1999, compared to $151,000 and $516,000 for the three and nine months ended September 30, 1998. The decrease in participating rent and participating mortgage interest reflects the application of EITF No. 98-9 and we believe that on an annualized basis the participating rent and participating mortgage interest should be materially consistent with the prior year.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.     COMMITMENTS

     LESSEES


     Typically, we lease our golf courses to affiliates of the prior owners and other initial operators believed to be qualified under non-cancelable participating leases for an initial term of ten years, with options to extend the initial term of each participating lease up to a maximum of forty years. From the lease payments, we are generally required to make available a reserve of between 2% and 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long-term categories and, therefore, the balance (at September 30, 1999, and 1998 of $1,996,000 and $1,047,000 respectively) may not be currently available to the lessees.

     Under certain circumstances, the base rent for a golf course will be increased when GTA agrees to pay for significant capital improvements or for expansion of the existing facilities. Of our $17.5 million capital improvement commitments, approximately $8.6 million has been funded to date.

     In limited circumstances, we agree to provide working capital loans and other loans to existing lessees. These loans are evidenced by promissory notes, or are set forth in the participating lease, and bear interest at fixed rates between 9.74% and 10.5%. Of our $18.4 million working capital commitments, approximately $10.3 million has been funded to date. Typically, we require the lessee to increase the pledged collateral for the funded amounts.

     In addition, we are engaged in preliminary negotiations with the lessee of Sandpiper to increase the aggregate amount of the capital improvement and working capital loans from $11.0 million to up to $22.0 million, subject to final approval by the Board of Directors.

     To accommodate the tax objectives of the sellers of certain golf courses, who have received OP Units as partial consideration for the acquisition cost of their golf courses, we have agreed to maintain minimum loan balances of approximately $17.0 million for up to ten years.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


5.   DEBT

     Debt consists of the following:

     -------------------------------------------------------------------------- ------------------ -----------------
                                                                                SEPTEMBER 30,      DECEMBER 31,
     (IN THOUSANDS)                                                                   1999               1998
     -------------------------------------------------------------------------- ------------------ -----------------
     REVOLVING CREDIT FACILITY

     $200.0 million  unsecured  revolver with weighted  average interest rates
     of 6.7% maturing April 2002                                                    $200,000           $125,000

     -------------------------------------------------------------------------- ------------------ -----------------
     LINE OF CREDIT

     $25.0 million  unsecured  line of credit with weighted  average  interest
     rates of 7.1% maturing March, 2000                                             $    700                  -

     -------------------------------------------------------------------------- ------------------ -----------------
     BRIDGE LOAN

     $100.0  million  unsecured  bridge loan with  weighted  average  interest rates of 6.7%  that  matured  April  1999 and was  consolidated  into the
     Revolving Credit Facility                                                             -            $67,925
     -------------------------------------------------------------------------- ------------------ -----------------
     NOTE PAYABLE

     Secured  financing,  net book value of the property of $21.2  million and
     $33.7 million,  respectively with interest rates of 8.75% to 10% maturing
     thru November 2016                                                             $ 12,463            $17,709
     -------------------------------------------------------------------------- ------------------ -----------------
     NOTE PAYABLE

     Secured financing, net book value of the property is $10.0 million with
     interest rate of prime (8% at September 30, 1999) maturing thru 2002           $ 10,000
     -------------------------------------------------------------------------- ------------------ -----------------
     TOTAL                                                                          $223,164           $210,634
     -------------------------------------------------------------------------- ------------------ -----------------

     REVOLVING CREDIT FACILITY AND BRIDGE LOAN


     As of April 6, 1999, GTA amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. GTA pays interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At September 30, 1999, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 7.1% per annum. The amended and restated Credit Facility replaced the Bridge Loan.

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

     In addition to the amended and restated Credit Facility, on April 6, 1999, GTA also obtained a $25.0 million unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which is one year for the $25.0 million line of credit.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



5.     DEBT (CONTINUED)

     DEBT MATURITIES


     Aggregate maturities of long-term debt for each of the five years following September 30, 1999 are as follows:


                                            ------------------------ --------------------
                                                     YEAR                  AMOUNT
                                            ------------------------ --------------------
                                                                       (In thousands)
                                            1999 (3 months)               $           79
                                                     2000                 $        1,035
                                                     2001                 $        5,365
                                                     2002                 $      205,398
                                                     2003                 $          435
                                                     2004                 $          474
                                                  Thereafter              $       10,377
                                            ------------------------ --------------------

     INTEREST RATE SWAP AGREEMENT


     In September 1998, we entered into an interest rate swap agreement with Bank of America to reduce the impact of changes in interest rates on our Credit Facility. The swap agreement matures in February 2000, and has a total notional amount of $76,800,000. The swap agreement effectively converts a portion of our floating rate debt to fixed rate debt. We pay Bank of America a fixed rate of 5.08% per annum (for an all-inclusive rate of 6.83% per annum for September 30, 1999). We are exposed to credit loss in the event of nonperformance by Bank of America.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Except in certain circumstances relating to preservation of GTA's status as a "REIT", the Series A Preferred Shares are not redeemable at GTA's option prior to April 2, 2004. On and after such date, the Series A Preferred Shares will be redeemable, in whole but not in part, at the option of GTA on 20 days notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and, thereafter, declining by 1% each year so that the premium is zero on and after April 2, 2008.


     SERIES B OP UNITS


     In May 1999, GTA acquired Metamora Golf and Country Club, an 18-hole upscale golf facility located in Metamora, Michigan for $5.9 million. As part of the purchase price, at the closing, 10,172 units of Series B OP Units valued at $295,000 were issued at $29.00 per share. The newly created Series B OP Units are convertible into OP Units at the election of the holder. These perpetual preferred units are scheduled to pay a distribution of 8.25% based on the initial issuance price.

     SERIES C OP UNITS

     In July 1999, GTA acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. As part of the $10.0 million purchase price, at the closing, 48,949 units of Series C OP Units valued at $1,350,000 were issued at $27.58 per share. The newly created Series C OP Units are convertible into common OP units at the election of the holder. These perpetual preferred units are scheduled to pay a distribution of 8.91% based on the initial issuance price.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



7.    STOCK OPTIONS AND AWARDS

     EMPLOYEE STOCK PURCHASE PLAN


     On March 1, 1998, we adopted an Employee Stock Purchase Plan ("the Plan") to provide most employees with an opportunity to purchase common shares in GTA through payroll deductions of up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase common shares at the lesser of 85% of the fair market value of common shares at the beginning or ending of such six-month period. The Plan expires on February 28, 2008. A total of 250,000 common shares are available for purchase under the Plan. In January 1999, 1,768 common shares were issued and in July 1999, an additional 2,152 common shares were issued. Compensation expense related to the Plan was $11,000 for 1999 compared to $14,000 in 1998.


     RESTRICTED STOCK


     For the nine months ended September 30, 1999 and 1998, GTA granted 44,000 and 20,939 common shares, respectively, of restricted stock to employees under GTA's 1998 and 1997 Stock-Based Incentive Plans. The market value of the restricted stock grants in 1999 and 1998 totaled $1,001,000 and $607,000, respectively. Unearned compensation is being amortized to an expense item over the vesting period, which ranges from three to five years. Such expense amounted to approximately $159,000 and $153,000 for the three months ended September 30, 1999 and 1998, respectively, and $432,000 and $457,000 for the nine months ended September 30, 1999 and 1998, respectively. During the 4th quarter of 1998, the Compensation Committee accelerated to January 4, 1999 the vesting of 6,685 common shares of restricted stock that otherwise would have vested on September 19, 1999.


     LOANS TO OFFICERS


     In 1997, the Board of Directors of GTA approved a Company Policy, which has subsequently been amended and restated with respect to loans to executive officers and certain key employees relating to purchases of GTA common shares (the "Loan Program"). Pursuant to the Loan Program, GTA may lend amounts to certain GTA executive officers for one or more of the following purposes: (1) to finance the purchase of common shares by certain executive officers on the open market at the then-current market prices; (2) to finance an executive officer's payment of the exercise price of options to purchase common shares granted to such employee under GTA's option plans; and (3) to finance the annual tax liability of certain executive officers related to the vesting of shares of common shares which constitute a portion of a restricted stock award granted to such employees under GTA's option plans. The maximum aggregate amount GTA may loan to an executive officer is determined on a case-by-case basis by the Compensation Committee. Common shares, which are the subject of a loan, serve as collateral for the repayment of the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as defined by the Internal Revenue Service, in effect on the execution date of the loan. Interest is paid on an annual basis and varies from 4.4% - 6.0% per annum. Each note becomes due and payable in full on the fifth anniversary of the execution date thereof. As of September 30, 1999, GTA had made loans in the amount of approximately $3,379,000 and had an undisbursed remaining commitment of $500,000.

8.   PRO FORMA FINANCIAL INFORMATION

The pro forma financial information set forth below is presented as if the 1999 acquisitions (Note 3) had been consummated as of January 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1998, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).



                                                     For the Nine               For the Nine
                                                     Months Ended               Months Ended
                                                  September 30, 1999         September 30, 1998
                                               -------------------------- --------------------------
              Revenues                         $            42,049        $             32,790
              Net Income                       $             8,573        $              8,652
              Basic earnings per share         $              1.11        $               1.13
              Diluted earnings per share       $              1.11        $               1.10




     The pro forma financial information includes the following adjustments: (1) increase in revenues; (2) an increase in depreciation and amortization expense;
(3) an increase in interest expense; (4) an increase in interest income related to assumed debt; and (5) an increase in income applicable to minority interest.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




9.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE


     Legends Golf is a significant lessee of the golf courses in GTA's portfolio. Legends Golf is a golf course management group consisting of 10 companies affiliated through common ownership that operates a portfolio of golf courses owned by GTA under triple net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.


     Effective July 1, 1999, Larry D. Young, a director of GTA and principle owner of Legends Golf, acquired the stock of the lessee of the Bonaventure courses.

     Effective August 17, 1999, Mr. Young, through an affiliated entity named "Legend National Golf Management, LLC," also became the lessee at four courses previously leased to Granite Golf Group or its affiliates. These courses are Persimmon Ridge Golf Club, Silverthorn Country Club, Black Bear Golf Club and Tiburon Golf Club. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Lessee Results of Operations-Granite Assignment of Leases."

     The following table sets forth certain combined condensed financial information for Legends Golf.

                                                                               September 30,     December 31,
     (IN THOUSANDS)                                                                 1999             1998
     -----------------------------------------------------------------------   -------------   ------------------
                                                                                (UNAUDITED)
     Current assets                                                             $    5,071       $    2,978
     Non-current assets                                                             26,735           20,650
                                                                                    ------           ------


     Total assets                                                                 $ 31,806         $ 23,628
                                                                                  ========         ========


     Payable to Golf Trust of America, L.P.                                     $    4,595       $    1,030
     Other current liabilities                                                       2,593            1,340
     Long-term liabilities                                                          26,431           20,916
     Owners' equity                                                                 (1,813)             342
                                                                                -----------      ----------


     Total liabilities and owners' equity                                       $   31,806       $   23,628
                                                                                ==========       ==========



                                                                                 For the three months ended
                                                                                        September 30,
     (IN THOUSANDS)                                                                1999              1998
     -----------------------------------------------------------------------   -------------   ------------------
                                                                                (UNAUDITED)       (UNAUDITED)
     Total Revenues                                                                $   5,683        $    4,549
     Operating Loss                                                                $  (3,002)       $   (2,669)
     Net Loss                                                                      $  (1,915)       $  (1,450)


     Total revenues from golf course operations for Legends Golf increased by $1.1 million to $5.7 million for the three months ended September 30, 1999, compared to $4.5 million for the three months ended September 30, 1998. Decreases in revenues in Myrtle Beach and Virginia of $.5 million were offset by the increases in the revenues of $1.6 million from the acquisition of additional leases. Total rounds played decreased in Myrtle Beach and Virginia by approximately 10.5% from the same period in 1998, primarily due to two hurricanes and related excessive raninfall that occurred in this region during the three month period ended September 30, 1999.


     Operating loss increased by $.3 million to $3.0 million for the three months ended September 30, 1999 compared to $2.7 million for the corresponding period in 1998. The increase is primarily due to a decrease in maintenance and administrative expenses in Myrtle Beach and Virginia offset by an increase of $2.4 million in operating and administrative expenses from the acquisition of additional leases. Net loss was $1.9 million for the

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




three months ended September 30, 1999 compared to $1.5 million for the three months ended September 30, 1998, primarily due to the increased operating loss and a reduction in the equity in earnings of Golf Trust of America, L.P.

                           GOLF TRUST OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



9.       TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE (CONTINUED)





                                   For the nine months ended September 30,
     (IN THOUSANDS)                       1999                  1998
     -------------------------------------------------------------------------
                                      (UNAUDITED)            (UNAUDITED)
     Total Revenues                    $  19,293              $   17,810
     Operating Loss                    $  (3,282)             $   (3,034)
     Net Income                        $     225              $      644



     Total revenue from golf course operations for Legends Golf increased by $1.5 million to $19.3 million from $17.8 million for the nine months ended September 30, 1998. The increase was primarily attributable to increased greens fees, cart rentals, and food and beverage sales at the Myrtle Beach area courses net of reduced green fees in Virginia and the additional $1.6 million of revenue as a result of the acquisition of the additional leases.


     Operating loss increased by $.3 million to $3.3 million for the nine months ended September 30, 1999 compared to $3.0 million for the corresponding period in 1998. The increase was primarily the result of the increase in operating and administrative expenses from the additional leases of $2.4 million net of the increase in revenues and the reduction in maintenance and administrative expenses in Myrtle Beach and Virginia. Net income was $.2 million for the nine months ended September 30, 1999, compared to $.6 million for the nine months ended September 30, 1998 primarily due to the increase in operating loss net of the reduction in the equity in earnings of Golf Trust of America, LP.



10.  SUBSEQUENT EVENTS


     PAYMENT OF DIVIDENDS

     On September 15, 1999, the Board of Directors declared a quarterly dividend distribution of $0.44 per common share for the quarter ended September 30, 1999, to stockholders of record on September 30, 1999, which was paid on October 15, 1999. Also, on October 15, 1999, the Series A Preferred Stockholder was paid a dividend of $.58 per share.

     RESIGNATION OF OFFICER AND DIRECTOR

     Mr. David D. Joseph has recently tendered his resignation as our Executive Vice President and a member of our Board of Directors in order to pursue other business opportunities. In order to accommodate transition issues for our benefit, the resignation from the Board of Directors was effective October 31, 1999 and the resignation as Executive Vice President is effective between November 15, 1999 and November 30, 1999, at our election. The one time charge for Mr. Joseph's financial settlement, to be recognized in the fourth quarter of 1999, will be approximately $300,000 tied to a two-year non-compete agreement. See Part II, Item 5, "Other Information" following the Management Discussion and Analysis.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



OVERVIEW AND FORMATION


     Golf Trust of America, Inc. conducts business through an operating partnership, Golf Trust of America, L.P., of which we own a majority interest in common partnership units through our two wholly owned subsidiaries, one of which is the general partner. Larry D. Young, a director of GTA, along with his affiliates owns 27.1% of the common partnership units and is a significant lessee. The remaining interest in the common operating partnership is held by operators of the golf courses, their affiliates and officers of GTA. In addition, Golf Trust of America, L.P. has issued, and may issue in the future, preferred partnership units either directly to third parties or to GTA in instances where GTA has issued prefers stock. See "Note 6" to the Condensed Consolidated Financial Statements.


     "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report contain various "forward-looking statements" which represent our expectations concerning future events, including the following: statements regarding GTA's continuing ability to target and acquire high quality golf courses; the expected availability of the Credit Facility and other debt and equity financing; the lessees' future cash flows, results of operations and overall financial performance; the expected tax treatment of our operations and our beliefs about continued growth in the golf industry. Because of the foregoing factors, the actual results achieved by GTA in the future may differ materially from the expected results described in our forward-looking statements. The following discussion should read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and with GTA's Annual Report for 1998 on Form 10-K (as amended by Form 10-K/A).

     GTA was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. Our principal business strategy is to acquire upscale golf courses and then lease the golf courses to qualified third party operators, including affiliates of the sellers. We have the ability to issue units of limited partnership interest ("OP Units") in the operating partnership. OP Units are redeemable by their holder for cash, or at our election, for common shares of GTA. When we acquire a golf course in exchange for OP Units, in most instances the seller of the course does not recognize income until it exercises the redemption right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. We believe we have a competitive advantage in the acquisition of upscale golf courses, including those which might not otherwise be available for purchase, because of the utilization of a multiple independent lessee structure, our substantial industry knowledge, experience, and relationships within the golf community, our strategic alliances with prominent golf course operators and our ability to issue OP Units to golf course owners on a tax-deferred basis.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     In July, 1999, GTA acquired Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. The purchase price of $10.0 million included the issuance at closing of preferred OP Units valued at approximately $1.4 million. The OP Units were issued in the form of Series C Convertible Preferred OP Units at a conversion price of $27.58 per unit and have a preferred return equivalent to 8.91%. Distributions on the Series C OP Units are cumulative from the date of original issuance and are payable quarterly in arrears, when, as and if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on October 15, 1999. Such distributions will be in an amount per unit equal to the greater of (i) $0.615 per quarter (or $2.458 per annum) (equal to an annual rate of 8.91% of the issue price per share) or (ii) the cash distributions paid or payable on the number of common OP Units into which a Series C OP Unit is then convertible (determined on each of the quarterly distributions payment dates referred to above). The course is leased to an affiliate of the prior owner of the golf course. The initial term of the participating lease is 10 years with four 5-year extensions. In addition, GTA made the prior owner a loan of $5.8 million at a 10.5% per annum interest rate which matures July 28, 2004, to complete the construction of a new clubhouse and other amenities at the golf course (of this $5.8 million amount, $5.1 million was funded at closing). The purchase and loan were funded through a $10.0 million secured loan from City National Bank of West Virginia, a $3.1 million advance on our Credit Facility and $1.4 million in preferred OP Units. The City National Bank loan bears interest at prime, subject to adjustment quarterly (8.0% per annum at the time of closing) and is due in July 2002, with a requirement to reduce the balance outstanding to a maximum of $5.0 million by July 2001.

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


     For the three months ended September 30, 1999 and 1998, GTA received $14,104,000 and $12,041,000 respectively, in revenue from the participating leases and the mortgage note receivable, respectively. The increase in revenues is due to (1) minimum increases of approximately $559,000, (2) a full quarter of operations for 1999 and 1998 acquisitions resulting in $1,316,000 in additional rental revenue, (3) rent from new course acquisitions of $208,000, and (4) $42,000 of additional interest from the mortgage note receivable reflecting increased principal outstanding and minimum increases under the mortgage note. The increase was partially offset by a decrease in participating rent of $752,000 which is discussed in Note 1 to the Condensed Consolidated Financial Statements and reflects primarily a change in accounting treatment for contingent rents.

     Expenses totaling $5,790,000 and $4,393,000 for the three months ended September 30, 1999 and 1998, respectively, reflect depreciation and amortization and general and administrative expenses. The increase reflects additional depreciation of $1,070,000 for the 1998 and 1999 acquisitions. Interest expense was $4,030,000 for the three months ended September 30, 1999, compared to $3,139,000 for the three months ended September 30, 1998, due to the increased leverage required to fund over $200 million in acquisitions for 1998 and 1999 additions, a portion which was funded in the last six months of 1998 and therefore not fully reflected in the comparable period in 1998.

     For the three months ended September 30, 1999 and 1998, net income was $2,876,000 and $2,779,000, respectively. For the three months ended September 30, 1999 and 1998, earnings per share decreased from $.35 to $.31 or 11.4%. The increases in interest expense and the preferred dividends which resulted from the issuance of 800,000 shares of Series A Preferred Stock in April 1999 more than offset the increase in revenue.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


     For the nine months ended September 30, 1999 and 1998, GTA received $41,149,000 and $31,407,000 in revenue from the participating leases and from the mortgage note receivable, respectively. The increase in revenues is due to
(i) minimum base rental increases of approximately $4,951,000, (ii) rent of $2,064,000 from new course acquisitions and expansions, (iii) $323,000 in interest from the mortgage note receivable, as a result of advances for capital improvements which increased the outstanding principal amount and minimum increases under the mortgage note. The increase was partially offset by a $672,000 decrease in participating rent, which, as previously mentioned is discussed in Note 1 to the Condensed Consolidated Financial Statements.

     Expenses totaled $16,519,000 and $11,126,000 for the nine months ended September 30, 1999 and 1998, respectively, and reflect depreciation, amortization, general and administrative expenses. The increase reflects (i) additional depreciation of $4,913,000 for the acquisitions made after September 30, 1998, and (ii) additional general and administrative costs of $480,000.

     Additional interest expense of $5,477,000 results from the acquisitions made during 1998 and which were either partially included in the first nine months of 1998 or not included at all.


     The loss of the sale of assets in 1998 derived from one location where the golf carts were traded in as part of a new leasing program and another location where a new clubhouse was built and the old facility replaced, and no corresponding loss was incurred in 1999.

     Net income for the nine months ended September 30, 1999 and 1998, was $8,507,000 and $8,499,000, respectively. For the nine months ended September 30, 1999 and 1998, earnings per share decreased from $1.08 to $.98 or 9.3%. The increases in interest expense and the preferred dividends which resulted from the issuance of 800,000 shares of Series A Preferred Stock in April 1999 more than offset the increase in revenue.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LESSEE RESULTS OF OPERATIONS

     BONAVENTURE RESTRUCTURING


     Effective July 1, 1999, Mr. Young acquired the outstanding stock of Emerald Dunes - Bonaventure, Inc., the lessee at Bonaventure. Currently, $2.9 million is the outstanding under the working capital loan due from the Bonaventure lessee. There was no reduction in payment terms under the participating lease; however, we have amended the participating lease to allow the new lessee additional working capital funding up to $3.0 million to facilitate the repositioning of the facility and meet seasonal operating needs. The collateral to secure the lessee's obligations under the participating lease pledged by the initial lessee was released and substituted with equivalent collateral held by Mr. Young and his affiliates. Mr. Young is a Director of GTA.

     GRANITE ASSIGNMENT OF LEASES

     On June 24, 1999, GTA declared a default under each of the participating leases where Granite Golf or one of its affiliates is the lessee ("Granite") (Tiburon Golf Club, Silverthorn Country Club, Persimmon Ridge Golf Club and Black Bear Golf Course), for failure to timely pay rent under the terms of the respective participating leases. GTA and the Granite tenants agreed to apply the redemption value of their OP units against past due obligations and permit us to retain any balance. W. Bradley Blair, II, President and Chief Executive Officer of GTA, purchased the 21,429 shares for $22.15 per share, the 10 day trailing average market price of the common stock from Golf Trust of America, L.P., in conjunction with this default. Effective August 17, 1999 each of the leases with Granite was assigned to and assumed by Legends National Golf Management, LLC, an affiliate of Mr. Young. We did not restructure the participating leases in any material manner. However, new working capital loans aggregating $1.2 million and bearing interest under existing lease terms were committed to facilitate the transaction period and to cover seasonal financial needs.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY


     Cash flow from operating activities for the nine months ended September 30, 1999 and 1998 was $18,733,000 and $16,385,000, respectively. This reflects net income before minority interest, plus non-cash charges to income for depreciation, loan cost amortization, straight line rents and interest and working capital changes. Our investing activities reflect course improvements and capital replacement reserve costs of $21.0 million for the first nine months of 1999 which included the $3.3 million acquisition of an additional nine holes at Northgate Country Club, the cash portion of the Metamora Golf Course of $5.0 million, the cash portion of the Pete Dye Golf Course of $4.0 million, and $3.6 million for improvements at Eagle Ridge and other courses. This compares to our advances on our mortgage note receivable related to the Westin Innisbrook facility of $4.7 million and the cash portion of our golf course acquisitions of $171.2 million for the first nine months of 1998. During the first three quarters of 1998, we acquired 18 courses for a total investment of $201.8 million, including $12.9 million of assumed indebtedness and $13.1 million in the issuance of OP Units. During the first three quarters of 1999, our financing activities netted to $7.9 million. As discussed above, on April 2, 1999, we sold 800,000 preferred shares of our Series A Preferred Stock for gross proceeds of $20.0 million, net of associated costs of $878,000. With the proceeds we paid down $1.0 million under the Credit Facility, and used the balance for working capital. This compares to $147.7 million of financing activities for the first three quarters of 1998, including net borrowings of $164.7 million, less payment of dividends and partner distributions of $16.1 million for the nine months ended September 30, 1998.

     As of April 6, 1999, we amended and restated our unsecured revolving credit facility ("Credit Facility") to $200.0 million with a consortium of banks led by Bank of America, as lead agent. We pay interest only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At September 30, 1999, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75%.

     Funds available under the Credit Facility are limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and certain changes in the Board of Directors, among others. At the present time, these covenants have been met.

     In addition to the Credit Facility, we also obtained a $25.0 million dollar unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which is one year for the $25 million line of credit. Currently, there is $700,000 of borrowings outstanding under this unsecured line.

     In connection with the issuance of OP Units, we have agreed to maintain a minimum loan balance of approximately $17.0 million for up to ten years to accommodate certain prior owners' efforts to minimize certain adverse tax consequences from their contribution of their courses to GTA.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY (CONTINUED)


     We intend to invest in additional golf courses as suitable opportunities arise, but we will not undertake investments unless adequate sources of financing are available. We anticipate that future acquisitions would be funded with debt financing provided by the Credit Facility, the issuance of OP Units or with net proceeds of additional equity offerings. In the future, we may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by GTA may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent. We currently have no binding agreement to acquire any additional golf courses, although we are pursuing various options.

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

COMMITMENTS


         Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable participating leases for an initial period of ten years with options to extend the term of each participating lease up to forty years. From the lease payments, we are generally required to make available a reserve between 2% and 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short-term and long-term categories and, therefore, the balance which, at September 30, 1999 and 1998 was $1,996,000 and $1,047,000, respectively, may not be currently available to the lessees.

     Under certain circumstances, the base rent for a course will be increased when GTA agrees to pay for significant capital improvements or for expansion of the existing facilities. Of our $17.5 million capital improvement commitments, approximately $8.3 million has been funded as of September 30, 1999.

     In limited circumstances we agree to provide working capital loans to existing lessees. Working capital loans generally require appropriate collateral and bear interest at fixed rates between 9.0% and 11.0% per annum. Of our $18.4 million working capital commitments, approximately $10.3 million has been funded to date. Working capital loans are evidenced by promissory notes or as set forth in the participating lease.

     In addition, we are engaged in preliminary negotiations with Sandpiper to increase the aggregate amount of the capital improvement and working capital loan from $11.0 million to up to $22.0 million subject to final approval by the Board of Directors.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

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

     FFO and CAD for the three months ended September 30, 1999 and 1998 presented on a historical basis are summarized in the following table:

                                                       THREE MONTHS       THREE MONTHS ENDED
                                                            ENDED          SEPTEMBER 30, 1998
                                                     SEPTEMBER 30, 1999
                                                   -------------------------------------------
                                                           (UNAUDITED)           (UNAUDITED)

Income before minority interest ....................        $ 4,661         $ 4,669

Depreciation and amortization for real estate assets          4,297           3,089
Preferred Dividends ................................           (463)           --

Preferred Distributions ............................            (27)           --
                                                           -------------------------


Funds from Operations ..............................          8,468           7,758


Adjustments:

  Non-cash mortgage interest and rent ..............           (232)           (398)
  Capital expenditure reserve ......................           (623)           (400)
                                                           -------------------------

Cash Available for Distribution ....................        $ 7,613         $ 6,960
                                                           -------------------------
                                                           -------------------------

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999



PART II.                   OTHER INFORMATION

     ITEM 1.               LEGAL PROCEEDINGS

                           Not Applicable.

     ITEM 2.               CHANGES IN SECURITIES

                           See Item 2 of our 10-Q filed for the period ending June 30, 1999. In addition, on August 12, 1999, Golf Trust of America, L.P., sold 21,429 shares of common stock it acquired from Granite Golf Group as part of a settlement of a lease default. These shares were sold in reliance upon an exemption from registration under the Securities Act.

     ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

                           Not Applicable.

     ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Not Applicable.


     ITEM 5.               OTHER INFORMATION

     CHANGE IN DIRECTORS

         Mr. David D. Joseph has recently tendered his resignation as our Executive Vice President and a member of our Board of Directors in order to pursue other business opportunities. Mr. Joseph has primarily been involved in acquisitions and related matters and has been a valuable member of our management team. In order to accommodate transition issues for our benefit, the resignation from the Board of Directors was effective October 31, 1999 and the resignation as Executive Vice President is effective between November 15, 1999, and November 30, 1999, at our election.

         The number of our currently pending transactions is limited and the Company believes that our current focus should be on effectively managing our assets in this period in which the share value of equity REITs in general has fallen and acquisition opportunities are elusive and costly. We believe that by effectively managing our assets we will be better-suited to take advantage of opportunities in the future to acquire properties. We have a number of our current personnel devoted to acquisitions and do not presently intend to replace Mr. Joseph's officer position, but instead rely on our current personnel and third party sources.

         Mr. Joseph has agreed to remain available on a consulting basis to address certain pending matters, as well as to be available for new matters. We do not anticipate that Mr. Joseph's departure will have any material adverse effect on our results of operations or business prospects. Mr. Joseph has advised us that, in his capacity as a board member, he does not have any disagreement with any our operations, policies or procedures.

         Mr. Scott Peters, our Senior Vice President and Chief Financial Officer, has been appointed by the Board of Directors to replace Mr. Joseph until Mr. Joseph's position can be filled at our next annual shareholders meeting. We anticipate that Mr. Peters will make a valuable addition to our Board of Directors.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K

         The Company filed an 8-K on August 30, 1999 for Adoption of Shareholder's Right Plan. The filing did not include any financial reports.

     (b) Exhibits

                  The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 1999 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

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

     3.3 Articles Supplementary of the Company relating to the Series A Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

     3.4 Articles Supplementary of the Company relating to the Series B Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on August 27, 1999 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

     3.6 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091) filed May 15, 1998 and incorporated herein by reference).

     4.1 Form of Share Certificates for the Common Stock (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

     4.2 Form of Share Certificates for the Series A Preferred Stock (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

     4.3 Shareholder Rights Agreement, by and between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

     27.1*        Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GOLF TRUST OF AMERICA, INC., registrant


                                    By: /s/ W. Bradley Blair, II
                                       -----------------------------------------
                                         W. Bradley Blair, II
                                         President and Chief Executive Officer




/s/ W. Bradley Blair, II                             11/13/99
--------------------------------------------         --------------------------
W. Bradley Blair, II                                 Date
President, Chief Executive Officer and
Chairman of the Board of Directors



/s/ Scott D. Peters                                  11/13/99
--------------------------------------------         --------------------------
Scott D. Peters...                                   Date
Senior Vice President and
Chief Financial Officer

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

     3.3 Articles Supplementary of the Company relating to the Series A Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

     3.4 Articles Supplementary of the Company relating to the Series B Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on August 27, 1999 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

     3.6 Bylaws of the Company as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091) filed May 15, 1998 and incorporated herein by reference).

     4.1 Form of Share Certificates for the Common Stock (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

     4.2 Form of Share Certificates for the Series A Preferred Stock (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

     4.3 Shareholder Rights Agreement, by and between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

     27.1*        Financial Data Schedule