Form 10-K405
period 1999-12-31
GOLF TRUST OF AMERICA INC
filed 2000-03-30
CIK 1024126

As Filed with the Securities and Exchange Commission on March 30, 2000


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                                   (Mark One)
              /x/    Annual report pursuant to section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1999.

              / /    Transition report pursuant to section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the transition period from ________ to ________.

                        Commission File Number 000-22091

                           GOLF TRUST OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                Maryland                              33-0724736
     (State or other jurisdiction of    (I.R.S Employer Identification Number)
      incorporation or organization)

    14 North Adger's Wharf, Charleston, South Carolina 29401; (843) 723-4653
     (Address of principal executive offices) (Zip Code) (Telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, $0.01 par value           American Stock Exchange
    Preferred Stock, Purchase Rights         American Stock Exchange
         (Title of each class)       (Name of each exchange on which registered)

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

     On March 22, 2000 there were 8,118,147 common shares outstanding of the registrant's only class of common stock. Based on the March 22, 2000 closing price of $17.938 per share, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $145,623,320.89. On March 22, 2000, there were 800,000 shares outstanding of the registrant's 9.25% Series A
   Cumulative Convertible Preferred Stock which is the registrant's only class of preferred stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's 1999 fiscal year, are incorporated by reference in Part III of this Form 10-K; and certain exhibits to the Company's prior reports on Forms 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

                                TABLE OF CONTENTS

PART I....................................................................................................................1
     ITEM 1.  BUSINESS....................................................................................................1
           (a)    GENERAL DESCRIPTION OF THE BUSINESS.....................................................................1
               COMPANY OVERVIEW...........................................................................................1
               SUBSIDIARIES AND THE OPERATING PARTNERSHIP.................................................................2
               RECENT DEVELOPMENTS........................................................................................3
                         PREFERRED INTEREST...............................................................................3
                         ACQUISITIONS.....................................................................................3
                         DISPOSITIONS.....................................................................................3
                         EVENTS OF DEFAULT UNDER THE PARTICIPATING LEASE..................................................4
                         ADOPTION OF SHAREHOLDER RIGHTS PLAN..............................................................6
                         CREDIT FACILITY AND LINE OF CREDIT...............................................................6
                         INTEREST RATE SWAP AGREEMENT.....................................................................6
                         REORGANIZATION OF THE ACQUISITION DEPARTMENT.....................................................6
                         LOANS TO OFFICERS................................................................................7
                         STOCK REPURCHASE PROGRAM.........................................................................7
                         UNSOLICITED PROPOSAL.............................................................................7
                         APPOINTMENT OF FINANCIAL ADVISOR.................................................................8
           (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS...........................................................9
           (c)    NARRATIVE DESCRIPTION OF BUSINESS......................................................................10
               BUSINESS OBJECTIVE AND STRATEGY...........................................................................10
                         INVESTMENT CRITERIA.............................................................................12
                         ACQUISITION STRATEGY............................................................................13
                         INTERNAL GROWTH.................................................................................16
               EMPLOYEES ................................................................................................19
               ENVIRONMENTAL MATTERS.....................................................................................19
               TAX STATUS................................................................................................19
               GOVERNMENT REGULATION.....................................................................................20
               COMPETITION...............................................................................................20
               THE GOLF INDUSTRY.........................................................................................20
                         COMPETITIVE CONDITIONS..........................................................................21
                         DEMOGRAPHICS....................................................................................22
                         SEASONALITY.....................................................................................22
           (d) FOREIGN OPERATIONS........................................................................................23
     ITEM 2.   PROPERTIES................................................................................................24
               RESORT COURSES............................................................................................25
               HIGH-END DAILY FEE COURSES................................................................................26
               PRIVATE CLUB COURSES......................................................................................27
               THE PARTICIPATING LEASES..................................................................................28
     ITEM 3.   LEGAL PROCEEDINGS.........................................................................................34
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................36

PART II..................................................................................................................37
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................37
                         MARKET INFORMATION..............................................................................37
                         SHAREHOLDER INFORMATION.........................................................................37
                         DIVIDENDS.......................................................................................38
                         RECENT SALES OF UNREGISTERED SECURITIES.........................................................39
     ITEM 6.      SELECTED FINANCIAL DATA................................................................................40
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................42
                  Results of operations of the Company for the years ended December 31, 1999 and December 31,1998 and the period from February 12 (inception) to December, 1997..........................................44
                  Liquidity and Capital Resources of the Company.........................................................49
                  Funds From Operations and Cash Available for Distribution..............................................55
     ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................57
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................57


     ITEM 9.      CHANGES IN THE COMPANY'S CERTIFIED PUBLIC ACCOUNTANT...................................................57

PART III.................................................................................................................58
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................58
     ITEM 11.     EXECUTIVE COMPENSATION.................................................................................58
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................58
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................58

PART IV..................................................................................................................59
           a)     FINANCIAL STATEMENTS...................................................................................59
                         FINANCIAL STATEMENTS............................................................................59
                         FINANCIAL STATEMENT SCHEDULES...................................................................59
                         EXHIBITS........................................................................................59
           b)     REPORTS ON FORM 8-K....................................................................................59

SIGNATURES.............................................................................................................. 60

                                     PART I

ITEM 1.  BUSINESS

  (a)  GENERAL DESCRIPTION OF THE BUSINESS

         COMPANY OVERVIEW

         Golf Trust of America, Inc. ("GTA") is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. GTA was incorporated in Maryland on November 8, 1996. GTA holds its golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and, in one instance, through a wholly-owned affiliate of Golf Trust of America, L.P. (collectively, the "Operating Partnership"), controlled by GTA. (In this Annual Report, the term "Company" generally includes GTA, the Operating Partnership, and their subsidiaries.) As of March 20, 2000, the Company holds participating interests in 47 golf courses (the "Golf Courses"), 43 of which are owned and four of which serve as collateral for a 30-year participating mortgage loan made by the Company to the owner of the Westin Innisbrook Resort ("Participating Mortgage"). Golf Course quantities are stated in terms of 18-hole equivalents, such that one 27-hole golf course facility would be counted as 1.5 golf courses. The Golf Courses are located in Florida (14), South Carolina (6), Illinois (3.5), Ohio (3), Michigan (3.5), California (2.5), Georgia (2), Virginia (2), Missouri (1.5), Nebraska (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, New Mexico, and West Virginia.

         The Golf Courses which the Company owns are leased to multiple independent third party lessees (the "Lessees") pursuant to leases ("Participating Leases") which provide for payments ("Lease Payments") of fixed base rent ("Base Rent") and participating rent ("Participating Rent") based on growth in revenue at the Golf Courses, excepting a single Golf Course that is currently being managed by GTA as explained in the section titled "Events of Default under the Participating Lease" herein. The interest payment under the Participating Mortgage is structured similarly to the Participating Leases to provide the Company with base interest payments and additional interest payments based on growth in revenue at the Westin Innisbrook Resort. Neither the Company nor its executive officers own any interest in, or participate in the management of, the Lessees or the owner of the Westin Innisbrook Resort, Golf Host Resorts, Inc. (the "Westin Innisbrook Resort Owner").


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

         The Operating Partnership owns the Golf Courses that are subject to the Participating Leases and holds the Participating Mortgage. In addition, the Operating Partnership owned approximately 95% of the economic interest in a taxable subsidiary formed to hold title to a 14-acre development site adjacent to the Sandpiper Golf Course, with the balance owned for tax reasons by Mr. Blair, President and Mr. Young, a director of the Company. This site was sold in June of 1999, consequently, this legal entity was dissolved and the note receivable for the land is now held by GTA LP. As of March 22, 2000, GTA held a 64.4% interest in the Operating Partnership, through its Subsidiaries. GTA GP is the sole general partner of the Operating Partnership and GTA LP is a limited partner of the Operating Partnership. The other limited partners include those Prior Owners who received OP Units in exchange for the contribution of their Golf Courses, including Larry D. Young. The limited partners do not have day-to-day control over the Operating Partnership. However, the limited partners are entitled to vote on certain matters, including the sale of all or substantially all of the Company's assets or the merger or consolidation of the Operating Partnership, which decisions require the approval of the holders of at least 66.7% of the interests in the Operating Partnership (including GTA LP). Each of the limited partners (other than GTA LP), generally, may exercise Redemption Rights (as herein defined) for up to 50% of its OP Units beginning one year after transfer of their Golf Course to the Operating Partnership and the remaining 50% beginning two years after completion of such transfer for shares of Common Stock on a one-for-one basis or for cash at the election of the Company.

         The current relationship among GTA, its subsidiaries, the Operating Partnership (including its wholly-owned affiliate), the limited partners (including many Prior Owners and the Westin Innisbrook Resort Owner) and the operators is described in the following chart (excepting the two single member LLCs established to manage foreclosure property as explained in the section titled "Events of Default under the Participating Lease" herein):

                                    [CHART]

         RECENT DEVELOPMENTS

         Since March 26, 1999, the filing date of the Company's annual report on Form 10-K for the year ended December 31, 1998, the following developments have occurred:

         PREFERRED INTEREST

         On April 2, 1999, GTA completed a private placement of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., for gross proceeds of $20,000,000, less associated costs of approximately $878,000. The net proceeds were used as follows: (i) to pay down $1,025,000 under the Credit Facility; (ii) to repay promissory notes to Nations Credit of $5,169,000; (iii) to pay loan costs associated with the amendment and restatement of the Credit Facility of $1,399,000; (iv) to make new officer loans of $648,000; and (v) the balance for general working capital needs.

         ACQUISITIONS

         The following is a summary of the Company's acquisitions in 1999:

                                                                                                     ACQUISITION
    ACQUISITION                                                                                          COST
       DATE                             COURSE NAME                              LOCATION           (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------

  5/11/99           Metamora Golf  & Country Club                        Metamora, MI                        $5,865
  7/28/99           Pete Dye Golf Club                                   Bridgeport, WV                      10,000

                                                                                                   -----------------
                                                                                                            $15,865
                                                                                                   =================

         For the year ended December 31, 1999, the Company purchased two Golf Courses for an aggregate acquisition cost of approximately $15.9 million. In conjunction with the purchase of the Pete Dye Golf Club, the lessee executed two promissory notes: (i) a $2.3 million capital improvement loan to construct the new clubhouse, and (ii) a $3.5 million secured land loan. These two promissory notes initially bear interest at 10.5% per annum with annual increases of 5% per annum. The purchase price, together with the original principal balance of the promissory notes, totaled $21.7 million.

         DISPOSITIONS

         In June 1999, Sandpiper GTA Development, Inc. sold the undeveloped 14-acre parcel of land located near Sandpiper Golf Course in Santa Barbara, California for $5.3 million, which approximated our basis in the property. The sales price included a $4.2 million promissory note from the buyer secured by a first deed of trust on the parcel; the promissory note accrues interest at 10% per annum and matures one year from closing, subject to two one-year extensions. These extensions can only be exercised by the borrower subject to borrower's payment of all outstanding and accrued interest on the note, an installment payment of $1,000,000 from the buyer for each extension, and an increase in the interest rate on the note to 12% per annum effective as of the second installment. The installment dates are June 2, 2000 and June 2, 2001. The promissory note matures on June 2, 2002, in the event that no extensions are exercised.

         EVENTS OF DEFAULT UNDER THE PARTICIPATING LEASE

         GTA has a policy of acting promptly and aggressively on tenant defaults in accordance with the terms of the Participating Leases. In the event a tenant fails to pay their rent in accordance with the applicable Participating Lease, an "Event of Default" (further defined under ITEM 2. PROPERTIES) may be asserted by GTA as landlord.

         In the third quarter of 1999, GTA elected to pursue legal remedies available to it under its Participating Leases as a result of tenant defaults at Bonaventure and the four Golf Courses previously leased to Granite Golf (I.E., Tiburon Golf Club, Silverthorn Country Club, Persimmon Ridge Golf Club and Black Bear Golf Course). As a result, GTA approved the assignment of the tenant's interest in these Participating Leases to a new lessee. The financial results submitted by the new lessee indicated that same store rounds at these Golf Courses for the fourth quarter 1999 increased--75% for Bonaventure and an average of 6% for the four Granite Golf Courses. Same store revenues for the fourth quarter 1999 increased 23% for Bonaventure and an average of 23% for the four Granite Golf Courses. GTA has also declared events of default in the past several months at four other Golf Courses "Tierra Del Sol Golf Club," "Osage National Golf Club," "Mystic Creek Golf Course," and "Brentwood Golf & Country Club".

         GTA management believes that in cases where events of default occur under its Participating Leases, proactive management of the issues in a timely manner is required and, that such action is necessary (i) to ensure an effective and efficient legal process, (ii) to maintain the value of the golf course, and (iii) to stabilize and/or improve operating performance of the applicable Golf Course. When GTA is forced to "foreclose" on a Golf Course, the Internal Revenue Code (Section 856(e)(4)(C)) allows a 90-day grace period during which GTA can operate the Golf Course and still permit these revenues to be qualifying income for REIT tax purposes. At the expiration of such period, the Golf Course should either be sold, leased to an experienced Golf Course operator, or an agreement must be secured with an independent contractor to assume management of the applicable Golf Course. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the "foreclosure" occurred.

         GTA has elected to pursue legal remedies available to it under its Participating Lease to cure events of default that have occurred in the past several months at the four Golf Courses listed below:

         TIERRA DEL SOL GOLF CLUB: This Golf Course is an 18 hole, high-end daily fee Golf Course located in Albuquerque, New Mexico which GTA purchased in May 1998 for $3,600,000. On November 3, 1999, GTA filed an eviction action against the tenant at Tierra Del Sol Golf Club with the District Clerk of Court in Valencia County, New Mexico, as a result of the tenant's failure to pay rent. As a result of this lawsuit, the tenant was removed and GTA took possession of this Golf Course on February 7, 2000, pursuant to an order issued by the District Court. GTA has created a wholly owned subsidiary, GTA Tierra Del Sol, LLC, to operate this Golf Course during the 90-day grace period. It is GTA's view that the operational problems at this Golf Course were due to the tenant's executive management; therefore, the existing Golf Course-level management team and all Course-level key employees at the Golf Course have remained employed at the Golf Course. GTA has also implemented additional financial reporting policies and procedures to enhance internal controls and facilitate tracking of the financial performance of the Golf Course. GTA has initiated a business plan to explore opportunities to (i) seek to re-let the Golf Course, (ii) enter into a management agreement with a more experienced golf operator than the original tenant, or (iii) potentially sell the Golf Course. OP Units initially pledged as collateral for the lease by the former tenant of the Golf Course have been redeemed and applied to past due rent obligations and other accrued charges. The collateral balance remaining after these outstanding amounts were cured is valued at approximately $170,000, which represents approximately five months of Base Rent, and will be recognized as Other Income in the first quarter of 2000.

         OSAGE NATIONAL GOLF CLUB: This Golf Course is a 27-hole, high-end daily fee Golf Course in Lake of the Ozarks, Missouri, which GTA purchased in August 1998 for $11,200,000 in a sale-leaseback transaction. On February 25, 2000, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. As a result, GTA, the prior owner of the Golf Course, and the tenant entered into discussions to terminate the tenant's Participating Lease and the tenant's possessory rights at the Golf Course. We expect to have the Participating Lease terminated and obtain possession of the Golf Course within approximately 30-45 days. We have created a wholly owned subsidiary, GTA Osage, LLC, which expects to assume management of the Golf Course during the 90-day grace period. In this role, GTA will facilitate the transition of management, implement additional internal controls to more effectively manage the operations of the Golf Course, and implement additional financial reporting policies and procedures to improve the monitoring of the financial performance of the Golf Course. In addition, GTA has initiated a business plan to explore opportunities to (i) seek to re-let the Golf Course, (ii) enter into a management agreement with a more experienced golf course operator than the original tenant, or (iii) potentially sell the Golf Course. We expect that all Golf Course-level key management and employees will remain employed at the Golf Course. Under GTA management's current assumptions, the value of the tenant's collateral (66,124 OP units) securing the obligations of the defaulting tenant under the Participating Lease will be adequate to cover accrued rent (approximately $408,000 through February 25, 2000) and any other accrued charges. The remaining collateral value will be recognized as Other Income and should offset any possible shortfalls in revenue in fiscal year 2000 resulting from tenant's event of default.

         MYSTIC CREEK GOLF COURSE: This Golf Course is a 27-hole, high-end daily fee Golf Course located in Milford, Michigan, which GTA purchased in January 1998 for $10,000,000 in a sale-leaseback transaction. On October 25, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. On February 3, 2000, GTA filed an eviction action with a District Court in Oakland County, Michigan. A hearing was set for February 29, 2000, but was stayed because the tenant filed a voluntary petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court on February 25, 2000. It is our intention to continue the eviction action as soon as legally permissible to seek to shorten the time for the tenant to accept the lease (by bringing the rent current) or reject the lease (which would mean a return of the Golf Course to GTA) and to seek to compel the payment of ongoing rent during the pendancy of the bankruptcy. The tenant continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. Under GTA management's current assumptions, the value of the tenant's collateral ($879,630 in cash and 52,724 OP units) securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $554,000 through February 29, 2000) and any other accrued charges. The remaining collateral value will be recognized as Other Income and should offset any possible shortfalls in revenue in fiscal year 2000 resulting from tenant's event of default.

         BRENTWOOD GOLF & COUNTRY CLUB: This Golf Course is an 18-hole, daily fee Golf Course in White Lake, Michigan, that GTA purchased in December of 1998 for $7,000,000. On November 21, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. On February 3, 2000, GTA filed an eviction action with a District Court in Oakland County, Michigan. In response, the tenant filed a counterclaim against GTA. On March 8, 2000, a hearing was held and the Court ruled that the case be moved to Oakland County Circuit Court, where the action for possession and the allegations in the counterclaim will be heard. On March 28, 2000, an order was entered requiring escrow payment of rent and prorated taxes within seven days of the Order, and thereafter, within seven days of the 25th of each month. The first payment required will be February and March rents, and payments in the subsequent months will be current months rent.

Subject to the foregoing limitations, the tenant continues to operate the Golf Course pending resolution of the pending actions. Under management's current assumptions, the value of the tenant's collateral (a $350,000 Certificate of Deposit and 24,482 OP Units) securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $455,000 through February 29, 2000) and any other accrued charges. Any remaining collateral value will be recognized as Other Income and will be used to offset any possible shortfalls in revenue in fiscal year 2000 resulting from tenant's event of default.

     ADOPTION OF SHAREHOLDER RIGHTS PLAN

     On August 6, 1999, the Board of Directors of Golf Trust of America, Inc. declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of common stock to stockholders of record at the close of business on September 6, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $75.00, subject to adjustment. The agreement (the "Rights Agreement") is between the Company and the rights agent thereunder. On August 30, 1999, the Company filed a current report on Form 8-K more fully describing the terms of the Rights.

         CREDIT FACILITY AND LINE OF CREDIT


         The Company intends to draw upon the Credit Facility, or any successor credit facility, to fund future acquisitions of additional golf courses. There can be no assurance, however, that the Company will close any future acquisitions or that the Company will continue to have access to sufficient debt and equity financing to allow it successfully to pursue its acquisition strategy.

         The one-year term $25.0 million unsecured line of credit from Bank of America that GTA obtained in 1999 was originally scheduled to mature on April 1, 2000; however, a six-month extension of this facility was granted with the same pricing that was in effect under the original line with a 3/4% up-front commitment fee. The new maturity date is October 1, 2000.

         INTEREST RATE SWAP AGREEMENT

         The interest rate swap agreement that GTA entered into with Bank of America in September 1998 expired on March 27, 2000. The notional amount under this agreement of $76,800,000 converted to floating rate debt as of the March 27th expiration date. This increases GTA's total floating rate debt to $210,700,000. As of the date of this filing, GTA had not entered into a new interest rate swap agreement.

         REORGANIZATION OF THE ACQUISITION DEPARTMENT

         In November 1999, Mr. David D. Joseph resigned as Director of Acquisitions and Executive Vice President of the Company and as a member of our Board of Directors to pursue other business interests. At the present time, we do not contemplate replacing this management position due to (i) the current reduced priority on acquisitions, (ii) the skills of our existing acquisition staff, and
(iii) our ability to utilize outside brokers and tenant introductions to support this function. As a part of the separation agreement, Mr. Joseph executed an extension to his covenant not to compete. A one-time charge of $0.5 million is included in the General & Administrative expenses for fourth quarter 1999 related to this reorganization. The Company's Chief Financial Officer, Scott D. Peters, was elected by the Board of Directors to fill the vacant board position. Mr. Peters will stand for re-election at the next meeting of the stockholders.

         LOANS TO OFFICERS

         Loans of approximately $938,000, secured by OP Units and common stock, with interest rates of between 4.4 % to 6.2 % per annum, were made to officers of the Company for the payment of related taxes for Restricted Stock Grants issued in 1997, 1998 and 1999. Of this total, approximately $173,000 related to the Restricted Stock Grants issued on March 10, 1999 for 44,000 shares. It is expected that additional loans will be made to the officers to cover tax liabilities resulting from future vesting of the Restricted Stock Grants. Under the 1998 Senior Executive Loan Program, as amended on August 10, 1999, loans of $2.3 million have been made to officers of the Company to purchase Company stock on the open market. These loans are collateralized by the shares purchased, bear interest at between 4.51 % to 5.89 % per annum and are due at the earlier of (i) sale greater than $25 per share, (ii) within 3 years of applicable employee termination or (iii) five years after the making of the loan. These promissory notes are recourse to the borrower. Upon any change of control of GTA, all outstanding amounts to the current officers of GTA are forgiven and the Promissory Notes are cancelled.

          Of the total officer loans outstanding, approximately $739,000 in loans to the former Executive Vice President were reclassified to Other Assets from Stockholders' Equity upon his resignation in November 1999.

         STOCK REPURCHASE PROGRAM

         On December 15, 1999, GTA announced that its Board of Directors authorized a program to repurchase up to one million shares of its common stock. Any such repurchases will be made on the open market or in block purchase transactions. The timing of any repurchases and the number of shares repurchased pursuant to the stock repurchase program are dependent upon market conditions and corporate requirements. Under this program, on January 4, 2000, GTA purchased 10,000 shares of its stock at a price of $16.9375 per share.

         UNSOLICITED PROPOSAL

         On December 15, 1999, GTA received an unsolicited letter from Schooner Capital LLC. In sum, Schooner expressed its belief that GTA's current real estate investment trust structure is not optimal to best leverage both current and future marketing opportunities. Schooner expressed interest in working with GTA on a going private transaction that would seek to address the interests of all shareholders. Schooner Capital LLC filed a 13D, a General Statement of Beneficial Ownership, on January 28, 2000. As yet, Schooner Capital LLC has not been willing to meet with our financial advisor, Banc of America Securities LLC, to review any proposal it may have.

         APPOINTMENT OF FINANCIAL ADVISOR

         After deliberate interview and diligence process by management and review by the Company's Board of Directors, on February 9, 2000 GTA engaged Banc of America Securities LLC to act as its financial advisor to undertake a review of a broad range of strategic alternatives available to the Company in light of the current and prospective market conditions facing the Company and the REIT industry. Executive management is meeting regularly with our financial advisor in furtherance of considering of alternatives to enhance shareholder value. These alternatives include the possibility of a merger, sale, recapitalization, privatization or restructuring, including de-REITing (revoking election of REIT-tax status), among others. The professional fee structure of Banc of America Securities LLC should not have a material impact on General & Administrative expenses for 2000.

   (b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company's principal business strategy is to own upscale Golf Courses and lease these Golf Courses to qualified third party operators, including affiliates of sellers. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for certain financial information required to be included in response to this Item 1.

   (c)   NARRATIVE DESCRIPTION OF BUSINESS

         BUSINESS OBJECTIVE AND STRATEGY

         The Company's primary objectives are to increase its cash available for distribution per share to stockholders and to enhance stockholder value. The Company's primary strategies for such growth are to own upscale Golf Courses that meet the Company's investment criteria and to participate in increased revenues at these Golf Courses. The Company intends to acquire additional Golf Courses that meet the Company's investment criteria at such time as market conditions are favorable for the acquisition of golf courses at attractive returns.

         The Company believes that its investments are consistent with its goal of becoming a leading owner of, and participating in increased revenue from, nationally and regionally recognized upscale golf courses. The Company's Golf Courses include a number of nationally recognized golf courses as noted below:

         - The Pete Dye Golf Club: "America's 100 Greatest Golf Courses," GOLF DIGEST, 1999; ranked 2nd in "Top 100 Courses of the Modern Era," GOLF WEEK, 1999.

         - Royal New Kent: "America's 100 Greatest Golf Courses," GOLF DIGEST, 1999; "Best New Upscale Course," GOLF DIGEST, 1997

         - Legends of Stonehouse: "14th Best Public Course," GOLF WEEK, 1998; "Best New Upscale Course", GOLF DIGEST, 1996

         - Emerald Dunes Golf Course: "Best of America," THE GOLFER, 1996 & 1997; "Top 100 Public Courses" in America, GOLF DIGEST, 1999

         - Westin Innisbrook Resort: Copperhead, "Top 100 U.S. Resort Courses," GOLF DIGEST, 1999; Island Course, "Top 75 Resort Courses," GOLF DIGEST, 1992

         - Eagle Ridge Inn and Resort: The General, "Top 10 Best New Upscale Public Courses," GOLF DIGEST, 1997; South Course, "Top 100 U.S. Resort Course," GOLF DIGEST, 1999

         - Legends Golf Resort: Parkland, "Top 100 U.S. Resort Courses," GOLF DIGEST, 1999; Heathland, "Top 100 U.S. Resort Courses," GOLF DIGEST, 1999; Heritage Club: "Top 50 Public Courses," GOLF DIGEST, 1992; Oyster Bay: "Top 50 Public Courses," GOLF DIGEST, 1992

         - Sandpiper Golf Course: "Top 25 Public Courses in the Nation," GOLF DIGEST, 1992

         - Persimmon Ridge Golf Club: Ranked 2nd in "Best Courses By State" in Kentucky, GOLF DIGEST, 1999

         - Cooks Creek Golf Club: Ranked 18th in "Best Course By State" in Ohio, GOLF DIGEST, 1999; Ohio Chapter for "The First Tee" program

           The Company believes that the quality of its Golf Courses is further reflected in the average green fees at its Golf Courses, which significantly exceed national industry averages.

         When the Company acquires a Golf Course, the course is either leased back to its prior owner or leased to another qualified operator. Under the Company's standard Participating Lease, the Company receives fixed Base Rent and Participating Rent based on increases in Gross Golf Revenues (as herein defined) if any, at such Golf Course. Each lessee joins the Company's Lessee Advisory Association ("Advisory Association"), which provides marketing information and opportunities as well as potential economic benefits to the lessees, such as bulk purchasing power for certain golf course products and services.

         In certain instances, state and federal tax laws make purchase-leaseback transactions prohibitively expensive. Accordingly, in such cases, the Company may provide financing to a particular Golf Course, provided the Company receives a participating interest in revenues pursuant to a participating mortgage at the Golf Course on a basis comparable to the rentals received by the Company pursuant to its standard Participating Lease. The Company expects that the Company's participating mortgage would be secured by a first-lien on the Golf Course and would include an option to purchase the Golf Course at the end of the participating mortgage's term. In considering any financing transactions, including the Participating Mortgage, the Company seeks to obtain economic terms similar to the standard Participating Lease.

         To fund acquisitions, the Company may utilize a variety of debt or equity financing, including the Credit Facility and the ability to issue OP Units; however, financing vehicles are presently relatively limited in the current capital markets.

         We have described below the Company's (i) investment criteria, (ii) acquisition strategy, and (iii) internal growth strategy.

         (i)      INVESTMENT CRITERIA

         The Company intends to concentrate its investment activities on golf courses, including multi-course Golf Course portfolios, available at attractive prices that meet one or more of the following criteria:


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

         - strength of the lodging industry, including hotels and condominiums, in destination golf areas; and

         - the experience of the proposed lessee and the security for the lessee's obligations under the Participating Lease.

         (ii)     ACQUISITION STRATEGY

         The Company believes it is highly regarded and recognized as having a significant presence in the ownership of upscale assets due to:

         - management's substantial industry knowledge, experience and relationships within the golf course industry,

         - the Company's ability to issue OP Units to golf course owners on a tax-deferred basis,

         - the Company's utilization of the multiple independent lessee structure, and

         - the Company's strategic alliances with prominent golf course operators.

As capital becomes more available, the Company is positioned to quickly and efficiently identify and acquire courses which complement its portfolio and which meet its strategic objectives.

         MANAGEMENT'S KNOWLEDGE EXPERTISE AND RELATIONSHIPS

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

         ISSUANCE OF OP UNITS

         The Company has the ability to issue units of limited partnership interest, including common and preferred units, in the Operating Partnership ("OP Units"). OP Units may be issued to a prospective golf course seller in exchange for his golf course. Holders of OP Units generally have the right (the "Redemption Right") to cause the Company to redeem their OP Units after certain holding periods for cash or, at the Company's option, for common stock in the Company on a one-for-one basis. When the Company acquires a golf course in exchange for OP Units, the golf course seller generally will not recognize taxable income until it exercises the Redemption Right. Thus, the issuance of OP Units can provide an attractive tax-deferred transaction for sellers of golf courses.

         MULTIPLE INDEPENDENT LESSEE STRUCTURE

         The Company believes many golf course owners are single-business entrepreneurs who could benefit from diversification, but desire to remain involved in the day-to-day operation of their courses. The Company believes such golf course owners will continue to be attracted to the Company's multiple independent lessee structure, in which the Company acquires a course and then leases it back to an affiliate of the seller. Such structure satisfies the owner/seller's desire to remain involved in the day-to-day operation of his course, while also satisfying his desire to obtain liquidity. Specifically the structure offers prospective sellers:

         - the ability to retain control over the operations of the golf course pursuant to a lease-back transaction;
         - the tax deferral and increased liquidity associated with owning OP Units;
         - the ability to obtain additional OP Units through the Lessee Performance Option (as described below);
         - the marketing and purchasing economies of scale potentially gained from participation in the Lessee Advisory Association; and
         - the ability to diversify the seller's investment by participating as an equity owner in the Company's portfolio of Golf Courses.

         RELATIONSHIPS WITH STRATEGIC PARTNERS

         The following table is a summary of the Company's current lessees/golf operators:

       --------------------------------------------------------- --------------------


                                                                    GTA COURSES
                                                                        UNDER
                                                                     MANAGEMENT
       GOLF LESSEES/OPERATORS                                         (18-HOLE
                                                                    EQUIVALENTS)
       --------------------------------------------------------- --------------------

       Legends Group                                                    13.5
       Troon Golf                                                        8.5
       Emerald Dunes Golf Group                                          3.0
       John Rainieri and Cook/Rainieri Management                        3.0
       Total Golf                                                        3.5
       Crescent Company                                                  2.0
       Stonehenge Golf Development                                       2.0
       Diamond Players Club                                              2.0
       Northgate Forest                                                  1.5
       Palm Desert Country Club                                          1.5
       Craft Farms                                                       1.0
       Environmental Golf                                                1.0
       Properties of the Country                                         1.0
       Burning Embers                                                    1.0
       Osage Golf Properties                                             1.5
       Courses currently managed by GTA(1)                               1.0

       --------------------------------------------------------- --------------------

       TOTAL 18-HOLE EQUIVALENTS                                         47

       --------------------------------------------------------- --------------------

       ---------------------------------------------------------
       RESORT/HOTEL OPERATORS
       ---------------------------------------------------------
       Westin Hotels
       Starwood Hotels and Resorts
       Eagle Ridge Inn & Resort
       ---------------------------------------------------------

(1) This represents Tierra Del Sol Golf Course which is classified as foreclosure property and is being managed by GTA during the 90-day grace period.

         (iii)    INTERNAL GROWTH

         The Company seeks to increase revenue from its current assets through internal growth. Based on the experience of its management, the Company believes its Golf Courses offer opportunities for revenue growth through effective marketing and efficient operations. The Participating Leases and the Participating Mortgage have been structured to provide the operators with incentives to manage and maintain the Golf Courses in a manner designed to increase revenue and, as a result, increase payments to the Company under the Participating Leases and the Participating Mortgage. The Company believes that the Golf Courses are positioned to benefit from favorable trends in the golf industry. In 1998, the last year for which results are available, the number of rounds played in the United States equaled 529 million, a 14% increase since 1994.

         EXPANSIONS, IMPROVEMENTS, AND WORKING CAPITAL LINES

         Under certain circumstances, the Company agrees to make funds available to the lessees to fund significant capital improvements, to expand the existing Golf Courses and, in limited circumstances, to provide the lessees with working capital for the applicable Golf Course. When significant capital improvements are funded, the underlying Base Rent and Base Interest (in the case of the Participating Mortgage) are increased. Working capital lines are evidenced by promissory notes or set forth in the Participating Lease itself.

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

         "Gross Golf Revenue" is generally defined as all revenues from a Golf Course, including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, excluding food and beverage and merchandise revenue. In certain circumstances, the Company participates in food and beverage revenue and merchandise revenue.

         PARTICIPATING MORTGAGE

     In June of 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan (the "Participating Mortgage) to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC and agreed to fund an additional $9 million for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

 . The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. The operator of the resort, Westin, has guaranteed up to $2.5 million of debt service for each of the first five years.

                  The Participating Mortgage term is 30 years from execution, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% per annum but no more than 7% per annum) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

         LESSEE PERFORMANCE OPTION

         The Participating Leases generally utilize an incentive-based performance structure. This Performance Option structure is designed to encourage the operators to seek aggressive growth in revenue at the Golf Courses. The structure also is designed to attract potential sellers of golf courses that the Company believes have high growth potential and that might not otherwise be available for purchase. Generally, Participating Leases with third party operators do not contain a Lessee Performance Option. Under the Performance Option for the Participating Leases, during years three through five of each Participating Lease, the operator or its affiliate, subject to certain qualifications and restrictions, may elect on a one time basis only to increase the Base Rent in order to receive additional OP Units or common stock in the Company. The Performance Option for the Participating Leases may only be exercised if the current-year net operating income of the operator of the applicable Golf Course, inclusive of a capital replacement reserve, exceeds 113.5% of such Lessee's Lease Payment after taking into account the increased amount of Base Rent. If the Performance Option is exercised, the Base Rent is increased by an amount calculated to be accretive to the Company's Funds From Operations on a per share basis. Following exercise of the Lessee Performance Option, the adjusted Base Rent will be increased by the Base Rent Escalator each year for a period of five years. An operator's ability to exercise the Performance Option and the number of OP Units or common stock issuable to such prior owner in connection therewith, will depend on future operating results at the applicable Golf Course and, therefore, cannot be determined in advance.

         PERFORMANCE OPTION FOR THE PARTICIPATING MORTGAGE

         The structure of the Performance Option for the Participating Mortgage is similar to the Performance Option for the Participating Leases. Under the Performance Option for the Participating Mortgage, during years three and five of the Participating Mortgage, the Westin Innisbrook Resort owner, subject to certain qualifications and restrictions, may elect on a one time basis only to require the Company to make an additional advance under the Participating Mortgage and the Westin Innisbrook Resort owner will be required to purchase additional OP Units with that advance. The Performance Option for the Participating Mortgage may be exercised only if the current-year net operating income of the Westin Innisbrook Resort, inclusive of a capital replacement reserve, but exclusive of certain management fees paid to Westin, exceeds 113.5% of such operator's Participating Mortgage obligation after taking into account the increased amount of Base Interest. If the Performance Advance is made, interest on the Performance Advance will be calculated to be accretive to the Company's Funds From Operations on a per share basis. Following exercise of the Performance Option for the Participating Mortgage, the adjusted Base Interest will be increased by 3% per year for five years. The Westin Innisbrook Resort owner's ability to exercise the Performance Option will depend on future operating results and, therefore, cannot be determined in advance.

         EMPLOYEES

          The Company is self-administered and has 13 full-time employees.


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

         At Bonaventure Country Club, there was remediation work performed respecting maintenance and facilities operations, including the construction of a new maintenance area to remedy prior practices that resulted in low level soil contamination at the property. In addition, underground storage tanks at the property, which have subsequently been abandoned, have leaked, resulting in localized soil contamination. The Company believes that the completed remedial work and soil contamination will not have a material adverse effect on the operations of the Company.

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

         TAX STATUS

         The Company has elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The
Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. When GTA forecloses on a Golf Course as a result of a tenant default under a Participating Lease, the Internal Revenue Code (Section 856(e)(4)(C)) allows a 90-day grace period during which GTA can operate the Golf Course and still permit these revenues to be qualifying income for REIT tax purposes. At the expiration of such period, the Golf Course should either be sold or an agreement must be secured with an independent contractor to assume management. Management of the Golf Course by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the "foreclosure" occurred. The only Golf Course being operated pursuant to this rule as of March 22, 2000, is Tierra Del Sol Golf Club; however, the other three Golf Courses ("Osage National Golf Club," "Mystic
Creek Golf Course" and "Brentwood Golf & Country Club") currently in default may in the future be operated pursuant to this rule.

         GOVERNMENT REGULATION

         The Golf Courses, like other such assets, are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires public facilities such as clubhouses and recreation areas are made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the Golf Courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Participating Leases, the lessees are responsible for any costs associated with ADA compliance.

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

         The Company believes the United States golf industry is entering a period of significant growth. This belief is based, in part, on the fact that people over the age of 50 play more golf than younger people, and the expectation that over the next several years the number of people aged 50 and older will increase significantly as the "baby boomers" age. The Company expects that the aging population will contribute to an increase in the number of rounds played and Gross Golf Revenues at the Golf Courses and any golf courses subsequently acquired by the Company. In addition, the emergence of golf stars such as Tiger Woods, David Duvall and Sergio Garcia has lead to an increase in junior, women and minority participants.

         COMPETITIVE CONDITIONS

         The Company is one of two publicly traded REITs in the United States focused exclusively on owning and acquiring golf courses. The Company is the only such company with an idependent lessee structure.

         Golf course ownership in the United States is highly fragmented. There are approximately 15,000 golf courses (approximately 13,000 eighteen-hole equivalents) in the United States that are owned by approximately 13,000 different entities. There are relatively few owners of more than one course. The Company believes that the 15 largest golf course owners in the United States collectively own fewer than 5% of the total number of golf courses and that fewer than 10 golf course owners own more than 10 golf courses. The Company believes that this fragmented ownership provides an opportunity for consolidation of the ownership of upscale golf courses.

         The Company believes the current fragmentation of golf course ownership is a result of a variety of factors, including a scarcity of capital, the entrepreneurial nature of many golf course owners and operators and their associated pride of ownership. The Company believes that the economies of scale in owning and operating multiple golf courses, the growing significance of professional financial management in the operation of golf courses and the desire for liquidity by golf course owners could lead to consolidation of golf course ownership. In particular, the Company believes golf course owners will be attracted to the Company's multiple independent lessee structure, which permits the Company to acquire a course and then lease it back to an affiliate of the seller. Such structure satisfies the owner's desire to remain involved in the day-to-day operation of his course post sale, while also satisfying his desire to obtain liquidity. The Company further believes its ability to issue OP Units in exchange for a golf course will attract potential sellers, who generally can defer recognition of taxable gain on the exchange until they exercise their Redemption Right. By offering golf course owners the tax planning benefit of OP Units and the economic benefit of participating in the independent lessee structure, including resulting economies of scale in operating golf courses, the Company believes it is able to acquire desirable upscale courses that may not otherwise be available for purchase.

         Largely in response to the popularity of golf, the construction of golf courses in the United States has increased significantly in recent years. Since 1987, an average of approximately 280 new golf courses were opened each year. A total of 496 facilities were completed in 1999, of which 327 were new courses and the rest were expansions of existing facilities.

         In 1999, 73% of new golf course openings were daily fee facilities, while municipal facilities represented 11% and the remaining 16% were private clubs. For 2000, it is estimated that over 500 new courses will open, an all time high.

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

         The Company believes the game of golf has exhibited strong growth in popularity in the past five years as illustrated below:

                                                  1996             1998              % CHANGE
                                                  ----             ----              --------
                                                       (millions)
Number of Golfers . . . . . . . . . . . .         24.8             26.4                  7%
Rounds Played . . . . . . . . . . . . . .        477.4            528.5                 11%

According to current participation rates, it is expected that the number of golfers will increase nearly 2% each year for the next 12 years.

         DEMOGRAPHICS

         The Company believes the game of golf will benefit from favorable demographic trends. The United States Census Bureau estimates that the population aged 50 and over will increase by 39% between 1996 and 2010, from
69.3 million to 96.3 million. The average number of rounds played per golfer on an annual basis increases significantly as the golfer ages. Golfers in their 50's play nearly twice as many rounds annually as golfers in their 30's, and golfers age 65 and older generally play three times as many rounds annually as golfers in their 30's. The Company believes that the number of golfers as well as the total number of rounds played will increase significantly as the average age of the population continues to increase. The Company believes that "baby boomers," the oldest of whom are now in their early 50's, will contribute to the growth in total rounds played due to growing wealth and leisure time as well as the suitability of golf as a sport for an aging population.

         SEASONALITY

         The golf industry is seasonal in nature because of weather conditions and the fewer available tee times during the rainy season and the winter months. Each of the lessees operating a daily fee Golf Course may vary green fees based on changes in demand. The Company does not expect seasonal fluctuations in lessee revenues to have a significant impact on the Company's operating results. The Company's Participating Leases require Base Rent to be paid ratably throughout the year and in certain cases requires funds to be set aside by lessees to offset expected seasonal fluctuations.

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

         The Golf Courses include 22 upscale Daily Fee courses, 14.5 Resort Courses and 10.5 Private Country Clubs. "Daily Fee" courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. "Resort Courses" are Daily Fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. The Company considers its Daily Fee and Resort Courses to be high-end Golf Courses because of the quality and maintenance of each Golf Course. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

         The Company believes that the overall quality of its Golf Courses is reflected in the green fees charged at each Golf Course, which significantly exceed national averages. The Company believes its focus on upscale Daily Fee golf courses and private country clubs, which attract golfers with attractive demographic and economic profiles, will result in stronger and less cyclical revenue growth in comparison to golf courses with lower green fees.

         Five of the Golf Courses are located in the Myrtle Beach, South Carolina vicinity, a popular year-round golf destination area. Myrtle Beach is considered one of the nation's premier golf resort locations with just over 100 golf courses and approximately 4.2 million rounds played in 1999, according to the MYRTLE BEACH GOLF HOLIDAY-TM-. In addition to golf courses, Myrtle Beach offers a mix of entertainment, shopping and dining, as well as proximity to beaches. All of the Golf Courses located in the Myrtle Beach vicinity were developed and contributed to the Company by Legends Golf, a leading golf course owner, developer and operator in the Southeast and Mid-Atlantic regions of the United States.

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

         The Company owns a fee simple interest in each of the Golf Courses with the exception of Oyster Bay and Mystic Creek, which are subject to long-term ground leases, and the four Golf Courses at the Westin Innisbrook Resort, where the Company holds a first lien on the Golf Courses and all of the related facilities (other than the separately-owned condominium units comprising the hotel). The Company additionally holds an option to purchase the Westin Innisbrook Resort and such facilities at the expiration of the Participating Mortgage for the lesser of its fair market value or a pre-determined number of shares of common stock in the Company.

         Certain information regarding each of the Golf Courses owned by the Company or in which the Company has an interest as of December 31, 1999, is set forth on the following pages:

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

                                                                NO. OF
COURSE NAME                            CITY AND STATE             HOLES        YARDAGE          YEAR OPENED
-------------------------------------- ------------------------ ----------- -------------- -----------------------

Legends Resort
     Heathland . . . . . . . . . . .   Myrtle Beach, SC             18          6,785               1990
     Parkland . . . . . . . . . .  .   Myrtle Beach, SC             18          7,170               1992
     Moorland  . . . . . . . . . . .   Myrtle Beach, SC             18          6,799               1990
Heritage Golf Club . . . . . . .       Pawleys Island, SC           18          7,040               1986
Oyster Bay . . . . . . . . . . . . .   Sunset Beach, NC             18          6,685               1983
Woodlands . . . . . . . . . . . . .    Gulf Shores, AL              18          6,584               1994
Westin Innisbrook Resort
     Copperhead Course . . .           Palm Harbor, FL              18          7,087               1972
     Island Course  . . . . . . . .    Palm Harbor, FL              18          6,999               1970
     Eagle's Watch  . . .  . . . .     Palm Harbor, FL              18          6,245               1971
     Hawk's Run  . . . .. . . . .. .   Palm Harbor, FL              18          6,245               1971
Lost Oaks of Innisbrook  . . .         Palm Harbor, FL              18          6,450               1977
Eagle Ridge Inn and Resort
    The General   . . . . . . . . .    Galena, IL                   18          6,820               1997
    North Course . . . . . . . . . .   Galena, IL                   18          6,836               1977
    South Course . . . . . . . . . .   Galena, IL                   18          6,762               1984
    East Course . . . . . . . . . .    Galena, IL                   9           2,648               1991

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

                                                                                    NO. OF                        YEAR
COURSE NAME                                             CITY AND STATE              HOLES         YARDAGE          OPENED
------------------------------------------------ ------------------------------ --------------- ------------- -----------------
Royal New Kent . . . .                           Williamsburg, VA                     18           7,291            1996
Legends of Stonehouse . .                        Williamsburg, VA                     18           6,963            1996
Olde Atlanta . . . . . . . . . .                 Atlanta, GA                          18           6,789            1993
Tiburon . . . . . . . . . . . . . .              Omaha, NE                            27           7,005            1989
Raintree . . . . . . . . . . . . .               Akron, OH                            18           6,886            1992
Eagle Watch . . . . . . . . . .                  Atlanta, GA                          18           6,896            1989
Black Bear Golf Club . . .                       Orlando, FL                          18           7,002            1995
Bonaventure
     Green Monster Course                        Ft. Lauderdale, FL                   18           7,011            1970
     The Resort Course                           Ft. Lauderdale, FL                   18           6,189            1978
Mystic Creek . . . . . . . . .                   Milford, MI                          27           6,802            1996
Emerald Dunes Golf Course                        West Palm Beach, FL                  18           7,006            1990
Sandpiper Golf Course                            Santa Barbara, CA                    18           7,068            1972
Tierra Del Sol . . . . . . . . .                 Albuquerque, NM                      18           6,351            1982
Links at Polo Trace . . . . .                    Delray Beach, FL                     18           7,100            1989
Osage National . . . . . . . .                   Lake of the Ozarks, MO               27           7,150            1992
Wekiva Golf Club . . . . . .                     Orlando, FL                          18           6,640            1975
Cypress Creek . . . . . . . . .                  Boynton Beach, FL                    18           6,808            1964
Cooks Creek . . . . . . . . . .                  Ashville, OH                         18           7,000            1983
Brentwood . . . . . . . . . . .                  White Lake, MI                       18           6,262            1995
Palm Desert . . . . . . . . . . .                Palm Desert, CA                      27           6,678            1957

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

                                                                       NO. OF                          YEAR
               COURSE NAME                     CITY AND STATE          HOLES          YARDAGE         OPENED
------------------------------------------- ---------------------- --------------- -------------- ---------------
Northgate Country Club . . . . . . .        Houston, TX                  27            6,540           1984
Club of the Country . . . . . . . . . .     Kansas City, KS              18            6,357           1979
Stonehenge Golf
            Wildewood Country Club          Columbia, SC                 18            6,751           1974
            Woodcreek Farms                 Columbia, SC                 18            7,002           1997
Persimmon Ridge Country Club .              Louisville, KY               18            7,129           1989
Silverthorn Country Club . . . . . .        Brooksville, FL              18            6,827           1994
Ohio Prestwick Country Club . . .           Akron, OH                    18            7,066           1972
Sweetwater Country Club . . . . .           Orlando, FL                  18            6,300           1980
The Pete Dye Golf Club . . . . . . .        Bridgeport, WV               18            7,248           1994
Metamora Golf & Country Club                Metamora, MI                 18            6,933           1992
(semi-private). . . . . . . . . .  . . .

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

         In instances where the Golf Course is not leased to a prior owner, the security deposit provided to the Company varies, and is generally less than where a Golf Course is leased back to its Prior Owners and the Company seeks to cross-collateralize any security deposits otherwise provided by such Lessee or its affiliates to the Company.

         GTA LESSEE ASSOCIATION

         Each Lessee is a member of the GTA Lessee Association, which participates in cross-marketing of the Golf Courses and identifies each Golf Course as owned by the Company, thereby increasing the golfing consumer's brand name awareness of the Company. Membership in the GTA Lessee Association is designed to provide the Lessees, collectively, greater purchasing power with vendors than each would have individually. The GTA Lessee Association attempts to ensure a consistent, high-quality product at each member Golf Course.

         MAINTENANCE AND MODIFICATIONS

         Each Lessee, at its sole cost and expense, is required, to maintain and operate its respective Leased Property in good order, repair and appearance and to make such interior and exterior, structural and non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs as are necessary and appropriate to keep such Leased Property in good order, repair and appearance. Each Lessee also must maintain each Golf Course it leases in substantially the same condition it was in at the commencement of the Participating Lease and otherwise in a condition comparable to other comparable golf courses in its vicinity. If the Company, in consultation with the GTA Lessee Association, determines that a Lessee has failed to comply with its maintenance and operation obligations, then the Company shall provide a written list to the Lessee of remedial work and/or steps to be performed. If the Lessee disputes the Company's assertions, then the matter shall be handled by a committee composed of members of the GTA Lessee Association and representatives of the Company.

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

         INSURANCE

         Each Lessee is required to maintain insurance on its Leased Property under insurance policies providing for all-risk, liability, flood (if carried by comparable golf course facilities in the area and otherwise available at commercially reasonable rates) and worker's compensation coverage, which at the time is usual and commonly obtained in connection with properties similar in type of building size and use to the Leased Property located in the geographic area where the Leased Property is located. Each insurance policy names the Company as additional insured or loss payee, as applicable. In 1999, the GTA Lessee Association selected a preferred vendor for insurance products and services for the purpose of providing lessees access to better rates and coverage.

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

         SEE "EVENTS OF DEFAULT" UNDER ITEM 1 FOR SPECIFIC COURSES TO WHICH THIS MAY APPLY.

         GOVERNING LAW

         The Participating Leases will be governed by and construed in accordance with the law of the state where the Golf Course is located. Because the Golf Courses are located in various states, the Participating Leases may be subject to restrictions imposed by applicable local law.

ITEM 3.  LEGAL PROCEEDINGS

Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses which are leased and require each Lessee to maintain insurance for such purposes. Although the Company is currently not party to any legal proceedings relating to the Golf Courses that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

         LITIGATION ARISING THROUGH EVENTS OF DEFAULT

         TIERRA DEL SOL GOLF CLUB: On November 3, 1999, GTA filed an eviction action against the tenant at Tierra Del Sol Golf Club with the District Clerk of Court in Valencia County, New Mexico, as a result of the tenant's failure to pay rent. As a result of this lawsuit, GTA took possession of this property on February 7, 2000, pursuant to an order issued by the District Court. GTA has created a wholly owned subsidiary, GTA Tierra Del Sol LLC, to operate this Golf Course during the 90-day grace period allowed by the Internal Revenue which permits these revenues from operations to be qualifying income for REIT tax purposes for this 90-day period. See further explanation of the Internal Revenue Code addressing this situation in the TAX STATUS section of this document.

         OSAGE NATIONAL GOLF CLUB: On February 25, 2000, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. As a result GTA, the prior owner of the golf course, and the tenant entered into discussions to terminate the tenant's Participating Lease and the tenant's possessory rights at the Golf Course. We expect to have the Participating Lease terminated and obtain possession of the Golf Course within approximately 30-45 days. GTA has created a wholly owned subsidiary, GTA Osage LLC, which expects to assume management of the Golf Course during the 90-day grace period allowed by the Internal Revenue which permits these revenues from operations to be qualifying income for REIT tax purposes for this 90-day period. See further explanation of the Internal Revenue Code addressing this situation in the TAX STATUS section of this document.

         MYSTIC CREEK GOLF COURSE: On October 25, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. On February 3, 2000, GTA filed an eviction action with a District Court in Oakland County, Michigan. A hearing was set for February 29,2000, but was stayed because the tenant filed a voluntary petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court on February 25, 2000. It is our intention to continue the eviction action as soon as legally permissible to seek to shorten the time for the tenant to accept the lease (by bringing rent current) or reject the lease (which would mean a return of the property to GTA) and to seek to compel the payment of ongoing rent during the pendancy of the bankruptcy.

         BRENTWOOD GOLF & COUNTRY CLUB: On November 21, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. On February 3, 2000, GTA filed an eviction action with a District Court in Oakland County, Michigan. In response, the tenant has filed a counterclaim against GTA. On March 8, 2000, a hearing was held and the Court ruled to remove the case to Oakland County Circuit Court, where the action for possession and the allegations in the counterclaim will be heard. On March 28, 2000, an order was entered requiring escrow payment of rent and prorated taxes within seven days of the Order, and thereafter, within seven days of the 25th of each month. The first payment required will be February and March rents, and payments in the subsequent months will be the current months rent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the shareholders in the fourth quarter of 1999.

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

-----------------------------------------------------------
                        HIGH       LOW      DISTRIBUTION
-----------------------------------------------------------
1999
First Quarter          27 3/4     20 1/2        $0.44
Second Quarter         25 3/4     21 5/8        $0.44
Third Quarter          24 3/8     18 3/8        $0.44
Fourth Quarter         19 1/2     14 1/2        $0.44
-----------------------------------------------------------

-------------------------------------------------------------
                        HIGH       LOW      DISTRIBUTION
-------------------------------------------------------------
1998
First Quarter          32 3/8     27 5/8        $0.41
Second Quarter         35 1/8     30 1/4        $0.44
Third Quarter          35 1/2       26          $0.44
Fourth Quarter         29 9/16      24          $0.44
-------------------------------------------------------------


         SHAREHOLDER INFORMATION

         As of March 22, 2000, the number of holders of record of Common Stock of the Company was approximately 145 and there were 8,118,147 shares outstanding. On that date a total of 4,905,086 OP Units (including 59,188 preferred OP units) were held by 21 entities, excluding the Company's two subsidiaries. On that date, 800,000 shares of the Company's Convertible Preferred Stock were held by a single holder.

         DIVIDENDS

         The Company intends to continue to make regular quarterly distributions to its stockholders. The Board of Directors, in its sole discretion, will determine the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. The Company's distributions, for the year ended December 31, 1999, was $1.76 per share of Common Stock. For the period ended December 31, 1999, and including payments made for fourth quarter, the distributions represent 75% of cash available for distribution. Holders of OP Units will receive distributions on a per unit basis equal to the per share distributions to owners of Common Stock, except Preferred OP Units which were issued at a specified dividend yield. Also, OP Units issued since the prior record date to partners other that GTA GP or GTA LP will receive a pro rata distribution based on duration of ownership.

         The Company's actual cash available for distribution will be affected by a number of factors, including Gross Golf Revenues generated at the Golf Courses. The Company anticipates that cash available for distribution will exceed earnings and profits due to non-cash expenses, primarily depreciation and amortization, to be incurred by the Company. Distributions by the Company to the extent of its current or accumulated earnings and profits for federal income tax purposes, other than capital gain dividends, will be taxable to stockholders as ordinary dividend income. Any dividends designated by the Company, as capital gain dividends generally will give rise to capital gain for stockholders. Distributions in excess of the Company's current or accumulated earnings and profits generally will be treated as a non-taxable reduction of a stockholder's basis in the Common Stock to the extent thereof, and thereafter as capital gain. Distributions treated as non-taxable reduction in basis will have the effect of deferring taxation until the sale of a stockholder's Common Stock or future distributions in excess of the stockholder's basis in the Common Stock. Based upon the total earnings and profits of the Company, the Company estimates that 2.3% of the expected annual distribution would represent a return of capital for federal income tax purposes. If actual cash available for distribution or taxable income vary from these amounts, or if the Company is not treated as the owner of one or more of the Initial Courses, the percentage of distributions which represents a return of capital may be materially different.

         In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its taxable income (excluding net capital gains). Based on the Company's results of operations for year ended December 31, 1999, the Company was required to distribute approximately $9.08 million in order to maintain its status as a REIT. Under certain circumstances, the Company may be required to make distributions in excess of cash available in order to meet such distribution requirements.

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

         RECENT SALES OF UNREGISTERED SECURITIES

         On March 10, 1999, Restricted Stock grants totaling 44,000 common shares were issued to the Executive Officers of the Company under the 1998 Stock Based Incentive Plan. On January 30, 2000, Restricted Stock grants totaling 55,000 common shares were issued to the Executive Officers of the Company under the 1998 Stock Based Incentive Plan. On January 30, 2000, Stock Options were issued for 145,000 common shares to Executive Officers of The Company under the 1998 Stock Based Incentive Plan. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

         On May 11, 1999, the Operating Partnership issued 10,169 Preferred OP Units to the prior owner of Metamora Golf and Country Club as partial consideration for its interest in Metamora Golf and Country Club. On July 28, 1999, the Operating Partnership issued 48,949 Preferred OP Units to the prior owner of Pete Dye Golf Club as partial consideration for its interest in the Pete Dye Golf Club. OP Units may generally be redeemed by their holder one-year after issuance for cash or, at the option of the Company, shares of Common Stock on a one-for-one basis. This issuance was effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected consolidated financial information for the Company.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FOR THE PERIOD
                                         FOR THE YEAR ENDED   FOR THE YEAR ENDED   FROM FEBRUARY 12 TO
                                          DECEMBER 31, 1999    DECEMBER 31, 1998   DECEMBER 31, 1997
                                          -----------------    -----------------   -----------------

Rent from Affiliates                          $15,041              $12,365             $10,802
Rent                                           31,630               23,097               3,607
Mortgage interest                               9,106                8,922               4,318
---------------------------------------- -------------------- -------------------- -------------------
                                              $55,777              $44,384             $18,727

Depreciation and amortization                 $17,299             $ 11,667             $ 3,173
General and administrative                      6,098                5,416               2,532
Interest income                               (1,480)                (478)               (624)
Interest expense                               15,603                9,673             $ 1,879
Loss on disposal of assets                         -                   370                   -
---------------------------------------- -------------------- -------------------- -------------------
Total Expenses                                $37,520              $ 9,565             $ 6,960
---------------------------------------- -------------------- -------------------- -------------------

Net income before minority interest           $18,257              $17,736             $11,767

Income applicable to minority interest
                                                7,026                7,130               5,798

Preferred Dividends
                                                1,383                    -                  -
---------------------------------------- -------------------- -------------------- -------------------

Net income applicable to common
  stockholders                                $ 9,848             $10,606             $ 5,969
---------------------------------------- -------------------- -------------------- -------------------
Earnings per common share - basis             $  1.28             $  1.39             $  1.32
Weighted average number of common
shares - basis                                  7,720               7,635               4,535
Earnings per common share -diluted            $  1.27             $  1.34             $  1.29
Weighted average number of common
shares - diluted                                7,734               7,905               4,626
Distribution declared per share and
  unit (1)                                    $  1.76             $  1.73             $  1.43
Distribution paid per share and unit          $  1.76             $  2.14             $  1.03

                                                                               FOR THE PERIOD FROM
                                      FOR THE YEAR ENDED   FOR THE YEAR ENDED     FEBRUARY 12 TO
                                       DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                       -----------------    -----------------    -----------------
  CASH FLOW INFORMATION
  Cash flows provided by operating         24,608               30,593               13,644
  activities
  Cash flows used in investing
    activities                             29,293               201,504              148,738
  Cash flows provided by financing          1,699               157,834              150,062
  activities
  OTHER INFORMATION
  Funds from operations (2)                34,107               29,773               14,899
  Cash available for distribution          30,549               27,221               13,652
  Weighted average common stock and        12,990               13,052                9,030
  OP Units

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                DECEMBER 31,
                                                  ---------------------- ------------------------ --------------------
                                                          1999                    1998                   1997
Net Investment in Golf Courses                        $ 327,702                $ 323,500              $ 101,044
Mortgage Notes Receivable                               $73,160                $  72,252              $  65,129
Total Assets                                          $ 433,912                $ 411,981              $ 186,306
                                                  ---------------------- ------------------------ --------------------
                                                  ---------------------- ------------------------ --------------------

Mortgages and Notes Payable                           $ 223,085               $  210,634                $ 4,325
Total Liabilities                                      $233,881               $  225,824                $ 7,354
Minority Interest                                       $69,747               $   76,510              $  54,625
Stockholders' Equity                                   $130,284               $  109,647              $ 124,327
Total Liabilities and Stockholders' Equity             $433,912               $  411,981              $ 186,306
                                                  ---------------------- ------------------------ --------------------
                                                  ---------------------- ------------------------ --------------------

                                                  ---------------------- ------------------------ --------------------

(1) The 1997 quarterly distribution declared per share and unit includes $.41 declared in January 1998 related to the fourth quarter 1997.

(2) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), Funds From Operations (FFO) represents net income (loss) (computed in accordance with generally accepted accounting principles
         (GAAP)), excluding gains of real property, and after adjustments for unconsolidated partnerships and joint ventures. Effective 1/1/2000, FFO should include both recurring and non-recurring operating results - except those results defined as "extraordinary items" under GAAP and gains and losses from sales of depreciable operating property. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with NAREIT definition may be different than similarly titled measures used by other REITs.

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

     OVERVIEW AND FORMATION

     Golf Trust of America, Inc. (the "Company") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which the Company, as of March 22, 2000, owns 64.4 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of the Company, along with his affiliates, owns 27.0 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and an officer of the Company hold the remaining interest in the Operating Partnership.

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

     The Company was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The Company's principal business strategy is to own upscale golf courses and lease these golf courses to qualified third-party operators which may include the sellers of the courses. In addition to the ability to acquire golf courses for cash and/or the assumption of indebtedness, the Company has the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Unit holders are partners who have the right ("their Redemption Right"), subject to certain terms and conditions to convert their OP Units to shares of Common Stock, or to cash at the discretion of the Company. When the Company acquires a golf course in exchange for OP Units, in most instances the seller of the course does not recognize taxable income gain until it exercises the Redemption Right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. The Company believes it is highly regarded and recognized as having a significant presence in the ownership of upscale assets due to (i) its utilization of a multiple independent lessee structure (ii) management's substantial industry knowledge, experience, and relationships within the golf community, (iii) the Company's strategic alliances with prominent golf course operators and (iv) its ability to issue OP Units to golf course owners on a tax-deferred basis.

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

     GOLF COURSE ACQUISITIONS

                  For the year ended December 31, 1999, the Company purchased two Golf Courses for an aggregate acquisition cost of approximately $15.9 million. In conjunction with the purchase of the Pete Dye Golf Club, the lessee executed two promissory notes: (i) a $2.3 million capital improvement loan to construct the new clubhouse and (ii) a $3.5 million secured land loan. These two promissory notes initially bear interest at 10.5% per annum with annual increases of 5% per annum. The purchase price, together with the original balance of the promissory notes totaled $21.7 million and were funded as follows: $8.6 million in cash, $10.0 million in assumed debt, $1.4 million in deferred payments ($0.7 million on the Pete Dye Clubhouse Construction and $0.7 million reserve for a Maintenance Facility and Wastewater Treatment at Metamora), and $1.7 million represented by the issuance of Preferred OP Units (approximately 59,000 OP Units) to the sellers.

         DISPOSITIONS

         In June 1999, Sandpiper GTA Development, Inc. sold the undeveloped 14-acre parcel of land located near Sandpiper Golf Course in Santa Barbara, California for $5.3 million, which approximated our basis in the property. The sales price included a $4.2 million promissory note from the buyer secured by a first deed of trust on the parcel; the promissory note accrues interest at 10% per annum and matures one year from closing, subject to two one-year extensions. These extensions can only be exercised by the borrower subject to borrower's payment of all outstanding and accrued interest on the note, an installment payment of $1,000,000 from the buyer for each extension, and an increase in the interest rate on the note to 12% per annum effective as of the second installment. The installment dates are June 2, 2000 and June 2, 2001. The Promissory Note matures on June 2, 2002 in the event no extentions are exercised.

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         For the years ended December 31, 1999, and December 31, 1998, the Company recognized $55,777,000 and $44,384,000, respectively, in revenue from the participating leases and from the mortgage note receivable. The increase in revenues of $11,393,000 or 25.7% is due to 1) minimum increases in rent (including additional rent on improvements at the courses acquired in 1997) of approximately $1,554,000, 2) rent for a full year of operations for 1998 acquisitions (including additional rent on improvements at these courses) of approximately $8,305,000, 3) rent from Golf Courses acquired in 1999 of approximately $1,179,000, 4) increased interest from the Mortgage Note Receivable of approximately $672,000, 5) increase in straight line rents of approximately $33,000, offset by 6) a decrease of approximately $350,000 in Participating Rent and/or Participating Interest.

         Expenses totaled $23,397,000 and $17,083,000 for the years ended December 31, 1999 and December 31, 1998, respectively. The increase of $6,312,000 or 37%, reflects 1) additional depreciation of $5,658,000 for the acquisitions and improvements made during 1999 and a full year of depreciation for those courses added in 1998, 2) increase in loan cost amortization of $370,000, 3) a one-time charge of approximately $500,000 which was primarily severance costs related to the reorganization of the Acquisition department, and offset by 4) a reduction in general and administrative costs and restricted stock compensation expense of $209,000.

         For the year ended December 31, 1999, interest expense was $15,603,000, compared to $9,673,000 for the year ended December 31, 1998. The increase of $5,930,000 can be primarily attributed to the increase of $60,000,000 in the average balance of outstanding debt for the four quarters of 1998 versus the average balance of outstanding debt for the four quarters of 1999. The increase in the average balance of outstanding debt is due to a full year of the outstanding debt obtained to fund 1998 acquisitions and to the $10,000,000 debt assumption in 1999 for the purchase of Pete Dye Golf Club. In addition, the interest rates have increased primarily in the last quarter of 1999 causing an increase in the interest expense on our floating rate debt which averaged approximately $133,900,000 in 1999.

         Net income for the years ended December 31, 1999, and December 31, 1998, was $11,231,000 and $10,606,000, respectively for a year over year increase of $625,000.

         For the year ended December 31, 1999 the diluted earnings per share was $1.27 reflecting a $0.07, or 5%, decrease over the prior year. This decrease is primarily due to Preferred Dividend payments in 1999 to AEW of $1,383,000 which reduces the earnings available to common shareholders. Diluted earnings per share prior to reduction for Preferred Dividends would be $1.45, or an 8% increase.

         RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD FROM FEBRUARY 12 (INCEPTION) TO DECEMBER 31, 1997

     For the year ended December 31, 1998 and the period from February 12 to December 31, 1997, the Company recognized $44,384,000 and $18,727,000, respectively, in revenue from the participating leases and from the mortgage note receivable. The increase in revenues of $25,657,000 or 137% is due to 1) minimum increases in rent of approximately $422,000, 2) rent of $14,735,000 from new course acquisitions and expansions subsequent to December 31, 1997, 3) $4,604,000 of increased interest from the Mortgage Note Receivable, which was issued June 20, 1997, 4) the $369,000 increase in Participating Rent, 5) rent of $5,527,000 for a full year of operations for 1997 acquisitions.

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

     LESSEE RESULTS OF OPERATIONS

         GTA has a policy of acting promptly and aggressively on tenant defaults in accordance with the terms of the Participating Leases. In the event a tenant fails to pay their rent in accordance with the applicable Participating Lease, an "Event of Default" (further defined under ITEM 2. PROPERTIES) may be asserted by GTA as landlord.

         In the third quarter of 1999, GTA elected to pursue legal remedies available to it under its Participating Leases as a result of tenant defaults at Bonaventure and the four Golf Courses previously leased to Granite Golf (I.E., Tiburon Golf Club, Silverthorn Country Club, Persimmon Ridge Golf Club and Black Bear Golf Course). As a result, GTA approved the assignment of the tenant's interest in these Participating Leases to a new lessee. The financial results submitted by the new lessee indicated that same store rounds at these Golf Courses for the fourth quarter 1999 increased--75% for Bonaventure and an average of 6% for the four Granite Golf Courses. Same store revenues for the fourth quarter 1999 increased 23% for Bonaventure and an average of 23% for the four Granite Golf Courses. GTA has also declared events of default in the past several months at four other Golf Courses "Tierra Del Sol Golf Club," "Osage National Golf Club," "Mystic Creek Golf Course," and "Brentwood Golf & Country Club".

         GTA management believes that in cases where events of default occur under its Participating Leases, proactive management of the issues in a timely manner is required and, that such action is necessary (i) to ensure an effective and efficient legal process, (ii) to maintain the value of the Golf Course, and

(iii) to stabilize and/or improve operating performance of the applicable Golf Course. When GTA is forced to "foreclose" on a Golf Course, the Internal Revenue Code (Section 856(e)(4)(C)) allows a 90-day grace period during which GTA can operate the Golf Course and still permit these revenues to be qualifying income for REIT tax purposes. At the expiration of such period, the Golf Course should either be sold, leased to an experienced Golf Course operator, or an agreement must be secured with an independent contractor to assume management of the applicable Golf Course. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the "foreclosure" occurred.

        GTA has elected to pursue legal remedies available to it under its Participating Lease to cure events of default that have occurred in the past several months at the four Golf Courses listed below:

         GRANITE GOLF ASSIGNMENT OF LEASES

         Granite golf or one of its affiliates was the lessee ("Granite") at four of our Golf Courses until June of 1999. Those Golf Courses included:
Silverthorn Country Club, an 18-hole private Golf Course located in Florida and purchased in June of 1998 for $4,700,000; Black Bear Golf Course, an 18-hole high-end daily fee Golf Course located in Florida and purchased in November of 1997 for $4,784,000; Tiburon Golf Club, a 27-hole high-end daily fee Golf Course located in Nebraska and purchased in August of 1997 for $6,003,000; Persimmon Ridge Country Club, an 18-hole high-end daily fee Golf Course located in Kentucky and purchased in March of 1998 for $7,500,000. On June 24, 1999, GTA declared a tenant default under each of the Participating Leases where Granite Golf or one of its affiliates was the lessee for failure to timely pay rent under the respective Participating Leases. GTA applied the redemption value of Granite's OP units against past due rent obligations. W. Bradley Blair, II, President and Chief Executive Officer of GTA, purchased the 21,429 common shares (previously held by Granite as OP units) for $22.15 per share, the 10 day trailing average market price of GTA common stock, from Golf Trust of America, L.P., in conjunction with this default. Effective August 17, 1999, each of the tenant's interest in the Participating Leases with Granite was assigned to and assumed by Legends National Golf Management, LLC, an affiliate of Mr. Young. As yet, we have not restructured the Participating Leases in any material manner. However, new working capital loans aggregating $1.2 million and bearing interest under existing Participating Lease terms were committed by GTA to facilitate the transition period and to cover seasonal financial needs. The new lessee had a positive impact on the financial performance of these Golf Courses in the fourth quarter of 1999 reporting an average increase of 6% in same store rounds and an average increase of 23% in same store revenues for the four Golf Courses.

         BONAVENTURE ASSIGNMENT OF LEASE

         BONAVENTURE: This club is made up of two 18 hole, high-end daily fee Golf Courses located in Ft. Lauderdale, Florida which GTA purchased in January of 1998 for $24,500,000. Effective July 1, 1999, Mr. Young acquired the outstanding stock of Emerald Dunes - Bonaventure, Inc., the lessee at Bonaventure. There was no reduction in payment terms under the Participating Lease; however, the Participating Lease was modified to allow the new lessee additional capital improvement and working capital funding to facilitate the repositioning and improvement of the facility. The collateral to secure the lessee's obligations under the participating lease pledged by the initial lessee was released and substituted with equivalent collateral by Mr. Young and his affiliates. This restructure had a positive impact on the financial performance of the Course in the fourth quarter of 1999 with the lessee reporting an increase in same store rounds of 75% with a corresponding increase in same store revenue of 23%.

         GTA ASSUMES MANAGEMENT OF TIERRA DEL SOL GOLF CLUB

         TIERRA DEL SOL GOLF CLUB: This Golf Course is an 18 hole, high-end daily fee Golf Course located in Albuquerque, New Mexico which GTA purchased in May 1998 for $3,600,000. On November 3, 1999, GTA filed an eviction action against the tenant at Tierra Del Sol Golf Club with the District Clerk of Court in Valencia County, New Mexico, as a result of the tenant's failure to pay rent. As a result of this lawsuit, the tenant was removed and GTA took possession of this Golf Course on February 7, 2000, pursuant to an order issued by the District Court. GTA has created a wholly owned subsidiary, GTA Tierra Del Sol, LLC, to operate this Golf Course during the 90-day grace period. It is GTA's view that the operational problems at this Golf Course were due to the tenant's executive management; therefore, the existing Golf Course-level management team and all Course-level key employees at the Golf Course have remained employed at the Golf Course. GTA has also implemented additional financial reporting policies and procedures to enhance internal controls and facilitate tracking of the financial performance of the Golf Course. GTA has initiated a business plan to explore opportunities to (i) seek to re-let the Golf Course, (ii) enter into a management agreement with a more experienced golf operator than the original tenant, or (iii) potentially sell the Golf Course. OP Units initially pledged as collateral for the lease by the former tenant of the Golf Course have been redeemed and applied to past due rent obligations and other accrued charges. The collateral balance remaining after these outstanding amounts were cured is valued at approximately $170,000, which represents approximately five months of Base Rent, and will be recognized as Other Income in the first quarter of 2000.

         OSAGE NATIONAL GOLF CLUB

         OSAGE NATIONAL GOLF CLUB: This Golf Course is a 27-hole, high-end daily fee Golf Course in Lake of the Ozarks, Missouri, which GTA purchased in August 1998 for $11,200,000 in a sale-leaseback transaction. On February 25, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. As a result, GTA, the prior owner of the Golf Course, and the tenant entered into discussions to terminate the tenant's Participating Lease and the tenant's possessory rights at the Golf Course. We expect to have the Participating Lease terminated and obtain possession of the Golf Course within aproximately 30-45 days. We have created a wholly owned subsidiary, GTA Osage, LLC, which expects to assume management of the Golf Course during the 90-day grace period. In this role, GTA will facilitate the transition of management, implement additional internal controls to more effectively manage the operations of the Golf Course and implement additional financial reporting policies and procedures to improve the monitoring of the financial performance of the Golf Course. In addition, GTA has initiated a business plan to explore opportunities to (i) seek to re-let the Golf Course, (ii) enter into a management agreement with a more experienced golf course operator than the original tenant, or (iii) potentially sell the Golf Course. We expect that all Golf Course-level key management and employees will remain employed at the Golf Course. Under GTA management's current assumptions, the value of the tenant's collateral (66,124 OP units) securing the obligations of the defaulting tenant under the Participating Lease will be adequate to cover accrued rent (approximately $408,000 through February 25, 2000) and any other accrued charges. The remaining collateral value will be recognized as Other Income and should offset any possible shortfalls in revenue in fiscal year 2000 resulting from tenant's event of default.

         MYSTIC CREEK GOLF COURSE

         MYSTIC CREEK GOLF COURSE: This Golf Course is a 27-hole, high-end daily fee Golf Course located in Milford, Michigan, which GTA purchased in January 1998 for $10,000,000 in a sale-leaseback transaction. On October 25, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. On February 3, 2000, GTA filed an eviction action with a District Court in Oakland County, Michigan. A hearing was set for February 29, 2000, but was stayed because the tenant filed a voluntary petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court on February 25, 2000. It is our intention to continue the eviction action as soon as legally permissible to seek to shorten the time for the tenant to accept the lease (by bringing the rent current) or reject the lease (which would mean a return of the Golf Course to GTA) and to seek to compel the payment of ongoing rent during the pendancy of the bankruptcy. The tenant continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. Under GTA management's current assumptions, the value of the tenant's collateral ($879,630 in cash and 52,724 OP units) securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $554,000 through February 29, 2000) and any other accrued charges. The remaining collateral value will be recognized as Other Income and should offset any possible shortfalls in revenue in fiscal year 2000 resulting from tenant's event of default.

         BRENTWOOD GOLF & COUNTRY CLUB: This Golf Course is an 18-hole, daily fee Golf Course in White Lake, Michigan, that GTA purchased in December of 1998 for $7,000,000. On November 21, 1999, GTA declared an event of default under the Participating Lease as a result of the tenant's failure to pay rent. On February 3, 2000, GTA filed an eviction action with a District Court in Oakland County, Michigan. In response, the tenant filed a counterclaim against GTA. On March 8, 2000, a hearing was held and the Court ruled that the case be moved to Oakland County Circuit Court, where the action for possession and the allegations in the counterclaim will be heard. On March 28, 2000, an order was entered requiring escrow payment of rent and prorated taxes within seven days of the Order, and thereafter, within seven days of the 25th of each month. The first payment required will be February and March rents, and payments in the subsequent months will be current months rent. Subject to the foregoing limitations, the tenant continues to operate the Golf Course pending resolution of the pending actions. Under management's current assumptions, the value of the tenant's collateral (a $350,000 Certificate of Deposit and 24,482 OP Units) securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $455,000 through February 29, 2000) and any other accrued charges. Any remaining collateral value will be recognized as Other Income and will be used to offset any possible shortfalls in revenue in fiscal year 2000 resulting from tenant's event of default.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

   CASH FLOWS

         CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

     Cash flow from operating activities for the year ended December 31,1999 was $24,467,000 compared to $30,593,000 for the year ended December 31, 1998. This reflects net income before minority interest, plus non-cash charges to income for depreciation, loan cost amortization, restricted stock compensation amortization, straight line rents and interest and working capital changes. The decrease of $6,126,000 year over year is primarily due to the release of escrowed funds from Golf Courses purchased in 1998.

     Cash flows used in investing activities reflect increases in the Participating Mortgage notes receivable related to the Westin Innisbrook facility of $94,000, golf course acquisitions and capital additions of $15,371,000 offset by the disposition of a parcel of land at the Sandpiper Golf Course for $975,000. The Golf Course acquisitions and capital additions included the $3.3 million acquisition of an additional nine holes at Northgate Country Club, the cash portion of the Metamora Golf Course of $5.0 million, and $3.6 million for improvements at Eagle Ridge and $3.5 million in improvements at other Golf Courses. This compares to acquisitions of 22 Golf Courses plus capital additions totaling $195,541,000, and the increase in the Participating Mortgage notes receivable of $5,963,000 in the year ended December 31, 1998.

         On April 2, 1999, GTA completed a private placement of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., for gross proceeds of $20,000,000, net of associated costs of approximately $878,000. The net proceeds were used as follows: (i) to pay down $1,025,000 under the Credit Facility, (ii) to repay promissory notes to Nations Credit of $5,169,000; (iii) to pay loan costs associated with the amendment and restatement of the Credit Facility of $1,399,000; (iv) to make new officer loans of $648,000; and (v) the balance for general working capital needs.

     Cash flows used in financing activities, totaling $7,963,000 represents the net proceeds from the AEW offering of $19,122,000, net borrowings of $6,255,000 under the Credit Facility and Bridge Loan, proceeds from issuance of common stock $42,000, less promissory note payments to Nations Credit of $5,324,000 redemption of OP Units of $2,478,000, loans to officers of $1,278,000, and dividends and partner distributions totaling $24,302,000 for the year ended December 31,1999. The 1999 financing activities compare to net borrowings of $188,600,000 under the Credit Facility and Bridge Loan, less dividends and partner distributions totaling $27,135,000 for the year ended December 31,1998.

         CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE PERIOD FROM FEBRUARY 12 (INCEPTION) TO DECEMBER, 1997

     Cash flow from operating activities for the year ended December 31,1998 was $30,593,000 compared to $13,644,000 for the period from February 12, 1997 to December 31,1997. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization and working capital changes.

     Cash flows used in investing activities reflect increases in the mortgage notes receivable of $5,963,000 and golf course acquisitions of $195,541,000 for the year ended December 31,1998. This compares to acquisitions and capital additions of $84,332,000 and the increase in the mortgage notes receivable of $64,406,000 in the period from February 12 to December 31,1997.

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

   FINANCING AND CAPITAL RESOURCES

         REVOLVING CREDIT FACILITY AND LINE OF CREDIT

         As of April 6, 1999, GTA amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. GTA pays interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At December 31, 1999, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 7.0% per annum. The amended and restated Credit Facility replaced the Bridge Loan.

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

         In addition to the amended and restated Credit Facility, on April 6, 1999 GTA also obtained a $25.0 million unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which was one year with an expiration date of April 1, 2000. In March of 2000, this line was granted a six-month extension with a new maturity date of October 1, 2000. The extension was granted with the same pricing that was in effect under the original line plus a 3/4% up-front commitment fee.

         INTEREST RATE SWAP AGREEMENT

         The interest rate swap agreement that GTA entered into with Bank of America in September 1998 expired on March 27, 2000. The notional amount under this agreement of $76,800,000 converted to floating rate debt as of the March 27th expiration date. This brings the total floating rate debt to

$210,700,000. As of the date of this filing, GTA had not entered into a new interest rate swap agreement.

         UNIVERSAL SHELF REGISTRATION

         GTA has on file with the Securities and Exchange Commission a universal shelf registration statement registering the issuance of debt securities, common stock, preferred stock or warrants as well as resales of securities issued upon redemption of certain OP Units by their holders, with a remaining availability of approximately $280.0 million. The exact amount of debt, common stock, preferred stock, and warrants issued will depend on acquisitions, asset shares, GTA's unsecured debt and preferred stock ratings, and the general interest rate environment.

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

         FUTURE INVESTMENTS IN ASSETS

         The Company intends to continue to analyze potential investments in additional golf courses as suitable opportunities arise, but the Company will not undertake investments unless adequate sources of financing are available. The Company anticipates that future acquisitions would be funded with debt financing provided by the Credit Facility, secured borrowing options, the issuance of OP Units or with proceeds of additional equity offerings. In the future, the Company may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by the Company may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms as the Board of Directors deems prudent.

COMMITMENTS TO LESSEES

         The participating leases generally require the Company to reserve annually between 2% to 5% of the annual gross golf revenues of the golf courses to fund capital expenditures, which are funded on a monthly basis from the lessees in addition to the base rent. The lessees will fund any capital expenditures in excess of such amounts. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. At December 31, 1999, the amount reserved was $2,452,000 compared to $1,105,000 at December 31, 1998.

         Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing facilities. Of the Company's $8,478,000 outstanding capital improvement commitments (which includes the Pete Dye Clubhouse loan for $2,300,000), approximately $1,918,000 has been funded to date. This loan may be capitalized into the base rent when the Clubhouse is completed.

         In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.74% and 10.5%. Of the Company's $12,224,000 working capital commitments, approximately $9,245,000 has been funded to date. In addition, a $3,500,000 land loan was funded to the Lessee of the Pete Dye Golf Club at the time of purchase. Typically, the Lessee is required to increase the pledged collateral for the funded amounts.

         In summary, the Company has currently funded $14,663,000 of the total commitments to date of $24,202,000, and subject to certain conditions, anticipates it will fund the balance of $9,539,000 over the next two years.

     The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

LITIGATION

         Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Although the Company is currently not a party to any legal proceedings relating to the Golf Courses that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

            SEE "LESSEE RESULTS OF OPERATIONS" REGARDING LITIGATION BETWEEN GTA AND CERTAIN LESSEES OF ITS OF GOLF COURSES ARISING THROUGH EVENTS OF DEFAULT.

NEW COURSES

         The Company may from time to time be in various stages of negotiation and due diligence review for the acquisition of a golf course. Completion of such a transaction would be subject to negotiation and execution of definitive documentation and certain other customary closing conditions. No assurances can be given that the Company will continue to pursue or complete any future golf course acquisitions.

COMMITMENTS TO OFFICERS

         Loans of approximately $890,000, secured by OP Units and common stock, with interest rates of between 4.4 % to 6.2 % per annum were made to officers of the Company for the payment of related taxes for Restricted Stock Grants issued in 1997, 1998 and 1999. Of this total, approximately $173,000 related to the Restricted Stock Grants issued on March 10, 1999 for 44,000 shares. It is expected that additional loans will be made to the officers to cover tax liabilities resulting from future vesting of the Restricted Stock Grants. Under the 1998 Senior Executive Loan Program, as amended on August 10, 1999, loans of $2.3 million have been made to officers of the Company to purchase Company stock on the open market. These loans are collateralized by the shares purchased, bear interest at between 4.51 % to 5.89 % per annum and are due at the earlier of (i) sale greater than $25 per share, (ii) within 3 years of the applicable employee termination or (iii) five years after the making of the loan. These Promissory Notes are recourse to the borrower. Upon any change of control of GTA, all outstanding amounts to the current officers of GTA are forgiven and the promissory notes are cancelled.

          Of the total officer loans outstanding, approximately $725,000 in loans to the former Executive Vice President were reclassified to Other Assets from Stockholders' Equity upon his resignation in November of 1999.

ADOPTION OF SHAREHOLDER RIGHTS PLAN

     On August 6, 1999, the Board of Directors of Golf Trust of America, Inc. declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of common stock to stockholders of record at the close of business on September 6, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Stock"), at a purchase price of $75.00, subject to adjustment. The agreement (the "Rights Agreement") is between the Company and the rights agent thereunder. On August 30, 1999, the Company filed a current report on Form 8-K more fully describing the terms of the Rights.

REORGANIZATION OF THE ACQUISITION DEPARTMENT

         In November 1999, Mr. David D. Joseph resigned as Director of Acquisitions and Executive Vice President of the Company and as a member of our Board of Directors to pursue other business interests. At the present time, we do not contemplate replacing this management position due to (i) the current reduced priority on acquisitions, (ii) the skills of our existing acquisition staff, and (iii) our ability to utilize outside brokers and tenant introductions to support this function. As a part of the separation agreement, Mr. Joseph executed an extension to his covenant not to compete. A one-time charge of $0.5 million is included in the General & Administrative expenses for fourth quarter 1999 related to this reorganization.

STOCK REPURCHASE PROGRAM

         On December 15, 1999, GTA announced that its Board of Directors authorized a program to repurchase up to one million shares of its common stock. Any such repurchases will be made on the open market or in block purchase transactions. The timing of any repurchases and the number of shares repurchased pursuant to the stock repurchase program are dependent upon market conditions and corporate requirements. Under this program, on January 4, 2000, GTA purchased 10,000 shares of its common stock at a price of $16.9375 per share.

UNSOLICITED PROPOSAL

         On December 15, 1999, GTA received a letter from Schooner Capital LLC. In sum, Schooner expressed its belief that GTA's current real estate investment trust structure is not optimal to best leverage both current and future marketing opportunities. Schooner expressed interest in working with GTA on a going private transaction that would seek to address the interests of all shareholders. Schooner Capital LLC filed a 13D, a General Statement of Beneficial Ownership, on January 28, 2000. As yet, Schooner Capital LLC has not been willing to meet with our financial advisor, Banc of America Securities LLC, to review any proposal it may have.

APPOINTMENT OF FINANCIAL ADVISOR

         After a deliberate interview and diligence process by management and review by the Company's Board of Directors, on February 9, 2000 GTA engaged Banc of America Securities LLC to act as its financial advisor to undertake a review of a broad range of strategic alternatives available to the Company in light of the current and prospective market conditions facing the Company and the REIT industry. Executive management is meeting regularly with our financial advisor in furtherance of considering alternatives to enhance shareholder value. These alternatives include the possiblity of a merger, sale, recapitalization, privatization or restructuring, including de-REITing (revoking election of REIT-tax status), among others. The professional fee structure of Banc of America Securities LLC should not have a material minimal impact on General & Administrative expenses for 2000.

         FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

         Funds From Operations and Cash Available for Distribution are calculated as follows:


                                           YEAR             YEAR
                                           ENDED            ENDED           PERIOD FROM
                                        DECEMBER 31,     DECEMBER 31,      FEBRUARY 12 TO
                                           1999             1998          DECEMBER 31, 1997
                                      --------------------------------------------------------
                                                        (in thousands)
Income before Minority Interest             $18,257         $ 17,736            $11,767
Loss on sale of  assets.............              -              370             -
Depreciation and amortization for
        real estate assets..........         17,299           11,667              3,132
----------------------------------------------------------------------------------------------
Funds from Operations...............         35,556           29,773             14,899
----------------------------------------------------------------------------------------------
Adjustments:
   Noncash mortgage interest and
      straight line rents...........         (1,106)          (1,417)              (723)
   Preferred Dividends/Distributions         (1,449)            -                   -
  Capital expenditure reserve ......         (2,452)          (1,135)              (524)
----------------------------------------------------------------------------------------------
Cash Available for Distribution.....        $30,549        $  27,221           $ 13,652
==============================================================================================

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

     Preferred dividends/distributions represent preferred dividends paid on the 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock that were issued to AEW Targeted Securities through a private placement in April of 1999 and preferred distributions on 59,118 preferred OP units issued to the sellers in the 1999 acquisitions of Pete Dye Golf Club and Metamora Golf & Country Club.

     In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") (as revised on October 27, 1999), Funds From Operations represents net income (computed in accordance with GAAP) including all operating results, both recurring and non-recurring -- EXCLUDING those results defined as "extraordinary items" under GAAP and gains (or losses) from sales of depreciable property. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indication of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. The Company believes that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of Funds From Operations is voluntary. Accordingly, the Company's calculation of Funds From Operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

As noted above NAREIT approved a revision to the definition of FFO on October 27, 1999. Effective January 1, 2000, FFO includes both recurring and non-recurring results of operations which encompasses "costs of unusual compensation or severance arrangements." This definition has been applied in calculating FFO in this report. Under the former definition of FFO, the Company's non-recurring restructuring charge of $462,000 would be added back to Net Income in the FFO calculation resulting in Total FFO of $36,018,000 and Total Cash Available for Distribution of $31,011,000.

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999 (subsequently delayed to June 15, 2000). SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. The Company does not expect this pronouncement to have a material impact on its financial results.

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

   IMPACT OF YEAR 2000

     There have been no malfunctions, to date, of the Company's computer system with respect to dates in the Year 2000 and thereafter. In addition, there has been no impact on the Company with respect to third parties and any Year 2000 complications that they may have experienced.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Prior to the expiration of the Company's interest rate swap agreement on March 27, 2000, GTA's interest rate exposure was primarily limited to the $133.9 million of debt of the Company outstanding at December 31, 1999 that was priced at interest rates that float with the market. As of the date of this filing the Company has not entered in to a new interest rate swap agreement; therefore, the total outstanding debt subject to interest rate exposure is $210.7 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $.527 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. Reference is made to Item 2 above and Note 7 for additional debt information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by Regulation S-X are included in this Annual Report on Form 10-K commencing on page F-1.

ITEM 9.  CHANGES IN THE COMPANY'S CERTIFIED PUBLIC ACCOUNTANT

         Effective February 28, 1997, the Company engaged BDO Seidman, LLP as principal accountants. There have been no changes in the most recent two fiscal years.

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

   a)    FINANCIAL STATEMENTS

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

   b)    REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed during the 4th Quarter of
1999.

 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report for the year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 27, 2000.


                                           GOLF TRUST OF AMERICA, INC.

                                          By:         /S/ W. Bradley Blair, II

                                               -------------------------
                                                 W. Bradley Blair, II
                                          PRESIDENT & CHIEF EXECUTIVE OFFICER

         POWER OF ATTORNEY

         We, the undersigned officers and directors of Golf Trust of America, Inc., do hereby constitute and appoint W. Bradley Blair, II and Scott D. Peters, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

           SIGNATURE                                          TITLE                                       DATE
-------------------------------- ---------------------------------------------------------------- ----------------------

/s/ W. Bradley Blair, II
-------------------------------- President, Chief Executive Officer and Chairman of               March 27, 2000
W. Bradley Blair, II             the Board of Directors                                           --------------


/s/ Scott D. Peters
-------------------------------- Senior Vice President, Chief Financial Officer, and              March 27, 2000
Scott D. Peters                  Director                                                         --------------


/s/ Larry D. Young
-------------------------------- Director                                                         March 27, 2000
Larry D. Young                                                                                    --------------


/s/ Roy C. Chapman
-------------------------------- Director                                                         March 27, 2000
 Roy C. Chapman                                                                                   --------------


/s/ Raymond V. Jones
-------------------------------- Director                                                         March 27, 2000
Raymond V. Jones                                                                                  --------------


/s/ Fred W. Reams
-------------------------------- Director                                                         March 27, 2000
Fred W. Reams                                                                                     --------------


/s/ Edward L. Wax
-------------------------------- Director                                                         March 27, 2000
Edward L. Wax                                                                                     --------------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON EXHIBIT 8-K

                                                                                                               PAGE
         FINANCIAL STATEMENTS OF GOLF TRUST OF AMERICA, INC.
           Report of Management...........................................................................      F-2
           Report of Independent Certified Accountants....................................................      F-3
           Consolidated Balance Sheets at December 31, 1999 and December 31, 1998.........................      F-4
           Consolidated Statements of Income for the years ended December 31, 1999 and December 31, 1998
           and for the Period from February 12, 1997 (inception) through December 31, 1997 ...............      F-5
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and
           December 31, 1998 and for the Period from February 12, 1997 (inception) through December 31,
           1997...........................................................................................      F-6
           Consolidated Statements of Cash Flows for the years ended December 31, 1999 and December 31,
           1998 and for the Period from February 12, 1997 (inception)  through December 31, 1997.........       F-8
           Notes to Consolidated Financial Statements.....................................................     F-10
         GOLF TRUST OF AMERICA, INC. 1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN (1)
           Report of Independent Certified Accountants....................................................     F-31
           Statement of Financial Condition as of December 31, 1999 and December 31, 1998.................     F-32
           Statement of Financial Changes in Plan Equity for the year ended December 31, 1999
           and for the Period from March 1, 1998 (inception) to December 31, 1998.........................     F-33
           Notes to Financial Statements..................................................................     F-34
         FINANCIAL STATEMENTS OF LEGENDS GOLF (2)
           Table of Contents..............................................................................     F-37
           Report of Independent Certified Public Accountants.............................................     F-38
           Combined Balance Sheets as of December 31, 1999, December 31, 1998, and December 31, 1997......     F-39
           Combined Statements of Operations for the years Ended December 31, 1999,  December 31, 1998,
           and December 31, 1997..........................................................................     F-40
           Combined Statements of Owner's Equity for the years ended December 31, 1999, December 31,
           1998, and December 31, 1997....................................................................     F-41
           Combined Statements of Cash Flows -- Years Ended December 31, 1997, 1998 and 1999..............     F-42
           Notes to Combined Financial Statements.........................................................     F-43
         REPORTS ON FORM 8-K
         SCHEDULES
         EXHIBITS

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

/S/ W. BRADLEY BLAIR, II                     /S/ SCOTT D. PETERS
------------------------                     -------------------
W. Bradley Blair, II                         Scott D. Peters
Chairman, President and Chief                Senior Vice President and Chief
Executive Officer                            Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Stockholders of Golf Trust of America, Inc.:


         We have audited the accompanying consolidated balance sheets of Golf Trust of America, Inc. and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the period from February 12, 1997 (inception) through December 31, 1997, and each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. at December 31, 1998 and 1999 and the results of its operations and its cash flows for the period from February 12, 1997 (inception) through December 31, 1997 and each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Charlotte, North Carolina                            /S/BDO SEIDMAN, LLP
February 4, 2000

                           GOLF TRUST OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,        DECEMBER 31,
                                                                                        1999                1998

ASSETS

Property and equipment (Notes 1, 3 and 7):
  Land .....................................................................          $  53,779           $  55,462
  Golf course improvements .................................................            204,635             171,348
  Buildings and improvements ...............................................             80,708              77,629
  Furniture, fixtures, and equipment .......................................             31,581              44,756
                                                                                      ---------           ---------
Total property and equipment ...............................................            370,703             349,195
  Less accumulated depreciation ............................................             43,001              25,695
                                                                                      ---------           ---------

Property and equipment, net ................................................            327,702             323,500
                                                                                      ---------           ---------

Mortgage notes receivable (Notes 4 and 6) ..................................             73,160              72,252

Cash and cash equivalents ..................................................              3,905               1,891
Receivable from affiliates (Note 13) .......................................              6,952               1,030
Other assets (Notes 5, 6 and 9) ............................................             22,193              13,308
                                                                                      ---------           ---------

Total assets ...............................................................          $ 433,912           $ 411,981
                                                                                      =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Debt (Note 7) ..............................................................          $ 223,085           $ 210,634
Accounts payable and other liabilities (Note 3) ............................             10,796              15,190
                                                                                      ---------           ---------

Total liabilities ..........................................................            233,881             225,824
                                                                                      ---------           ---------

Commitments and Contingencies (Notes 4, 6, 7 and 14)

Minority interest (Notes 8, 12 and 14) .....................................             69,747              76,510
                                                                                      ---------           ---------

Stockholders' equity:
  Convertible Preferred stock, $.01 par value, 10,000,000 shares authorized,
   800,000 and -0- shares issued and outstanding, respectively (Note 8) ....             20,000                   -
  Common stock, $.01 par value, 90,000,000 shares authorized,
   7,736,450 and 7,637,488 shares issued and outstanding, respectively .....                 78                  76
  Additional paid-in capital ...............................................            125,218             120,253
  Accumulated earnings (dividends in excess of accumulated earnings) .......             (7,720)             (3,958)
  Unamortized restricted stock compensation (Note 9) .......................             (1,530)             (1,533)
  Note receivable from stock sale (Note 4) .................................             (3,298)             (3,298)
  Loans to officers (Note 9) ...............................................             (2,464)             (1,893)
                                                                                      ---------           ---------

Stockholders' equity .......................................................            130,284             109,647
                                                                                      ---------           ---------

Total liabilities and stockholders' equity .................................          $ 433,912           $ 411,981
                                                                                      =========           =========


                 See accompanying notes to financial statements

                           GOLF TRUST OF AMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                  PERIOD FROM
                                                                                                  FEBRUARY 12
                                                                                                  (INCEPTION)
                                                               YEAR ENDED        YEAR ENDED         THROUGH
                                                              DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                                  1999              1998             1997
                                                                                                -----------------

REVENUES (Notes 4 and 5):
  Rent from affiliates (Note 13) ...................          $ 15,041           $ 12,365           $ 10,802
  Rent .............................................            31,630             23,097              3,607
  Mortgage interest ................................             9,106              8,922              4,318
                                                              --------           --------           --------
Total revenues .....................................            55,777             44,384             18,727
                                                              --------           --------           --------

EXPENSES:
  Depreciation and amortization ....................            17,299             11,667              3,173
  General and administrative .......................             6,098              5,416              2,532
                                                              --------           --------           --------
Total expenses .....................................            23,397             17,083              5,705
                                                              --------           --------           --------
Operating income ...................................            32,380             27,301             13,022
                                                              --------           --------           --------

OTHER INCOME (EXPENSE):
  Interest income ..................................             1,480                478                624
  Interest expense .................................           (15,603)            (9,673)            (1,879)
  Loss on disposal of assets .......................                 -               (370)                 -
                                                              --------           --------           --------
Total other income (expense) .......................           (14,123)            (9,565)            (1,255)
                                                              --------           --------           --------
Income before minority interest ....................            18,257             17,736             11,767
Income applicable to minority interest .............             7,026              7,130              5,798
                                                              --------           --------           --------

Net income .........................................            11,231           $ 10,606           $  5,969

Preferred Dividends ................................            (1,383)                 -                  -
                                                              --------           --------           --------
Net income available to Common Shareholders ........          $  9,848           $ 10,606           $  5,969
                                                              ========           ========           ========

Basic earnings per share ...........................          $   1.28           $   1.39           $   1.32
                                                              ========           ========           ========
Weighted average number of shares - basic ..........             7,720              7,635              4,535
                                                              ========           ========           ========
Diluted earnings per share .........................          $   1.27           $   1.34           $   1.29
                                                              ========           ========           ========
Weighted average number of shares - diluted ........             7,734              7,905              4,626
                                                              ========           ========           ========


                 See accompanying notes to financial statements

                           GOLF TRUST OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                     EARNINGS
                                                                                                  (DIVIDENDS IN   UNEARNED
                                             PREFERRED SHARES       COMMON STOCK       ADDITIONAL   EXCESS OF    RESTRICTED
                                                                                        PAID-IN    ACCUMULATED     STOCK
                                           SHARES      AMOUNT    SHARES       AMOUNT    CAPITAL     EARNINGS)   COMPENSATION
                                           ---------------------------------------------------------------------------------

BALANCE, February 12, 1997 ...........         -      $  -           -      $    -    $      -     $      -      $     -
Proceeds from Initial Public
Offering .............................         -         -       3,910          39      82,071            -            -
Payment of underwriters discount
and initial offering costs ...........         -         -           -           -      (9,055)           -            -
Issuance of shares in
exchange for note ....................         -         -         159           2       3,296            -            -
Issuance of shares for acquistion ....         -         -           -          22           -          600            -
Issuance of restricted stock .........         -         -          70           1       1,827            -       (1,828)
Proceeds from follow-on offering .....         -         -           -       3,450          34       88,372            -
Payment of underwriters
discount and costs ...................         -         -           -           -      (5,741)           -            -
Amortization of restricted stock
Compensation .........................         -         -           -           -           -            -            -
Adjustment for minority interest in
operating partnership ................         -         -           -           -     (33,882)           -            -
Dividends ............................         -         -           -           -           -       (4,195)           -
Net income ...........................         -         -           -           -           -        5,969            -
                                           ---------------------------------------------------------------------------------
BALANCE, December 31, 1997 ...........         -      $  -       7,611      $   76    $127,488     $  1,774      $(1,713)

Issuance of restricted stock .........         -         -          21           -         607            -         (607)
Issuance of shares for option
exercise and employee stock
purchase plans .......................         -         -           5           -         159            -            -
Amortization of restricted
stock compensation ...................         -         -           -           -           -            -          787
Loans to officers ....................         -         -           -           -           -            -            -
Adjustment for minority interest in
operating partnership ................         -         -           -           -      (8,001)           -            -
Dividends ............................         -         -           -           -           -      (16,338)           -
Net income ...........................         -         -           -           -           -       10,606            -
                                           ---------------------------------------------------------------------------------
BALANCE, December 31, 1998 ...........         -      $  -       7,637      $   76    $120,253     $ (3,958)     $(1,533)


                                                    NOTE
                                                 RECEIVABLE      LOANS        TOTAL
                                                 FROM STOCK        TO      STOCKHOLDERS'
                                                    SALE        OFFICERS      EQUITY
                                              ------------------------------------------

BALANCE, February 12, 1997 ...........          $     -      $     -          $      -
Proceeds from Initial Public
Offering .............................                -            -            82,110
Payment of underwriters discount
and initial offering costs ...........                -            -            (9,055)
Issuance of shares in
exchange for note ....................           (3,298)           -                 -
Issuance of shares for acquistion ....                -            -               600
Issuance of restricted stock .........                -            -                 -
Proceeds from follow-on offering .....                -            -            88,406
Payment of underwriters
discount and costs ...................                -            -            (5,741)
Amortization of restricted stock
Compensation .........................              115            -               115
Adjustment for minority interest in
operating partnership ................                -            -           (33,882)
Dividends ............................                -            -           (14,993)
Net income ...........................                -            -            11,231
                                                --------     --------         --------
BALANCE, December 31, 1997 ...........          $(3,298)     $     -          $124,327

Issuance of restricted stock .........                -            -                 -
Issuance of shares for option
exercise and employee stock
purchase plans .......................                -            -               159
Amortization of restricted
stock compensation ...................                -            -               787
Loans to officers ....................                -       (1,893)           (1,893)
Adjustment for minority interest in
operating partnership ................                -            -            (8,001)
Dividends ............................                -            -           (16,338)
Net income ...........................                -            -            10,606
                                                --------     --------         --------
BALANCE, December 31, 1998 ...........          $(3,298)   $  (1,893)         $109,647



                 See accompanying notes to financial statements

                          GOLF TRUST OF AMERICA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In thousands)


                                                                                                   ACCUMULATED
                                                                                                     EARNINGS
                                                                                                  (DIVIDENDS IN   UNEARNED
                                             PREFERRED SHARES       COMMON STOCK       ADDITIONAL   EXCESS OF    RESTRICTED
                                                                                        PAID-IN    ACCUMULATED     STOCK
                                           SHARES      AMOUNT    SHARES       AMOUNT    CAPITAL     EARNINGS)   COMPENSATION
                                           ---------------------------------------------------------------------------------
Issuance of preferred stock ..........      800     $20,000           -         $ -    $      -     $      -      $     -
Costs of preferred stock issuance ....        -           -           -           -        (878)           -            -
Issuance and cancellation of
restricted stock .....................        -           -          32           1         555            -       (4,001)
Amortization and cancellation
of restricted stock ..................        -           -           -           -           -            -        1,004
Value of unvested options
for non-employees ....................        -           -           -           -          72            -            -
Adjustments for minority interest
  in operating  partnership ..........        -           -           -           -       3,503            -            -
Conversion of OP Units into
   common stock ......................        -           -          63           1       1,671            -            -
Loans to officers ....................        -           -           -           -           -            -            -
Issuance of shares of employee
   stock purchase plan ...............        -           -           4           -          42            -            -
Dividends ............................        -           -           -           -           -      (14,993)           -
Net Income ...........................        -           -           -           -           -       11,231            -
                                           ---------------------------------------------------------------------------------
BALANCE at December 31, 1999 .........      800     $20,000       7,736         $78    $125,218     $ (7,720)     $(1,530)


                                              NOTE
                                           RECEIVABLE      LOANS      TOTAL
                                           FROM STOCK        TO    STOCKHOLDERS'
                                              SALE        OFFICERS    EQUITY
                                          -------------------------------------
Issuance of preferred stock ..........    $     -      $     -     $ 20,000
Costs of preferred stock issuance ....          -            -         (878)
Issuance and cancellation of
restricted stock .....................          -            -         (445)
Amortization and cancellation
of restricted stock ..................          -            -        1,004
Value of unvested options
for non-employees ....................          -            -           72
Adjustments for minority interest
  in operating  partnership ..........          -            -        3,503
Conversion of OP Units into
   common stock ......................          -            -        1,672
Loans to officers ....................          -         (571)        (571)
Issuance of shares of employee
   stock purchase plan ...............          -            -           42
Dividends ............................          -            -      (14,993)
Net Income ...........................          -            -       11,231
                                          -------------------------------------
BALANCE at December 31, 1999 .........    $(3,298)     $(2,464)    $130,284


                 See accompanying notes to financial statements

                           GOLF TRUST OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                                    PERIOD FROM
                                                                               YEAR ENDED         YEAR ENDED        FEBRUARY 12
                                                                               DECEMBER 31,       DECEMBER 31,      (INCEPTION)
                                                                                   1999               1998            THROUGH
                                                                                                                DECEMBER 31, 1997
                                                                               --------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................          $  11,231           $  10,606           $   5,969
  Adjustments to reconcile net income to net cash  provided by operating activities:
    Depreciation and amortization ...................................             17,414              11,667               3,173
    Loss on disposal of assets ......................................                  -                 370                   -
    Loan cost amortization ..........................................                958                 588                 280
    Straight-line interest and rent .................................             (1,106)             (1,417)               (723)
    Amortization of restricted stock compensation ...................                563                 787                 115
    Income applicable to minority interest ..........................              7,026               7,130               5,798
    Increase in receivable from affiliate ...........................             (5,922)                (26)             (1,004)
    Increase in other assets ........................................             (1,303)             (8,265)             (2,993)
    Increase(decrease) in accounts payable and other liabilities ....             (4,394)              9,153               3,029
                                                                               --------------- ------------------ ---------------
Net cash provided by operating activities ...........................             24,467              30,593              13,644
                                                                               --------------- ------------------ ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Golf course acquisitions and improvements .........................            (15,371)           (195,541)            (84,332)
  Disposition of Property ...........................................                975                   -                   -
  Increase in mortgage notes receivable .............................                (94)             (5,963)            (64,406)
                                                                               --------------- ------------------ ---------------
Net cash used in investing activities ...............................            (14,490)           (201,504)           (148,738)
                                                                               --------------- ------------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit ..................................              7,775             120,675               4,325
  Payments on notes .................................................             (5,324)               (292)                  -
  Bridge loan proceeds ..............................................                  -              67,925                   -
  Loan fees .........................................................             (1,520)             (1,213)             (1,448)
  Loans to officers .................................................             (1,278)             (1,853)                  -
  Net Proceeds from issuance of Preferred Stock .....................             19,122
  Net proceeds from issuance of common stock ........................                 42                 159             155,720
  Redemption of OP Units ............................................             (2,478)               (432)                  -
  Distributions to partners .........................................             (9,309)            (10,797)             (4,340)
  Dividends paid ....................................................            (14,993)            (16,338)             (4,195)
                                                                               --------------- ------------------ ---------------
Net (cash used in) provided by financing activities .................             (7,963)            157,834             150,062
                                                                               --------------- ------------------ ---------------
Net increase (decrease)  in cash and cash equivalents ...............              2,014             (13,077)             14,968
                                                                               --------------- ------------------ ---------------
Cash and cash equivalents, beginning of period ......................              1,891              14,968                   -

Cash and cash equivalents, end of period ............................              3,905           $   1,891           $  14,968
                                                                               =============== ================== ===============


                 See accompanying notes to financial statements

                          GOLF TRUST OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)


                                                                                                             PERIOD FROM
                                                                                                             FEBRUARY 12
                                                                                                             (INCEPTION)
                                                                      YEAR ENDED          YEAR ENDED           THROUGH
                                                                   DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                                 ------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING TRANSACTIONS

Net assets of Legends Golf transferred to the Company ..........             -             $ 3,296             $   981
Accrued receivables for disposals of property and equipment
and  deferred payments  for purchases of property and                 < $2,588 >           $ 4,523             $    -
equipment.......................................................
OP Units issued in golf course acquisitions ....................       $ 1,645             $14,687             $18,304
Common stock issued in golf course acquisition .................             -             $     -             $   600
Debt assumed with acquisitions .................................       $10,000             $18,001             $     -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period ................................       $15,603             $ 9,243             $ 1,829



                 See accompanying notes to financial statements

                           GOLF TRUST OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION


         Golf Trust of America, Inc. (the "Company") was incorporated in Maryland on November 8, 1996. The Company is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. The principal business strategy of the Company is to own upscale golf courses with superior marketplace positions and to lease the golf courses pursuant to long-term triple net leases to qualified third party operators, including affiliates of the sellers. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership (the "Operating Partnership" or "OP") or a wholly owned subsidiary of the Operating Partnership. Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), holds a 64.4 percent interest as of March 22, 2000, in the Operating Partnership. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 58.69 percent interest therein. Larry D. Young, a director of the Company, along with his affiliates, owns 27.0 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and officers of the Company hold the remaining interest in the Operating Partnership.

    The Company commenced operations on February 12, 1997 with the completion of its initial public stock offering ("IPO") which raised net proceeds of approximately $73.0 million through the sale of 3,910,000 shares of common stock. The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for a then 48.6 percent interest in the Operating Partnership. Concurrently with the closing of the IPO, the Operating Partnership acquired ten golf courses in exchange for the issuance of 4.1 million OP Units, the repayment of $47.5 million of related debt and $6.2 million in cash. Seven of the courses were acquired from Legends Golf, a group of companies controlled by Larry D. Young in exchange for 3,738,556 OP Units and the repayment of debt. The courses acquired from Legends Golf have been accounted for at a carryover basis as Legends Golf is considered the accounting acquirer under APB Opinion No. 16. The value of the OP Units issued and debt assumed was approximately $73.7 million greater than the carryover basis of Legends Golf. In November 1997, the Company completed a follow-on equity offering of 3,450,000 shares of common stock. The Company contributed the net proceeds of approximately $82.7 million to the Operating Partnership to repay approximately $60.6 million under the credit facility that had been used primarily for golf course acquisitions and for golf course acquisitions subsequent to the offering. On April 2, 1999, GTA completed a private placement of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., for gross proceeds of $20,000,000 net of associated costs of approximately $878,000. The net proceeds were used as follows: (i) to pay down $1,025,000 under the credit facility; (ii) to repay promissory notes to Nations Credit of $5,169,000; (iii) to pay loan costs associated with the amendment and restatement of the Credit Facility of $1,399,000; (iv) to make new officer loans of $648,000; and (v) the balance for general working capital needs.

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

CONCENTRATION OF CREDIT RISK


         The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) for amounts up to $100,000 per institution. At December 31, 1999, 1998 and 1997, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution.

         Concentration of credit risk with respect to the Company's portfolio of 47 golf courses for 1999 was:


             --------------------------- ------------------------ ----------------------
                                         Revenue
                                         Amounts
                                         (In thousands)           Percentage

             Florida(1)                  $  19,091                 34.2%
             South Carolina (1)          $   8,087                 14.5%
             Virginia (1)                $   3,905                  7.0%
             Illinois                    $   5,994                 10.8%
             California                  $   3,589                  6.4%
             Other(1)                    $  15,111                 27.1%
             --------------------------- ------------------------ ----------------------

             -------------------------- ------------------------ -----------------------
             Total                       $  55,777                100.0%
             -------------------------- ------------------------ -----------------------


(1)The courses operated by Legends Golf located in VA and in the Myrtle Beach areas of NC and SC plus the partial year of revenue on those courses that Legends assumed in 1999 located in Nebraska, Kentucky, and FL (4 out of 14 in that state) comprised approximately $15,131,000 in revenue or 27.0% of the total revenues.

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

PROPERTY AND EQUIPMENT

         Property and equipment is carried at the lower of cost or net realizable value (except for the golf courses acquired from Legends Golf that are carried at the prior basis of Legends Golf). Cost includes purchase price, closing costs and other direct costs associated with the purchase. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                  --------------------------------------------------------------------
                  Golf course improvements                               15 years
                  --------------------------------------------------------------------
                  Buildings and improvements                             30 years
                  --------------------------------------------------------------------
                  Furniture, fixtures, and equipment                     3-8 years
                  --------------------------------------------------------------------

         The leases presently provide that at the end or termination of the existing leases, all improvements and fixtures placed on the rental property, become the property of the Company. In addition, the leases provide for a capital replacement reserve to be established by the Company for each property. The Company will approve disbursements from this fund for capital improvements to the properties and the acquisition of equipment.

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

LOAN COSTS

         Loan costs, included in other assets, are amortized over the contractual term of the agreement. Accumulated amortization of these costs at December 31, 1999 and 1998 was approximately $1,826,000 and $868,000, respectively.

REVENUE RECOGNITION

         The Company recognizes rental revenue on an accrual basis over the terms of the leases. The Company recognizes interest income ratably over the term of the loan.


                 See accompanying notes to financial statements

         In May 1998, the Emerging Issues Task Force ("EITF") issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provided that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. Consequently, we generally will not recognize percentage rent until the third or fourth quarter of a tenant's fiscal year, which in some instances may be different than the third and fourth quarter of the calendar year. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there may be material impact to GTA's earnings per share, financial condition, and results of operations while, on an annual basis, there is no effect to GTA's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company has continued to account for contingent rents in accordance with Issue No. 98-9. As a result of EITF 98-9, no percentage rent or participating interest was recognized in the first three quarters of 1999.3.

INCOME TAXES

                  The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. When GTA is forced to foreclose on a Golf Course, the Internal Revenue Code (Section 856(e)(4)(C)) allows a 90-day grace period during which GTA can operate the Golf Course and still permit these revenues to be qualifying income for REIT tax purposes. At the expiration of such period, the property should either be sold or an agreement must be secured with an Independent Contractor to assume management. Management by an Independent Contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The only Golf Course subject to this rule as of March 22, 2000, is Tierra Del Sol Golf Club; however, the other three Golf Courses ("Osage National Golf Club," "Mystic Creek Golf Course" and "Brentwood Golf & Country Club") currently in default may be subject to this rule within the next 30-45 days.

         The Company paid distributions to common stockholders of $1.76 per share in 1999 of which $1.72 was ordinary income and $0.04 was return of capital. The Company paid distributions to common stockholders of $2.14 per share in 1998, of which $2.03 was ordinary income and $0.11 was return of capital. The Company paid distributions to common stockholders of $1.03 per share in 1997 which was ordinary income.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company uses the "intrinsic value" method of accounting for its plan in accordance with Accounting Principle Board (APB) Opinion No. 25, and, therefore, recognized no compensation expense for stock options. For disclosure purposes only, the Black-Scholes option-pricing model was used to calculate the "fair values" of stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

EARNINGS PER COMMON SHARE

         Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per common share are computed by dividing net income (after deducting dividends on preferred stock) by weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options, convertible preferred stock and OP Units) that are dilutive. Common Stock equivalents for the effect of dilutive stock options were 14,000, 270,000 and 91,000 for the years ended December 31, 1999 and 1998 and for the period from February 12, 1997 through December 31, 1997, respectively.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal quarters of fiscal years beginning after June 15, 1999 (subsequently delayed to June 15, 2000). SFAS No. 133 requires recording all derivative instruments as assets or liabilities measured at fair value. The Company does not expect this pronouncement to have a material impact on its financial results.

3.   ACQUISITION OF GOLF COURSES

The following is a summary of the acquisitions in 1999:

                                                                                                    Acquisition
   Acquisition                                                                                          Cost
       Date                            Course Name                              Location           (In thousands)
-------------------------------------------------------------------------------------------------------------------

    5/11/99        Metamora Golf & Country Club                         Metamora, MI                        $5,900
    7/28/99        Pete Dye Golf Club                                   Bridgeport, WV                      10,000
                                                                                                  -----------------
                                                                                                        $   15,900
                                                                                                  =================


         For the year ended December 31, 1999, the Company purchased two Golf Courses for an aggregate acquisition cost of approximately $15.9 million. In conjunction with the purchase of the Pete Dye Golf Club, the lessee executed two promissory notes: the first being a $2.3 million capital improvement loan to construct the new clubhouse and the second being a $3.5 million secured land loan. These two promissory notes initially bear interest at 10.5% per annum with annual increases of 5% per annum. The purchase price together with the promissory notes totaled $21.7 million and were funded as follows: $8.6 million in cash, $10.0 million in assumed debt, $1.4 million in deferred payments ($0.7 million on the Pete Dye Clubhouse Construction and $0.7 million reserve for a Maintenance Facility and Wastewater Treatment at Metamora), and $1.7 million represented by the issuance of Preferred OP Units (approximately 59,000 OP Units) to the sellers.


4.   MORTGAGE NOTES RECEIVABLE

     In June of 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. The additional collateral includes, cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which may be released upon the achievement of certain performance levels. The operator of the resort, Westin, has guaranteed up to $2.5 million of debt service for each of the first five years. The initial loan of $69.975 million is being followed by a $9 million loan, which is being used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

     The loan term is 30 years, with an initial base interest rate of 9.63% per annum (10.377% at December 31, 1999), annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year. Participating interest of approximately $100,000 and $243,000 was received for the years ended December 31, 1999, December 31, 1998 respectively, and none for 1997.

     Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units, 159,326 shares of common stock of the Company and were granted an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26 per share, exercisable before December 31, 1999 (subject to extension in certain circumstances). The $5,677,000 used to purchase the OP Units has been recorded as a reduction in minority interest and the $3,298,000 used to purchase common stock has been recorded as a reduction of stockholders' equity. The OP Units and 2,985 common shares are pledged as collateral against the loan. The 274,039 OP Units were converted to shares of common stock at the request of Golf Host Resorts on March 3, 2000. These shares continue to be pledged as collateral against the loan.

     The Company recognizes interest income on a straight-line basis. Interest income in excess of the cash received for this mortgage recognized was approximately $814,000, $1,160,000 and $723,000, respectively, for the years ended December 31, 1999 and 1998 and for the period from February 12 to December 31, 1997.

5.   LEASES

     The non-cancelable leases generally provide for the Company to receive the greater of Base Rent or Participating Rent. Participating Rent is generally equal to the original Base Rent plus 33 1/3 percent of the difference between that year's Gross Golf Revenue and the Gross Golf Revenue at the Golf Course in the year prior to acquisition as adjusted in determining the original Base Rent. The Base Rent generally increases annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the Consumer Price Index ). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. Participating rent was $450,000, $657,000 and $280,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Scheduled future minimum rents to be received by the Company under the Leases, excluding Tierra Del Sol for whom we will recognize their Net Income, are as follows for the year ending December 31:

                 --------------------- ------------
                 (in thousands)        Amount
                 2000                     $ 44,269
                 2001                       44,541
                 2002                       40,822
                 2003                       38,792
                 2004                       38,792
                 Thereafter                 71,118
                 --------------------- ------------

6.   COMMITMENTS AND CONTINGENCIES

LESSEES

         Typically, the Company leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. At December 31, 1999, the amount reserved was $2,452,000 compared to $1,105,000 at December 31, 1998.

     Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing facilities. Of the Company's $8,478,000 outstanding capital improvement commitments (which includes the Pete Dye Clubhouse loan for $2,300,000), approximately $1,918,000 has been funded to date. This loan may be capitalized into the base rent when the Clubhouse is completed.

     In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed rates between 9.74% and 10.5%. Of the Company's $12,224,000 working capital commitments, approximately $9,245,000 has been funded to date. In addition, a $3,500,000 land loan was funded to the lessee of the Pete Dye Golf Club at the time of purchase. Typically, the lessee is required to increase the pledged collateral for the funded amounts.

         In summary, the Company has currently funded $14,663,000 of the total commitments to date of $24,202,000, and subject to certain conditions, anticipates it will fund the balance of $9,539,000 over the next two years.

         The Company has agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owner's efforts to seek to minimize certain adverse tax consequences from their contribution of their courses to the Company.

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

LITIGATION

            Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses which are leased and require each Lessee to maintain insurance for such purposes. Although the Company is currently not party to any legal proceedings relating to the Golf Courses that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

         EVENTS OF  DEFAULT UNDER THE PARTICIPATING LEASE

     An "event of default" may be declared when a tenant fails to pay rent timely under the Participating Lease. GTA has elected to pursue legal remedies available to it under its Participating leases to cure such events of default that have occurred at the following courses in the past several months: Tierra Del Sol Golf Club, Osage National Golf Club, Mystic Creek Golf Club and Brentwood Golf & Country Club. As a result GTA has taken possession of Tierra Del Sol Golf Club and is in various stages of litigation with regard to the possession of the other three Golf Courses. These Golf Courses have a combined Net Book Value of approximately $29,993,000 and each of them have adequate pledged collateral to cover accrued rent and related charges to date. Based on our review of underlying operations of these Golf Courses, we do not believe that there has been any permanent impairment in the value of these assets.

7.       DEBT

     Debt consists of the following:

     -------------------------------------------------------------------------- ------------------ -----------------
                                                                                   DECEMBER 31,       DECEMBER 31,
     (IN THOUSANDS)                                                                    1999              1998
     -------------------------------------------------------------------------- ------------------ -----------------
     REVOLVING CREDIT FACILITY
     $200.0 million unsecured revolver with weighted average interest rates
     of 7.0% maturing April 2002                                                         $200,000          $125,000
     -------------------------------------------------------------------------- ------------------ -----------------
     LINE OF CREDIT
     $25.0 million unsecured line of credit with weighted average interest                    700                 _
     rates of 7.3% maturing October 1, 2000
     -------------------------------------------------------------------------- ------------------ -----------------
     BRIDGE LOAN
     $100.0 million unsecured bridge loan with a weighted average interest                  -                67,925
     rate of 6.7% that  matured April 1999 and was consolidated into the
     Revolving Credit Facility
     -------------------------------------------------------------------------- ------------------ -----------------
     NOTE PAYABLE
     Secured financing, net book value of the property of $20.3 million, with              12,385            12,691
     an interest rate of 8.75% maturing November 2016
     -------------------------------------------------------------------------- ------------------ -----------------
     NOTE PAYABLE
     Secured financing, net book value of the property is $9.8 million with                10,000
     interest rate of prime (8.25% at December 31, 1999)  maturing through
     2002
     -------------------------------------------------------------------------- ------------------ -----------------
     Note Repaid in 1999                                                                        -             5,018
     -------------------------------------------------------------------------- ------------------ -----------------
     TOTAL                                                                              $ 223,085          $210,634
     -------------------------------------------------------------------------- ------------------ -----------------


REVOLVING CREDIT FACILITY AND LINE OF CREDIT

     On April 6, 1999, GTA amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. GTA pays interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At December 31, 1999, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 7.1% per annum. The amended and restated Credit Facility replaced the Bridge Loan.

     The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs of The Company. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes in certain members of the Board of Directors, among others. At the present time, these covenants have been met.

     In addition to the amended and restated Credit Facility, on April 6, 1999 GTA also obtained a $25.0 million unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which was one year with an expiration date of April 1, 2000. In March of 2000, this line was granted a six-month extension with a new maturity date of October 1, 2000. The extension was granted with the same pricing that was in effect under the original line plus a 3/4% up-front commitment fee.

DEBT MATURITIES

         Aggregate maturities of long-term debt for each of the five years following December 31, 1999, are as follows:

                                            ------------------------ --------------------
                                                     YEAR                  AMOUNT
                                            ------------------------ --------------------
                                                                       (In thousands)
                                                     2000                      $   1,035
                                                     2001                      $   5,365
                                                     2002                      $ 205,398
                                                     2003                      $     435
                                                     2004                      $     474
                                                  Thereafter                   $  10,378
                                            ------------------------ --------------------


INTEREST RATE SWAP AGREEMENT

         In September 1998, the Company entered into an interest rate swap agreement with Bank of America N.A. to reduce the impact of changes in interest rates on its floating rate Credit Facility. The agreement, which covered a total notional amount of $76,800,000 matures on March 27, 2000. The swap agreement effectively converts a portion of the Company's floating rate debt to a fixed rate. The Company pays Bank of America N.A. a fixed rate of 5.08% per annum (for an all-inclusive rate of 6.83% for December 31, 1999). The Company is exposed to credit loss in the event of nonperformance by Bank of America N.A., however, the Company does not anticipate nonperformance by Bank of America N.A. As of the date of this filing, the Company had not entered in to a new interest rate swap agreement; therefore, $76,800,000 will convert to floating rate debt as of March 27, 2000 bringing the total floating rate debt to $210,700,000.

8.   PREFERRED STOCK AND OTHER PREFERRED INTERESTS

SERIES A PREFERRED STOCK

    On April 2, 1999, GTA completed a private placement of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P.

     Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears, when, and as if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend paid in second quarter was prorated and paid on July 15, 1999 based on the number of days between April 2, 1999 and June 30, 1999, the final day of the fiscal quarter.

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

SERIES C OP UNITS

     In July 1999, GTA acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. As part of the $10.0 million purchase price, at the closing, 48,949 units of Series C OP Units valued at $1,350,000 were issued at $27.58 per share. The newly created Series C OP Units are convertible on a one-for-one basis into common OP Units basis at the election of the holder. These perpetual preferred units are scheduled to pay a distribution of 8.91% based on the initial issuance price.

9. STOCK OPTION AND AWARDS

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

         In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors' Plan, the Compensation Committee is authorized to grant stock awards to purchase up to 100,000 shares of the Company's common stock at prices equal to the fair value of the stock on the date of grant. On February 6, 1997, 1998, 1999, and 2000, respectively, 20,000 options were granted and vested immediately. As of February 6, 2000, 20,000 shares remain available for options and restricted stock grants.

         In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee is authorized to grant awards of up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. At December 31, 1999, 42,968 shares remained available for options and restricted stock grants. On January 30, 2000, 25,000 options were issued under this plan leaving a remaining balance of 17,968.

         On November 11, 1998, the Company adopted the 1998 Stock-Based Incentive Plan (the "1998 Plan") subject to approval by stockholders. Concurrently with the plan approval, the Compensation Committee granted 350,000 of the authorized 500,000 options at an exercise price of $25.06. These options generally vest ratably over a period of five years from the date of grant and expire ten years from the date of grant. Eighty-eight thousand of these options were cancelled upon the resignation the Company's executive Vice President in November 1999. In addition, 8,000 of the 44,000 shares that were granted in March 1999 were cancelled. At December 31, 1999, 202,000 shares remained available for options and restricted stock grants. On January 30, 2000, 145,000 options and 55,000 restricted shares were issued under this plan leaving a remaining balance of 2,000.

         The New 1997 Plan and the 1998 Plan provides that the Company may grant stock options or restricted stock to executive officers and other key employees. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The shares of restricted stock will be sold at a purchase price equal to $0.01 and will vest over four-year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding.

         On September 19, 1997, the Company issued 70,000 restricted common shares for $.01 when the market price was $26.1875 to officers of the Company under the New 1997 Plan. On January 1, 1998 the Company issued 20,939 restricted common shares for $0.01 when the market price was $29.00 to officers of the Company under the New 1997 Plan. On March 10, 1999, the Company issued 44,000 restricted common shares for $.01 when the market prices was $22.75 to officers of the Company under the 1998 Plan. Subsequent to these issuances, loans of approximately $938,000, secured by OP Units and common stock, with interest rates of 4.4% to 6.2% were made to officers of the Company for the payment of related taxes through the date of this report. In November 1999, 11,904 of the previously issued grants were cancelled as a result of the resignation of one of the officers of the Company. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the vesting period. Such expense amounted to approximately $563,000 and $787,000 and $115,000 for the years ended December 31, 1999, 1998, and for the period ended 1997, respectively.

LOANS TO OFFICERS

         Loans of approximately $890,000, secured by OP Units and common stock, with interest rates of 4.4 to 6.2 % per annum were made to officers of the Company for the payment of related taxes for Restricted Stock Grants issued in 1997, 1998 and 1999. Of this total, approximately $173,000 related to the Restricted Stock Grants issued on March 10, 1999 for 44,000 shares. Additional loans will be made to the officers to cover tax liabilities resulting from future vesting of the Restricted Stock Grants. Under the 1998 Senior Executive Loan Program, as amended on August 10, 1999, loans of $2,300,000 have been made to officers of the Company to purchase Company stock on the open market. These loans are collateralized by the shares purchased, bear interest at 4.51 to 5.89 % per annum and are due at the earlier time of (i) sale greater than $25 per share, (ii) within 3 years of employee termination or (iii) 5 years. These Promissory Notes are recourse to the borrower. Upon any change of control in the lender, all outstanding amounts to the current officers of GTA are forgiven and the Promissory Notes are cancelled.

          Of the total officer loans outstanding, approximately $725,000 in loans to the former Executive Vice President were reclassified to Other Assets from Stockholders Equity upon his resignation in November of 1999.

         Transactions involving the plans are summarized as follows:

                                                                                                WEIGHTED
                                                                                                AVERAGE
          Option Shares                                                         SHARES       EXERCISE PRICE
          ------------------                                                  ------------  -----------------
          Outstanding at February 12, 1997.................................         -               $  -
          Granted..........................................................       940,000            23.88
          Exercised........................................................         -                  -
          Expired and/or canceled..........................................         -                  -
                                                                                ---------
          Outstanding at December 31, 1997.................................       940,000           $23.88

          Granted..........................................................       445,000            26.08
          Exercised........................................................        (4,666)          (25.75)
          Expired and/or canceled..........................................          -                 -
                                                                                ---------
          Outstanding at December 31, 1998.................................     1,380,334           $24.59

          Granted..........................................................        55,000            17.80
          Exercised........................................................            -               -
          Expired and/or canceled..........................................     (173,002)           (25.27)
                                                                              -----------
          Outstanding at December 31, 1999.................................     1,262,332           $24.30
                                                                              ===========


         ----------------------------------------------------------------         -----------------------------------
                  Options Outstanding                                             Options Exercisable
         ----------------------------------------------------------------         -----------------------------------
         Range of                     Remaining         Average
         Exercise                     Contractual       Exercise
         Price          Shares        Life (years)      Price                     Shares            Price
         ----------------------------------------------------------------         -----------------------------------
         $16 - $18         35,000            9.9        $17.71                        -                -
         $21               335,000           7.1        $21.00                    230,000           $21.00
         $24 - $26         797,332           7.9        $25.32                    598,999           $25.32
         $29               70,000            8.1        $29.00                     36,666           $29.00
         $32 - $33         25,000            8.4        $32.13                      8,333           $32.13

     Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used, are as follows:

                                                                                                        PERIOD FROM
                                                                                                        FEBRUARY 12
                                                                   YEAR ENDED         YEAR ENDED          THROUGH
                                                                   DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                      1999               1998               1997
     ------------------------------------------------------------------------------------------------------------------

     Basic earnings per share
        As reported                                                         $1.28              $1.39           $1.32
        Pro forma                                                           $1.26              $1.16           $1.03
     Diluted earnings per share
        As reported                                                         $1.27              $1.34           $1.29
        Pro forma                                                           $1.26              $1.12           $1.01
     Black-Scholes assumptions*
       Fair market value of option granted                                  $2.29              $3.89           $1.16
       Risk-free interest rate                                              5.96%              5.47%           6.00%
       Dividend yield                                                       8.96%              6.72%           5.66%
       Stock volatility                                                    36.23%             27.21%          17.14%
       Expected option life                                               3 years         4.57 years         3 years
     *Weighted-averages
     ------------------------------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN

         Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period. The Employee Stock Purchase Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan. Shares have been issued as per the table below:


                      ----------------- --------------
                       PURCHASE DATE     # OF SHARES
                                           ISSUED
                      ----------------- --------------
                          6/30/98           1,128
                      ----------------- --------------
                          12/31/98          1,768
                      ----------------- --------------
                          6/30/99           2,149
                      ----------------- --------------
                          12/31/99          1,592
                      ----------------- --------------

Compensation expense related to the Employee Stock Purchase Plan was $12,000 for 1999 and $18,000 for 1998.

NON-AFFILIATED STOCK OPTIONS

         In conjunction with the February 1998 purchase of the Emerald Dunes Golf Course, Raymond Finch, Jr. and Ray Finch, III (collectively, the "Finches"), were granted 50,000 options each, of which 25,000 in the aggregate will vest when, in any calendar year, the Company acquires $25.0 million in golf courses identified by the Finches. After year five, all options immediately vest if the stock price is $10.00 over the strike price at which the options were issued ($28.00) and if the Finches have otherwise undertaken to promote and market the Company. These options expire on May 1, 2003.

         In addition, options to acquire 20,000 shares of common stock were granted to J. Graffeo, J. Galante, H. Rostoff, I. Smoley and A. Inelli (for a total of 100,000 options) as partial consideration for their interest in the Polo Trace Golf Course. Ten Thousand of the options vested on January 4, 1999, at $26.75 and 10,000 vested on January 4, 2000, at $16.83. All 100,000 of these options expire on July 1, 2000.

10.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                                                QUARTER ENDED
                                -------------------------------------------------------------------------------
                                          March 31            June 30        September 30          December 31
------------------------------- ------------------- ------------------ ------------------- --------------------
1999
------------------------------- ------------------- ------------------ ------------------- --------------------
Revenues                                   $13,325            $13,720             $14,104              $14,628
Operating income                            $7,803             $8,513              $8,314               $7,750
Net income (after Preferred                 $2,714             $2,460              $2,413               $2,261
Dividends)
Basic earnings per share                      $.35               $.32                $.31                 $.29
Diluted earnings per share                    $.35               $.32                $.31                 $.29

------------------------------- ------------------- ------------------ ------------------- --------------------
1998
------------------------------- ------------------- ------------------ ------------------- --------------------
Revenues                                   $ 8,920           $ 10,448            $ 12,039             $ 12,977
Operating income                           $ 5,943            $ 6,692             $ 7,646              $ 7,020
Net income                                 $ 3,081            $ 2,639             $ 2,779              $ 2,107
Basic earnings per share                     $ .40              $ .35               $ .36              $   .28
Diluted earnings per share                   $ .39              $ .33               $ .35              $   .27

------------------------------- ------------------- ------------------ ------------------- --------------------
1997
------------------------------- ------------------- ------------------ ------------------- --------------------
Revenues                                    $2,042             $3,998              $6,065               $6,622
Operating income                            $1,383             $2,598              $4,216               $4,825
Net income                                  $  716             $1,292              $1,615               $2,346
Basic earnings per share                    $  .19             $  .33              $  .40               $  .40
Diluted earnings per share                  $  .18             $  .32              $  .39               $  .39

11.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma financial information set forth below is presented as if the 1999 acquisitions (Note 3) had been consummated as of January 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1998, nor does it purport to represent a forecast of the results of operations for future periods (in thousands, except per share amounts).

                                                FOR THE YEAR ENDED       FOR THE YEAR ENDED
                                                 DECEMBER 31, 1999       DECEMBER 31, 1998
     ------------------------------------------------------------------------------------------

     Revenues                                        $56,678            $46,229
     Net income Available to Common
     Shareholders                                    $10,112            $11,177
     Basic earnings per share                          $1.31              $1.45
     Diluted earnings per share                        $1.30              $1.40

     The pro forma financial information includes the following adjustments: (1) increase in revenues; (2) an increase in depreciation and amortization expense;
(3) an increase in interest expense; (4) an increase in interest income; and (5) an increase in income applicable to minority interest.

12.  MINORITY INTEREST

         Minority interest represents the OP Units not held by GTA, GP and GTA, LP and is adjusted for the OP Unit holders', proportionate share of net income and distributions. An OP Unit and share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership. OP Unit holders have the right, subject to certain terms and conditions, to convert their OP Units to shares of Common Stock or to cash at the discretion of the Company. In 2000, 100% of the 5,252,995 OP Units will be convertible. The following activity occurred in the OP Unit activity and the minority interest account:

---------------------------------- ----------------------------- -------------------------- -----------------------------
                                            YEAR ENDED                  YEAR ENDED                  PERIOD ENDED
                                        DECEMBER 31, 1999            DECEMBER 31, 1998           DECEMBER 31, 1997
---------------------------------- ----------------------------- -------------------------- -----------------------------
         (IN THOUSANDS)             OP UNITS        DOLLARS       OP UNITS      DOLLARS      OP UNITS        DOLLARS
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Beginning Balance                        5,325          $76,510        4,815       $54,625           --              $--
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Purchase of golf courses &                  90            2,645          524        14,687        4,815           19,296
Recapitalization of leases
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Redemption                                (162)          (3,556)         (14)         (432)           --               --
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Contribution of property                    --               --           --         3,296           --               --
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Adjustment of minority interest             --           (3,569)           --        8,001           --           33,882
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Distributions                               --           (9,309)           --      (10,797)           --          (4,351)
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Net income                                  --            7,026           --         7,130           --            5,798
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------
Ending Balance                           5,253          $69,747        5,325       $76,510        4,815          $54,625
---------------------------------- ------------ ---------------- ------------ ------------- ------------ ----------------

13.  TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in the Company's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of thirteen golf courses owned by the Company under triple-net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise. During 1999, Legends Golf acquired five additional leases for six courses from the prior lessee in exchange for cash of $25 and the assumption of debt including advances from the Company of $2,899.

     Capital improvement and working capital Advances from the Company totaling $5,328 bear interest at 10-percent. Advances of $661 are due in August 2000 with the balance due at the end of the lease term.

     The following table sets forth certain combined condensed financial information for Legends Golf:

     (IN THOUSANDS)                                                            1999           1998
     ----------------------------------------------------------------------------------------------------

     Current assets                                                              $ 4,912         $ 2,978
     Non-current assets                                                           29,884          20,650

                                                                           ------------------------------
     Total assets                                                                $34,796         $23,628
                                                                           ==============================

     Payable to Golf Trust of America, L.P.                                      $ 6,952         $ 1,030
     Other current liabilities                                                    22,229           1,340
     Total long-term liabilities                                                  12,976          20,916
     Total owners' equity (capital deficit)                                       (7,360)            342

                                                                           ------------------------------
     Total liabilities and owners' equity (capital deficit)                      $34,796         $23,628
                                                                           ==============================


     (IN THOUSANDS)                             FOR THE YEAR ENDED        FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                   DECEMBER 31,              DECEMBER 31,               DECEMBER 31,
                                                       1999                      1998                       1997
     ----------------------------------------------------------------------------------------------------------------------

     Total Revenues                                           $27,375                     $22,874                  $22,384
     Operating Loss                                          $(6,104)                    $(4,685)                 $(4,983)
     Net Income (loss)                                         $(934)                        $746                   $(244)


                           (Unaudited)

         Total revenues from golf course operations for Legends Golf increased by $4.5 million or 19.7 percent to $27.4 million for the year ended December 31, 1999. The increase was primarily attributed to the additional revenue of $4.2 million from the additional six courses under lease and increases in the Myrtle Beach revenues of $1.0 million from higher green fees, cart fees, and food and beverage sales offset by a $0.7 million decrease of revenue inVirginia.

         Operating loss increased from $4.7 million to $6.1 million for the years ended December 31, 1998 and 1999, respectively. The increase is primarily due to the additional administrative, operating, and transition expenses of $6.7 million related to the additional six Golf Courses under lease offset by reductions of $0.8 million in administrative and operating expenses at the Myrtle Beach and Virginia Golf Courses and the $4.5 million increase in revenues as noted above.

         Legends Golf incurred a net loss of $0.9 million for the year ended December 31, 1999 compared to net income of $0.7 million for the year ended December 31, 1998 primarily as a result of the increase in the operating loss and an increase in interest expense of $0.3 million in 1999.

RELATED PARTY TRANSACTIONS


     Concurrent with the acquisition of the Sandpiper Golf Course, the Company formed Sandpiper-Golf Trust, LLC (of which the Operating Partnership is the sole member) to hold title to the golf course. In addition, the Operating Partnership owns approximately 95% of the economic interest in a preferred stock subsidiary formed to hold title to a 14 acre development site adjacent to the Sandpiper Golf Course, with the balance owned by Mr. Blair, President, and Mr. Young, in order to comply with certain REIT restrictions imposed by the Internal Revenue Code. This parcel of land was sold in June of 1999 and this related preferred stock subsidiary was dissolved effective December 31, 1999.

14.  SUBSEQUENT EVENTS

PAYMENT OF DIVIDENDS

     On December 15, 1999 the Board of Directors declared a quarterly dividend distribution of $0.44 per share for the quarter ended December 31, 1999, to common stockholders of record on December 31, 1999, which was paid on January 15, 2000. Preferred Stockholders were paid the dividend calculated according to their contracted yield.

ISSUANCE OF  STOCK OPTIONS AND RESTRICTED STOCK GRANTS

         As consistent with prior years, on February 6, 2000, 20,000 stock options at an exercise price of $17.938 were issued under the "Director's Plan" to GTA's independent directors. These options vested upon issuance.

         On January 30, 2000, 25,000 stock options under the New 1997 Plan and 145,000 stock options under the 1998 Plan were issued to GTA employees at an exercise price of $17.25. These options vest ratably over a period of three years. On January 30, 2000, 55,000 restricted stock grants at a par value of $0.01 per share were issued to the Officers of GTA under the 1998 Plan.

STOCK REPURCHASE PROGRAM

         On December 15, 1999, GTA announced that its Board of Directors authorized a program to repurchase up to one million shares of its common stock. Any such repurchases will be made on the open market or in block purchase transactions. The timing of any repurchases and the number of shares repurchased pursuant to the stock repurchase program are dependent upon market conditions and corporate requirements. Under this program, on January 4, 2000, GTA purchased 10,000 shares of its stock at a price of $16.9375 per share.

APPOINTMENT OF FINANCIAL ADVISOR

         After an extended interview and diligence process by management and review by the Company's Board of Directors, on February 9, 2000 GTA engaged Banc of America Securities LLC to act as its financial advisor to undertake a review of a broad range of strategic alternatives available to the Company in light of the current and prospective market conditions facing the Company and the REIT industry. Executive management and/or the Board is meeting regularly with our financial advisor in furtherance of consideration of alternatives to enhance shareholder value. These alternatives include a merger, sale, recapitalization, privatization or restructuring, including de-REITing (revoking election of REIT-tax status), among others.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Compensation Committee of the Board of Directors
Golf Trust of America, Inc. 1998 Non-Qualified Employee Stock Purchase Plan:

We have audited the accompanying statements of financial condition of the Golf Trust of America, Inc. 1998 Non-Qualified Employee Stock Purchase Plan (the Plan) as of December 31, 1998 and 1999, and the related statements of changes in net assets for the period from March 1, 1998 (inception) through December 31, 1998, and the year ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial condition of the Plan at December 31, 1998 and 1999, and the changes in net assets for the period from March 1, 1998 (inception) through December 31, 1998, and the year ended December 31, 1999, in conformity with generally accepted accounting principles.

Charlotte, North Carolina                                 /s/ BDO Seidman, LLP
February 4, 2000

                            GOLF TRUST OF AMERICA, INC.
                 1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                        STATEMENTS OF FINANCIAL CONDITION

ASSETS:

                                                                    DECEMBER 31, 1999            DECEMBER 31, 1998

Receivable from Golf Trust of America, Inc.:
     Participant contributions                                                   $  22,921                    $  41,707
     Employer contributions                                                          4,045                        7,354

                                                               ---------------------------- ----------------------------
NET ASSETS                                                                        $ 26,965                    $  49,061
                                                               ============================ ============================

                           GOLF TRUST OF AMERICA, INC.
                 1998 NON-QUALIFIED EMPLOYEE STOCK PURCHASE PLAN
                      STATEMENTS OF CHANGES IN NET ASSETS

                                                                                                     FOR THE PERIOD
                                                                                                      FROM MARCH 1
                                                                                   YEAR ENDED        (INCEPTION) TO
                                                                                   DECEMBER 31,        DECEMBER 31,
                                                                                       1999                1998

Net Assets at the Beginning of the Year                                                   $49,061            $ -
ADDITIONS:
     Participant contributions                                                             67,549              69,693
     Employer contributions                                                                11,921              18,143

                                                                                ------------------ -------------------
Total additions                                                                            79,471              87,836
                                                                                ------------------ -------------------

Deductions:
     Purchase and distribution of common stock to participants                            101,566              38,775

                                                                                ------------------ -------------------
NET ASSETS AT THE END OF THE YEAR                                                        $ 26,965            $ 49,061
                                                                                ================== ===================


                 See accompanying notes to financial statements

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

4.    DISTRIBUTIONS:

      A summary of stock purchased and distributed for the purchase periods ended June 30th and December 31st is as follows:

                                                                                   6/30/99        12/31/98        6/30/98
     Participant contributions                                                        $44,629       $ 41,707        $ 27,986
     Employer contributions                                                             7,876          7,354          10,789
                                                                                -------------- -------------- ---------------
Market value of stock                                                                $ 52,505       $ 49,061        $ 38,775
                                                                                ============== ============== ===============
Market value of stock purchased and distributed per share                              $24.44         $27.75         $ 29.19
                                                                                -------------- -------------- ---------------
Shares purchased and distributed                                                        2,149          1,768           1,128
                                                                                ============== ============== ===============

5.    SUBSEQUENT EVENT:

      On January 4, 2000, an additional 1,592 shares of common stock with a market value of approximately $27,000 were purchased and distributed for the purchase period ended December 31, 1999.

                                  LEGENDS GOLF
                                TABLE OF CONTENTS


           FINANCIAL INFORMATION
                Report of Independent Public Accountants--BDO Seidman, LLP..............................       F-38
                Combined Balance Sheets--December 31, 1998 and 1999.....................................       F-39
                Combined Statements of Operations--Years Ended December 31, 1997, 1998,
                 and 1999..............................................................................        F-40
                Combined Statements of Owners' Equity (Deficit)--Years Ended December 31,
                 1997, 1998, and 1999..................................................................        F-41
                Combined Statements of Cash Flows--Years Ended December 31, 1997,
                 1998, and 1999........................................................................        F-42
                Notes to Combined Financial Statements.................................................        F-43


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Legends Golf
Myrtle Beach, South Carolina

     We have audited the accompanying combined balance sheets of LEGENDS GOLF (as defined in Note 1) as of December 31, 1998 and 1999, and the related combined statements of operations, owners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These combined financial statements are the responsibility of LEGENDS GOLF'S management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of LEGENDS GOLF at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                           BDO Seidman, LLP

February 12, 2000
Charlotte, North Carolina

                                  LEGENDS GOLF

                             COMBINED BALANCE SHEETS

                                 (IN THOUSANDS)

DECEMBER 31,                                                                                    1998        1999
---------------                                                                            ------------------------

ASSETS:
CURRENT:
  Cash..................................................................................      $     974    $   1,127
  Accounts receivable (Note 4):
   Golf packages........................................................................            818        2,285
   Related parties......................................................................            398          501
   Other................................................................................            215           84
  Inventories...........................................................................            573          915
                                                                                             ------------------------
      Total current assets..............................................................          2,978        4,912
                                                                                             ------------------------
Property and equipment, less accumulated depreciation
 and amortization (Notes 5 and 8).......................................................          1,083        1,607
                                                                                             ------------------------
Other assets:
  Advances to affiliates (Note 4).......................................................         14,401       20,464
  Investment in GTA, LP (Notes 2 and 7).................................................          5,126        4,151
  Goodwill, net of accumulated amortization of $144.....................................              -        3,508
  Miscellaneous.........................................................................             40          154
                                                                                             ------------------------
      Total other assets................................................................         19,567       28,277
                                                                                             ------------------------
                                                                                              $  23,628    $  34,796
                                                                                             ========================

LIABILITIES AND OWNERS' EQUITY (CAPITAL DEFICIT):
CURRENT LIABILITIES:
  Accounts payable......................................................................      $     550    $   1,178
  Accrued expenses:
   Rent.................................................................................          1,061        1,624
   Other................................................................................            278        1,562
  Advances from affiliates (Note 4).....................................................              -          661
  Current maturities of long-term debt (Note 7).........................................            481       19,489
                                                                                             ------------------------
      Total current liabilities.........................................................          2,370       24,514
Advances from affiliates (Note 7).......................................................          9,039       15,682
Long-term debt, less current maturities (Note 7)........................................         11,877        1,960
                                                                                             ------------------------
      Total liabilities.................................................................         23,286       42,156
                                                                                             ------------------------
Commitments and contingencies (Notes 6 and 8)

Owners' equity (capital deficit):
  Common stock, $1 par--shares authorized, 300,100; outstanding, 3,100...................             3            3
  Members' contributions................................................................              7            8
  Additional paid-in capital............................................................          3,832        3,857
  Members' accumulated deficit..........................................................        (10,610)     (14,840)
  Retained earnings (deficit)...........................................................          7,110        3,612
                                                                                             ------------------------
      Total owners' equity (capital deficit)............................................            342       (7,360)
                                                                                             ------------------------
                                                                                              $  23,628    $  34,796
                                                                                             ========================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  LEGENDS GOLF

                        COMBINED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


YEAR ENDED DECEMBER 31,                                                             1997        1998        1999
----------------------------                                                   -------------------------------------

REVENUES (NOTE 4):
  Green fees.................................................................    $  12,081    $  12,766     $ 14,453
  Cart rentals...............................................................        5,335        5,112        5,778
  Membership dues............................................................          149          175          771
  Food and beverage sales....................................................        2,464        2,579        3,743
  Pro shop merchandise sales.................................................        2,355        2,242        2,630
                                                                                -------------------------------------
      Total revenues.........................................................       22,384       22,874       27,375
                                                                                -------------------------------------
COSTS AND EXPENSES:
  General and administrative (Note 4)........................................        5,511        5,588        7,168
  Repairs, maintenance, and other course operating expenses..................        5,667        5,039        5,351
  Depreciation and amortization..............................................          958          219          274
  Cost of merchandise sold...................................................        1,154        1,088        1,290
  Rents (Note 8).............................................................       11,068       12,601       15,445
  Pro shop operations........................................................        1,231        1,138        1,442
  Cost of food and beverage sold.............................................        1,024        1,068        1,376
  Food and beverage operations...............................................          754          818        1,133
                                                                                -------------------------------------
      Total costs and expenses...............................................       27,367       27,559       33,479
                                                                                -------------------------------------
Operating loss...............................................................       (4,983)      (4,685)      (6,104)
                                                                                -------------------------------------

OTHER INCOME (EXPENSE):
  Equity in earnings of GTA, LP (Note 2).....................................        4,887        5,197        5,381
  Interest expense...........................................................         (347)        (327)        (659)
  Gain on sale of assets.....................................................        -              158            -
  Miscellaneous..............................................................          199          403          448

                                                                                -------------------------------------
      Total other income (expense)...........................................        4,739        5,431        5,170
                                                                                -------------------------------------
Net income (loss)............................................................    $    (244)   $     746     $   (934)
                                                                                =====================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  LEGENDS GOLF

             COMBINED STATEMENTS OF OWNERS' EQUITY (CAPITAL DEFICIT)

                                 (IN THOUSANDS)


                                                                  MEMBERS'      PAID-IN    RETAINED    ACCUMULATED
                                           SHARES     AMOUNT   CONTRIBUTIONS    CAPITAL    EARNINGS      DEFICIT
                                          --------------------------------------------------------------------------

BALANCE, January 1, 1997...............          3      $ 3           $ 1        $   300    $  8,840     $   (1,970)
Capital contributions:
  Cash.................................          -        -             6              -           -              -
  Land (Note 2)........................          -        -             -          3,532           -              -
Net income (loss)......................          -        -             -              -       3,517         (3,761)
Cash dividends.........................          -        -             -              -      (1,871)             -
                                          --------------------------------------------------------------------------
BALANCE, December 31, 1997.............          3        3             7          3,832      10,486         (5,731)
Net income (loss)......................          -        -             -              -       4,514         (3,768)
Cash dividends.........................          -        -             -              -      (7,890)        (1,111)
                                          --------------------------------------------------------------------------
BALANCE, December 31, 1998.............          3        3             7          3,832       7,110        (10,610)
Net income (loss)......................          -        -             -              -       2,676         (3,610)
Cash dividends.........................          -        -             -              -      (6,174)          (620)
Capital contributions..................          -        -             1              -           -              -
Acquisition of company.................          -        -             -             25           -              -
                                          --------------------------------------------------------------------------
BALANCE, December 31, 1999.............          3      $ 3           $ 8        $ 3,857    $  3,612     $  (14,840)
                                          ==========================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  LEGENDS GOLF

                        COMBINED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

YEAR ENDED DECEMBER 31,                                                             1997        1998        1999
----------------------------                                                   -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................       $   (244)    $    746     $   (934)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..........................................            958          219          274
    (Gain) loss on disposal of property and equipment......................          -             (158)           -
    Equity in earnings of GTA, LP..........................................         (4,887)      (5,197)      (5,381)
    Decrease (increase) in:
     Accounts receivable...................................................            171          350         (763)
     Inventories...........................................................             45         (119)          97
     Other assets..........................................................           (157)           7           29
    Increase (decrease) in:
     Accounts payable......................................................           (544)        (323)      (1,174)
     Accrued expenses......................................................            791         (141)       1,148
                                                                                -------------------------------------
Net cash provided by (used in) operating activities........................         (3,867)      (4,616)      (6,704)
                                                                                -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions.........................................         (2,014)      (2,018)        (294)
  Proceeds from sale of property and equipment.............................          -              807            -
  Proceeds from transfer to GTA, LP........................................            523            -            -
  Cash acquired in lease acquisitions......................................         -                 -          130
  Distributions from GTA, LP...............................................          3,851        6,356        6,356
  Increase in advances to affiliates.......................................           (988)      (1,253)      (6,063)
                                                                                -------------------------------------
Net cash provided by (used in) investing activities........................          1,372        3,892          129
                                                                                -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt.............................................          1,086       11,368       16,049
  Payments on long-term debt...............................................           (226)        (616)      (6,958)
  Increase (decrease) in advances from affiliates..........................          3,228         (622)       4,405
  Payments of dividends....................................................         (1,871)      (9,001)      (6,794)
  Capital contribution.....................................................              6            -           26
                                                                                -------------------------------------
Net cash provided by financing activities..................................          2,223        1,129        6,728
                                                                                -------------------------------------
Net increase (decrease) in cash............................................           (272)         405          153
Cash, beginning of year....................................................            841          569          974
                                                                                -------------------------------------
Cash, end of year..........................................................       $    569     $    974     $  1,127
                                                                                =====================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

     The combined financial statements include the accounts of two S-Corporations (Golf Legends, Ltd. and Legends at Bonaventure, Inc.) and six limited liability companies (Legends of Virginia, LC; Legends Golf Management, LLC; Heritage Golf Management, LLC; Oyster Bay Golf Management, LLC; Legends National Golf Management, LLC; and Virginia Legends Golf Management, LLC). The entities, referred to collectively as Legends Golf (the Company), are engaged in the operation of 14 golf courses in South Carolina (5), Florida (4), Virginia
(2), Kentucky, Nebraska, and North Carolina.

     The operations of the companies listed above are being presented on a combined basis, as under the terms of the operating leases, the lease obligations are cross-collateralized among all Legends lessees. This presentation better presents the ability of the lessees to service the leases.

     All significant intercompany balances and transactions have been eliminated. Additionally, certain classifications may vary from those of the individual company's financial statements.

     All dollar amounts are presented in thousands unless otherwise indicated.

     INVENTORIES

     Inventories are valued at the lower-of-cost (first-in, first-out) or market and consist primarily of food, beverages, golf equipment, and clothing.

     REVENUE RECOGNITION

     Revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period. Initiation fees are refundable and are not recognized as revenue.

     CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

     INVESTMENTS IN PARTNERSHIP

     The Company accounts for its investments in Golf Trust of America, LP (GTA,
LP) under the equity method of accounting. Under this method, equity earnings (losses) are recorded as increases (decreases) to the investment account and dividend distributions, to the extent they do not lower the investment below zero, are recorded as reductions in the investments.

     GOODWILL

     Goodwill is amortized on a straight-line basis over 15 years.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods.

     Estimated useful lives for major asset categories approximate:

     DESCRIPTION                                                                                   YEARS
     -----------                                                                                   -----

     Buildings..................................................................................      40
     Machinery and equipment....................................................................     3-8
     Furniture..................................................................................       8
     Golf carts.................................................................................       5

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

     INCOME TAXES

     For the S-Corporations, the absence of a provision for income taxes is due to the election by the companies, and consent by their sole stockholder, to include the taxable income or loss of the companies in his individual tax returns. As a result, no federal or state income taxes are imposed on the companies. For the limited liability companies, no provision has been made for income taxes or related credits as under the Internal Revenue Code a limited liability company is treated as a partnership for income tax purposes. Therefore, the results of operations are includable in the income tax returns of the members.

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

     RECLASSIFICATION

     Certain 1998 amounts have been reclassified to conform to 1999 presentation.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables.

     Concentration of credit risk with respect to trade receivables, which consists primarily of golf packages from hotels and charges, is limited due to the large number of hotels comprising the Company's customer base. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1998 and 1999, the Company had no significant concentration of credit risk.

     ADVERTISING

     The Company expenses advertising costs as incurred. Advertising costs are included in general and administrative costs in the amounts of $626, $655, and $867 for December 31, 1997, 1998, and 1999, respectively.

2.   TRANSFER OF ASSETS AND INVESTMENT IN GTA, LP

     On February 12, 1997, the Company transferred land and improvements, buildings, and certain equipment with a net book value of $36.3 million net of related debt of $34.8 million to Golf Trust of America, LP (GTA, LP) for approximately 3.7 million OP Units and reimbursement of approximately $522,500 of out-of-pocket expenses. Immediately prior to the transfer, the Company's majority owner contributed land, previously leased to the Company, at a value of $3.5 million. The transfer was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), its general partner. OP Units are convertible, subject to certain limitations as defined in the transfer agreement, to common shares of GTA, Inc. At December 31, 1999, the common stock equivalent value of the OP Units was approximately $63 million.

     In addition, with the contribution of assets, the operations of the golf courses were transferred to four newly formed management companies. These companies entered into lease agreements with GTA, LP more fully described in
Note 7. During 1998, the Company completed construction of two clubhouses in Virginia as required under the terms of the contribution agreement with GTA, LP at a cost of approximately $3.4 million. These assets were transferred to GTA, Inc. during 1998.

3.   ACQUISITION OF LEASES

     During 1999, Mr. Young and an affiliate acquired the operations of six additional golf courses under lease to GTA. Effective July 1, 1999, Mr. Young purchased the stock of Legends at Bonaventure, Inc. (formerly known as Emerald Dunes--Bonaventure, Inc.) for $25,000 plus the assumption of certain liabilities. Effective August 17, 1999, Legends National Golf Management, LLC acquired the leases for four courses through assignment from the Granite Golf Group in exchange for the assumption of certain liabilities. The acquisition value has been allocated as follows:

                                                                                        AMOUNT
                                                                                      ------------

     Current assets................................................................       $ 1,359
     Property and equipment........................................................           384
     Other assets..................................................................            29
     Goodwill......................................................................         3,652
                                                                                      ------------
     TOTAL ASSETS..................................................................         5,424
                                                                                      ------------
     Current liabilities...........................................................         2,500
     Payable to GTA................................................................         2,899
                                                                                      ------------
     TOTAL LIABILITIES.............................................................         5,399
                                                                                      ------------
     NET ASSETS                                                                           $    25
                                                                                      ============

4.   RELATED PARTY TRANSACTIONS

     The Company's majority owner owns and operates Marsh Harbour, Ltd.; Heritage Plantation, Ltd.; Legends Golf Development, Ltd.; The Legends Group, Ltd.; Legends Scottish Village, LLC; Legends Properties, LLC; Legends Golf Resorts, LLC; Gleneagles, Ltd.; and other related businesses.

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

     YEAR ENDED DECEMBER 31,                                                                       AMOUNT
     -----------------------                                                                       ------
     1997......................................................................................   $ 1,506
     1998......................................................................................   $ 1,585
     1999......................................................................................   $ 1,387

     During 1997, 1998, and 1999, the Company recognized golf course revenue of $1,744, $2,972, and $3,653 respectively, under golf packages with an affiliated company.

     Advances to and from affiliated companies, as shown on the combined balance sheets, have no fixed payment/repayment provisions. Interest income and expense on advances to and from affiliates are not recorded for financial statement purposes. Interest income of $577, in 1999 which approximates the borrowing rate on the payable to bank, was recognized on advances to Mr. Young.

     Included in advances from affiliates is $2,899 payable to GTA, assumed by the Company in the acquisition of the Bonaventure lessee and $2,429 in additional advances from GTA to assist in the transition period for all the new leases. In August 2000, $661 is due and the balance has no fixed payment terms. All amounts bear interest at 10 percent per annum. Interest expense on these advances was $124.

5.   PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

     DECEMBER 31,                                                                             1998         1999
     ----------------                                                                      -------------------------

     Golf course improvements..........................................................        $   628     $ 1,206
     Buildings.........................................................................            539         552
     Machinery and equipment...........................................................             58         101
     Furniture.........................................................................            288          86
     Golf carts........................................................................             15          15
     Construction-in-progress..........................................................              -           8
                                                                                           -------------------------
                                                                                                 1,528       1,967
     Less accumulated depreciation.....................................................            445         360
                                                                                           -------------------------
     Net property and equipment........................................................        $ 1,083     $ 1,607
                                                                                           =========================

6.   RETIREMENT PLAN

     The Company sponsors a 401(k) profit-sharing plan for all eligible employees of the Company and other affiliated companies including officers. Legends Group, Ltd. may annually elect to make matching contributions as defined in the plan. No matching contributions were made for the years ended December 31, 1997, 1998, and 1999.

7.   LONG-TERM DEBT

     Long-term debt consists of the following:

DECEMBER 31,                                                                                 1998        1999
----------------                                                                         -------------------------

Payable to bank, under a $6 million loan agreement that the Company participates in, along with Marsh Harbour, Ltd., an affiliated company.  The note bears interest at the 30-day LIBOR rate (6.01% at December 31, 1999) plus 175 basis points.  The outstanding balance for the Company and Marsh Harbour, Ltd. is payable in graduated principal payments of $83 plus accrued interest; balance due May 2002.
  The aforementioned companies are jointly liable for the debt and the majority
  owner has guaranteed the loans.  The loan is collateralized by certain OP Units.....     $  2,000       $ 2,000

Payable to bank, under a $12.5 million line-of-credit agreement.  The line-of-credit bears interest at the 30-day LIBOR rate plus 175 basis points.  Interest is payable in monthly installments, with the balance due April 2000.  The majority owner has guaranteed the line-of-credit.  The loan is collateralized by certain OP
  Units...............................................................................        4,858         7,692

Payable to financial institution, under a $12.5 million line-of-credit agreement.
  The line-of-credit bears interest at the 30-day LIBOR rate plus 240 basis points.
  Interest is payable in monthly installments, with the balance due April 2000.  The majority owner has guaranteed the line-of-credit. The loan is collateralized by
  certain OP Units....................................................................        5,500        11,757
                                                                                         -------------------------
                                                                                             12,358        21,449
Less current maturities ..............................................................          481        19,498
                                                                                         -------------------------
                                                                                           $ 11,877       $ 1,960
                                                                                         =========================

     The $6 million loan agreement provides, among other covenants, restrictions on certain financial ratios, capital expenditures, indebtedness, liens, changes in the nature of the business and significant other limitations as to the use of funds. The Company has obtained a waiver of certain of the covenants as of December 31, 1999.

     Total debt of all affiliated entities of which the Company is jointly liable is approximately $29,489 at December 31, 1999.

     The Company has obtained commitments to extend the Payable to bank and payable to financial institution agreements to January 2001.

     The aggregate annual maturities for the above mortgage notes payable at December 31, 1999, are as follows:

           DECEMBER 31,                                                                      AMOUNT
           ----------------                                                                ------------

                2000...................................................................      $ 19,489
                2001...................................................................         1,374
                2002...................................................................           586
                                                                                           ------------
                Total..................................................................      $ 21,449
                                                                                           ============


     Notes payable increased primarily due to disbursements made to the majority owner.

8.   COMMITMENTS AND CONTINGENCIES

     LEASES

     Concurrent with the transfer of assets, as described in Note 2, the Company entered into four lease agreements with GTA, LP. The leases provide for initial annual payments aggregating approximately $12 million with annual adjustments equal to the lesser of 3 percent or 200 percent of the consumer price index. In addition, the leases provide for percentage rents based on one-third of the increase in gross golf revenues, as defined in the agreement, over the base year of 1996. The leases assumed as described in Note 3 have similar terms. The leases, which have terms ending through December 31, 2006, may be renewed for up to six additional periods of five years each. In addition, the leases provide for reimbursements, subject to landlord approval, up to 2 percent of gross golf revenues, of certain qualified capital expenditures, as defined in the lease agreements. The Company records these expenditures as leasehold improvements or equipment as applicable until they are reimbursed by the lessor. As of December 31, 1999, the lessor had approximately $182 available to the Company under these lease agreements.

     The Company also leases land from a third party under an agreement that expires in 2032. The lease requires rental payments of 10 percent of monthly green fees as defined in the lease agreement.

     During 1996 and prior to the transfer of assets on February 12, 1997, the Company leased land from the sole stockholder.

     Total rental expense approximated the following:

                                                                                     THIRD
          YEAR ENDED DECEMBER 31,                                   STOCKHOLDER      PARTY      GTA, LP
          -----------------------                                   -----------      -----      -------
          1997................................................          $  25        $ 236      $ 10,807
          1998................................................          $  -         $ 236      $ 12,365
          1999................................................          $  -         $ 314      $ 15,131

     The Company also leases certain equipment under noncancelable operating leases. Total equipment lease expense approximated $1,000, $604, and $1,275 for 1997, 1998, and 1999, respectively.

     Minimum lease commitments for all noncancelable operating leases at December 31, 1999, are as follows:

           YEAR ENDING DECEMBER 31,                                                            AMOUNT
           -----------------------------                                                    -------------

               2000......................................................................       $18,296
               2001......................................................................        18,134
               2002......................................................................        17,635
               2003......................................................................        17,236
               2004......................................................................        17,230
               Thereafter................................................................        32,781
                                                                                            -------------
               Total.....................................................................      $121,312
                                                                                            =============


     SELF-INSURANCE

     The Company along with its affiliates maintains a self-insurance program for that portion of health care costs not covered by insurance. The Company is liable for claims up to $20 per employee annually with an annual aggregate maximum liability under the program for all companies of $336. Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims have been accrued as liabilities.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest:

           YEAR ENDED DECEMBER 31,                                                              AMOUNT
           ----------------------------                                                     ----------

                1997...................................................................       $   578
                1998...................................................................       $   332
                1999...................................................................       $ 1,247

     During 1997 and 1998, the Company transferred assets and related debt to GTA, LP (see Note 2).

     During 1999, the Company acquired certain lease rights in exchange for the assumption of certain liabilities (see Note 3).

                                       SCHEDULE III
                                 GOLF TRUST OF AMERICA, INC.
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    December 31, 1999

                                                                                                                    COST
                                                                                                                 CAPITALIZED
                                                                                                                 SUBSEQUENT
                                                                                     Initial Cost              to Acquisition
                                                                                 -------------------------------------------------
                                                                                             Building &
    Property/Location                                               Encumbrances    Land    Improvements    Improvements   Other
----------------------------------------------------------------------------------------------------------------------------------
Eagle Ridge Inn & Resort- Galena, IL                                         -       7,087       39,913          1,020
Sandpiper Golf Course-Santa Barbara, CA                                      -       2,668       33,832              -
Bonaventure-Green Monster and The Resort Course-Ft. Lauderdale, FL           -       2,912       21,588          3,461
Emerald Dunes Golf Course- West Palm Beach                              12,384       3,348       19,052            212
Heathland, Parkland, and Moorland- Myrtle Beach, SC                          -       3,207       15,609            560
Miscellaneous investments                                               10,000      38,713      163,682          8,227        -

            Total                                                     $ 22,384    $ 57,935    $ 293,676       $ 13,480     $  -




                                                                             GROSS AMOUNTS OF WHICH
                                                                            Carried at End of period
                                                                    -------------------------------------
                                                                                 Building &              Accumulated
    Property/Location                                                   Land    Improvements    Total    Depreciation
---------------------------------------------------------------------------------------------------------------------
Eagle Ridge Inn & Resort- Galena, IL                                     7,087       43,868      50,955       4,617
Sandpiper Golf Course-Santa Barbara, CA                                  2,668       30,079      32,747       1,571
Bonaventure-Green Monster and The Resort Course-Ft. Lauderdale, FL       2,912       25,689      28,601       2,834
Emerald Dunes Golf Course- West Palm Beach                               3,348       19,326      22,674       2,341
Heathland, Parkland, and Moorland- Myrtle Beach, SC                      3,207       16,169      19,376       8,958
Miscellaneous investments                                               38,713      177,636     216,349      22,680

            Total                                                     $ 57,935    $ 312,767   $ 370,702    $ 43,001



                                                                                                  LIFE ON WHICH
                                                                                                   DEPRECIATION
                                                                                                    IN LATEST
                                                                                                   Statement of
                                                                           Date of       Date      Operation is
    Property/Location                                                   Construction   Acquired     Completed
---------------------------------------------------------------------------------------------------------------
Eagle Ridge Inn & Resort- Galena, IL                                        1977        5/22/98   3-30 years
Sandpiper Golf Course-Santa Barbara, CA                                     1972        3/6/98    3-30 years
Bonaventure-Green Monster and The Resort Course-Ft. Lauderdale, FL          1970        1/1/98    3-30 years
Emerald Dunes Golf Course- West Palm Beach                                  1990        2/1/98    3-30 years
Heathland, Parkland, and Moorland- Myrtle Beach, SC                         1990        2/12/97   3-30 years
Miscellaneous investments                                                  Various      Various    Various


                                                         SCHEDULE IV
                                                 Golf Trust of America, Inc.
                                                Mortgage Loans on Real Estate
                                                     December 31, 1999

                                                                                                 Face Amount
Description                          Interest Rate      Final Maturity Date     Prior Liens      of Mortgage
-------------------------------------------------------------------------------------------------------------
Golf Host Resorts, Inc.             10.377-10.505%           6/20/2027              $--          $69,975,000




                                                Principal Amount
                              Carrying         Of Loans Subject to
                              Amount of        Delinquent Principal
Description                   Mortgage             Of Interest
---------------------------------------------------------------------
Golf Host Resorts, Inc.      $73,160,000              $--



PERIOD PAYMENT TERMS
Note payable interest only of $605,117 at 10.377% monthly with 5% annual increases continuing until 2002. Amounts drawn on $9,000,000 Tranche I bear interest at 10.505% with 5% annual increases continuing until 2002.

                                  EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Annual Report on Form 10-K for fiscal year 1999 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

NO.           DESCRIPTION
---           -----------
3.1.1         Articles of Amendment and Restatement of the Company, as filed with the State Department of Assessments and Taxation of Maryland
              on January 31, 1997, (previously filed as Exhibit 3.1A to the
              Company's Registration Statement on Form S-11 (Commission File No.
              333-15965) Amendment No. 2 (filed January 30, 1997) and
              incorporated herein by reference).

3.1.2         Articles of Amendment of the Company, as filed with the State
              Department of Assessments and Taxation of Maryland on June 9, 1998
              (previously filed as Exhibit 3.2B to the Company's Quarterly
              Report on Form 10-Q, filed August 14, 1998 and incorporated herein by reference).

3.2.1         Articles Supplementary of the Company relating to the Series A
              Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

3.2.2         Articles Supplementary of the Company relating to the Series B
              Junior Participating Preferred Stock, as filed with the State
              Department of Assessments and Taxation of the State of Maryland on August 27, 1999 (previously filed as Exhibit 3.1 to the Company's
              Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

3.3 Bylaws of the Company, as amended by the Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed
              May 15, 1998 and incorporated herein by reference).

4.1 Form of Share Certificate for the Common Stock (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed
              August 30, 1999, and incorporated herein by reference).

4.2           Form of Share Certificate for the Series A Preferred Stock
              (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

4.3 Shareholder Rights Agreement, by and between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated
              August 24, 1999 (previously filed as Exhibit 4.1 to the Company's
              Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

10.1.1        First Amended and Restated Agreement of Limited Partnership (the
              "Partnership Agreement") of Golf Trust of America, L.P. (the
              "Operating Partnership"), dated February 12, 1997 (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed March 31, 1997, and incorporated herein by reference).

10.1.2        First Amendment to the Partnership Agreement, dated as of February
              1, 1998 (previously filed as Exhibit 10.1.2 to the Company's
              Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

10.1.3*       Exhibit A to the Partnership Agreement (Schedule of Partnership
              Interests), as revised through March 22, 2000.

10.1.4        Designation of Class B Common OP Units of the Operating
              Partnership, dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

10.1.5        Designation of Series A Preferred OP Units of the Operating
              Partnership, dated April 2, 1999, which has been added to Exhibit
              D to the Partnership Agreement (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.1.6*       Designation of Series B Preferred OP Units of the Operating
              Partnership, dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement.

10.1.7*       Designation of Series C Preferred OP Units of the Operating
              Partnership, dated July 28, 1999, which has been added to Exhibit
              D to the Partnership Agreement.

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

10.2.2 Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent
              (previously filed as Exhibit 10.2.2 to the Company's Amended
              Annual Report on Form 10-K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3* Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication
              Agent, and BankBoston, N.A., as Documentation Agent.

10.3*         Credit Agreement, dated as of March 31, 1999, by and among Golf
              Trust of America, L.P., as Borrower, Golf Trust of America, Inc.,
              GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders

10.4          Loan Agreement, dated as of June 20, 1997, by and between Golf
              Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's
              Current Report on Form 8-K, dated June 20, 1997 and filed August
              12, 1997, and incorporated herein by reference).

10.5 1997 Non-Employee Directors' Plan of the Company (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form
              S-11 (Commission File No. 333-15965) Amendment No. 1 (filed
              January 15, 1997) and incorporated herein by reference).

10.6          1997 Stock Incentive Plan (the "Original 1997 Plan") of the
              Company (previously filed as Exhibit 10.6 to the Company's
              Registration Statement on Form S-11 (Commission File No.
              333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7          1997 Stock-Based Incentive Plan of the Company (the "New 1997
              Plan") (previously filed as Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.8          Form of Nonqualified Stock Option Agreement for use under the New
              1997 Plan (previously filed as Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.9 Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to the
              Company's Quarterly Report on Form 10-Q (Commission File No.
              000-22091), filed August 15, 1997, and incorporated herein by reference).

10.10         General Provisions Applicable to Restricted Stock Awards Granted
              Under the New 1997 Plan (previously filed as Exhibit 10.14 to the
              Company's Registration Statement on Form S-11 (Commission File No.
              333-36847), dated September 30, 1997 and filed as of October 1,
              1997, and incorporated herein by reference).

10.11         Form of Restricted Stock Award Agreement for use under the New
              1997 Plan (previously filed as Exhibit 10.15 to the Company's
              Registration Statement on Form S-11 (Commission File No.
              333-36847), dated September 30, 1997 and filed as of October 1,
              1997, and incorporated herein by reference).

10.12 1998 Stock-Based Incentive Plan of the Company (previously filed as Exhibit A to the Company's definitive Proxy Statement, dated
              April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.13         Employee Stock Purchase Plan of the Company (previously filed as
              Exhibit 4.1 to the Company's Registration Statement on Form S-8
              (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.14         Subscription Agreement for use with the Employee Stock Purchase
              Plan (previously filed as Exhibit 4.2 to the Company's
              Registration Statement on Form S-8 (Commission File No.
              333-46659), filed February 20, 1998, and incorporated herein by reference).

10.15*        First Amended and Restated Employment Agreement between the
              Company and W. Bradley Blair, II, dated November 7, 1999.

10.16*        Second Amended and Restated Employment Agreement between the
              Company and Scott D. Peters, dated November 7, 1999.

10.17         Stock Purchase Agreement, dated April 2, 1999, by and among Golf
              Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc.,
              GTA LP, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.18         Registration Rights Agreement, dated April 2, 1999, by and between
              Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P.
              (previously filed as Exhibit 10.2

              to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

12.1*         Computation of Earnings to Fixed Charges

21.1*         List of Subsidiaries of the Company

23.1*         Consent of BDO Seidman LLP

24.1          Powers of Attorney (included under the caption "Signatures")

27.1*         Financial Data Schedule

*  Filed herewith