Form 10-K/A
period 1999-12-31
GOLF TRUST OF AMERICA INC
filed 2000-04-06
CIK 1024126

================================================================================

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

                                December 31, 1999

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.

                           GOLF TRUST OF AMERICA, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Maryland                                           33-0724736
 ---------------------------                        --------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
      of Incorporation)                                Identification Number)

                  14 North Adger's Wharf, Charleston, SC 29401
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (843) 723-4653
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name Of Each Exchange On Which Registered
       -------------------         -----------------------------------------
  Common Stock, $0.01 par value             American Stock Exchange
 Preferred Stock Purchase Rights            American Stock Exchange

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

===============================================================================

                                EXPLANATORY NOTE


This amendment is filed to correct a column alignment error caused by our filing agent in the conversion to the Edgar format on one of the Company's financial statements included in the original filing. Only the corrected financial statement is included herein. Because the column alignment error appeared only in the original Edgar filing and not in the actual financial statements on which the filing was based, the corrected financial statement included herein is covered by the report of BDO Seidman LLP dated February 4, 2000 and their related consent, each which was included in the original filing.

In addition, the cover page of GTA's original 10K filing incorrectly indicated that disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K was not contained therein. Such disclosure was included in the original filing as required.

                           GOLF TRUST OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                     EARNINGS
                                                                                                  (DIVIDENDS IN   UNEARNED
                                             PREFERRED SHARES       COMMON STOCK       ADDITIONAL   EXCESS OF    RESTRICTED
                                                                                        PAID-IN    ACCUMULATED     STOCK
                                           SHARES      AMOUNT    SHARES       AMOUNT    CAPITAL     EARNINGS)   COMPENSATION
                                           ---------------------------------------------------------------------------------
BALANCE, February 12, 1997 ...........         -      $  -           -      $    -    $      -     $      -      $     -
Proceeds from Initial Public
Offering .............................         -         -       3,910          39      82,071            -            -
Payment of underwriters discount
and initial offering costs ...........         -         -           -           -      (9,055)           -            -
Issuance of shares in
exchange for note ....................         -         -         159           2       3,296            -            -
Issuance of shares for acquistion ....         -         -          22           -         600            -            -
Issuance of restricted stock .........         -         -          70           1       1,827            -       (1,828)
Proceeds from follow-on offering .....         -         -       3,450          34      88,372            -            -
Payment of underwriters
discount and costs ...................         -         -           -           -      (5,741)           -            -
Amortization of restricted stock
Compensation .........................         -         -           -           -           -            -          115
Adjustment for minority interest in
operating partnership ................         -         -           -           -     (33,882)           -            -
Dividends ............................         -         -           -           -           -       (4,195)           -
Net income ...........................         -         -           -           -           -        5,969            -
                                           ---------------------------------------------------------------------------------
BALANCE, December 31, 1997 ...........         -      $  -       7,611      $   76    $127,488     $  1,774      $(1,713)

Issuance of restricted stock .........         -         -          21           -         607            -         (607)
Issuance of shares for option
exercise and employee stock
purchase plans .......................         -         -           5           -         159            -            -
Amortization of restricted
stock compensation ...................         -         -           -           -           -            -          787
Loans to officers ....................         -         -           -           -           -            -            -
Adjustment for minority interest in
operating partnership ................         -         -           -           -      (8,001)           -            -
Dividends ............................         -         -           -           -           -      (16,338)           -
Net income ...........................         -         -           -           -           -       10,606            -
                                           ---------------------------------------------------------------------------------
BALANCE, December 31, 1998 ...........         -      $  -       7,637      $   76    $120,253     $ (3,958)     $(1,533)



                                                    NOTE
                                                 RECEIVABLE      LOANS        TOTAL
                                                 FROM STOCK        TO      STOCKHOLDERS'
                                                    SALE        OFFICERS      EQUITY
                                              ------------------------------------------

BALANCE, February 12, 1997 ...........          $     -      $     -          $      -
Proceeds from Initial Public
Offering .............................                -            -            82,110
Payment of underwriters discount
and initial offering costs ...........                -            -            (9,055)
Issuance of shares in
exchange for note ....................           (3,298)           -                 -
Issuance of shares for acquistion ....                -            -               600
Issuance of restricted stock .........                -            -                 -
Proceeds from follow-on offering .....                -            -            88,406
Payment of underwriters
discount and costs ...................                -            -            (5,741)
Amortization of restricted stock
Compensation .........................                -            -               115
Adjustment for minority interest in
operating partnership ................                -            -           (33,882)
Dividends ............................                -            -            (4,195)
Net income ...........................                -            -             5,969
                                                --------     --------         --------
BALANCE, December 31, 1997 ...........          $(3,298)     $     -          $124,327

Issuance of restricted stock .........                -            -                 -
Issuance of shares for option
exercise and employee stock
purchase plans .......................                -            -               159
Amortization of restricted
stock compensation ...................                -            -               787
Loans to officers ....................                -       (1,893)           (1,893)
Adjustment for minority interest in
operating partnership ................                -            -            (8,001)
Dividends ............................                -            -           (16,338)
Net income ...........................                -            -            10,606
                                                --------     --------         --------
BALANCE, December 31, 1998 ...........          $(3,298)   $  (1,893)         $109,647



                 See accompanying notes to financial statements

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on April 6, 2000.

                                   GOLF TRUST OF AMERICA, INC.

                                   By:    /s/ W. Bradley Blair, II
                                          --------------------------------------
                                          W. Bradley Blair, II
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                TITLE                                  DATE
---------------------------------------- -------------------------------------- ---------------

/s/ W. Bradley Blair, II                 President, Chief Executive Officer
---------------------------------------- and Chairman of the Board of
W. Bradley Blair, II                     Directors                              April 6, 2000

/s/ Scott D. Peters
---------------------------------------- Senior Vice President, Chief
Scott D. Peters                          Financial Officer and Director         April 6, 2000

                   *
----------------------------------------
Roy C. Chapman                           Director                               April 6, 2000

                   *
----------------------------------------
Raymond V. Jones                         Director                               April 6, 2000

                   *
----------------------------------------
Fred W. Reams                            Director                               April 6, 2000

                   *
----------------------------------------
Edward L. Wax                            Director                               April 6, 2000

                   *
----------------------------------------
Larry D. Young                           Director                               April 6, 2000

* POWER OF ATTORNEY

By:  /s/ W. Bradley Blair, II
----------------------------------------
W. Bradley Blair, II