Form 10-Q
period 2000-03-31
GOLF TRUST OF AMERICA INC
filed 2000-05-15
CIK 1024126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

/_/ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

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

On May 12, 2000 there were 8,118,147 common shares outstanding of the registrant's only class of common stock. On May 12, 2000, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock which is the registrant's only class of outstanding preferred stock.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                                       INDEX

PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS                                                                                   Page
                     Condensed Consolidated Balance Sheets as of March 31, 2000 and  December 31, 1999 ...............   3
                     Condensed  Consolidated  Statements  of Income for the Three  Months Ended March 31, 2000 .......
                     and 1999 ........................................................................................   4
                     Condensed  Consolidated  Statements of  Stockholders'  Equity for the Year Ended December 31,
                     1999 and the Three Months Ended March 31, 2000 ..................................................   5
                     Condensed  Consolidated  Statements  of Cash Flows for the Three  Months Ended March 31, 2000
                     and 1999 ........................................................................................   6
                     Notes to Condensed Consolidated Financial Statements ............................................   7

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................  13

    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........................................  19

PART II.        OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS ....................................................................................  20
    ITEM 2.     CHANGES IN SECURITIES ................................................................................  20
    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES ......................................................................  20
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................................  20
    ITEM 5.     OTHER INFORMATION ....................................................................................  21
    ITEM 6.     EXHIBITS INDEX AND REPORT ON FORM 8-K ................................................................  21
                SIGNATURES ...........................................................................................  25

                           GOLF TRUST OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2000            1999
                                                                      ---------     ------------
                                                                     (UNAUDITED)
ASSETS
Property and equipment:
  Land ..........................................................     $  53,779      $  53,779
  Golf course improvements ......................................       206,763        204,635
  Buildings .....................................................        81,103         80,708
  Furniture, fixtures, and equipment ............................        31,383         31,581
                                                                      ---------      ---------

Total property and equipment ....................................       373,028        370,703
  Less accumulated depreciation .................................        47,661         43,001
                                                                      ---------      ---------

Property and equipment, net .....................................       325,367        327,702
                                                                      ---------      ---------

Mortgage notes receivable .......................................        73,316         73,160

Cash and cash equivalents .......................................         4,989          3,905
Receivable from affiliates (Note 8) .............................         7,401          6,952
Other assets (Notes 3 and 4) ....................................        23,268         22,193
                                                                      ---------      ---------

Total assets ....................................................     $ 434,341      $ 433,912
                                                                      =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Debt ............................................................     $ 225,003      $ 223,085
Accounts payable and other liabilities ..........................        10,045         10,796
                                                                      ---------      ---------

Total liabilities ...............................................       235,048        233,881
                                                                      ---------      ---------

Commitments (Note 3)
Minority interest ...............................................        71,846         69,747
                                                                      ---------      ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
   800,000 shares issued ........................................        20,000         20,000

   Common stock, $.01 par value, 90,000,000 shares authorized,
      8,118,147 and 7,736,450 shares issued and outstanding,
      respectively ..............................................            81             78
   Additional paid-in capital ...................................       130,014        125,218
   Dividends in excess of accumulated earnings ..................        (8,888)        (7,720)
   Unamortized restricted stock compensation ....................        (2,264)        (1,530)
   Note receivable from stock sale (Note 6) .....................        (8,975)        (3,298)
   Loans to officers  (Note 7) ..................................        (2,521)        (2,464)
                                                                      ---------      ---------

Stockholders' equity ............................................       127,447        130,284
                                                                      ---------      ---------

Total liabilities and stockholders' equity ......................     $ 434,341      $ 433,912
                                                                      =========      =========

      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)

                                                THREE MONTHS   THREE MONTHS
                                                   ENDED           ENDED
                                              MARCH 31, 2000  MARCH 31, 1999

REVENUES:
  Rent from affiliates (Note 6) .............     $  4,707         $  3,179
  Rent ......................................        7,422            7,851
  Mortgage interest .........................        2,309            2,293
                                                  --------         --------
Total revenues ..............................       14,438           13,323
                                                  --------         --------
EXPENSES:
  Depreciation and amortization .............        4,660            4,011
  General and administrative ................        1,666            1,511
                                                  --------         --------
Total expenses ..............................        6,326            5,522
                                                  --------         --------
Operating income ............................        8,112            7,801
                                                  --------         --------
OTHER INCOME (EXPENSE):
  Other income ..............................          194             --
  Interest income ...........................          603              133
  Interest expense ..........................       (4,354)          (3,678)
                                                  --------         --------
Total other income (expense) ................       (3,557)          (3,545)
                                                  --------         --------
Net income before minority interest .........        4,555            4,256
Income applicable to minority interest ......        1,688            1,544
                                                  --------         --------
Net income ..................................     $  2,867         $  2,712
                                                  --------         --------
Preferred Dividends .........................         (463)            --
                                                  --------         --------
Net Income Available to Common Shareholders .     $  2,404         $  2,712
                                                  ========         ========

Basic earnings per share ....................     $    .30         $    .35
                                                  ========         ========

Weighted average number of shares - basic ...        7,903            7,680
                                                  ========         ========

Diluted earnings per share ..................     $    .30         $    .35
                                                  ========         ========

Weighted average number of shares - diluted .        7,908            7,725
                                                  ========         ========

      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)


                                          PREFERRED STOCK          COMMON STOCK      ADDITIONAL
                                         -----------------       ----------------     PAID-IN      ACCUMULATED
                                         SHARES     AMOUNT       SHARES    AMOUNT     CAPITAL       EARNINGS
                                    -------------------------------------------------------------------------
BALANCE at January 1, 1999 ........        --          --         7,637   $      76   $ 120,253    $  (3,958)

Issuance of preferred stock .......         800   $  20,000        --          --          --           --
Cost of preferred stock issuance ..        --          --          --          --          (878)        --
Issuance and cancellation of
   restricted stock ...............        --          --            32           1         555         --
Amortization and cancellation of
   restricted stock ...............        --          --          --          --          --           --
Value of unvested options for non-
   employees ......................        --          --          --          --            72         --
Adjustments  for minority  interest
   in operating partnership .......        --          --          --          --         3,503         --
Conversion of OP Units into common
   stock ..........................        --          --            63           1       1,671         --
Loans to officers .................        --          --          --          --          --           --
Issuance of shares of employee
   stock purchase plan ............        --          --             4        --            42         --
Dividends .........................        --          --          --          --          --        (14,993)
Net income ........................        --          --          --          --          --         11,231
                                    -------------------------------------------------------------------------
BALANCE at December 31, 1999 ......         800   $  20,000       7,736   $      78   $ 125,218    $  (7,720)
                                    -------------------------------------------------------------------------

(UNAUDITED)
Conversion/Redemption of OP Units .        --          --           335           3       5,839         --
Stock Repurchase Program ..........        --          --           (10)       --          (167)        --
Redeposit of shares of employee
   stock purchase plan ............        --          --             2        --            (2)        --
Adjustments for Minority Interest
   in operating partnership .......        --          --          --          --        (1,823)        --
New Restricted Stock Grant ........        --          --            55        --           949         --
Amortization of Restricted Stock ..        --          --          --          --          --           --
Loans to Officers .................        --          --          --          --          --           --
Dividends .........................        --          --          --          --          --         (4,035)
Net income ........................        --          --          --          --          --          2,867
                                    -------------------------------------------------------------------------
BALANCE at March 31, 2000 .........         800   $  20,000       8,118   $      81   $ 130,014    $  (8,888)


                                                       NOTE
                                                    RECEIVABLE                TOTAL
                                        UNEARNED    FROM STOCK  LOANS TO   STOCKHOLDERS'
                                      COMPENSATION     SALE     OFFICERS      EQUITY
                                      ------------------------------------------------
BALANCE at January 1, 1999 ........   $  (1,533)   $  (3,298)   $  (1,893)   $ 109,647

Issuance of preferred stock .......        --           --           --      $  20,000
Cost of preferred stock issuance ..        --           --           --           (878)
Issuance and cancellation of
   restricted stock ...............      (1,001)        --           --           (445)
Amortization and cancellation of
   restricted stock ...............       1,004         --           --          1,004
Value of unvested options for non-
   employees ......................        --           --           --             72
Adjustments  for minority  interest
   in operating partnership .......        --           --           --          3,503
Conversion of OP Units into common
   stock ..........................        --           --           --          1,672
Loans to officers .................        --           --           (571)        (571)
Issuance of shares of employee
   stock purchase plan ............        --           --           --             42
Dividends .........................        --           --           --        (14,993)
Net income ........................        --           --           --         11,231
                                      ------------------------------------------------
BALANCE at December 31, 1999 ......   $  (1,530)   $  (3,298)   $  (2,464)   $ 130,284
                                      ------------------------------------------------

(UNAUDITED)
Conversion/Redemption of OP Units .        --         (5,677)        --            165
Stock Repurchase Program ..........        --           --           --           (167)
ESPP ..............................        --           --           --             (2)
Adjustments for Minority Interest
   in operating partnership .......        --           --           --         (1,823)
New Restricted Stock Grant ........        (949)        --           --           --
Amortization of Restricted Stock ..         215         --           --            215
Loans to Officers .................        --           --            (57)         (57)

Dividends .........................        --           --           --         (4,035)

Net income ........................        --           --           --          2,867
                                      ------------------------------------------------
BALANCE at March 31, 2000 .........   $  (2,264)   $  (8,975)   $  (2,521)   $ 127,447


      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                             MARCH 31, 2000   MARCH 31, 1999
                                                             -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................         $  2,867          $  2,712
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization ....................            4,660             4,011
    Loan cost amortization ...........................              261               170
    Straight-line interest and rent ..................             (174)             (319)
    Amortization of restricted stock compensation ....              215               120
    Redeposit of ESPP shares .........................               (2)             --
    Income applicable to minority interest ...........            1,688             1,544
    Income applicable to redemption of collateral ....             (184)             --
    Increase in receivable from affiliates ...........             (449)              (30)
    Increase in other assets .........................           (1,365)              844
    Increase in accounts payable and other liabilities             (751)            3,767
                                                               --------          --------

Net cash provided by operating activities ............            6,766            12,819
                                                               --------          --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Golf course acquisitions and improvements ..........           (1,160)           (5,201)
  Decrease (increase) in mortgage notes receivable ...                3                (5)
                                                               --------          --------
Net cash used in investing activities ................           (1,157)           (5,206)
                                                               --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit ...................            2,000            12,000
  Payments on notes and line of credit ...............              (82)           (5,093)
  Loan fees ..........................................             (187)             (300)
  Loans to officers ..................................              (57)             (411)
  Redemption of OP Units .............................             --                (382)
  Distributions to partners ..........................           (2,164)           (2,340)
  Dividends paid .....................................           (4,035)           (3,399)
                                                               --------          --------
Net cash provided by (used in) financing activities ..           (4,525)               75
                                                               --------          --------

Net increase in cash .................................            1,084             7,688

Cash and cash equivalents, beginning of period .......            3,905             1,891

Cash and cash equivalents, end of period .............         $  4,989          $  9,579
                                                               ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period .....................         $  4,354          $  3,678

      See accompanying notes to condensed consolidated financial statements

                          GOLF TRUST OF AMERICA, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     The accompanying consolidated financial statements include the accounts of Golf Trust of America, Inc., its wholly owned subsidiary corporations and their majority-owned and controlled partnership ("GTA") and its limited liability companies. The outside equity interests in the consolidated partnership and not owned and controlled by GTA are reflected as the minority interest in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     Because of the tax rules applicable to REIT's, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however, we are allowed to operate a Golf Course for the 90-day period following a foreclosure or eviction of the tenant. After this period the gross revenue from Golf Course operations for this Golf Course is disqualified income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive. Thus, when we acquire a Golf Course, we lease it back to an affiliate of the seller or to another qualified operator. Often times, we lease the Golf Course back to the seller's affiliate in instances where we believe that the seller's familiarity with local conditions and continuity of management facilitates the Golf Course's growth and profitability (which we participate in under certain conditions as described below). However, we also have developed strong relationships with multi-course operators who lease a number of our Golf Courses. We would take over direct operations of a Golf Course if we are forced to foreclose on a Golf Course due to a tenant's default under their Participating Lease as occurred with Tierra Del Sol Golf Club. In the event of a foreclosure, we explore opportunities to (i) re-let the Golf Course, (ii) enter in to a management agreement with a more experienced golf operator than the original tenant, or (iii) potentially sell the Golf Course. As of the date of this filing, we have not yet elected to execute any of these options for Tierra Del Sol Golf Club. The 90-grace period allowed by the Internal Revenue Service during which the gross revenues from Golf Course operations are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, gross revenues from the operation of Tierra Del Sol Golf Club subsequent to this date will be disqualified for REIT tax purposes.

INTERIM STATEMENTS

     The accompanying condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in GTA's annual report of Form 10-K/A for the year ended December 31, 1999.

     MINORITY INTEREST

     The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid-in capital to minority interest for the limited partners' percentage interest in the net assets of Golf Trust of America, L.P. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of Golf Trust of America, L.P. The reallocation for the three month period ended March 31, 2000 and the year ended December 31, 1999 was approximately $1.8 million and $3.6 million, respectively.

     EARNINGS PER SHARE

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental common shares, using the treasury stock method for stock options. The incremental common shares for the three months ended March 31, 2000 and 1999 were 4,000 and 44,000 respectively. Since the conversion of the preferred shares would be anti-dilutive, these amounts are not included in the calculations of diluted shares.

2.   LEASES

     All of our golf course leases are participating leases that require the lessees to make payments of a fixed amount of base rent and a variable amount of additional rent based on growth in revenue at the golf course. Participating rent will generally be paid each year in the amount, if any, by which the sum of 33 1/3% of gross golf revenue exceeds the cumulative base rent escalation since the commencement date of such leases. The base rent generally increases annually by the lesser of 3% to 5%, or a multiple of the change in the Consumer Price Index ("CPI"). Annual increases in lease payments are generally limited to between 5% and 7% during the first five years of the lease term. There was no participating rent (or participating mortgage interest under the mortgage note receivable) for the three month periods ended March 31, 2000 and 1999, respectively.

3.   COMMITMENTS

     LESSEES

     Typically, we lease our golf courses to affiliates of the prior owners and other initial operators believed to be qualified under non-cancelable participating leases for an initial term of ten years, with options to extend the initial term of each participating lease up to a maximum of forty years. From the lease payments, we are generally required to make available a reserve of between 2% and 5% of the annual gross golf revenue of each course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long-term categories and, therefore, the balance (at March 31, 2000 and 1999 of $2,400,000 and $1,500,000, respectively) may not be currently available to the lessees.

     Under certain circumstances, the underlying base rent for a course will be increased when we agree to pay for significant capital improvements or to expand existing facilities. In addition, in limited circumstances, we may agree to provide working capital loans to existing lessees. Currently, we have funded $15,024,000 of our total commitments to date of $24,202,000. We anticipate that we will fund the balance of $9,178,000 over the next two years.

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

4.   OTHER ASSETS

      The balance of Other Assets includes Rent Receivable totaling approximately $1,848,000 attributed to the three default courses (Osage, Mystic Creek, and Brentwood) that are currently in default proceedings. The value of the collateral held against these Participating Leases significantly exceeds the total amounts due at this time. This balance also includes Rent Receivable totaling approximately $143,000 attributed to the two default courses (Wekiva and Palm Desert) that are currently in the cure period of the default process. The collateral held against these Participating Leases significantly exceeds the amounts due at this time.

5.   DEBT

     Debt consists of the following:
     -------------------------------------------------------------------------- ------------------ -----------------
                                                                                      MARCH 31,       DECEMBER 31,
     (IN THOUSANDS)                                                                     2000              1999
     -------------------------------------------------------------------------- ------------------ -----------------
     REVOLVING CREDIT FACILITY
     $200.0 million  unsecured  revolver with a weighted average interest rate
     of 7.7% maturing April 2002                                                         $200,000          $200,000
     -------------------------------------------------------------------------- ------------------ -----------------
     LINE OF CREDIT
     $25.0 million  unsecured line of credit with a weighted  average interest
     rate of 7.6% maturing October 1, 2000                                                  2,700               700
     -------------------------------------------------------------------------- ------------------ -----------------
     NOTE PAYABLE
     Secured financing, net book value of the property of $20 million with an
     interest rate of 8.75% to 10% maturing thru November 2016                             12,303            12,385
     -------------------------------------------------------------------------- ------------------ -----------------
     NOTE PAYABLE
     Secured  financing, net book value of the property is $10.0 million with
     interest rate of prime (8.5% at March 31, 2000) maturing thru 2002                    10,000            10,000
     -------------------------------------------------------------------------- ------------------ -----------------
     TOTAL                                                                               $225,003          $223,085
     -------------------------------------------------------------------------- ------------------ -----------------

6.   NOTE RECEIVABLE FOR STOCK SALE

Concurrent with the conversion to common stock of 274,039 OP units belonging to Golf Host Resorts, Inc., the related note receivable was reclassified from Minority Interest to Note Receivable from Stock Sale.

7.   STOCK OPTIONS AND AWARDS

     EMPLOYEE STOCK PURCHASE PLAN

     On March 1, 1998, GTA adopted an Employee Stock Purchase Plan ("the Plan") to provide most employees with an opportunity to purchase common shares in GTA through payroll deductions of up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase common shares at the lesser of 85% of the fair market value of common shares at the beginning or ending of such six-month period. The Plan expires on February 28, 2008. A total of 250,000 common shares are available for purchase under the Plan. In January 2000, 1,592 common shares were issued for the plan period July 1999-December 1999 and in July 1999, 2,152 common shares were issued for plan period January 1999 - June 1999. No compensation expense was recognized related to the Plan for the three months ended March 31, 2000 and 1999.

     RESTRICTED STOCK

     For the three months ended March 31, 2000 and 1999, GTA granted 55,000 and 44,000 common shares, respectively, of restricted stock to employees under GTA's 1998 and 1997 Stock-Based Incentive Plans. The market value of the restricted stock grants in 2000 and 1999 totaled $949,000 and $1,001,000, respectively. Unearned compensation is being amortized to an expense item over the vesting period, which ranges from three to five years. Such expense amounted to approximately $215,000 and $120,000 for the three months ended March 31, 2000 and 1999, respectively.

     LOANS TO OFFICERS

     In 1997, the Board of Directors of GTA approved a Company Policy, which has subsequently been amended and restated with respect to loans to executive officers and certain key employees relating to purchases of GTA common shares (the "Loan Program"). Pursuant to the Loan Program, GTA may lend amounts to certain GTA executive officers for one or more of the following purposes: (1) to finance the purchase of common shares by certain executive officers on the open market at the then-current market prices; and (2) to finance an executive officer's payment of the exercise price of options to purchase common shares granted to such employee under GTA's option plans. In addition, GTA may lend amounts to finance the annual tax liability of certain executive officers related to the vesting of shares of common shares which constitute a portion of a restricted stock award granted to such employees under GTA's option plans. The maximum aggregate amount GTA may loan to an executive officer is determined on a case-by-case basis by the Compensation Committee. Common shares, which are the subject of a loan, serve as collateral for the repayment of the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as defined by the Internal Revenue Service, in effect on the execution date of the loan. Interest is paid on an annual basis and varies from 4.5% -6.3% per annum. Each note becomes due and payable at the earlier of (i) within three years of the applicable employee termination (ii) five years after the making of the loan; and, specific to the notes granted to purchase shares on the open market (iii) at the time of sale of such stock at a price greater then $25 per share. Theses Notes are recourse to the Borrower. As of March 31, 2000, GTA had outstanding loans in the amount of approximately $2,521,000.

8.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

     Legends Golf is a significant lessee of the golf courses in GTA's portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of thirteen golf courses owned by GTA under triple net leases. Legends Golf derives revenues from the operation of golf courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

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

     The following table sets forth certain combined condensed financial information for Legends Golf.

                                                                                 March 31,       December 31,
     (IN THOUSANDS)                                                                 2000             1999
     ------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)
     Current assets                                                               $  5,972         $  4,912
     Non-current assets                                                             33,058           29,884
                                                                                  --------         --------
     Total assets                                                                 $ 39,030         $ 34,796
                                                                                  ========         ========

     Payable to Golf Trust of America, L.P.                                       $  7,401         $  6,952
     Other current liabilities                                                      39,416           33,244
      Long-term liabilities                                                          1,844            1,960
      Owners' equity (capital deficit)                                              (9,631)          (7,360)
                                                                                  --------         --------

     Total liabilities and owners' equity (capital deficit)                       $ 39,030         $ 34,796
                                                                                  ========         ========

     Included in the balance of "Payable to Golf Trust of America, L.P." are working capital advances totaling approximately $5,773 which bear interest at 10 percent. Advances of $1,031 are due in August 2000 with the balance due at the end of the lease term.

                                                       For the three months ended
                                                                March 31,
     (IN THOUSANDS)                                      2000              1999
     ----------------------------------------------------------------------------------
                                                      (UNAUDITED)       (UNAUDITED)
     Total Revenues                                    $  8,846           $  5,751
     Operating Loss                                    $ (1,046)          $   (559)
     Net Income                                        $     22           $    582

     Total revenues from Golf Course operations for Legends Golf increased by $3.1 million, or 53.8 percent, to $8.8 million for the three months ended March 31, 2000. The increase was primarily attributed to additional revenue of $3.2 million from the additional six courses under lease net of decreases in revenues in Myrtle Beach and Virginia of $0.5 million. Total rounds played decreased in Myrtle Beach and Virginia by approximately 8.8 percent from the same period in 1999 primarily as a result of an unusually harsh winter. The effect of the decrease in rounds played was partially offset by higher greens fees.

     Operating loss increased from $0.6 million to $1.0 million for the three months ended March 31, 1999 and 2000, respectively. The increase is primarily due to the operating loss of the additional leases of $0.6 million partially offset by a reduction in the operating loss in Myrtle Beach and Virginia of $0.2 million primarily as a result of a reduction in the allocation of administrative overhead. Legends Golf had net income of approximately $0.6 million for the three months ended March 31, 1999 compared to breakeven for the three months ended March 31, 2000 primarily as a result of the increase in the operating loss in 2000.


9.   SUBSEQUENT EVENTS

     PAYMENT OF DIVIDENDS

     On March 15, 2000, the Board of Directors declared a quarterly dividend distribution of $0.44 per common share for the quarter ended March 31, 2000, to stockholders of record on March 31, 2000, which was paid on April 15, 2000. Also, on April 15, 2000, the Series A Preferred Stockholder was paid a dividend of $.58 per share also declared on March 15, 2000.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND FORMATION

      Golf Trust of America, Inc. ("GTA") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which GTA, as of May 12, 2000, owns 64.4 percent interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of GTA, along with his affiliates, owns 27.0 percent of the Operating Partnership and is a significant lessee. Operators of the golf courses, their affiliates and an officer of GTA hold the remaining interest in the Operating Partnership. In this report the terms "we" and the "Company" mean GTA together with the Operating Partnership and their consolidated subsidiaries, considered as a whole.

      Concurrent with the initial public offering of our common stock, in February 1997, we acquired ten initial golf courses in exchange for the issuance of 4.1 million OP units, the repayment of $47.5 million of notes payable and affiliate debt, and $6.2 million cash. The seven golf courses acquired from Legends Golf have been accounted for at a carryover basis as Legends Golf is considered the accounting acquirer under APB Opinion No. 16. The value of the OP units issued and debt assumed was approximately $73.7 million greater than the carryover basis of Legends Golf.

      Our company was formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. Our principal business strategy is to own upscale golf courses and lease these golf courses to qualified third-party operators which may include the sellers of the courses. In addition to the ability to acquire golf courses for cash and/or the assumption of indebtedness, we have the ability to issue units of limited partnership interest ("OP Units") in the Operating Partnership. OP Unit holders are partners who have the right (their "Redemption Right"), subject to certain terms and conditions to redeem their OP Units for either shares of Common Stock, or cash at our discretion. When we acquire a golf course in exchange for OP Units, in most instances the seller of the course does not recognize taxable income until it exercises the Redemption Right. OP Units can thus provide an attractive tax-deferred sale structure for golf course sellers. We believe we are highly regarded and recognized as having a significant presence in the ownership of upscale golf course assets due to (i) our utilization of a multiple independent lessee structure (ii) management's substantial industry knowledge, experience, and relationships within the golf community, (iii) our strategic alliances with prominent golf course operators and (iv) our ability to issue OP Units to golf course owners on a tax-deferred basis.

      Our primary sources of revenue are lease payments under the participating leases and mortgage payments under the participating mortgage. We generally participate in the increase in gross golf revenues over the base year. Base rent will generally increase each year between 3% and 5%. Annual increases in lease payments are generally limited to a maximum of 5% to 7% for the first five years of the lease term.

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

APPOINTMENT OF FINANCIAL ADVISOR

      On February 9, 2000 we engaged Banc of America Securities LLC to act as our financial advisor to undertake a review of a broad range of strategic alternatives available to us in light of the current and prospective market conditions facing GTA and the REIT industry. Executive management and/or the Board is meeting regularly with our financial advisor in furtherance of consideration of alternatives to enhance shareholder value. These alternatives include a merger, sale, recapitalization, privatization or restructuring, including de-REITing (revoking election of REIT-tax status), among others. The professional fee structure in our agreement with Banc of America Securities

LLC should not have a material impact on General & Administrative expenses for 2000.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

      For the three months ended March 31, 2000 and 1999, we received $14,438,000 and $13,323,000 in revenue from the participating leases and the mortgage note receivable. The increase in revenues of $1,115,000 is due to
(1) minimum rent increases of approximately $348,000 which represents a 3% average increase, (2) a full quarter of rent from the two golf courses acquired subsequent to March 31, 1999 resulting in $476,000 in additional rental revenue, (3) increase in capital expenditure reserve of $61,000 (4) miscellaneous revenue of $96,000 from straight-line rents and other charges billed to lessees, and (5) $16,000 of additional income from the mortgage note receivable composed of $104,000 of additional interest reflecting increased principal outstanding and minimum increases under the mortgage note offset by a decrease of $88,000 in the amount of straight-line interest income recognized on the mortgage. The increases in rent revenues for the period ended March 31, 2000 were offset by $58,000 in lost rental revenue from Tierra del Sol Golf Club which was foreclosed upon effective Feburary 7, 2000. Since this date, we have operated Tierra del Sol Golf Club and recognized its net income from Golf Course operations of $10,000 for the period February 8, 2000 - March 31, 2000 as other income on our financial statements. In addition, excess collateral for this Golf Course valued at $184,000 was recognized as other income on our financial statements on the date of the foreclosure.

      Expenses totaling $10,680,000 and $9,200,000 for the three months ended March 31, 2000 and 1999 respectively reflect depreciation and amortization, general and administrative expenses, and interest expense. The increase of $1,480,000 reflects depreciation of $209,000 for the acquisitions subsequent to March 31, 1999 plus additional depreciation on prior acquisitions and related improvements of $440,000, a net increase in general and administrative costs of $155,000 and an increase in interest expense of $676,000. The net increase in general and administrative expenses is attributed to an increase in professional fees of $448,000, an increase in amortization of loan fees of $98,000 offset by savings of approximately $215,000 as a result of the reorganization of the Acquisition Department that occurred in the fourth quarter of 1999 plus reduced spending in other expense categories. Expenses for professional fees include legal, strategic analysis, tax, audit, and shareholder services among others. Interest expense was $4,354,000 for the three months ended March 31, 2000 compared to $3,678,000 for the three months ended March 31, 1999 primarily due to the increase of approximately $7,500,000 in the average balance of outstanding debt for the first quarter of 2000 versus the first quarter of 1999 coupled with higher interest rates.

     Other Income and Interest Income totaled approximately $797,000 and $133,000 for the three months ended March 31, 2000 and 1999, respectively. Included in the $797,000 is $184,000 of Other Income from the redemption of collateral from Tierra del Sol Golf Club that was acquired through foreclosure proceedings. In addition, $10,000 of Net Income from Golf Course operations for Tierra del Sol was recognized for the period subsequent to the foreclosure, February 7, 2000 -March 31, 2000, during which time we managed this course. Interest income for the first quarter of 2000 and 1999 was approximately $603,000 and $133,000, respectively.

     For the three months ended March 31, 2000 and 1999 net income was $2,867,000 and $2,712,000, respectively. The increase in net income is primarily the result of increased rental revenue.

LESSEE RESULTS OF OPERATIONS

      TIERRA DEL SOL GOLF CLUB: We have been operating this Golf Course since February 7, 2000 when the tenant was evicted and we took possession. As of the date of this filing, we have not yet elected to execute any of the options explored in our business plan which include (i) re-letting the Golf Course, (ii) entering into a management agreement with a more experienced golf operator than the original tenant, or (iii) potentially selling the Golf Course. OP Units initially pledged as collateral for the lease by the former tenant of the Golf Course have been redeemed and were applied to past due rent obligations and other accrued charges. The remaining collateral balance of $184,000 (equivalent to approximately five months of Base Rent) was recognized as Other Income in the first quarter of 2000. The 90-grace period allowed by the Internal Revenue Service during which the gross revenues from Golf Course operations are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, gross revenues from Golf Course operations subsequent to this date will be disqualified for REIT tax purposes.

      OSAGE NATIONAL GOLF CLUB: Discussions with the prior owner of the Golf Course and the tenant to terminate the tenant's Participating Lease and the tenant's possessory rights at the Golf course are ongoing, but in the meantime, we have filed Notices to Quit in compliance with Missouri law, and expect to file an eviction action against the tenant on May 16, 2000. Under our current assumptions, the value of the tenant's collateral securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $616,000 through May 5, 2000). No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K/A on April 6, 2000.

      MYSTIC CREEK GOLF COURSE: It is our intention to continue the eviction action that was stayed on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible to determine the date for the tenant to assume the lease (by bringing rent current) or reject the lease (which would mean a return of the Golf Course to
us). The tenant continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. Under our current assumptions, the value of the tenant's collateral securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $833,000 through May 1, 2000). No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K/A on April 6, 2000.

      BRENTWOOD GOLF & COUNTRY CLUB: The tenant refused to make the first escrow payment required by the Order that was entered on March 28, 2000. We filed a motion to compel enforcement of the escrow order and on May 3, 2000, the court ordered the tenant to pay February, March and April rent in to escrow. Subject to the foregoing limitations, the tenant continues to operate the Golf Course pending resolution of the pending actions. Under our current assumptions, the value of the tenant's collateral securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $588,000 through April 25, 2000). No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K/A on April 6, 2000.

      WEKIVA GOLF CLUB: This Golf Course is an 18-hole, high-end daily fee Golf Course located in Florida, which we purchased in September 1998 for $6,500,000. On April 20, 2000, we declared an event of default under this Participating Lease as a result of the tenant's failure to timely pay rent. We are in the process of pursuing our legal rights against the tenant and the collateral securing the Participating Lease. The tenant continues to operate this Golf Course pending a resolution to the default condition. Under our current assumptions, the value of the tenant's collateral securing the obligations of the defaulting tenant under this Participating Lease is adequate to cover accrued rent (approximately $172,000 through May 3, 2000).

      PALM DESERT COUNTRY CLUB: This Golf Course is a 27-hole, high-end daily fee Golf Course in Palm Desert, California, which we purchased in December 1998 for $5,800,000. On April 20, 2000, we declared an event of default under the Participating Lease as a result of the tenant's failure to timely pay rent. We are in the process of pursuing our legal rights against the tenant and the collateral securing the Participating Lease. The tenant continues to operate this Golf Course pending a resolution to the default condition. Under our current assumptions, the value of tenant's collateral securing the obligations of the defaulting tenant under the Participating Lease is adequate to cover accrued rent (approximately $177,000 through May 3, 2000).

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash flow from operating activities for the three months ended March 31, 2000 and 1999 was $6,766,000 and $12,819,000, respectively. This reflects net income, plus non-cash charges to income for depreciation, loan cost amortization, restricted stock compensation amortization, straight line rents and interest, and working capital changes. For the three months ended March 31, 2000, $184,000 in non-cash other income is reflected in operating activities which resulted from the foreclosure of OP units in excess of the outstanding debt (approximately 10,555 OP units) of Tierra del Sol Golf Club.

     Our investing activities reflect golf course improvements and capital replacement reserve costs of $1,160,000 for the first three months of 2000 compared to $5,206,000 for the first three months of 1999. The 2000 improvements consisted primarily of $617,000 invested in Cypress Creek Golf Club, $138,000 invested at Sandpiper plus $405,000 miscellaneous improvements, replacements and capitalized costs among the other properties. The 1999 investments included the $3.3 million completion of an additional nine holes at Northgate Country Club.

      During the first three months of 2000, our financing activities netted to $4,525,000. We borrowed $2,000,000 under the unsecured Line of Credit, paid loan fees of $187,000 related to the six-month extension of the unsecured line of credit, made new officer loans of $57,000, paid principle payments on the note payable of $82,000 and paid dividends and partner distributions of $6,199,000. This compares to net financing activities of $75,000 for the first three months of 1999. During this period, we borrowed $12,000,000 under the Credit Facility, repaid notes of $5,093,000, paid loan costs associated with the amendment and restatement of the Credit Facility of $300,000, made new officer loans of $411,000, redeemed OP units for $382,000 and paid dividends and partner distributions of $5,739,000 for the three months ended March 31, 1999.


FINANCING AND CAPITAL RESOURCES

     As of April 6, 1999, GTA amended and restated its unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. GTA pays interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At March 31, 2000, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 7.7% per annum.

         The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction-in-progress, loan to officers and changes in the Board of Directors, among others. At the present time, these covenants have been met.

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

     GTA may invest in additional golf courses as suitable opportunities arise, but we will not undertake investments unless adequate sources of financing are available. We anticipate that future acquisitions would be funded with debt financing provided by the Credit Facility, the issuance of OP Units or with proceeds of additional equity offerings. In the future, we may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by GTA may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent.

     We have on file with the Securities and Exchange Commission a universal shelf registration statement relating to the issuance of debt securities, common stock or preferred stock as well as re-sales of securities issued upon redemption of certain OP Units by their holders, with a remaining availability of approximately $280.0 million. The exact amount of debt, common stock, or preferred stock issued will depend on acquisitions, asset sales, GTA's unsecured debt and preferred stock ratings, and the general interest rate environment.

     We generally intend to maintain a capital structure with consolidated indebtedness representing no more than 50% of our total capitalization, although we have no express limitation in our charter documents on our ability to incur indebtedness.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

     We consider Funds From Operations ("FFO") as an appropriate measure of performance of an equity REIT. In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. The depreciation that is added back in this calculation is net of the depreciation expense for corporate assets. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of FFO is voluntary. Accordingly, our calculation of funds from operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

     Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and straight line rent and interest payments. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

     FFO and CAD for the three months ended March 31, 2000 and 1999 presented on a historical basis are summarized in the following table:

                                                                   THREE MONTHS         THREE MONTHS
                                                                       ENDED                ENDED
                                                                  MARCH 31, 2000       MARCH 31, 1999
                                                                --------------------------------------
                                                                    (UNAUDITED)          (UNAUDITED)
Income before minority interest .............................         $ 4,555          $ 4,256
Depreciation and amortization for real estate assets ........           4,626            4,011
                                                                --------------------------------------

Funds from Operations .......................................           9,181            8,267
Preferred dividends .........................................            (463)            --
Preferred distributions .....................................             (36)            --
                                                                --------------------------------------
Funds from operations available to common stockholders
and OP Unit Holders .........................................           8,682            8,267


Adjustments:
  Non-cash mortgage interest and rent .......................            (174)            (319)
  Capital expenditure reserve ...............................            (688)            (593)
                                                                --------------------------------------

Cash Available for Distribution to Common Stockholders and OP
Unit Holders ................................................         $ 7,820          $ 7,355
                                                                --------------------------------------

     Non-cash mortgage and rent interest revenue represents the difference between revenue on the participating mortgage that we report in accordance with GAAP and the actual cash payment that we receive. The participating leases generally require the Operating Partnership to reserve annually between 2.0% and 5.0% of the gross golf revenues of the golf courses to fund a capital replacement reserve. The lessees will fund any capital expenditures in excess of such amounts.

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. Prior to the expiration of our interest rate swap agreement on March 27, 2000, our interest rate exposure was primarily limited to our $135.9 million of debt outstanding as of that date that was priced at floating interest rates. As of the date of this filing, we have not entered in to a new interest rate swap agreement; therefore, the total outstanding debt subject to interest rate exposure is $212.7 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $532,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. Reference is made to Item 2 and Note 4 of Item 1 for additional debt information.

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

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


LITIGATION ARISING THROUGH EVENTS OF DEFAULT

      TIERRA DEL SOL GOLF CLUB: We took possession of this property and took over Golf Course operations on February 7, 2000, pursuant to an order issued by the District Court. The 90-day grace period allowed by the Internal Revenue Service during which the gross Golf Course revenues are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, gross Golf Course revenues subsequent to this date will be disqualified for REIT tax purposes.

      OSAGE NATIONAL GOLF CLUB: Discussions with the prior owner of the Golf Course and the tenant to terminate the tenant's Participating Lease and the tenant's possessory rights at the Golf course are ongoing, but in the meantime, we have filed Notices to Quit in compliance with Missouri law, and expect to file an eviction action against the tenant on May 16, 2000. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K/A on April 6, 2000.

      MYSTIC CREEK GOLF COURSE: It is our intention to continue the eviction action that was stayed on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible to determine the date for the tenant to assume the lease (by bringing rent current) or reject the lease (which would mean a return of the Golf Course to us). No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K/A on April 6, 2000.

      BRENTWOOD GOLF & COUNTRY CLUB: The tenant refused to make the first escrow payment required by the Order that was entered on March 28, 2000. We filed a motion to compel enforcement of the escrow order and on May 3, 2000, the court ordered the tenant to pay February, March and April rent in to escrow. Subject to the foregoing limitations, the tenant continues to operate the Golf Course pending resolution of the pending actions. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K/A on April 6, 2000.



     ITEM 2.   CHANGES IN SECURITIES

               Not Applicable.

     ITEM 3    DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

     ITEM 5.   OTHER INFORMATION

               Not Applicable.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

          The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2000 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

No.               Description
--                -----------
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

10.1.3 Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through March 22, 2000 (previously filed as Exhibit 10.1.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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

10.1.6 Designation of Series B Preferred OP Units of the Operating Partnership, dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as
                  Exhibit 10.1.6 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.1.7 Designation of Series C Preferred OP Units of the Operating Partnership, dated July 28, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as
                  Exhibit 10.1.7 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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

10.2.3 Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N.A., as Documentation Agent (previously filed as Exhibit 10.2.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.3 Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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

10.15 First Amended and Restated Employment Agreement between the Company and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16 Second Amended and Restated Employment Agreement between the Company and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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

21.1 List of Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed March 30, 2000 and incorporated herein by reference).

27.1*             Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     GOLF TRUST OF AMERICA, INC., registrant


                                       By: /s/ W. Bradley Blair, II
                                           ----------------------------
                                           W. Bradley Blair, II
                                           President and Chief Executive Officer






/s/ W. Bradley Blair, II                                      May 15, 2000
-----------------------------                                 -----------------
W. Bradley Blair, II                                          Date
President, Chief Executive Officer and
Chairman of the Board of Directors



/s/ Scott D. Peters                                           May 15, 2000
-----------------------------                                 -----------------
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

3.1.3 Articles of Amendment of the Company, as filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit 3.2B to the Company's Quarterly Report on Form 10-Q, filed August 14, 1998 and incorporated herein by reference).

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

10.1.3 Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through March 22, 2000 (previously filed as Exhibit 10.1.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.1.6 Designation of Class B Common OP Units of the Operating Partnership, dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

10.1.7 Designation of Series A Preferred OP Units of the Operating Partnership, dated April 2, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as
                  Exhibit 10.3 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.1.6 Designation of Series B Preferred OP Units of the Operating Partnership, dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as
                  Exhibit 10.1.6 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.1.7 Designation of Series C Preferred OP Units of the Operating Partnership, dated July 28, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as
                  Exhibit 10.1.7 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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

10.2.3 Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to the Company's Amended Annual Report on Form 10-K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3 Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N.A., as Documentation Agent (previously filed as Exhibit 10.2.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.3 Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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

10.15 First Amended and Restated Employment Agreement between the Company and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16 Second Amended and Restated Employment Agreement between the Company and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.19 Stock Purchase Agreement, dated April 2, 1999, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc., GTA LP, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.20 Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

21.1 List of Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed March 30, 2000 and incorporated herein by reference).

27.1*             Financial Data Schedule