Form 10-Q
period 2000-06-30
GOLF TRUST OF AMERICA INC
filed 2000-08-14
CIK 1024126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

On August 10, 2000 there were 8,143,618 common shares outstanding of the registrant's only class of common stock. On August 10, 2000, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock which is the registrant's only class of outstanding preferred stock.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


                                      INDEX

PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS                                                                                  PAGE
                     Condensed Consolidated Balance Sheets as of June 30, 2000 and  December 31, 1999.......             3
                     Condensed Consolidated Statements of Income for the Three Months Ended June 30,
                         2000 and 1999......................................................................             4
                     Condensed Consolidated Statements of Income for the Six Months Ended June 30,
                         2000 and  1999.....................................................................             5
                     Condensed Consolidated Statements of Stockholders' Equity for the Year Ended
                         December 31, 1999 and the Six Months Ended June 30, 2000...........................             6
                     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                         2000 and 1999 .....................................................................             7
                     Notes to Condensed Consolidated Financial Statements...................................             9

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......            16

    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................            22

PART II.        OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS...........................................................................            22
    ITEM 2.     CHANGES IN SECURITIES.......................................................................            24
    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.............................................................            24
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................            24
    ITEM 5.     OTHER INFORMATION...........................................................................            25
    ITEM 6.     EXHIBITS INDEX AND REPORT ON FORM 8-K.......................................................            25
                SIGNATURES..................................................................................            30

                                       GOLF TRUST OF AMERICA, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)

                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2000                  1999
                                                                               (UNAUDITED)
                                                                             --------------------------------------

ASSETS

Property and equipment:
  Land ....................................................................    $     53,779        $     53,779
  Golf course improvements ................................................         206,529             204,635
  Buildings ...............................................................          82,474              80,708
  Furniture, fixtures, and equipment ......................................          31,408              31,581
                                                                               ------------        ------------
Total property and equipment ..............................................         374,190             370,703
  Less accumulated depreciation ...........................................          52,283              43,001
                                                                               ------------        ------------
Property and equipment, net ...............................................         321,907             327,702
                                                                               ------------        ------------

Mortgage notes receivable .................................................          73,471              73,160

Cash and cash equivalents .................................................           6,237               3,905
Receivable from affiliates (Note 8) .......................................           7,891               6,952
Other assets (Notes 3 and 4) ..............................................          20,802              22,193
                                                                               ------------        ------------
Total assets ..............................................................    $    430,308        $    433,912
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Debt ......................................................................    $    224,921        $    223,085
Accounts payable and other liabilities ....................................           9,236              10,796
                                                                               ------------        ------------
Total liabilities .........................................................         234,157             233,881
                                                                               ------------        ------------

Commitments (Note 3)
Minority interest .........................................................          69,574              69,747
                                                                               ------------        ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
   800,000 shares issued ..................................................          20,000              20,000
   Common stock, $.01 par value, 90,000,000 shares authorized,
   8,143,618 and 7,736,450 shares issued and outstanding,
   respectively ...........................................................              82                  78
   Additional paid-in capital .............................................         130,231             125,218
   Dividends in excess of accumulated earnings ............................         (10,104)             (7,720)
   Unamortized restricted stock compensation ..............................          (2,026)             (1,530)
   Note receivable from stock sale (Note 6) ...............................          (8,975)             (3,298)
   Loans to officers  (Note 7) ............................................          (2,631)             (2,464)
                                                                               ------------        ------------
Stockholders' equity ......................................................         126,577             130,284
                                                                               ------------        ------------

Total liabilities and stockholders' equity ................................    $    430,308        $    433,912
                                                                               ============        ============


          See accompanying notes to condensed consolidated financial statements

                              GOLF TRUST OF AMERICA, INC.

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                      (UNAUDITED)

                                                             THREE MONTHS       THREE MONTHS
                                                                ENDED               ENDED
                                                            JUNE 30, 2000       JUNE 30, 1999
                                                         --------------------------------------

REVENUES:
  Rent from affiliates (Note 6) ..................         $      4,724        $      3,179
  Rent ...........................................                7,472               8,245
  Mortgage interest ..............................                2,309               2,296
                                                           ------------        ------------
Total revenues ...................................               14,505              13,720
                                                           ------------        ------------
EXPENSES:
  Depreciation ...................................                4,622               3,942
  General and administrative .....................                1,513               1,265
                                                           ------------        ------------
Total expenses ...................................                6,135               5,207
                                                           ------------        ------------
Operating income .................................                8,370               8,513
                                                           ------------        ------------
OTHER INCOME (EXPENSE):
  Other income ...................................                   15                --
  Interest income ................................                  559                 240
  Interest expense ...............................               (4,625)             (3,830)
                                                           ------------        ------------
Total other income (expense) .....................               (4,051)             (3,590)
                                                           ------------        ------------
Net income before minority interest ..............                4,319               4,923
Income applicable to minority interest ...........                1,534               2,006
                                                           ------------        ------------
Net income .......................................         $      2,785        $      2,917
                                                           ------------        ------------
Preferred Dividends ..............................                 (462)               (458)
                                                           ------------        ------------
Net Income Available to Common Shareholders ......         $      2,323        $      2,459
                                                           ============        ============

Earnings Per Share (EPS):

     Basic .......................................         $       0.29        $       0.32
                                                           ============        ============

     Diluted .....................................         $       0.29        $       0.32
                                                           ============        ============
Shares used in EPS calculation:

     Basic .......................................                8,121               7,728
                                                           ============        ============

     Diluted .....................................                8,121               7,764
                                                           ============        ============


          See accompanying notes to condensed consolidated financial statements

                                   GOLF TRUST OF AMERICA, INC.

                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                          (UNAUDITED)


                                                                            SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30, 2000       JUNE 30, 1999
                                                                            -------------------------------------
REVENUES:
  Rent from affiliates (Note 6) ...........................................    $     10,607        $      6,359
  Rent ....................................................................          13,718              16,095
  Mortgage interest .......................................................           4,618               4,591
                                                                               ------------        ------------
Total revenues ............................................................          28,943              27,045
                                                                               ------------        ------------
EXPENSES:
  Depreciation ............................................................           9,282               7,953
  General and administrative ..............................................           3,180               2,776
                                                                               ------------        ------------
Total expenses ............................................................          12,462              10,729
                                                                               ------------        ------------
Operating income ..........................................................          16,481              16,316
                                                                               ------------        ------------
OTHER INCOME (EXPENSE):
  Other income.............................................................             209                --
  Interest income .........................................................           1,163                 373
  Interest expense ........................................................          (8,979)             (7,508)
                                                                               ------------        ------------
Total other income (expense) ..............................................          (7,607)             (7,135)

Net income before minority interest .......................................           8,874               9,181
Income applicable to minority interest ....................................           3,222               3,550
                                                                               ------------        ------------
Net income ................................................................    $      5,652        $      5,631
                                                                               ------------        ------------
Preferred Dividends .......................................................            (925)               (458)
                                                                               ------------        ------------
Net Income Available to Common Shareholders ...............................    $      4,727        $      5,173
                                                                               ============        ============

Earnings Per Share (EPS):

     Basic ................................................................    $       0.59        $       0.67
                                                                               ============        ============
     Diluted ..............................................................    $       0.59        $       0.67
                                                                               ============        ============
Shares used in EPS calculation:

     Basic ................................................................           8,012               7,705
                                                                               ============        ============
     Diluted ..............................................................           8,013               7,745
                                                                               ============        ============




     See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                    NOTE
                                     PREFERRED STOCK     COMMON STOCK     ADDITIONAL                             RECEIVABLE
                                     ---------------    --------------     PAID-IN    ACCUMULATED    UNEARNED    FROM STOCK
                                     SHARES   AMOUNT    SHARES  AMOUNT     CAPITAL      EARNINGS   COMPENSATION     SALE
                                     -----------------------------------------------------------------------------------------
BALANCE at January 1, 1999.........    -        -       7,637     $76    $120,253      $(3,958)      $(1,533)      $(3,298)

Issuance of preferred stock........   800   $20,000      -         -         -             -             -            -
Cost of preferred stock issuance...    -        -        -         -       (878)           -             -            -
Issuance and cancellation of
   restricted stock ...............    -        -        32        1        555            -          (1,001)         -
Amortization and cancellation of
   restricted stock................    -        -        -         -         -             -           1,004          -
Value of unvested options for non-
   employees.......................    -        -        -         -         72            -             -            -
Adjustments for minority interest
   in operating partnership........    -        -        -         -       3,503           -             -            -
Conversion of OP units into common
   stock...........................    -        -        63        1       1,671           -             -            -
Loans to officers..................    -        -        -         -         -             -             -            -
Issuance of shares of employee
   stock purchase plan.............    -        -        4                   42            -             -            -
Dividends..........................    -        -        -         -         -         (14,993)          -            -
Net income.........................    -        -        -         -         -          11,231           -            -
                                     -----------------------------------------------------------------------------------------
BALANCE at December 31, 1999.......   800   $20,000   7,736       $78    $125,218      $(7,720)      $(1,530)     $(3,298)
                                     -----------------------------------------------------------------------------------------
(UNAUDITED)
Conversion/redemption of OP units..    -        -       361        4       8,423          45             -         (5,677)
Stock repurchase program...........    -        -       (10)               (167)           -                          -
Redeposit of shares of employee
   stock purchase plan (ESPP)......    -        -        2         -        (2)            -                          -
Adjustments for Minority Interest
   in operating partnership........    -        -        -         -      (4,132)          -             -            -
New restricted stock grant.........    -        -        55        -        949            -           (949)          -
Amortization of restricted stock...    -        -        -         -         -             -            453           -
Amortization of registration costs.    -        -        -         -        (28)           -             -            -
Cost of preferred stock............    -        -        -         -        (30)           -             -            -
Loans to officers..................    -        -        -         -         -             -             -            -
Dividends..........................    -        -        -         -         -          (8,081)          -            -
Net income.........................    -        -        -         -         -           5,652           -            -
                                     -----------------------------------------------------------------------------------------
BALANCE at June 30, 2000...........   800   $20,000   8,144      $82     $130,231      $(10,104)     $(2,026)     $(8,975)
                                     -----------------------------------------------------------------------------------------

                                                       TOTAL
                                        LOANS TO   STOCKHOLDERS'
                                        OFFICERS      EQUITY
                                     ---------------------------
BALANCE at January 1, 1999.........     $(1,893)     $109,647

Issuance of preferred stock........        -          $20,000
Cost of preferred stock issuance...        -           (878)
Issuance and cancellation of
   restricted stock ...............        -           (445)
Amortization of restricted stock...        -           1,004
Value of unvested options for non-
   employees.......................        -             72
Adjustments for minority interest
   in operating partnership........        -           3,503
Conversion of OP units into common
   Stock...........................        -           1,672
Loans to officers..................      (571)          (571)
Issuance of shares of employee
   stock purchase plan.............        -             42
Dividends..........................        -         (14,993)
Net income.........................        -          11,231
                                     ---------------------------
BALANCE at December 31, 1999.......    $(2,464)      $130,284
                                     ---------------------------
(UNAUDITED)
Conversion/redemption of OP units..        -            2,795
Stock repurchase program...........        -            (167)
Redeposit of shares of employee
   stock purchase plan (ESPP)......        -             (2)
Adjustments for Minority Interest
   in operating partnership........        -           (4,132)
New restricted stock grant.........        -              -
Amortization of restricted stock...                      453
Amortization of registration costs.        -             (28)
Cost of preferred stock............        -             (30)
Loans to officers..................      (167)          (167)
Dividends..........................        -           (8,081)
Net income.........................        -            5,652
                                     ---------------------------
BALANCE at June 30, 2000...........    $(2,631)       $126,577
                                     ---------------------------



      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                 SIX MONTHS       SIX MONTHS
                                                                                   ENDED             ENDED
                                                                               JUNE 30, 2000     JUNE 30, 1999
                                                                              ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................          $   5,652         $   5,631
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization ....................................              9,282             7,953
    Loan cost amortization ...........................................                623               421
    Straight-line interest and rent ..................................               (349)             (640)
    Amortization of restricted stock compensation ....................                428               279
    Redeposit of employee stock purchase plan (ESPP) shares ..........                 (2)                -
    Income applicable to minority interest ...........................              3,222             3,550
    Income applicable to redemption of collateral ....................               (308)                -
    Increase in receivable from affiliates ...........................               (939)              (30)
    Increase in other assets .........................................             (1,891)              221
    Decrease (increase) in accounts payable and other
    liabilities ......................................................             (1,570)           (2,561)
                                                                                ---------         ---------
Net cash provided by operating activities ............................             14,148            14,824
                                                                                ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:

  Golf course acquisitions and improvements ..........................             (2,063)          (12,263)
  Increase in mortgage notes receivable ..............................                  8              (104)
  Cash proceeds from sale of land ....................................              1,191               975
                                                                                ---------         ---------
Net cash used in investing activities ................................               (864)          (11,392)
                                                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit ...................................              2,000            (1,025)
  Payments on notes ..................................................               (164)           (5,169)
  Loan fees ..........................................................               (233)           (1,399)
  Loans to officers ..................................................               (167)             (648)
  Preferred stock proceeds ...........................................               --              20,000
  Preferred stock cost ...............................................                (30)             (878)
  Redemption of OP units .............................................               --              (1,775)
  Distributions to partners ..........................................             (4,277)           (4,671)
  Dividends paid .....................................................             (8,081)           (7,258)
                                                                                ---------         ---------
Net cash provided by (used in) financing activities ..................            (10,952)           (2,823)
                                                                                ---------         ---------
Net increase in cash .................................................              2,332               609

Cash and cash equivalents, beginning of period .......................              3,905             1,891
                                                                                ---------         ---------
Cash and cash equivalents, end of period .............................          $   6,237         $   2,500
                                                                                =========         =========



          See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                               SIX MONTHS            SIX MONTHS
                                                                                  ENDED                ENDED
                                                                              JUNE 30, 2000        JUNE 30, 1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period ........................................      $      8,979        $      7,508

NON-CASH INVESTING AND FINANCING TRANSACTIONS

OP Units issued in golf course acquisitions and financing................      $        -          $        979



                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.   ORGANIZATION AND BASIS OF PRESENTATION

         GENERAL

         The accompanying consolidated financial statements include the accounts of Golf Trust of America, Inc. ("GTA"), its wholly owned subsidiary corporations and their majority-owned and controlled partnership and its limited liability companies. The outside equity interests in the consolidated partnership not owned and controlled by GTA are reflected as the minority interest in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

         GTA is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. We hold our golf course interests through Golf Trust of America, LP, a Delaware limited partnership and, in one instance, through a wholly owned subsidiary of Golf Trust of America, LP. Currently, we hold participating interests in 47 golf courses (the "Golf Courses"), 43 of which are owned by us and four of which serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 43 courses that we own, 41 are held in fee simple and two are held pursuant to long-term ground leases. The golf courses are located in Florida (14), South Carolina (6), Michigan (3.5), Illinois (3.5), Ohio (3), California (2.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, New Mexico and West Virginia. Golf course quantities are stated in terms of 18-hole equivalents, therefore, one 27-hole golf course facility would be counted as 1.5 golf courses.

         Because of the tax rules applicable to REIT's, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however, we are allowed to operate a Golf Course for the 90-day period following a foreclosure or eviction of the tenant under the participating leases wherein we are landlord. After this period, the gross revenue from Golf Course operations from any such Golf Course is disqualified income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive. Thus, when we acquire a Golf Course, we lease it back to an affiliate of the seller or to another Golf Course operator. Often times, we lease the Golf Course back to the seller's affiliate in instances where we believe that the seller's familiarity with local conditions and continuity of management facilitates the Golf Course's growth and profitability (which we participate in under certain conditions as described below). However, we also have developed strong relationships with multi-course operators who lease a number of our Golf Courses. We would take over direct operations of a Golf Course if we are forced to foreclose on a Golf Course due to a tenant's default under their Participating Lease, such as occurred with Tierra Del Sol Golf Club. In the event of a foreclosure, we explore opportunities to (i) re-let the Golf Course, (ii) enter into a management agreement with a more experienced golf operator than the original tenant, or (iii) potentially sell the Golf Course. As of the date of the filing, we have not yet elected any of these options, for Tierra Del Sol Golf Club. The 90-day grace period allowed by the Internal Revenue Service during which the gross revenues from Golf Course operations are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, gross revenues from the operations of Tierra Del Sol Golf Club subsequent to this date are disqualified for REIT tax purposes.

         INTERIM STATEMENTS

         The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000 and 1999, respectively, have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.       ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

         Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in GTA's annual report on Form 10-K/A for the year ended December 31, 1999.

         MINORITY INTEREST

         The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid-in capital to minority interest for the limited partners' percentage interest in the net assets of Golf Trust of America, LP, the operating partnership. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of Golf Trust of America, LP. The reallocation for the six month period ended June 30, 2000 and the year ended December 31, 1999 was approximately $4.1 million and $3.5 million, respectively.

         EARNINGS PER SHARE

         The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental common shares, using the treasury stock method for stock options. The incremental common shares for the six months ended June 30, 2000 and 1999 were 700 and 40,000, respectively. Since the conversion of our preferred shares would be anti-dilutive, these amounts are not included in the calculations of diluted shares; however, the net income is reduced by the amount of Preferred Dividends paid to derive net income available to common shareholders.

2.    LEASES

         All of our Golf Course leases are Participating Leases that require the lessees to make payments of a fixed amount of base rent and a variable amount of additional rent based on growth in revenue at the Golf Course. Participating rent will generally be paid each year in the amount, if any, by which the sum of 33 1/3% of gross golf revenue exceeds the cumulative base rent escalation since the commencement date of such Participating Leases. The base rent generally increases annually by the lesser of 3% to 5%, or a multiple of the change in the consumer price index ("CPI"). Annual increases in lease payments are generally limited to between 5% and 7% during the first five years of the lease term. No participating rent (or participating mortgage interest under the mortgage note receivable) was recognized for the three and six months ended June 30, 2000 and 1999, respectively.

3.     COMMITMENTS

         LESSEES

         Typically, we lease our Golf Courses to affiliates of the prior owners and other initial operators believed to be qualified under non-cancelable Participating Leases for an initial term of ten years, with options to extend the initial term of each Participating Lease up to a maximum of forty years. From the lease payments, we are generally required to make available a reserve of between 2% and 5% of the annual gross golf revenue of each Golf Course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long-term categories and,

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




therefore, the balance (at June 30, 2000 and 1999 of $2,347,000 and $2,056,000, respectively) may not be currently available to the lessees.

3.     COMMITMENTS (CONTINUED)

         Under certain circumstances, the underlying base rent for a Golf Course will be increased when we agree to pay for significant capital improvements or to expand existing Golf Courses. In addition, in limited circumstances, we may agree to provide working capital loans to existing lessees. Currently, we have funded $16,137,000 of our total commitments to date of $23,471,000. We anticipate that we will fund the balance of $7,334,000 over the next two years.

         We have agreed to maintain minimum loan balances of approximately $17.2 million for up to ten years to accommodate certain prior owner's efforts to seek to minimize certain adverse tax consequences from their contribution of their Golf Courses to our Operating Partnership.

         Under the Performance Option for the Participating Leases, during years three through five of each Participating Lease, the operator or its affiliate, subject to certain qualifications and restrictions, may elect one time to increase the base rent in order to receive additional OP units in the Operating Partnership or common stock in us. An operator's ability to exercise the Performance Option and the number of OP units or common stock issuable to such prior owner in connection therewith, will depend on future operating results at the applicable Golf Course and, therefore, cannot be determined in advance.

4.   OTHER ASSETS

         The balance of Other Assets includes Rent Receivable totaling approximately $1,182,000 attributed to Mystic Creek Golf Club and Palm Desert Country Club which are currently in legal proceedings initiated by us for lessees' defaults under their Participating Leases. The value of the collateral held by the Operating Partnership against the lessees' obligations under the Participating Leases exceeds the total amount due at this time. The collateral held for two other Participating Lease defaults by lessees that are currently in legal proceedings (Osage and Brentwood) was executed upon by the Operating Partnership effective June 20, 2000 and applied to their Rent Receivable balance resulting in a zero balance in Rent Receivable at June 30, 2000. No Rent Revenue was recognized for Brentwood for the month of June since there was not sufficient collateral to cover the full month's rent. Due to the fact that the collateral on these two courses has been exhausted, subsequent to June 30, 2000 Rent Revenue will not be recognized on these two Golf Courses until the legal proceedings are concluded at the earliest.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




5.   DEBT

         Debt consists of the following:



     --------------------------------------------------------------------------------------------------------------
                                                                                       JUNE 30,        DECEMBER 31,
     (IN THOUSANDS)                                                                     2000               1999
     --------------------------------------------------------------------------------------------------------------
     REVOLVING CREDIT FACILITY
     $200.0 million unsecured revolving credit facility with a weighted
     average interest rate of 7.9% per annum maturing April 2002                        $200,000          $200,000
     --------------------------------------------------------------------------------------------------------------
     LINE OF CREDIT
     $25.0 million unsecured line of credit with a weighted average interest
     rate of 7.9% per annum maturing October 1, 2000                                       2,700               700
     --------------------------------------------------------------------------------------------------------------
     NOTE PAYABLE
     Secured financing, net book value of the property of $20.0 million with              12,221            12,385
     a variable interest rate of 8.75% per annum to 10% per annum maturing
     November 2016
     --------------------------------------------------------------------------------------------------------------
     NOTE PAYABLE
     Secured financing, net book value of the property is $10.0 million with              10,000            10,000
     a variable interest rate of prime (9.0% per annum at June 30, 2000)
     maturing July 2002
     --------------------------------------------------------------------------------------------------------------
     TOTAL                                                                              $224,921          $223,085
     --------------------------------------------------------------------------------------------------------------




6.   NOTE RECEIVABLE FOR STOCK SALE

         In the first quarter of 2000, concurrent with the conversion to common stock of 274,039 OP units belonging to Golf Host Resorts, Inc., the related note receivable was reclassified from Minority Interest to Note Receivable from Stock Sale.

7.   STOCK OPTIONS AND AWARDS

         EMPLOYEE STOCK PURCHASE PLAN

     On March 1, 1998, we adopted an Employee Stock Purchase Plan ("the Plan") to provide most employees with an opportunity to purchase common shares in us through payroll deductions of up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase common shares at the lesser of 85% of the fair market value of common shares at the beginning or ending of such six-month period. The Plan expires on February 28, 2008. A total of 250,000 common shares are available for purchase under the Plan. Common shares were issued under the Plan as follows: 1,315 in July 2000; 1,592 in January 2000; 2,152 in July 1999; and 1,768 in January 1999. Compensation expense related to the Plan was approximately $3,000 and $8,000 for the six months ended June 30, 2000 and 1999, respectively.

         RESTRICTED STOCK

         For the six months ended June 30, 2000 and 1999, we granted 55,000 and 44,000 common shares, respectively, of restricted stock to employees under our 1998 and 1997 Stock-Based Incentive Plans. The market value of the restricted stock grants in 2000 and 1999 totaled $949,000 and $1,001,000, respectively. Unearned compensation is being amortized to an expense item over the vesting period, which ranges from three to five years. Such expense amounted to approximately

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




$213,000 and $159,000 for the three months ended June 30, 2000 and 1999, respectively, and $428,000 and $273,000 for the six months ended June 30, 2000 and 1999, respectively.

         LOANS TO OFFICERS

         In 1997, our Board of Directors approved a Company Policy, which has subsequently been amended and restated with respect to loans to executive officers and certain key employees relating to purchases of our common shares (the "Loan Program"). Pursuant to the Loan Program, we may lend amounts to certain of our executive officers for one or more of the following purposes:
(1) to finance the purchase of common shares by certain executive officers on the open market at the then-current market prices; or (2) to finance an executive officer's payment of the exercise price of options to purchase common shares granted to such employee under our option plans. In addition, we may lend amounts to finance the annual tax liability of certain executive officers related to the vesting of shares of common shares which constitute a portion of a restricted stock award granted to such employees under our option plans. The maximum aggregate amount we may loan to an executive officer is determined on a case-by-case basis by our Compensation Committee. Common shares, which are the subject of a loan, serve as collateral for the repayment of the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as defined by the Internal Revenue Service, in effect on the execution date of the loan. Interest is paid on an annual basis and varies from 4.5% to 6.3% per annum. Each note becomes due and payable at the earlier of (i) three years of the applicable employee termination; (ii) five years after the making of the loan; and, for those specific loans granted to officers for the purchase of our shares on the open market, (iii) at the time of sale of such common shares at a price greater then $25 per share. These notes are recourse to the borrower. As of June 30, 2000, we had outstanding loans in the amount of approximately $2,631,000.

8.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE

         Legends Golf Management, LLC is a significant lessee of Golf Courses in our portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of thirteen Golf Courses owned by us under triple net Participating Leases. Legends Golf derives revenues from the operation of Golf Courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

         Effective July 1, 1999, Larry D. Young, one of our directors and the principle owner of Legends Golf, acquired the stock of the lessee of the Bonaventure Golf Courses.

         Effective August 17, 1999, Mr. Young, through an affiliated entity named "Legend National Golf Management, LLC," also became the lessee at four Golf Courses previously leased to Granite Golf Group or its affiliates prior to their default under the Participating Leases. These Golf Courses are Persimmon Ridge Golf Club, Silverthorn Country Club, Black Bear Golf Club and Tiburon Golf Club.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         The following table sets forth certain combined condensed financial information for Legends Golf.



                                                                                      June 30,        December 31,
     (IN THOUSANDS)                                                                     2000              1999
     --------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
     Current assets                                                                    $ 5,724           $ 4,912
     Non-current assets                                                                 28,102            29,884
                                                                                       -------           -------

     Total assets                                                                      $33,826           $34,796
                                                                                       =======           =======

     Payable to Golf Trust of America, L.P.                                            $ 7,891           $ 6,952
     Other current liabilities                                                          34,185            33,244
      Long-term liabilities                                                              1,705             1,960
      Owners' equity (capital deficit)                                                  (9,955)           (7,360)
                                                                                       -------           -------

     Total liabilities and owners' equity (capital deficit)                            $33,826           $34,796
                                                                                       =======           =======




         Included in the balance of "Payable to Golf Trust of America, LP" are working capital advances totaling approximately $5,773 which bear interest at 10% per annum. Advances of $1,031 are due in August 2000 with the balance due at the end of the Participating Lease term.



                                          For the three months ended                   For the six months ended
     (IN THOUSANDS)                                June 30,                                    June 30,
                                          2000                   1999                 2000                  1999
     -----------------------------------------------------------------------------------------------------------------
                                       (UNAUDITED)            (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
     Total Revenues                      $10,940                $7,859               $19,786              $13,610
     Operating Income (Loss)             $   (28)               $  743               $(1,074)             $  (280)
     Net Income                          $   886                $2,016               $   908              $ 2,140




         Total revenues from Golf Course operations for Legends Golf increased by $3.1 million, or 39.2%, to $10.9 million for the three months ended June 30, 2000. The increase was primarily attributable to the revenue of $3.1 million from the additional six Golf Courses which were under Participating Leases with Legends subsequent to June 30, 1999.

         Operating income decreased from $0.7 million to approximately break-even for the three months ended June 30, 1999 and 2000, respectively. The decrease is primarily due to the operating losses of the additional Participating Leases offset by a reduction of the allocation of administrative overhead and advertising of approximately $158,000 and $137,000, respectively.

         Net income decreased from $2.0 million to $0.9 million for the three months ended June 30, 1999 and 2000, respectively. The decrease is primarily due to the net losses of the additional leases of $0.8 million and increases in interest expense and lease payments to Golf Trust of America, Inc. of approximately $123,000 and $154,000, respectively, for Myrtle Beach and Virginia.

         Total revenue from golf course operations for Legends Golf increased by $6.2 million to $19.8 million for the six months ended June 30, 2000. The increase was primarily attributable to the revenue produced by the six additional courses under lease.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         Operating loss increased by $.8 million to $1.1 million for the six months ended June 30, 2000. The increase in operation loss was primarily attributable to the losses of the additional leases of $1.4 million partially offset by a reduction in the operating loss in Myrtle Beach and Virginia of $.6 million. This reduction in operating loss was primarily a result of a reduction in the allocation of administrative overhead and adverting by approximately $376,000 and $141,000, respectively.

9.       PAYMENT OF DIVIDENDS

         On June 15, 2000, our Board of Directors declared a quarterly dividend distribution of $0.44 per common share for the quarter ended June 30, 2000, to stockholders of record on June 30, 2000, which was paid on July 14, 2000. Also, on July 14, 2000, the Series A Preferred Stockholder was paid a dividend of $0.58 per share which was also declared on June 15, 2000.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND FORMATION


        Golf Trust of America, Inc. ("GTA") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which GTA, as of August 14, 2000, owns 65.0% interest through its two wholly owned subsidiaries and is the general partner. Larry D. Young, a director of GTA, along with his affiliates, owns 27.2% of the Operating Partnership and is a significant lessee of our properties. Operators of the Golf Courses, their affiliates and an officer of GTA hold the remaining interest in the Operating Partnership. In this report the terms "we" and the "Company" mean GTA together with the Operating Partnership and their consolidated subsidiaries, considered as a whole.

         Our Company was formed to capitalize upon consolidation opportunities in the ownership of upscale Golf Courses in the United States. Our principal business strategy, is to own upscale Golf Courses and lease these Golf Courses to qualified third-party operators, which may include the sellers of the Golf Courses. We believe we are highly regarded and recognized as having a significant presence in the ownership of upscale Golf Course assets due to (i) our utilization of a multiple independent lessee structure, (ii) management's substantial industry knowledge, experience, and relationships within the golf community, (iii) our strategic alliances with prominent Golf Course operators, and (iv) our ability to issue OP units to Golf Course owners on a tax-deferred basis.

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

         We believe the principal source of growth in gross golf revenues at our Golf Courses will be increased green fees, cart fees, and other related fees (due to increases in rounds and/or rates). In order to achieve higher revenues, we believe the lessees will need to continue to offer golfers a high quality golf experience as it relates to the pace of play, condition of the golf course and overall quality of the facilities and services.

APPOINTMENT OF FINANCIAL ADVISOR

         On February 9, 2000 we engaged Banc of America Securities LLC to act as our financial advisor to undertake a review of a broad range of strategic alternatives available to us in light of the current and prospective market conditions facing GTA and the REIT industry. Executive management and/or the Board is meeting regularly with our financial advisor in furtherance of consideration of alternatives to enhance shareholder value. The professional fee structure in our agreement with Banc of America Securities LLC is not expected to have a material impact on general and administrative expenses for 2000.

RESULTS OF OPERATIONS

         FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         For the three months ended June 30, 2000 and 1999, we received $14,505,000 and $13,720,000, respectively, in revenue from the Participating Leases and the Participating Mortgage. The increase in revenues of $785,000 is due to (1) minimum rent increases and additional rent from improvements of approximately $462,000 which represents a 3% average increase in minimum rents, (2) a full quarter of rent from the one Golf Course acquired subsequent to June 30, 1999 and the one Golf Course acquired in May of 1999 resulting in $346,000 in additional rental revenue, (3) increase in capital expenditure reserve of $65,000, (4) offset by a decrease in miscellaneous revenue of $5,000 from straight-line rents and other charges billed to lessees, and (5) $13,000 of additional income from the Participating Mortgage composed of $102,000 of additional interest reflecting increased principal outstanding and minimum increases under the Participating Mortgage offset by a decrease of $89,000 in the amount of straight-line interest income recognized on the Participating Mortgage. The

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

increases in rent revenues for the period ended June 30, 2000 were offset by $96,000 in lost rental revenue from Tierra Del Sol Golf Club which was foreclosed upon effective February 7, 2000. Since that date, we have operated Tierra Del Sol Golf Club and recognized its net income from Golf Course operations as Other Income.

         Expenses totaling $10,760,000 and $9,037,000 for the three months ended June 30, 2000 and 1999, respectively, reflect depreciation and amortization, general and administrative expenses, and interest expense. The increase of $1,723,000 reflects a full quarter of depreciation of $200,000 for the acquisitions made in 1999, plus additional depreciation on prior acquisitions and related improvements of $480,000, a net increase in general and administrative costs of $248,000 and an increase in interest expense of $795,000. The net increase in general and administrative expenses is attributed to an increase in professional fees of $227,000, an increase in amortization of loan fees of $105,000 offset by savings of approximately $84,000 as a result of the reorganization of the Acquisition Department that occurred in the fourth quarter of 1999. Expenses for professional fees include legal, tax, audit, strategic analysis and other miscellaneous professional services. Interest expense was $4,625,000 for the three months ended June 30, 2000 compared to $3,830,000 for the three months ended June 30, 1999, primarily due to the increase of approximately $20,000,000 in the average balance of outstanding debt for the second quarter of 2000 versus the second quarter of 1999, coupled with significantly higher interest rates.

         Other Income and Interest Income totaled approximately $574,000 and $240,000 for the three months ended June 30, 2000 and 1999, respectively. Included in Other Income for the second quarter of 2000 is $15,000 of Net Income from Golf Course operations for Tierra Del Sol. We took over operations of this Golf Course on February 7, 2000 as a result of the lessee's default under the Participating Lease. Interest income for the second quarter of 2000 and 1999 was approximately $559,000 and $240,000, respectively. The increase in interest income is primarily due to interest earned on the land and clubhouse loans extended in the purchase of the Pete Dye Golf Club on July 28, 2000.

         For the three months ended June 30, 2000 and 1999, net income was $2,785,000 and $2,917,000, respectively. The decrease in net income is primarily the result of the increase in interest expense, together with the fluctuations in other categories as set forth above.

         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         For the six months ended June 30, 2000 and 1999, we received $28,943,000 and $27,045,000, respectively, in revenue from the Participating Leases and the Participating Mortgage. The increase in revenues of $1,898,000 is due to (1) minimum rent increases and additional rent for improvements of approximately $1,111,000, which equates to a 4% increase period over period,
(2) a full six months of rent from the two Golf Courses acquired in 1999, resulting in $777,000 in additional rental revenue, (3) increase in capital expenditure reserve of $127,000, (4) miscellaneous revenue of $12,000 from straight-line rents and other charges billed to lessees, and (5) $29,000 of additional income from the Participating Mortgage composed of $206,000 of additional interest reflecting increased principal outstanding and minimum increases under the Participating Mortgage offset by a decrease of $177,000 in the amount of straight-line interest income recognized on the Participating Mortgage.

         The increases in rent revenues for the period ended June 30, 2000 were offset by $158,000 in lost rental revenue from Tierra Del Sol Golf Club, which we foreclosed upon effective February 7, 2000 as a result of the lessee's default under the Participating Lease. Since that date, we have operated Tierra Del Sol Golf Club and recognized its net income from Golf Course operations of $24,000 for the period February 8, 2000 through June 30, 2000 as Other Income on our financial statements. In addition, excess collateral for this Golf Course valued at $184,000 was recognized as Other Income on our financial statements on the date of the foreclosure.

         Expenses totaling $21,441,000 and $18,237,000 for the six months ended June 30, 2000 and 1999, respectively, reflect depreciation and amortization, general and administrative expenses, and interest expense. The increase of $3,204,000 reflects a full six months of depreciation of $410,000 for the 1999 acquisitions, plus additional depreciation on prior acquisitions and related improvements of $919,000, a net increase in general and administrative costs of $404,000 and an

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

increase in interest expense of $1,471,000. The net increase in general and administrative expenses is attributed to an increase in professional fees of $614,000, an increase in amortization of loan fees of $204,000, offset by savings of approximately $414,000 as a result of the reorganization of the Acquisition Department that occurred in the fourth quarter of 1999 and reduced spending in other expense categories. Expenses for professional fees include legal, tax, audit, and strategic analysis and other miscellaneous professional services. Interest expense was $8,979,000 for the six months ended June 30, 2000 compared to $7,508,000 for the six months ended June 30, 1999, primarily due to the increase of approximately $14,000,000 in the average balance of outstanding debt for the first two quarters of 2000 versus the first two quarters of 1999, coupled with significantly higher interest rates.

         Other Income and Interest Income totaled approximately $1,372,000 and $373,000 for the six months ended June 30, 2000 and 1999, respectively. Included in the $1,372,000 is $184,000 of Other Income from the redemption of collateral from Tierra Del Sol Golf Club that was retained by us through foreclosure proceedings as a result of the lessee's default on the Participating Lease. In addition, $25,000 of Net Income from Golf Course operations for Tierra Del Sol was recognized for the period subsequent to the foreclosure, February 7, 2000 through June 30, 2000, during which time we managed this Golf Course. Interest income for the first two quarters of 2000 and 1999 was approximately $1,163,000 and $373,000, respectively.

         For the six months ended June 30, 2000 and 1999, net income was $5,652,000 and $5,631,000, respectively. The increase in net income is primarily the result of increased rental revenue offset by higher expenses.

LEGAL MATTERS

         MYSTIC CREEK GOLF COURSE

         It is our intention to continue the eviction action that was automatically stayed by the bankruptcy court on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the Participating Lease (by bringing rent current) or reject the Participating Lease (which would mean a return of the Golf Course to us). The lessee continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. The bankruptcy court has ordered the debtor to pay us post-petition rent in the amount of $85,000 per month, due by the 25th of each month, for the months of June through September 2000. The payments for June and July have been received. Additionally, on July 24, 2000, the court set the schedule in the adversary proceeding such that discovery will end by October 24, 2000, and a trial date shall be set for the end of November 2000. Under our current assumptions, the value of the lessee's collateral securing the obligations of the defaulting lessee under the Participating Lease is adequate to cover accrued rent (approximately $990,000 through July 25, 2000). No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on May 15, 2000.

         OSAGE NATIONAL GOLF CLUB

         Discussions with the prior owner of the Golf Course and the lessee to terminate the lessee's Participating Lease and the lessee's possessory rights at the Golf Course are ongoing, but in the meantime, we filed an eviction action against the lessee on May 30, 2000 as a result of the lessee's default under the Participating Lease. On June 20, 2000, 66,124 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. Until the conclusion of these proceedings, no Revenue will be recognized for this Golf Course subsequent to June 2000. On July 21, 2000, a judicial hearing took place in Miller County, Missouri, in which the court set a date for a jury trial on all issues related to the eviction of the lessee for September 12, 2000. Additionally, at the hearing, the court set a date of September 5, 2000 for a pretrial conference in which the parties will argue the issue of the necessity of a jury trial. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q filed on May 15, 2000.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         BRENTWOOD GOLF & COUNTRY CLUB

         The lessee refused to make the first escrow payment required by the Order that was entered on March 28, 2000. In response to motions that we filed to compel enforcement of the escrow order, the court appointed a Receiver to review the financial situation at the Golf Course and to determine the priority of the payables and rent at the Golf Course. The Receiver filed his report on July 25, 2000 and recommended, among other things, that the lessees' payment of attorney's fees and the management fee owed to Total Golf, Inc., operated by Jim Dewling, should be subordinated to the payment of rent. We and the lessee are currently objecting to the report of the Receiver. We and the lessee have scheduled depositions and each party is in the process of obtaining and satisfying discovery requests. Additionally, on June 20, 2000, 24,482 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed for a total value of $390,649. This amount plus $343,749, the proceeds from the redemption of two certificates of deposit also pledged as collateral for the lessee's obligations under the Participating Lease which were liquidated on June 14, 2000, were applied to outstanding rent through May 2000, which totaled $675,415. The balance of $58,978 was accrued to cover legal fees associated with these proceedings. Until the conclusion of these proceedings, no Revenue will be recognized for this Golf Course subsequent to May 2000. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on May 15, 2000.

         PALM DESERT COUNTRY CLUB

         On April 20, 2000, we declared an event of default under the Participating Lease as a result of the lessee's failure to timely pay rent. This default was cured on May 15, 2000 when the lessee paid all outstanding rent due. On June 20, 2000 we again declared an event of default under the Participating Lease a result of the lessee's failure to timely pay rent. We are in the process of pursuing our legal rights against the lessee and the collateral securing the lessee's obligations under the Participating Lease. The lessee continues to operate the Golf Course pending a resolution to our asserted default. Under our current assumptions, the value of the lessee's collateral (32,986 OP Units with a current estimated value of approximately $523,000) securing the obligations of the defaulting lessee under the Participating Lease is adequate to cover accrued rent of approximately $185,000 through July 25, 2000, future accrued rent through December 2000 of approximately $295,000 and legal fees of approximately $43,000.

         WEKIVA GOLF CLUB

         On April 20, 2000, we declared an event of default under this Participating Lease as a result of the lessee's failure to timely pay rent. This default was cured on May 16, 2000 when the lessee paid all outstanding rent due.

         TIERRA DEL SOL GOLF CLUB

         We have been operating this Golf Course since February 7, 2000 when the lessee was evicted and we took possession. As of the date of this filing, we have not yet elected to pursue any of the options available to us, such as
(i) re-letting the Golf Course, (ii) entering into a management agreement with a more experienced golf operator than the original lessee, or (iii) potentially selling the Golf Course. OP Units initially pledged as collateral for the lessees' performance of its obligations under the Participating Lease by the former lessee of the Golf Course have been redeemed and were applied to past due rent obligations and other accrued charges. The remaining collateral balance of $184,000 (equivalent to approximately five months of base rent) was recognized as Other Income in the first quarter of 2000. The 90-day grace period allowed by the Internal Revenue Service during which the Gross Golf Course Revenues are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, Gross Golf Course Revenues subsequent to this date will be disqualified for REIT tax purposes.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         Cash flow from operating activities for the six months ended June 30, 2000 and 1999 was $14,148,000 and $14,824,000, respectively. This reflects net income, plus non-cash charges to income for depreciation, loan cost amortization, income applicable to minority interest restricted stock compensation amortization, straight line rents and interest, and working capital changes. For the six months ended June 30, 2000, $303,000 in non-cash Income and/or offsets to Expenses is reflected in operating activities, which resulted from the foreclosure of OP Unit collateral securing the lessees' performance under Participating Leases. Included in this amount is $184,000 in Other Income, which was OP Unit value in excess of the outstanding debt (approximately 10,555 OP Units) of Tierra Del Sol Golf Club.

         Our investing activities reflect golf course improvements and capital replacement reserve costs of $2,063,000 for the first six months of 2000 compared to $12,263,000 for the first six months of 1999. The 2000 improvements consisted primarily of $627,000 invested in Cypress Creek Golf Club, $420,000 invested at Cooks Creek to replace assets destroyed in the fire last year, $434,000 invested in Eagle Ridge for capital replacements, $153,000 invested at Sandpiper, plus $429,000 miscellaneous improvements, replacements and capitalized costs among the other Golf Courses. The investments made in the first six months of 1999 included the $3,300,000 acquisition of an additional nine holes at Northgate Country Club, the cash portion of the purchase of the Metamora Golf Course for $5,000,000, the cash portion of the Olde Atlanta re-capitalization of $293,000 and approximately $3,600,000 for improvements at Eagle Ridge and other Golf Courses.

         During the first six months of 2000, our financing activities netted to a use of cash of $10,952,000. We borrowed $2,000,000 under the unsecured line of credit, paid loan fees of $233,000 related to the six-month extension of the unsecured line of credit, made new officer loans of $167,000, paid principle payments on the note payable of $164,000, paid dividends and partner distributions of $12,358,000 net of a $45,000 equity adjustment for one partner. This compares to net use of cash from financing activities of $2,823,000 for the first six months of 1999. During that period, we sold 800,000 of our Series A preferred shares for gross proceeds of $20,000,000, net of associated costs of $878,000. With the net proceeds, we paid down $1,025,000 under the credit facility, repaid notes of $5,169,000, paid loans costs associated with the amendment and restatement of the credit facility of $1,399,000, made new officer loans of $648,000, and paid dividends and partner distributions of $11,929,000 for the six months ended June 30, 1999.

FINANCING AND CAPITAL RESOURCES

         In April 1999, GTA amended and restated our unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. We pay interest-only on the Credit Facility, with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At June 30, 2000, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 7.9% per annum.

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

         In addition to the amended and restated Credit Facility, on April 6, 1999, we also obtained a $25.0 million unsecured line of credit from Bank of America which may be incorporated into the $200.0 million Credit Facility at a later date. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which was one year with an expiration date of April 1, 2000. In March of 2000, a six-month extension to the

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

maturity date was granted with a new maturity date of October 1, 2000. The extension was granted with the same pricing that was in effect under the original line plus a 3/4% up-front commitment fee. We are currently in discussions with Bank of America regarding an additional extension of this line of credit.

         We have agreed to maintain a minimum loan balance of approximately $17.2 million for up to ten years to accommodate certain prior owners' efforts to minimize certain adverse tax consequences from contribution of their Golf Courses to our Company.

         We may invest in additional golf courses as suitable opportunities arise, but we will not undertake investments unless adequate sources of financing are available. We anticipate that future acquisitions will be funded with debt financing provided by the line of credit, the issuance of OP Units or with net proceeds of additional equity offerings. In the future, we may negotiate additional credit facilities or issue corporate debt instruments. Any debt issued or incurred by us may be secured or unsecured, long-term or short-term, fixed or variable interest rate and may be subject to such other terms, as the Board of Directors deems prudent.

         We have on file with the Securities and Exchange Commission a universal shelf registration statement relating to the issuance of debt securities, common stock or preferred stock as well as re-sales of securities issued upon redemption of certain OP Units by their holders, with a remaining availability of approximately $280.0 million minus any registered re-sales by OP Unit holders. The exact amount of debt, common stock or preferred stock issued will depend on acquisitions, asset sales, our unsecured debt and preferred stock ratings, and the general interest rate environment.

         We generally intend to maintain a capital structure with consolidated indebtedness representing no more than 50% of our total market capitalization, although we have no express limitation in our charter documents on our ability to incur indebtedness.

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         FFO and CAD for the three months ended June 30, 2000 and 1999 presented on a historical basis are summarized in the following table:

                                                                            THREE MONTHS      THREE MONTHS
                                                                                ENDED             ENDED
                                                                            JUNE 30, 2000     JUNE 30, 1999
                                                                           ---------------------------------
                                                                              (UNAUDITED)       (UNAUDITED)
Income before minority interest ........................................        $ 4,319          $ 4,923
Depreciation and amortization for real estate assets ...................        $ 4,599            3,942
                                                                           ---------------------------------

Funds from operations (FFO) ............................................        $ 8,918            8,865
   Preferred dividends .................................................           (462)            (458)
   Preferred distributions .............................................            (36)              (3)
                                                                           ---------------------------------

   FFO available to common stockholders &
     OP unit holders ...................................................          8,420            8,404

Adjustments:
   Non-cash mortgage interest and rent ..................................          (688)            (321)
   Capital expenditure reserve ..........................................          (175)            (601)
                                                                           ---------------------------------

Cash available for distribution to common stockholders
and OP unit holders ....................................................        $ 7,557          $ 7,482
                                                                           =================================

         Non-cash mortgage and rent interest revenue represents the difference between revenue on the Participating Mortgage that we report in accordance with GAAP and the actual cash payment that we receive. The Participating Leases generally require the Operating Partnership to reserve annually between 2.0% and 5.0% of the gross golf revenues of the Golf Courses to fund a capital replacement reserve. The lessees are obligated to fund any capital expenditures in excess of such amounts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. Prior to the expiration of our interest rate swap agreement on March 27, 2000, our interest rate exposure was primarily limited to our $135.9 million of debt outstanding as of that date that was priced at floating interest rates. As of the date of this filing, we have not entered into a new interest rate swap agreement; therefore, the total outstanding debt subject to interest rate exposure is $212.7 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $532,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. Reference is made to Item 2 and Note 5 of Item 1 for additional debt information.

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LITIGATION ARISING THROUGH EVENTS OF DEFAULT

         MYSTIC CREEK GOLF COURSE

      It is our intention to continue the eviction action that was automatically stayed by the bankruptcy court on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the Participating Lease (by bringing rent current) or reject the Participating Lease (which would mean a return of the Golf Course to us). The lessee continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. The bankruptcy court has ordered the debtor to pay us post-petition rent in the amount of $85,000 per month, due by the 25th of each month, for the months of June through September 2000. The payments for June and July have been received. Additionally, on July 24, 2000, the court set the schedule in the adversary proceeding such that discovery will end by October 24, 2000, and a trial date shall be set for the end of November 2000. Under our current assumptions, the value of the lessee's collateral securing the obligations of the defaulting lessee under the Participating Lease is adequate to cover accrued rent (approximately $990,000 through July 25, 2000) through such dates. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on May 15, 2000.

         OSAGE NATIONAL GOLF CLUB

         Discussions with the prior owner of the Golf Course and the lessee to terminate the lessees' Participating Lease and the lessees' possessory rights at the Golf Course are ongoing, but in the meantime, we filed an eviction action against the lessee on May 30, 2000 as a result of the lessees' default under the Participating Lease. On June 20, 2000, 66,124 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. Until the conclusion of these proceedings, no Revenue will be recognized for this Golf Course subsequent to June 2000. On July 21, 2000, a judicial hearing took place in Miller County, Missouri, in which the court set a date for a jury trial on all issues related to the eviction of the lessee for September 12, 2000. Additionally, at the hearing, the court set a date of September 5, 2000 for a pretrial conference in which the parties will argue the issue of the necessity of a jury trial. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q filed on May 15, 2000.

         BRENTWOOD GOLF & COUNTRY CLUB

         The lessee refused to make the first escrow payment required by the Order that was entered on March 28, 2000. In response to motions that we filed to compel enforcement of the escrow order, the court appointed a Receiver to review the financial situation at the Golf Course and to determine the priority of the payables and rent at the Golf Course. The Receiver filed his report on July 25, 2000 and recommended, among other things, that the lessees' payment of attorney's fees and the management fee owed to Total Golf, Inc., operated by Jim Dewling, should be subordinated to the payment of rent. We and the lessee are currently objecting to the report of the Receiver. We and the lessee have scheduled depositions and each party is in the process of obtaining and satisfying discovery requests. Additionally, on June 20, 2000, 24,482 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed for a total value of $390,649. This amount plus $343,749, the proceeds from the redemption of two certificates of deposit also pledged as collateral for the lessee's obligations under the Participating Lease which were liquidated on June 14, 2000, were applied to outstanding rent through May 2000, which totaled $675,415. The balance of $58,978 was accrued to cover legal fees associated with these proceedings. Until the conclusion of these proceedings, no Revenue will be recognized for this Golf Course subsequent to May 2000. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on May 15, 2000.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         PALM DESERT COUNTRY CLUB

         On April 20, 2000, we declared an event of default under the Participating Lease as a result of the lessee's failure to timely pay rent. This default was cured on May 15, 2000 when the lessee paid all outstanding rent due. On June 20, 2000 we again declared an event of default under the Participating Lease a result of the lessee's failure to timely pay rent. We are in the process of pursuing our legal rights against the lessee and the collateral securing the lessee's obligations under the Participating Lease. The lessee continues to operate the Golf Course pending a resolution to our asserted default. Under our current assumptions, the value of the lessee's collateral (32,986 OP Units with a current estimated value of approximately $523,000) securing the obligations of the defaulting lessee under the Participating Lease is adequate to cover accrued rent of approximately $185,000 through July 25, 2000, future accrued rent through December 2000 of approximately $295,000 and legal fees of approximately $43,000.

         TIERRA DEL SOL GOLF CLUB

          We have been operating this Golf Course since February 7, 2000 when the lessee was evicted and we took possession. As of the date of this filing, we have not yet elected to pursue any of the options available to us, such as
(i) re-letting the Golf Course, (ii) entering into a management agreement with a more experienced golf operator than the original lessee, or (iii) potentially selling the Golf Course. OP Units initially pledged as collateral for the lessees' performance of its obligations under the Participating Lease by the former lessee of the Golf Course have been redeemed and were applied to past due rent obligations and other accrued charges. The remaining collateral balance of $184,000 (equivalent to approximately five months of base rent) was recognized as Other Income in the first quarter of 2000. The 90-day grace period allowed by the Internal Revenue Service during which the Gross Golf Course Revenues are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, Gross Golf Course Revenues subsequent to this date will be disqualified for REIT tax purposes.

ITEM 2. CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         On January 30, 2000, the Compensation Committee of our Board awarded
W. Bradley Blair, II, and Scott D. Peters, 35,000 and 20,000 shares, respectively, of restricted common stock pursuant to GTA's 1998 Stock-Based Incentive Plan. Such shares were sold for their aggregate par value of $550.00 ($.01 per share). GTA subsequently registered the re-sale of these shares on Form S-8. These issuances were effected in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of GTA was held on May 22, 2000. The matters voted upon at the meeting were: (i) the re-election of three directors to serve until the 2003 annual meeting of stockholders; (ii) the election of Scott D. Peters as a director to fill the position vacated by David Dick Joseph in November of 1999 and to serve until the 2001 annual meeting of stockholders.

         The results of the voting for re-election election of Mr. Larry D. Young, Fred W. Reams and Mr. Edwards L. Wax and the election of Mr. Peters to the Board of Directors are as follows:


                                                                                   Authority
       Director                                  Shares Cast For                   Withheld
       --------                                  ---------------                   ---------
   Larry D. Young                                   5,766,708                      1,653,580
   Fred W. Reams                                    5,767,329                      1,652,959
   Edward L. Wax                                    5,766,508                      1,653,780



                                                                                   Authority
       Director                                  Shares Cast For                   Withheld
       --------                                  ---------------                   ---------
   Scott D. Peters                                  6,527,581                       892,707

   There were no broker non-votes.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         In addition to the above directors, the following directors will continue in office:



                                          Term
    Name                                 Expires
    ----                                 -------
Mr. W. Bradley Blair, II                   2002
Mr. Raymond V. Jones                       2002
Mr. Roy C. Chapman                         2001





 ITEM 5. OTHER INFORMATION

                  Not Applicable.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


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


                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000



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



                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000



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



                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000



21.1 List of Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed March 30, 2000 and incorporated herein by reference).

27.1*            Financial Data Schedule



                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLF TRUST OF AMERICA, INC., registrant


                                   By: /s/ W. Bradley Blair, II
                                       ----------------------------------------
                                       W. Bradley Blair, II
                                       President and Chief Executive Officer










/s/ W. Bradley Blair, II                                      8/14/00
-----------------------------------------                     -------
W. Bradley Blair, II                                          Date
President, Chief Executive Officer and
Chairman of the Board of Directors





/s/ Scott D. Peters                                           8/14/00
-----------------------------------------                     -------
Scott D. Peters                                               Date
Senior Vice President and
Chief Financial Officer

                           GOLF TRUST OF AMERICA, INC.



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



                           GOLF TRUST OF AMERICA, INC.



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



                           GOLF TRUST OF AMERICA, INC.



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



                           GOLF TRUST OF AMERICA, INC.



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
