Form 10-Q/A
period 2000-06-30
GOLF TRUST OF AMERICA INC
filed 2000-08-21
CIK 1024126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

                                    Explanatory Note

This amendment to Form 10-Q is being filed for the sole purpose of updating a recent development in the legal proceedings surrounding Osage National Golf Club in Item 2 of Part I and Item 1 of Part II.

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

         OSAGE NATIONAL GOLF CLUB

         Discussions with the prior owner of the Golf Course and the lessee to terminate the lessee's Participating Lease and the lessee's possessory rights at the Golf Course are ongoing, but in the meantime, we filed an eviction action against the lessee on May 30, 2000 as a result of the lessee's default under the Participating Lease. On June 20, 2000, 66,124 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. Until the conclusion of these proceedings, no Revenue will be recognized for this Golf Course subsequent to June 2000. On July 21, 2000, a judicial hearing took place in Miller County, Missouri, in which the court set a date for a jury trial on all issues related to the eviction of the lessee for September 12, 2000. Additionally, at the hearing, the court set a date of September 5, 2000 for a pretrial conference in which the parties will argue the issue of the necessity of a jury trial. On August 1, 2000, the lessee and the prior owner of the Golf Course filed suit against us in the United States District Court, Eastern District of Missouri. The lessee and the prior owner of the Golf Course claim in their suit that misrepresentations were made during negotiations for the purchase of the Golf Course that amount to breach of contract and fraud. As relief, the lessee and the prior owner of the Golf Course are asking the court to award them the cash value of the OP units granted them at the time of the Golf Course purchase as well as treble damages and other punitives, lost profits, costs and rescission of the Golf Course lease. We do not believe that these claims are meritorious and we intend to vigorously dispute them. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q filed on May 15, 2000.

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

         OSAGE NATIONAL GOLF CLUB

         Discussions with the prior owner of the Golf Course and the lessee to terminate the lessees' Participating Lease and the lessees' possessory rights at the Golf Course are ongoing, but in the meantime, we filed an eviction action against the lessee on May 30, 2000 as a result of the lessees' default under the Participating Lease. On June 20, 2000, 66,124 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. Until the conclusion of these proceedings, no Revenue will be recognized for this Golf Course subsequent to June 2000. On July 21, 2000, a judicial hearing took place in Miller County, Missouri, in which the court set a date for a jury trial on all issues related to the eviction of the lessee for September 12, 2000. Additionally, at the hearing, the court set a date of September 5, 2000 for a pretrial conference in which the parties will argue the issue of the necessity of a jury trial. On August 1, 2000, the lessee and the prior owner of the Golf Course filed suit against us in the United States District Court, Eastern District of Missouri. The lessee and the prior owner of the Golf Course claim in their suit that misrepresentations were made during negotiations for the purchase of the Golf Course that amount to breach of contract and fraud. As relief, the lessee and the prior owner of the Golf Course are asking the court to award them the cash value of the OP units granted them at the time of the Golf Course purchase as well as treble damages and other punitives, lost profits, costs and rescission of the Golf Course lease. We do not believe that these claims are meritorious and we intend to vigorously dispute them. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q filed on May 15, 2000.

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

27.1             Financial Data Schedule (previously filed)



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










/s/ W. Bradley Blair, II                                      8/17/00
-----------------------------------------                     -------
W. Bradley Blair, II                                          Date
President, Chief Executive Officer and
Chairman of the Board of Directors





/s/ Scott D. Peters                                           8/17/00
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

27.1             Financial Data Schedule (previously filed)
