Form 10-Q
period 2000-09-30
GOLF TRUST OF AMERICA INC
filed 2000-11-14
CIK 1024126

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        COMMISSION FILE NUMBER 000-22091


                           GOLF TRUST OF AMERICA, INC.

             (Exact name of registrant as specified in its charter)

             MARYLAND                               33-0724736
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                             14 NORTH ADGER'S WHARF
                        CHARLESTON, SOUTH CAROLINA 29401
               (Address of principal executive offices) (Zip code)

                                 (843) 723-4653
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: |X| No: |_|

On November 10, 2000 there were 8,155,533 common shares outstanding of the registrant's only class of common stock. On November 10, 2000, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock which is the registrant's only class of outstanding preferred stock.

================================================================================

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I.         FINANCIAL INFORMATION

    ITEM 1.     FINANCIAL STATEMENTS                                                                                  PAGE
                     Condensed Consolidated Balance Sheets as of September 30, 2000 and  December 31, 1999 ......        3
                     Condensed Consolidated Statements of Income for the Three Months Ended
                     September 30, 2000 and 1999 ................................................................        4
                     Condensed Consolidated Statements of Income for the Nine Months Ended
                     September 30, 2000 and  1999................................................................        5
                     Condensed Consolidated Statements of Stockholders' Equity for the Year Ended
                     December 31, 1999 and the Nine Months Ended September 30, 2000..............................        6
                     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2000 and 1999 ................................................................        7
                     Notes to Condensed Consolidated Financial Statements........................................        9

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   18

    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              27

PART II.        OTHER INFORMATION

    ITEM 1.     LEGAL PROCEEDINGS                                                                                       27
    ITEM 2.     CHANGES IN SECURITIES                                                                                   31
    ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                         31
    ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                     31
    ITEM 5.     OTHER INFORMATION                                                                                       31
    ITEM 6.     EXHIBITS INDEX AND REPORT ON FORM 8-K                                                                   31
                SIGNATURES                                                                                              36

                           GOLF TRUST OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2000                1999
                                                                                           (UNAUDITED)
                                                                           ----------------------------------------

ASSETS
Property and equipment (Note 5):
  Land................................................................            $ 53,779            $ 53,779
  Golf course improvements............................................             206,705             204,635
  Buildings...........................................................              82,799              80,708
  Furniture, fixtures, and equipment..................................              31,902              31,581
                                                                                    ------              ------
Total property and equipment..........................................             375,185             370,703
  Less write down of assets to estimated fair value...................              25,300                  --
  Less accumulated depreciation.......................................              56,780              43,001
                                                                                    ------              ------
Property and equipment, net (Note 8)..................................             293,105             327,702
                                                                                   -------             -------
Mortgage notes receivable.............................................              73,533              73,160
Cash and cash equivalents ............................................               5,797               3,905
Receivable from affiliates (Note 9)...................................               8,596               6,952
Other assets (Notes 3 and 4)..........................................              20,823              22,193
                                                                                     -----              ------
Total assets..........................................................            $401,854            $433,912
                                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt     (Note 5) ....................................................             224,836            $223,085
Accounts payable and other liabilities................................               9,426              10,796
                                                                                     -----              ------
Total liabilities.....................................................             234,262             233,881
                                                                                   -------             -------

Commitments (Note 3)
Minority interest.....................................................              59,088              69,747
                                                                                    ------              ------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
   800,000 shares issued..............................................              20,000              20,000
   Common stock, $.01 par value, 90,000,000 shares authorized,
   8,155,533 and 7,736,450 shares issued and outstanding,
   respectively.......................................................                  82                  78
   Additional paid-in capital.........................................             130,373             125,218
   Dividends in excess of accumulated earnings........................             (28,502)             (7,720)
   Unamortized restricted stock compensation..........................              (1,784)             (1,530)
   Note receivable from stock sale (Note 6)...........................              (8,975)             (3,298)
   Loans to officers  (Note 7)........................................              (2,690)             (2,464)
                                                                                   -------             ------
Stockholders' equity..................................................             108,504             130,284
                                                                                   -------             -------
Total liabilities and stockholders' equity............................            $401,854            $433,912
                                                                                  ========            ========

      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS       THREE MONTHS
                                                                     ENDED               ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                      2000               1999
                                                               ---------------------------------------
REVENUES:
  Rent from affiliates (Note 9) .............................    $  4,727                $  4,105
  Rent ......................................................       6,840                   7,791
  Mortgage interest .........................................       2,217                   2,208
                                                                 --------                --------
Total revenues ..............................................      13,784                  14,104
                                                                 --------                --------
EXPENSES:
  Depreciation ..............................................       4,497                   4,322
  General and administrative ................................       1,736                   1,468
  Write-down of certain assets to estimated
      fair value (Note 8) ...................................      25,300                     -
                                                                 --------                --------
Total expenses ..............................................      31,533                   5,790
                                                                 --------                --------
Operating (Loss) income .....................................     (17,749)                  8,314
                                                                 --------                --------
OTHER INCOME (EXPENSE):
  Other (expense) ...........................................         (44)                    -
  Interest income ...........................................         608                     377
  Interest expense ..........................................      (4,851)                 (4,030)
                                                                 --------                --------
Total other income (expense) ................................      (4,287)                 (3,653)
                                                                 --------                --------
Net (Loss) income before minority interest ..................     (22,036)                  4,661
(Loss) Income applicable to minority interest ...............      (7,689)                  1,785
                                                                 --------                --------
Net (Loss) income ...........................................     (14,347)                  2,876
                                                                 --------                --------
Preferred Dividends .........................................        (463)                   (463)
                                                                 --------                --------
Net (Loss) Income Available to Common Shareholders               $(14,810)               $  2,413
                                                                 ========                ========
(Loss) Earnings Per Share:
     Basic (Loss) Earnings Per Share ........................    $  (1.82)               $   0.31
                                                                 ========                ========
     Diluted (Loss) Earnings Per Share ......................    $  (1.82)               $   0.31
                                                                 ========                ========
Shares used in (Loss) Earnings Per Share calculation:
     Basic ..................................................       8,150                   7,735
                                                                 ========                ========
     Diluted ................................................       8,150                   7,740
                                                                 ========                ========

      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  NINE MONTHS        NINE MONTHS
                                                                     ENDED              ENDED
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                     2000               1999
                                                               --------------------------------------
REVENUES:
  Rent from affiliates (Note 9) ...........................          $ 14,158                $ 10,464
  Rent ....................................................            21,734                  23,886
  Mortgage interest .......................................             6,835                   6,799
                                                                     --------                --------
Total revenues ............................................            42,727                  41,149
                                                                     --------                --------
EXPENSES:
  Depreciation ............................................            13,779                  12,275
  General and administrative ..............................             4,915                   4,244
  Write-down of certain assets to estimated
      fair value (Note 8) .................................            25,300                     -
                                                                     --------                --------
Total expenses ............................................            43,994                  16,519
                                                                     --------                --------
Operating (Loss) income ...................................            (1,267)                 24,630
                                                                     --------                --------
OTHER INCOME (EXPENSE):
  Other income ............................................               165                     -
  Interest income .........................................             1,770                     750
  Interest expense ........................................           (13,830)                (11,538)
                                                                     --------                --------
Total other income (expense) ..............................           (11,895)                (10,788)
                                                                     --------                --------
Net (Loss) income before minority interest ................           (13,162)                 13,842
(Loss) Income applicable to minority interest .............            (4,467)                  5,335
                                                                     --------                --------
Net (Loss) income .........................................          $ (8,695)               $  8,507
                                                                    --------                --------
Preferred Dividends .......................................            (1,388)                   (920)
                                                                     --------                --------
Net (Loss) Income Available to Common Shareholders ........          $(10,083)               $  7,587
                                                                     ========                ========
(Loss) Earnings Per Share:
     Basic (Loss) Earnings Per Share ......................          $  (1.25)               $   0.98
                                                                     ========                ========
     Diluted (Loss) Earnings Per Share ....................          $  (1.25)               $   0.98
                                                                     ========                ========
Shares used in (Loss) Earnings Per Share calculation:
     Basic ................................................             8,058                   7,715
                                                                     ========                ========
     Diluted ..............................................             8,058                   7,745
                                                                     ========                ========


      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                                    -----------------------           -------------------         PAID-IN
                                                     SHARES          AMOUNT           SHARES       AMOUNT         CAPITAL
                                               --------------------------------------------------------------------------------
BALANCE at January 1, 1999 .......               -                 -                7,637           $76          $ 120,253

Issuance of preferred stock ......              800          $  20,000                  -             -                  -
Cost of preferred stock issuance .               -                 -                    -             -               (878)
Issuance and cancellation of .....               -                 -                   32             1                555
   restricted stock
Amortization of restricted stock .               -                 -                    -             -                  -
Value of unvested options for non-               -                 -                    -             -                 72
   employees
Adjustments for minority interest                -                 -                    -             -              3,503
   in operating partnership
Conversion of OP units into common               -                 -                   63             1              1,671
   stock
Loans to officers ................               -                 -                    -             -                  -
Issuance of shares of employee                   -                 -                    4             -                 42
   stock purchase plan ...........
Dividends ........................               -                 -                    -             -                  -
Net income .......................               -                 -                    -             -                  -
                                               ---------------------------------------------------------------------------------
BALANCE at December 31, 1999 .....              800          $  20,000              7,736           $78          $ 125,218
                                               ---------------------------------------------------------------------------------
(UNAUDITED)

Conversion/redemption of OP units                -                 -                  372             4              8,959
Stock repurchase program .........               -                 -                  (10)            -               (167)
Employee stock purchase plan
     (ESPP) ......................               -                 -                    2             -                 19
Adjustments for Minority Interest                -                 -                    -             -                  -
   in operating partnership .........            -                 -                    -             -             (4,546)
New restricted stock grant .......               -                 -                   55             -                949
Amortization of restricted stock .               -                 -                    -             -                  -
Amortization of registration costs.              -                 -                    -             -                (28)
Cost of preferred stock ..........               -                 -                    -             -                (31)
Loans to officers ................               -                 -                    -             -                  -
Dividends ........................               -                 -                    -             -                  -
Net Loss .........................               -                 -                    -             -                  -

                                               --------------------------------------------------------------------------------
BALANCE at September 30, 2000 ....              800          $  20,000              8,155           $82          $ 130,373
                                               --------------------------------------------------------------------------------

                                                                                      NOTE
                                                    ACCUMULATED                    RECEIVABLE                     TOTAL
                                                      EARNINGS       UNEARNED      FROM STOCK     LOANS TO     STOCKHOLDERS'
                                                     (DEFICIT)     COMPENSATION       SALE        OFFICERS        EQUITY
                                                    ------------------------------------------------------------------------

BALANCE at January 1, 1999                         $ (3,958)        $(1,533)        $(3,298)     $ (1,893)        $ 109,647

Issuance of preferred stock .....................      -               -               -              -           $  20,000
Cost of preferred stock issuance ................      -               -               -              -                (878)
Issuance and cancellation of                           -             (1,001)           -              -                (445)
   restricted stock .............................
Amortization of restricted stock ................      -              1,004            -              -               1,004
Value of unvested options for non-                     -               -               -              -                  72
   employees ....................................
Adjustments for minority interest                      -               -               -              -               3,503
   in operating partnership .....................
Conversion of OP units into common                     -               -               -              -               1,672
   stock ........................................
Loans to officers ...............................      -               -               -             (571)             (571)
Issuance of shares of employee                         -               -               -              -                  42
   stock purchase plan ..........................
Dividends .......................................   (14,993)           -               -              -             (14,993)
Net income ......................................    11,231            -               -              -              11,231
                                                    ------------------------------------------------------------------------
BALANCE at December 31, 1999                       $ (7,720)        $(1,530)        $(3,298)     $ (2,464)        $ 130,284
                                                    ------------------------------------------------------------------------

(UNAUDITED)

Conversion/redemption of OP units ...............        45            -             (5,677)          -               3,331
Stock repurchase program ........................      -               -               -              -                (167)
Employee stock purchase plan
     (ESPP) .....................................      -               -               -              -                  19
Adjustments for Minority Interest                      -               -               -
   in operating partnership .....................                                                                    (4,546)
New restricted stock grant ......................      -               (949)           -              -                 -
Amortization of restricted stock ................      -                695            -                                695
Amortization of registration costs ..............      -                               -              -                 (28)
Cost of preferred stock .........................      -               -               -              -                 (31)
Loans to officers ...............................      -               -               -             (226)             (226)
Dividends .......................................   (12,132)           -               -                            (12,132)
Net Loss ........................................    (8,695)           -               -              -              (8,695)
                                                    ------------------------------------------------------------------------
BALANCE at September 30, 2000 ...................  $(28,502)        $(1,784)        $(8,975)     $ (2,690)        $ 108,504
                                                    ------------------------------------------------------------------------



      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS         NINE MONTHS
                                                                         ENDED               ENDED
                                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                                  -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) income ...........................................      $  (8,695)              $  8,507
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
   Writedown of certain assets to estimated fair value .........        25,300                    -
    Depreciation and amortization ..............................        13,779                12,275
    Loan cost amortization .....................................           996                   684
    Straight-line interest and rent ............................          (431)                 (872)
    Amortization of restricted stock compensation ..............           695                   438
    Employee stock purchase plan (ESPP) issuance/redeposit .....            19                   -
    (Loss) Income applicable to minority interest ..............        (4,467)                 5,335
    Increase in receivable from affiliates .....................        (1,644)               (6,764)
    Increase in other assets ...................................          (918)                3,582
    Decrease (increase) in accounts payable and
    other liabilities ..........................................        (1,417)               (4,452)
                                                                      --------              --------
Net cash provided by operating activities ......................        23,217                18,733
                                                                      --------              --------
CASH FLOWS USED IN INVESTING ACTIVITIES:

  Golf course acquisitions and improvements ....................        (2,987)              (21,049)
  Increase (decrease) in mortgage notes receivable .............            12                  (100)
  Cash proceeds from sale of land ..............................         1,110                   975
                                                                      --------              --------

Net cash used in investing activities ..........................        (1,865)              (20,174)
                                                                      --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings on line of credit .............................         2,000                 7,775
  Payments on notes ............................................          (249)               (5,245)
  Loan fees ....................................................          (233)               (1,508)
  Loans to officers ............................................          (226)               (1,341)
  Long-term Debt Proceeds ......................................           -                  10,000
  Preferred stock proceeds .....................................           -                  20,000
  Preferred stock cost .........................................           (31)                 (878)
  Redemption of OP units .......................................        (2,269)               (2,814)
  Distributions to partners ....................................        (6,365)               (6,991)
  Dividends paid ...............................................       (12,087)              (11,124)
                                                                      --------              --------

Net cash provided by (used in) financing activities ............       (19,460)                7,874
                                                                      --------              --------

Net increase in cash ...........................................         1,892                 6,433

Cash and cash equivalents, beginning of period .................         3,905                 1,891
                                                                      --------              --------

Cash and cash equivalents, end of period .......................      $  5,797              $  8,324
                                                                      ========              ========

      See accompanying notes to condensed consolidated financial statements

                           GOLF TRUST OF AMERICA, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS          NINE MONTHS
                                                                                ENDED                ENDED
                                                                         SEPTEMBER 30, 2000    SEPTEMBER 30, 1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid during the period ...................................       $    13,830           $     11,538

NON-CASH INVESTING AND FINANCING TRANSACTIONS

OP Units issued in golf course acquisitions and financing ..........       $        -            $      2,329



                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1    ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     The accompanying consolidated financial statements include the accounts of Golf Trust of America, Inc ("GTA"), which is a Maryland corporation, its wholly owned subsidiary corporations and their majority-owned and controlled partnership and its limited liability companies. The outside equity interests in the consolidated partnership not owned and controlled by GTA are reflected as the minority interest in the consolidated financial statements. All significant inter-company balances and transactions have been eliminated in consolidation.

     GTA is a self-administered real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership and, in one instance, through a wholly owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" and we refer to the operating Partnership and GTA (and all their subsidiaries collectively as "we", "us" or our "Company." Currently, we hold participating interests in 47 golf courses (the "Golf Courses"), 43 of which are owned by us and four of which serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 43 courses that we own, 41 are held in fee simple and two are held pursuant to long-term ground leases. The golf courses are located in Florida (14), South Carolina (6), Michigan (3.5), Illinois (3.5), Ohio (3), California (2.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), Alabama, Kansas, Kentucky, North Carolina, New Mexico and West Virginia Golf course quantities are stated in terms of 18-hole equivalents, therefore, one 27-hole golf course facility would be counted as 1.5 golf courses.

     Because of the tax rules applicable to REITs, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however, we are allowed to operate a Golf Course for the 90-day period following a foreclosure or eviction of the lessee under the participating leases wherein we are landlord. After this period, the gross revenue from Golf Course operations from any such Golf Course is disqualified income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive to 5% of our Gross Income Thus, when we acquire a Golf Course, we lease it back to an affiliate of the seller or to another Golf Course operator. Often times, we lease the Golf Course back to the seller's affiliate in instances where we believe that the seller's familiarity with local conditions and continuity of management facilitates the Golf Course's growth and profitability (which we participate in under certain conditions as described below). However, we also have developed strong relationships with multi-course operators who lease a number of our Golf Courses. We would take over direct operations of a Golf Course if we are forced to foreclose on a Golf Course due to a lessee's default under their Participating Lease, such as occurred with three of our properties (Tierra Del Sol Golf Club, Brentwood Golf & Country Club, and Palm Desert Country Club) ( see Footnote #10, Subsequent Events for additional foreclosure). In the event of a foreclosure, we explore opportunities to (i) re-let the Golf Course, (ii) enter into a management agreement with a more experienced golf operator than the original tenant, or (iii) potentially sell the Golf Course. As of the date of the filing, we are still managing these Golf Courses. The 90-day grace period allowed by the Internal Revenue Service during which the gross revenues from Golf Course operations are qualifying income for REIT tax purposes expired on May 6, 2000 for Tierra Del Sol. This period will expire on December 3, 2000 and December 30, 2000 for Palm Desert and Brentwood, respectively. Therefore, gross revenues from the operations of these courses subsequent to this date are disqualified for REIT tax purposes; however, we are currently in compliance with the REIT rules as the Gross Revenue from these Golf Courses has not exceeded 5% of our Total Gross Revenues.

     INTERIM STATEMENTS

     The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2000 and 1999, respectively, have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     MINORITY INTEREST

     The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid-in capital to minority interest for the limited partners' percentage interest in the net assets of Golf Trust of America, LP, the operating partnership. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of Golf Trust of America, LP. The reallocation for the nine month period ended September 30, 2000 and the year ended December 31, 1999 was approximately $4.6 million and $3.6 million, respectively.

     EARNINGS PER SHARE

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental common shares, using the treasury stock method for stock options. The incremental common shares for the three months ended September 30, 2000 and 1999 were -0- and 5,000, respectively. The incremental common shares for the nine months ended September 30, 2000 and 1999 were -0- and 30,000, respectively. Since the conversion of our preferred shares would be anti-dilutive, these amounts are not included in the calculations of diluted shares; however, the net income is reduced by the amount of Preferred Dividends paid to derive net income available to common shareholders.

2.   PARTICIPATING LEASES

     All of our Golf Course leases are Participating Leases that require the lessees to make payments of a fixed amount of base rent and a variable amount of additional rent based on growth in revenue at the Golf Course. Participating rent will generally be paid each year in the amount, if any, by which the sum of 33 1/3% of gross golf revenue exceeds the cumulative base rent escalation since the commencement date of such Participating Leases. The base rent generally increases annually by the lesser of 3% to 5%, or a multiple of the change in the consumer price index ("CPI"). Annual increases in lease payments under the Participating Leases are generally limited to between 5% and 7% during the first five years of the lease term. No participating rent (or participating mortgage interest under the mortgage note receivable) was recognized for the three and nine months ended September 30, 2000 and 1999, respectively.

3.   COMMITMENTS

     LESSEES

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Typically, we lease our Golf Courses to affiliates of the prior owners and other initial operators believed to be qualified under non-cancelable Participating Leases for an initial term of ten years, with options to extend the initial term of each Participating Lease up to a maximum of forty years. From the lease payments, we are generally required to make available a reserve of between 2% and 5% of the annual gross golf revenue of each Golf Course for the replacement and enhancement of the existing facilities. These reimbursements are allocated between short and long-term categories and, therefore, the balance (at September 30, 2000 and 1999 of $2,226,000 and $1,996,000, respectively) may not be currently available to the lessees.

3.   COMMITMENTS (CONTINUED)

     Under certain circumstances, the underlying base rent for a Golf Course will be increased when we agree to pay for significant capital improvements or to expand existing Golf Courses In addition, in limited circumstances, we may agree to provide working capital loans to existing lessees. Currently, we have funded $17,132,000 of our total commitments to date of $23,426,000 The balance remaining to fund is $6,293,000, subject to the terms of the applicable working capital agreements and the lessee's performance of its Participating Lease obligations.

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

4.   OTHER ASSETS

     The balance of Other Assets includes Rent Receivable totaling approximately $1,020,000 attributed to Mystic Creek Golf Club which is currently in legal proceedings initiated by us for lessee default under the Participating Lease. The value of the collateral held by the Operating Partnership against the lessee's obligations under the Participating Lease exceeds the total amount due at this time. The collateral held for Osage, which is another lessee that is also currently in legal proceedings for lessee default under the Participating Lease, was executed upon by the Operating Partnership effective June 20, 2000 and applied to their Rent Receivable balance resulting in a zero balance in Rent Receivable at September 30, 2000. Due to the fact that the collateral under this Participating Lease has been exhausted no Rent Revenue was recognized for this Golf Course in the third quarter. Rent Revenue will not be recognized for this Golf Course until the legal proceedings are concluded.

     We are currently in discussions with certain of our lessees, namely those lessees of Sandpiper, Innisbrook and Legends Golf Courses, regarding certain terms and conditions of their applicable Participating Lease and related documents to ascertain the lessees' compliance with their Participating Lease and related obligations.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   DEBT


          Debt consists of the following:

--------------------------------------------------------------------------------  -------------    -------------
                                                                                  SEPTEMBER 30,    DECEMBER 31,
     (IN THOUSANDS)                                                                   2000             1999
--------------------------------------------------------------------------------  -------------    -------------
     REVOLVING CREDIT FACILITY
     $200.0 million unsecured revolving credit facility with a weighted
     average interest rate of 8.1% per annum maturing April 2002                     $200,000           $200,000
--------------------------------------------------------------------------------  -------------    -------------
     LINE OF CREDIT
     $10.0 million unsecured line of credit with a weighted average interest
     rate of 8.1% per annum maturing March 31, 2001                                     2,700                700
--------------------------------------------------------------------------------  -------------    -------------
     NOTE PAYABLE
     Secured financing, net book value of the property of $20.0 million with a variable interest rate of 8.75% per annum to 10% per annum maturing
     November 2016                                                                     12,136             12,385
--------------------------------------------------------------------------------  -------------    -------------
     NOTE PAYABLE
     Secured financing, net book value of the property is $10.0 million with a variable interest rate of prime (9.5% per annum at September 30,
     2000)  maturing in July 2002                                                      10,000             10,000
--------------------------------------------------------------------------------  -------------    -------------
     TOTAL                                                                           $224,836           $223,085
--------------------------------------------------------------------------------  -------------    -------------



     The $25.0 million unsecured line of credit from Bank of America that matured on October 1, 2000 was renewed to the extent of $10.0 million with a maturity date of March 31, 2001. All rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility. The extension was granted with the same pricing that was in effect under the original line of credit plus a 3/4% up-front commitment fee paid to Bank of America by us.

     The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction-in-progress, loan to officers and changes in the Board of Directors, among others. At the present time, the value of our unencumbered pool does not satisfy the 175% coverage requirement in our Credit Facility agreement due to the fact that three properties were excluded from our unencumbered pool in the third quarter. One as a result of a material default under the applicable Participating Lease and two for failing the Gross Golf Revenue test as set forth in the Credit Facility agreement. In addition, we did not meet the required Interest Coverage ratio this quarter which resulted in a financial covenant violation. As a result of this coverage deficit and the shortfall of the interest coverage ratio, we are currently in violation of our Credit Facility covenants but have met with the Administrative Agent for our Banking Syndicate and are negotiating a covenant waiver. We can provide no assurance that we will obtain any final agreement which will provide relief under the Credit Facility or that the performance of other lessees under Participating Leases will not also trigger covenant violations.

6.   NOTE RECEIVABLE FOR STOCK SALE

     In the first quarter of 2000, concurrent with the conversion to common stock of 274,039 OP units belonging to Golf Host Resorts, Inc , the related note receivable was reclassified from Minority Interest to Note Receivable from Stock Sale.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   STOCK OPTIONS AND AWARDS

     EMPLOYEE STOCK PURCHASE PLAN

     On March 1, 1998, we adopted an Employee Stock Purchase Plan ("the Plan") to provide most employees with an opportunity to purchase common shares in us through payroll deductions of up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase common shares at the lesser of 85% of the fair market value of common shares at the beginning or ending of such six-month period. The Plan expires on February 28, 2008. A total of 250,000 common shares are available for purchase under the Plan. Common shares were issued under the Plan as follows: 1,315 in July 2000; 1,592 in January 2000; 2,152 in July 1999; and 1,768 in January 1999
Compensation expense related to the Plan was approximately $3,000 and $11,000 for the nine months ended September 30, 2000 and 1999, respectively.

     RESTRICTED STOCK

     For the nine months ended September 30, 2000 and 1999, we granted 55,000 and 44,000 common shares, respectively, of restricted stock to employees under our 1998 and 1997 Stock-Based Incentive Plans. The market value of the restricted stock grants in 2000 and 1999 totaled $949,000 and $1,001,000, respectively. Unearned compensation is being amortized to an expense item over the vesting period, which ranges from three to five years. Such expense amounted to approximately $242,000 and $159,000 for the three months ended September 30, 2000 and 1999, respectively, and $670,000 and $273,000 for the nine months ended September 30, 2000 and 1999, respectively.

     LOANS TO OFFICERS

     In 1997, our Board of Directors approved a Company Policy, which has subsequently been amended and restated with respect to loans to executive officers and certain key employees relating to purchases of our common shares (the "Loan Program"). Pursuant to the Loan Program, we may lend amounts to certain of our executive officers for one or more of the following purposes:
(1) to finance the purchase of common shares by certain executive officers on the open market at the then-current market prices; or (2) to finance an executive officer's payment of the exercise price of options to purchase common shares granted to such employee under our option plans. In addition, we may lend amounts to finance the annual tax liability of certain executive officers related to the vesting of shares of common shares which constitute a portion of a restricted stock award granted to such employees under our option plans. The maximum aggregate amount we may loan to an executive officer is determined on a case-by-case basis by our Compensation Committee. Common shares, which are the subject of a loan, serve as collateral for the repayment of the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as defined by the Internal Revenue Service, in effect on the execution date of the loan. Interest is paid on an annual basis and varies from 4.5% to 6.3% per annum. Each note becomes due and payable at the earlier of (i) three years of the applicable employee termination; (ii) five years after the making of the loan; and, for those specific loans granted to officers for the purchase of our shares on the open market, (iii) at the time of sale of such common shares at a price greater then $25 per share. These notes are recourse to the borrower except in the event of a Change of Control as defined in their Employment Agreements. As of September 30, 2000, we had outstanding loans in the amount of approximately $2,690,000.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   WRITE-DOWN OF CERTAIN ASSETS TO NET REALIZABLE VALUE

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, during the third quarter of Fiscal 2000, based upon a review of our long-lived assets in conjunction with the consideration of several strategic alternatives and in contemplation of an orderly disposition of our assets (see Note 10), we recorded a non-cash charge of $25,300,000 related to the write-down of the recorded asset values of certain of our Golf Course assets, with an aggregate carrying value of approximately $154,000,000 to their estimated fair values. Included in this amount were anticipated losses totaling $2,300,000 for Golf Courses which are currently subject to executed Purchase and Sale Agreements and which are scheduled to close prior to January 31, 2001. Estimated fair values were determined by management based on prices for sales of similar assets or other available information. We can not be certain whether any of these Golf Courses will be sold in accordance with the terms of the applicable Purchase and Sale Agreements or otherwise, or whether if such closings occur that the closings will occur within the agreed-upon time frames. We will continue to assess the estimated fair value of the assets in accordance with SFAS No. 121.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT

     Legends Golf Management, LLC (Legends Golf) is a significant lessee of Golf Courses in our portfolio Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of thirteen Golf Courses owned by us under triple net Participating Leases. Legends Golf derives revenues from the operation of Golf Courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

     Effective July 1, 1999, Larry D. Young, one of our directors and the principle owner of Legends Golf, acquired the stock of the lessee of the Bonaventure Golf Courses.

     Effective August 17, 1999, Mr Young, through an affiliated entity named "Legends National Golf Management, LLC," also became the lessee at four Golf Courses previously leased to Granite Golf Group or its affiliates prior to their default under the Participating Leases. These Golf Courses are Persimmon Ridge Golf Club, Silverthorn Country Club, Black Bear Golf Club and Tiburon Golf Club.

     The following table sets forth certain combined condensed financial information for Legends Golf.

                                                                               September 30,     December 31,
(IN THOUSANDS)                                                                     2000             1999
-------------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)

Current assets                                                                   $  3,978           $  4,912
Non-current assets                                                                 24,327             29,884
                                                                                 --------           --------

Total assets                                                                     $ 28,305           $ 34,796
                                                                                 ========           ========

Payable to Golf Trust of America, L.P.                                           $  8,596           $  6,952
Other current liabilities                                                          34,586             33,244
 Long-term liabilities                                                                  0              1,960
 Owners' equity (capital deficit)                                                 (14,877)            (7,360)
                                                                                 --------           --------

Total liabilities and owners' equity (capital deficit)                           $ 28,305           $ 34,796
                                                                                 ========           ========


     Included in the balance of "Payable to Golf Trust of America, LP" are working capital advances totaling approximately $6,926,000 which bear interest at 10% per annum. The maturity date for advances of $1,185,000 has been extended from August 25, 2000 to August 25, 2001 with the balance due at the end of the Participating Lease term.

                                                        For the three months ended                      For the nine months ended
                                                               September 30,                                  September 30,
                                                        2000                 1999                      2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                     (UNAUDITED)               (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
     Total Revenues                                 $       7,578              $     5,683          $    27,364         $    19,293
     Operating Loss                                 $      (3,607)             $    (3,002)         $    (4,681)        $    (3,282)
     Net (Loss) Income                              $      (3,741)             $    (1,915)         $    (2,833)        $       225

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Total revenues from Golf Course operations for Legends Golf increased by approximately $1,900,000 to $7,600,000 for the three months ended September 30, 2000. The increase was primarily attributable to revenue from the additional six Golf Courses which were under Participating Leases with Legends subsequent to June 30, 1999. Revenues from the Myrtle Beach and Virginia courses were up by 4.4%; record rainfalls for this quarter reduced play and prevented further increases.

     Operating loss increased from approximately $3,000,000 to $3,600,000 for the three months ended September 30, 1999 and 2000, respectively. The increase is primarily due to the operating losses of the additional Golf Courses offset by a reduction of the allocation of administrative overhead of approximately $147,000.

     Net loss increased from approximately $1,900,000 to $3,700,000 for the three months ended September 30, 1999 and 2000, respectively. The increase is primarily due to the net losses of the additional golf courses and increases in interest expense and lease payments to Golf Trust of America, Inc. of approximately $87,000 and $92,000, respectively, for Myrtle Beach and Virginia, and the recognition of the equity in the loss of Golf Trust of America, Inc. of $1,228,000.

     Total revenue from golf course operations for Legends Golf increased by approximately $8,100,000 to $27,400,000 for the nine months ended September 30, 2000. The increase was primarily attributable to the revenue produced by the six additional courses under Participating Leases Revenues from the Myrtle Beach and Virginia courses were up by 2.1%.

     Operating loss increased by approximately $1,400,000 to $4,700,000 for the nine months ended September 30, 2000. The increase in operating loss was primarily attributable to the losses of the additional Golf Courses of $3,700,000 partially offset by a reduction in the operating loss in Myrtle Beach and Virginia of $100,000. The reduction of $100,000 in operating loss was primarily a result of a reduction in the allocation of administrative overhead and advertising of approximately $511,000 and $39,000, respectively, which were offset by increased interest expense and lease payments to Golf Trust of America, Inc of $248,000 and $246,000 respectively.

     Net income for the nine months ended September 30, 1999 of $225,000 decreased to a loss of $2,833,000 for the nine months ended September 30, 2000. The decrease is primarily attributable to the losses of the additional Golf Courses and increases in interest expense and lease payments of Golf Trust of America, Inc. of approximately $248,000 and $246,000, respectively, and the recognition of the equity in the loss of Golf Trust of America, Inc. of $1,421,000.

10.  SUBSEQUENT EVENTS

     On September 12, 2000, our Board of Directors declared quarterly dividend distributions of $0.44 per common share and $0.58 per Series A preferred share for the quarter ended September 30, 2000, to stockholders of record on September 30, 2000, which were paid on October 16, 2000.

     We reached a settlement with the lessee of Brentwood Golf & Country Club and took over management of this Golf Course on October 2, 2000. The dispute was based upon a material default under their Participating Lease.

     We reached a settlement with the lessee of Osage National Golf Club and took over management of this Golf Course on November 10, 2000. The dispute was based upon a material default under their Participating Lease.

     On November 6, 2000 our Board of Directors authorized us to continue preparation of a draft plan of liquidation and proxy statement to be presented to the Board for its further consideration and ultimately for submission for approval to lenders, stockholders and limited partners among others. In addition, the Board authorized us to enter into non-binding or binding letters of intent and definitive agreements for the sale of one or more Golf Courses, in each case, conditioned upon approval of the Plan of Liquidation

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(provided that, in management's discretion, such agreements may require us to pay reasonable termination fees, if Board or stockholder approvals are not obtained).

     On November 6, 2000 our Board of Directors approved an extension of the maturity date of the working capital Loans in the aggregate amount of $1,200,000 originally extended to Legends National Golf Management, LLC, an affiliate of Larry Young, in August of 1999 to facilitate the transition period to Legends and to cover seasonal financial needs occurring at the time of the assumption of the obligations arising under former Participating Leases held by Granite (see Note 9). The maturity date of the loans was extended one year from August 25, 2000 to August 25, 2001.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND FORMATION

     Golf Trust of America, Inc ("GTA") conducts business through Golf Trust of America, L.P. (the "Operating Partnership"), of which GTA, as of November 10, 2000, owns a 65.3% interest and is the sole general partner through its two wholly owned subsidiaries. Larry D Young, a director of GTA, along with his affiliates, owns 27.3 % of the Operating Partnership and is a significant lessee of our properties. Operators of the Golf Courses, their affiliates and an officer of GTA hold the remaining interest in the Operating Partnership. Interests in the Operating Partnership are denominated in units called "OP Units." Each OP Unit is convertible into one share of our common stock, though we have the right to substitute cash, at the then-current market price. We refer to Golf Trust of America, L.P. as our "Operating Partnership" and we refer to the operating Partnership and GTA (and all their subsidiaries collectively as "we", "us" or our "Company."

     Our Company was formed to capitalize upon consolidation opportunities in the ownership of upscale Golf Courses in the United States. Our principal business strategy, is to own upscale Golf Courses and lease these Golf Courses to qualified third-party operators, which may include the sellers of the Golf Courses.

     Our primary sources of revenue are lease payments under the Participating Leases and mortgage payments under the Participating Mortgage. We generally participate in the increase in gross golf revenues over the base year. Base rent will generally increase each year between 3% and 5% Annual increases in lease payments are generally limited to a maximum of 5% to 7% for the first five years of the lease term.

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


CONCLUSION OF ANALYSIS OF STRATEGIC ALTERNATIVES

     On September 28, 2000, we announced that our Board of Directors has elected to sell the Company or initiate an orderly disposition of the assets of the Company, without precluding consideration of any additional offers of merger, subject to all applicable contractual and legal obligations, including, without limitation, shareholder approval. As background, in February of 2000, we engaged Banc of America Securities LLC to act as our financial advisor to undertake a review of a broad range of strategic alternatives available to us in light of the current and prospective market conditions facing the REIT industry, including, in particular, small cap specialty REITs such as GTA. As a result of information gathered in this process, the continuing review of the strategic alternatives available and based upon the advice from our financial advisor, together with Company counsel and Company management, our Board concluded that it was in the best interests of our shareholder's to either effect a sale of the Company or an orderly disposition of our assets. The Board appointed a special committee of the independent Board members in contemplation of a bid for the Company or the Company's assets from an affiliate of Larry Young, a Company Board member, our largest unit holder, and the owner of our largest lessee.

     On November 6, 2000, our Board of Directors authorized us to continue preparation of a draft plan of liquidation and proxy statement to be presented to the Board for its further consideration, and, if approved, for submission for approval to lenders, stockholders and limited partners among others. In addition, the Board authorized the Company to enter into non-binding or binding letters of intent and definitive agreements for the sale of one or more Golf Courses, in each case, conditioned upon approval of the plan of liquidation (provided that, in management's discretion, such agreements may require us to pay reasonable termination fees, if Board or stockholder approval is not obtained).

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the three months ended September 30, 2000 and 1999, we received $13,784,000 and $14,104,000, respectively, in revenue from the Participating Leases and the Participating Mortgage. The decrease in revenues of $320,000 is primarily due to (1) $704,000 in lost rental revenue from the Golf Courses that have defaulted under their Participating Leases in 2000 (Tierra Del Sol, Palm Desert, Brentwood, Osage and Metamora) (2) a decrease in miscellaneous revenue of $106,000 from straight-line rents and other charges billed to lessees, offset by (3) minimum rent increases and additional rent from improvements of approximately $331,000 which represents a 3% average increase in minimum rents,
(4) a full quarter of rent from the one Golf Course acquired in the third quarter of 1999 resulting in $77,000 in additional revenue, (5) increase in capital expenditure reserve of $73,000, and (6) $9,000 of additional income from the Participating Mortgage composed of $101,000 of additional interest reflecting increased principal outstanding and minimum increases under the Participating Mortgage offset by a decrease of $92,000 in the amount of straight-line interest income recognized on the Participating Mortgage.

     Expenses totaling $36,384,000 and $9,820,000 for the three months ended September 30, 2000 and 1999, respectively, reflect, in both periods, depreciation and amortization, general and administrative expenses, and interest expense. In the three months ended September 30, 2000, a non-cash adjustment in the amount of $25,300,000 was recorded to write-down assets to their estimated fair value in accordance with SFAS No. 121. The increase in expenses related to the normal operations of the business was $1,264,000 which includes $175,000 in additional depreciation expense from a full quarter of depreciation for the acquisition made in third quarter 1999 plus additional depreciation on prior acquisitions and related improvements, a net increase in general and administrative costs of $268,000 and an increase in interest expense of $821,000. The net increase in general and administrative expenses is primarily attributed to (1) an increase in professional fees of $309,000, (2) a settlement fee of $150,000 paid in the default proceedings to assume the leasehold of Brentwood Golf & Country Club, (3) an increase in amortization of loan fees of $114,000 and (4) an increase in Compensation expense for stock grants of $83,000 and (5) $47,000 in increases in other miscellaneous expense categories offset by (6) a $435,000 reduction in Wages & Benefits. Expenses for professional fees include legal, tax, audit, strategic analysis and other miscellaneous professional services. Interest expense was $4,851,000 for the three months ended September 30, 2000 compared to $4,030,000 for the three months ended September 30, 1999 primarily due to significant increases in interest rates plus an increase of approximately $4,000,000 in the average balance of outstanding debt for the third quarter of 2000 versus the third quarter of 1999.

     Other Income (Expense) and Interest Income totaled approximately $564,000 and $377,000 for the three months ended September 30, 2000 and 1999, respectively. Included in Other Income(Expense) for the third quarter of 2000 is $44,000 of Net Loss from Golf Course operations for Tierra Del Sol. We took over operations of this Golf Course on February 7, 2000 as a result of the lessee's default under the Participating Lease. Interest income for the third quarter of 2000 and 1999 was approximately $608,000 and $377,000, respectively. The increase in interest income is primarily due to interest earned on the land and clubhouse loans extended in the purchase of the Pete Dye Golf Club on July 28, 2000 and interest earned on the Sandpiper development tract sold in June 1999.

     For the three months ended September 30, 2000 and 1999, net (loss) income was $(14,347,000) and $2,876,000, respectively. The decrease in net income is primarily the result of the increase in interest expense, together with the fluctuations in other categories as set forth above.

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the nine months ended September 30, 2000 and 1999, we received $42,727,000 and $41,149,000, respectively, in revenue from the Participating Leases and the Participating Mortgage. The increase in revenues of $1,578,000 is due to (1) minimum rent increases and additional rent for improvements of approximately $1,471,000, which equates to approximately

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

a 3% increase period over period, (2) a full nine months of rent and related revenue from the two Golf Courses acquired in 1999, resulting in $936,000 in additional revenue, (3) increase in capital expenditure reserve of $179,000 (4) increase of $38,000 in additional income from the Participating Mortgage, composed of $308,000 of additional interest reflecting increased principal outstanding and minimum increases under the Participating Mortgage offset by a decrease of $270,000 in the amount of straight-line interest income recognized on the Participating Mortgage These increases were offset by (1) a decrease in miscellaneous revenue $128,000 from reduced straight-line rents and other charges billed to lessees and (2) $918,000 in lost rental revenue from the Golf Courses that we have foreclosed upon in 2000 and whose collateral has been exhausted.

     Expenses totaling $57,824,000 and $28,057,000 for the nine months ended September 30, 2000 and 1999, respectively, reflect, in both periods, depreciation and amortization, general and administrative expenses, and interest expense. In the third quarter of 2000, a non-cash adjustment in the amount of $25,300,000 was recorded to write-down assets to their estimated fair value in accordance with SFAS No. 121. The increase in expenses related to the normal operations of the business was $4,467,000 which reflects a full nine months of depreciation of $483,000 for the 1999 acquisitions, plus additional depreciation on prior acquisitions and related improvements of $1,021,000, a net increase in general and administrative costs of $671,000 and an increase in interest expense of $2,292,000. The net increase in general and administrative expenses is attributed to (1) an increase in professional fees of $1,073,000 due to the expenses incurred in the strategic analysis process, legal fees in the lease default litigation proceedings and the settlement fee of $150,000 paid in the Brentwood foreclosure, (2) an increase in amortization of loan fees of $312,000, offset by (3) savings of approximately $714,000 as a result of the reorganization of the Acquisition Department that occurred in the fourth quarter of 1999 and reduced spending in other expense categories. Expenses for professional fees include legal, tax, audit, strategic analysis and other miscellaneous professional services. Interest expense was $13,830,000 for the nine months ended September 30, 2000 compared to $11,538,000 for the nine months ended September 30, 1999, primarily due to the increase of approximately $10,000,000 in the average balance of outstanding debt for the first three quarters of 2000 versus the first three quarters of 1999, coupled with significantly higher interest rates.

     Other Income and Interest Income totaled approximately $1,935,000 and $750,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in the $1,935,000 is $184,000 of Other Income from the redemption of collateral from Tierra Del Sol Golf Club that was retained by us through foreclosure proceedings as a result of the lessee's default on the Participating Lease. Interest income for the first three quarters of 2000 and 1999 was approximately $1,770,000 and $750,000, respectively.

     For the nine months ended September 30, 2000 and 1999, net (loss) income was ($8,695,000) and $8,507,000, respectively. The decrease in net income is primarily the result of lost rental revenue and increased legal expenses from lessee defaults under Participating Leases in addition to higher interest expense.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LEGAL MATTERS

     MYSTIC CREEK GOLF COURSE

     It is our intention to continue the eviction action that was automatically stayed by the bankruptcy court on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the Participating Lease (by bringing rent current) or reject the Participating Lease (which would mean a return of the Golf Course to us). In accordance with legal requirements the lessee continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. As ordered by the bankruptcy court, the debtor has paid us post-petition rent in the amount of $85,000 per month, due by the 25th of each month, for the months of June through September 2000. The discovery phase of the adversary proceeding is scheduled to be concluded by mid-December and a trial date should be set for mid-January 2001. The parties have produced documents pursuant to the discovery process and depositions are underway and should be concluded by the end of November. The court has scheduled an evidentiary hearing for November 22, 2000 to set the amount of post-petition rent the tenant shall be required to pay subsequent to September 2000. Under our current assumptions, the value of the lessee's collateral securing the obligations of the defaulting lessee under the Participating Lease is adequate to cover accrued rent (approximately $1,120,000 through October 31, 2000). No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on August 14, 2000.

     OSAGE NATIONAL GOLF CLUB

     We filed an eviction action against the lessee on May 30, 2000 as a result of the lessee's default under the Participating Lease. On June 20, 2000, 66,124 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. No Revenue has been recognized for this Golf Course subsequent to June 2000. On August 1, 2000, the lessee and the prior owner of the Golf Course filed suit against us in the United States District Court, Eastern District of Missouri. The lessee and the prior owner of the Golf Course allege in their suit that misrepresentations were made during negotiations for the purchase of the Golf Course that amount to breach of contract and fraud. As relief, the lessee and the prior owner of the Golf Course are asking the court to award them the cash value of the OP Units granted them at the time of the Golf Course purchase as well as treble damages and other punitive damages, lost profits, costs and rescission of the Participating Lease.

A trial was scheduled in the eviction action for late October but on October 25, 2000 we, together with the lessee and the previous owner of the Golf Course, entered into a settlement letter under which the lessee delivered possession of the Golf Course to us on November 10, 2000 which resolved the eviction action. We, together with the lessee, are currently negotiating to execute and deliver an option to the lessee (or its affiliate) to purchase the Golf Course for $8,000,000 plus an amount equal to our carrying costs of the Golf Course until the property is sold plus any amount we fund to clear liens. The option must be exercised on or before February 28, 2001 and the Golf Course must be sold on or before April 2, 2001. We are also negotiating as part of the option that the action brought by the previous owner of the Golf Course against us related to securities matters will be dismissed, with prejudice, so that no claims will then be outstanding between the parties.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q filed on August 14, 2000.

     BRENTWOOD GOLF & COUNTRY CLUB

     On June 20, 2000, 24,482 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed for a total value of $390,649. This amount plus $343,749, the proceeds from the redemption of two certificates of deposit also pledged as collateral for the lessee's obligations under the Participating Lease which were liquidated on June 14, 2000, were applied to outstanding rent through May 2000, which totaled $675,415. The balance of $58,978 was accrued to cover legal fees associated with these proceedings No Revenue has been recognized for this Golf Course subsequent to May 2000. We have been operating this Golf Course since October 2, 2000, when the lessee agreed to deliver possession to us as a part of a settlement of claims. We had previously filed an eviction action and the lessee filed a counterclaim alleging certain defenses and claims against us. All of the lawsuits were dismissed, with prejudice, as of October 2, 2000. As consideration for the lessee delivering possession of the Golf Course to us, we agreed to pay $150,000 and purchase inventories and accounts receivable. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on August 14, 2000.

     PALM DESERT COUNTRY CLUB

     We have been operating this Golf Course since September 5, 2000, when the tenant agreed to deliver possession of the Golf Course to us pursuant to a settlement arrangement with the lessee and previous owner of the Golf Course based on such lessee's default under the Participating Lease. On September 5, 2000, we redeemed 32,986 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf course for a total value of $460,784. Of this amount, $246,651 was applied to outstanding rent through August 2000 and the balance was applied to accrued legal fees incurred during this litigation and to outstanding payables assumed in the settlement agreement. On September 20, 2000, we entered into a letter of intent with Sunterra Golf to sell the Golf Course to them (or an affiliate) for $4,500,000. On October 10, 2000, we and Pacific Golf Enterprises LLC, an affiliate of Sunterra Golf, entered into a Purchase and Sale Agreement whereby Pacific Golf Enterprises LLC agreed to purchase the Golf Course for $4,500,000 within 60 days after the end of the due diligence period. The due diligence period is expected to expire on or before November 30, 2000; therefore, a closing is expected to occur on or before January 31, 2001. This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval.

     We can not be certain whether this Golf Course will be sold in accordance with the terms of the applicable Purchase and Sale Agreement or otherwise, or whether if such closing occurs that the closing will occur within the agreed-upon time frame.

     TIERRA DEL SOL GOLF CLUB

     We have been operating this Golf Course since February 7, 2000 when the lessee was evicted after we took possession resulting from its material default under the Participating Lease. OP Units initially pledged as collateral for the lessees' performance of its obligations under the Participating Lease by the former lessee of the Golf Course have been redeemed and were applied to past due rent obligations and other accrued charges. The remaining collateral balance of $184,000 (equivalent to approximately five months of base rent) was recognized as Other Income in the first quarter of 2000. The 90-day grace period allowed by the Internal Revenue Service during which the Gross Golf Course Revenues are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, Gross Golf Course Revenues subsequent to this date will be disqualified for REIT tax purposes.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     WEKIVA GOLF CLUB/SWEETWATER COUNTRY CLUB

     We, together with Diamond Players Club, L.C., an affiliate of the tenants at the Sweetwater and Wekiva Golf Courses, entered into a Purchase and Sale Agreement dated October 10, 2000 in which, Diamond Players Club, L.C. agreed to purchase the Golf Courses for $10,000,000. The closing is scheduled to take place on or before December 15, 2000 During the period up until December 15, 2000, we have agreed to defer receipt of rent due under these Participating Leases. The Purchase and Sale Agreement contemplates that if the transaction does not close on or before December 15, 2000, the tenant is then required to conform all lease obligations and forfeits his $100,000 deposits. This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval.

     We can not be certain whether these Golf Courses will be sold in accordance with the terms of the applicable Purchase and Sale Agreements or otherwise, or whether if such closings occur that the closings will occur within the agreed-upon time frames.

     METAMORA GOLF & COUNTRY CLUB

     On September 15, 2000, we filed an eviction action against the tenant in the District Court of Lapeer County, Michigan as a result of the lessee's default under the Participating Lease. On September 25, 2000, we redeemed 10,169 Preferred OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf course for a total value of $140,842. Of this amount, $133,960 was applied to outstanding rent through August 2000 and the balance was applied to accrued legal fees incurred during this litigation. We also filed separate actions in the Circuit Court for Oakland County against Detroit Mortgage & Realty Company (DM&R) as a result of its failure to make payment upon the presentment of a letter of credit, and against the principals of DM&R and Total Golf, Inc , the lessee, for fraud. On October 19, 2000, we, together with the tenant, entered into a settlement agreement in which we have agreed to sell the Golf Course to the tenant for $5,570,000 less amounts held as capital replacement reserves escrowed at the closing of the original transaction. The closing of this transaction is scheduled for January 19, 2001. This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval. If the tenant fails to purchase the Golf Course on or before January 19, 2001, the tenant agrees to deliver quiet possession of the property to us within ten days thereafter. We together with the tenant are in the process of finalizing a Purchase and Sale Agreement and documentation related to the dismissal of the Circuit Court lawsuits as well as the tenant's stipulation in the eviction action that possession will be delivered to us as described above.

     We can not be certain whether this Golf Course will be sold in accordance with the terms of the applicable Purchase and Sale Agreement or otherwise, or whether if such closing occurs that the closing will occur within the agreed-upon time frame.

OTHER INFORMATION

     We are currently in discussions with certain of our lessees, namely those lessees of Sandpiper, Innisbrook and Legends Golf Courses, regarding certain terms and conditions of the their applicable Participating Lease and related documents to ascertain the lessees' compliance with their Participating Lease and related obligations.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash flow from operating activities for the nine months ended September 30, 2000 and 1999 was $23,217,000 and $18,733,000, respectively. This reflects net income, plus non-cash charges to income for depreciation, loan cost amortization, income applicable to minority interest, restricted stock compensation amortization, straight line rents and interest, and working capital changes.

     Our investing activities reflect golf course improvements and capital replacement reserve costs of $2,987,000 for the first nine months of 2000 compared to $21,049,000 for the first nine months of 1999. The 2000 improvements consisted primarily of $627,000 invested in Cypress Creek Golf Club, $751,000 invested at Cooks Creek to replace assets destroyed in the fire last year, $624,000 invested in Eagle Ridge for capital replacements, $185,000 invested at Sandpiper, plus $800,000 invested in miscellaneous improvements, replacements and capitalized costs among the other Golf Courses. The investments made in the first nine months of 1999 included the $3,300,000 acquisition of an additional nine holes at Northgate Country Club, the cash portion of the purchase of the Metamora Golf Course for $5,000,000, the cash portion of the purchase of the Pete Dye Golf Course of $4,000,000, the cash portion of the Olde Atlanta re-capitalization of $293,000 and approximately $3,600,000 for improvements at Eagle Ridge and other Golf Courses.

     During the first nine months of 2000, our financing activities netted to a use of cash of $19,460,000. We borrowed $2,000,000 under the unsecured line of credit, paid loan fees of $233,000 related to the six-month extension of the unsecured line of credit, made new officer loans of $226,000, paid principle payments on the note payable of $249,000, paid $31,000 in fees associated with the 1999 issuance of Preferred Stock and paid dividends and partner distributions of $18,497,000 net of a $45,000 equity adjustment for one partner. In addition, $2,269,000 in financing activities resulted from the foreclosure of OP Unit collateral securing the lessees' performance under Participating Leases. Included in this amount is $184,000 in Other Income, which was OP Unit value in excess of the outstanding obligations (approximately 10,555 OP Units) of Tierra Del Sol Golf Club. This compares to net cash provided by financing activities of $7,874,000 for the first nine months of 1999 During that period, we sold 800,000 of our Series A preferred shares for gross proceeds of $20,000,000, net of associated costs of $878,000. With the net proceeds together with net borrowings on the line of credit of $7,775,000, we repaid notes of $5,245,000, paid loans costs associated with the amendment and restatement of the credit facility of $1,508,000, made new officer loans of $1,341,000 redeemed OP Units of $2,814,000, and paid dividends and partner distributions of $18,115,000 for the nine months ended September 30, 1999. In addition, we had $10,000,000 in proceeds from new debt associated with the purchase of the Pete Dye Golf Club.

FINANCING AND CAPITAL RESOURCES

     In April 1999, we amended and restated our unsecured Revolving Credit Facility ("Credit Facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. We pay interest-only on the Credit Facility, with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios. At September 30, 2000, all amounts outstanding under the Credit Facility were based on the Eurodollar rate and a margin of 1.75% for an average interest rate of 8.1% per annum.

     The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction-in-progress, loan to officers and changes in the Board of Directors, among others. At the present time, the value of our unencumbered pool does not satisfy the 175% coverage requirement in our Credit Facility agreement due to the fact that three properties were excluded from our unencumbered pool in the third quarter. One as a result of a material default under the applicable Participating Lease and two for failing the Gross Golf Revenue test as set forth in the Credit Facility agreement. In addition, we did not meet the required Interest Coverage ratio this quarter which resulted in a financial covenant violation. As a result of this coverage deficit, we are currently in violation of our Credit Facility covenants but have met with the Administrative Agent for our Banking Syndicate and are negotiating a covenant waiver. We can provide no assurance that we will obtain any final agreement which will provide relief under the Credit Facility or that the performance of other lessees under Participating Leases will not also trigger covenant violations.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     In addition to the amended and restated Credit Facility, on April 6, 1999, we also obtained a $25.0 million unsecured line of credit from Bank of America. The rates, covenants, conditions and other material provisions are essentially the same as the Credit Facility, except for the term, which was one year with an expiration date of April 1, 2000. In March of 2000, a six-month extension was granted with a new maturity date of October 1, 2000. On October 1, 2000, the amount was reduced from $25.0 million to $10.0 million and extended to March 31, 2001. The extension was granted with the same pricing that was in effect under the original line plus a 3/4% up-front commitment fee.

     We have on file with the Securities and Exchange Commission a universal shelf registration statement relating to the issuance of debt securities, common stock or preferred stock as well as re-sales of securities issued upon redemption of certain OP Units by their holders, with a remaining availability of approximately $280.0 million minus any registered re-sales by OP Units holders. The exact amount of debt, common stock or preferred stock issued will depend on acquisitions, asset sales, our unsecured debt and preferred stock ratings, and the general interest rate environment.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

FUNDS FROM OPERATIONS AND CASH AVAILABLE  FOR DISTRIBUTION

     We consider Funds From Operations ("FFO") as an appropriate measure of performance of an equity REIT In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), FFO represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring or sales of property, plus depreciation of real property, and after adjustments for unconsolidated partnership and joint ventures. The depreciation that is added back in this calculation is net of the depreciation expense for corporate assets. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and make capital expenditures. Compliance with the NAREIT definition of FFO is voluntary. Accordingly, our calculation of funds from operations in accordance with the NAREIT definition may be different than similarly titled measures used by other REITs.

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

FFO and CAD for the three months ended September 30, 2000 and 1999 presented on a historical basis are summarized in the following table:

                                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                               SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                               ----------------------------------------
                                                                  (UNAUDITED)         (UNAUDITED)

(Loss) Income before minority interest .....................       $(22,036)               $ 4,661
Write-down of certain assets to estimated fair value .......         25,300                     --
Depreciation and amortization for real estate assets .......          4,474                  4,297
                                                                ---------------------------------------

Funds from operations (FFO) ................................          7,738                  8,468
   Preferred dividends .....................................           (463)                  (463)
   Preferred distributions .................................            (30)                   (27)
                                                                ---------------------------------------

  FFO available to common stockholders &
     OP unit holders .......................................          7,245                  8,468

Adjustments:
  Non-cash mortgage interest and rent ......................            (82)                  (232)
  Capital expenditure reserve ..............................           (657)                  (623)
                                                                ---------------------------------------

Cash available for distribution to common stockholders
and OP unit holders ........................................       $  6,506                $ 7,613
                                                                =======================================

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not entered into any transactions using derivative commodity instruments We are subject to market risk associated with changes in interest rates. Prior to the expiration of our interest rate swap agreement on March 27, 2000, our interest rate exposure was primarily limited to our $135.9 million of debt outstanding as of that date that was priced at floating interest rates. As of the date of this filing, we have not entered into a new interest rate swap agreement; therefore, the total outstanding debt subject to interest rate exposure is $212.7 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $532,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt Reference is made to Item 2 and Note 5 of Item 1 for additional debt information.

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

     MYSTIC CREEK GOLF COURSE

     It is our intention to continue the eviction action that was automatically stayed by the bankruptcy court on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the Participating Lease (by bringing rent current) or reject the Participating Lease (which would mean a return of the Golf Course to us). In accordance with legal requirements the lessee continues to operate the Golf Course pending the resolution of the pending action and its bankruptcy. As ordered by the bankruptcy court, the debtor has paid us post-petition rent in the amount of $85,000 per month, due by the 25th of each month, for the months of June through September 2000. The discovery phase of the adversary proceeding is scheduled to be concluded by mid-December and a trial date should be set for mid-January 2001. The parties have produced documents pursuant to the discovery process and depositions are underway and should be concluded by the end of November. The court has scheduled an evidentiary hearing for November 22, 2000 to set the amount of post-petition rent the tenant shall be required to pay subsequent to September 2000. Under our current assumptions, the value of the lessee's collateral securing the obligations of the defaulting lessee under the Participating Lease is adequate to cover accrued rent (approximately $1,120,000 through October 31, 2000). No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on August 14, 2000.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


     OSAGE NATIONAL GOLF CLUB

     We filed an eviction action against the lessee on May 30, 2000 as a result of the lessee's default under the Participating Lease. On June 20, 2000, 66,124 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. No Revenue has been recognized for this Golf Course subsequent to June 2000. On August 1, 2000, the lessee and the prior owner of the Golf Course filed suit against us in the United States District Court, Eastern District of Missouri. The lessee and the prior owner of the Golf Course allege in their suit that misrepresentations were made during negotiations for the purchase of the Golf Course that amount to breach of contract and fraud. As relief, the lessee and the prior owner of the Golf Course are asking the court to award them the cash value of the OP Units granted them at the time of the Golf Course purchase as well as treble damages and other punitive damages, lost profits, costs and rescission of the Participating Lease. A trial was scheduled in the eviction action for late October but on October 25, 2000 we, together with the lessee and the previous owner of the Golf Course, entered into a settlement letter under which the lessee delivered possession of the Golf Course to us on November 10, 2000 which resolved the eviction action. We, together with the lessee, are currently negotiating to execute and deliver an option to the lessee (or its affiliate) to purchase the Golf Course for $8,000,000 plus an amount equal to our carrying costs of the Golf Course until the property is sold plus any amount we fund to clear liens. The option must be exercised on or before February 28, 2001 and the Golf Curse must be sold on or before April 2, 2001. We are also negotiating as part of the option that the action brought by the previous owner of the Golf Course against us related to securities matters will be dismissed, with prejudice, so that no claims will then be outstanding between the parties.

     No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q filed on August 14, 2000.

         BRENTWOOD GOLF & COUNTRY CLUB

     On June 20, 2000, 24,482 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf Course were redeemed for a total value of $390,649. This amount plus $343,749, the proceeds from the redemption of two certificates of deposit also pledged as collateral for the lessee's obligations under the Participating Lease which were liquidated on June 14, 2000, were applied to outstanding rent through May 2000, which totaled $675,415. The balance of $58,978 was accrued to cover legal fees associated with these proceedings. No Revenue has been recognized for this Golf Course subsequent to May 2000. We have been operating this Golf Course since October 2, 2000, when the lessee agreed to deliver possession to us as a part of a settlement of claims. We had previously filed an eviction action and the lessee filed a counterclaim alleging certain defenses and claims against us. All of the lawsuits were dismissed, with prejudice, as of October 2, 2000. As consideration for the lessee delivering possession of the Golf Course to us, we agreed to pay $150,000 and purchase inventories and accounts receivable. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on August 14, 2000.

     PALM DESERT COUNTRY CLUB

     We have been operating this Golf Course since September 5, 2000, when the tenant agreed to deliver possession of the Golf Course to us pursuant to a settlement arrangement with the lessee and previous owner of the Golf Course based on such lessee's default under the Participating Lease. On September 5, 2000, we redeemed 32,986 OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


course for a total value of $460,784. Of this amount, $246,651 was applied to outstanding rent through August 2000 and the balance was applied to accrued legal fees incurred during this litigation and to outstanding payables assumed in the settlement agreement. On September 20, 2000, we entered into a letter of intent with Sunterra Golf to sell the Golf Course to them (or an affiliate) for $4,500,000 On October 10, 2000, we and Pacific Golf Enterprises LLC, an affiliate of Sunterra Golf, entered into a Purchase and Sale Agreement whereby Pacific Golf Enterprises LLC agreed to purchase the Golf Course for $4,500,000 within 60 days after the end of the due diligence period. The due diligence period is expected to expire on or before November 30, 2000; therefore, a closing is expected to occur on or before January 31, 2001. This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval.

     We can not be certain whether this Golf Course will be sold in accordance with the terms of the applicable Purchase and Sale Agreement or otherwise, or whether if such closing occurs that the closing will occur within the agreed-upon time frame.

     TIERRA DEL SOL GOLF CLUB

     We have been operating this Golf Course since February 7, 2000 when the lessee was evicted after we took possession resulting from its material default under the Participating Lease. OP Units initially pledged as collateral for the lessees' performance of its obligations under the Participating Lease by the former lessee of the Golf Course have been redeemed and were applied to past due rent obligations and other accrued charges. The remaining collateral balance of $184,000 (equivalent to approximately five months of base rent) was recognized as Other Income in the first quarter of 2000. The 90-day grace period allowed by the Internal Revenue Service during which the Gross Golf Course Revenues are qualifying income for REIT tax purposes expired on May 6, 2000; therefore, Gross Golf Course Revenues subsequent to this date will be disqualified for REIT tax purposes.

     WEKIVA GOLF CLUB/SWEETWATER COUNTRY CLUB

     We, together with Diamond Players Club, L.C., an affiliate of the tenants at the Sweetwater and Wekiva Golf Courses, entered into a Purchase and Sale Agreement, dated October 10, 2000, in which Diamond Players Club L.C. agreed to purchase the Golf Courses for $10,000,000. The closing is scheduled to take place on or before December 15, 2000 During the period up until December 15, 2000, we have agreed to defer receipt of rent due under these Participating Leases. The Purchase and Sale Agreement contemplates that if the transaction does not close on or before December 15, 2000. This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval.

     We can not be certain whether these Golf Courses will be sold in accordance with the terms of the applicable Purchase and Sale Agreements or otherwise, or whether if such closings occur that the closings will occur within the agreed-upon time frames.

     METAMORA GOLF & COUNTRY CLUB

     On September 15, 2000, we filed an eviction action against the tenant in the District Court of Lapeer County, Michigan as a result of the lessee's default under the Participating Lease. On September 25, 2000, we redeemed 10,169 Preferred OP Units initially pledged as collateral for the Participating Lease by the prior owner of the Golf course for a total value of $140,842. Of this amount, $133,960 was applied to outstanding rent through August 2000 and the balance was applied to accrued legal fees incurred during this litigation. We also filed separate actions in the Circuit Court for Oakland County against Detroit Mortgage & Realty Company (DM&R) as a result of its failure to make payment upon the presentment of a letter of credit, and against the principals of DM&R and Total Golf, Inc., the lessee, for fraud. On October 19, 2000, we, together with the tenant, entered into a settlement agreement in which we have agreed to sell the Golf Course to the tenant for $5,570,000 less amounts held as capital replacement reserves escrowed at the closing of the original transaction. The closing of this transaction is scheduled for January 19, 2001. This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval. If the tenant fails to purchase the Golf Course on or before January 19, 2001, the tenant agrees to deliver quiet possession of the property to us within ten days thereafter. We together with the tenant are in the process of finalizing a Purchase and Sale Agreement and documentation related to the dismissal of the Circuit Court lawsuits as well as the tenant's stipulation in the eviction action that possession will be delivered to us as described above.
This asset sale is being pursued in accordance with our original 2000 business plan in the normal course of business and is not subject to shareholder approval.

We cannot be certain whether this Golf Course will be sold in accordance with the terms of the applicable Purchase and Sale Agreement or otherwise, or whether if such closing occurs that the closing will occur within the agreed-upon time frame.

OTHER INFORMATION

     We are currently in discussions with certain of our lessees, namely those lessees of Sandpiper, Innisbrook and Legends Golf Courses, regarding certain terms and conditions of the their applicable Participating Lease and related documents to ascertain the lessees' compliance with their Participating Lease and related obligations.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction-in-progress, loans to officers and changes in the Board of Directors, among others. At the present time, the value of our unencumbered pool does not satisfy the 175% coverage requirement in our Credit Facility agreement due to the fact that three properties were excluded from our unencumbered pool in the third quarter. One as a result of a material default under the applicable participating lease and two for failing the Gross Golf Revenue test as set forth in the Credit Facility agreement. In addition, we did not meet the required Interest Coverage ratio this quarter which resulted in a financial covenant violation. As a result of this coverage deficit and the shortfall of the interest coverage ratio, we are currently in violation of our Credit Facility covenants but have met with the Administrative Agent for our Banking Syndicate and are negotiating and are negotiating a covenant waiver. We can provide no assurance that we will obtain any final agreement which will provide relief under the Credit Facility or that the performance of other lessees under Participating Leases will not also trigger covenant violations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2000.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit 27    Financial Data Schedule

         (b)       Reports on Form 8-K

          During the quarter ended September 30, 2000, we filed a report on Form 8-K, dated September 28, 2000, describing under Item 5 the conclusion of our analysis of strategic alternatives process

     The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 (and are numbered in accordance with Item 601 of Regulation S-K) Items marked with an asterisk

(*) are filed herewith.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NO                DESCRIPTION

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

4.1 Form of Share Certificate for the Common Stock (previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference)

4.2 Form of Share Certificate for the Series A Preferred Stock (previously filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

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

10.1.2 First Amendment to the Partnership Agreement, dated as of February 1, 1998 (previously filed as Exhibit 10.0.2 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

10.1.3* Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through March 22, 2000 (previously filed as Exhibit 10.1.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000.

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


10.1 4 Designation of Class B Common OP Units of the Operating Partnership, dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

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

10.2.1 Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc , as Guarantors, the Lenders referred to therein, and NationsBank N A , as Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.2.2. Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc , as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to the Company's Amended Annual Report on Form 10-K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3            Amended and Restated Credit Agreement, dated as of March
                  31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc , as Guarantors, the Lenders referred to therein, NationsBank, N A , as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N A , as Documentation Agent (previously filed as Exhibit 10.2.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.3.1 Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc.and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.3.2* First Amendment to and Restatement of Amended and Restated Credit Agreement, dated as of April 6, 2000, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., and Sandpiper-Golf Trust, LLC, as Guarantors, the Lenders referred to therein, Bank of America, N.A. as Lender and Administrative Agent for the Lenders.

10.3.3* Amendment to and Restatement of Credit Agreement, dated as of October 1, 2000, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., and Sandpiper-Golf Trust, LLC, as Guarantors, the Lenders referred to therein, Bank of America, N.A. as Lender and Administrative Agent for the Lenders.

10.4 Loan Agreement, dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.5 1997 Non-Employee Directors' Plan of the Company (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Commission File No.333-15965) Amendment No 1 (filed January 15, 1997) and incorporated herein by reference).

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


10.6 1997 Stock Incentive Plan (the "Original 1997 Plan") of the Company (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No 333-15965) Amendment No.1 (filed January 15, 1997) and incorporated herein by reference).

10.7              1997 Stock-Based Incentive Plan of the Company (the "New
                  1997 Plan") (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File No.000-22091), filed August 15, 1997, and incorporated herein by reference).

10.8 Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.9 Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (Commission File No.000-22091), filed August 15, 1997, and incorporated herein by reference).

10.10 General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit
                  10.14 to the Company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.11             Form of Restricted Stock Award Agreement for use under the
                  New 1997 Plan (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Commission File No 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.12 1998 Stock-Based Incentive Plan of the Company (previously filed as Exhibit A to the Company's definitive Proxy Statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.13 Employee Stock Purchase Plan of the Company (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.14 Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Commission File No 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.15 First Amended and Restated Employment Agreement between the Company and W Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16 Second Amended and Restated Employment Agreement between the Company and Scott D Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.17 Stock Purchase Agreement, dated April 2, 1999, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc., GTA LP, Inc and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.18 Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


21.1* List of Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed March 30, 2000).

27.1*             Financial Data Schedule

                           GOLF TRUST OF AMERICA, INC
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


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

                                        GOLF TRUST OF AMERICA, INC., registrant


                                        By: /s/ W. Bradley Blair, II
                                            -----------------------------------
                                            W. Bradley Blair, II
                                            President and Chief
                                             Executive Officer






/s/ W. Bradley Blair, II                    11/14/00
---------------------------------------     -------
W. Bradley Blair, II                        Date
President, Chief Executive Officer and
Chairman of the Board of Directors



/S/ Scott D. Peters                         11/14/00
---------------------------------------     --------
Scott D. Peters                             Date
Senior Vice President and
Chief Financial Officer

                           GOLF TRUST OF AMERICA, INC



                                  EXHIBIT INDEX

     Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

     The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

NO                DESCRIPTION

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

                           GOLF TRUST OF AMERICA, INC


10.1.3* Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through March 22, 2000 (previously filed as Exhibit 10.1.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000.

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

10.2.1 Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.2.3 Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to the Company's Amended Annual Report on Form 10-K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3 Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc , as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N.A., as Documentation Agent (previously filed as Exhibit 10.2.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.3.1 Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.3.2* First Amendment to and Restatement of Amended and Restated Credit Agreement, dated as of April 6, 2000, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., and Sandpiper-Golf Trust, LLC, as Guarantors, the Lenders referred to therein, Bank of America, N.A. as Lender and Administrative Agent for the Lenders.

10.3.3* Amendment to and Restatement of Credit Agreement, dated as of October 1, 2000, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., and Sandpiper-Golf Trust, LLC, as Guarantors, the Lenders referred to therein, Bank of America, N.A. as Lender and Administrative Agent for the Lenders.

10.4 Loan Agreement, dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

                           GOLF TRUST OF AMERICA, INC


10.5 1997 Non-Employee Directors' Plan of the Company (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Commission File No 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.6 1997 Stock Incentive Plan (the "Original 1997 Plan") of the Company (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Commission File No 333-15965) Amendment No 1 (filed January 15, 1997) and incorporated herein by reference).

10.7 1997 Stock-Based Incentive Plan of the Company (the "New 1997 Plan") (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (Commission File No 000-22091), filed August 15, 1997, and incorporated herein by reference).

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

10.15 First Amended and Restated Employment Agreement between the Company and W Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16 Second Amended and Restated Employment Agreement between the Company and Scott D Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

                           GOLF TRUST OF AMERICA, INC


10.19 Stock Purchase Agreement, dated April 2, 1999, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc., GTA LP, Inc and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.20 Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

21.1* List of Subsidiaries of the Company (previously filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K, filed March 30, 2000).

27.1*             Financial Data Schedule