Form 10-K405
period 2000-12-31
GOLF TRUST OF AMERICA INC
filed 2001-03-14
CIK 1024126

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------
                          GOLF TRUST OF AMERICA, INC.

             (Exact name of registrant as specified in its charter)

                 MARYLAND                                   33-0724736
     (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
              Incorporation)

                             14 NORTH ADGER'S WHARF
                              CHARLESTON, SC 29401
              (Address of principal executive offices) (zip code)

                                 (843) 723-4653
                               (Telephone number)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On March 5, 2001 there were 8,217,555 common shares outstanding of the registrant's only class of common stock. Based on the March 5, 2000 closing price of $8.99 per share, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $71,310,217.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits to our company's prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GOLF TRUST OF AMERICA, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS


PART I......................................................      1
  ITEM 1. BUSINESS..........................................      1
    General Description of our Business.....................      1
    The Operating Partnership and our Subsidiaries..........      2
    Legends.................................................      3
    Summary Diagram.........................................      4
    Recent Developments.....................................      4
    Financial Information About Industry Segments...........      9
    Narrative Description Of Business.......................      9
    The Golf and REIT Industries............................     14
    Foreign Operations......................................     15
  ITEM 2. PROPERTIES........................................     15
    Resort Courses..........................................     16
    High-End Daily Fee Courses..............................     17
    Private Club Courses....................................     18
    The Participating Leases................................     18
  ITEM 3. LEGAL PROCEEDINGS.................................     23
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
    HOLDERS.................................................     28
    Fourth Quarter 2000.....................................     28
    Deadline for Submitting Stockholder Proposals for our
     2001 Annual Meeting....................................     28

PART II.....................................................     29
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS.....................................     29
    Market Information......................................     29
    Shareholder and OP Unitholder Information...............     30
    Dividends...............................................     30
    Recent Sales of Unregistered Securities.................     31
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA..............     32
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................     34
    Plan of Liquidation.....................................     34
    Dispositions............................................     37
    Results of Operations...................................     37
    Lessee Defaults and Legal Proceedings...................     39
    Liquidity and Capital Resources.........................     39
    Credit Facility and Line of Credit......................     41
    Commitments to Lessees..................................     41
    Loans to Officers.......................................     42
    Funds From Operations and Cash Available for
     Distribution...........................................     42
    Recent Accounting Pronouncements........................     43
    Inflation...............................................     43
    Seasonality.............................................     43

                                      (i)


  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK.............................................     44
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......     44
  ITEM 9. CHANGES IN OUR CERTIFIED PUBLIC ACCOUNTANT........     44

PART III....................................................     45
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
    REGISTRANT..............................................     45
    Biographical Information................................     45
    Committees..............................................     47
    Director Compensation...................................     47
    Directors and Officers Insurance........................     48
    Indemnification.........................................     48
    Section 16(a) Beneficial Ownership Reporting
     Compliance.............................................     48
  ITEM 11. EXECUTIVE COMPENSATION...........................     48
    Summary Compensation Table..............................     48
    Option Grants for Last Fiscal Year......................     50
    Option Exercises in 2000 and Year-End Option Values.....     50
    Employment Agreements...................................     50
    Covenants Not to Compete................................     51
    Change of Control Agreements............................     52
    Report Of The Compensation Committee On Executive
     Compensation...........................................     52
    Stock Performance Graph.................................     56
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT..........................................     57
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...     59
    Transactions with Management and Others.................     59
    Indebtedness of Management..............................     59

PART IV.....................................................     60
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
    REPORTS ON FORM 8-K.....................................     60
    Financial Statements and Schedules......................     60
    Exhibits................................................     60
    Reports On Form 8-K.....................................     60

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS........     61

INDEX TO FINANCIAL STATEMENTS...............................    F-1

EXHIBIT INDEX

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF OUR BUSINESS

    We are a real estate investment trust formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this annual report, the term "company" generally includes GTA, the operating partnership and all of our subsidiaries.

    Our board of directors has adopted a plan for the complete liquidation and dissolution of our company. We intend to present this plan to stockholders for their approval. Management estimates that, if stockholders approve the plan, total liquidating distributions to common stockholders will be within the range of $10.43 to $14.18 per share and will be paid within 12 to 24 months following stockholder approval. This estimated distribution range is based on numerous assumptions, notably including the sale prices of assets for which no definitive sale agreements or letters of intent are in place. Although management believes our assumptions are reasonable, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed. One of our financial advisors, Houlihan Lokey Howard & Zukin, has estimated that liquidating distributions will range from $9.53 to $13.26 per share.

    If the plan of liquidation is not approved by our stockholders, our board of directors will meet to consider the best remaining alternative course of action for our company. In that event, we cannot currently predict what that course of action would be, since it will depend upon facts and circumstances at that time. We have experienced multiple lessee defaults over the past year and our lenders have asserted that our senior credit facility is in default. If we cannot work out an arrangement with our creditors, such as sales of assets pursuant to the plan of liquidation so as to pay down our outstanding debt, they may accelerate our debt, which may result in adverse financial consequences to our company, including seeking protection from creditors under the bankruptcy code.

    Throughout this annual report, we describe our historical business strategy. Readers should understand that if the plan of liquidation is approved by stockholders, we intend to depart from our historical strategy and engage in an orderly liquidation of our assets. Under Maryland law, the sale of all or substantially all of our assets requires stockholder approval. However, even if the plan of liquidation is not approved by stockholders, we may decide to continue making strategic dispositions, within the limits imposed by law. We have no current intent to engage in acquisitions in the foreseeable future.

    Currently, our company holds an interest in 44 golf courses, 40 of which are owned by us and four of which serve as collateral for a 30-year participating mortgage loan made by our company, as lender. Of the 40 golf courses that we own, we held 37.5 in fee simple and 2.5 pursuant to long-term ground leases. Throughout this annual report, we state golf course quantities in terms of 18-hole equivalents, such that one 27-hole golf course facility would be counted as 1.5 golf courses.

    Our golf courses are located in:

- Florida (14)            - Virginia (2)            - Kansas
- South Carolina (6)      - Michigan (3.5)          - New Mexico
- Illinois (3.5)          - Missouri (1.5)          - North Carolina
- California (2.5)        - Nebraska (1.5)          - Ohio
- Georgia (2)             - Texas (1.5)             - West Virginia
                          - Alabama

    We had no significant operations prior to our initial public offering of common stock, or IPO, in February 1997. In our IPO, we raised net proceeds of approximately $73.0 million and acquired ten golf courses, including seven golf courses from a group of affiliated companies named Legends. In November 1997, we raised net proceeds of approximately $82.7 million in a follow-on public offering of common stock. Since the IPO, we acquired interests in 37 additional golf courses. We recently completed the sale of three golf courses.

    We elected to be taxed as a REIT for federal income tax purposes for the year ended December 31, 1997 and have not revoked that election. If we continue to comply with the REIT requirements under the tax code, we will generally not be required to pay income tax at the corporate level.

    Because of the tax rules applicable to REITs, we generally cannot operate our golf courses. Thus, when we acquired each golf course, we leased it back to an affiliate of the seller or to another operator. All of our leases are participating leases, which allow us to participate in our tenants' revenue growth at the golf courses under limited circumstances. In most cases we preferred to lease the golf course back to the seller's affiliate since we believed that the seller's familiarity with local conditions and continuity of management would facilitate the golf course's growth and profitability. For example, we leased the seven golf courses that we acquired from Legends at the IPO back to affiliates of Legends. However, we also have developed relationships with multi-course operators who lease a number of our golf courses.

    One exception to the REIT rule against operating our own golf courses is that if one or more of our tenants defaults under its lease, the tax code allows a 90-day grace period after eviction of the tenant during which we may operate the golf course and during which our revenues from operations will remain qualifying income for REIT tax purposes. At the expiration of this 90-day period, we generally need to either sell the golf course, lease it to an experienced golf course operator, or reach an agreement with an independent contractor to assume management of the golf course. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the eviction occurred. If one of these options is not implemented, after the expiration of the 90-day period, the revenues from operations at the golf course will generally be considered non-qualifying income for purposes of the tax code's REIT income tests. If we recognize too much non-qualifying income, we will lose our status as a REIT, which could cause our tax liability to increase substantially and our cash available for distribution to decrease substantially.

    Our executive offices are located at 14 North Adger's Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

THE OPERATING PARTNERSHIP AND OUR SUBSIDIARIES

    GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA
LP, Inc., each of which is a Maryland corporation. These subsidiaries exist solely to hold GTA's general and limited partnership interests in the operating partnership. The board of directors of each subsidiary is comprised of the executive officers of GTA. The operating partnership was formed in Delaware in November 1996.

    The operating partnership is the legal owner of our golf courses and is the lender under the participating mortgage. GTA GP is the sole general partner of the operating partnership and GTA LP is a limited partner of the operating partnership. As of March 5, 2001, GTA held a 64.4% common interest in the operating partnership, through its subsidiaries. GTA also owns all of the series A preferred interests in the operating partnership through its subsidiary GTA LP. The other limited partners include many of the prior owners of our golf courses, who contributed their golf courses to the operating partnership in exchange for units of limited partnership interest, called operating partnership, or OP, units. The limited partners do not have day-to-day control over the operating partnership. However, the limited partners are entitled to vote on certain matters, including the sale of all or substantially all of our company's assets or the merger or consolidation of the operating partnership, which decisions require the approval of the holders of at least two-thirds of the interests in the operating partnership (including GTA LP). Such requisite number of holders have executed a written consent authorizing the partnership to liquidate in the event that GTA engages in a liquidation. Each of the limited partners (other than GTA LP), generally has the right to tender its OP units for redemption by the operating partnership. In that case, we have the option of either exchanging his or her OP units for shares of GTA common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of GTA common stock.

    Our company is structured as an "UPREIT," which is a structure in which a public REIT such as GTA is the general partner of an operating partnership. One important feature of our UPREIT structure is that shares of our common stock are the close economic equivalent of OP units in the operating partnership. GTA, through its subsidiaries, holds one OP unit for each of its outstanding shares, and GTA's sole source of income is distributions from the operating partnership on these OP units (and reimbursement of its administrative costs from the operating partnership pursuant to the partnership agreement).

LEGENDS

    "Legends" refers to a group of companies controlled by Larry D. Young. Legends contributed seven golf courses to our operating partnership at the time of the IPO in exchange for OP units. Legends leases those seven golf courses, and an additional 5.5 golf courses following the default and eviction of their original lessees. Legends is our most significant lessee. As part of our proposed liquidation, we have agreed to sell to Legends the golf courses that it leases. Legends includes Legends Golf Holding, LLC, which is the purchaser under the Legends sale agreement, and the following lessees and limited partners in our operating partnership:

        LEGENDS LIMITED PARTNERS                        LEGENDS LESSEES
-----------------------------------------  -----------------------------------------
- Golf Legends Ltd., Inc.                  - Legends Golf Management, LLC
- Seaside Resorts Ltd., Inc.               - Heritage Golf Management, LLC
- Heritage Golf Club, Ltd., Inc.           - Virginia Legends Golf Management, LLC
- Legends of Virginia L.C.                 - Oyster Bay Golf Management, LLC
                                           - Legends at Bonaventure, Inc.
                                           - Legends National Golf Management, LLC

    The four Legends limited partners currently hold 29.2% of the common limited partnership interests in our operating partnership.

    Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's decision to approve the sale of golf courses to Legends. In order to avoid such a conflict, our board created a special committee, consisting of all four of our independent directors, to review the Legends transaction. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve it. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. On a single occasion, Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among our company, Legends and Legends' lenders were protracted and did not result in a signed purchase agreement until February 25, 2001. The agreement signed on February 25, 2001 is dated as of February 14, 2001 and is effective as of the earlier date. Mr. Young resigned from our board after the Legends agreement was approved on February 25, 2001.

SUMMARY DIAGRAM

    The current ownership and control relationships among GTA, its subsidiaries, the operating partnership, including its wholly-owned subsidiaries, Legends and the other limited partners are summarized in the following chart:

                                   [DIAGRAM]

RECENT DEVELOPMENTS

    Since March 30, 2000, the filing date of our company's annual report on Form 10-K for the year ended December 31, 1999, the following significant developments have occurred:

    LESSEE DEFAULTS

    We have a policy of acting promptly in the event that a tenant defaults under its participating lease, whether the defaults are of a monetary or non-monetary nature. When a tenant fails to pay its rent in accordance with the applicable participating lease, an "event of default" may be asserted by us as landlord. For a description of the participating leases, and a list of types of defaults, see "Item 2. Properties--The Participating Leases--Events of Default." Upon our declaration of an event of default for non-payment of rent, the tenant has a 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the lease and applicable law.

    Set forth below is a list of the events of default asserted by us that were not cured by the tenant within its 10-day grace period:

    - OSAGE NATIONAL GOLF CLUB. On March 19, 1999, we declared an event of default under the Osage National Golf Club participating lease for non-payment of rent. This default was subsequently cured by the tenant on June 30, 1999. We declared a second event of default on February 25, 2000 for non-payment of rent. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." The tenant delivered possession of the golf course to us on November 10, 2000 and since then we have been operating the golf course through a wholly-owned subsidiary of our operating partnership named GTA Osage, LLC.

    - GRANITE GOLF DEFAULTS. On June 24, 1999, we declared events of default at a number of golf courses leased to affiliates of Granite Golf Group for non-payment of rent, namely Black Bear Golf Club, Persimmon Ridge Golf Club, Silverthorn Golf Club and Tiburon Golf Course. These defaults were resolved on August 17, 1999, when Legends acquired the participating leases, paid all back rent, and assumed operations at those golf courses. The terms of the leases were not changed in the transition to Legends, however, we have subsequently extended working capital loans to Legends in connection with these golf courses. The principal of these loans, in the aggregate amount of approximately $6.6 million, will be forgiven as a portion of the consideration of the planned sale of these golf courses to Legends.

    - TIERRA DEL SOL GOLF CLUB. On July 20, 1999, we declared an event of default under the Tierra Del Sol Golf Club participating lease for non-payment of rent. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." We evicted the tenant on February 7, 2000 and since then we have been operating the golf course through a wholly-owned subsidiary of our operating partnership named GTA Tierra Del Sol, LLC.

    - MYSTIC CREEK GOLF COURSE. On October 25, 1999, we declared an event of default under the Mystic Creek Golf Course participating lease for non-payment of rent. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." Our eviction action was interrupted by the tenant's filing of a voluntary petition for Chapter 11 bankruptcy on February 25, 2000. As required by law, the tenant continues to operate the golf course pending resolution of the bankruptcy issues.

    - BRENTWOOD GOLF & COUNTRY CLUB. On November 21, 1999, we declared an event of default under the Brentwood Golf & Country Club participating lease for non-payment of rent. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." The tenant delivered possession of the golf course to us on October 2, 2000 and since then we have been operating the golf course through a wholly-owned subsidiary of our operating partnership named GTA Brentwood, LLC. We entered into a written purchase and sale agreement on February 27, 2001 to sell the Golf Course to Brentwood Golf Club, LLC. The closing is scheduled for March 13, 2001.

    - PALM DESERT COUNTRY CLUB. On December 21, 1999, we declared an event of default under the Palm Desert Country Club participating lease for non-payment of rent. This default was subsequently cured by the tenant on January 13, 2000. We declared a second event of default on April 20, 2000 for non-payment of rent, which the tenant cured on May 15, 2000. Finally, we declared a third event of default on June 20, 2000 for non-payment of rent. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." The tenant delivered possession of the golf course to us on September 5, 2000 and since then we have been operating the golf course through a wholly-owned subsidiary of our operating partnership named GTA Palm Desert, LLC.

    - WEKIVA GOLF CLUB/SWEETWATER COUNTRY CLUB. On April 20, 2000, we declared events of default for non-payment of rent under the Wekiva Golf Club lease and the Sweetwater Country Club participating lease, which are held by affiliates of Diamond Players Club, L.C. These defaults were subsequently cured by the tenants in May 2000. The tenants subsequently fell behind in their rent payments again. We have agreed to resolve these issues by selling these two golf courses to Diamond Players Club. The sale agreement, which has been amended several times, contemplates that if the transaction does not close on or before March 30, 2001, the tenants will deliver possession of both golf courses to us on April 2, 2001.

    - METAMORA GOLF & COUNTRY CLUB. On June 20, 2000, we declared an event of default under the Metamora Golf & Country Club participating lease for non-payment of rent. This default was subsequently cured by the tenant on July 24, 2000. We declared a second event of default on August 18, 2000 for non-payment. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." We agreed to resolve the dispute by selling the golf course to the tenant and on February 28, 2001, we entered into a letter of intent. The purchase and sale agreement is being negotiated and the closing date is schedule for March 30, 2001.

    - SANDPIPER GOLF COURSE. This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. On December 27, 2000 our subsidiary sent a letter to the lessee of the Sandpiper Golf Course alleging a number of defaults under the participating lease, each of which would constitute an event of default if not corrected within between 10 and 30 days. This dispute resulted in litigation as described under "Item 3. Legal Proceedings." Our subsidiary entered into a standstill agreement with the lessee on January 27, 2000 in which our subsidiary agreed, among other things, not to terminate the participating lease based on the current disputes pending the outcome of the dispute resolution process. The dispute resolution process is ongoing.

    According to the most recent financial information provided to us by our lessees, the financial performance at 25 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations. Thus, in the future we face a significant risk of additional defaults by our lessees for non-payment of rent.

    DISPOSITIONS

    Since our prior annual report, we have disposed of the following three golf courses:

                                                                   NO. OF                 YEAR
GOLF COURSE NAME                                 CITY AND STATE    HOLES     YARDAGE     OPENED
----------------                                 --------------   --------   --------   --------
Raintree Golf Course...........................       Akron, OH      18       6,886     1992
Ohio Prestwick Country Club....................       Akron, OH      18       7,066     1972
Persimmon Ridge Country Club...................  Louisville, KY      18       7,129     1989

    Each disposition is summarized below:

    - RAINTREE GOLF COURSE AND OHIO PRESTWICK COUNTRY CLUB. On January 4, 2001 we completed the sale of Raintree Golf Course and Ohio Prestwick Country Club to an affiliate of the prior owner of Raintree Golf Course, who was the lessee at both golf courses, for total consideration of $10.65 million.

    - PERSIMMON RIDGE COUNTRY CLUB. On February 15, 2001, we completed the sale of Persimmon Ridge to Persimmon Ridge Golf Course, Inc., an affiliate of Persimmon Ridge Development Company for total consideration of $5.2 million. The terms of the sale include the termination of the participating lease between our company and Legends National Golf Management, LLC.

    CREDIT FACILITY AND LINE OF CREDIT

    Our lenders have asserted that we are in default under our credit facility and, therefore, we are not permitted to borrow thereunder. As of December 31, 2000, we owed approximately $200.0 million under this credit facility. We face the risk that we may not be able to cure the asserted defaults, or obtain a waiver from the lenders under our credit facility, or refinance our credit facility. If our lenders exercise their right to accelerate our debt, we may feel compelled to seek protection from creditors under the bankruptcy code.

    The one-year term $25.0 million unsecured line of credit from Bank of America that we obtained in 1999 was originally scheduled to mature on April 1, 2000. In each of March and October, 2000, we obtained a six-month maturity date extension, resulting in a new maturity date of March 31, 2001. The extensions were granted with a reduction in the available line to $10.0 million with the same pricing that was in effect under the original line, plus a 0.75% up-front commitment fee. As of December 31, 2000, we owed approximately $2.7 million under this line of credit.

    Subsequent to December 31, 2001, we have repaid $140,000 of the outstanding balance on our line of credit and have made principal payments on our credit facility totaling $10,372,000 from proceeds from asset sales.

    STOCK REPURCHASE PROGRAM

    On December 15, 1999, we announced that our board of directors authorized a program to repurchase up to one million shares of our common stock. Any such repurchases will be made on the open market or in block purchase transactions. The timing of any repurchases and the number of shares repurchased pursuant to the stock repurchase program are dependent upon market conditions and corporate requirements. Under this program, on January 4, 2000, we purchased 10,000 shares of our stock at a price of $16.9375 per share. We have made no subsequent repurchases.

    PLAN OF LIQUIDATION

    On February 25, 2001, the independent committee of our Board unanimously recommended, and our Board of Directors unanimously adopted, a plan of liquidation for Golf Trust of America, Inc. and our operating partnership, Golf Trust of America, L.P. subject to approval by our stockholders. The plan is the result of a thorough review of strategic alternatives that commenced in February of 2000.

    The plan of liquidation will be submitted to a vote of our common stockholders by means of a proxy statement and special meeting. Our preferred stockholders will also vote on the plan, as a separate class, at the special meeting. Before we can hold the meeting, we must file our preliminary proxy statement with the SEC for its review. We expect to file our preliminary proxy statement concurrently with this annual report. The filing will be available for free on the SEC web site. The SEC review process may take a number of months. Once the SEC review process is complete, we will mail a copy of the definitive proxy statement to our stockholders, together with instructions on voting procedures. Stockholders should read the proxy statement carefully when it is available because it will contain important information.

    Management estimates that, if stockholders approve the plan, total liquidating distributions to common stockholders will fall within the range of $10.43 to $14.18 per share and will be paid within 12 to 24 months following stockholder approval. These estimated distribution ranges are based on numerous assumptions, notably including the sale prices of assets for which no definitive sale agreements or letters of intent are in place. Although management believes our assumptions are reasonable, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed. One of our financial advisors, Houlihan Lokey Howard & Zukin, has estimated that liquidating distributions will range from $9.53 to $13.26 per share.

    In connection with the plan of liquidation, we entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P. Under the voting agreement, AEW has agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the plan of liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A Preferred Stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A Preferred Stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the shares without violating any legal or contractual obligations. We have further agreed that other than a common dividends for the first and second quarters of 2001 in an amount not to exceed $0.25 per share that we are permitted to make, we will make no further regular common dividend distributions without AEW's consent until the preferred stock is redeemed, other than distributions that are required to maintain our status as a REIT and other distributions that we may be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

    Also, in connection with the plan of liquidation, we have entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends, to sell to that affiliate up to 12.5 (eighteen-hole equivalent) golf courses leased by Legends. The agreement permits us to accept superior offers for any of the golf courses, other than the five Myrtle Beach golf courses, upon payment of a break-up fee to Legends. The agreement originally covered 13.5 golf courses, but we have already accepted and closed a superior offer for the Persimmon Ridge golf course. Accordingly, up to 12.5 golf courses remain subject to the Legends agreement. Total consideration payable by Legends for these 12.5 golf courses is valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5 million secured promissory note from Legends. In addition, Legends will be released from its obligation to repay working capital loans, other than interest accrued through the closing of the Legends transaction, in the amount of $6.6 million. We have the right to terminate the sale if stockholders do not approve the plan of liquidation. We may accept superior offers for these golf courses (other than the five Myrtle Beach courses) upon payment of a break-up fee to Legends. The sale is also subject to customary closing conditions. Legends is affiliated with Mr. Larry D. Young, one of our former directors, who resigned from our board upon the board's approval of this transaction on February 25, 2001.

    Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's decision to approve the sale of golf courses to Legends. In order to avoid such a conflict, our board created a special committee, consisting of all four of our independent directors, to review the Legends transaction. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve it. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. On a single occasion, Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among our company, Legends and Legends' lenders were protracted and did not result in a signed purchase agreement until February 25, 2001. The agreement signed on February 25, 2001 is dated as of February 14, 2001 and is effective as of the earlier date. Mr. Young resigned from our board after the Legends agreement was approved on February 25, 2001.

    DIVIDEND REDUCTION

    On December 26, 2000 we announced that we have reduced our common dividend to $0.25 per quarter in order to conserve cash pending stockholder consideration of our proposed plan of liquidation.

    If our stockholders DO NOT APPROVE the plan of liquidation, we intend to suspend our payment of regular quarterly dividends in order to conserve our cash. In that case, we may make only the minimum annual distributions necessary to preserve our REIT status.

    If stockholders DO APPROVE the plan of liquidation, we currently intend to continue paying regular quarterly dividends not to exceed $0.25 per quarter, which is equivalent to $1.00 per year, per share, for the first two fiscal quarters of 2001. We have agreed with our preferred stock holders that if stockholders approve the plan of liquidation, we will not pay any common dividends for the third quarter of 2001 or any subsequent quarters without their consent until their stock is redeemed, other than distributions that are required to maintain our status as a REIT and other than distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our properties.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Our historical principal business strategy has been to own upscale golf courses and lease these golf courses to qualified third party operators, including affiliates of sellers. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for the financial information required to be included in response to this Item 1.

NARRATIVE DESCRIPTION OF BUSINESS

    BUSINESS OBJECTIVE AND STRATEGY

    Our primary objectives are to increase cash available for distribution per share to stockholders and to enhance stockholder value. If the plan of liquidation is approved, our primary objective will be to maximize distributions to stockholders by selling our golf courses for the best price obtainable in an orderly liquidation pursuant to the plan of liquidation.

    Our primary strategies have traditionally been to acquire upscale golf courses that meet our company's investment criteria and to participate in increased revenues at these golf courses. However, for approximately the past two years, we have experienced difficulty financing additional acquisitions and we have no current intent to engage in additional acquisitions in the foreseeable future. Under our standard form lease, we participate in revenue growth at our golf courses under some circumstances. However, the number of golf courses in our markets has been increasing and, accordingly, our tenants have faced greater competition for golfers' business. Currently, a substantial number of our tenants are not experiencing revenue growth. According to the most recent financial information provided to us by our lessees, the financial performance at 25 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations. Thus, in the future, we face a substantial risk that additional tenants will default and that our operating revenues will decline.

    INVESTMENT CRITERIA

    We have historically concentrated our investment activities on golf courses, including multi-course golf course portfolios, that we believed were available at attractive prices and that met one or more of the following criteria:

    - upscale daily fee courses that target avid golfers, who we believe are generally willing to pay the higher green fees associated with upscale golf courses;

    - private or semi-private golf courses with proven operating histories that we believe have the potential for significant cash flow growth;

    - golf courses that offer superior facilities and service and attract a relatively high number of affluent destination golfers;

    - golf courses owned by multi-course owners and operators who have a strong regional presence and afford our company the opportunity to expand in a particular region;

    - newly developed, well-designed golf courses with high growth potential;
      and

    - upscale, well-maintained golf courses with proven operating histories located in areas where significant barriers to entry exist.

    To fund acquisitions, we have historically utilized a variety of debt or equity financing, including our credit facility and our ability to issue OP units; however, financing vehicles are relatively limited for us in view of current capital market conditions.

    Our company has the ability to issue units of limited partnership interest, including common and preferred units, in our operating partnership, which we call OP units. OP units may be issued to a prospective golf course seller in exchange for his golf course. Under our partnership agreement, holders of OP units generally have the right to cause us to redeem their OP units after a one-year holding period for cash or, at our option, for common stock on a one-for-one basis. When we acquire a golf course in exchange for OP units, the golf course seller generally does not recognize taxable income until it exercises its redemption right.

    MULTIPLE INDEPENDENT LESSEE STRUCTURE.

    Historically, when we acquired each golf course, we either leased it back to an affiliate of its prior owner or leased it to another qualified operator. Under our standard form lease, we receive fixed base rent and fluctuating participating rent based on increases in gross golf revenues, if any, at the golf course. Each lessee has the opportunity to join our lessee advisory association, which exists to provide marketing information to the lessees.

    INTERNAL GROWTH

    Our leases (and our participating mortgage described below) have been structured to provide the golf course operators with incentives to manage and maintain the golf courses in a manner designed to increase revenue and, if they are successful, increase payments to our company.

    EXPANSIONS, IMPROVEMENTS, AND WORKING CAPITAL LINES

    Occasionally we have made funds available to the lessees to fund significant capital improvements, to expand the existing golf courses and, in limited circumstances, to provide the lessees with working capital for the applicable golf course. When we fund significant capital improvements, the underlying base rent and base interest (in the case of the participating mortgage) are increased. Working capital lines are evidenced by promissory notes or set forth in the lease agreement itself.

    PARTICIPATING LEASES

    All of our leases are participating leases. These agreements generally provide that for any year we will receive with respect to the leased golf course the greater of (a) base rent (as adjusted by the base rent escalator described below) or (b) participating rent. Participating rent is generally established to be an amount equal to the original (unescalated) base rent plus 33 1/3% of the difference between that year's gross golf revenue and gross golf revenue at the golf course in the year prior to our acquisition of the golf course, as adjusted in determining the original base rent. Base rent under each participating lease generally increases annually by the lesser of (i) 3% or (ii) a multiple of the change in the consumer price index, commonly known as the CPI, for the prior year during each of the first five years of the participating lease and, if the lessee performance option is exercised, for an additional five years thereafter. This increase factor is called the "base rent escalator." Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease term.

    "Gross golf revenue" is generally defined as all revenues from a golf course, including green fees, golf cart rentals, range fees, membership dues, member initiation fees and transfer fees, excluding food and beverage and merchandise revenue. In certain circumstances, our company participates in food and beverage revenue and merchandise revenue.

    During the year 2000, we received participating rent from lessees at nine of our golf courses.

    PARTICIPATING MORTGAGE

    In June 1997, our operating partnership funded an initial $69.975 million participating loan, which we call our participating mortgage, to Golf Host Resorts, Inc., which is affiliated with Starwood Capital Group LLC, and agreed to fund an additional $9 million for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

    The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. The operator of the resort, Westin, guaranteed up to $2.5 million of debt service for each of the first five years.

    The participating mortgage term is 30 years from execution, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% per annum, but no more than 7% per annum) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

    No participating interest revenue was recognized as revenue in 2000 due to a dispute of these terms and the related calculation in the mortgage document; however, $100,000 and $243,000 was recognized for the years ended December 31, 1999 and 1998, respectively.

    LESSEE PERFORMANCE OPTION

    Many of our leases include an incentive-based performance structure, which we call the lessee performance option. This performance option is designed to encourage the operators to seek aggressive growth in revenue at the golf courses. The structure also is designed to attract potential sellers of golf courses that may have high growth potential and that might not otherwise be available for purchase. Generally, our participating leases with third party operators, that is, operators not affiliated with the golf course's prior owner, do not contain a lessee performance option. Under the performance option, during years three through five of each lease, the operator or its affiliate, subject to qualifications and restrictions, may elect on a one time basis to increase the base rent in order to receive additional OP units or common stock in our company. The performance option may only be exercised if the current-year net operating income of the operator of the applicable golf course, inclusive of a capital replacement reserve, exceeds 113.5% of such lessee's lease payment after taking into account the increased amount of base rent. If the performance option is exercised, the base rent is increased by an amount calculated to be accretive to our company's funds from operations on a per share basis. Following exercise of the lessee performance option, the adjusted base rent will be increased by the base rent escalator each year for a period of five years.

    Through March 5, 2001, only one lessee has exercised the lessee performance option. In that instance, the lessee of Olde Atlanta exercised its performance option and we issued its affiliate an additional 30,826 OP units on May 1, 1999 in exchange for an increase in its base rent of approximately $126,000 per year.

    PERFORMANCE OPTION FOR THE PARTICIPATING MORTGAGE

    The structure of the performance option for the participating mortgage is similar to the performance option for the participating leases. Under the performance option for the participating mortgage, during years three and five of the participating mortgage, the Westin Innisbrook Resort owner, subject to certain qualifications and restrictions, may elect on a one time basis only to require our company to make an additional advance under the participating mortgage and the Westin Innisbrook Resort owner will be required to purchase additional OP units with that advance. The performance option for the participating mortgage may be exercised only if the current-year net operating income of the Westin Innisbrook Resort, inclusive of a capital replacement reserve, but exclusive of certain management fees paid to Westin, exceeds 113.5% of such operator's participating mortgage obligation after taking into account the increased amount of base interest. If the performance advance is made, interest on the performance advance will be calculated to be accretive to our company's funds from operations on a per share basis. Following exercise of the performance option for the participating mortgage, the adjusted base interest will be increased by 3% per year for five years. Through March 5, 2001, the Westin Innisbrook Resort owner has not exercised its performance option.

    EMPLOYEES

    At March 5, 2001, we had 13 full-time employees.

    ENVIRONMENTAL MATTERS

    Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. Our company has not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of the golf courses, however we are aware of potential environmental problems at our Sandpiper and Bonaventure golf courses, as described below. All of the golf courses have been subjected to a Phase I environmental audit (which does not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant.

    Based on the results of the Phase I environmental audits, we are not aware of any existing environmental liabilities that we believe will have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any condition that would create such a liability. We face the risk, however, that those Phase I audits may have failed to reveal all potential environmental liabilities, that prior or adjacent owners may have created material environmental conditions not known to us or the independent consultant, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) may result in imposition of environmental liability. The participating leases provide that the lessees will indemnify our company for some potential environmental liabilities at the golf courses.

    At Bonaventure Country Club, remediation work was performed respecting maintenance and facilities operations, including the construction of a new maintenance area to remedy prior practices that resulted in low level soil contamination at the property. In addition, underground storage tanks at the property, which have subsequently been abandoned, have leaked, resulting in localized soil contamination. Our company believes that the completed remedial work and soil contamination will not have a material adverse effect on our operations. We have agreed to sell Bonaventure Country Club to Legends. On
March 6, 2001, Legends notified us that it intended to terminate its obligations to purchase the Bonaventure Country Club as a result of environmental and title problems that are alleged to exist. We have disputed Legends' ability to terminate its obligations to purchase that golf course.

    In addition, a significant portion of the Sandpiper Golf Course was previously an operating oil field and there is significant residual oil contamination on the property. In connection with the acquisition of the property, we obtained an indemnification from the Atlantic Richfield Company, commonly known as ARCO, in a form and in an amount that we believe is adequate to protect us from liability for the contamination. If specified circumstances arise, ARCO will be obligated to enter the property and perform remediation. We are currently re-evaluating the environmental issues at or near the Sandpiper golf course.

    TAX STATUS

    We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. We may be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income. When we foreclose on a golf course, such as by evicting a tenant, Section 856(e)(4)(C) of the tax code allows a 90-day grace period during which we may operate the course and still permit our revenues from the course to be qualifying income for REIT tax purposes. At the expiration of this 90-day period, operational income from the course will be disqualified for REIT tax purposes. Accordingly, we generally either seek to sell the property or secure an agreement with an independent contractor to assume management. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The 90-day period has expired at each of the 5 (18-hole equivalent) golf courses at which we have assumed operations, namely, Tierra Del Sol Golf Club, Osage National Golf Club, Palm Desert Country Club and Brentwood Golf & Country Club. Accordingly income from those golf courses does not qualify for REIT tax purposes. We do not expect this disqualified income to be high enough to cause us to lose our REIT status. However, we are unlikely to be able to manage the operations at any other golf course past the 90-day grace period because of our relatively high current level of disqualified income.

    GOVERNMENT REGULATION

    Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the participating leases, the lessees are responsible for any costs associated with ADA compliance.

    COMPETITION

    Our golf courses are subject to competition for players and members from golf courses owned by others and located in the same geographic areas. Changes in the number and quality of golf courses owned by others in a particular area could have a material effect on the revenues of our golf course operators and, thus, on their ability to pay rent.

    SEASONALITY

    The golf industry is seasonal in nature because of weather conditions and fewer available tee times during the rainy season and the winter months. Each of the lessees operating a daily fee Golf Course may vary green fees based on changes in demand. Our company does not expect seasonal fluctuations in lessee revenues to have a significant impact on our company's operating results. Our company's participating leases require base rent to be paid ratably throughout the year and in certain cases requires funds to be set aside by lessees to offset expected seasonal fluctuations.

THE GOLF AND REIT INDUSTRIES

    GOLF

    The environment for golf course operators and owners, including our lessees, has become increasingly competitive over the last two years. We believe this is a result of the significant number of new golf course openings and increases in the overall number of golf courses, which has offset the growth in participation rates and the overall number of golfers.

    According to industry sources not affiliated with us, golf course supply is increasing. The National Golf Foundation reports that total golf facility supply topped 15,000 in 1999. By the end of 1999, 936 golf courses were under construction and 524 golf facilities including expansion of existing facilities opened in 2000. The National Golf Foundation reports that the number of new 18-hole equivalent golf course openings in 1999 was 375.5, which is 43% higher than their estimate for 1994. Additionally, as of December 31, 2000, 1,788 golf courses were in development with 529 scheduled to be opened in 2001.

    By comparison, demand for golf is increasing at a slower rate than supply. The National Golf Foundation reports that the number of golfers grew from
24.3 million in 1994 to 26.4 million in 1999, an increase of only 8.6%. We believe that the golf participation rate is on pace with U.S. population growth, while the rate of golf course development has accelerated beyond that metric.

    We believe the slower pace of growth in participation in relation to supply precipitated poorer financial performance for golf course operators. Competitive pressures resulted in lower revenues, while operating costs continued to increase, especially in light of increasing worker salaries as unemployment dropped across the country. According to a WALL STREET JOURNAL article published in April 2000, investments in golf courses soared from $250 million to $2 billion during the decade from 1982 to 1992. However, a survey of golf courses sold between January 1999 and March 2000, performed by Crittenden Marketing, Inc., indicates that the average capitalization rate increased to 9.6% from 8.9%, in the first half of 1999, demonstrating a drop in prices during 1999 and the first quarter of 2000. As an example of the decrease in prices, in March 1999, Meditrust divested its portfolio of 45 golf courses, known as its Cobblestone assets, for aggregate consideration of approximately $393 million, which was approximately $210 million less than it had paid for those golf courses in 1998. Recently, two of the largest golf course operators, Clubcorp, Inc. and American Golf Corporation, reported declines in net income for the first nine months of 2000, compared to the same period a year before, with Clubcorp reporting a net loss for the period. Also in 2000, another operator, Arnold Palmer Golf, unable to complete its proposed initial public offering, was unsuccessfully marketed for sale.

    Difficulties in the golf environment have been reflected in the performance of other golf industry companies as well. Family Golf Centers, Inc. an owner and operator of golf practice facilities, suffering from liquidity troubles and a deteriorating stock price, filed for bankruptcy relief in May 2000. The company is currently being run by its bankruptcy advisor and has been liquidating its assets. Golden Bear Golf, Inc., a diversified golf products and services company that went public in August 1996 at $16 per share, after suffering from cumulative net losses delisted in July 2000 in a going private transaction in which publicly held shares were converted into the right to receive $0.75 per share.

    REITS

    Changes have also been occurring in the financial markets for REITs. In mid-1998, the market prices of publicly-traded REIT securities began a long decline. From June 30, 1998 to December 31, 1999, the Morgan Stanley REIT index declined 16.4%. The public market for specialty REITs such as our company was even more severely affected during this period. From June 30, 1998 to December 31, 1999, an index of specialty REIT stocks declined 22.8%. In contrast, the broader S&P 500 index rose 29.6%, and the NASDAQ Combined Composite Index rose 114.8% during this period. The declining investor interest in REIT stocks and consequent falling share prices restricted the ability of REITs to obtain public equity. REITs completed very few equity offerings in the public markets from the beginning of 1998 to November 2000, and faced debt markets with significantly diminished liquidity. According to the National Association of Real Estate Investment Trusts, an industry association, total REIT capital raised in the first eleven months of 2000 was only $9.1 billion, compared to $17.2 billion in 1999, $45.3 billion in 1998 and $38.4 billion in 1997. Although we were able to issue $20 million of preferred stock in a direct offering on April 2, 1999, we have been unable to obtain additional public equity since that time on acceptable terms. This diminished access to capital has limited our ability to complete acquisitions, fund growth opportunities, and enhance stockholder value. We had hoped that the debt and equity markets would become more favorable to REITs in 2000. While they have become somewhat more favorable to REITs with large market capitalizations, and those with more conventional real estate assets, they remain unfavorable to REITs with smaller market capitalizations, particularly to specialty REITs like us that own operationally intensive assets and are precluded from managing their assets due to REIT restrictions.

FOREIGN OPERATIONS

    Our company does not engage in any foreign operations or derive any revenue directly from foreign sources.

ITEM 2.  PROPERTIES

    Our golf courses include the nationally recognized golf courses named below:

    - Pete Dye Golf Club: "100 Best Modern Courses," GOLF MAGAZINE, 2000; "America's 100 Greatest Golf Courses," GOLF DIGEST, 2000; ranked 2nd in "Top 100 Courses of the Modern Era," GOLF WEEK, 1999.

    - Royal New Kent: "100 Best Modern Courses," GOLF MAGAZINE, 2000; "America's 100 Greatest Golf Courses," GOLF DIGEST, 2000; "Best New Upscale Course," GOLF DIGEST, 1997.

    - Legends of Stonehouse: "14th Best Public Course," GOLF WEEK, 1998; "Best New Upscale Course", GOLF DIGEST, 1996.

    - Emerald Dunes Golf Course: "Top 100 You Can Play," GOLF MAGAZINE, 2000; "Best of America," THE GOLFER, 1996 & 1997; "Top 100 Public Courses" in America, GOLF DIGEST, 1999.

    - Westin Innisbrook Resort, Copperhead Course: "Top 100 You Can Play," GOLF MAGAZINE, 2000; "Top 100 U.S. Resort Courses," GOLF DIGEST, 1999; Island Course, "Top 75 Resort Courses," GOLF DIGEST, 1992.

    - Eagle Ridge Inn and Resort, The General Course: "100 Best Modern Courses," GOLF MAGAZINE, 2000; "Top 10 Best New Upscale Public Courses," GOLF DIGEST, 1997; South Course: "Top 100 U.S. Resort Course," GOLF DIGEST, 1999.

    - Legends Golf Resort, Parkland Course: "Top 100 U.S. Resort Courses," GOLF DIGEST, 1999; Heathland Course: "Top 100 U.S. Resort Courses," GOLF DIGEST, 1999.

    - Heritage Golf Club: "Best Course By State," 21st in South Carolina, GOLF DIGEST, 2000; "Top 50 Public Courses," GOLF DIGEST, 1992.

    - Oyster Bay: "Top 50 Public Courses," GOLF DIGEST, 1992.

    - Sandpiper Golf Course: "Top 25 Public Courses in the Nation," GOLF DIGEST, 1992.

    - Cooks Creek Golf Club: Ranked 18th in "Best Course By State" in Ohio, GOLF DIGEST, 2000; Ohio Chapter for "The First Tee" program.

    - Country Club at Woodcreek Farms, "Best Course By State" 19th In South Carolina, GOLF DIGEST, 2000.

    As of March 5, 2001, our golf courses include 21 upscale daily fee courses,
14.5 resort courses and 8.5 private country club courses. "Daily fee" courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. "Resort courses" are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. The company considers its daily fee and resort courses to be high-end golf courses because of the quality and maintenance of each golf course. "Private country clubs" are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

    Five of our golf courses are located in the Myrtle Beach, South Carolina vicinity, a popular year-round golf destination area. Myrtle Beach is considered one of the nation's premier golf resort locations with just over 100 golf courses and approximately 4.2 million rounds played in 1999, according to the MYRTLE BEACH GOLF HOLIDAY-TM-. In addition to golf courses, Myrtle Beach offers a mix of entertainment, shopping and dining, as well as proximity to beaches. All of the golf courses located in the Myrtle Beach vicinity were developed and contributed to our company by Legends, a leading golf course owner, developer and operator in the Southeast and Mid-Atlantic regions of the United States.

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

    We own a fee simple interest in each of the golf courses with the exception of Oyster Bay and Mystic Creek, at which we hold long-term ground leases, and the four golf courses at the Westin Innisbrook Resort, where we hold a first lien on the golf courses and all of the related facilities (other than the separately-owned condominium units comprising the hotel). We additionally hold an option to purchase the Westin Innisbrook Resort and such facilities at the expiration of the participating mortgage for the lesser of its fair market value or a pre-determined number of shares of our common stock.

    Information regarding each of the golf courses owned by our company or in which we have an interest as of March 5, 2001 is set forth on the following pages. In connection with our proposed liquidation, we are actively seeking buyers for all of our golf courses. Some sales will be contingent upon stockholder approval of the plan of liquidation.

RESORT COURSES

    Resort courses are daily fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of revenue from golf vacation packages. Some resort courses are semi-private, that is, they offer membership packages that allow members special privileges at the golf course, but also allow public play. As of March 5, 2001, we owned interests in the resort courses listed below:

                                                                           NO. OF                 YEAR
GOLF COURSE NAME                                       CITY AND STATE      HOLES     YARDAGE     OPENED
----------------                                     ------------------   --------   --------   --------
Legends Resort
  Heathland........................................  Myrtle Beach, SC        18       6,785       1990
  Parkland.........................................  Myrtle Beach, SC        18       7,170       1992
  Moorland.........................................  Myrtle Beach, SC        18       6,799       1990
Heritage Golf Club.................................  Pawleys Island, SC      18       7,040       1986
Oyster Bay.........................................  Sunset Beach, NC        18       6,685       1983
Woodlands..........................................  Gulf Shores, AL         18       6,584       1994
Westin Innisbrook Resort
  Copperhead Course................................  Palm Harbor, FL         18       7,087       1972
  Island Course....................................  Palm Harbor, FL         18       6,999       1970
  Eagle's Watch....................................  Palm Harbor, FL         18       6,245       1971
  Hawk's Run.......................................  Palm Harbor, FL         18       6,245       1971
Lost Oaks of Innisbrook............................  Palm Harbor, FL         18       6,450       1977
Eagle Ridge Inn and Resort
  The General......................................  Galena, IL              18       6,820       1997
  North Course.....................................  Galena, IL              18       6,836       1977
  South Course.....................................  Galena, IL              18       6,762       1984
  East Course......................................  Galena, IL               9       2,648       1991

HIGH-END DAILY FEE COURSES

    We consider our daily fee courses to be high-end courses, reflected in the quality and maintenance standards of the golf courses and the green fees, which are generally higher than other golf courses in their respective markets. Some high-end daily fee courses are semi-private, in that they offer membership packages but also allow public play. As of March 5, 2001, we owned interests in the high-end daily fee courses listed below:

                                                                         NO. OF                 YEAR
GOLF COURSE NAME                                   CITY AND STATE        HOLES     YARDAGE     OPENED
----------------                               ----------------------   --------   --------   --------
Royal New Kent...............................  Williamsburg, VA            18       7,291       1996
Legends of Stonehouse........................  Williamsburg, VA            18       6,963       1996
Olde Atlanta.................................  Atlanta, GA                 18       6,789       1993
Tiburon......................................  Omaha, NE                   27       7,005       1989
Eagle Watch..................................  Atlanta, GA                 18       6,896       1989
Black Bear Golf Club.........................  Orlando, FL                 18       7,002       1995
Bonaventure
  Green Monster Course.......................  Ft. Lauderdale, FL          18       7,011       1970
  The Resort Course..........................  Ft. Lauderdale, FL          18       6,189       1978
Mystic Creek.................................  Milford, MI                 27       6,802       1996
Emerald Dunes Golf Course....................  West Palm Beach, FL         18       7,006       1990
Sandpiper Golf Course........................  Santa Barbara, CA           18       7,068       1972
Tierra Del Sol...............................  Albuquerque, NM             18       6,351       1982
Links at Polo Trace..........................  Delray Beach, FL            18       7,100       1989
Osage National...............................  Lake of the Ozarks, MO      27       7,150       1992
Wekiva Golf Club.............................  Orlando, FL                 18       6,640       1975
Cypress Creek................................  Boynton Beach, FL           18       6,808       1964
Cooks Creek..................................  Ashville, OH                18       7,000       1983
Brentwood....................................  White Lake, MI              18       6,262       1995
Palm Desert..................................  Palm Desert, CA             27       6,678       1957

PRIVATE CLUB COURSES

    Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses, because the receipt of membership dues generally is independent of the level of course utilization. As of March 5, 2001, we owned interests in the private club courses listed below:

                                                                          NO. OF                 YEAR
GOLF COURSE NAME                                       CITY AND STATE     HOLES     YARDAGE     OPENED
----------------                                       ---------------   --------   --------   --------
Northgate Country Club...............................  Houston, TX          27       6,540       1984
Club of the Country..................................  Kansas City, KS      18       6,357       1979
Stonehenge Golf
  Wildewood Country Club.............................  Columbia, SC         18       6,751       1974
  Woodcreek Farms....................................  Columbia, SC         18       7,002       1997
Silverthorn Country Club.............................  Brooksville, FL      18       6,827       1994
Sweetwater Country Club..............................  Orlando, FL          18       6,300       1980
The Pete Dye Golf Club...............................  Bridgeport, WV       18       7,248       1994
Metamora Golf & Country Club(1)......................  Metamora, MI         18       6,933       1992

------------------------

(1) semi-private

THE PARTICIPATING LEASES

    THE FOLLOWING SUMMARY OF THE PARTICIPATING LEASES IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICIPATING LEASES, THE FORM OF WHICH IS INCORPORATED BY REFERENCE AS AN EXHIBIT TO THIS ANNUAL REPORT. THE FOLLOWING DESCRIPTION OF THE PARTICIPATING LEASES DOES NOT PURPORT TO BE COMPLETE BUT CONTAINS A SUMMARY OF THEIR MATERIAL PROVISIONS. IN OUR MULTIPLE INDEPENDENT LESSEE STRUCTURE, LEASES ARE INDIVIDUALLY NEGOTIATED AND CONSEQUENTLY VARY FROM ONE ANOTHER, AT TIMES IN MATERIAL WAYS.

    The participating leases generally contain the same basic provisions described below.

    LEASE TERM

    Each participating lease was entered into at the time the underlying golf course was conveyed to us. Generally, our interest in each leased golf course includes the land, buildings and improvements, maintenance equipment, related easements and rights, and fixtures. Each leased golf course is leased to the respective lessee under a participating lease which, generally, has a primary fixed term of ten years. In addition, each lessee generally has an option to extend the term of its participating lease for up to six terms of five years each, subject to earlier termination upon the occurrence of certain contingencies described in the participating lease.

    In addition, at the expiration of the fixed term and the extended terms, the lessee generally has a right of first offer to continue to lease the golf course on the terms and conditions pursuant to which we intend to lease the golf course to a third party.

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

    BASE RENT; PARTICIPATING RENT

    The participating leases provide that we receive, with respect to each golf course, the greater of base rent or an amount equal to participating rent, plus the initial base rent payable under each participating lease. Participating rent is generally equal to 33 1/3% of any increase in gross golf revenue over gross golf revenue for the base year, as adjusted in determining the initial base rent, which base year will be reset to the year immediately preceding the date on which the prior owner exercises the lessee performance option, if applicable. Base rent will generally be increased annually by the base rent escalator (generally, the lesser of (i) 3% or (ii) a multiple of the change in CPI for the prior year) during the first five years of each participating lease term and, if the lessee performance option is exercised, an additional five years thereafter from the date of exercise. Annual increases in lease payments are generally limited to between 5% and 7% during the first five years of the initial lease terms. "Gross golf revenue" generally is defined as all revenues from a golf course including green fees, golf cart rentals, range fees, membership dues, membership initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue. In certain circumstances, we participate in food and beverage and merchandise revenue. Base rent is required to be paid in twelve equal monthly installments in arrears on the first day of each calendar month. Participating rent is payable quarterly in arrears.

    TRIPLE NET LEASES

    The participating leases are structured as triple net leases under which each lessee is required to pay all real estate and personal property taxes, insurance, utilities and services, golf course maintenance and other operating expenses.

    SECURITY DEPOSIT

    As security for its affiliated lessee's obligations under its participating leases, each prior owner of each golf course generally is obligated to pledge OP units (or cash or other collateral acceptable to us) with a value initially up to 15% of the purchase price for the applicable golf course. The value of OP Unit collateral held is not fixed since it fluctuates with the common stock price. The security deposit generally will not be released for two years. Beginning in the third year and any time thereafter, one-third of pledged collateral will be released if the net operating income to lease payment coverage ratio of the lessee for the two prior fiscal years equals or exceeds 120%, 130% and 140%, respectively. If the coverage ratio falls below 120% at any time following the release of pledged collateral, then the lessee shall be required to retain and not distribute profits until such time as the lessee has retained cash equal to at least six-months of then-current base rent. In addition, the participating leases for the original seven Legends golf courses are cross-collateralized and cross-defaulted.

    The security deposit will be increased following the exercise of any lessee performance option to equal approximately 15% of the sum of the initial purchase price of the golf course and the value of any additional OP units issued in connection with the exercise of the lessee performance option. If we acquire any expansion facility, the security deposit also will be increased by an amount equal to approximately 15% of the purchase price of the expansion facility.

    In instances where the golf course is not leased to a prior owner, the security deposit varies and is generally less than where a golf course is leased back to its prior owners and we seek to cross-collateralize any security deposits otherwise provided by the lessee or its affiliates.

    MAINTENANCE AND MODIFICATIONS

    Each lessee, at its sole cost and expense, is required to maintain and operate its respective leased golf course in good order, repair and appearance and to make those repairs, interior and exterior, structural and non-structural, foreseen and unforeseen, and ordinary and extraordinary, as are necessary and appropriate to keep the leased golf course in good order, repair and appearance. Each lessee must also maintain each golf course it leases in substantially the same condition it was in at the commencement of the participating lease and otherwise in a condition comparable to other comparable golf courses in its vicinity. If we determine that a lessee has failed to comply with its maintenance and operation obligations, then we may provide a written list to the lessee of remedial work and/or steps to be performed. If the lessee disputes our assertions, then the matter must be handled by a committee composed of other lessees and representatives of our company.

    We have generally established and will maintain, through the payment of additional rent, with respect to each golf course, a capital replacement reserve or fund, in an amount equal to between 2% and 5% of gross golf revenue at the golf course, depending on certain factors, including the condition of the structures and the age and condition of the golf course. We, along with each lessee, must agree on the use of funds in these reserves and we have the right to approve each lessee's annual and long-term capital expenditure budgets. Funds in the capital replacement fund must be paid to a lessee to reimburse the lessee for expenditures made in connection with approved capital replacements. The lessees are generally obligated to increase their lease payment each year in an amount equal to the increase in the capital replacement fund from the prior year. Amounts in the capital replacement fund will be deemed to accrue interest at a money market rate. Generally, we will retain any amounts in the capital replacement fund at the expiration of the applicable participating lease, with limited exceptions.

    Except for our obligation to fund the capital replacement fund and except for certain improvements, we are not required to build or rebuild any improvements on any leased golf course, or to make any repairs, replacements, alterations, restorations or renewals of any nature or description to any leased golf course, whether ordinary or extraordinary, structural or non-structural, foreseen or unforeseen; additionally, we are not required to make any expenditure whatsoever in connection with any participating lease, or to maintain any leased golf course in any way. In the event that we elect to fund additional capital improvements on a golf course, we generally condition our election on an increase in minimum rent under the participating lease with respect to the relevant golf course to reflect our expenditures.

    During the fixed term and each extended term, each lessee, at its sole cost and expense, may make lessee improvements, including alterations, additions, changes and/or improvements to its leased golf course, without our prior written consent, provided the alterations do not diminish the value or appearance of the golf course. All lessee improvements are subject to all the terms and provisions of each applicable participating lease and will become our property upon termination of the participating lease.

    At the end of the participating lease, all remaining personal property at each leased golf course becomes our property.

    INSURANCE

    Each lessee is required to maintain insurance on its leased golf course under insurance policies providing for all-risk, liability, flood (if carried by comparable golf course facilities in the area and otherwise available at commercially reasonable rates) and worker's compensation coverage, which at the time is usual and commonly obtained in connection with properties similar in type and use to the leased golf course located in the geographic area where the leased course is located. Each insurance policy names us as additional insured or loss payee, as applicable.

    ASSIGNMENT AND SUBLETTING

    A lessee, without our prior written consent (which we may generally withhold in our sole discretion, except in limited instances), may not assign, mortgage, pledge, hypothecate, encumber or otherwise transfer any participating lease or any interest in the lease, all or any part of the leased golf course or suffer or permit any lease or the leasehold estate or any other rights arising under any participating lease to be assigned, transferred, mortgaged, pledged, hypothecated or encumbered, in whole or in part, whether voluntarily, involuntarily or by operation of law. An assignment of a participating lease will be deemed to include any change of control of the lessee, as if the change of control were an assignment of the participating lease. However, each lessee has the right to assign its participating lease to its affiliates.

    Each lessee, with our prior approval, which we may withhold in our discretion, may be permitted to sublease portions of its leased golf course to sublessees to operate portions, but not the entirety of the operations customarily associated with or incidental to the operation of a golf course (e.g., driving range, restaurant, etc.).

    COMPANY'S RIGHT OF FIRST OFFER

    In the event a lessee desires to sell its interest in its participating lease to an unaffiliated third party, it must first offer us, or our designee, the right to purchase its interest. The lessee must give us written notice of its intent to sell, which notice must indicate the terms and conditions upon which the lessee intends to sell its interest in the participating lease. We, or our designee, generally have a period of 60 days to elect to purchase the leasehold interest on the terms and conditions upon which the lessee proposes to sell its interest. If we, or our designee, elect not to purchase the lessee's interest, then the lessee is free to sell its interest to a third party, subject to our approval as described above (see "--Assignment and Subletting"). However, if the terms upon which the lessee intends to sell its interest are reduced by 5% or more, then the lessee generally must again offer us the right to acquire its interest, provided that we have only 15 days to accept the offer.

    LESSEE'S RIGHT OF FIRST OFFER

    We may sell a golf course, but must first offer the lessee of the course the right to purchase it. We must give the relevant lessee written notice of our intent to sell, which notice must indicate the terms and conditions upon which we intend to sell the course. The lessee generally has a period of 60 days to elect to purchase the golf course on the terms and conditions upon which we propose to sell the golf course. If the lessee elects not to purchase, then we are free to sell the golf course to a third party. However, if the price at which we intend to sell the golf course is reduced by 5% or more from the price offered to the lessee, then we generally must offer the lessee the right to acquire the golf course at the reduced price provided that the lessee has only 15 days to accept our offer.

    DAMAGE TO, OR CONDEMNATION OF, A LEASED PROPERTY

    In the event of damage to or destruction of any leased golf course caused by an insured risk, the lessee will be obligated to diligently restore the leased golf course to substantially the same condition as existed immediately prior to the damage or destruction and, to the extent the insurance proceeds and the capital replacement fund are insufficient to do so, the lessee will be obligated to contribute the excess funds needed to restore the leased golf course. Any excess insurance proceeds will be paid to us. However, in the event the damage or destruction of the leased golf course renders it unsuitable for use as a golf course for a period of 12 months or more, the lessee may terminate the participating lease.

    INDEMNIFICATION GENERALLY

    Under each participating lease, the lessee has agreed to indemnify us from and against all liabilities, obligations, claims, actual or consequential damages, penalties, causes of action, costs and expenses (including reasonable attorneys' fees and expenses) imposed upon or asserted against us as owner of the applicable leased golf course on account of, among other things: (i) any accident, injury to or death of a person or loss of or damage to property on or about the leased course, (ii) any use, non-use or misuse by the lessee of the leased course, (iii) any impositions (which are the obligations of the lessee to pay pursuant to the applicable provisions of the participating lease) or the operations thereon, (iv) any failure on the part of the lessee to perform or comply with any of the terms of the participating lease or any sublease, (v) any taxes levied against the leased golf course and (vi) any liability we may incur or suffer as a result of any permitted contest by the lessee under any participating lease.

    GOVERNING LAW

    The participating leases are governed by the law of the state where the golf course is located. Because the golf courses are located in various states, the participating leases may be subject to restrictions imposed by applicable local law.

    EVENTS OF DEFAULT

    Events of default are defined in each participating lease generally to include, among others, the following:

    - if a lessee fails to make a rent payment when the payment becomes due and payable and the lessee does not cure the failure within a period of ten days after receipt of written notice from us of the failure;

    - if a lessee fails to observe or perform any material term, covenant or condition of a participating lease and the failure is not cured within a period of 30 days after receipt by the lessee of written notice from us, unless the failure cannot be cured with due diligence within a period of 30 days, in which case the failure will not constitute an event of default if the lessee proceeds promptly and with due diligence to cure the failure and diligently completes the cure within 120 days;

    - if a lessee: (a) admits in writing its inability to pay its debts generally as they become due, (b) files a petition in bankruptcy or a petition to take advantage of any insolvency act, (c) makes an assignment for the benefit of its creditors, (d) is unable to pay its debts as they mature, (e) consents to the appointment of a receiver for itself or of the whole or any substantial part of its property or (f) files a petition or answer seeking reorganization or arrangement under the federal bankruptcy laws or any other applicable law or statute of the United States of America or any state thereof;

    - if the lessee is liquidated or dissolved;

    - if the lessee voluntarily ceases operations on the leased golf course, except as a result of damage, destruction or a partial or complete condemnation or other unavoidable delays; or

    - if the lessee or its affiliate is in default under any other participating lease.

    If an event of default occurs and is continuing under a participating lease then upon not less than ten days notice (only if required by the participating lease) of the termination and upon the expiration of such time, the fixed or extended term, as the case may be, will terminate and all rights of the lessee under the participating lease will cease.

ITEM 3.  LEGAL PROCEEDINGS

    We are currently involved in the following material legal proceedings:

    BRENTWOOD GOLF & COUNTRY CLUB

    On November 21, 1999, we declared an event of default under the participating lease as a result of the tenant's failure to pay rent. On February 3, 2000, we filed an eviction action with a District Court in Oakland County, Michigan. In response, the tenant has filed a counterclaim against us. On March 8, 2000, a hearing was held and the court ruled to remove the case to Oakland County Circuit Court, where the action for possession and the allegations in the counterclaim will be heard. Additionally, the Court ordered the tenant to pay February and March 2000 rent into escrow, and to pay future rent into escrow until matters before the Oakland County Circuit Court are resolved.

    On June 20, 2000, the 24,482 OP units initially pledged as collateral for the participating lease by the prior owner of the golf course were redeemed for a total value of $390,649. This amount plus $343,749, the proceeds from the redemption of two certificates of deposit also pledged as collateral for the lessee's obligations under the participating lease which were liquidated on June 14, 2000, were applied to outstanding rent through May 2000, which totaled $675,415. The balance of $58,978 was accrued to cover legal fees associated with these proceedings. We have been operating this golf course since October 2, 2000, when the lessee agreed to deliver possession to us as a part of a settlement of claims. We had previously filed an eviction action and the lessee filed a counterclaim alleging certain defenses and claims against us. All of the lawsuits were dismissed, with prejudice, as of October 2, 2000. As consideration for the lessee delivering possession of the golf course to us, we agreed to pay $150,000 and purchase inventories and accounts receivable. No rent revenue was recognized for this golf course from the lessee subsequent to May of 2000.

    We face the risk that this golf course may not be sold in accordance with the terms of the sale agreement, or otherwise, and that even if a closing occurs, it may not occur by the agreed-upon time.

    We continue to operate the golf course through a wholly-owned subsidiary, GTA Brentwood, LLC, since we took possession on October 2, 2000. The 90-day grace period allowed by the Internal Revenue Service during which gross golf revenues are qualifying income for REIT tax purposes expired on December 30, 2000. Therefore, gross golf revenues subsequent to this date will be disqualified for REIT tax purposes.

    METAMORA GOLF & COUNTRY CLUB

    On September 15, 2000, we filed an eviction action against the tenant in the District Court of Lapeer County, Michigan, as a result of the lessee's default under the participating lease. On September 25, 2000, we redeemed 10,169 preferred OP units initially pledged as collateral for the participating lease by the prior owner of the golf course for a total value of $295,000. These amounts have been applied to outstanding rent and accrued legal fees incurred during this litigation. We also filed separate actions in the Circuit Court for Oakland County against Detroit Mortgage & Realty Company, or DM&R, as a result of its failure to make payment upon the presentment of a letter of credit, and against the principals of DM&R and Total Golf, Inc., the lessee, for fraud. On February 5, 2001, the tenant filed a petition for a Chapter 11 Bankruptcy in the United States Bankruptcy Court Eastern District of Michigan, Southern Division (Detroit). We intend to continue the eviction action, that was automatically stayed by the Bankruptcy Court on February 5, 2001 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the participating lease (by bringing rent current) or reject the participating lease (which would mean a return of the Golf Course to us). In accordance with legal requirements, the lessee continues to operate the golf course pending the resolution of the pending action and its bankruptcy.

    On February 28, 2001, we entered into a letter of intent with the tenant to sell the golf course to the tenant. The lessee has agreed to pay current through the closing date all outstanding rent. The sale agreement is being negotiated and the closing date is schedule for March 30, 2001. As additional consideration for us entering into the sale agreement, the tenant has agreed to make a $50,000 post-petition nonrefundable rent payment as of the execution of the sale agreement, which may be applied to the purchase price. The closing of this transaction is contingent upon the dismissal of the bankruptcy proceeding, and at the closing all lawsuits will be dismissed. This sale is being pursued in accordance with our original 2000 business plan in the normal course of business.

    We face the risk that this golf course may not be sold in accordance with the terms of the sale agreement, or otherwise, and that even if a closing occurs, it may not occur by the agreed-upon time.

    MYSTIC CREEK GOLF COURSE

    On October 25, 1999, we declared an event of default under the Mystic Creek lease as a result of the tenant's failure to pay rent. On February 3, 2000, we filed an eviction action with a District Court in Oakland County, Michigan. A hearing was set for February 29, 2000, but was stayed because the tenant filed a voluntary petition for Chapter 11 Bankruptcy in the United States Bankruptcy Court on February 25, 2000. We are in the process of filing motions with the bankruptcy court to seek relief from the automatic stay in order to continue the eviction proceeding against the tenant and to force the tenant to accept (including the payment of rent) or reject (which would mean a return of the property to GTA) the participating lease.

    We intend to continue the eviction action that was automatically stayed by the bankruptcy court on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the participating lease (by bringing rent current) or reject the participating lease (which would mean a return of the golf course to us). In accordance with legal requirements, the lessee continues to operate the golf course pending the resolution of the pending action and its bankruptcy. As ordered by the bankruptcy court, the debtor paid us post-petition rent in the amount of $85,000 per month for the months of June through September, 2000. Additionally, on November 22, 2000, we negotiated a settlement in which the debtor has agreed to pay us the sum of $210,000 as a designated amount from a collateral reserve account which may be used by us to be applied against a portion of the post-petition rent. The discovery phase of the adversary proceeding is scheduled to be concluded by April 20, 2000, with a pretrial conference scheduled for April 23, 2001, and a trial date is set for May 2, 2001. The parties have produced documents pursuant to the discovery process and depositions are underway and should be concluded by mid-April. The collateral securing the lessee's obligations under this lease includes cash of approximately $879,000 plus 52,724 OP Units. Due to the automatic stay issued by the bankruptcy court we have been unable to redeem this collateral and apply it to outstanding obligations. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on November 14, 2000.

    OSAGE NATIONAL GOLF CLUB

    On February 25, 2000, we declared an event of default under the participating lease as a result of the tenant's failure to pay rent. We filed an eviction action against the lessee on May 30, 2000. On June 20, 2000, the 66,124 OP units initially pledged as collateral for the participating lease by the prior owner of the golf course were redeemed at a total value of $1,055,190 and applied to past due rent obligations and other accrued charges. Of this amount, $866,322 was applied to outstanding rent through June 2000. The balance of $188,779 was accrued to cover legal fees and other damages associated with these proceedings. No rent revenue was recognized for this golf course from the lessee subsequent to June 2000.

    On August 1, 2000, the lessee and the prior owner of the golf course filed suit against us in the United States District Court, Eastern District of Missouri. The lessee and prior owner of the golf course allege in their suit that misrepresentations were made during the negotiations for the purchase of the golf course that amount to breach of contract and fraud. As relief, the lessee and the prior owner of the golf course are asking the court to award them the cash value of the OP units granted them at the time of the golf course purchase as well as treble damages and other punitive damages, lost profits, costs and rescission of the participating lease. The discovery phase of this proceeding is scheduled to be concluded by July 13, 2001 and a trial date is set for January 21, 2002. The parties are in the process of producing documents pursuant to the discovery process.

    On October 25, 2000, we, together with the lessee and the previous owner of the golf course, entered into a settlement agreement, pursuant to which the lessee delivered possession of the golf course to us on November 10, 2000, which resolved the eviction action that we had previously filed.

Additionally, as a part of this settlement, we, together with the lessee, attempted to negotiate an option in favor of the lessee (or its affiliate) to purchase the golf course for $8 million plus an amount equal to our carrying costs of the golf course until the property is sold plus any amount we fund to clear liens. The option was never executed and thus the remaining terms of the settlement letter are now null and void. No other material developments have occurred in these proceedings since the filing of our Quarterly Report on Form 10-Q on November 14, 2000.

    We continue to operate the golf course through a wholly-owned subsidiary, GTA--Osage, LLC, since we took possession on November 10, 2000. The 90-day grace period allowed by the Internal Revenue Service during which gross golf course revenues are qualifying income for REIT tax purposes expired on February 8, 2001. Therefore, gross golf course revenues subsequent to this date will be disqualified for REIT tax purposes.

    PALM DESERT COUNTRY CLUB

    We have been operating this golf course since September 5, 2000, when the tenant agreed to deliver possession of the golf course to us pursuant to a settlement arrangement with the lessee and previous owner of the golf course based on such lessee's default under the Participating Lease. On September 5, 2000, we redeemed 32,986 OP units initially pledged as collateral for the lease by the prior owner of the golf course for a total value of $460,784. Of this amount, $246,651 was applied to outstanding rent through August 2000 and the balance was applied to accrued legal fees incurred during this litigation and to outstanding payables assumed in the settlement agreement. No rent revenue was recognized for this golf course from the lessee subsequent to August of 2000.

    On September 20, 2000, we entered into a letter of intent with Sunterra Golf to sell the Golf Course to it (or an affiliate) for $4,500,000. On October 10, 2000, we and Pacific Golf Enterprises, LLC, an affiliate of Sunterra Golf, entered into a sale agreement whereby Pacific Golf Enterprises, LLC agreed to purchase the golf course for $4,500,000 within 60 days after the end of the due diligence period. On December 19, 2000, however, Sunterra Golf gave notice to us that they intended to terminate the sale agreement.

    We continue to operate the golf course through a wholly owned subsidiary, GTA--Palm Desert, LLC. The 90-day grace period allowed by the internal revenue service during which the gross golf course revenues are qualifying income for REIT tax purposes expired on December 5, 2000. Therefore, gross golf course revenues subsequent to that date will be disqualified for REIT tax purposes.

    SANDPIPER GOLF COURSE

    On January 18, 2001, Sandpiper at SBCR, LLC, which is the lessee of our Sandpiper golf course, and Environmental Industries, Inc., or EII, filed a Complaint for Injunctive Relief and Declaratory Relief Pending Arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which we own the golf course, Sandpiper-Golf Trust LLC, or SGT. SGT had leased the golf course to the Sandpiper lessee pursuant to a lease dated March 6, 1998. EII has secured a line of credit guaranteeing the lessee's performance under the lease. The complaint alleges that the Sandpiper lessee is excused from paying rent under the lease because SGT has failed to perform certain obligations under the lease and under a purported amendment to the lease. The complaint does not allege a cause of action for breach of the lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the lease, terminating the lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the lease. On January 24, 2001, the Sandpiper lessee sought and obtained a temporary restraining order prohibiting SGT from issuing new notices of default, terminating the lease, or drawing on the letter of credit pending a preliminary injunction hearing scheduled for February 2, 2001. On January 27, 2001, the parties entered into a Standstill Agreement, pursuant to which the temporary restraining order dissolved by its terms on February 2, 2001. In addition, SGT agreed, among other things, not to terminate the lease based on the current disputes between the parties pending the outcome of the dispute resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award. Pursuant to the Standstill Agreement, the parties met on February 19, 2001, in an attempt to resolve their disputes. No discovery has been conducted to date. It is not possible to predict the outcome of the dispute.

    In a related action, on January 22, 2001, Golf Trust of America, Inc. was served with a Summons and Complaint in a case titled H-T SANTA BARBARA, INC. AND THE ADCO GROUP, INC. V. GOLF TRUST OF AMERICA, INC., Case No. CV 01-00364-NM
(AJWx), filed in the United States District Court for the Central District of California. The complaint alleges that plaintiff H-T Santa Barbara, Inc., or HT, is the owner of a resort near Santa Barbara, California and that plaintiff ADCO is an affiliate of HT. The complaint alleges that GTA is the alter ego of SGT, that HT and SGT are parties to a Golf Utilization Agreement, and that GTA, through SGT, has breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint also alleges that, if GTA is not the alter ego of SGT, then GTA has negligently and/or intentionally interfered with the Golf Utilization Agreement. The complaint further alleges that GTA misrepresented its intention to fund the renovation of the golf course, that GTA falsely represented that the lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleges that GTA breached the term sheet and the lease by failing to renovate the golf course. The complaint seeks actual damages in excess of $50 million, punitive damages and injunctive relief. No discovery has been conducted to date. It is not possible to predict the outcome of the dispute.

    TIERRA DEL SOL GOLF CLUB

    On November 3, 1999, we filed an eviction action against the tenant at Tierra Del Sol Golf Club with the District Clerk of Court in Valencia County, New Mexico, as a result of the tenant's failure to pay rent. As a result of this lawsuit, we took possession of the golf course on February 7, 2000, pursuant to an order issued by the District Court, and we have been operating it since then. OP units initially pledged as collateral for the lessee's performance of its obligations under the participating lease by the former lessee have been redeemed and were applied to past due rent obligations and other accrued charges. The remaining collateral balance of $184,000 (equal to approximately five months of base rent) was recognized as other income in the first quarter of 2000. We are operating this golf course through a wholly-owned subsidiary, GTA Tierra Del Sol LLC. The 90-day grace period allowed by the Internal Revenue Service during which revenues from operations will be qualifying income for REIT tax purposes expired on May 6, 2000. Therefore, golf course revenues subsequent to this date will be disqualified for REIT tax purposes.

    WEKIVA GOLF CLUB/SWEETWATER COUNTRY CLUB

    We and Diamond Players Club, L.C., an affiliate of the tenants at Wekiva Golf Club Sweetwater Country Club, entered into a sale agreement dated
October 10, 2000 in which Diamond Players Club, L.C. agreed to purchase the two golf courses for $10,000,000. The closing was scheduled to take place on or before December 15, 2000. On December 1, 2000, we entered into a first amendment to the sale agreement with the buyer in which we reduced the purchase price to $9,500,000. On December 15, 2000 we entered into a second amendment to the sale agreement with the buyer in which we extended the closing date to December 29, 2000. On February 8, 2001, we entered into a third amendment to the sale agreement in which we extended the closing date to March 30, 2001 and, in addition, the tenant agreed to pay all outstanding rent for December 2000, January 2001, and February 2001, which we have received. On March 1, 2001, we entered into a fourth amendment to the sale agreement in which we reduced the purchase price to $9,130,000. We have agreed to defer receipt of all past due rent for months prior to December 1, 2000. The sale agreement contemplates that if the transaction does not close on or before March 30, 2001, we shall immediately present and liquidate a letter of credit in the amount of $1,500,000, and the tenants have agreed to deliver possession of both golf courses to us on April 2, 2001. These sales are being pursued in accordance with our original 2000 business plan in the normal course of business.

    We face the risk that these golf courses may not be sold in accordance with the terms of the sale agreement, or otherwise, and that even if a closing occurs, it may not occur by the agreed-upon time.

    RISK OF ADDITIONAL DEFAULTS

    According to the most recent financial information provided to us by our lessees, the financial performance at 25 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations. Thus, we face a significant risk of additional defaults by our lessees for non-payment of rent.

    OTHER LITIGATION

    LAKE OZARK INDUSTRIES, INC. AND EVERETT HOLDING COMPANY, INC. V. GOLF TRUST OF AMERICA, ET AL. This is an action issued by a contractor, Lake Ozark Construction Industries, Inc., or LOC, against numerous defendants including GTA. LOC asserts that it performed construction services on, or which benefited the property of, the various defendants, including GTA and seeks to foreclose a mechanic's lien upon GTA's property. The lien amount is $1,427,302.47 plus interest at 10% from the May 20, 1999 filing. Discovery in this case is proceeding. While substantial activity has occurred in the case, the attorneys are unable to give an assessment as to a likely outcome or as to a probable range of loss.

    ROUTINE LITIGATION

    In addition to litigation between lessor and lessee (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. We are not currently subject to any claims of this sort that we deem to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

FOURTH QUARTER 2000

    No matters were submitted to a vote of our security holders in the fourth quarter of 2000.

DEADLINE FOR SUBMITTING STOCKHOLDER PROPOSALS FOR OUR 2001 ANNUAL MEETING

    We recently decided to delay the date of our next annual meeting. We have not yet chosen a date, however, whichever date we choose will be more than 30 days after the one-year anniversary of last year's annual meeting. Accordingly, the stockholder proposal deadlines set forth in last year's annual meeting proxy statement are no longer valid. When we select a date for the meeting, we will announce it promptly by means of a press release (or other reasonable means). Our announcement will also state the new submission deadline for anyone wishing to submit a proposal for inclusion in the proxy statement, which deadline will be a reasonable time before we expect to print and mail our proxy materials, as allowed by Exchange Act Rule 14a-8(e)(2).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our common stock is listed on the American Stock Exchange under the symbol "GTA." Since our inception, we completed two underwritten public offerings. On February 12, 1997, we completed our initial public offering of 3.91 million shares of our common stock at $21.00 per share, generating net proceeds of approximately $73.0 million. On November 10, 1997, we completed a follow-on public offering of 3.45 million shares of our common stock at $25.625 per share, generating net proceeds of approximately $82.7 million.

    On March 5, 2000, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $8.99.

    The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

                                               PRICE RANGE OF COMMON
                                                      SHARES           DIVIDENDS PER
                                               ---------------------      COMMON
                                                 HIGH         LOW          SHARE
                                               ---------   ---------   -------------
1997:
  First Quarter..............................  $ 26.125     $22.75         $0.21
  Second Quarter.............................    28.75      23.625          0.41
  Third Quarter..............................    28.688     26.00           0.41
  Fourth Quarter.............................    29.375     25.25           0.41

1998:
  First Quarter..............................    32.375     27.625          0.41
  Second Quarter.............................    35.125     30.25           0.44
  Third Quarter..............................    35.50      26.00           0.44
  Fourth Quarter.............................    29.563     24.00           0.44

1999:
  First Quarter..............................    27.75      20.50           0.44
  Second Quarter.............................    25.75      21.625          0.44
  Third Quarter..............................    24.375     18.375          0.44
  Fourth Quarter.............................    19.50      14.50           0.44

2000:
  First Quarter..............................    18.563     16.125          0.44
  Second Quarter.............................    17.625     15.50           0.44
  Third Quarter..............................    16.188     12.75           0.44
  Fourth Quarter.............................    14.3125     6.375          0.25

2001:
  First Quarter (through March 5, 2001)......     9.25       6.875

    The distribution for the first quarter 1997 was for a partial period from the closing of our initial public offering and was equivalent to a quarterly distribution of $0.41 per share.

SHAREHOLDER AND OP UNITHOLDER INFORMATION

    On March 5, 2001, we had 8,217,555 common shares outstanding. Those shares were held of record by 118 holders and by an estimated 5,600 beneficial owners. On that date, we had 800,000 shares of our Series A Preferred Stock, all of which were held of record by a single holder.

    As a result of our UPREIT structure, our subsidiaries hold one OP unit in our operating partnership for each of our outstanding shares of stock. On March 5, 2001, we had an additional 4,542,547 common OP units outstanding (excluding the 8,217,555 common OP units held by our subsidiaries), which were held of record by 15 limited partners. On that date we had 48,949 series C preferred OP units outstanding, all of which were held of record by a single holder (in addition to the 800,000 series A preferred OP units held by our subsidiary).

DIVIDENDS

    On December 26, 2000 we announced that we have reduced our common dividend to $0.25 per quarter in order to conserve cash pending stockholder consideration of our proposed plan of liquidation.

    If our stockholders DO NOT APPROVE the plan of liquidation, we intend to suspend our payment of regular quarterly dividends in order to conserve our cash. In that case, we may make only the minimum annual distributions necessary to preserve our REIT status.

    If stockholders DO APPROVE the plan of liquidation, we currently intend to continue paying regular quarterly dividends not to exceed $0.25 per quarter, which is equivalent to $1.00 per year, per share, for the first two fiscal quarters of 2001. We have agreed with our preferred stock holders that if stockholders approve the plan of liquidation, we will not pay any common dividends for the third quarter 2001 or any subsequent quarters without their consent until their stock is redeemed, other than distributions that are required to maintain our status as a REIT and other than distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our properties.

    Because our lenders have asserted that we are in default under our credit facility, the terms of the credit facility prohibit us from paying any further dividends. We face the risk that our lenders may not agree to amend our credit facility to permit us to pay dividends and that any dividend we do pay would be considered by our lenders to be an additional default thereunder.

    Although lower than our prior rate of $0.44 per quarter, our new target rate of $0.25 per quarter is greater than what we expect to pay if stockholders vote against the plan of liquidation. We will be able to pay a higher dividend if the liquidation is approved because we will have less need to conserve cash. In any case, we intend to comply with the REIT distribution requirements to the extent possible, which may require making a special dividend in the final quarter of each fiscal year.

    Our board of directors, in its sole discretion, will determine the actual distribution rate based on our company's actual results of operations, economic conditions, tax considerations and other factors. Our total distribution, for the year ended December 31, 2000, was $1.57 per share of common stock. For the year ended December 31, 2000, and including payments made for fourth quarter, the distributions represent 80.2% of cash available for distribution. Holders of OP units receive distributions on a per unit basis equal to the per share distributions to owners of common stock, except preferred OP units which were issued at a specified dividend yield. Also, OP units issued after a distribution record date to partners other that GTA GP or GTA LP receive a pro rata distribution based on duration of ownership during that dividend period.

    In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 95% of our taxable income, excluding net capital gains (or 90% for taxable years commencing after December 31, 2000). Based on our results of operations for year ended

December 31, 2000, we were required to distribute approximately $7.2 million in order to maintain our REIT status. Under certain circumstances, we may be required to make distributions in excess of cash available in order to meet these distribution requirements.

RECENT SALES OF UNREGISTERED SECURITIES

    Under the partnership agreement of our operating partnership, each of the limited partners (other than GTA LP), generally has the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. Upon limited partners' exercise of their redemption right, we have issued the following shares since January 1, 2000:

    - On January 6, 2000 we issued 3,750 shares of common stock to James Hoppenrath upon his redemption of an equal number of OP units.

    - On January 10, 2000 we issued 50,000 shares of common stock to Stonehenge Golf Development, LLC upon its redemption of an equal number of OP units.

    - On January 10, 2000 we issued 3,300 shares of common stock to Olde Atlanta Golf Club Limited Partnership upon its redemption of an equal number of OP units.

    - On January 26, 2000 we issued 4,100 shares of common stock to Olde Atlanta Golf Club Limited Partnership upon its redemption of an equal number of OP units.

    - On March 3, 2000 we issued 274,039 shares of common stock to Golf Host Resorts, Inc. upon its redemption of an equal number of OP units.

    - On June 20, 2000 we issued 25,471 shares of common stock to Stonehenge Golf Development, LLC upon its redemption of an equal number of OP units.

    - On August 14, 2000 we issued 10,600 shares of common stock to Olde Atlanta Golf Club Limited Partnership upon its redemption of an equal number of OP units.

    - On March 2, 2001 we issued 60,581 shares of common stock to Northgate upon its redemption of an equal number of OP units.

    We made each of these issuances in reliance on the exemption from registration provided by Section 4(2) of the Securities Act after obtaining representations sufficient for us to conclude that the acquirer was an accredited investor. We have registered the resale of these shares by their holders. We did not receive any cash proceeds from these issuances, but instead received the OP units tendered for redemption. Such OP units were acquired by us and are held in the names of our subsidiaries, GTA GP, Inc. and GTA LP, Inc.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The consolidated selected financial data set forth below presents the consolidated financial results of GTA, our operating partnership and our subsidiaries and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Financial Statements and the related notes, included in this annual report. The consolidated operating information set forth below for the years ended
December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000, are derived from and qualified by reference to our audited financial statements included in this annual report. The consolidated operating information set forth below for the period from February 12, 1997 (inception of operations) through December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from and qualified by reference to our audited financial statements that are not included in this annual report. Our historical results are not necessarily indicative of results for any future period.

    On February 25, 2001 the Board of Directors voted to adopt a plan of liquidation subject to stockholder approval. The information presented herein, except for the pro forma table included below, does not include any adjustments necessary to reflect the possible future effects on the recoverability of assets or the settlement of liabilities that may result from adoption of the plan of orderly liquidation or our potential inability to complete such a plan in an orderly manner. See Note 1 to the consolidated financial statements for further discussion.

    The ultimate disposition of our assets under the plan of liquidation, if approved by the stockholders, is expected to result in net proceeds that will be in excess of their adjusted net carrying amounts; however, in accordance with generally accepted accounting principles, gains are not recognized until a sale is complete and the gain is realized. Summarized below is an unaudited pro forma estimate prepared by management of the expected liquidation value per share based on the assumption that the sale of assets to Legends, as described above, is consummated in a reasonable period of time:

PRO FORMA IMPACT ON EQUITY OF SALE TO LEGENDS                 (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      -----------
Historical Stockholders' Equity at December 31, 2000........    $ 82,073
Estimated gains on sales of assets to Legends...............      63,000
Liabilities estimated to be incurred pursuant to the plan of
  liquidation...............................................     (22,000)
Redemption of preferred stock...............................     (20,000)
                                                                --------
Pro forma net assets available for liquidation..............    $103,073
                                                                ========
Common shares outstanding...................................       8,218
                                                                --------
Pro forma net assets available for distribution per common
  share.....................................................    $  12.54
                                                                --------

    The above pro forma represents management's estimates of the possible net proceeds per share based on the signed purchase agreement with Legends and certain significant assumptions. First, this pro forma is based on the assumption that Legends will successfully complete its purchase of the golf courses. Differences may occur depending on the date the transaction actually closes and the amount of proceeds actually received. Second, liabilities and expenses to be incurred pursuant to the plan of liquidation include commitments under employment agreements, reserves for contingencies, reserves for insurance costs, and financial advisor and other costs associated with the plan of liquidation. In locating new buyers we could incur additional costs, and as the plan of liquidation unfolds, differences may arise in the amounts estimated by management. Third, the preferred stockholders will receive a liquidating distribution and the redemption value of their stock before net proceeds will be made available to common stockholders.

                                                     PERIOD FROM
                                                    FEBRUARY 12,
                                                   1997 (INCEPTION
                                                   OF OPERATIONS)              YEAR ENDED
                                                       THROUGH                DECEMBER 31,
                                                    DECEMBER 31,     -------------------------------
                                                        1997           1998        1999       2000
                                                   ---------------   ---------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING INFORMATION
Revenue:
  Rent from affiliates...........................     $  10,802      $  12,365   $ 15,041   $ 18,733
  Rent...........................................         3,607         23,097     31,630     27,681
  Mortgage interest..............................         4,318          8,922      9,106      9,052
                                                      ---------      ---------   --------   --------
    Total revenue................................        18,727         44,384     55,777     55,466
                                                      ---------      ---------   --------   --------
Expenses:
  Depreciation and amortization..................         3,173         11,667     17,299     18,294
  General and administrative.....................         2,532          5,416      6,098      8,162
  Interest income................................          (624)          (478)    (1,480)    (2,285)
  Interest expense...............................         1,879          9,673     15,603     18,816
  Impairment loss................................            --             --         --     62,470
  Loss on disposal of assets.....................            --            370         --         --
                                                      ---------      ---------   --------   --------
    Total expenses...............................         6,960         26,648     37,520    105,457
                                                      ---------      ---------   --------   --------
Net income (loss) before minority interest.......        11,767         17,736     18,257    (49,991)
Income (loss) attributable to minority
  interest.......................................         5,798          7,130      7,026    (17,247)
Preferred dividends..............................            --             --      1,383      1,850
                                                      ---------      ---------   --------   --------
Income (loss) attributable to common
  stockholders...................................     $   5,969      $  10,606   $  9,848   $(34,594)
                                                      =========      =========   ========   ========
Earnings (loss) per common share:
  Basic..........................................     $    1.32      $    1.39   $   1.28   $  (4.28)
  Diluted........................................     $    1.29      $    1.34   $   1.27   $  (4.28)
Weighted average common shares:
  Basic..........................................         4,535          7,635      7,720      8,083
  Diluted........................................         4,626          7,905      7,734      8,083
Distribution declared per common share(1)........     $    1.43      $    1.73   $   1.76   $   1.57
Distribution paid per common share...............     $    1.03      $    2.14   $   1.76   $   1.32

CONSOLIDATED CASH FLOW INFORMATION
Cash flows from operating activities.............     $  13,644      $  30,593   $ 24,467   $ 26,569
Cash flows used in investing activities..........     $(148,738)     $(201,504)  $(14,490)  $ (2,545)
Cash flows from (used in) financing activities...     $ 150,062      $ 157,834   $ (7,963)  $(23,471)

CONSOLIDATED SUPPLEMENTAL INFORMATION
Funds from operations available to common
  stockholders and OP Unit holders(2)............     $  14,899      $  29,773   $ 34,107   $ 28,688
Cash available for distribution to common
  stockholders and OP Unit holders...............     $  13,652      $  27,221   $ 30,549   $ 25,660
Weighted average common shares and OP units......         9,030         13,052     12,990     12,903

------------------------

(1) The 1997 quarterly distribution declared per common share and OP unit includes $0.41 declared in January 1998 related to the fourth quarter 1997.

(2) In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc., or NAREIT, as revised on October 27, 1999, Funds From Operations represents net income (computed in accordance with GAAP) including all operating results, both recurring and non-recurring--excluding those results defined as "extraordinary items" under GAAP and gains (or losses) from sales of depreciable property. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indication of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. We believe that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of our company to incur and service debt and make capital expenditures.

                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                        1997       1998       1999       2000
                                                      --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET INFORMATION
Cash, receivables & other...........................  $ 20,133   $ 16,229   $ 33,050   $ 24,531
Net investments in golf courses.....................   101,044    323,500    327,702    261,755
Mortgage note receivable............................    65,129     72,252     73,160     73,595
                                                      --------   --------   --------   --------
    Total assets....................................   186,306    411,981    433,912    359,881
                                                      --------   --------   --------   --------
Mortgages and notes payable.........................     4,325    210,634    223,085    224,750
                                                      --------   --------   --------   --------
Total liabilities...................................     7,354    225,824    233,881    232,747
Minority interest...................................    54,625     76,510     69,747     45,061
Stockholders' equity................................   124,327    109,647    130,284     82,073
                                                      --------   --------   --------   --------
    Total Liabilities and stockholders' equity......   186,306    411,981    433,912    359,881
                                                      ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS ANNUAL REPORT.

PLAN OF LIQUIDATION

    During 2000, management and the board of directors observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of the national and global economic concerns. This business environment has posed a significant challenge due to the fact that, as a REIT utilizing the triple-net lease structure, we are not able to control the direct operation of our Golf Courses without jeopardizing our REIT status.

    We have experienced lessee defaults at 8.5 (eighteen-hole equivalent) of our golf courses (6 lessees) over the past year and face the risk of additional defaults in the future. These defaults have decreased revenue due to lost rent and increased expenses from the litigation involved in the foreclosure process and to the costs incurred to transition operational control of these assets. During 2000, we foreclosed and assumed operations of 5 of these golf courses for which the respective lessee was in default under their participating lease. All collateral pledged under the participating leases for these 5 courses has been redeemed. Rent revenue that was realized in 2000 but will not be realized in 2001 as a result of these foreclosures is approximately $1.5 million. We assumed operational control of 4 of these 5 golf courses in the last four months of 2000, 15 in September, 1 in October and 1.5 in November. Due to the seasonal impact on operations coupled with significant outstanding liabilities left by the lessees, such as past due property taxes, operations from these golf courses resulted in an aggregate net loss of $600,000, which is included in our general and administrative expenses on our Statement of Operations.

    Rent revenue recognized in 2000 on the other 3.5 golf courses that are still in default legal proceedings, two of which are in bankruptcy proceedings, totaled approximately $4.0 million which, although dependent on the resolution of these proceedings, will likely not be recognized in 2001. The value of the collateral remaining at these 3.5 golf courses when the legal proceedings are concluded will be applied to payment obligations accrued in 2000. Additionally, according to the most recent financial information provided to us by our lessees, the financial performance at 25 of our other golf courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations. Thus, we face a significant risk of additional defaults by our lessees for non-payment of rent.

    On February 25, 2001, the independent committee of our Board unanimously recommended and our Board of Directors unanimously adopted a plan of liquidation for Golf Trust of America, Inc. and our operating partnership, Golf Trust of America, L.P. subject to approval by our stockholders. The plan is the result of a thorough review of strategic alternatives that commenced in February of 2000.

    The plan of liquidation will be submitted to a vote of our common stockholders by means of a proxy statement and special meeting. Our preferred stockholders will also vote on the plan, as a separate class, at the special meeting. Before we can hold the meeting, we must file our preliminary proxy statement with the SEC for its review. We expect to file our preliminary proxy statement concurrently with this annual report. The filing will be available for free on the SEC web site. The SEC review process may take a number of weeks. Once the SEC review process is complete, we will mail a copy of the definitive proxy statement to our stockholders, together with instructions on voting procedures. Stockholders should read the proxy statement carefully when it is available because it will contain important information.

    Management estimates that, if stockholders approve the plan, total liquidating distributions to common stockholders will fall within the range of $10.43 to $14.18 per share and will be paid within 12 to 24 months following stockholder approval. These estimated distribution ranges are based on numerous assumptions, notably including the sale prices of assets for which no definitive sale agreements or letters of intent are in place. Although we believe our assumptions are reasonable, the assumptions may prove to be inaccurate and the ultimate amount of liquidating distributions to stockholders may be reduced or delayed. One of our financial advisors, Houlihan Lokey Howard & Zukin, has estimated that liquidating distributions will range from $9.53 to $13.26 per share.

    In connection with the plan of liquidation, we have entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P. Under the voting agreement, AEW has agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the plan of liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A Preferred Stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A Preferred Stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the shares without violating any legal or contractual obligations. We have further agreed that other than common dividends for the first and second quarter of 2001 in an amount not to exceed $0.25 per share which we are permitted to make, we will make no further regular common dividend distributions without AEW's consent until the preferred stock is redeemed, other than distributions that are required to maintain our status as a REIT and other distributions that we may be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

    Also, in connection with the plan of liquidation, we have entered into a purchase sale agreement with an affiliate of our largest lessee, Legends, to sell to that affiliate up to the 12.5 (eighteen-hole equivalent) golf courses leased by Legends. Total consideration payable by Legends' affiliate is valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5 million secured promissory note from Legends. In addition, Legends will be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. We have the right to terminate the sale if stockholders do not approve the plan of liquidation. We may accept superior offers for these golf courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. The sale is also subject to customary closing conditions. Legends is affiliated with Mr. Larry D. Young, one of our former directors, who resigned from our board upon the board's approval of this transaction.

    Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's decision to approve the sale of golf courses to Legends. In order to avoid such a conflict, our board created a special committee, consisting of all four of our independent directors, to review the Legends transaction. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve it. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among our company, Legends and Legends' lenders were protracted and did not result in a signed purchase agreement until February 25, 2001. The agreement signed on February 25, 2001 is dated as of February 14, 2001 and is effective as of the earlier date. Mr. Young was represented by separate counsel during these negotiations. Mr. Young resigned from our board after the Legends agreement was approved on February 25, 2001.

    Further, Legends, is losing money on a number of its participating leases. Unless Legends is able to improve the performance of the golf courses it leases from us, or is able to obtain money from other sources, we face the risk that Legends could default on one or more of its participating leases. Defaults by Legends could greatly harm our financial performance, since the 12.5 golf courses that Legends leases from us provided $18.7 million of our total revenue of $55.5 million in 2000.

    The ability of Legends to complete its purchase of the golf courses is not assured and, in the event Legends cannot complete the purchase, the plan of liquidation could be jeopardized. Legends' ability to purchase the golf courses depends on its ability to obtain adequate financing. Legends has incurred losses and its current liabilities exceed its current assets. Legends is negotiating with its lender to refinance its debt and to obtain new financing sufficient to acquire the golf courses, and has obtained a commitment letter from a bank to accomplish the refinancing; however, there can be no assurances that Legends will be able to complete the purchase.

    Based on the direction of the board and available information from the review of our strategic alternatives including the board's adoption of the plan of liquidation on February 25, 2001, management concluded that, under the provisions of Statement of Financials Accounting Standards, or SFAS, No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, an impairment of its long-lived assets and certain of its notes receivable had occurred. Management's estimate of the value of its portfolio of golf courses resulted in an impairment loss of $62.5 million recorded in 2000. As a result of these losses and the lessee defaults, our lenders have asserted that we are in violation of several of the required covenants of our credit facility. We have been negotiating with our lenders to amend the credit facility to establish new terms that consider, among other things, the proposed plan of liquidation. However, amendments to the credit facility are likely to impose additional restrictions on our operations and increase the interest rate we pay. In addition, we believe that the amendments will require us to pay a higher rate of interest if the plan of liquidation is not approved, and we believe that it would be difficult or impossible to refinance our senior credit agreements under current market conditions. We currently face the risk that the lenders under those agreements may accelerate our obligations to them. An acceleration could require us to seek bankruptcy court protection, which could jeopardize the plan of liquidation.

DISPOSITIONS

    Since our prior annual report, we have disposed of the following three golf courses:

                                                                                                 YEAR
GOLF COURSE NAME                                    CITY AND STATE   NO. OF HOLES   YARDAGE     OPENED
----------------                                    --------------   ------------   --------   --------
Raintree Golf Course..............................  Akron, OH             18         6,886       1992
Ohio Prestwick Country Club.......................  Akron, OH             18         7,066       1972
Persimmon Ridge Country Club......................  Louisville, KY        18         7,129       1989

    Each disposition is summarized below:

    - RAINTREE GOLF COURSE AND OHIO PRESTWICK COUNTRY CLUB. On January 4, 2001 we completed the sale of Raintree Golf Course and Ohio Prestwick Country Club to an affiliate of the prior owner of Raintree Golf Course, who was the lessee at both golf courses, for total consideration valued at $10.65 million.

    - PERSIMMON RIDGE COUNTRY CLUB. On February 15, 2001, we completed the sale of Persimmon Ridge to Persimmon Ridge Golf Course, Inc., an affiliate of Persimmon Ridge Development Company for total consideration valued at $5.2 million. The sale's terms include the termination of the lease agreement between us and Legends National Golf Management, LLC.

RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
     DECEMBER 31, 1999

    For the years ended December 31, 2000, and December 31, 1999, we recognized $55,466,000 and $55,777,000, respectively, in revenue from the participating leases and from the mortgage note receivable. The decrease in revenues of $311,000, or less than 1%, is due to lost rental revenue from the lessees in default under their participating leases which totaled approximately $2,448,000; a decrease in straight line rents of approximately $595,000; and a decrease in participating rent and/or participating interest of approximately $342,000; offset by minimum increases in rent (including additional rent on improvements at several golf courses that were acquired in prior years) of approximately $1,705,000; rent for a full year of operations for 1999 acquisitions of approximately $957,000; and increased interest from the mortgage note receivable of approximately $412,000.

    Expenses totaled $88,926,000 and $23,397,000 for the years ended
December 31, 2000, and December 31, 1999, respectively. The increase of $65,529,000, or 280%, is primarily due to the non-cash impairment loss of $62,470,000 to write-down our assets to their estimated fair value in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards, or SFAS, No. 121 and No. 114. The remaining increase of $3,059,000 related to operational expenses is due to an increase in Legal and Professional fees of $2,120,000, which is attributed to the strategic alternatives review process and litigation costs incurred to pursue foreclosure on golf courses whose lessees were in default under their participating leases; additional depreciation of $884,000 for a full year of depreciation on the two golf courses acquired in 1999 plus the incremental depreciation for the golf course improvements funded in 2000 and the latter half of 1999; and an increase in loan cost amortization of $364,000; an increase in restricted stock compensation of $347,000; offset by a net reduction in general and administrative costs of $656,000, primarily related to cost savings from the reorganization of our acquisitions department that occurred in November 1999.

    For the year ended December 31, 2000, interest expense was $18,816,000 compared to $15,603,000 for the year ended December 31, 1999. The increase of $3,213,000 can be primarily attributed to the increase of $6,900,000 in the average balance of outstanding debt for the four quarters of 1999 versus the average balance of outstanding debt for the four quarters of 2000 coupled with significant increases in interest rates in 2000. The increase in the average balance of outstanding debt is due to a full year of the outstanding debt obtained to fund 1999 acquisitions. In addition, our interest rate swap agreement with Bank of America N.A., which effectively converted a portion of our floating rate debt to a fixed rate, expired on March 27, 2000. This agreement covered a notional amount of $76,800,000 which converted to floating rate debt upon expiration of this agreement resulting in total floating rate debt of $212,700,000.

    Due to the non-cash impairment loss of our assets aggregating $62,470,000 that was recorded over the third and fourth quarters of 2000, we reported a net loss for the year ended December 31, 2000 of $32,744,000 compared to net income of $11,231,000 for the year ended December 31, 1999. The diluted loss per share for the year ended December 31, 2000 per share was $4.28 compared to diluted earnings per share for the year ended December 31, 1999 of $1.27 reflecting a $5.55, or 437%, decrease over the prior year. This decrease is due to the non-cash impairment loss. Diluted earnings per share before the reduction in net income attributed to the impairment loss would have been $0.76, or a 40% decrease. This decrease is partially attributable to four quarters of preferred dividend payments to our preferred stockholder in 2000 versus three quarters of payments in 1999. The preferred dividend payments reduce the earnings available to common stockholders.

    RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
     DECEMBER 31, 1998

    For the years ended December 31, 1999, and December 31, 1998, we recognized $55,777,000 and $44,384,000, respectively, in revenue from the participating leases and from the mortgage note receivable. The increase in revenues of $11,393,000 or 25.7% is due to minimum increases in rent (including additional rent on improvements at the courses acquired in 1997) of approximately $1,554,000; rent for a full year of operations for 1998 acquisitions (including additional rent on improvements at these courses) of approximately $8,305,000; rent from golf courses acquired in 1999 of approximately $1,179,000; increased interest from the mortgage note receivable of approximately $672,000; and an increase in straight line rents of approximately $33,000; offset by a decrease of approximately $350,000 in participating rent and/or participating interest.

    Expenses totaled $23,397,000 and $17,083,000 for the years ended
December 31, 1999 and December 31, 1998, respectively. The increase of $6,314,000, or 37%, reflects additional depreciation of $5,658,000 for the acquisitions and improvements made during 1999 and a full year of depreciation for those courses added in 1998; an increase in loan cost amortization of $370,000; and a one-time charge of approximately $500,000 consisting primarily of severance costs related to the reorganization of the Acquisition department; offset by a reduction in general and administrative costs and restricted stock compensation expense of $214,000.

    For the year ended December 31, 1999, interest expense was $15,603,000, compared to $9,673,000 for the year ended December 31, 1998. The increase of $5,930,000 resulted primarily from an increase of $60,000,000 in the average balance of our outstanding debt for the four quarters of 1999 versus the four quarters of 1998. The increase in the average balance of outstanding debt is due to a full year of the outstanding debt obtained to fund 1998 acquisitions and to our assumption of a $10,000,000 debt in 1999 for the purchase of Pete Dye Golf Club. In addition, interest rates increased, particularly in the last quarter of 1999, causing an increase in the interest expense on our floating rate debt which averaged approximately $133,900,000 in 1999.

    Net income for the years ended December 31, 1999, and December 31, 1998, was $11,231,000 and $10,606,000, respectively for a year over year increase of $625,000.

    For the year ended December 31, 1999, our diluted earnings per share was $1.27 reflecting a $0.07, or 5.2%, decrease from the prior year. This decrease is primarily due to preferred dividend payments in 1999 to our preferred stockholder of $1,383,000 which reduced the earnings available to common stockholders. Diluted earnings per share prior to reduction for preferred dividends would be $1.45, reflecting a $0.11, or 8.2%, increase over the prior year.

LESSEE DEFAULTS AND LEGAL PROCEEDINGS

    We have a policy of acting promptly and aggressively on any tenant defaults in accordance with the terms of the lease, whether the defaults are of a monetary or non-monetary nature. When a tenant fails to pay its rent in accordance with the applicable lease, we, as landlord, may declare an "event of default." For a description of the leases, and a list of types of defaults, see "Item 2. Properties--The Participating Leases--Events of Default" When we declare an event of default, the tenant has a 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the lease and under law. For a description of the events of default that were not cured within the 10-day period, see "Item 1. Business--Recent Developments--Lessee Defaults" and "Item 3. Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

    Our ability to meet our obligations in the near term is contingent upon reaching agreement with our lenders. As discussed in "Item 1. Business--Plan of Liquidation," management estimates that if the plan of liquidation is approved by the stockholders, proceeds will be adequate to pay our obligations; however, there can be no assurances on the outcome of such plan.

    CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

    Cash flow provided by operating activities for the year ended December 31, 2000 was $26,569,000 compared to $24,467,000 for the year ended December 31, 1999. This reflects a net loss plus non-cash charges to income for the impairment loss recorded to adjust our assets to their estimated fair value, depreciation, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight line rents and interest, and working capital changes.

    Cash flows used in investing activities reflect the funding of golf course capital additions of approximately $3,590,000 offset by $1,028,000 in principal payments received on the note receivable for the parcel of land at the Sandpiper Golf Course that was sold in 1999 and a decrease in the participating mortgage notes receivable related to the Westin Innisbrook facility of $17,000. The golf course capital additions include improvements of $870,000 at Eagle Ridge, $627,000 at Cypress Creek, $751,000 in the replacement of assets at Cooks Creek that were destroyed by a fire in 1999, and $1,342,000 in aggregate improvements at other golf courses in our portfolio. In 1999, golf course acquisitions and capital additions were $15,371,000 which included the $3,300,000 acquisition of an additional nine holes at Northgate Country Club, the cash portion of the Metamora Golf Course purchase price of $5,000,000, $3,600,000 for improvements at Eagle Ridge and $3,500,000 in aggregate improvements at other golf courses. These outflows were offset by the receipt of the initial payment of $975,000 on the note receivable held by us from our disposition of a parcel of land adjacent to the Sandpiper Golf Course. Additionally, there was an increase of $94,000 in the participating mortgage notes receivable related to the Westin Innisbrook facility.

    During the year ended December 31, 2000, our financing activities netted to a use of cash of $23,471,000. We borrowed $2,000,000 under the unsecured line of credit, paid loan fees of $308,000 related to the extensions of the unsecured line of credit, made new officer loans of $261,000, paid principal payments on the note payable of $336,000, paid $31,000 in fees associated with the 1999 issuance of preferred stock and paid dividends and partner distributions of $22,176,000 net of a $45,000 equity adjustment for one partner. In addition, $2,425,000 in financing activities resulted from the redemption of OP unit collateral securing the lessees' performance under Participating Leases. The 2000 financing activities compare to cash flows used in financing activities of $7,963,000 for 1999. This amount was the result of net proceeds from our series A preferred stock offering of $19,122,000, net borrowings of $7,775,000 under the credit facility, proceeds from the issuance of common stock of $42,000, less promissory note payments to Nations Credit of $5,324,000, redemption value of OP units of $2,478,000, loans to officers of $1,278,000 and dividends and partner distributions totaling $24,302,000 for the year ended December 31, 1999.

    CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

    Cash flow from operating activities for the year ended December 31, 1999 was $24,467,000 compared to $30,593,000 for the year ended December 31, 1998. This reflects net income before minority interest, plus noncash charges to income for depreciation, loan cost amortization, restricted stock compensation amortization, straight line rents and interest and working capital changes. The decrease of $6,126,000 year over year is primarily due to the release of escrowed funds from golf courses purchased in 1998.

    Cash flows used in investing activities reflect increases in the participating mortgage notes receivable related to the Westin Innisbrook facility of $94,000, golf course acquisitions and capital additions of $15,371,000 offset by the initial payment of $975,000 on the note receivable held by us from our disposition of a parcel of land adjacent to the Sandpiper Golf Course. The golf course acquisitions and capital additions included the $3.3 million acquisition of an additional nine holes at Northgate Country Club, the cash portion of the Metamora Golf Course purchase price of $5.0 million, and $3.6 million for improvements at Eagle Ridge and $3.5 million in improvements at other Golf

Courses. This compares to acquisitions of 22 golf courses plus capital additions totaling $195,541,000 and the increase in the participating mortgage notes receivable of $5,963,000 in the year ended December 31, 1998.

    On April 2, 1999, we completed a private placement of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., for gross proceeds of $20,000,000. We incurred associated costs of approximately $878,000. The net proceeds were used as follows: to pay down $1,025,000 under the credit facility; to repay promissory notes to Nations Bank of $5,169,000; to pay loan costs associated with the amendment and restatement of the credit facility of $1,399,000; and to make new officer loans of $648,000. The balance was used for general working capital needs.

    Cash flows used in financing activities, totaling $7,963,000 represents the net proceeds from the series A preferred stock offering of $19,122,000, net borrowings of $6,255,000 under the credit facility and bridge loan, proceeds from issuance of common stock of $42,000, less promissory note payments to Nations Credit of $5,324,000, redemption of OP units of $2,478,000, loans to officers of $1,278,000, and dividends and partner distributions totaling $24,302,000 for the year ended December 31, 1999. The 1999 financing activities compare to net borrowings of $188,600,000 under the credit facility and bridge loan, less dividends and partner distributions totaling $27,135,000 for the year ended December 31, 1998.

CREDIT FACILITY AND LINE OF CREDIT

    Our lenders have asserted that we are in default under our $200 million unsecured Revolving Credit Facility from a consortium of banks led by Bank of America, as lead agent. This credit facility was amended and restated on April 6, 1999 to increase borrowing capacity to $200.0 million. We pay interest-only on the credit facility with the principal balance due in April 2002. Borrowings typically bear interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) is subject to adjustment based upon certain leverage ratios.

    The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and changes in our board of directors, among other matters. At the present time, we are not permitted to borrow additional funds under this facility.

    Our one-year term $25.0 million unsecured line of credit from Bank of America originally scheduled to mature on April 1, 2000 was extended to March 31, 2001 with a reduction in the availability to $10.0 million with the same pricing that was in effect under the original line plus a 0.75% up-front commitment fee.

    Subsequent to December 31, 2000, we have repaid $140,000 of the outstanding balance on our line of credit and have made principal payments on our credit facility totaling $10,372,000 from proceeds from asset sales.

    We face the risk that we may not be able to cure the alleged defaults, or obtain a waiver from the lenders under the credit facility or refinance such borrowings.

COMMITMENTS TO LESSEES

    Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options allowing the lessee to extend the term of each lease up to six consecutive times for a period of five years each. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for reimbursement of capital expenditures approved by us. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. The aggregate commitment to fund further capital expenditures is $2,537,000.

    From time to time we have agreed to pay for significant capital improvements or expansions of existing facilities in exchange for an increase in base rent. Of our $7,648,000 outstanding capital improvement commitments, we have funded approximately $2,300,000 to date, which represents the Pete Dye Clubhouse loan.

    In limited circumstances we have agreed to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed and variable rates between 9.74% and 11.2%. Of our $13,224,000 working capital commitments, approximately $10,594,000 has been funded to date. In addition, we funded a $3,500,000 land loan to the lessee of the Pete Dye Golf Club at the time of purchase. Typically, the lessee is required to increase the pledged collateral for the funded amounts. In total, we have funded $16,390,000 of our total commitments to date of $24,372,000.

    We have agreed with some of the prior owners of our golf courses to maintain minimum loan balances of approximately $17.2 million for up to ten years in order to minimize adverse tax consequences to them in connection with the contribution of their golf courses to our company.

LOANS TO OFFICERS

    The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements and to assist them to acquire company stock on the open market. In 2000, we made loans to Mr. Blair in the amount of $75,000 and to Mr. Peters in the amount of $50,000 for the payment of personal income taxes arising from the vesting of restricted stock grants. These loans were evidenced by promissory notes and secured by stock and OP units. The loans carried interest rates equal to the applicable federal rate on the date of the loan with an average interest rate of 6.25%. Under the terms of the promissory notes, the interest accrued and became due and payable annually in arrears unless and until we reduced our common dividend by more that 30% (which reduction occurred on December 26, 2000). All interest that would otherwise have been due and payable after such date was not due but instead was added to principal. The largest aggregate amount of indebtedness outstanding at any point during the year was at December 31, 2000, when Mr. Blair owed us a total of $2,082,000 at a weighted average interest rate of 5.45% and Mr. Peters owed us a total of $643,000 at a weighted average interest rate of 5.35%. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

    Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made new loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to the Company that occurred on such date. These new loans are evidenced by promissory notes and secured by stock. Interest accrues on these loans at 5.06% (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following times:
(i) February 25, 2006, (ii) three years following termination of the borrower's employment with our company, or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell the stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrower.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

    Funds From Operations and Cash Available for Distribution are calculated as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
(Loss) income before Minority Interest..........  $(49,991)  $18,257    $17,736
Impairment loss / loss on sale of assets........    62,470        --        370
Depreciation and amortization for real estate
  assets........................................    18,191    17,299     11,667
Preferred Dividends/Distributions...............    (1,982)   (1,449)        --
                                                  --------   -------    -------
Funds from Operations available to common
  stockholders and OP unit holders..............    28,688    34,107     29,773
Adjustments:
  Non-cash mortgage interest and straight line
    rents.......................................      (513)   (1,106)    (1,417)
  Capital expenditure reserve...................    (2,515)   (2,452)    (1,135)
                                                  --------   -------    -------
Cash Available for Distribution.................  $ 25,660   $30,549    $27,221
                                                  ========   =======    =======

    Non-cash mortgage interest revenue and straight line rents represents the difference between interest revenue on the participating mortgage and rent revenue recognized and reported by our company in accordance with generally accepted accounting principles, or GAAP, and the cash payments we actually received. The participating leases generally require us to reserve annually between 2% to 5% of the gross golf revenues of the golf courses to fund capital expenditures. The lessees must fund any capital expenditures in excess of such amounts.

    Preferred dividends/distributions represent preferred dividends paid on the 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock that were issued to AEW Targeted Securities Fund in April of 1999 and preferred distributions on 59,118 preferred OP units we issued in 1999 to the sellers of Pete Dye Golf Club and Metamora Golf & Country Club.

    In accordance with the resolution adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, Inc., or NAREIT, as revised on October 27, 1999, Funds From Operations represents net income (computed in accordance with GAAP) including all operating results, both recurring and non-recurring--EXCLUDING those results defined as "extraordinary items" under GAAP and gains (or losses) from sales of depreciable property. Funds From Operations should not be considered as an alternative to net income or other measurements under GAAP as an indication of operating performance or to cash flows from operating investing or financial activities as a measure of liquidity. Funds From Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness. We believe that Funds From Operations is helpful to investors as a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of our company to incur and service debt and make capital expenditures.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this pronouncement to have a material impact on its financial results.

    The Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, which was effective July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of Interpretation No. 44 did not have a significant impact on our financial statements.

INFLATION

    The golf course leases generally provide for an initial term of 10 years with base rent and participating rent features. Base rent will increase by a base rent escalator for each year during the first five years of the term of each lease and for an additional five years if certain conditions are met. All of such leases are triple net lease requiring the lessees to pay for all maintenance and repair, insurance, utilities and services. The participating mortgage has a 5% increase in the base interest for up to five years, and an additional 3% for an additional five years if the performance option is exercised. As a result, we believe the effect of inflation on our company is not material.

SEASONALITY

    The golf industry is seasonal in nature because of weather conditions and fewer available tee times in the rainy season and the winter months. The operator of each of the daily fee golf courses may vary greens fees based on changes in demand. We do not expect seasonal fluctuation in lessee revenues to have a significant impact on our operating result. Our leases require base rent to be paid ratably throughout the year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have not entered into any transactions using derivative commodity instruments. However, some of our debt is at floating rates and, thus, we are subject to market risk associated with changes in interest rates. We were a party to an interest-rate swap agreement that expired March 27, 2000. As of the date of this filing we have not entered in to a new interest rate swap agreement. Our total outstanding debt currently subject to interest rate exposure is $202.2 million. A 25 basis point movement in the interest rate on this floating rate debt would result in an approximate $505,500 annualized increase or decrease in interest expense and cash flows. Our remaining debt is fixed rate debt. Reference is made to Item 2 above and Note 7 to our Consolidated Financial Statements for additional debt information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page F-1.

ITEM 9.  CHANGES IN OUR CERTIFIED PUBLIC ACCOUNTANT

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We are managed by a board of directors composed of six members, with the seventh seat currently vacant following Mr. Young's resignation, as described below. Four of our directors, who at all times have comprised a majority of the board, are independent of our company's management. The board also includes W. Bradley Blair II, who is our Chief Executive Officer and President, and Scott D. Peters, who is our Chief Financial Officer, Senior Vice President and Secretary.

    Larry D. Young resigned from our board on February 25, 2001. Mr. Young is the founder of Legends, the company that contributed seven of our ten original golf courses and that currently leases those golf courses and 4.5 other golf courses from us. In connection with the proposed plan of liquidation, we have entered into an agreement to sell these up to 12.5 golf courses to Legends. Mr. Young recused himself from the board's deliberations on the Legends sale agreement. Mr. Young resigned from our board at our request after the board authorized the Legends agreement.

    Set forth below is information about our current directors and executive officers:

                                                                                      YEAR      CURRENT
                                                                                   ELECTED TO     TERM
NAME                                  AGE                   POSITION                 BOARD      EXPIRES
----                                --------   ----------------------------------  ----------   --------
W. Bradley Blair, II(1)...........     57      Chief Executive Officer, President    1997         2002
                                               and Chairman of the Board of
                                               Directors

Scott D. Peters...................     43      Chief Financial Officer, Senior       1999(2)      2001
                                               Vice President and Secretary

Roy C. Chapman(1)(3)(4)...........     60      Independent Director                  1997         2001

Raymond V. Jones(3)...............     53      Independent Director                  1997         2002

Fred W. Reams(1)(4)...............     58      Independent Director                  1997         2003

Edward L. Wax(3)(4)...............     64      Independent Director                  1997         2003

------------------------

(1) Nominating committee member

(2) Mr. Peters was appointed by the board and re-elected by stockholders at the 1999 annual meeting to fill the vacancy created by Mr. Joseph's resignation. Mr. Peters is currently serving the remainder of Mr. Joseph's term, which expires on the date of the 2001 annual meeting of stockholders.

(3) Audit committee member

(4) Compensation committee member

BIOGRAPHICAL INFORMATION

    W. BRADLEY BLAIR, II is our Chief Executive Officer, President, and Chairman of the Board of Directors. From 1993 until our IPO, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair, Conaway Bograd & Martin, P.A., a law firm, specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

    ROY C. CHAPMAN is an independent director. Mr. Chapman currently is the Chairman, Chief Executive Officer and principal stockholder of Human Capital Resources, Inc., which was formed to assist students to finance higher education. He is also serving as Chief Financial Officer of Lonbard Technologies, Inc. a privately held company involved in the consolidation of the metal surface finishing industry. From 1987 until his retirement in February 1993, he was Chairman and Chief Executive Officer of Cache, Inc., the owner and operator of a nationwide chain of upscale women's apparel stores. He has served as the Chief Financial and Administrative Officer of Brooks Fashion Stores and was a partner in the predecessor to the international accounting and consulting firm of PriceWaterhouseCoopers LLP. Mr. Chapman has also served as a member of the staff of the Division of Market Regulation of the Securities and Exchange Commission and acted as a consultant to the Special Task Force to Overhaul the Securities Investors Protection Act. Mr. Chapman earned a Bachelors degree in Business Administration from Pace University.

    RAYMOND V. JONES is an independent director. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before such entity went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit is a publicly-traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan
Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

    SCOTT D. PETERS is our Chief Financial Officer, Senior Vice President and Secretary. Mr. Peters was appointed by the Board to fill the vacancy created by Mr. Joseph's resignation in late 1999, which appointment was confirmed by a vote of the stockholders at the year 2000 annual meeting. Mr. Peters is currently serving the remainder of Mr. Joseph's term, which expires on the date of the 2001 annual meeting of stockholders. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master-planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of
Castle & Cooke Homes, Inc; and from time to time during 1990 and 1991 lectured on Real Estate Finance and Asset Management at California State University at Bakersfield. Mr. Peters became a Certified Public Accountant and worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University and a Masters in Taxation degree from the University of Akron, Ohio.

    FRED W. REAMS is an Independent Director. Since 1981 Mr. Reams has served as the President of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. Reams Management employs a staff of 25 persons and manages approximately $6 billion in assets. In addition, Mr. Reams has served as President of the Board of Directors of the Otter Creek Golf Course since 1981. Otter Creek, located in Indiana and rated in the top 25 public courses by Golf Digest in 1990, recently expanded to 27 holes and has hosted several noteworthy tournaments, including multiple U.S. Open and U.S. Senior Open Qualifiers, four American Junior Golf Association Championships, The National Public Links Championship and over 20 state amateur championships.
Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

    EDWARD L. WAX is an Independent Director. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices, in 87 countries.
Mr. Wax was employed by Saatchi & Saatchi since 1982 and he is now Chairman emeritus. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the Board of Directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

COMMITTEES

    AUDIT COMMITTEE. The board of directors has established an audit committee consisting of three independent directors. Mr. Jones is currently the chairman of the audit committee. The audit committee's role is to make recommendations concerning the engagement of independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company's internal accounting controls.

    COMPENSATION COMMITTEE. The board of directors has established a compensation committee to determine compensation, including determining awards under our company's stock incentive plans, for our company's executive officers. The compensation committee consists of three independent directors. The current chairman is Mr. Chapman.

    NOMINATING COMMITTEE. The board of directors has established a nominating committee to nominate individuals for elections to the board of directors. The nominating committee consists of two independent directors and Mr. Blair. The current chairman is Mr. Blair. The nominating committee will consider nominees recommended by security holders. (A shareholder wishing to recommend a nominee should contact our corporate secretary, Scott D. Peters, at (843) 723-4653).

    OTHER COMMITTEES. The board of directors may, from time to time, form other committees as circumstances warrant. Such committees will have such authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law. During 2000, the Board had two such committees, the strategic alternatives working committee, composed of Messrs. Blair and Wax, which was created to work with our company's financial advisor, and an independent committee, composed of the four independent directors, which was created to review and make a recommendation regarding the Legends agreement.

DIRECTOR COMPENSATION

    We pay our independent directors fees for their services as directors. Independent directors receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically) and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. On each anniversary of our initial public offering, the four independent directors receive automatic annual grants of options to purchase 5,000 shares of our common stock at the stock's fair market value on the date of grant.

DIRECTORS AND OFFICERS INSURANCE

    Our company maintains directors and officers liability insurance. Directors and officers liability insurance insures our officers and directors from any claim arising out of an alleged wrongful act by such persons while acting in their capacity as officers or directors of our company and also insures our company, to the extent that hawse have indemnified the directors and officers for such loss.

INDEMNIFICATION

    Our charter provides that our company shall indemnify our officers and directors against certain liabilities to the fullest extent permitted under applicable law. Our charter also provides that our directors and officers be exculpated from monetary damages, to the fullest extent permitted under applicable law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to provide us with copies of all the reports they file pursuant to Section 16(a).

    Based solely on review of copies of those reports required by Section 16(a) and filed by or on behalf of our officers and directors or written representations that no such reports were required, we believe that during 2000 all of our officers and directors and stockholders owning greater that 10% of our common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

    We currently have two executive officers, Mr. Blair and Mr. Peters. The following table sets forth 1998, 1999 and 2000 annual and long-term compensation to our executive officers:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                                                 -----------------------
                                                           ANNUAL COMPENSATION   RESTRICTED   SECURITIES
                                                 FISCAL    -------------------     STOCK      UNDERLYING
NAME AND PRINCIPAL POSITION                       YEAR      SALARY    BONUS(1)   AWARDS(2)    OPTIONS(3)
---------------------------                     --------   --------   --------   ----------   ----------
W. Bradley Blair, II..........................    2000     $338,910   $      0    $      0          0(4)
  Chief Executive Officer, President              1999     $330,000   $247,500    $603,400     85,000(4)
  and Chairman of the Board                       1998     $300,000   $328,929    $275,703    155,000(4)

Scott D. Peters...............................    2000     $180,752   $      0    $      0          0(5)
  Chief Financial Officer, Senior.............    1999     $176,000   $132,000    $344,800     60,000(5)
  Vice President and Secretary................    1998     $160,000   $173,014    $423,391     85,000(5)

------------------------

(1) Listed bonuses for each year include performance related bonuses earned in that year but paid in the following year. Not included in these amounts are car allowances paid to Messrs. Blair and Peters, in the amounts of $12,000 per year and $7,200 per year, respectively.

(2) On September 19, 1997, pursuant to the 1997 Stock-Based Incentive Plan, Messrs. Blair and Peters were awarded 30,000 and 15,000 shares of restricted stock, respectively, for the shares' par value when the stock price was $26.1875. On January 1, 1998, Messrs. Blair and Peters were awarded

    9,507 and 3,623 shares of restricted stock, respectively, for the shares' par value when the stock price was $29.00. Such grants vest in four equal annual installments on the anniversary of the date of grant. On March 10, 1999, pursuant to the 1998 Stock-Based Incentive Plan, Messrs. Blair and Peters were awarded 20,000 and 14,000 shares of restricted stock, respectively, for the shares' par value when the stock price was $22.75. Such shares will vest in five equal annual installments on the anniversary of the date of grant. On January 30, 2000, pursuant to the 1998 Stock-Based Incentive Plan, Messrs. Blair and Peters were awarded 35,000 and 20,000 shares of restricted stock, respectively, for the shares par value when the stock price was $17.25. Such shares will vest in three equal annual installments on the anniversary of the date of the grant. Vesting of all restricted stock grants generally is contingent upon each named executive's continued employment with our company, but is subject to acceleration upon termination without cause, changes of control and other events defined in such executive's employment agreement and in the award. The Compensation Committee accelerated the 1999 vesting of 2,865 and 1,433 shares, which were granted September 19, 1997 to January 4, 1999 for Messrs. Blair and Peters, respectively. The amounts shown are the fair market value of the entire award (regardless of vesting) on the date of grant (based on the closing price on the date of grant), less the purchase price paid by each named executive. Under the applicable option plan, dividends are payable on all restricted stock awards prior to vesting. On February 25, 2000, all of Messrs. Blair and Peters' restricted stock vested, pursuant to their amended employment agreements, upon board approval of the plan of liquidation.

(3) Listed options for 1999 include option grants made on January 30, 2000 in respect of the named executive's performance in 1999.

(4) Mr. Blair was granted: (a) on February 6, 1997, options to purchase 150,000 shares at $21.00 per share; (b) on April 25, 1997, options to purchase 90,000 shares at $24.875 per share; and (c) on May 19, 1997, options to purchase 160,000 shares at $25.75 per share. All such grants vest in three equal annual installments beginning one year from the date of grant, subject to provisions in Mr. Blair's employment agreement providing for accelerated vesting upon changes of control, termination without "good reason" and other events. On November 11, 1998, Mr. Blair was granted options to purchase 155,000 shares at $25.063 per share. This grant vests in five equal annual installments beginning one year from the date of grant, subject to the same acceleration provisions mentioned above. On January 30, 2000, Mr. Blair was granted options to purchase 85,000 shares at $17.25 per share. This grant vests in three equal annual installments beginning one year from the date of grant, subject to the same acceleration provisions mentioned above. On February 25, 2000, all of Mr. Blair's options vested, pursuant to his amended employment agreement, upon board approval of the plan of liquidation.

(5) Mr. Peters was granted: (a) on February 6, 1997, options to purchase 40,000 shares at $21.00 per share; (b) on April 25, 1997, options to purchase 20,000 shares at $24.875 per share; and (c) on May 19, 1997, options to purchase 80,000 shares at $25.75 per shares. All such grants vest in three equal annual installments beginning one year from the date of grant, subject to provisions in Mr. Peters' employment agreement providing for accelerated vesting upon changes of control, termination without "good reason" and certain other events. On November 11, 1998 Mr. Peters was granted options to purchase 85,000 shares at $25.063 per share. This grant vests in five equal annual installments beginning one year from the date of grant, subject to the same acceleration in provisions mentioned above. On January 30, 2000, Mr. Peters was granted options to purchase 60,000 shares at $17.25 per share. This grant vests in three equal annual installments beginning one year from the date of grant, subject to the same acceleration provisions mentioned above. On February 25, 2000, all of Mr. Peter's options vested, pursuant to his amended employment agreement, upon board approval of the plan of liquidation.

OPTION GRANTS FOR LAST FISCAL YEAR

    The following table sets forth the stock options granted to each of the executive officers named in the above Summary Compensation Table in fiscal year 2000 (excluding grants made in 2000 in respect of the executives' performance in fiscal year 1999):

                               2000 OPTION GRANTS

                                                                                                        POTENTIAL REALIZABLE
                                                         INDIVIDUAL GRANTS                                VALUE AT ASSUMED
                                     ---------------------------------------------------------             ANNUAL RATES OF
                                     NUMBER OF       PERCENT OF                                              STOCK PRICE
                                     SECURITIES         TOTAL                                             APPRECIATION FOR
                                     UNDERLYING        OPTIONS                                              OPTIONS TERM
                                      OPTIONS        GRANTED IN       EXERCISE      EXPIRATION       ---------------------------
NAME                                 GRANTED(1)      FISCAL 2000       PRICE           DATE             5%                10%
----                                 ----------      -----------      --------      ----------       --------           --------
W. Bradley Blair, II...............      --              --              --             --              --                 --
Scott D. Peters....................      --              --              --             --              --                 --

------------------------

(1) Does not include 85,000 options granted to Mr. Blair and 60,000 options granted to Mr. Peters on January 30, 2000. We consider those options to be compensation for 1999 and, accordingly, those options were included in this table in last year's proxy statement.

OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

    The following table shows that there were no option exercises during the fiscal year ended December 31, 2000 by any of our executive officers and it describes the exercisable and unexercisable options held by them as of December 31, 2000. The "Value of Unexercised In-the-Money Options at
December 31, 2000" is based on a value of $7.25 per share, the prior closing price of our common stock on the American Stock Exchange on December 31, 2000.

                    2000 OPTION EXERCISES YEAR-END HOLDINGS

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING               VALUE OF UNEXERCISED
                                      SHARES                   UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS AT
                                     ACQUIRED                 AT DECEMBER 31, 2000          DECEMBER 31, 2000(1)
                                        ON       VALUE     ---------------------------   ---------------------------
NAME                                 EXERCISE   RECEIVED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                 --------   --------   -----------   -------------   -----------   -------------
W. Bradley Blair, II...............     --         --        462,000        178,000             --           --
Scott D. Peters....................     --         --        174,000        111,000             --           --

------------------------

(1) None of the options included in the table above were in-the-money on December 31, 2000.

EMPLOYMENT AGREEMENTS

    Our company entered into written employment agreements with W. Bradley Blair, II, and Scott D. Peters at the time of our IPO, which have been amended since then, most recently as of February 25, 2001, just prior to our board's adoption of the plan of liquidation. The term of Mr. Blair's employment will end four years after the board delivers to him a notice of non-renewal; similarly, the term of Mr. Peters' employment will end three years after the board delivers to him a notice of non-renewal. Our board retains the right to terminate their employment earlier, subject to an obligation to pay severance benefits unless the termination is for "good reason," as defined below. The employment agreements provide for an annual base salary of $360,000 for Mr. Blair and $200,000 for Mr. Peters in 2001, with automatic annual cost of living increases based on the increase, if any, in the consumer price index. The agreements also contemplate that unless and until stockholders approve a plan of liquidation, the executives will be eligible for stock-based compensation awards and annual performance bonuses, in each case as determined by the compensation committee in its discretion in connection with the achievement of performance criteria to be determined by the compensation committee. Each of Messrs. Blair and Peters has received restricted stock and options to purchase common stock as described in the tables above.

    Each of Messrs. Blair and Peters, or their estates, would receive severance payments and their stock-based compensation immediately would vest in full upon their death or disability, or upon the termination of such executive's employment by us without "good reason" or upon the resignation of such executive with "good cause." We will have "good reason" to terminate their employment if they engage in gross negligence, willful misconduct, fraud or materially breach their employment agreements. Each such executive will have "good cause" to resign in the event of any material reduction in his compensation or benefits, material breach or material default by our company under his employment agreement or following a change in control of our company, as defined in the employment agreements. The severance payments of Messrs. Blair and Peters would be equal to base salary plus bonus, with the bonus equal to the greater of the executive's then most recent annual bonus or his average annual bonus for the years 1997 through 1999. The severance payments would be made for either the balance of the employment term or three years, whichever is longer. The amended employment agreements provide that when the stockholders adopt a plan of liquidation, the executives are no longer eligible for further stock-based awards or performance bonuses. Instead, they received a retention bonus upon the effective date of the amended agreements equal to $1,233,907 for Mr. Blair and $660,921 for Mr. Peters, as well as accelerated vesting of all previously granted stock-based compensation. Such acceleration occurred on February 25, 2001 and such payments were made shortly thereafter. In addition, on that date, as a result of board adoption of the plan of liquidation, all of our outstanding loans to our executives, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, were forgiven as required by the terms of their existing promissory notes, see "Certain Relationships and Related Transactions--Indebtedness of Management."

    Under their amended employment agreements, our executives are further entitled to milestone payments of $1,645,210 for Mr. Blair and $881,228 for Mr. Peters upon the later of stockholder approval of the plan of liquidation and our repayment of all of our unsecured debt. The executives are entitled to a final milestone payment of $1,233,907 for Mr. Blair and $660,921 for Mr. Peters upon the later of our repayment of all of our unsecured debt and the one-year anniversary of board approval of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the retention bonus and any milestone payments that we make. We are obligated to make non-recourse loans to our executives, secured by an equivalent amount of stock, to allow them to fund their personal income tax liability arising from certain non-cash benefits payable to them, including the accelerated vesting and debt forgiveness. The amended employment agreements of Messrs. Blair and Peters, as currently in effect, were filed as exhibits to our Current Report on Form 8-K, filed March 14, 2001.

    If stockholders do not approve the plan of liquidation, our compensation committee may establish additional incentive compensation arrangements for our company's executive officers and key employees.

COVENANTS NOT TO COMPETE

    In their amended employment agreements, Messrs. Blair, and Peters have agreed to devote substantially all of their time to the business of our company and not to engage in any competitive businesses. They have agreed further not to compete directly with our company in a business similar to that of our company for a period of one year following any termination of employment, except in the event of a change of control or a plan of liquidation. However, Mr. Blair may continue to invest with Mr. Young and his affiliates in certain residential real estate developments and resort operations.

Mr. Joseph, our former Executive Vice President and Director of Acquisitions resigned from our company as of October 31, 1999 and executed a new covenant not to compete with our company, which expires on February 7, 2002, as a part of his separation agreement.

CHANGE OF CONTROL AGREEMENTS

    The amended employment agreements of Messrs. Blair and Peters provide that each executive will have good cause to resign upon a change of control and, in that case, all of the executive's stock options and restricted stock would vest in full and the executive would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the plan of liquidation, as described under "--Employment Agreements," above. Our executives' amended employment agreements provide that if any payment by or on behalf of our company or our operating partnership to either executive qualifies as an "excess parachute payment" under the tax code, our company shall make additional payments in cash to the executive (so called "gross-up payments") so that the executive is put in the same after-tax position as he would have been in had no excise tax been imposed by the tax code.

    The separation agreement between our company and our former executive vice president, David Dick Joseph, provided that his remaining shares of restricted stock would vest upon a change of control of our company. They also provided that his outstanding promissory notes to our company would become non-recourse upon a change of control. Each of these agreements defined "change of control" to include board adoption of a plan of liquidation. Accordingly, upon our board's adoption of the plan of liquidation on February 25, 2001, Mr. Joseph's remaining 12,500 shares of restricted stock vested and his promissory notes, in the outstanding amount of $775,224 on that date, became non-recourse. However, the promissory note remains secured by 36,452 shares of our common stock.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    THE FOLLOWING REPORT DESCRIBES OUR EXECUTIVE OFFICERS' COMPENSATION FOR THE 2000 FISCAL YEAR AND DESCRIBES RECENT CHANGES TO THE EXECUTIVES' COMPENSATION ARRANGEMENTS.

    RESPONSIBILITIES OF THE COMPANY'S COMPENSATION COMMITTEE. Our executive compensation program is administered under the direction of the Compensation Committee of the Board of Directors of our Company, which is comprised of three independent directors. The specific responsibilities of the Compensation Committee are to:

    1.  administer the Company's executive compensation program;

    2. review and approve compensation awarded to the executive officers pursuant to the executive compensation program;

    3. monitor the performance of the Company in relation to the performance of the executive officers;

    4. monitor performance of the executive officers in view of the Board of Directors' strategic objectives;

    5. monitor compensation awarded to the executive officers in comparison to compensation received by executive officers of other similar companies; and

    6.  develop procedures to help assure executive retention and succession.

    PHILOSOPHY OF THE COMPENSATION COMMITTEE. The philosophy of the Compensation Committee as reflected in the specific compensation plans included in the executive compensation program is to:

    1. attract, retain and reward experienced, highly motivated executive officers who are capable of effectively leading and continuing the growth of the Company;

    2. place more emphasis on short and long-term incentive compensation which is dependent upon both Company and individual performance rather than on base salary;

    3. reward and encourage executive officer activity that results in enhanced value for stockholders; and

    4. link both short and long-term incentive compensation as much as possible to the achievement of specific individual and Company goals.

    ELEMENTS OF COMPENSATION. The Compensation Committee believes that the above philosophy can best be implemented through three separate components of executive compensation with each component designed to reward different performance goals, yet have all three components work together to satisfy the ultimate goal of enhancing stockholder value. The three elements of executive compensation are:

    1. salary, which compensates the executive for performing the basic job description through the performance of assigned responsibilities;

    2. cash and non-cash bonuses, which reward the executive for commendable performance of special designated tasks or outstanding performance of assigned responsibilities during the fiscal year; and

    3. stock options and/or stock grants, which provide long-term rewards to the executive in a manner directly related FFO growth and to the enhancement of stockholder value.

    These elements for year 2000 are discussed next.

    BASE SALARY. As required by their employment agreements, the base salaries of Messrs. Blair and Peters were increased for year 2000 over 1999 by the rise in the consumer price index as a cost of living adjustment.

    CASH AND NON-CASH BONUSES AND STOCK OPTIONS/GRANTS. In early 2000 the Committee approved an incentive compensation plan for the year establishing, among other things, the specific per share FFO growth criteria, requisite financial returns on acquisitions, and internal growth of asset performance and balance sheet management upon which executive officers' bonuses were dependent. Due to a variety of causes, particularly the adverse industry and economic trends facing the Company in 2000, none of the quantitative performance goals were met in year 2000. Accordingly, no cash or stock bonuses were awarded to our executives for year 2000.

    RECENT EVENTS. During the latter half of the year 2000, the Compensation Committee undertook its planning responsibilities in a context which differed from prior years. Notable differences included the ongoing strategic alternatives analysis process, and extrinsic factors such as the eroding golf course industry economics, the continued constriction on capital availability to the Company and the continuing problems being realized by the small-cap, triple net lease sector of the real estate investment trust community. These factors presented a challenge to the Committee as it sought to balance the objectives of fair compensation in the face of an eroding stock price, particularly in the context of the need for management continuity with respect to the strategic alternatives analysis process. Consequently, the Compensation Committee deferred much of their deliberations as to this coming year's incentive compensation arrangements until greater certainty regarding the Company's strategic direction was achieved.

    When the Board was nearing a conclusion that it might adopt a plan of liquidation for submission to the stockholders, the Compensation Committee determined that modifications to Messrs. Blair and Peters' employment agreements should be made. In particular, the Compensation Committee believed that the "change of control" definition, which had been in place in their initial employment agreements executed in February 1997 (the time of the company's IPO), should be modified for the benefit of stockholders in the context of the possible adoption of a plan of liquidation.

    As written, the employment agreements between the company and Messrs. Blair and Peters provided that adoption by our board of a plan of liquidation would constitute a "change of control." Upon approval of the plan of liquidation by the board, these employment agreements would have given Messrs. Blair and Peters the right to resign and receive their full severance package, comprised of full vesting of all stock options and restricted stock, severance pay and a gross-up for any excise taxes they may owe, whether or not stockholders ultimately approved the plan of liquidation. The executives were also obligors on promissory notes to our Company that, according to their terms, would be forgiven following a "change of control," which was again defined to include adoption by the board of a plan of liquidation. Unless these agreements were amended, all of these benefits would have arisen upon board adoption of the plan of liquidation. Accordingly, the Compensation Committee determined and advised the board that the Company faced a substantial risk that our key executives would resign before the plan of liquidation was completed, in which case all of the above benefits would be paid EVEN IF THE STOCKHOLDERS DID NOT APPROVE THE PLAN OF LIQUIDATION. After negotiations between the executives and the Compensation Committee, the executives agreed to amend their employment agreements to provide for the following principal terms:

    - INITIAL RETENTION BONUS. In recognition of services rendered by the executives (including, without limitation, services rendered in creating the plan, negotiating the agreements with Legends and AEW, and seeking to achieve resolutions with the Company's lenders), Messrs. Blair and Peters became entitled to cash bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services, their options and restricted stock awards immediately vested in full at that time (however, all of the options are "out-of-the money") and pursuant to the terms of their existing promissory notes, which were left unchanged, the executives' debt to the Company was forgiven upon board approval of the plan of liquidation.

    - PERFORMANCE RELATED MILESTONE PAYMENTS. Under the amended agreements, the executives' right to normal performance bonuses and stock-based awards will terminate upon stockholder approval of the plan of liquidation. In addition, we removed the provisions of the executive's prior employment contracts that provided for payment of their severance benefits if they resign after approval by the board of a plan of liquidation. Instead, the revised employment contracts provide for two milestone payments to be made to the executives only if the plan of liquidation is approved by the stockholders and upon achieving the following goals:

                                                              PAYMENT*
                                                        ---------------------
PERFORMANCE MILESTONE                                     BLAIR       PETERS
---------------------                                   ----------   --------
Stockholder approval of plan and repayment of all
  Company debt**......................................  $1,645,210   $881,228

Later of (a) repayment of all Company debt** and
  (b) 12 months following board approval..............  $1,233,907   $660,921

------------------------

       *   Plus interest from the date of stockholder approval of the plan.

       ** Including debt of our operating partnership but excluding routine trade creditor debt not yet due and excluding debt that we have agreed to keep outstanding for the benefit of limited partners.

    - SHORTENED EMPLOYMENT TERM. The prior employment contracts provided that Mr. Blair's term would expire in February 2004 and Mr. Peters' term would expire in February 2003. The revised employment agreements provide that the employment term will be a rolling four-year term for Mr. Blair and a rolling three-year term for Mr. Peters. However, if stockholders approve the plan of liquidation, the board will have the right, upon 45 days notice, to terminate either executive without good reason following the later of
      (1) 18 months after board approval of the plan of liquidation or (2) the date of the last milestone payment. If the board terminates an executive without "good reason," except as described in the preceding sentence, or if the executive resigns for "good cause," the executive will have the right to any remaining milestone payments, but any severance benefits otherwise payable will be reduced by the amount of his initial retention bonus and his milestone payments. "Good reason" and "good cause" are defined in the amended and restated employment agreements.

    - INCREASED SALARY. From and after the date the board approved the plan of liquidation, the executives' base salaries increased to an annualized rate of $360,000 for Mr. Blair and $200,000 for Mr. Peters.

    - EXTENSION OF NON-RECOURSE TAX LOANS SECURED BY STOCK. Upon each non-cash benefit payment (i.e., debt forgiveness and stock award acceleration), the executives will incur tax liability, but expect to be unable to fund such liability by selling their stock in the Company because of federal securities law restrictions and other concerns. In order to permit each executive to pay the personal income tax liability associated with the executive's receipt of non-cash benefits, the Company will offer the executive a non-recourse loan secured by a number of shares of stock with a then-current market value equal to the amount of the loan. Interest will accrue at the applicable federal rate and be added to principal. Any distributions on the pledged shares prior to maturity will be applied to loan service. The executive will have the right, prior to maturity, if the loan is then over-secured, to sell the pledged stock on the open market, provided that the proceeds are first applied to outstanding principal and interest on the loan.

                                         Respectfully submitted,

                                              By:    The Compensation Committee

                                         Members:    Roy C. Chapman
                                                     Fred W. Reams
                                                     Edward L. Wax

STOCK PERFORMANCE GRAPH

    The following graph charts our common stock price since our inception in February 1997 compared to both the Standard & Poor's (S&P) 500 Index and the National Associate of Real Estate Investment Trusts (NAREIT) Index.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

        GOLF TRUST OF AMERICA, INC.  S&P 500 INDEX  NAREIT INDEX
Feb-97                          100            100           100
Mar-97                       100.54          95.74         98.75
Apr-97                       105.15         101.33         95.88
May-97                       112.37         107.27         98.32
Jun-97                       114.68         111.93        102.67
Jul-97                       116.49         120.67        105.14
Aug-97                        113.4         113.74        104.33
Sep-97                       111.34         119.78        112.49
Oct-97                       107.46         115.65        108.93
Nov-97                       111.34         120.81        110.15
Dec-97                       119.59         122.71        111.87
Jan-98                       120.12         123.96        110.74
Feb-98                       119.09         132.69         108.3
Mar-98                        129.4         139.32        109.76
Apr-98                       134.56         140.58        105.48
May-98                       135.05         137.94        103.99
Jun-98                       141.77         143.38        103.07
Jul-98                       126.31         141.71         95.68
Aug-98                       109.28         121.05          85.2
Sep-98                       122.68          128.6         90.17
Oct-98                       110.31         138.93         87.16
Nov-98                       107.75         147.14         88.24
Dec-98                       114.43         155.44         85.22
Jan-99                       107.59         161.81         83.23
Feb-99                        99.96         156.59         80.63
Mar-99                        93.24         162.66         79.41
Apr-99                        91.38         168.83         86.65
May-99                       101.11         164.62         88.16
Jun-99                        98.89         173.58         86.21
Jul-99                        95.18         168.02         82.59
Aug-99                        88.78         166.97         80.21
Sep-99                        78.39          162.2         76.53
Oct-99                        74.89         172.34         74.06
Nov-99                        72.54         175.63         71.95
Dec-99                        66.85         185.79         73.24
Jan-00                         69.4         176.33         73.24
Feb-00                        73.86         170.46         71.85
Mar-00                        72.04          189.5         73.46
Apr-00                        69.61         183.66         77.89
May-00                        68.95         179.64         78.25
Jun-00                        66.19         183.94         79.64
Jul-00                        65.69         180.93         86.03
Aug-00                        61.03         191.91         82.18
Sep-00                        56.99         181.65         84.05
Oct-00                        49.61         180.75         80.02
Nov-00                        39.59         166.28         80.55
Dec-00                        28.62         166.95         84.89

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table describes, as of March 5, 2001, the beneficial ownership of common stock and common OP units held by each of our directors, by each of our executive officers, by all of our directors and executive officers as a group and by each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. This table shows beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within 60 days. However, for the sake of clarity, the table does not report beneficial ownership of OP units as beneficial ownership of common stock (even though all OP units are currently convertible into common stock) but instead, reports holdings of stock and OP units separately. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401.

                                                   COMMON STOCK                   COMMON OP UNITS
                                          ------------------------------   -----------------------------
                                                          PERCENTAGE OF                     PERCENTAGE
                                           NUMBER OF        SHARES OF                      INTEREST IN
                                           SHARES OF       COMMON STOCK    NUMBER OF OP     OPERATING
NAME OF BENEFICIAL OWNER                  COMMON STOCK    OUTSTANDING(1)      UNITS       PARTNERSHIP(2)
------------------------                  ------------    --------------   ------------   --------------
W. Bradley Blair, II....................      808,932(3)       9.13%           12,500(4)          *
Scott D. Peters.........................      358,702(5)       4.19%               --            --
Roy C. Chapman..........................       25,500(6)          *                --            --
Raymond V. Jones........................       26,000(6)          *                --            --
Fred W. Reams...........................       65,000(6)          *                --            --
Edward L. Wax...........................       26,250(6)          *                --            --
Directors and officers as a group
  (6 persons)...........................    1,310,384(7)      14.17%           12,500(4)          *
AEW Capital Management, L.P.............      961,704(8)      10.71%(9)            --            --
FMR Corp................................    1,094,100(10)     13.31%(11)           --            --
Legends.................................           --            --         3,726,856(12)      29.2%
Schooner Capital LLC....................      672,700(13)      8.19%               --            --

------------------------

* Less than 1%

(1) Based on 8,217,555 shares of common stock outstanding. In accordance with SEC rules, each person's percentage interest is calculated by dividing such person's beneficially owned shares by the sum of the total number of common shares outstanding plus the number of shares such person has the right to acquire (including, for example, upon exercise of vested options, but excluding upon conversion of the separately shown OP units) within 60 days of March 5, 2001.

(2) Based on 12,760,102 common OP units outstanding (including the 8,217,555 common OP units held by GTA's subsidiaries). Under the Partnership Agreement of the operating partnership, the holders of OP units (other than GTA's subsidiaries) have the right to tender them for redemption at any time. Upon such a tender, either the operating partnership must redeem the OP units for cash or GTA must acquire the OP units for shares of common stock, on a one-for-one basis.

(3) Mr. Blair's beneficial ownership includes options to purchase 640,000 shares of common stock, all of which have vested and are exercisable as of March 5, 2001.

(4) Does not include 598,187 OP units held by Legends of Virginia, LC, which contributed two golf courses to our company. Mr. Blair is the trustee of, and has no equity interest in, a trust that is the managing member of Legends of Virginia, LC by virtue of its 52% voting interest therein.
    Mr. Blair disclaims any beneficial interest in such OP units.

(5) Mr. Peters' beneficial ownership includes options to purchase 285,000 shares of common stock, all of which have vested and are exercisable as of March 5, 2001.

(6) Includes options to purchase 25,000 shares of our common stock.

(7) Includes options to purchase 1,025,000 shares of common stock, all of which have vested and are exercisable as of March 5, 2001. Excludes 36,452 shares held by Mr. David Joseph, who resigned as our executive vice president in late 1999, which are pledged to the operating partnership to secure a promissory note from Mr. Joseph to our company. Mr. Joseph has agreed to vote all pledged shares as recommended by the Board of Directors.

(8) Amounts shown for AEW Capital Management, L.P. include 800,000 shares of our company's Series A Convertible Cumulative Preferred Stock held by its affiliate AEW Targeted Securities Fund, L.P., which shares are convertible into an aggregate of 761,905 shares of our company's Common Stock. AEW Capital Management, L.P. beneficially owns an additional 199,800 shares of our company's Common Stock. These entities' address is c/o AEW Capital Management, Inc., 225 Franklin Street, Boston, MA 02110. Information about AEW Capital Management, L.P. is included in reliance on its Schedule 13G filed with the Security and Exchange Commission, or SEC, on April 16, 1999. We have entered into a voting agreement with AEW Targeted Securities Fund, L.P. in which it agrees to vote its Series A Preferred Shares, and any common shares issued upon conversion thereof, in favor of our proposed plan of liquidation. This voting agreement was filed as an exhibit to our current report on Form 8-K filed March 13, 2001.

(9) In order to preserve our REIT status, among other reasons, our charter limits the number of our shares that may be owned by a single person or "group," as defined under federal securities laws, to 9.8% of each class of outstanding equity. We refer to this restriction as our ownership limit. However, in cases where violation of the ownership limit would not jeopardize our REIT status, our charter allows our board to grant a waiver of the ownership limit. In connection with AEW's investment in our Series A Preferred Stock, we granted them a limited waiver from the ownership limit on April 2, 1999.

(10) FMR Corp.'s address is 82 Devonshire Street, Boston, MA 02109. FMR Corp. reports that it has sole power to vote or to direct the vote: of 735,100 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 1,094,100 shares and shared power to dispose or to direct the disposition of 0 shares (but see note 9, below). Information about FMR Corp. is included in reliance on the Schedule 13G filed with the SEC on February 14, 2001 by FMR Corp.

(11) We have contacted FMR Corp. to discuss the possibility of granting them a waiver to the ownership limit (see note 7, above). In the absence of a waiver, the shares beneficially held by FMR Corp. in excess of the ownership limit become "shares-in-trust" under the terms of our charter and must be surrendered to a trustee of a charitable trust named by us, who directs the voting and disposition of the shares and who would proceed to dispose of the shares to a permitted transferee on an orderly basis.

(12) Legends address is 1500 Legends Drive, Myrtle Beach, South Carolina 29577. Legends is a group of companies controlled by Mr. Larry D. Young, a former director of our company. This total includes 598,187 OP units held by Legends of Virginia, LC which are beneficially owned by the children and grandchildren of Mr. Young. Mr. Young disclaims any beneficial ownership in such OP units. We have entered into a voting agreement with Legends in which it agrees to vote any common shares issued upon redemption of its OP units in favor of our proposed plan of liquidation. This voting agreement was filed as an exhibit to our current report on Form 8-K filed March 14, 2001.

(13) Schooner Capital LLC's address is 745 Atlantic Avenue, 11th Floor, Boston, MA 02111. Schooner Capital has shared power to vote or to direct the vote of, and shared power to dispose or to direct the disposition of, all of these shares. Information about Schooner Capital LLC is included in reliance on the Schedule 13D filed with the SEC on January 28, 2000 by Schooner Capital LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

    LEGENDS AND MR. LARRY D. YOUNG

    Mr. Larry D. Young was a director of our company until February 25, 2001 and is the majority owner of Legends. Legends leases 12.5 golf courses from us. On February 25, 2001, in connection with our proposed plan of liquidation, we entered into a sale agreement with Legends to sell those golf courses to Legends. Total consideration payable by Legends is valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5 million secured promissory note from Legends. In addition, Legends will be released from its obligation to repay working capital loans, other than interest accrued through the closing of the sale agreement, in the amount of approximately $6.6 million. We have the right to terminate the sale if stockholders do not approve the plan of liquidation. We may accept superior offers for these golf courses (other than the five Myrtle Beach courses) upon payment of a break-up fee to Legends. The sale is also subject to customary closing conditions. On March 6, 2001, Legends notified us that it intended to terminate its obligations to purchase the Bonaventure Country Club as a result of environmental and title problems that are alleged to exist. We have disputed Legend Golf's ability to terminate its obligations to purchase that golf course. The sale agreement is included as an exhibit to our Current Report on Form 8-K, filed March 14, 2001.

    Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's decision to approve the sale of golf courses to Legends. In order to avoid such a conflict, our board created a special committee, consisting of all four of our independent directors, to review the Legends transaction. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve it. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. On a single occasion, Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among our company, Legends and Legends' lenders were protracted and did not result in a signed purchase agreement until February 25, 2001. The agreement signed on February 25, 2001 is dated as of February 14, 2001 and is effective as of the earlier date. Mr. Young resigned from our board after the Legends agreement was approved on February 25, 2001.

INDEBTEDNESS OF MANAGEMENT

    The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements and to assist them to acquire company stock on the open market. In 2000, we made loans to Mr. Blair in the amount of $75,000 and to Mr. Peters in the amount of $50,000 for the payment of personal income taxes arising from the vesting of restricted stock grants. These loans were evidenced by promissory notes and secured by stock and OP units. The loans carried interest rates equal to the applicable federal rate on the date of the loan with an average interest rate of 6.25%. Under the terms of the promissory notes, the interest accrued and became due and payable annually in arrears unless and until we reduced our common dividend by more that 30% (which reduction occurred on December 26, 2000). All interest that would otherwise have been due and payable after such date was not due but instead was added to principal. The largest aggregate amount of indebtedness outstanding at any point during the year was at December 31, 2000, when Mr. Blair owed us a total of $2,082,000 at a weighted average annual interest rate of 5.45% and Mr. Peters owed us a total of $643,000 at a weighted average annual interest rate of 5.35%. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

    Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made new loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to our company that occurred on such date. These new loans are evidenced by promissory notes and secured by stock. Interest accrues on these loans at an annual rate of 5.06% (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following times: (i) February 25, 2006, (ii) three years following termination of the borrower's employment with our company, or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell the stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrower.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed on page F-1.

EXPERTS

    The consolidated financial statements of Golf Trust of America, Inc. and its 1998 Employee Stock Purchase Plan included in this Annual Report on Form 10-K have been audited by BDO Seidman, LLP, independent certified public accountants, as stated in their reports thereon dated March 5, 2001, and are incorporated by reference into our registration statements on Form S-3 (no. 333-56251, no. 333-39624 and no. 333-39622) and Form S-8 (no. 333-46657, no. 333-39628 and
no. 333-46659) in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

    The combined financial statements of Legends Golf included in this Annual Report on Form 10-K as of, and for the one-year period ended, December 31, 2000 have been audited by Daniel, Ratliff & Company, independent certified public accountants, as stated in their report thereon dated March 12, 2001, and are incorporated by reference into our registration statements on Form S-3
(no. 333-56251, no. 333-39624 and no. 333-39622) and Form S-8 (no. 333-46657,
no. 333-39628 and no. 333-46659) in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

    The combined financial statements of Legends Golf included in this Annual Report on Form 10-K as of December 31, 1999 and for the two years in the period ended December 31, 1999 have been audited by BDO Seidman, LLP, independent certified public accountants, as stated in their report thereon dated
February 12, 2000, and are incorporated by reference into our registration statements on Form S-3 (no. 333-56251, no. 333-39624 and no. 333-39622) and
Form S-8 (no. 333-46657, no. 333-39628 and no. 333-46659) in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

EXHIBITS

    The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index that follows the financial statements.

REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed during the 4th Quarter of 2000.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions.

    Among many other examples, the following statements are examples of the forward-looking statements in this document:

    - all predictions of the amount of liquidating distributions to be received by common stockholders;

    - all statements regarding future dividend rates;

    - all statements regarding future lessee defaults and evictions;

    - all statements regarding our ability to continue to qualify as a REIT;

    - all statements regarding how our board will interpret and comply with the terms of the plan of liquidation;

    - all statements regarding the timing of golf course dispositions and the sales price we will receive for assets that are or are not currently subject to binding sale agreements or letters of intent; and

    - all statements regarding future cash flows, future business prospects, future revenues, future working capital, the amount of cash reserves to be established in the future, future liquidity, future capital needs, future interest costs, future income or the effects of the liquidation.

    YOU SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS BECAUSE THE MATTERS THEY DESCRIBE ARE SUBJECT TO KNOWN (AND UNKNOWN) RISKS, UNCERTAINTIES AND OTHER UNPREDICTABLE FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

    Our actual results, performance or achievements may differ materially from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements. Among the factors that could cause such a difference are:

    - uncertainties relating to our asset portfolio;

    - uncertainties relating to our operations;

    - uncertainties relating to the implementation of our liquidation strategy;

    - uncertainties relating to domestic and international economic and political conditions;

    - uncertainties regarding the impact of regulations, changes in government policy and industry competition; and

    - other risks detailed from time to time in our reports filed with the SEC. Please refer to our SEC filings for a description of such factors.

    The cautionary statements contained or referred to in this annual report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. Except for our ongoing obligations to disclose certain information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
FINANCIAL STATEMENTS OF GOLF TRUST OF AMERICA, INC.
  Report of Management......................................     F-2
  Report of Independent Certified Public Accountants........     F-3
  Consolidated Balance Sheets at December 31, 2000 and
    December 31, 1999.......................................     F-4
  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998........................     F-5
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 2000 and December 31, 1999.....     F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998........................     F-7
  Notes to Consolidated Financial Statements................     F-8

GOLF TRUST OF AMERICA, INC. 1998 EMPLOYEE STOCK PURCHASE
  PLAN
  Report of Independent Certified Public Accountants........    F-29
  Statement of Financial Condition as of December 31, 2000
    and December 31, 1999...................................    F-30
  Statement of Financial Changes in Plan Equity for the
    years ended December 31, 2000, December 31, 1999 and for
    the Period from March 1, 1998 (inception) to December
    31, 1998................................................    F-31
  Notes to Financial Statements.............................    F-32

FINANCIAL STATEMENTS OF LEGENDS GOLF
  Report of Independent Certified Public Accountants........    F-34
  Combined Balance Sheet as of December 31, 2000............    F-35
  Combined Statement of Operations for the year Ended
    December 31, 2000.......................................    F-36
  Combined Statement of Owners' Equity for the year ended
    December 31, 2000.......................................    F-36
  Combined Statement of Cash Flows--Year Ended December 31,
    2000....................................................    F-37
  Notes to Combined Financial Statements, December 31,
    2000....................................................    F-38

  Report of Independent Certified Public Accountants........    F-46
  Combined Balance Sheet as of December 31, 1999............    F-47
  Combined Statements of Operations for the years Ended
    December 31, 1998, and 1999.............................    F-48
  Combined Statements of Owners' Equity for the years ended
    December 31, 1998 and 1999..............................    F-49
  Combined Statements of Cash Flows--Years Ended December
    31, 1998 and 1999.......................................    F-50
  Notes to Combined Financial Statements, December 31, 1998
    and 1999................................................    F-51

CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE
  Schedule III--Real Estate and Accumulated Depreciation....     S-1

                              REPORT OF MANAGEMENT

To the Directors and Stockholders of Golf Trust of America, Inc.:

    The consolidated financial statements and other financial information of Golf Trust of America, Inc. in this report were prepared by management and management is responsible for their contents. The financial statements reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

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

    The financial statements have been audited to the extent required by generally accepted auditing standards by BDO Seidman, LLP, independent auditors. The independent auditors have evaluated the Company's internal control structure and performed tests of procedures and accounting records in connection with the issuance of their report on the fairness of the financial statements.

    The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management and the independent auditors, both separately and jointly. The Audit Committee discusses with the independent auditors and approves in advance the scope of the audit, reviews with the independent auditors the financial statements and their auditor's report, including a discussion of the quality of accounting principles applied to the statements and significant judgements affecting the statements, and consults with and reviews management's administration of the system of internal accounting controls. The Audit Committee reports to the Board on its activities and findings.

/s/ W. BRADLEY BLAIR, II                             /s/ SCOTT D. PETERS
----------------------------------------             ----------------------------------------
W. Bradley Blair, II                                 Scott D. Peters
Chairman, President and Chief Executive              Senior Vice President and Chief Financial
Officer                                              Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Stockholders
Golf Trust of America, Inc.

    We have audited the accompanying consolidated balance sheets of Golf Trust of America, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that Golf Trust of America, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Golf Trust of America, Inc. has suffered losses from operations in 2000, certain of its lenders have asserted that the Company is in violation of loan covenants and is in default, and the Company in the process of submitting a proxy statement to its stockholders seeking their approval for a plan of liquidation of the Company, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Charlotte, North Carolina                      /s/ BDO SEIDMAN, LLP
March 5, 2001

                          GOLF TRUST OF AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Property and Equipment:
  Land, golf courses, and buildings.........................  $290,694   $339,122
  Furniture, fixtures, and equipment........................    32,357     31,581
                                                              --------   --------
Total property and equipment................................   323,051    370,703
  Less accumulated depreciation--land, golf courses, and
    buildings...............................................    47,647     34,226
  Less accumulated depreciation--furniture, fixtures and
    equipment...............................................    13,649      8,775
                                                              --------   --------
Property and equipment, net.................................   261,755    327,702
                                                              --------   --------
Mortgage note receivable....................................    73,595     73,160
Cash and cash equivalents...................................     4,458      3,905
Receivable from affiliates..................................     1,693      6,952
Other assets................................................    18,380     22,193
                                                              --------   --------
Total assets................................................  $359,881   $433,912
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt........................................................  $224,750   $223,085
Accounts payable and other liabilities......................     7,997     10,796
                                                              --------   --------
Total liabilities...........................................  $232,747   $233,881
                                                              --------   --------
Commitments and Contingencies
Minority interest...........................................    45,061     69,747
                                                              --------   --------
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized, 800,000 shares issued and outstanding.......    20,000     20,000
  Common stock, $.01 par value, 90,000,000 shares
    authorized, 8,155,533 and 7,736,450 shares issued and
    outstanding, respectively...............................        82         78
  Additional paid-in capital................................   130,288    125,218
  Dividends in excess of accumulated earnings...............   (55,053)    (7,720)
  Unamortized restricted stock compensation.................    (1,544)    (1,530)
  Note receivable from stock sale...........................    (8,975)    (3,298)
  Loans to officers.........................................    (2,725)    (2,464)
                                                              --------   --------
Stockholders' equity........................................    82,073    130,284
                                                              --------   --------
Total liabilities and stockholders' equity..................  $359,881   $433,912
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES
  Rent from affiliates......................................  $ 18,733   $ 15,041   $12,365
  Rent......................................................    27,681     31,630    23,097
  Mortgage interest.........................................     9,052      9,106     8,922
                                                              --------   --------   -------
Total revenues..............................................    55,466     55,777    44,384
                                                              --------   --------   -------
EXPENSES:
  Depreciation and amortization.............................    18,294     17,299    11,667
  General and administrative................................     8,162      6,098     5,416
  Impairment loss...........................................    62,470         --        --
                                                              --------   --------   -------
Total expenses..............................................    88,926     23,397    17,083
                                                              --------   --------   -------
Operating (loss) income.....................................   (33,460)    32,380    27,301
                                                              --------   --------   -------
OTHER INCOME (EXPENSE):
  Interest income...........................................     2,285      1,480       478
  Interest expense..........................................   (18,816)   (15,603)   (9,673)
  Loss on disposal of assets................................        --         --      (370)
                                                              --------   --------   -------
Total other income (expense)................................   (16,531)   (14,123)   (9,565)
                                                              --------   --------   -------
Net (loss) income before minority interest..................   (49,991)    18,257    17,736
Net (loss) income applicable to minority interest...........   (17,247)     7,026     7,130
                                                              --------   --------   -------
Net (loss) income...........................................   (32,744)    11,231   $10,606
Preferred Dividends.........................................    (1,850)    (1,383)       --
                                                              --------   --------   -------
Net (loss) income available to Common Stockholders..........   (34,594)  $  9,848   $10,606
                                                              ========   ========   =======
Basic (loss) earnings per share.............................  $  (4.28)  $   1.28   $  1.39
                                                              ========   ========   =======
Weighted average number of shares--basic....................     8,083      7,720     7,635
                                                              ========   ========   =======
Diluted (loss) earnings per share...........................  $  (4.28)  $   1.27   $  1.34
                                                              ========   ========   =======
Weighted average number of shares--diluted..................     8,083      7,734     7,905
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                                                  EARNINGS
                                                                                                 (DIVIDENDS      UNEARNED
                                        PREFERRED SHARES        COMMON STOCK       ADDITIONAL   IN EXCESS OF    RESTRICTED
                                       -------------------   -------------------    PAID-IN     ACCUMULATED        STOCK
                                        SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      EARNINGS)     COMPENSATION
                                       --------   --------   --------   --------   ----------   ------------   -------------
Balance, January 1, 1998.............     --      $    --     7,611       $ 76      $127,488      $  1,774        $(1,713)
Issuance of restricted stock.........     --           --        21         --           607            --           (607)
Issuance of shares for option
  exercise and employee stock
  purchase plans.....................     --           --         5         --           159            --             --
Amortization of restricted stock
  compensation.......................     --           --        --         --            --            --            787
Loans to officers....................     --           --        --         --            --            --             --
Adjustment for minority interest in
  operating partnership..............     --           --        --         --        (8,001)           --             --
Dividends............................     --           --        --         --            --       (16,338)            --
Net income...........................     --           --        --         --            --        10,606             --
                                         ---      -------     -----       ----      --------      --------        -------
Balance, December 31, 1998...........     --      $    --     7,637       $ 76      $120,253      $ (3,958)       $(1,533)
Issuance of preferred stock..........    800       20,000        --         --            --            --             --
Costs of preferred stock issuance....     --           --        --         --          (878)           --             --
Issuance of restricted stock.........     --           --        32          1           555            --           (556)
Amortization and cancellation of
  restricted stock...................     --           --        --         --            --            --            559
Value of unvested options for non-
  employees..........................     --           --        --         --            72            --             --
Adjustments for minority interest in
  operating partnership..............     --           --        --         --         3,503            --             --
Conversion of OP Units...............     --           --        63          1         1,671            --             --
Loans to officers....................     --           --        --         --            --            --             --
Issuance of shares under employee
  stock purchase plan................     --           --         4         --            42            --             --
Dividends............................     --           --        --         --            --       (14,993)            --
Net income...........................     --           --        --         --            --        11,231             --
                                         ---      -------     -----       ----      --------      --------        -------
Balance, December 31, 1999...........    800      $20,000     7,736       $ 78      $125,218      $ (7,720)       $(1,530)
                                         ---      -------     -----       ----      --------      --------        -------
Costs of preferred stock issuance....     --           --        --         --           (31)           --             --
Issuance of restricted stock.........     --           --        55         --           949            --           (949)
Amortization and cancellation of
  restricted stock...................     --           --        --         --            --            --            935
Adjustments for minority interest in
  operating partnership..............     --           --        --         --        (4,530)           --             --
Conversion/redemption of OP Units....     --           --       372          4         8,858            45             --
Stock repurchase program.............     --           --       (10)        --          (167)           --             --
Loans to officers....................     --           --        --         --            --            --             --
Issuance of shares under employee
  stock purchase plan................     --           --         2         --            19            --             --
Amortization of registration costs...     --           --        --         --           (28)           --             --
Dividends............................     --           --        --         --            --       (14,634)            --
Net (loss)...........................     --           --        --         --            --       (32,744)            --
                                         ---      -------     -----       ----      --------      --------        -------
Balance, December 31, 2000...........    800      $20,000     8,155       $ 82      $130,288      $(55,053)       $(1,544)
                                         ===      =======     =====       ====      ========      ========        =======


                                          NOTE
                                       RECEIVABLE     LOANS         TOTAL
                                       FROM STOCK       TO      STOCKHOLDERS'
                                          SALE       OFFICERS      EQUITY
                                       -----------   --------   -------------
Balance, January 1, 1998.............    $(3,298)    $    --      $124,327
Issuance of restricted stock.........         --          --            --
Issuance of shares for option
  exercise and employee stock
  purchase plans.....................         --          --           159
Amortization of restricted stock
  compensation.......................         --          --           787
Loans to officers....................         --      (1,893)       (1,893)
Adjustment for minority interest in
  operating partnership..............         --          --        (8,001)
Dividends............................         --          --       (16,338)
Net income...........................         --          --        10,606
                                         -------     -------      --------
Balance, December 31, 1998...........    $(3,298)    $(1,893)     $109,647
Issuance of preferred stock..........         --          --        20,000
Costs of preferred stock issuance....         --          --          (878)
Issuance of restricted stock.........         --          --            --
Amortization and cancellation of
  restricted stock...................         --          --           559
Value of unvested options for non-
  employees..........................         --          --            72
Adjustments for minority interest in
  operating partnership..............         --          --         3,503
Conversion of OP Units...............         --          --         1,672
Loans to officers....................         --        (571)         (571)
Issuance of shares under employee
  stock purchase plan................         --          --            42
Dividends............................         --          --       (14,993)
Net income...........................         --          --        11,231
                                         -------     -------      --------
Balance, December 31, 1999...........    $(3,298)    $(2,464)     $130,284
                                         -------     -------      --------
Costs of preferred stock issuance....         --          --           (31)
Issuance of restricted stock.........         --          --            --
Amortization and cancellation of
  restricted stock...................         --          --           935
Adjustments for minority interest in
  operating partnership..............         --          --        (4,530)
Conversion/redemption of OP Units....     (5,677)         --         3,230
Stock repurchase program.............         --          --          (167)
Loans to officers....................         --        (261)         (261)
Issuance of shares under employee
  stock purchase plan................         --          --            19
Amortization of registration costs...         --          --           (28)
Dividends............................         --          --       (14,634)
Net (loss)...........................         --          --       (32,744)
                                         -------     -------      --------
Balance, December 31, 2000...........    $(8,975)    $(2,725)     $ 82,073
                                         =======     =======      ========

                          GOLF TRUST OF AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(32,744)  $ 11,231   $  10,606
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Impairment loss.........................................    62,470         --          --
    Depreciation and amortization...........................    18,294     17,414      11,667
    Loss on disposal of assets..............................        --         --         370
    Loan cost amortization..................................     1,305        958         588
    Straight-line interest and rent.........................      (513)    (1,106)     (1,417)
    Amortization of restricted stock compensation...........       935        563         787
    (Loss) income applicable to minority interest...........   (17,247)     7,026       7,130
    Increase in receivable from affiliate...................    (1,667)    (5,922)        (26)
    Increase in other assets................................    (1,300)    (1,303)     (8,265)
    (Decrease) increase in accounts payable and other
      liabilities...........................................    (2,964)    (4,394)      9,153
                                                              --------   --------   ---------
Net cash provided by operating activities...................    26,569     24,467      30,593
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Golf course acquisitions and improvements.................    (3,590)   (15,371)   (195,541)
  Proceeds from note receivable.............................     1,028        975          --
  (Increase) decrease in mortgage notes receivable..........        17        (94)     (5,963)
                                                              --------   --------   ---------
Net cash used in investing activities.......................    (2,545)   (14,490)   (201,504)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on line of credit..........................     2,000      7,775     120,675
  Repayments on notes payable...............................      (336)    (5,324)       (292)
  Bridge loan proceeds......................................        --         --      67,925
  Loan fees.................................................      (308)    (1,520)     (1,213)
  Loans to officers.........................................      (261)    (1,278)     (1,853)
  Net proceeds (costs) from issuance of preferred stock.....       (31)    19,122          --
  Net proceeds from issuance of common stock................        21         42         159
  Redemption of Operating Partnership Units.................    (2,425)    (2,478)       (432)
  Distributions to minority partners........................    (7,543)    (9,309)    (10,797)
  Dividends paid............................................   (14,588)   (14,993)    (16,338)
                                                              --------   --------   ---------
Net cash provided by (used in) financing activities.........   (23,471)    (7,963)    157,834
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........       553      2,014     (13,077)
Cash and cash equivalents, beginning of year................     3,905      1,891      14,968
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $  4,458   $  3,905   $   1,891
                                                              ========   ========   =========
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Net assets of Legends Golf transferred to the Company.......  $     --   $     --   $   3,296
Accrued receivables for disposals of property and equipment
  and deferred payments for purchases of property and
  equipment.................................................        --     (2,588)      4,523
OP Units issued in golf course acquisitions.................        --      1,645      14,687
OP Units converted to common stock or redeemed in
  foreclosure of OP Unit collateral pledged by default
  lessees...................................................    10,103         --          --
Debt assumed with acquisitions..............................        --     10,000      18,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the period.............................    18,816     15,603       9,243

          See accompanying notes to consolidated financial statements.

                          GOLF TRUST OF AMERICA, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  PLAN OF LIQUIDATION, GOING CONCERN, ASSET VALUATION AND SALE TO LEGENDS GOLF

    During 2000, Management and the Board of Directors observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of the national and global economic concerns. This business environment has posed a significant challenge due to the fact that, as a REIT utilizing the triple-net lease structure, we are not able to control the direct operation of our Golf Courses without jeopardizing the Company's REIT status.

    In addition, we have experienced lessee defaults at 8.5 of our Golf Courses (6 lessees) over the past year and face the risk of additional defaults in the future. These defaults have decreased revenue due to the lost rent and increased expenses from the litigation involved in the foreclosure process and to the costs incurred to transition operational control of these assets. During 2000, the Company foreclosed and assumed operations of 5 of these Golf Courses for which the respective lessee was in default under their Participating Lease. All collateral pledged under the Participating Leases for these 5 courses has been redeemed. Rent revenue that was realized in 2000 but will not be realized in 2001 as a result of these foreclosures is approximately $1.5 million. We assumed operational control of 4 of these 5 Golf Courses in the last four months of 2000, 1.5 in September, 1 in October and 1.5 in November. Due to the seasonal impact on operations coupled with significant outstanding liabilities left by the lessees, such as past due property taxes, operations from these Golf Courses resulted in an aggregate net loss of $600,000, which is included in our general and administrative expenses on our Statement of Operations.

    Rent revenue recognized in 2000 on the other 3.5 Golf Courses that are still in default legal proceedings, 2.5 of which are in bankruptcy proceedings, totaled approximately $4.0 million which, although dependent on the resolution of these proceedings, will likely not be recognized in 2001. The value of the collateral remaining at these 3.5 Golf Courses when the legal proceedings are concluded will be applied to accrued payment obligations from 2000. Additionally, according to the most recent financial information provided to the Company by its lessees, the financial performance at 25 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations. Thus, the Company faces a significant risk of additional defaults by our lessees for non-payment of rent.

    The Board of Directors hired Banc of America Securities LLC ("BAS") in February of 2000 and Houlihan Lokey Howard & Zukin in January of 2001, to act as its financial advisors and to review our strategic alternatives. These alternatives included a possible merger, sale, recapitalization, privatization, and revocation of its REIT status. Throughout 2000, the Company tried unsuccessfully to solicit an acceptable bid. On September 27, 2000, the Board of Directors concluded that it was in the best interest of the stockholders to effect either a sale of the Company or an orderly liquidation.

    On November 6, 2000, the Board formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to the board. On February 25, 2001, the Board of Directors voted to adopt a plan of liquidation subject to stockholder approval.

    In connection with the plan of liquidation, the Company entered into an agreement with an affiliate of its largest lessee, Legends, to sell to that affiliate the up to 12.5 (eighteen-hole equivalent) golf courses leased by Legends. Total consideration payable by Legends' affiliate is valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5.0 million secured promissory note from Legends. In addition, Legends will be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. The Company

                          GOLF TRUST OF AMERICA, INC.

1. PLAN OF LIQUIDATION, GOING CONCERN, ASSET VALUATION AND SALE TO LEGENDS GOLF (CONTINUED) has the right to terminate the sale if stockholders do not approve the plan of liquidation. The Company may accept superior offers for these golf courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. The sale is also subject to customary closing conditions. Legends is affiliated with Mr. Larry D. Young, one of the Company's directors, who resigned from the Board upon the Board's approval of this transaction.

    Further, Legends, is losing money on a number of its leases. Unless Legends is able to improve the performance of the golf courses it leases from us, or is able to obtain money from other sources, we face the risk that Legends could default on one or more of its leases. Defaults by Legends could greatly harm our financial performance, since the 12.5 golf courses that Legends leases from us provided $18.7 million of our total revenue of $55.5 million in 2000.

    The ability of Legends to complete its purchase of the golf courses is not assured, and, in the event Legends cannot complete the purchase, the plan of liquidation could be jeopardized. Legends' ability to purchase the golf courses depends on its ability to obtain adequate financing. Legends has incurred losses and its current liabilities exceed its current assets. Management of Legends is negotiating with its lender to refinance its debt and to obtain new financing sufficient to acquire the golf courses, and has obtained a commitment letter from a bank to accomplish the refinancing; however, there can be no assurances that Legends will be able to complete the purchase.

    Based on the direction of the Board and available information from the review of the Company's strategic alternatives including the Board's adoption of the plan of liquidation on February 25, 2001, Management concluded that, under the provisions of Statement of Financials Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", an impairment of its long-lived assets and certain of its notes receivable had occurred. Management's estimate of the value of its portfolio of golf courses resulted in an impairment loss of $62.5 million recorded in 2000. As a result of these losses and the lessee defaults, our lenders have asserted that we are in violation of several of the required covenants of our credit facility and that we are in default. We have been negotiating with our lenders to amend the Credit Facility to establish new terms that consider, among other things, the proposed plan of liquidation. However, amendments to the Credit Facility, if agreed upon, are likely to impose additional restrictions on our operations and increase the interest rate we pay. In addition, we believe that any amendments, if agreed upon, will require us to pay a higher rate of interest if the plan of liquidation is not approved, and we believe that it would be difficult or impossible to refinance our senior credit agreements under current market conditions. We currently face the risk that the lenders under those agreements may accelerate our obligations to them. An acceleration could require us to seek bankruptcy court protection, which could jeopardize the plan of liquidation.

    The ultimate disposition of the Company's assets under the plan of liquidation, if approved by the stockholders, is expected to result in net proceeds that will be in excess of their adjusted net carrying amounts; however, in accordance with generally accepted accounting principles, gains are not recognized until a sale is complete and the gain is realized. Summarized below is an unaudited pro forma estimate prepared by management of the expected liquidation value per share based on the

                          GOLF TRUST OF AMERICA, INC.

1. PLAN OF LIQUIDATION, GOING CONCERN, ASSET VALUATION AND SALE TO LEGENDS GOLF (CONTINUED) assumption that the sale of assets to Legends Golf, as described above, is consummated in a reasonable period of time:

PRO FORMA IMPACT ON EQUITY OF SALE TO LEGENDS                 (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      -----------
Historical Stockholders' Equity at December 31, 2000........    $ 82,073
Estimated gains on sales of assets to Legends...............      63,000
Liabilities estimated to be incurred pursuant to the plan of
  liquidation...............................................     (22,000)
Redemption of preferred stock...............................     (20,000)
                                                                --------
Pro forma net assets available for liquidation..............    $103,073
                                                                ========
Common shares outstanding...................................       8,218
                                                                --------
Pro forma net assets available for distribution per common
  share.....................................................    $  12.54
                                                                --------

    The above pro forma represents management's estimates of the possible net proceeds per share based on the signed purchase agreement with Legends and certain significant assumptions. First, this pro forma is based on the assumption that Legends will successfully complete its purchase of the golf courses (see discussion above). Differences may occur depending on the date the transaction actually closes and the amount of proceeds actually received. Second, liabilities and expenses to be incurred pursuant to the plan of liquidation include commitments under employment agreements, reserves for contingencies, reserves for insurance costs, and financial advisor and other costs associated with the plan of liquidation. In locating new buyers we could incur additional costs, and as the plan of liquidation unfolds, differences may arise in the amounts estimated by management. Third, the preferred stockholders will receive a liquidating distribution and their stock redeemed before net proceeds will be made available to common stockholders.

    We have been working diligently to obtain competitive offers on our Golf Courses as part of the proposed plan of liquidation and to sell certain assets. Subsequent to December 31, 2000, the Company closed on the sale of three golf courses for gross sales prices totaling $15.8 million, resulting in a net gain of $0.4 million. From these sales, $10.5 million of the net cash proceeds was utilized to pay down our Bank of America, N.A. Credit Facility and line of credit. In addition, Management has obtained signed purchase agreements or letters of intent to sell an additional 10.5 golf courses for an aggregate $82.8 million. These agreements are subject to due diligence and stockholder approval in certain cases. We have also been working on revitalizing the financial performance of the 5 Golf Courses that we directly manage.

    Management and the Board of Directors anticipate that the proxy for the vote on the plan of liquidation will be submitted to the stockholders immediately following the Securities Exchange Commission review process. However, there can be no assurances on the outcome of the vote, or that we will be able to successfully close on any sales transactions or be able to renegotiate modified credit facility terms with our lenders. The Company's continued existence as a going concern is dependent on stockholder approval of the plan of liquidation and the Company's ability to reach favorable terms with its lenders. The plan of liquidation is expected to be completed in 12 to 24 months from the date the stockholders approve the plan, but there can be no assurances that the stockholders will approve that plan or that the estimated range of per share values will be ultimately realized.

                          GOLF TRUST OF AMERICA, INC.

1. PLAN OF LIQUIDATION, GOING CONCERN, ASSET VALUATION AND SALE TO LEGENDS GOLF (CONTINUED)
    The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the accompanying statements do not include any adjustments necessary to reflect the possible future effects on the recoverability of assets and settlement of liabilities that may result from adoption of the the plan of orderly liquidation or the Company's inability to complete such plan in an orderly manner.

2.  ORGANIZATION AND BASIS OF PRESENTATION

    Golf Trust of America, Inc. ("GTA") was incorporated in Maryland on
November 8, 1996. The Company is a real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of March 9, 2001, we hold participating interests in 40 golf courses and direct controlling interests in 4 golf courses (collectively, the "Golf Courses"), 40 of these 44 Golf Courses are owned by us and four serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 40 courses that we own, 37.5 are held in fee simple and 2.5 are held pursuant to long-term ground leases. The golf courses are located in Florida (14), South Carolina (6), Michigan (3.5), Illinois (3.5), California (2.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), Alabama, Kansas, North Carolina, New Mexico, Ohio and West Virginia. Golf Course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper golf course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" or "OP" and we refer to the Operating Partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation, holds a 66.2 percent interest in the Operating Partnership as of March 2, 2001. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a
66.0 percent interest therein. Larry D. Young, a former director of the Company, along with his affiliates, owns 27.5 percent of the Operating Partnership and is a significant lessee. These percentages give effect to all outstanding preferred OP Units on an as-converted basis. Operators of the golf courses, their affiliates and an officer of the Company hold the remaining interest in the Operating Partnership.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of GTA, the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

                          GOLF TRUST OF AMERICA, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value. The carrying value of receivables, the mortgage notes receivable and liabilities reasonably approximates the fair value. The estimated fair value has been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Included in Other Assets and Receivables from Affiliates is an aggregate allowance of $9.6 million, which is part of the total impairment loss of $62.5 million, representing adjustments necessary to state notes receivable at their fair value.

CONCENTRATION OF CREDIT RISK

    The Company has cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation (FDIC) for amounts up to $100,000 per institution. At December 31, 2000 and 1999, the Company had amounts in excess of FDIC limits. The Company limits its risk by placing its cash and cash equivalents in a high quality financial institution.

    Concentration of credit risk with respect to the Company's portfolio of 47 golf courses owned during 2000 was:

                                                          REVENUE
                                                          AMOUNTS
                                                       (IN THOUSANDS)   PERCENTAGE
                                                       --------------   ----------
Florida(1)...........................................     $19,246           34.7%
South Carolina(1)....................................     $ 8,882           16.0%
Virginia(1)..........................................     $ 3,746            6.7%
Illinois.............................................     $ 6,139           11.1%
California...........................................     $ 2,938            5.3%
Other(1).............................................     $14,515           26.2%
Total................................................     $55,466          100.0%

------------------------

       (1) The courses operated by Legends Golf located in VA, NC and in the Myrtle Beach area of SC plus the revenue on those courses that Legends assumed in 1999 located in Nebraska, Kentucky, and FL (4 out of 14 in that state) comprised approximately $18,733,000 in revenue or 33.8% of the total revenues.

    The Company is also subject to a concentration of credit risk from the participating mortgage. The Company has evaluated the credit worthiness of the borrower and its affiliates and has obtained a security interest in the property and equipment of the borrower. The Company has also obtained a limited guarantee of the debt service from the operator of the resort.

                          GOLF TRUST OF AMERICA, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is carried at the lower of cost or fair value (except for the golf courses acquired from Legends Golf that are carried at the prior basis of Legends Golf). Cost includes purchase price, closing costs and other direct costs associated with the purchase. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Golf course improvements....................................   15 years
Buildings and improvements..................................   30 years
Furniture, fixtures, and equipment..........................  3-8 years

    The leases presently provide that at the end or termination of the existing leases all improvements and fixtures placed on the rental property become the property of the Company. In addition, the leases provide for a capital replacement reserve to be established by the Company for each property. The Company will approve disbursements from this fund for capital improvements to the properties and the acquisition of equipment.

    As described in Note 1, as part of the process of submitting and adopting the plan of liquidation, the Company has assessed whether there has been impairment in the value of the assets. The Company considered factors such as the future operating income, trends and other factors in determining the fair value upon disposal. As a result of this analysis, an impairment loss of approximately $52,900,000 was recorded in 2000.

LOAN COSTS

    Loan costs, included in other assets, are amortized over the contractual term of the agreement. Accumulated amortization of these costs at December 31, 2000 and 1999 was approximately $3,147,000 and $1,826,000, respectively.

REVENUE RECOGNITION

    The Company recognizes rental revenue on an accrual basis over the terms of the leases. Recognition of contingent rental income is deferred until specified targets that trigger the contingent rent are achieved. The Company recognizes interest income ratably over the term of the loan.

INCOME TAXES

    The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income (90% effective in 2001) to its stockholders and complies with other requirements. Because of the tax rules applicable to REITS, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however, the Internal Revenue Code allows a 90-day grace period following a foreclosure or eviction of the lessee under the participating leases where we can operate the Golf Course and the revenues will be qualifying income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive to 5% of our Gross Income, thus, at the expiration of such period, the property must either be sold or an agreement must be secured with an Independent Contractor to assume management or the gross revenue from Golf Course operations from any such Golf Course is

                          GOLF TRUST OF AMERICA, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disqualified income for REIT tax purposes. Gross revenue from Golf Courses managed after the expiration of the 90-day grace period and that exceeds 5% of our Gross Income is taxable. Management by an Independent Contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The Golf Courses subject to this rule as of March 5, 2001 were Tierra Del Sol Golf Club, Palm Desert Country Club, Brentwood Golf & Country Club and Osage National Golf Club; however, two other Golf Courses that are currently in default and bankruptcy proceedings, Mystic Creek Golf Course and Metamora Golf & Country Club, may in the future be operated by the Company. At December 31, 2000, Brentwood and Osage were still operating within the 90-day grace period while the grace period had expired for Tierra Del Sol and Palm Desert. However, we were in compliance with the REIT rules for the fiscal year ended December 31, 2000 due to the fact that the Gross Revenue from the operation of these two Golf Courses did not exceed 5% of our Gross Revenue.

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

    Although Management believes that the Company will continue to satisfy the requirements to qualify as a REIT during the period of the proposed plan of liquidation, the Company must continue to satisfy a number of asset, income and distribution tests; and there can be no assurances that management will be able to satisfy such tests.

    The Company paid per share distributions to common stockholders of $1.32 in 2000 of which $1.28 was ordinary income and $0.04 was return of capital. The Company paid distributions to common stockholders of $1.76 in 1999 of which $1.72 was ordinary income and $0.04 was return of capital. The Company paid distributions to common stockholders of $2.14 per share in 1998 of which $2.03 was ordinary income and $0.11 was return of capital.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company uses the "intrinsic value" method of accounting for its plan in accordance with Accounting Principle Board (APB) Opinion No. 25, and, therefore, recognized no compensation expense for stock options. For disclosure purposes only, the Black-Scholes option-pricing model was used to calculate the fair values of stock options.

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

                          GOLF TRUST OF AMERICA, INC.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS/LOSS PER COMMON SHARE

    Earnings/loss per common share are presented under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options, convertible preferred stock and OP Units) that are dilutive. Common Stock equivalents for the effect of dilutive stock options were -0-, 14,000, and 270,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this pronouncement to have a material impact on its financial results.

    The Financial Accounting Standards Board issued Interpretation ("Interpretation") No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25" which was effective
July 1, 2000. Interpretation No. 44 clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a stock compensation plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Adoption of the provisions of Interpretation No. 44 did not have a significant impact on our financial statements.

4.  MORTGAGE NOTE RECEIVABLE

    In June of 1997, the Operating Partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc. ("Golf Host Resorts"), which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 63-hole destination golf and conference facility located near Tampa, Florida. The additional collateral includes, cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which may be released upon the achievement of certain performance levels. The operator of the resort, Westin, guaranteed up to $2.5 million of debt service for each of the first five years. The initial loan of $69.975 million was followed by a $9 million loan, which was used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

    The loan term is 30 years, with an initial base interest rate of 9.6% per annum (10.9% at December 31, 2000), annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year. No participating interest revenue was recognized as revenue in 2000 due to a dispute of these terms and the related calculation in the mortgage document; however, $100,000 and $243,000 was recognized for the years ended December 31, 1999 and 1998, respectively.

                          GOLF TRUST OF AMERICA, INC.

4.  MORTGAGE NOTE RECEIVABLE (CONTINUED)
    Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP Units, 159,326 shares of common stock of the Company and were granted an option to purchase an additional 150,000 shares of common stock of the Company at a price (subject to certain adjustments) of $26 per share. Such option expired on December 31, 1999. The $5,677,000 used to purchase the OP Units was initially recorded as a reduction in minority interest and the $3,298,000 used to purchase common stock has been recorded as a reduction of stockholders' equity. The 274,039 OP Units were converted to shares of common stock at the request of Golf Host Resorts on March 3, 2000. Concurrent with this conversion, the related note receivable for subscribed stock of $5,677,000 was reclassified from a reduction in Minority Interest to Note Receivable from Stock Sale, a reduction to Stockholders' Equity. These common shares continue to be pledged as collateral against the loan.

    The Company recognizes interest income on a straight-line basis. Interest income in excess of the cash received for this mortgage recognized was approximately $452,000, $814,000, $1,160,000, respectively, for the years ended December 31, 2000, 1999 and 1998.

5.  LEASES

    The non-cancelable leases generally provide for the Company to receive the greater of Base Rent or Participating Rent. Participating Rent is generally equal to the original Base Rent plus 33 1/3 percent of the difference between that year's Gross Golf Revenue and the Gross Golf Revenue at the Golf Course in the year prior to acquisition as adjusted in determining the original Base Rent. The Base Rent generally increases annually by the lesser of (i) 3% to 5% or
(ii) a multiple of the change in the Consumer Price Index). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. Participating rent was $208,000, $450,000, and $657,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

    Scheduled future minimum rents to be received by the Company under the Leases, excluding the four Golf Courses that are currently being managed by GTA and for which we will recognize Net Income from Golf Course Operations, are as follows for the year ending December 31:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
2001........................................................     $41,117
2002........................................................      42,367
2003........................................................      38,193
2004........................................................      39,448
2005........................................................      40,745
Thereafter..................................................      66,117

6.  COMMITMENTS AND CONTINGENCIES

LESSEES

    Typically, the Company leases its golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to

                          GOLF TRUST OF AMERICA, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) approval by the Company. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. The aggregate commitment to fund further capital expenditures is $2,537,000.

    Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing facilities. Of the Company's $7,648,000 outstanding capital improvement commitments approximately $2,300,000 has been funded to date which represents the Pete Dye Clubhouse loan. This loan may be capitalized into the base rent when the Clubhouse is completed.

    In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed and variable rates between 9.74% and 11.2%. Of the Company's $13,224,000 working capital commitments, approximately $10,594,000 has been funded to date. In addition, a $3,500,000 land loan was funded to the lessee of the Pete Dye Golf Club at the time of purchase. Typically, the lessee is required to increase the pledged collateral for the funded amounts. In summary, the Company has currently funded $16,390,000 of the total commitments to date of $24,372,000.

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

LITIGATION

    The Company currently is in litigation or disputes over events of defaults or other matters with seven of its lessees. Management does not believe the outcome of these matters will have a material impact on the financial condition of the Company.

    Complaints have been filed against GTA related to the Sandpiper Golf Course alleging that the Company breached its promise under the Golf Utilization Agreement and failed to perform under the terms of the lease. The plantiffs are seeking damages in excess of $50 million. It is not possible to predict the outcome of these disputes, and accordingly, the financial statements do not include adjustments that may be required in connection with the resolution of these complaints.

    Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses which are leased and require each Lessee to maintain insurance for such purposes. Although the Company is currently not party to any legal proceedings relating to the Golf Courses that would have a material

                          GOLF TRUST OF AMERICA, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED) adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

EVENTS OF DEFAULT UNDER THE PARTICIPATING LEASE

    An "event of default" may be declared when a tenant fails to pay rent timely under the Participating Lease. GTA has elected to pursue legal remedies available to it under its Participating leases to cure such events of default that have occurred at the following courses: Tierra Del Sol Golf Club, Osage National Golf Club, Mystic Creek Golf Club, Metamora Golf Club, Palm Desert Country Club, and Brentwood Golf & Country Club. As a result GTA has taken possession and assumed management of Tierra Del Sol, Osage, Palm Desert and Brentwood and is in various stages of litigation with regard to the possession of the other two Golf Courses. The pledged collateral under the Participating Leases for these four Golf Courses has been foreclosed upon and applied to accrued rent and related charges through the date that we took the golf course over.

EMPLOYMENT AGREEMENTS

    Under their employment agreements, our executives are entitled to payments aggregating approximately $2,526,000 upon the later of stockholder approval of the plan of liquidation and the repayment of all of our credit facilities. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of all of our credit facilities and the one-year anniversary of board approval of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

    These payments to our executives described above may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur, as defined, and all payments due the executives under their employment agreements were determined to be parachute payments. The amount of "gross-up" excise tax payments due could be as much as $4.4 million.

7.  OTHER ASSETS

    Other Assets consists of rent receivable from non-affiliates, note receivable on land sale, insurance proceeds receivable, deferred expenses, capitalized loan fees, loans to employees, and loans to non-affiliate lessees. Included in the balance of rent receivable from non-affiliates is approximately $1,120,000 attributed to Mystic Creek Golf Club which is currently in legal proceedings originally initiated by us for lessee default under the Participating Lease. The value of the collateral held by the Operating Partnership against the lessee's obligations under the Participating Lease exceeds the total amount recorded as of December 31, 2000. We have been unable to take possession of this collateral and the property due to the fact that the eviction action was automatically stayed by the bankruptcy court on February 25, 2000. No Rent Revenue was recognized for this Golf Course after October 2000. Unless we receive court ordered rent payments, no further Rent Revenue for this Golf Course will be recognized until the legal proceedings are concluded.

                          GOLF TRUST OF AMERICA, INC.

8.  DEBT

    Debt consists of the following:

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
                                                                         (IN THOUSANDS)
REVOLVING CREDIT FACILITY
  $200.0 million unsecured, with weighted average interest
  rates of 8.27% maturing April 2002........................      $200,000            $200,000
LINE OF CREDIT
  $10.0 million unsecured line of credit with weighted
  average interest rates of 8.25% maturing March 31, 2001...         2,700                 700
NOTE PAYABLE
  Secured financing, collateralized by certain golf course
  properties, with an interest rate of 8.75% maturing
  November 2016.............................................        12,050              12,385
NOTE PAYABLE
  Secured financing, collateralized by certain golf course
  properties, with an interest rate of prime (9.5% at
  December 31, 2000) maturing through 2002..................        10,000              10,000
TOTAL.......................................................      $224,750            $223,085

REVOLVING CREDIT FACILITY AND LINE OF CREDIT

    On April 6, 1999, GTA amended and restated its unsecured revolving credit facility (the "credit facility") to increase the borrowing capacity to $200.0 million with a consortium of banks led by Bank of America, as lead agent. GTA was required to pay interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings historically bore interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) was subject to adjustment based upon certain leverage ratios. The credit facility availability is limited by a covenant that requires us to maintain unencumbered assets with an aggregate value (as determined in accordance with the credit facility) of at least 175% of the amount of our unsecured debt, including obligations owed under the credit facility. In addition, no more than 20% of our borrowings under this credit facility may be used for working capital needs of the Company. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loans to officers and changes in certain members of the board of directors, among others.

    At December 31, 2000, the value of our unencumbered pool did not satisfy the 175% coverage requirement, due to the exclusion of five properties during the six month period ended December 31, 2000. Two properties were excluded as a result of a material default under their participating leases, two were excluded for failing the Gross Golf Revenue test as set forth in the credit facility, and one was excluded for untimely payment of rent. Three additional golf courses have been excluded from our unencumbered pool due to the sale of these properties. In addition, our lenders have asserted that we are in violation of several of the financial covenants of the credit facility due to the impairment loss recorded to adjust certain of our assets to their estimated fair value, a decrease in revenues from lessee defaults, and related increases in expenses as well as expenses incurred as a result of the strategic alternatives review process and the board's adoption of a plan of liquidation. We have met with the representatives from the lenders under our credit facility and are negotiating an amendment or

                          GOLF TRUST OF AMERICA, INC.

8.  DEBT (CONTINUED)
restatement of that agreement. We were notified on March 5, 2001 that our interest rate would thereafter be at the Default Rate of interest (Prime rate plus 2%) as defined in our Credit Facility. We can provide no assurance that we will be able to cure the defaults the lenders have asserted exist or obtain a waiver from the lenders under our credit facility, or that we will be able to amend or restate the credit facility. We also face the possibility that the performance of other lessees under Participating Leases will trigger additional covenant violations.

    In addition to the credit facility, on April 6, 1999 GTA also obtained a $25.0 million unsecured line of credit from Bank of America. The rates, covenants, conditions and other material provisions are essentially the same as the credit facility, except for the term, which was one year with an expiration date of April 1, 2000. In March and October of 2000, this line was granted six-month extensions with a new maturity date of March 31, 2001. The extension was granted with a reduction in the available line to $10.0 million with the same pricing that was in effect under the original line plus a 0.75% up-front commitment fee paid to Bank of America.

    Subsequent to December 31, 2000, we have repaid $140,000 of the outstanding balance on our line of credit and have made principal payments on our credit facility totaling $10,372,000 from proceeds from asset sales.

    All amounts outstanding under the credit facility and the unsecured line of credit were based on the Eurodollar rate and a margin of 1.75% until November 2000 after which date, due to the non-compliance issues that arose in the third quarter, we have paid interest at the prime rate for an average interest rate of 8.27% for 2000. For periods after March 1, 2001, all amounts outstanding will accrue interest based on the default interest rate of prime plus 2% for an approximate average interest rate of 10.5%.

DEBT MATURITIES

    Aggregate maturities of long-term debt (assuming no acceleration of payments for defaults on certain loan covenants) for each of the five years following December 31, 2000, are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2001........................................................     $  8,065
2002........................................................      205,398
2003........................................................          435
2004........................................................          474
2005........................................................          518
Thereafter..................................................        9,859

9.  PREFERRED STOCK AND OTHER PREFERRED INTERESTS

SERIES A PREFERRED STOCK AND SERIES A PREFERRED OP UNITS

    On April 2, 1999, GTA completed a private placement of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share ("Series A Preferred Stock"), at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P. GTA contributed

                          GOLF TRUST OF AMERICA, INC.

9. PREFERRED STOCK AND OTHER PREFERRED INTERESTS (CONTINUED) the net proceeds to the Operating Partnership in exchange for 800,000 Series A Preferred OP Units with analogous terms.

    Dividends on the Series A Preferred Shares are cumulative from the date of original issue and are payable quarterly in arrears, when, and as if declared by the Board of Directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A Preferred Share is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend paid in the second quarter was prorated and paid on July 15, 1999 based on the number of days between April 2, 1999 and June 30, 1999, the final day of the fiscal quarter.

    The Series A Preferred Stock is convertible, in whole or in part, at the option of the holder at any time into common shares at a conversion price of $26.25 per common share (equivalent to an initial conversion rate of approximately 0.95238 common shares per Series A Preferred Share), subject to adjustment in certain circumstances.

    Except in certain circumstances relating to preservation of GTA's status as a "REIT" and as provided in the voting agreement described below, the Series A Preferred Shares are not redeemable at GTA's option prior to April 2, 2004. On and after such date, the Series A Preferred Shares will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and, thereafter, declining by 1% each year so that the premium is zero on and after April 2, 2008.

    On February 22, 2001, GTA entered into a voting agreement with the holders of all of the shares of Series A Preferred Stock in which GTA agreed, in the event that common stockholders approve the plan of liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A Preferred Stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. GTA agreed to so redeem the Series A Preferred Stock promptly after it has determined in good faith that it has received sufficient net proceeds from the disposition of its assets and/or operations to redeem all of the shares without violating any legal or contractual obligations.

SERIES B PREFERRED OP UNITS

    In May 1999, GTA acquired Metamora Golf and Country Club, an 18-hole upscale golf facility located in Metamora, Michigan for $5.9 million. As part of the purchase price, at the closing, 10,172 Series B Preferred OP Units valued at $295,000 were issued at $29.00 per share (which reflects a 20% conversion premium at the time of closing). These Series B Preferred OP Units were convertible into common OP Units on a one-for-one basis at the election of the holder. These perpetual preferred units paid a distribution of 8.25% based on the initial issuance price; however, these units, which served as collateral under Metamora's Participating Lease, were foreclosed upon and cancelled on September 25, 2000 as a result of the lessee's default under its Participating Lease.

                          GOLF TRUST OF AMERICA, INC.

9.  PREFERRED STOCK AND OTHER PREFERRED INTERESTS (CONTINUED)
SERIES C PREFERRED OP UNITS

    In July 1999, the Company acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. As part of the $10.0 million purchase price, at the closing, 48,949 Series C Preferred OP Units valued at $1,350,000 were issued at $27.58 per share. The Series C Preferred OP Units are convertible on a one-for-one basis into common OP Units basis at the election of the holder. These perpetual preferred units pay a distribution of 8.91% based on the initial issuance price.

10.  STOCK OPTIONS AND AWARDS

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

    In February 1997, the Company adopted the 1997 Non-Employee Directors' Plan (the "Directors' Plan"). Under the Directors' Plan, our four independent directors each receive automatic annual grants of options to purchase 5,000 shares of Common Stock at a price equal to the fair value of the stock on the date of grant. The Directors' Plan is limited to 100,000 shares. On February 6, 1997, 1998, 1999, 2000 and 2001, respectively, 20,000 options were granted under the Directors' Plan and vested immediately. As of February 6, 2001, no more shares are available for options and restricted stock grants under the Directors' Plan.

    In May 1997, the Company adopted the 1997 Stock-Based Incentive Plan (the "New 1997 Plan"). Under the New 1997 Plan, the Compensation Committee is authorized to grant awards of up to 600,000 shares of the Company's common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. On January 30, 2000, 25,000 options were issued, at an exercise price of $17.25, under this plan leaving a remaining balance of 17,968, at December 31, 2000, available for options and restricted stock grants.

    On November 11, 1998, the Company adopted the 1998 Stock-Based Incentive Plan (the "1998 Plan"). Concurrently with the plan approval, the Compensation Committee granted 350,000 of the authorized 500,000 options at an exercise price of $25.06. These options generally vest ratably over a period of five years from the date of grant and expire ten years from the date of grant. Eighty-eight thousand of these options were cancelled upon the resignation the Company's executive Vice President in November 1999. In addition, 8,000 of the 44,000 shares that were granted in March 1999 were cancelled. On January 30, 2000, 145,000 options and 55,000 restricted shares were issued under this plan leaving a remaining balance of 2,000 shares available for grant at December 31, 2000.

    The New 1997 Plan and the 1998 Plan provide that the Company may grant stock options or restricted stock to executive officers and other key employees. Restricted stock is subject to restrictions

                          GOLF TRUST OF AMERICA, INC.

10.  STOCK OPTIONS AND AWARDS (CONTINUED)
determined by the Company's Compensation Committee. The restricted stock awards to date have been sold to the participant at a purchase price of $0.01 per share and vest in equal annual tranches over a vesting period ranging from three to five years. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding.

    On January 1, 1998 the Company issued 20,939 restricted common shares for $0.01 when the market price was $29.00 to officers of the Company under the New 1997 Plan. On March 10, 1999, the Company issued 44,000 restricted common shares for $.01 when the market price was $22.75 to officers of the Company under the 1998 Plan. As previously noted in the discussion above regarding the 1998 Plan, on January 30, 2000, the Company issued 55,000 restricted common shares for $.01 when the market price was $17.25 to officers of the Company under the 1998 Plan. Subsequent to these issuances, loans of approximately $1,247,000, secured by OP Units and common stock, with interest rates of 4.4% to 6.2% were made to officers of the Company for the payment of related taxes. In November 1999, 11,904 of the previously issued grants were cancelled as a result of the resignation of one of the officers of the Company. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the vesting period. Such expense amounted to approximately $935,000, $563,000 and $787,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

LOANS TO OFFICERS

    The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. In 2000, we made loans to Mr. Blair in the amount of $75,000 and to Mr. Peters in the amount of $50,000 for the payment of personal income taxes arising from the vesting of restricted stock grants. These loans were evidenced by promissory notes and secured by stock and OP units. The loans carried interest rates equal to the applicable federal rate on the date of the loan with an average interest rate of 6.25%. Under the terms of the promissory notes, the interest accrued and became due and payable annually in arrears unless and until we reduced our common dividend by more that 30% (which reduction occurred on December 26, 2000). All interest that would otherwise have been due and payable after such date was not due but instead was added to principal. The largest aggregate amount of indebtedness outstanding at any point during the year was at December 31, 2000, when Mr. Blair owed us a total of $2,082,000 at a weighted average interest rate of 5.45% and Mr. Peters owed us a total of $643,000 at a weighted average interest rate of 5.35%. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

    Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made new loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to the Company that occurred on such date. These new loans are evidenced by promissory notes and secured by stock. Interest accrues on these loans at 5.06% (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following times:
(i) February 25, 2006, (ii) three years following termination of the borrower's employment with our company, or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell the stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any

                          GOLF TRUST OF AMERICA, INC.

10.  STOCK OPTIONS AND AWARDS (CONTINUED)
liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrower.

STOCK OPTION PLAN TRANSACTIONS

    Transactions involving the plans are summarized as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
OPTION SHARES                                           SHARES     EXERCISE PRICE
-------------                                          ---------   --------------
Outstanding at January 1, 1998.......................    940,000       $ 23.88

Granted..............................................    445,000         26.08
Exercised............................................     (4,666)       (25.75)
Expired and/or canceled..............................         --            --
                                                       ---------
Outstanding at December 31, 1998.....................  1,380,334         24.59

Granted..............................................     55,000         17.80
Exercised............................................         --            --
Expired and/or canceled..............................   (173,002)       (25.27)
                                                       ---------
Outstanding at December 31, 1999.....................  1,262,332         24.30

Granted..............................................    215,000         17.31
Exercised............................................         --            --
Expired and/or canceled..............................         --            --
                                                       ---------

Outstanding at December 31, 2000.....................  1,477,332       $ 23.36
                                                       =========

            OPTIONS OUTSTANDING
--------------------------------------------
RANGE OF              REMAINING     AVERAGE    OPTIONS EXERCISABLE
EXERCISE             CONTRACTUAL    EXERCISE   -------------------
 PRICE     SHARES    LIFE (YEARS)    PRICE      SHARES     PRICE
--------  --------   ------------   --------   --------   --------
$16-$19   250,000        9.1         $17.37     31,667     $17.71
$21       335,000        4.6         $21.00    335,000     $21.00
$24-$26   797,332        5.8         $25.32    640,132     $25.32
$29        70,000        7.1         $29.00     53,333     $29.00
$32-$33    25,000        7.4         $32.13     16,667     $32.13

                          GOLF TRUST OF AMERICA, INC.

10.  STOCK OPTIONS AND AWARDS (CONTINUED)
Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used, are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                  2000        1999        1998
                                               ----------   --------   ----------
Basic (loss) earnings per share
  As reported................................  $    (4.28)  $  1.28    $     1.39
  Pro forma..................................  $    (4.36)  $  1.26    $     1.16
Diluted earnings per share
  As reported................................  $    (4.28)  $  1.27    $     1.34
  Pro forma..................................  $    (4.36)  $  1.26    $     1.12
Black-Scholes assumptions*
  Fair market value of option granted........  $     3.38   $  2.29    $     1.16
  Risk-free interest rate....................        6.49%     5.96%         5.47%
  Dividend yield.............................        9.07%     8.96%         6.72%
  Stock volatility...........................       42.12%    36.23%        27.21%
  Expected option life.......................  2.72 years   3 years    4.57 years

------------------------

       *   Weighted-averages

EMPLOYEE STOCK PURCHASE PLAN

    Effective March 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period. The Employee Stock Purchase Plan expires on February 28, 2008. A total of 250,000 shares will be available for purchase under this plan. Shares have been issued as per the table below:

                                                              # OF SHARES
PURCHASE DATE                                                   ISSUED
-------------                                                 -----------
6/30/98.....................................................     1,128
12/31/98....................................................     1,768
6/30/99.....................................................     2,149
12/31/99....................................................     1,592
6/30/00.....................................................     1,315
12/31/00....................................................     1,441

    Compensation expense related to the Employee Stock Purchase Plan was $5,000, $12,000 and $18,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

PAYMENT OF DIVIDENDS

    On December 26, 2000 the Board of Directors declared a quarterly dividend distribution of $0.25 per share for the quarter ended December 31, 2000, to common stockholders of record on January 15,

                          GOLF TRUST OF AMERICA, INC.

10.  STOCK OPTIONS AND AWARDS (CONTINUED)
2001, which was paid on January 31, 2001. Preferred Stockholders were paid the dividend calculated according to their contracted yield.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                                                    QUARTER ENDED,
                                                ------------------------------------------------------
                                                MARCH 31   JUNE 30    SEPTEMBER 30(1)   DECEMBER 31(2)
                                                --------   --------   ---------------   --------------
2000
  Revenues
    Rent from affiliates......................  $ 4,707    $ 4,724       $  4,727          $  4,575
    Rent......................................    7,422      7,472          6,840             5,947
    Mortgage interest.........................    2,309      2,309          2,217             2,217
                                                -------    -------       --------          --------
      Total Revenue...........................   14,438     14,505         13,784            12,739
                                                -------    -------       --------          --------
Expenses
  Depreciation and amortization...............    4,660      4,622          4,497             4,515
  General and administrative..................    1,472      1,498          1,780             3,412
  Impairment loss.............................       --         --         25,300            37,170
                                                -------    -------       --------          --------
Total Expenses................................    6,132      6,120         31,577            45,097
                                                -------    -------       --------          --------
Operating income (loss).......................    8,306      8,385        (17,793)          (32,358)
Total other income (expense)..................   (3,751)    (4,066)        (4,243)           (4,471)
                                                -------    -------       --------          --------
Net income (loss) before minority interest....    4,555      4,319        (22,036)          (36,829)
Income (loss) applicable to minority
  interest....................................    1,688      1,534         (7,689)          (12,780)
                                                -------    -------       --------          --------
Income (loss) to common stockholders..........  $ 2,867    $ 2,785       $(14,347)         $(24,049)
Preferred dividends...........................     (463)      (462)          (463)             (462)
                                                -------    -------       --------          --------
Net income (loss) available to common
  stockholders................................  $ 2,404    $ 2,323       $(14,810)         $(24,511)
                                                =======    =======       ========          ========
Basic earnings (loss) per share...............  $  0.30    $  0.29       $  (1.82)         $  (3.01)
Diluted earnings (loss) per share.............  $  0.30    $  0.29       $  (1.82)         $  (3.01)

------------------------

Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amount.

                          GOLF TRUST OF AMERICA, INC.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                    QUARTER ENDED,
                                                ------------------------------------------------------
                                                MARCH 31   JUNE 30    SEPTEMBER 30(1)   DECEMBER 31(2)
                                                --------   --------   ---------------   --------------
1999
  Revenues
    Rent from affiliates......................  $ 3,179      3,179          4,105             4,578
    Rent......................................    7,851      8,245          7,791             7,743
    Mortgage interest.........................    2,293      2,296          2,208             2,309
                                                -------    -------        -------           -------
      Total Revenue...........................   13,323     13,720         14,104            14,630
                                                -------    -------        -------           -------
Expenses
  Depreciation and amortization...............    4,011      3,942          4,322             5,024
  General and administrative..................    1,511      1,265          1,468             1,854
  Impairment loss.............................       --         --             --                --
                                                -------    -------        -------           -------
Total Expenses................................    5,522      5,207          5,790             6,878
                                                -------    -------        -------           -------
Operating income (loss).......................    7,801      8,513          8,314             7,752
Total other income (expense)..................   (3,545)    (3,590)        (3,653)           (3,335)
                                                -------    -------        -------           -------
Income (loss) before minority interest........    4,256      4,923          4,661             4,417
Income (loss) applicable to minority
  interest....................................    1,544      2,006          1,785             1,691
                                                -------    -------        -------           -------
Net income (loss).............................  $ 2,712    $ 2,917        $ 2,876           $ 2,726
Preferred dividends...........................       --       (457)          (463)             (463)
                                                -------    -------        -------           -------
Net income (loss) available to common
  stockholders................................  $ 2,712    $ 2,460        $ 2,413           $ 2,263
                                                =======    =======        =======           =======
Basic earnings (loss) per share...............  $  0.35    $  0.38        $  0.31           $  0.30
Diluted earnings (loss) per share.............  $  0.35    $  0.38        $  0.31           $  0.30

------------------------

Earnings (loss) per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amount.

(1) Includes adjustment of $25.3 million at September 30, 2000 to record impairments of certain golf course assets.

(2) Includes adjustment of $37.2 million at December 31, 2000 to record impairments of certain golf course assets.

12.  MINORITY INTEREST

    Minority interest represents the OP Units not held by GTA, GP and GTA, LP and is adjusted for the OP Unit holders' proportionate share of net income and distributions. An OP Unit and share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership. OP Unit holders have the right, subject to certain terms and conditions, to convert their OP Units to shares of

                          GOLF TRUST OF AMERICA, INC.

12.  MINORITY INTEREST (CONTINUED)
Common Stock or to cash at the discretion of the Company. In 2001, 100% of the 4,735,254 OP Units will be convertible. The following activity occurred in the OP Unit and the minority interest accounts:

                                                           YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                              2000                  1999                  1998
                                       -------------------   -------------------   -------------------
                                       OP UNITS   DOLLARS    OP UNITS   DOLLARS    OP UNITS   DOLLARS
                                       --------   --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
Beginning Balance....................   5,253     $ 69,747    5,325     $76,510     4,815     $ 54,625
Purchase of golf courses and
  recapitalization of leases.........      --           --       90       2,645       524       14,687
Redemption/Conversion................    (518)      (4,426)    (162)     (3,556)      (14)        (432)
Contribution of property.............      --           --       --          --        --        3,296
Adjustment of minority interest......      --        4,530       --      (3,569)       --        8,001
Distributions........................      --       (7,543)      --      (9,309)       --      (10,797)
(Loss) income applicable to minority
  interest...........................      --      (17,247)      --       7,026        --        7,130
                                        -----     --------    -----     -------     -----     --------
Ending Balance.......................   4,735     $ 45,061    5,253     $69,747     5,325     $ 76,510
                                        =====     ========    =====     =======     =====     ========

13.  TRANSACTIONS WITH AFFILIATE AND SIGNIFICANT LESSEE (UNAUDITED)

    The following table sets forth certain combined condensed financial information for Legends Golf.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets..............................................  $  4,505   $ 4,912
Non-current assets..........................................  $ 35,889   $29,884
                                                              --------   -------
Total assets................................................  $ 40,394   $34,796
                                                              ========   =======
Payable to Golf Trust of America, L.P.......................  $  8,619   $ 6,952
Other current liabilities...................................    31,914    22,229
Total long-term liabilities.................................    16,116    12,975
Total owners' equity (capital deficit)......................   (16,255)   (7,360)
                                                              --------   -------
Total liabilities and owners' equity (capital deficit)......  $ 40,394   $34,796
                                                              ========   =======

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Total Revenues..............................................  $ 34,074   $27,375    $22,874
Operating Loss..............................................  $ (6,951)  $(6,104)   $(4,685)
Net Income (loss)...........................................  $ (5,852)  $  (934)   $   746

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Compensation Committee of the Board of Directors
Golf Trust of America, Inc. 1998 Employee Stock Purchase Plan:

    We have audited the accompanying statements of financial condition of the Golf Trust of America, Inc. 1998 Employee Stock Purchase Plan (the Plan) as of December 31, 2000 and 1999, and the related statements of changes in plan equity for the period from March 1, 1998 (inception) through December 31, 1998, and for the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial condition of the Plan at December 31, 2000 and 1999, and the changes in plan equity for the period from March 1, 1998 (inception) through December 31, 1998, and for the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Charlotte, North Carolina                      /s/ BDO SEIDMAN, LLP
March 5 2001

                          GOLF TRUST OF AMERICA, INC.

                       1998 EMPLOYEE STOCK PURCHASE PLAN

                        STATEMENT OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS:
Receivable from Golf Trust of America, Inc.:
  Participant contributions.................................  $ 8,886    $22,921
  Employer contributions....................................    1,514      4,045
                                                              -------    -------
NET ASSETS..................................................  $10,400    $26,965
                                                              =======    =======

                See accompanying notes to financial statements.

                          GOLF TRUST OF AMERICA, INC.

                       1998 EMPLOYEE STOCK PURCHASE PLAN

                       STATEMENT OF CHANGES IN NET ASSETS

                                                                                         FOR THE PERIOD
                                                                                          FROM MARCH 1
                                                           YEAR ENDED DECEMBER 31,       (INCEPTION) TO
                                                           ------------------------       DECEMBER 31,
                                                             2000           1999              1998
                                                           ---------      ---------      --------------
Net asets at the bginning of the priod...................   $26,965        $49,061          $    --
Additions:
  Participant contributions..............................    26,663         67,549           69,693
  Employer contributions.................................     2,652         11,921           18,143
                                                            -------        -------          -------
Total additions..........................................    29,315         79,470           87,836
                                                            -------        -------          -------
Deductions:
  Purchase and distribution of common stock to
    participants.........................................    45,880        101,566           38,775
                                                            -------        -------          -------
Net assets at the end of the period......................   $10,400        $26,965          $49,061
                                                            =======        =======          =======

                See accompanying notes to financial statements.

                          GOLF TRUST OF AMERICA, INC.

                       1998 EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS

1. THE PLAN:

    The Golf Trust of America, Inc. (the Company) 1998 Employee Stock Purchase Plan (the Plan) was adopted by the Company's Board of Directors in March 1998 and became effective on March 1, 1998. The Plan is a qualified voluntary contribution plan designed to enable eligible employees and directors (the Participants) of the Company to purchase common stock in the Company at a discount. The Plan allows each Participant to purchase up to $25,000 per year of the Company's common stock. The Plan is administered by the Company that has delegated certain administrative responsibilities to the Compensation Committee of the Board of Directors of the Company. The Plan provides for a series of six month purchase periods ("purchase period"). A purchase period is a period of six months beginning each January 1 and July 1 and ending each June 30 and December 31, respectively. The price of the shares of the common stock purchased is the lesser of 85 percent of the closing price of such shares either on
(a) the first day of each purchase period, or (b) the last day of each purchase period.

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

PLAN TERMINATION:

    The Board of Directors of the Plan may terminate this Plan and any purchase period at any time (together with any related contribution elections) or may terminate any purchase period (together with

                          GOLF TRUST OF AMERICA, INC.

                       1998 EMPLOYEE STOCK PURCHASE PLAN

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1. THE PLAN: (CONTINUED)
any related contribution elections) at any time, provided, however, no such termination shall be retroactive unless the Board determines that applicable law requires a retroactive termination of this Plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING:

    The accompanying financial statements have been prepared on the accrual basis of accounting.

ADMINISTRATIVE EXPENSES:

    All administrative expenses of the Plan are paid by the Company.

DISTRIBUTIONS:

    Distributions are recorded when common stock has been distributed to participants.

3. INTERNAL REVENUE SERVICE STATUS:

    The Plan is a qualified plan under Section 423 of the Internal Revenue Code. Participants are subject to any required tax withholding by the Company on the discount/compensation earned under the Plan.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Golf Legends, Ltd.
Myrtle Beach, South Carolina

    We have audited the accompanying combined balance sheet of Legends Golf (as defined in Note 1 of the combined financial statements) as of December 31, 2000, and the related combined statements of operations and owners' equity (deficit), and of cash flows for the year then ended. The combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Legends Golf at December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DANIEL, RATLIFF & COMPANY

March 12, 2001
Charlotte, North Carolina

                                  LEGENDS GOLF
                             COMBINED BALANCE SHEET
                               DECEMBER 31, 2000

                                  ASSETS

Current assets:
  Cash and cash equivalents.................................  $    665,345
  Accounts receivable:
    Trade (net of allowance for doubtful accounts of
      $215,319).............................................     2,197,687
    Golf Trust of America, LP (Note 7)......................       160,007
  Inventories...............................................       810,087
  Prepaid expenses..........................................       118,438
  Capitalized replacement reserve expenditures (Note 7).....       553,204
                                                              ------------
                                                                 4,504,768

Property and equipment, net of accumulated depreciation
  (Notes 3).................................................     1,702,537

Other assets (net):
  Investment in Golf Trust of America, LP (Note 4)..........            --
  Advances to affiliates (Note 2)...........................    30,920,398
  Goodwill, net of accumulated amortization of $375,601
    (Note 1)................................................     3,266,167
                                                              ------------
                                                              $ 40,393,870
                                                              ============

                 LIABILITIES AND OWNERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of notes payable (Note 5).................  $ 27,692,334
  Working capital loans payable to Golf Trust of America, LP
    (Note 2)................................................     6,925,929
  Accrued rent payable to Golf Trust of America, LP (Note
    2)......................................................     1,693,306
  Accounts payable--trade...................................     1,404,895
  Accrued property taxes....................................       940,364
  Deferred revenue..........................................     1,366,894
  Other accrued expenses....................................       508,951
                                                              ------------
                                                                40,532,673

Advances from affiliates (Note 2)...........................    16,115,747

Contingencies (Notes 8 and 10)..............................            --

Owners' equity (deficit) (Note 6)...........................   (16,254,550)
                                                              ------------
                                                              $ 40,393,870
                                                              ============

            See accompanying notes to combined financial statements.

                                  LEGENDS GOLF
         COMBINED STATEMENT OF OPERATIONS AND OWNERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Revenues:
  Green fees................................................  $ 16,644,192
  Cart rentals..............................................     6,245,320
  Driving range.............................................       481,195
  Membership dues...........................................     2,482,163
  Food and beverage sales...................................     5,158,589
  Pro-shop revenues:
    Merchandise sales.......................................     2,735,675
    Other...................................................       326,815
                                                              ------------
                                                                34,073,949
                                                              ------------

Operating expenses:
  Rents:
    Golf Trust of America, LP (Note 2)......................    18,732,685
    Other...................................................       247,975
  Golf course maintenance...................................     6,606,260
  General and administrative................................     2,882,064
  Cost of sales:
    Food and beverage.......................................     1,899,994
    Pro shop................................................     1,543,474
  Operations:
    Food and beverage.......................................     2,174,488
    Pro shop................................................     3,492,571
  Utilities.................................................       630,212
  Property taxes............................................     1,110,281
  Sales and marketing.......................................       858,655
  Depreciation and amortization.............................       372,066
  Other operating expenses..................................       473,929
                                                              ------------
                                                                41,024,654
                                                              ------------
Operating profit (loss).....................................    (6,950,705)
                                                              ------------
Other income (expenses):
  Equity in earnings of Golf Trust of America, LP (Note
    2)......................................................     2,409,945
  Interest expense:
    Golf Trust of America, LP (Note 2)......................      (631,848)
    Other...................................................    (2,571,660)
  Interest income charged to affiliates (Note 2)............     1,659,308
  Other, net................................................       232,845
                                                              ------------
                                                                 1,098,590
                                                              ------------
Net income (loss)...........................................    (5,852,115)

Owners' equity (deficit), beginning of year.................    (7,361,435)
Distributions/dividends to owners...........................    (3,041,000)
                                                              ------------
Owners' equity (deficit), end of year.......................  $(16,254,550)
                                                              ============

            See accompanying notes to combined financial statements.

                                  LEGENDS GOLF

                        COMBINED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

Cash flows from operating activities:
  Cash received from customers..............................  $ 34,905,778
  Distributions received from Golf Trust of America, LP
    representing a return
    of equity in earnings...................................     5,999,266
  Other income received.....................................     1,892,153
  Cash paid to employees and suppliers......................   (39,737,028)
  Interest paid.............................................    (3,149,005)
                                                              ------------
    Cash provided (used) by operating activities............       (88,836)
                                                              ------------
Cash flows from investing activities:
  Distributions received from Golf Trust of America, LP
    representing a return
    of investment...........................................       560,000
  Advances to affiliates....................................    (5,212,878)
  Purchases of property and equipment.......................      (224,714)
  Other.....................................................      (492,494)
                                                              ------------
    Cash provided (used) by investing activities............    (5,370,086)
                                                              ------------
Cash flows from financing activities:
  Proceeds from notes payable with bank.....................     2,500,000
  Principal payments on notes payable.......................    (1,807,666)
  Advances from affiliates, net of repayments...............     5,747,964
  Working capital loans from Golf Trust of America, LP......     1,598,029
  Distributions to shareholders/members.....................    (3,041,000)
                                                              ------------
    Cash provided (used) by financing activities............     4,997,327
                                                              ------------
Increase (decrease) in cash and cash equivalents............      (461,595)
Cash and cash equivalents at beginning of year..............     1,126,940
                                                              ------------
Cash and cash equivalents at end of year....................  $    665,345
                                                              ============
Reconciliation of net income (loss) to net cash provided by
  operating activities:
  Net income (loss).........................................  $ (5,852,115)
  Adjustments to reconcile net income (loss) to net cash
    provided
    by operating activities:-
    Depreciation............................................       129,282
    Amortization of goodwill................................       242,784
    Equity in earnings of Golf Trust of America, LP.........    (2,409,945)
    Distributions received from Golf Trust of America, LP...     5,999,266
    Change in assets and liabilities:
      Accounts receivable--trade............................       171,295
      Inventories...........................................       104,858
      Prepaid expenses......................................       (25,581)
      Accounts payable--trade...............................       232,903
      Deferred revenue......................................       703,927
      Accrued expenses......................................       614,490
                                                              ------------
Cash provided (used) by operating activities................  $    (88,836)
                                                              ============

            See accompanying notes to combined financial statements.

                                  LEGENDS GOLF

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

    The combined financial statements include the accounts of Golf
Legends, Ltd. (an S Corporation), Legends of Bonaventure, Inc. (an S Corporation), Legends of Virginia, LLC, Legends Golf Management, LLC, Heritage Golf Club, Ltd. (an S Corporation), Heritage Golf Management, LLC, Seaside Resorts, Ltd. (an S Corporation), Oyster Bay Golf Management, LLC, Legends National Golf Management, LLC, and Virginia Legends Golf Management, LLC. The entities, referred to collectively as Legends Golf (the Company), are engaged in the operation of thirteen (13) golf courses located principally in the Southeast. These courses are owned by Golf Trust of America, LP (GTA), and leased to the entities under operating leases. Operations include four (4) courses in South Carolina, four (4) courses in Florida, two (2) courses in Virginia, and one (1) course each in Kentucky, Nebraska and North Carolina.

    The operations of the entities listed above are being presented on a combined basis to assist GTA in required filings under the Securities and Exchange Commission. Furthermore, under the terms of the operating leases, many of the lease obligations are cross-collateralized among Legends Golf leases. This presentation better presents the ability of the lessees to service the leases. All significant intercompany balances and transactions have been eliminated. Additionally, certain classifications may vary from those of the individual entity's financial statements.

    The Company owns a minority interest in GTA through ownership of certain units in the partnership. The Company is also affiliated through common ownership with other golf operations (including The Legends Group, Ltd.) and related real estate companies, and certain hotel properties located in Myrtle Beach, South Carolina, including Sands Resorts. The Legends Group Ltd. provides management and administrative services including reservations, advertising, accounting, payroll and benefits management, and telephone services for the majority of the affiliated entities. The Legends Group, Ltd. charges the Company management fees for these services, except that no fees are charged to Legends of Bonaventure, Inc. and Legends National Golf Management, LLC in that such charges would not be collectible. Management believes the fees charged are reasonable, but they are not necessarily indicative of the costs that would have been incurred if the businesses had operated as separate entities. Sands Resorts generates a substantial number of golf packages that utilize courses of the Company.

ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

    Inventories represent golf merchandise and clothing, and food and beverage items, related to the operation of the golf courses. Inventories are valued at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) method.

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Management reviews the carrying value of the property to determine if circumstances exist indicating impairment in such value. If impairment is indicated, an adjustment is made to recorded cost. Expenditures for maintenance and repairs that do not improve or extend the life of an asset are charged to expense as incurred. Major renewals and betterments are charged to the property accounts. Upon retirement or sale of an asset, its cost and related accumulated depreciation are removed from the property accounts, and any gain or loss is recorded as income or expense. Depreciation is provided using the straight-line method.

INVESTMENTS IN PARTNERSHIP

    The Company accounts for its investment in Golf Trust of America, LP (GTA) under the equity method of accounting. Under this method, equity in earnings or losses is recorded as increases or decreases to the investment account, and distributions received are recorded as reductions in the investment account. Reductions or decreases in the investment account are suspended if the investment account has been reduced to zero, and are resumed once the investment account returns to a net positive balance.

REVENUE RECOGNITION

    Revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period. Initiation fees that are refundable are not recognized as revenue.

ADVERTISING

    The Company initiates various forms of advertising, the majority of which is non-direct response programs. The Company's policy is to expense all advertising costs when incurred. Advertising costs totaled $820,391 for the year ended December 31, 2000, and have been included in sales and marketing expenses.

INCOME TAXES

    The Company includes entities that are either S-Corporations or limited liability companies under the laws of the state in which they were formed. As such, net income or loss is not subject to federal or state corporate income taxes, but rather is included in taxable income or loss of the individual shareholder/members, similar to the activity of a partnership. Accordingly, these financial statements do not reflect a provision for income taxes. The Company may make distributions to shareholders/ members for the payments of federal and state income taxes arising at the shareholder/member level as a result of the entities' S-Corporation or limited liability company status.

CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in bank, money market funds, plus any other highly liquid cash equivalents with maturities at the date of purchase of less than three months.

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
GOODWILL

    During 1999, the Company formed Legends of Bonaventure, Inc. and Legends National Golf Management, LLC to take over management of six (6) golf courses leased by GTA to non-affiliated lessees who were in default under their respective leases. GTA re-leased these properties to the Company, their biggest and most experienced lessee, to pursue improvement of the financial performance of these golf courses. As part of the transfer, the Company assumed various assets and liabilities of the prior lessee entities. The assumption of liabilities included a $5 million payable to GTA. The recording of the assumption resulted in the recording of approximately $3.5 million in goodwill on the books of Legends of Bonaventure, Inc. and Legends National Golf Management, LLC. Goodwill is being amortized over a fifteen (15) year period.

    Since the assumption of their operations, these courses have incurred substantial losses, including approximately $4.1 million for the year ended December 31, 2000. However, management believes the debt assumed which gave rise to the recording of goodwill will not be required to be repaid. This is supported by the purchase agreement referred to in Note 10, wherein the debt owed to GTA relating to the original assumption is scheduled to be canceled at closing.

    Based upon the above, management believes that the recorded value of goodwill has not been impaired. Any gain resulting from cancellation of debt in excess of recorded goodwill relating to these six (6) courses will be recorded if and when realized.

NOTE 2--RELATED PARTY TRANSACTIONS

    As discussed in Note 1, the Company has a minority interest in Golf Trust of America, LP, and is also affiliated through common ownership with other golf operations and related real estate companies, and certain hotel properties located in Myrtle Beach, South Carolina. A summary of significant related party transactions is as follows for the year ended December 31, 2000:

Administrative fees charged by The Legends Group, Ltd.......  $   695,681
Golf course revenue under packages with Sands Resorts.......  $ 2,536,612
Rent expense under leases with GTA..........................  $18,732,685
Interest expense under working capital loans from GTA.......  $   631,848
Working capital loans received from GTA.....................  $ 1,598,029
Advances loaned to affiliates...............................  $ 5,212,878
Advances received from affiliates...........................  $ 5,747,964
Interest income charged on advances to affiliates...........  $ 1,659,308

    See also Note 7 regarding rent expense with GTA.

    Advances to and from affiliated companies are non-interest bearing, except for certain advances to affiliates related to bank and financial institution debt, which bear interest at a rate approximating the related cost of funds of the Company, and are due on demand. Working capital loans from GTA bear interest at approximately ten percent (10%), and are currently due on demand. However, see Note 10 as to the purchase agreement signed in February, 2001, and the anticipated impact of such on outstanding debts with GTA. Interest is paid monthly.

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 3--PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows at December 31, 2000:

                                                   LESSER OF RELATED
                                                     LEASE TERM OR
                                                 ESTIMATED USEFUL LIFE
                                                 ---------------------
Golf course improvements.......................  9 years                 $1,478,385
Building.......................................  40 years                   538,913
Furniture and fixtures.........................  8 years                     81,075
Machinery and equipment........................  3 to 8 years                93,288
                                                                         ----------
                                                                          2,191,661
Less accumulated depreciation..................                            (489,124)
                                                                         ----------
                                                                         $1,702,537
                                                                         ==========

    Depreciation expense totaled $129,282 for the year ended December 31, 2000.

NOTE 4--INVESTMENT IN GOLF TRUST OF AMERICA, LP

    In 1997, the Company and its majority owner transferred golf course property and equipment, and certain related debt, to Golf Trust of America, LP (GTA) for approximately 3.7 million OP Units. Under the terms of the agreement, additional assets were transferred in 1998. The book value of all assets transferred less liabilities assumed or repaid by GTA netted to approximately $4.9 million. The 1997 transfer was concurrent with an initial public offering of the common stock of Golf Trust of America, Inc. (GTA, Inc.), the general partner of GTA. OP units are convertible, subject to certain limitations as defined in the transfer agreement, to common shares of GTA, Inc. If converted, the OP units owned by the Company would constitute approximately twenty-seven percent (27%) voting rights in GTA. However, under the terms of the partnership agreement, as of December 31, 2000, the OP units held constitute approximately nine percent (9%) of the voting rights in GTA. Due to the significance of the OP units and the fact the Company is the largest lessee of GTA, the Company is deemed to have significant influence and, accordingly, the investment in GTA is accounted for under the equity method. A summary of activity relating to the investment is as follows:

Balance at December 31, 1999................................  $ 4,149,321
Equity in earnings of GTA...................................    2,409,945
Distributions received from GTA.............................   (6,559,266)
                                                              -----------
BALANCE AT DECEMBER 31, 2000................................  $        --
                                                              ===========

    At December 31, 2000, the Company owned approximately 3.7 million OP units, compared to total outstanding OP units of approximately 4.7 million. The Company's share of minority interest in GTA represents approximately seventy-nine percent (79%) of total minority interest, or approximately
$35 million of the net assets of GTA. The investment in GTA is substantially less than the underlying equity in net assets of GTA in that the Company was limited in valuing its original investment in GTA to the book value of net assets contributed as required by Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, issued by the American Institute of Certified Public Accountants.

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 4--INVESTMENT IN GOLF TRUST OF AMERICA, LP (CONTINUED)
This difference will not be recorded by the Company until the underlying golf course properties are sold by GTA outside of the affiliated group.

    There is not a published source for a readily determinable market value for the OP units. However, based upon the allocation of payment of the purchase price in the purchase agreement more fully discussed at Note 10, the Company's OP units appear to have a fair market value approximating $45 million.

NOTE 5--NOTES PAYABLE

    Notes payable are summarized as follows at December 31, 2000:

Note payable to financial institution under a $12.5 million
  line-of-credit agreement, bearing interest at the 30-day
  LIBOR rate (6.565% at December 31, 2000) plus 240 basis
  points. Interest is payable monthly, with the balance due
  on demand. The line-of-credit is guaranteed by the
  majority owner, and is secured by certain OP units........  $12,500,000

Note payable to bank under a $12.5 million line-of-credit
  agreement, bearing interest at the 30-day LIBOR rate plus
  175 basis points. Interest is payable monthly, with the
  balance due on demand. The line-of-credit is guaranteed by
  the majority owner, and is secured by certain OP units....   12,500,000

Note payable to bank under a $6 million loan agreement that
  the company participates in along with Marsh Harbor, Ltd., an affiliate, bearing interest at the 30-day LIBOR rate
  plus 175 basis points. Principal is payable in monthly
  installments of $83,000, with unpaid principal due May
  2002. Interest is payable monthly. The aforementioned
  companies are jointly liable for the debt, which is
  guaranteed by the majority owner, and is secured by
  certain OP units..........................................    1,959,749

Note payable to bank under a $1.5 million line-of-credit
  agreement, used exclusively by an affiliate, bearing
  interest at the 30-day LIBOR rate plus 200 basis points.
  Interest is payable monthly, with the balance due on
  demand. The line-of-credit is guaranteed by the majority
  owner, and is secured by certain OP units.................      732,585
                                                              -----------

                                                              $27,692,334
                                                              ===========

    The loan agreements relating to the notes payable to bank provide, among other covenants, restrictions on certain financial ratios, capital expenditures, indebtedness, liens, changes in the nature of the business, and significant limitations as to the use of funds. The Company is in violation of covenants (which have been verbally waived by the bank), and is currently negotiating to obtain extensions on the line-of-credit arrangements. Due to the above, the Company has classified all debt as current.

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 5--NOTES PAYABLE (CONTINUED)
    Approximately $6.3 million of the amounts owed under the above debt have been advanced to affiliates as of December 31, 2000.

NOTE 6--OWNERS' EQUITY

    Owners' equity can be summarized as follows at December 31, 2000:

                                                   COMMON STOCK (1)
                                           --------------------------------    RETAINED      MEMBERS'
                                                                  PAID-IN      EARNINGS       EQUITY
                                            SHARES     AMOUNT     CAPITAL     (DEFICIT)     (DEFICIT)
                                           --------   --------   ----------   ----------   ------------
Balance 1-1-2000.........................   3,100      $3,100    $3,857,097   $3,611,765   $(14,833,397)
Dividends/distributions..................      --          --            --   (1,821,414)    (1,219,586)
Net income (loss)........................      --          --            --    1,752,067     (7,604,182)
                                            -----      ------    ----------   ----------   ------------
Balance 12-31-2000.......................   3,100      $3,100    $3,857,097   $3,542,418   $(23,657,165)
                                            =====      ======    ==========   ==========   ============

------------------------

(1) 301,000 shares authorized, 3,100 shares issued and outstanding.

NOTE 7--LEASES

    As described in Note 1, the Company leases golf course properties from GTA under operating leases, the majority of which expire in December of 2006. The leases provide for initial annual payments with annual increases equal to the lesser of three percent (3%) or two hundred percent (200%) of the consumer price index. In addition, the leases provide for percentage rents based upon one-third of the increase in gross golf revenues, as defined, over the base year. However, during the first five years of the lease, the increase in rent relating to the base rent and the percentage rent cannot exceed five percent (5%) of the previous year's total rent. Furthermore, the leases relating to Legends of Bonaventure, Inc. and Legends National Golf Management, LLC, require annual rents in addition to base rents of three percent (3%) of gross golf revenues to fund a capital replacement reserve. The leases with the other entities require an annual capital replacement reserve contribution of two-percent (2%) of gross golf revenues as part of base rents. The leases also require the Company to pay all insurance and property taxes related to the leased property.

    Certain rents as defined in the leases were overpaid. GTA owes the Company approximately $160,000 related to overpaid rents as of December 31, 2000. These amounts are included in accounts receivable, and have been recorded as a reduction in rent expense for the year ended December 31, 2000.

    The leases provide for reimbursements, subject to landlord approval, of amounts allocated to capital replacement reserves, for qualified expenditures as defined in the lease agreements. Management submitted approximately $550,000 for reimbursement which was not approved and reimbursed until February, 2001. Management records items pending reimbursement as capitalized replacement reserve expenditures until their reimbursement, and as a corresponding reduction in the related expense. These amounts represent the balance of unreimbursed capital replacement reserves under all leases at December 31, 2000.

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 7--LEASES (CONTINUED)
    The Company also leases land relating to one golf course from a third party under an agreement that expires in 2032. The lease requires rental payments of ten percent (10%) of monthly green fees as defined in the lease.

    Total rent expense relating to golf course and related land leases was $18,980,660 for the year ended December 31, 2000.

    The Company also leases certain equipment under noncancelable operating leases. Equipment lease expense, which is principally included in golf course maintenance, totaled approximately $990,000 for the year ended December 31, 2000.

    Future minimum lease payments for all noncancelable operating leases are approximately as follows for the years ending December 31:

2001   $20,000,000;     2002     $19,500,000;   2003         $19,200,000;
2004   $19,200,000;     2005     $19,200,000;   Thereafter   $36,500,000.

NOTE 8--CONTINGENCIES

    The Legends Group, Ltd. along with its affiliates maintains a self-insurance program for that portion of the health care costs not covered by insurance. The Legends Group, Ltd. is liable for claims up to $20,000 per employee with an annual maximum liability under the program for all companies of $336,000. The Legends Group, Ltd. records a liability for incurred but not reported claims. Management believes the reserve is sufficient, but the estimate is subject to material change in the near term based upon actual claims incurred. Should large unexpected claims occur, this could have an impact on future management fees charged to the Company.

NOTE 9--CONCENTRATIONS

    The Company's cash and cash equivalents are subject to risk of loss for the amounts in excess of the Federal Deposit Insurance Corporation's ("FDIC") depositor insurance limits. The amount of cash balances recorded by the bank in excess of FDIC insurance limits approximated $140,000 at December 31, 2000.

NOTE 10--SUBSEQUENT EVENTS AND UNCERTAINTIES

REPURCHASE OF GOLF PROPERTIES

    On February 14, 2001, Legends Golf Holding, LLC (an affiliate) entered into an agreement with Golf Trust of America, LP, to acquire all golf course properties currently being leased from GTA by Legends Golf. Furthermore, working capital loans owed to GTA by Legends Golf entities of approximately $7 million will be canceled at closing. The purchase price for such courses is expected to approximate $113 million, and is payable as follows:

Cash at closing.............................................  $63 million
Transfer of OP units representing the Company's investment
  in GTA....................................................  $45 million
Purchase money loan.........................................  $ 5 million

                                  LEGENDS GOLF

                               DECEMBER 31, 2000

NOTE 10--SUBSEQUENT EVENTS AND UNCERTAINTIES (CONTINUED)
    It is the intention of management to restructure Legends Golf, including the dissolution of some entities and the creation of new entities as deemed appropriate, based upon the ultimate financing package obtained to consummate the sale, as well as other legal and tax structure factors.

    The purchase agreement is secured by approximately 800,000 OP units, requires Legends Golf Holding, LLC, to consummate adequate financing for the purchase, and is contingent upon the shareholder approval by the shareholders of GTA. If the Company defaults under the terms of the agreement, it will forfeit all rights to the OP units serving as collateral.

SALE OF PERSIMMON RIDGE

    On February 15, 2001, GTA sold the Persimmon Ridge Golf Club (Persimmon) to an unrelated third party. Persimmon was being leased and operated by Legends Golf. In connection with the sale, the Persimmon lease between Legends Golf and GTA was terminated, the working capital loan from GTA for $285,000 was canceled, and substantially all of the Company's operating assets and related liabilities (excluding certain liabilities owed to GTA) related to Persimmon were transferred to the third party. A summary of key operating amounts related to Persimmon for the year ended December 31, 2000, are as follows:

Revenues....................................................  $1,816,000
Rent expense with GTA.......................................     912,000
Other expenses..............................................   1,306,000
Net loss....................................................  $ (402,000)

    There was no significant gain or loss for Legends Golf arising from the sale.

FINANCIAL UNCERTAINTIES AND MANAGEMENT PLANS

    As reflected in these financial statements, Legends Golf has incurred losses, and has current liabilities in excess of current assets. The ability of Legends Golf to continue operations is dependent upon its ability to improve cash flow from operations, refinance debt, and/or obtain additional working capital funds from affiliates.

    Management is negotiating with the bank regarding the refinancing of existing debt, as well as obtaining new debt in connection with the purchase transaction discussed above. Management has received a commitment letter from a bank to accomplish the refinancing, which management believes will be effective upon payment of the commitment fee. Management is also pursuing other financing options.

    If management successfully obtains planned financing, and purchases the golf courses, it will eliminate approximately $19 million in lease expenses and approximately $3 million in interest expense, and instead will have approximately $8 million in interest expense and related principal payments on new debt. The Company would also no longer have equity in earnings or distributions related to GTA. On a combined basis, this would improve the profitability and operating cash flow of Legends Golf. Management anticipates successfully renegotiating its debt structure, and reacquiring its golf courses, during the year ended December 31, 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Legends Golf
Myrtle Beach, South Carolina

    We have audited the accompanying combined balance sheet of LEGENDS GOLF (as defined in Note 1) as of December 31, 1999, and the related combined statements of operations, owners' equity, and cash flows for each of the two years in the period ended December 31, 1999. These combined financial statements are the responsibility of LEGENDS GOLF'S management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of LEGENDS GOLF at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /S/ BDO SEIDMAN LLP

February 12, 2000
Charlotte, North Carolina

                                  LEGENDS GOLF
                             COMBINED BALANCE SHEET
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
ASSETS:
CURRENT:
  Cash......................................................    $  1,127
  Accounts receivable (Note 4):
    Golf packages...........................................       2,285
    Related parties.........................................         501
    Other...................................................          84
    Inventories.............................................         915
                                                                --------
      Total current assets..................................       4,912
                                                                --------
Property and equipment, less accumulated depreciation and
  amortization (Notes 5 and 8)..............................       1,607
                                                                --------
Other assets:
  Advances to affiliates (Note 4)...........................      20,464
  Investment in GTA, LP (Notes 2 and 7).....................       4,151
  Goodwill, net of accumulated amortization of $144.........       3,508
  Miscellaneous.............................................         154
                                                                --------
      Total other assets....................................      28,277
                                                                --------
                                                                $ 34,796
                                                                ========

LIABILITIES AND OWNERS' EQUITY (CAPITAL DEFICIT):
CURRENT LIABILITIES:
  Accounts payable..........................................    $  1,178
  Accrued expenses:
    Rent....................................................       1,624
    Other...................................................       1,562
  Advances from affiliates (Note 4).........................         661
  Current maturities of long-term debt (Note 7).............      19,489
                                                                --------
      Total current liabilities.............................      24,514
  Advances from affiliates (Note 4).........................      15,682
  Long-term debt, less current maturities (Note 7)..........       1,960
                                                                --------
      Total liabilities.....................................      42,156
                                                                --------
  Commitments and contingencies (Notes 6 and 8)
  Owners' equity (capital deficit):
    Common stock, $1 par--shares authorized, 301,000;
     outstanding, 3,100.....................................           3
    Members' contributions..................................           8
    Additional paid-in capital..............................       3,857
    Members' accumulated deficit............................     (14,840)
    Retained earnings (deficit).............................       3,612
                                                                --------
      Total owners' equity (capital deficit)................      (7,360)
                                                                --------
                                                                $ 34,796
                                                                ========

            See accompanying notes to combined financial statements

                                  LEGENDS GOLF
                       COMBINED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
REVENUES:
  Green fees................................................    $12,766       $14,453
  Cart rentals..............................................      5,112         5,778
  Membership dues...........................................        175           771
  Food and beverage sales...................................      2,579         3,743
  Pro shop merchandise sales................................      2,242         2,630
                                                                -------       -------
    Total revenues..........................................     22,874        27,375
                                                                -------       -------

COSTS AND EXPENSES:
  General and administrative (Note 4).......................      5,588         7,168
  Repairs, maintenance, and other course operating
    expenses................................................      5,039         5,351
  Depreciation and amortization.............................        219           274
  Cost of merchandise sold..................................      1,088         1,290
  Rents (Note 8)............................................     12,601        15,445
  Pro shop operations.......................................      1,138         1,442
  Cost of food and beverage sold............................      1,068         1,376
  Food and beverage operations..............................        818         1,133
                                                                -------       -------
    Total costs and expenses................................     27,559        33,479
                                                                -------       -------
Operating loss..............................................     (4,685)       (6,104)
                                                                -------       -------

OTHER INCOME (EXPENSE):
  Equity in earnings of GTA, LP (Note 2)....................      5,197         5,381
  Interest expense..........................................       (327)         (659)
  Gain on sale of assets....................................        158            --
  Miscellaneous.............................................        403           448
                                                                -------       -------
    Total other income (expense)............................      5,431         5,170
                                                                -------       -------
Net income (loss)...........................................    $   746       $  (934)
                                                                =======       =======

            See accompanying notes to combined financial statements

                                  LEGENDS GOLF
            COMBINED STATEMENTS OF OWNERS' EQUITY (CAPITAL DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                                                     MEMBERS'
                                                                MEMBERS'      PAID-IN    RETAINED   ACCUMULATED
                                        SHARES     AMOUNT     CONTRIBUTIONS   CAPITAL    EARNINGS     DEFICIT
                                       --------   ---------   -------------   --------   --------   -----------
Balance, January 1, 1998.............        3           3      $       7      $3,832    $10,486      $ (5,731)
Net income (loss)....................       --          --             --          --      4,514        (3,768)
Cash dividends.......................       --          --             --          --     (7,890)       (1,111)
                                       --------   ---------     ---------      ------    -------      --------

Balance, December 31, 1998...........        3           3              7       3,832      7,110       (10,610)
Net income (loss)....................       --          --             --          --      2,676        (3,610)
Cash dividends.......................       --          --             --          --     (6,174)         (620)
Capital contributions................       --          --              1          --         --            --
Acquisition of company...............       --          --             --          25         --            --
                                       --------   ---------     ---------      ------    -------      --------
Balance, December 31, 1999...........        3    $      3      $       8      $3,857    $ 3,612      $(14,840)
                                       ========   =========     =========      ======    =======      ========

            See accompanying notes to combined financial statements

                                  LEGENDS GOLF
                       COMBINED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $   746       $  (934)
  Adjustments to reconcile net income (loss) to net cash
    provided by
    (used in) operating activities:
    Depreciation and amortization...........................        219           274
    Gain on disposal of property and equipment..............       (158)           --
    Equity in earnings of GTA, LP...........................     (5,197)       (5,381)
    Decrease (increase) in:
      Accounts receivable...................................        350          (763)
      Inventories...........................................       (119)           97
      Other assets..........................................          7            29
    Increase (decrease) in:
      Accounts payable......................................       (323)       (1,174)
      Accrued expenses......................................       (141)        1,148
                                                                -------       -------
Net cash used in operating activities.......................     (4,616)       (6,704)
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..........................     (2,018)         (294)
  Proceeds from sale of property and equipment..............        807            --
  Proceeds from transfer to GTA, LP.........................         --            --
  Cash acquired in lease acquisitions.......................         --           130
  Distributions from GTA, LP................................      6,356         6,356
  Increase in advances to affiliates........................     (1,253)       (6,063)
                                                                -------       -------
Net cash provided by investing activities...................      3,892           129
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................     11,368        16,049
  Payments on long-term debt................................       (616)       (6,958)
  Increase (decrease) in advances from affiliates...........       (622)        4,405
  Payments of dividends.....................................     (9,001)       (6,794)
  Capital contribution......................................         --            26
                                                                -------       -------
Net cash provided by financing activities...................      1,129         6,728
                                                                -------       -------
Net increase in cash........................................        405           153
Cash, beginning of year.....................................        569           974
                                                                -------       -------
Cash, end of year...........................................    $   974       $ 1,127
                                                                =======       =======

            See accompanying notes to combined financial statements

                                  LEGENDS GOLF

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

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

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using straight-line methods.

    Estimated useful lives for major asset categories approximate:

DESCRIPTION                                                    YEARS
-----------                                                   --------
Buildings...................................................        40
Machinery and equipment.....................................       3-8
Furniture...................................................         8
Golf carts..................................................         5

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

    RECLASSIFICATION

    Certain 1998 amounts have been reclassified to conform with 1999 presentation.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables.

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Concentration of credit risk with respect to trade receivables, which consists primarily of golf packages from hotels and charges, is limited due to the large number of hotels comprising the Company's customer base. The trade receivables are billed and due monthly and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1999, the Company had no significant concentration of credit risk.

    ADVERTISING

    The Company expenses advertising costs as incurred. Advertising costs are included in general and administrative costs in the amounts of $655, and $867 for December 31, 1998 and 1999, respectively.

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

3.  ACQUISITION OF LEASES

    During 1999, Mr. Young and an affiliate acquired the operations of six additional golf courses under lease to GTA. Effective July 1, 1999, Mr. Young purchased the stock of Legends at Bonaventure, Inc. (formerly known as Emerald Dunes--Bonaventure, Inc.) for $25 plus the assumption of certain liabilities. Effective August 17, 1999, Legends National Golf Management, LLC acquired the

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

3.  ACQUISITION OF LEASES (CONTINUED)
leases for four courses through assignment from the Granite Golf Group in exchange for the assumption of certain liabilities. The acquisition value has been allocated as follows:

                                                               AMOUNT
                                                              --------
Current assets..............................................   $1,359
Property and equipment......................................      384
Other assets................................................       29
Goodwill....................................................    3,652
                                                               ------
TOTAL ASSETS................................................    5,424
                                                               ------
Current liabilities.........................................    2,500
Payable to GTA..............................................    2,899
                                                               ------
TOTAL LIABILITIES...........................................    5,399
                                                               ------
NET.........................................................   $   25
                                                               ======

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

YEAR ENDED DECEMBER 31,                                        AMOUNT
-----------------------                                       --------
1998........................................................   $1,585
1999........................................................   $1,387

    During 1998 and 1999, the Company recognized golf course revenue of $2,972, and $3,653, respectively, under golf packages with an affiliated company.

    Advances to and from affiliated companies, as shown on the combined balance sheets, have no fixed payment/ repayment provisions. Interest income and expense on advances to and from affiliates are not recorded for financial statement purposes. Interest income of $577 in 1999, which approximates the borrowing rate on the payable to bank, was recognized on advances to Mr. Young.

    Included in advances from affiliates is $2,899 payable to GTA assumed by the Company in the acquisition of the Bonaventure lessee and $2,429 in additional advances from GTA to assist in the

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

4.  RELATED PARTY TRANSACTIONS (CONTINUED)
transition period for all the new leases. In August 2000, $661 is due and the balance has no fixed payment terms. All amounts bear interest at 10 percent per annum. Interest expense on these advances was $124.

5.  PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following:

                                                              DECEMBER 31, 1999
                                                              -----------------
Golf course improvements....................................       $1,206
Buildings...................................................          552
Machinery and equipment.....................................          101
Furniture...................................................           86
Golf carts..................................................           15
Construction-in-progress....................................            8
                                                                   ------
                                                                    1,967
Less accumulated depreciation...............................          360
                                                                   ------
Net property and equipment..................................       $1,607
                                                                   ======

6.  RETIREMENT PLAN

    The Company sponsors a 401(k) profit-sharing plan for all eligible employees of the Company and other affiliated companies including officers. Legends
Group, Ltd. may annually elect to make matching contributions as defined in the plan. No matching contributions were made for the years ended December 31, 1998 and 1999.

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

7.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                              DECEMBER 31, 1999
                                                              -----------------
Payable to bank, under a $6 million loan agreement that the
  Company participates in, along with Marsh Harbour, Ltd.,
  an affiliated company. The note bears interest at the
  30-day LIBOR rate (6.01% at December 31, 1999) plus 175
  basis points. The outstanding balance for the Company and
  Marsh Harbour, Ltd. is payable in graduated principal
  payments of $83 plus accrued interest; balance due May
  2002. The aforementioned companies are jointly liable for
  the debt and the majority owner has guaranteed the loans.
  The loan is collateralized by certain OP Units............       $ 2,000

Payable to bank, under a $12.5 million line-of-credit
  agreement. The line-of-credit bears interest at the 30-day
  LIBOR rate plus 175 basis points. Interest is payable in
  monthly installments, with the balance due April 2000. The majority owner has guaranteed the line-of-credit. The loan
  is collateralized by certain OP Units.....................         7,692

Payable to financial institution, under a $12.5 million
  line-of-credit agreement. The line-of-credit bears
  interest at the 30-day LIBOR rate plus 240 basis points.
  Interest is payable in monthly installments, with the
  balance due April 2000. The majority owner has guaranteed
  the line-of-credit. The loan is collateralized by certain
  OP Units..................................................        11,757
                                                                   -------
                                                                    21,449
Less current maturities.....................................        19,489
                                                                   -------
                                                                   $ 1,960
                                                                   =======

    The $6 million loan agreement provides, among other covenants, restrictions on certain financial ratios, capital expenditures, indebtedness, liens, changes in the nature of the business and significant other limitations as to the use of funds. The Company has obtained a waiver of the covenants as of December 31, 1999.

    Total debt of all affiliated entities of which the Company is jointly liable is approximately $29,489 at December 31, 1999.

    The Company has obtained commitments to extend the payable to bank and payable to financial institution agreements to January 2001.

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

7.  LONG-TERM DEBT (CONTINUED)
    The aggregate annual maturities for the above mortgage notes payable at December 31, 1999, are as follows:

DECEMBER 31,                                                   AMOUNT
------------                                                  --------
2000........................................................  $19,489
2001........................................................    1,374
2002........................................................      586
                                                              -------
Total.......................................................  $21,449
                                                              =======

    Notes payable increased primarily due to disbursements made to the majority owner.

8.  COMMITMENTS AND CONTINGENCIES

    LEASES

    Concurrent with the transfer of assets, as described in Note 2, the Company entered into four lease agreements with GTA, LP. The leases provide for initial annual payments aggregating approximately $12 million with annual adjustments equal to the lesser of 3 percent or 200 percent of the consumer price index. In addition, the leases provide for percentage rents based on one-third of the increase in gross golf revenues, as defined in the agreement, over the base year of 1996. The leases assumed, as described in Note 3, have similar terms. The leases, which have an terms ending through December 31, 2006, may be renewed for up to six additional periods of five years each. In addition, the leases provide for reimbursements, subject to landlord approval, up to 2 percent of gross golf revenues, of certain qualified capital expenditures, as defined in the lease agreements. The Company records these expenditures as leasehold improvements or equipment as applicable until they are reimbursed by the lessor. As of December 31, 1999, the lessor had approximately $182 available to the Company under these lease agreements.

    The Company also leases land from a third party under an agreement, which expires in 2032. The lease requires rental payments of 10 percent of monthly green fees as defined in the lease agreement.

    Total rental expense approximated the following:

                                                               THIRD
YEAR ENDED DECEMBER 31,                                        PARTY     GTA, LP
-----------------------                                       --------   --------
1998........................................................    $236     $12,365
1999........................................................    $314     $15,131

    The Company also leases certain equipment under noncancelable operating leases. Total equipment lease expense approximated $604 and $1,275 for 1998, and 1999, respectively.

                                  LEGENDS GOLF

                               DECEMBER 31, 1999

                                 (IN THOUSANDS)

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Minimum lease commitments for all noncancelable operating leases at December 31, 1999 are as follows:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      --------
2000........................................................  $ 18,296
2001........................................................    18,134
2002........................................................    17,635
2003........................................................    17,236
2004........................................................    17,230
Thereafter..................................................    32,781
                                                              --------
Total.......................................................  $121,312
                                                              ========

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

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest:

YEAR ENDED DECEMBER 31,                                        AMOUNT
-----------------------                                       --------
1998........................................................   $  332
1999........................................................   $1,247

    During 1998, the Company transferred assets and related debt to GTA, LP (see
Note 2).

    During 1999, the Company acquired certain lease rights in exchange for the assumption of certain liabilities (see Note 3).

                                  SCHEDULE III
                             GOLF TRUST OF AMERICA
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

                                                                             COST                     GROSS AMOUNTS OF WHICH
                                             INITIAL COST                 CAPITALIZED                CARRIED AT END OF PERIOD
                                       ------------------------           SUBSEQUENT            -----------------------------------
                                                                        TO ACQUISITION
                                                   BUILDING &     ---------------------------               BUILDING &
PROPERTY/LOCATION      ENCUMBRANCES      LAND     IMPROVEMENTS    IMPROVEMENTS    OTHER(1)(2)     LAND     IMPROVEMENTS    TOTAL(2)
-----------------      -------------   --------   -------------   -------------   -----------   --------   -------------   --------
Eagle Ridge Inn &
  Resort--Galena,
  IL.................          --        7,087        39,913           5,055                      7,087        44,968        52,055
Sandpiper Golf
  Course--Santa
  Barbara, CA........          --        2,668        33,832             833         (4,389)        970        31,974        32,944
Bonaventure-Green
  Monster and The
  Resort Course--Ft.
  Lauderdale, FL.....          --        2,912        21,588           4,115                      2,912        25,703        28,615
Emerald Dunes Golf
  Course--West Palm
  Beach..............      12,050        3,348        19,052             398                      3,348        19,450        22,798
Heathland, Parkland,
  and Moorland--
  Myrtle Beach, SC...          --        3,207        15,609             560                      3,207        16,169        19,376

Miscellaneous
  investments........      10,000       38,713       163,682          15,955        (51,087)     38,713       128,550       167,263
                          -------      -------      --------         -------       --------     -------      --------      --------
  Total..............     $22,050      $57,935      $293,676         $26,916       $(55,476)    $56,237      $266,814      $323,051
                          =======      =======      ========         =======       ========     =======      ========      ========

                                                                 LIFE ON WHICH
                                                                 DEPRECIATION
                                                                   IN LATEST
                                                                 STATEMENT OF
                       ACCUMULATED      DATE OF        DATE      OPERATION IS
PROPERTY/LOCATION      DEPRECIATION   CONSTRUCTION   ACQUIRED      COMPLETED
-----------------      ------------   ------------   ---------   -------------
Eagle Ridge Inn &
  Resort--Galena,
  IL.................      8,024        1977         5/22/1998   3-30 years
Sandpiper Golf
  Course--Santa
  Barbara, CA........      2,420        1972         3/6/1998    3-30 years
Bonaventure-Green
  Monster and The
  Resort Course--Ft.
  Lauderdale, FL.....      4,584        1970         1/1/1998    3-30 years
Emerald Dunes Golf
  Course--West Palm
  Beach..............      3,585        1990         2/1/1998    3-30 years
Heathland, Parkland,
  and Moorland--
  Myrtle Beach, SC...      9,899        1990         2/12/1997   3-30 years
Miscellaneous
  investments........     32,784       Various        Various      Various
                         -------
  Total..............    $61,296
                         =======

------------------------------

(1) Includes sale of parcel of land at Sandpiper Golf Course in June 1999

(2) Impairment losses of $52.9 million were recorded to adjust golf course assets to estimated fair value.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 14, 2001.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ W. BRADLEY BLAIR, II                 President, Chief Executive
     -------------------------------------------       Officer and Chairman of the     March 14, 2001
                W. Bradley Blair, II                   Board of Directors

                 /s/ SCOTT D. PETERS                   Senior Vice President, Chief
     -------------------------------------------       Financial Officer and Director  March 14, 2001
                   Scott D. Peters

                 /s/ ROY C. CHAPMAN
     -------------------------------------------       Director                        March 14, 2001
                   Roy C. Chapman

                /s/ RAYMOND V. JONES
     -------------------------------------------       Director                        March 14, 2001
                  Raymond V. Jones

                  /s/ FRED W. REAMS
     -------------------------------------------       Director                        March 14, 2001
                    Fred W. Reams

                  /s/ EDWARD L. WAX
     -------------------------------------------       Director                        March 14, 2001
                    Edward L. Wax

                                 EXHIBIT INDEX

    Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

    The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2000 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this annual report.

         NO.                                       DESCRIPTION
---------------------                              -----------
        3.1.1              Articles of Amendment and Restatement of Golf Trust of
                           America, Inc., as filed with the State Department of
                           Assessments and Taxation of Maryland on January 31, 1997,
                           (previously filed as Exhibit 3.1A to our company's
                           Registration Statement on Form S-11 (Commission File No.
                           333-15965) Amendment No. 2 (filed January 30, 1997) and
                           incorporated herein by reference).

        3.1.2              Articles of Amendment of Golf Trust of America, Inc., as
                           filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit
                           3.2B to our company's Quarterly Report on Form 10-Q, filed
                           August 14, 1998 and incorporated herein by reference).

        3.2.1              Articles Supplementary of Golf Trust of America, Inc.
                           relating to the Series A Preferred Stock, as filed with the
                           State Department of Assessments and Taxation of the State of
                           Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8-K, filed April 13,
                           1999, and incorporated herein by reference).

        3.2.2              Articles Supplementary of Golf Trust of America, Inc.
                           relating to the Series B Junior Participating Preferred
                           Stock, as filed with the State Department of Assessments and
                           Taxation of the State of Maryland on August 27, 1999
                           (previously filed as Exhibit 3.1 to our company's Current
                           Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

        3.3                Bylaws of Golf Trust of America, Inc., as amended by the
                           Board of Directors on February 16, 1998 and as currently in effect (previously filed as Exhibit 3.2 to our company's
                           Quarterly Report on Form 10-Q, filed May 15, 1998 and
                           incorporated herein by reference).

        4.1                Form of Share Certificate for the Common Stock (previously filed as Exhibit 4.3 to our company's Current Report on Form
                           8-K, filed August 30, 1999, and incorporated herein by
                           reference).

        4.2                Form of Share Certificate for the Series A Preferred Stock
                           (previously filed as Exhibit 3.2 to our company's Current
                           Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

        4.3                Shareholder Rights Agreement, by and between our company and
                           ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to
                           our company's Current Report on Form 8-K, filed August 30,
                           1999, and incorporated herein by reference).

        4.4                Plan of Liquidation and Dissolution, as approved by the
                           Board of Directors of Golf Trust of America, Inc. on
                           February 25, 2001 (previously filed as Exhibit A to our
                           company's preliminary proxy statement on Schedule 14A, filed
                           March 14, 2001, and incorporated herein by reference).

        4.5+               Voting Agreement, between Golf Trust of America, Inc. and
                           the holder of all of its outstanding shares of Series A
                           Preferred Stock, AEW Targeted Securities Fund, L.P., dated
                           February 22, 2001 (previously filed as Exhibit 4.2 to our
                           company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference).

        4.6                Voting Agreement, by and among Golf Trust of America, Inc.,
                           Golf Trust of America, L.P., GTA GP, Inc. and the holders of operating partnership units named therein, dated as of
                           February 14, 2001 (previously filed as Exhibit 4.3 to our
                           company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference).

         NO.                                       DESCRIPTION
---------------------                              -----------
       10.1.1              First Amended and Restated Agreement of Limited Partnership
                           (the "Partnership Agreement") of Golf Trust of America, L.P.
                           (the "Operating Partnership"), dated February 12, 1997
                           (previously filed as Exhibit 10.1 to our company's Annual
                           Report on Form 10-K, filed March 31, 1997, and incorporated herein by reference).

       10.1.2              First Amendment to the Partnership Agreement, dated as of
                           February 1, 1998 (previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

       10.1.3              Second Amendment and Consent to the First Amended and
                           Restated Partnership Agreement of Golf Trust of America,
                           L.P., as amended, dated as of February 14, 2001 (previously filed as Exhibit 10.3 to our company's Current Report on
                           Form 8-K, filed March 14, 2001, and incorporated herein by reference).

       10.1.4*             Exhibit A to the Partnership Agreement (Schedule of
                           Partnership Interests), as revised through March 5, 2000.

       10.1.5              Designation of Class B Common OP units of the Operating
                           Partnership, dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement
                           (included within the First Amendment to the Partnership
                           Agreement, which was previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10-K, filed March 31,
                           1998, and incorporated herein by reference).

       10.1.6              Designation of Series A Preferred OP units of the Operating
                           Partnership, dated April 2, 1999, which has been added to
                           Exhibit D to the Partnership Agreement (previously filed as
                           Exhibit 10.3 to our company's Current Report on Form 8-K,
                           filed April 13, 1999, and incorporated herein by reference).

       10.1.7              Designation of Series B Preferred OP units of the Operating
                           Partnership, dated May 11, 1999, which has been added to
                           Exhibit D to the Partnership Agreement (previously filed as
                           Exhibit 10.1.6 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

       10.1.8              Designation of Series C Preferred OP units of the Operating
                           Partnership, dated July 28, 1999, which has been added to
                           Exhibit D to the Partnership Agreement (previously filed as
                           Exhibit 10.1.7 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

       10.2.1              Credit Agreement, dated as of June 20, 1997, by and among
                           Golf Trust of America, L.P., as Borrower, Golf Trust of
                           America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors,
                           the Lenders referred to therein, and NationsBank N.A., as
                           Agent (previously filed as Exhibit 10.1 to our company's
                           Current Report on Form 8-K, dated June 20, 1997 and filed
                           August 12, 1997, and incorporated herein by reference).

       10.2.2              Amended and Restated Credit Agreement, dated as of July 8,
                           1998, by and among Golf Trust of America, L.P., as Borrower,
                           Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc.,
                           as Guarantors, the Lenders referred to therein, and
                           NationsBank N.A., as Agent (previously filed as Exhibit
                           10.2.2 to our company's Amended Annual Report on Form
                           10-K/A, filed April 1, 1999, and incorporated herein by
                           reference).

       10.2.3              Amended and Restated Credit Agreement, dated as of March 31,
                           1999, by and among Golf Trust of America, L.P., as Borrower,
                           Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc.,
                           as Guarantors, the Lenders referred to therein, NationsBank,
                           N.A., as Administrative Agent, First Union National Bank as
                           Syndication Agent, and BankBoston, N.A., as Documentation
                           Agent (previously filed as Exhibit 10.2.3 to our company's
                           Annual Report on Form 10-K, filed March 30, 2000, and
                           incorporated herein by reference).

         NO.                                       DESCRIPTION
---------------------                              -----------
       10.3                Credit Agreement, dated as of March 31, 1999, by and among
                           Golf Trust of America, L.P., as Borrower, Golf Trust of
                           America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors,
                           the Lenders referred to therein, and NationsBank, N.A., as
                           Administrative Agent for the Lenders (previously filed as
                           Exhibit 10.3 to our company's Annual Report on Form 10-K,
                           filed March 30, 2000, and incorporated herein by reference).

       10.4                Loan Agreement (the "Participating Mortgage"), dated as of
                           June 20, 1997, by and between Golf Host Resorts, Inc., as
                           Borrower, and Golf Trust of America, L.P., as Lender
                           (previously filed as Exhibit 10.2 to our company's Current
                           Report on Form 8-K, dated June 20, 1997 and filed August 12,
                           1997, and incorporated herein by reference).

       10.5                Form of Participating Lease Agreement (previously filed as
                           Exhibit 10.2 to our company's Registration Statement on Form
                           S-11, filed January 15, 1997, and incorporated herein by
                           reference).

       10.6                1997 Non-Employee Directors' Plan of Golf Trust of America,
                           Inc. (previously filed as Exhibit 10.7 to our company's
                           Registration Statement on Form S-11 (Commission File No.
                           333-15965) Amendment No. 1 (filed January 15, 1997) and
                           incorporated herein by reference).

       10.7                1997 Stock Incentive Plan (the "Original 1997 Plan") of Golf
                           Trust of America, Inc. (previously filed as Exhibit 10.6 to our company's Registration Statement on Form S-11
                           (Commission File No. 333-15965) Amendment No. 1 (filed
                           January 15, 1997) and incorporated herein by reference).

       10.8                1997 Stock-Based Incentive Plan of Golf Trust of America,
                           Inc. (the "New 1997 Plan") (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10-Q (Commission
                           File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

       10.9                Form of Nonqualified Stock Option Agreement for use under
                           the New 1997 Plan (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10-Q (Commission File No.
                           000-22091), filed August 15, 1997, and incorporated herein by reference).

       10.10               Form of Employee Incentive Stock Option Agreement for use
                           under the New 1997 Plan (previously filed as Exhibit 10.5 to our company's Quarterly Report on Form 10-Q (Commission File
                           No. 000-22091), filed August 15, 1997, and incorporated
                           herein by reference).

       10.11               General Provisions Applicable to Restricted Stock Awards
                           Granted Under the New 1997 Plan (previously filed as Exhibit
                           10.14 to our company's Registration Statement on Form S-11
                           (Commission File No. 333-36847), dated September 30, 1997
                           and filed as of October 1, 1997, and incorporated herein by reference).

       10.12               Form of Restricted Stock Award Agreement for use under the
                           New 1997 Plan (previously filed as Exhibit 10.15 to our
                           company's Registration Statement on Form S-11 (Commission
                           File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

       10.13               1998 Stock-Based Incentive Plan of Golf Trust of America,
                           Inc. (previously filed as Exhibit A to our company's
                           definitive Proxy Statement, dated April 1, 1999 and filed
                           March 29, 1999, and incorporated herein by reference).

       10.14               Employee Stock Purchase Plan of Golf Trust of America, Inc.
                           (previously filed as Exhibit 4.1 to our company's
                           Registration Statement on Form S-8 (Commission File No.
                           333-46659), filed February 20, 1998, and incorporated herein by reference).

       10.15               Subscription Agreement for use with the Employee Stock
                           Purchase Plan (previously filed as Exhibit 4.2 to our
                           company's Registration Statement on Form S-8 (Commission
                           File No. 333-46659), filed February 20, 1998, and
                           incorporated herein by reference).

         NO.                                       DESCRIPTION
---------------------                              -----------
       10.16.1             First Amended and Restated Employment Agreement between our company and W. Bradley Blair, II, dated November 7, 1999
                           (previously filed as Exhibit 10.15 to our company's Annual
                           Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

       10.16.2             Second Amended and Restated Employment Agreement between
                           Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 14,
                           2001, and incorporated herein by reference).

       10.17.1             Second Amended and Restated Employment Agreement between our company and Scott D. Peters, dated November 7, 1999
                           (previously filed as Exhibit 10.16 to our company's Annual
                           Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

       10.17.2             Third Amended and Restated Employment Agreement between Golf
                           Trust of America, Inc. and Scott D. Peters, dated as of
                           February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference).

       10.18               Stock Purchase Agreement, dated April 2, 1999, by and among
                           Golf Trust of America, Inc., Golf Trust of America, L.P.,
                           GTA GP, Inc., GTA LP, Inc. and AEW Targeted Securities Fund,
                           L.P. (previously filed as Exhibit 10.1 to our company's
                           Current Report on Form 8-K, filed April 13, 1999, and
                           incorporated herein by reference).

       10.19               Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted
                           Securities Fund, L.P. (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed April 13,
                           1999, and incorporated herein by reference).

       10.20+              Purchase and Sale Agreement, between Golf Trust of America,
                           L.P., as seller, and Legends Golf Holding, LLC, as buyer,
                           dated as of February 14, 2001 (previously filed as Exhibit
                           10.1 to our company's Current Report on Form 8-K, filed
                           March 14, 2001, and incorporated herein by reference).

       10.21               Confidentiality and Standstill Letter Agreement between Golf
                           Trust of America, Inc. and The Legends Group, dated as of
                           February 14, 2001 (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference).

       12.1*               Computation of Earnings to Fixed Charges

       21.1*               List of Subsidiaries of Golf Trust of America, Inc.

       23.1*               Consent of BDO Seidman LLP (as to GTA financial statements)

       23.2* Consent of BDO Seidman LLP (as to Legends financial statements)

       23.3*               Consent of Daniel, Ratliff & Company

       24.1                Powers of Attorney (included under the caption "Signatures")

------------------------

* Filed herewith
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.