Form 10-Q
period 2001-03-31
GOLF TRUST OF AMERICA INC
filed 2001-05-15
CIK 1024126

]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

--------------------------------------------------------------------------------

                        Commission File Number 000-22091

                           GOLF TRUST OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           Maryland                                     33-0724736
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorpation or organization)

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

On May 11, 2001 there were 8,217,555 common shares outstanding of the registrant's only class of common stock. On May 11, 2001, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      Index

Part I.    Financial Information

Item 1.    Financial Statements                                             Page

              Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000......................................      3
              Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2001 and  2000................      4
              Condensed Consolidated Statements of Stockholders' Equity
              for the Year Ended December 31, 2000 and the Three Months
              Ended March 31, 2001.......................................      5
              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and 2000.................      6

              Notes to Condensed Consolidated Financial Statements........     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         31

Part II.   Other Information

Item 1.    Legal Proceedings                                                  32
Item 2.    Changes in Securities                                              35
Item 3.    Defaults upon Senior Securities                                    35
Item 4.    Submission of Matters to a Vote of Security Holders                36
Item 5.    Other Information                                                  36
Item 6.    Exhibits Index and Report on Form 8-K                              36
           Signatures                                                         40

                           GOLF TRUST OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                           March 31,   December 31,
                                                             2001          2000
                                                          ----------   ------------
                                                          (Unaudited)
ASSETS

Property and Equipment:
  Land, golf courses and buildings......................    $270,062     $290,694
  Furniture, fixtures and equipment.....................      30,774       32,357
                                                            --------     --------
Total property and equipment............................     300,836      323,051
  Less accumulated depreciation - land, golf courses and
  buildings.............................................      45,700       47,647
  Less accumulated depreciation - furniture, fixtures
  and equipment.........................................      12,876       13,649
                                                            --------     --------

Property and equipment, net.............................     242,260      261,755
                                                            --------     --------

Mortgage note receivable................................      73,658       73,595

Cash and cash equivalents ..............................       4,794       4,458
Receivable from affiliates..............................       1,990       1,693
Other assets............................................      17,074      18,380
                                                            --------     --------

Total assets............................................    $339,776     $359,881
                                                            ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Debt....................................................    $210,043     $224,750
Accounts payable and other liabilities..................       5,418        7,997
                                                            --------     --------

Total liabilities.......................................    $215,461     $232,747
                                                            --------     --------

Commitments and Contingencies
Minority interest.......................................      41,916       45,061
                                                            --------     --------

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
  authorized, 800,000 shares issued and outstanding           20,000       20,000
  Common stock, $.01 par value, 90,000,000 shares
  authorized, 8,217,555 and 8,155,533 shares issued and
  outstanding, respectively.............................          82           82
  Additional paid-in capital............................     130,840      130,288
  Dividends in excess of accumulated earnings...........     (57,879)     (55,053)
  Unamortized restricted stock compensation.............           -       (1,544)
  Note receivable from stock sale.......................      (8,975)      (8,975)
  Loans to officers.....................................      (1,669)      (2,725)
                                                            --------     --------

Stockholders' equity....................................      82,399       82,073
                                                            --------     --------

Total liabilities and stockholders' equity..............    $339,776     $359,881
                                                            ========     ========


     See accompanying notes to condensed consolidated financial statements.

                           GOLF TRUST OF AMERICA, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands except for (loss) earnings per share)

                                                     Three        Three
                                                    Months       Months
                                                     Ended        Ended
                                                   March 31,    March 31,
                                                     2001         2000
                                                   ---------    ---------

Revenues
  Rent from affiliates..........................     $4,115       $4,707
  Rent..........................................      5,272        7,422
  Mortgage interest ............................      2,324        2,309
                                                     ------       ------

Total revenues..................................     11,711       14,438
                                                     ------       ------

Expenses:
  Depreciation and amortization ................          -        4,660
  General and administrative....................     11,569        1,472
                                                     ------       ------

Total expenses..................................     11,569        6,132
                                                     ------       ------

Operating income................................        142        8,306
                                                     ------       ------

Other income (expense):
  Interest income...............................        427          603
  Interest expense..............................     (5,068)      (4,354)
  Gain on disposal of assets....................        207            -
                                                     ------       ------

Total other income (expense)....................     (4,434)      (3,751)
                                                     ------       ------

Net (loss) income before minority interest......     (4,292)       4,555
Net (loss) income applicable to minority
interest........................................     (1,465)       1,688
                                                     ------       ------

Net (loss) income...............................    ($2,827)      $2,867

Preferred Dividends                                       -         (463)
                                                    -------       ------

Net (loss) income available to Common
Stockholders....................................    ($2,827)      $2,404
                                                    =======       ======

Basic (loss) earnings per share.................    ($  .35)      $  .30
                                                    =======       ======

Weighted average number of shares - basic.......      8,176        7,903
                                                    =======       ======

Diluted (loss) earnings per share...............    ($  .35)      $  .30
                                                    =======       ======

Weighted average number of shares - diluted.....      8,176        7,908
                                                    =======       ======


     See accompanying notes to condensed consolidated financial statements.

                           GOLF TRUST OF AMERICA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)




                                                  Preferred Shares                     Common Stock                 Additional
                                                                                                                     Paid-In
                                             Shares                Amount         Shares               Amount        Capital
                                         -------------------------------------------------------------------------------------------
Balance, January 1, 2000..............          800            $20,000            7,736               $ 78             $125,218
Costs of preferred stock issuance.....            -                  -                -                  -                  (31)
Issuance of restricted stock..........            -                  -               55                  -                  949
Amortization and cancellation of
  restricted stock....................            -                  -                -                  -                    -
Adjustments for minority interest
  In operating partnership............            -                  -                -                  -               (4,530)
Conversion/redemption of OP
  Units...............................            -                  -              372                  4                8,858
Stock repurchase program..............            -                  -              (10)                 -                 (167)
Loans to officers.....................            -                  -                -                  -                    -
Issuance of shares under employee
  stock purchase plan.................            -                  -                2                  -                   19
Amortization of registration costs....            -                  -                -                  -                  (28)
Dividends.............................            -                  -                -                  -                    -
Net (loss) ...........................            -                  -                -                  -                    -
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2000............          800            $20,000            8,155               $ 82             $130,288
                                         -------------------------------------------------------------------------------------------

Unaudited

Amortization of restricted stock......            -                  -                -                  -                    -
Adjustments for minority interest
  in operating partnership............            -                  -                -                  -                 (207)
Conversion/redemption of OP
  Units...............................            -                  -               61                  -                  755
Loans to officers.....................            -                  -                -                  -                    -
Issuance of shares under employee
  stock purchase plan.................            -                  -                1                  -                   10
Amortization of registration costs....            -                  -                -                  -                   (6)
Dividends.............................            -                  -                -                  -                    -
Net (loss) ...........................            -                  -                -                  -                    -
                                         -------------------------------------------------------------------------------------------
Balance, March 31, 2001...............          800            $20,000            8,217               $ 82             $130,840
                                         -------------------------------------------------------------------------------------------

                                          Accumulated
                                           Earnings
                                         (Dividends in        Unearned             Note
                                           Excess of         Restricted         Receivable          Loans            Total
                                          Accumulated           Stock           From Stock            To          Stockholders'
                                           Earnings)        Compensation           Sale            Officers          Equity
                                         -----------------------------------------------------------------------------------------
Balance, January 1, 2000..............       $(7,720)           $ (1,530)         $ (3,298)         $ (2,464)         $130,284
Costs of preferred stock issuance.....             -                   -                 -                 -               (31)
Issuance of restricted stock..........             -                (949)                -                 -                 -
Amortization and cancellation of
  restricted stock....................             -                 935                 -                 -               935
Adjustments for minority interest
  In operating partnership............             -                   -                 -                 -            (4,530)
Conversion/redemption of OP
  Units...............................            45                   -            (5,677)                -             3,230
Stock repurchase program..............             -                   -                 -                 -              (167)
Loans to officers.....................             -                   -                 -             (261)              (261)
Issuance of shares under employee
  stock purchase plan.................             -                   -                 -                 -                19
Amortization of registration costs....             -                   -                 -                 -               (28)
Dividends.............................       (14,634)                  -                 -                 -           (14,634)
Net (loss) ...........................       (32,744)                  -                 -                 -           (32,744)
                                         --------------------------------------------------------------------------------------
Balance, December 31, 2000............      ($55,053)           $ (1,544)         $ (8,975)         $ (2,725)          $82,073
                                         --------------------------------------------------------------------------------------

Unaudited

Amortization of restricted stock......             -               1,544                 -                 -             1,544
Adjustments for minority interest
  in operating partnership............             -                   -                 -                 -              (207)
Conversion/redemption of OP
  Units...............................             -                   -                 -                 -               755
Loans to officers, net................             -                   -                 -             1,056             1,056
Issuance of shares under employee
  stock purchase plan.................             -                   -                 -                 -                10
Amortization of registration costs....             -                   -                 -                 -                (6)
Dividends.............................             -                   -                 -                 -                 -
Net (loss) ...........................        (2,826)                  -                 -                 -            (2,826)
                                         --------------------------------------------------------------------------------------
Balance, March 31, 2001...............      ($57,879)                $ -          $ (8,975)         $ (1,669)          $82,399
                                         --------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

                           GOLF TRUST OF AMERICA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Three Months               Three Months
                                                                                          Ended                       Ended
                                                                                      March 31, 2001             March 31, 2000
                                                                                ----------------------------------------------------
Cash flows from operating activities:
  Net (loss) income ............................................................        $ (2,826)                   $  2,867
  Adjustments to reconcile net income to net cash
   Provided by operating activities:
    Depreciation and amortization ..............................................              --                       4,660
    Decrease in loans to officers ..............................................           2,983                          --
    Gain on disposal of assets .................................................            (207)                         --
    Loan cost amortization .....................................................             195                         261
    Straight-line interest, rent and other .....................................             (30)                       (174)
    Amortization of restricted stock compensation ..............................           1,544                         215
    (Loss) Income applicable to minority interest ..............................          (1,465)                      1,688
    Income applicable to redemption of collateral ..............................              --                        (184)
    Increase in receivable from affiliates .....................................            (297)                       (449)
    Decrease (increase) in other assets ........................................           1,352                      (1,365)
    Decrease (increase) in accounts payable and other liabilities ..............          (2,579)                       (751)
                                                                                        --------                    --------

Net cash (used in) provided by operating activities ............................          (1,330)                      6,768
                                                                                        --------                    --------

Cash flows used in investing activities:
  Golf course improvements .....................................................            (826)                     (1,160)
   Proceeds from golf course dispositions ......................................          19,111                          --
  Increase in mortgage notes receivable ........................................               4                           3
                                                                                        --------                    --------

Net cash provided by (used in) investing activities ............................          18,289                      (1,157)
                                                                                        --------                    --------

Cash flows from financing activities:
  Net (repayments) borrowings on line of credit ................................         (14,619)                      2,000
  Payments on notes and line of credit .........................................             (88)                        (82)
  Net proceeds from issuance of common stock ...................................              10                          (2)
  Preferred stock issuance costs ...............................................              (6)                         --
  Loan fees ....................................................................              --                        (187)
  Loans to officers ............................................................          (1,920)                        (57)
  Redemption of OP Units .......................................................              --                          --
  Distributions to partners ....................................................              --                      (2,164)
  Dividends paid ...............................................................              --                      (4,035)
                                                                                        --------                    --------

Net cash  (used in) financing activities .......................................         (16,623)                     (4,527)
                                                                                        --------                    --------

Net increase in cash ...........................................................             336                       1,084

Cash and cash equivalents, beginning of period .................................           4,458                       3,905
                                                                                        --------                    --------

Cash and cash equivalents, end of period .......................................        $  4,794                    $  4,989
                                                                                        ========                    ========

Supplemental Disclosure of Cash Flow Information
 Interest paid during the period ...............................................        $  5,068                    $  4,354
                                                                                        ========                    ========


     See accompanying notes to condensed consolidated financial statements.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1. Plan of Liquidation, Going Concern, Asset Valuation and Sale to Legends Golf

      During 2000, management and the Board of Directors of the Company observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of the national and global economic concerns. This business environment has posed a significant challenge for the Company due to the fact that, as a REIT utilizing the triple-net lease structure, we are not able to control the direct operation of our Golf Courses without jeopardizing the Company's REIT status.

      In addition, prior to this quarter, we have experienced lessee defaults at
8.5 of our Golf Courses (6 lessees) and face the risk of additional lessee defaults in the future. The lessee defaults have decreased revenue due to the lost rent and increased expenses from the litigation involved in the foreclosure process and to the costs incurred to transition operational control of these assets. During 2000, the Company foreclosed and assumed operations of five of these Golf Courses for which the respective lessee was in default under their Participating Lease. As of May 11, 2001, we have sold 2.5 of these Golf Courses and are continuing to operate the remaining 2.5 golf courses.

      As of the filing of our Annual Report on Form 10K on March 14, 2001, we had 3.5 other Golf Courses that were the subject of legal proceedings as a result of lessee defaults on the Participating Leases, 2.5 of which were subject to bankruptcy proceedings. One of these 2.5 Golf Courses was sold subsequent to quarter end. Additionally, according to the most recent financial information provided to the Company by its lessees, the financial performance at 20.5 of our other 38.5 Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations.

      The Board of Directors hired Banc of America Securities LLC ("BAS") in February of 2000 and Houlihan Lokey Howard & Zukin in January of 2001, to act as our financial advisors and to review our strategic alternatives. At that time, these alternatives included a possible merger, sale, recapitalization, privatization, and revocation of our REIT status. Throughout 2000, our financial advisors tried unsuccessfully to solicit an acceptable bid of the Company. On September 27, 2000, the Board of Directors concluded that it was in the best interest of the stockholders to effect either a sale of the Company or seek to obtain approval to undertake an orderly liquidation.

      On November 6, 2000, the Board formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to the Board. On February 25, 2001, the Board of Directors voted to adopt a plan of liquidation subject to stockholder approval.

      In connection with the plan of liquidation, we entered into an agreement with an affiliate of its largest lessee, Legends, to sell to that affiliate up to 12.5 (eighteen-hole equivalent) Golf Courses leased by Legends. Total consideration payable by Legends' affiliate under that agreement was valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5.0 million secured promissory note from Legends. In addition, Legends will be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. We have the right to terminate the sale if stockholders do not approve the plan of liquidation. We may accept superior offers for these Golf Courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. Subsequent to the signing of this agreement, we accepted a superior offer for one of these Golf Courses reducing the total consideration payable by the Legends' affiliate under their agreement to $109.4 million. The proposed sale is also subject to customary closing conditions. Legends is affiliated with Mr. Larry D. Young, one of the Company's former directors, who resigned from the Board upon the Board's approval of this transaction and his execution of the agreement on behalf of Legends.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


      Further, Legends, is losing money on a number of its Participating Leases. Unless Legends is able to improve the performance of the Golf Courses it leases from us, or is able to obtain money from other sources, we face the risk that Legends could default on one or more of its Leases. Defaults by Legends could materially harm our financial performance, since the 12.5 Golf Courses that Legends leased from us in 2000 provided $18.7 million of our total 2000 annual revenue of $55.5 million.

      The ability of Legends to complete its purchase of the Golf Courses subject to its agreement with us is not assured, and, in the event Legends cannot complete the purchase, the plan of liquidation could be jeopardized. Legends' ability to purchase the Golf Courses subject to its agreement with us depends on its ability to obtain adequate financing. Legends has incurred losses and we understand that its current liabilities exceed its current assets. We also understand that management of Legends is negotiating with its lender to refinance its debt and to obtain new financing sufficient to acquire the Golf Courses. We also understand that Legends has obtained a commitment letter from its lender to accomplish the refinancing; however, there can be no assurances that Legends will be able to complete the purchase.

      Based on the direction of the Board and available information from the strategic alternatives review process, including the Board's adoption of the plan of liquidation on February 25, 2001, management concluded that, under the provisions of Statement of Financials Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", an impairment of its long-lived assets and certain of its notes receivable had occurred. Management's estimate of the value of its portfolio of Golf Courses resulted in an impairment loss of $62.5 million being recorded in 2000. As a result of these losses and the lessee defaults under the Participating Leases, our lenders have asserted that we are in violation of several of the required covenants of our credit facility and that we are in default under the Credit Facility. We have been negotiating with our lenders to amend the Credit Facility to establish new terms that consider, among other things, the proposed plan of liquidation. However, amendments to the Credit Facility, if agreed upon, are likely to impose additional restrictions on our operations and increase the interest rate we pay. In addition, we believe that any amendments, if agreed upon, will require us to pay a higher rate of interest if the plan of liquidation is not approved, and we believe that it would be difficult or impossible to refinance our existing indebtedness under current market conditions. We currently face the risk that the lenders under our Credit Facility may accelerate our obligations to them. An acceleration could require us to seek bankruptcy court protection, which could jeopardize the plan of liquidation.

      The ultimate disposition of our assets under the plan of liquidation, if approved by the stockholders, is expected to result in net proceeds that will be in excess of their adjusted net carrying amounts; however, in accordance with generally accepted accounting principles, gains are not recognized until a sale is complete and the gain is realized.

      We have been working diligently to obtain competitive offers on our Golf Courses as part of the plan of liquidation and to sell certain assets. As of May 11, 2001, we closed on the sale of 9.5 Golf Courses for gross sales prices totaling $40.8 million, resulting in a net gain of $0.05 million. From these sales, $31.0 million of the net cash proceeds was utilized to pay down our Bank of America, N.A. Credit Facility and line of credit. In addition, we obtained signed purchase agreements or letters of intent to sell an additional 6.5 golf courses for an aggregate of $57.1 million. These agreements are subject to due diligence and stockholder approval in certain cases. We have also been working to revitalize the financial performance of the 2.5 Golf Courses that we directly manage.

      The proxy for the vote on the plan of liquidation was submitted to the stockholders on April 6, 2001 and a special meeting of stockholders will be held on May 22, 2001. However, there can be no assurances as to the outcome of

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


the vote, or that we will be able to successfully close on any sales transactions or be able to renegotiate our Credit Facility. The Company's continued existence as a going concern is dependent on stockholder approval of the plan of liquidation and our ability satisfactorily amend our Credit Facility neither of which is assured. If approved, the plan of liquidation is expected to be completed in 12 to 24 months from the date the stockholders approve the plan, but there can be no assurances that the stockholders will approve that plan.

      The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, the accompanying statements do not include any adjustments necessary to reflect the possible future effects on the recoverability of assets and settlement of liabilities that may result from adoption of the plan of liquidation or our inability to complete the plan in an orderly manner.

2. Organization and Basis of Presentation

      Golf Trust of America, Inc. ("GTA") was incorporated in Maryland on November 8, 1996. The Company is a real estate investment trust ("REIT") formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of May 11, 2001, we hold participating interests in 37.5 golf courses and direct controlling interests in 2.5 golf courses (collectively, the "Golf Courses"), 33.5 of the 37.5 Golf Courses are owned by us and four (owned by others) serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 37.5 Golf Courses that we own, 35 are held in fee simple and 2.5 are held pursuant to long-term ground leases. The Golf Courses are located in Florida (13), South Carolina (6), Michigan (1.5), Illinois (3.5), Georgia (2), Virginia (2), Nebraska (1.5), Missouri (1.5), Texas (1.5), California , North Carolina, New Mexico, Ohio and West Virginia. Golf Course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" or "OP" and we refer to the Operating Partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation, holds a 71.6 percent interest in the Operating Partnership as of May 11, 2001. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 71.4 percent interest therein. Larry D. Young, a former director of the Company, along with his affiliates, owns 22.4 percent of the Operating Partnership and is a significant lessee. Operators of the Golf Courses, their affiliates and an officer of the Company hold the remaining interest in the Operating Partnership.

3. Summary of Significant Accounting Policies

Interim Statements

      The accompanying condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

      Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in GTA's annual report of Form 10-K/A for the year ended December 31, 2000.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of GTA, the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Depreciation

      Depreciation expense was not recorded during the three-month period ended March 31, 2001 because, in accordance with SFAS No. 121, substantially all of the Company's long-lived assets are deemed to be held for sale pursuant to the proposed plan of liquidation.

Income Taxes

      We qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with other requirements. Because of the tax rules applicable to REIT, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however,

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


the Internal Revenue Code allows a 90-day grace period following a foreclosure or eviction of the lessee under the Participating Leases where we can operate the Golf Course and the revenues will be qualifying income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive to 5% of our Gross Income, thus, at the expiration of such period, the property must either be sold or an agreement must be secured with an independent contractor to assume management or the gross revenue from Golf Course operations from any such Golf Course is disqualified income for REIT tax purposes. Gross revenue from Golf Courses managed after the expiration of the 90-day grace period and that exceeds 5% of our Gross Income is taxable . Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The Golf Courses subject to this rule as of May 11, 2001 were Tierra Del Sol Golf Club and Osage National Golf Club; however, one other Golf Course that is currently in default and subject to bankruptcy proceedings, Mystic Creek Golf Course may in the future be operated by us. At March 31, 2001 the grace period had expired for Osage National and Tierra Del Sol. However, we were in compliance with the REIT rules for the fiscal quarter ended March 31, 2001 due to the fact that the Gross Revenue test is only measured on an annual basis.

      In order for us to maintain our qualification as a REIT, not more than 50% in value of our Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of our REIT qualification, our Certificate of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person. Thus, although an OP Unit is convertible into a share of Common Stock, the conversion of the majority of the OP Units owned by affiliates of Larry D. Young is restricted by the Company through these ownership limitations in order to preserve its REIT status.

      Although management believe that we will continue to satisfy the requirements to qualify as a REIT during the period of the plan of liquidation, we must continue to satisfy a number of asset, income and distribution tests; and there can be no assurances that management will be able to satisfy such tests.

Earnings/Loss Per Common Share

      Earnings/loss per common share are presented under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common share outstanding during

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the period, plus the impact of those common share equivalents (i.e., stock options, convertible preferred stock and OP Units) that are dilutive. Common share equivalents for the effect of dilutive stock options were -0- for the periods ended March 31, 2001 and 2000, respectively.

Minority Interest

      The accompanying consolidated balance sheets have been adjusted to reflect an accounting allocation for reporting purposes from additional paid-in capital to minority interest for the limited partners' percentage interest in the net assets of Golf Trust of America, L.P. This adjustment had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of Golf Trust of America, L.P. The reallocation for the three month period ended March 31, 2001 and the year ended December 31, 2000 was approximately $207,000 and $4,530,000, respectively.

4. Leases

      The non-cancelable Participating Leases generally provide for the Company to receive the greater of Base Rent or Participating Rent. Participating Rent is generally equal to the original Base Rent plus 33 1/3 % of the difference between that year's Gross Golf Revenue and the Gross Golf Revenue at the Golf Course in the year prior to acquisition as adjusted in determining the original Base Rent. The Base Rent generally increases annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the Consumer Price Index ). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. There was no Participating Rent (or participating mortgage interest under the mortgage note receivable) for the three month periods ended March 31, 2001 and 2000.

5. Commitments and Contingencies

Lessees

      Typically, we lease our Golf Courses to Affiliates of the prior owners and other qualified operators under non-cancelable Participating Leases for an initial period of ten years with options to extend the term of each Participating Lease up to six consecutive times for a period of five years. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each Course for capital expenditure reimbursement to the lessee subject to approval by us. The capital expenditure reserve is used for replacement and enhancement of the existing Golf Course and is allocated to short and long-term categories and,

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


therefore, the balance may not be currently available to the lessees. As of May 11, 2001 the aggregate commitment to fund further capital expenditures is $2,020,000.

      Under certain circumstances, the underlying Base Rent for a course will be increased when we agree to pay for significant capital improvements or to expand the existing Golf Courses. Of our $7,567,000 outstanding capital improvement commitments approximately $2,300,000 has been funded to date which represents the Pete Dye Clubhouse loan. This loan may be capitalized into the base rent when the Clubhouse is completed.

      In limited circumstances we agree to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the Participating Lease and bear interest at fixed and variable rates between 9.74% and 11.2% per annum. Of our $12,924,000 working capital commitments, approximately $10,309,000 have been funded to date. In addition, a $3,500,000 land loan was funded to the lessee of the Pete Dye Golf Club at the time of purchase. Typically, the lessee is required to increase the pledged collateral for the funded amounts. In summary, we have currently funded $16,105,000 of the total commitments to date of $23,991,000.

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

Litigation

      Concordia I, L.P. v. Golf Trust of America, Inc., et al. On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and officers and Mr. Young. The lawsuit was brought by Concordia I, L.P., which claims to be one of our stockholders and which seeks to prosecute its claim on behalf of all of our stockholders other than the defendants and their affiliates or immediate family members. The lawsuit seeks damages in an unspecified amount. The plaintiff alleges that our payments to our officers under their employment contracts and our agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. Finally, the plaintiff alleges that our preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff seeks to void any vote taken pursuant thereto.

      We currently are in litigation or disputes over lessees events of defaults under the Participating Leases or other matters with several of our lessees. Management does not believe the outcome of these matters will have a material impact on the financial condition of the Company.

      Two complaints (a federal and state court action) have been filed against GTA related to the Sandpiper Golf Course alleging that the Company breached, among other things, its promise under the Golf Utilization Agreement and failed to perform under the terms of the Participating Lease. The plantiffs are seeking damages in excess of $50 million. On March 31, 2001, in the case of the federal court action the parties filed a stipulation in court to dismiss the action in its entirety without prejudice. Plaintiffs have indicated that they will file a similar action in state court, but to date we have not been served with pleadings from any such action to indicate that a state action has been refiled. It is not

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


possible to predict the outcome of these disputes, and accordingly, the financial statements do not include adjustments that may be required in connection with the resolution of these complaints.

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

Events of  Default under the Participating Lease

      An "event of default" may be declared when a tenant fails to pay rent timely under the Participating Lease. GTA has elected to pursue legal remedies available to it under its Participating leases to cure such events of default that have occurred at the following courses: Tierra Del Sol Golf Club, Osage National Golf Club, Mystic Creek Golf Club, Metamora Golf Club, Palm Desert Country Club, and Brentwood Golf & Country Club. As a result, in 2000, GTA took possession and assumed management of Tierra Del Sol, Osage, Palm Desert and Brentwood but has subsequently sold Brentwood and Palm Desert. GTA has also sold Metamora and is in litigation with regard to the possession of the Mystic Creek. The pledged collateral under the Participating Leases for the managed courses was foreclosed upon and applied to accrued rent and related charges through the date that we took the golf course over.

Employment Agreements

      Under their employment agreements, our executives are entitled to payments aggregating approximately $2,526,000 upon the later of stockholder approval of the plan of liquidation and the repayment of all of our credit facilities and line of credit. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of all of our credit facilities and the one-year anniversary of board adoption of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

      These payments to our executives described above may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The amount of "gross-up" excise tax payments due could be as much as $4.7 million.

Employee Loans

      Employee loans, namely to a former executive officer, in the aggregate amount of $852,000 were outstanding on February 25, 2001 and were written off in the first quarter. Pursuant to the terms of the related promissory notes these notes converted to non-recourse upon our board's approval of the plan of liquidation which occurred on February 25, 2001. These notes are collateralized with a total of 39,520 common shares of GTA stock. Due to the fact that these notes are now

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


non-recourse, we do not expect the borrowers to re-pay the principal value of the note and have deemed them uncollectible. The aggregate amount of these notes was charged to expense in the first quarter.

6. Asset Dispositions

      In the first quarter, we disposed of the following five golf courses:

                                                                                           No. of                 Year
Golf Course Name                                                        City and State      Holes      Yardage    Opened
----------------                                                        --------------      -----      -------    ------
Raintree Golf Course...............................                          Akron, OH         18        6,886    1992
Ohio Prestwick Country Club........................                          Akron, OH         18        7,066    1972
Persimmon Ridge Country Club.......................                     Louisville, KY         18        7,129    1989
Club of the Country................................                      Louisburg, KS         18        6,357    1979
Brentwood Golf & Country Club......................            White Lake Township, MI         18        6,262    1995

Each disposition is summarized below:

      o Raintree Golf Course and Ohio Prestwick Country Club. On January 4, 2001, we completed the sale of Raintree Golf Course and Ohio Prestwick Country Club to an affiliate of the prior owner of Raintree Golf Course, who was the lessee at both Golf Courses, for total consideration of $10.65 million.

      o Persimmon Ridge Country Club. On February 15, 2001, we completed the sale of Persimmon Ridge to Persimmon Ridge Golf Course, Inc., an affiliate of Persimmon Ridge Development Company for total consideration of $5.2 million. The terms of the sale include the termination of the Participating Lease between us and Legends National Golf Management, LLC.

      o Brentwood Golf & Country Club. On March 20, 2001, we completed the sale of Brentwood to Brentwood Golf Club, LLC, for total consideration of $2.6 million.

      o Club of the Country. On March 16, 2001, we completed the sale of Club of the Country to Hogan-Ann-Nicklaus, LLC, for total consideration of $2.655 million. The terms of the sale include the assignment of the Participating Lease between us and Golf Properties of the Country, LLC, to the purchaser.

7. Other Assets

      Other Assets consists of rent receivable from non-affiliates, note receivable on land sale, insurance proceeds receivable, deferred expenses, capitalized loan fees, loans to employees, and loans to non-affiliate lessees. Included

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


in the balance of rent receivable from non-affiliates is approximately $1,120,000 attributed to Mystic Creek Golf Club which is currently in legal proceedings originally initiated by us based upon lessee defaults under the Participating Lease. The value of the collateral held by the Operating Partnership against the lessee's obligations under the Participating Lease exceeds the total amount recorded as of March 31, 2001. We have been unable to take possession of this collateral and the property due to the fact that the eviction action was automatically stayed by the bankruptcy court on February 25, 2000. No Rent Revenue was recognized for this Golf Course after October 2000. Unless we receive court ordered rent payments, no further Rent Revenue for this Golf Course will be recognized until the legal proceedings are concluded.

8. Debt

      Debt consists of the following:

------------------------------------------------------------------------ ------------------- ----------------
                                                                             March 31,       December 31,
(In thousands)                                                                  2001              2000
------------------------------------------------------------------------ ------------------- ----------------
Revolving Credit Facility
$200.0 million unsecured, with weighted average interest rates of                  $185,563         $200,000
9.21% per annum and 8.27% per annum, respectively, maturing April 2002
------------------------------------------------------------------------ ------------------- ----------------
Line of Credit
$10.0 million unsecured line of credit with weighted average interest                 2,519            2,700
rates of 9.39% per annum and 8.25% per annum, respectively, which matured March 31, 2001
------------------------------------------------------------------------ ------------------- ----------------
Note Payable
Secured financing, collateralized by certain Golf Courses, with                      11,961           12,050
interest rates of 8.75% per annum maturing November 2016
------------------------------------------------------------------------ ------------------- ----------------
Note Payable
Secured financing, collateralized by certain Golf Courses, with an                   10,000           10,000
interest rate of prime (9.5% per annum at March 31, 2001 and
Decembr 31, 2000) maturing July 2002
------------------------------------------------------------------------ ------------------- ----------------
Total                                                                              $210,043         $224,750
------------------------------------------------------------------------ ------------------- ----------------

Revolving Credit Facility and Line of Credit

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

      The agent for the lender asserts that the value of our unencumbered pool does not satisfy the 175% coverage requirement, due to the exclusion of five properties during the six month period ended December 31, 2000. We understand that our lenders excluded the Golf Courses for the following reasons: two were excluded as a result of a material default by the lessees under their Participating Leases, two were excluded for allegedly failing the Gross Golf Revenue test as set forth in the Credit Facility, and one was excluded as a result of the lessee's delinquent

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


payment of rent. Three additional Golf Courses have been excluded from our unencumbered pool in the first quarter due to the sale of these properties. In addition, the lenders have asserted that we are currently in violation of several of the financial covenants of the Credit Facility due to the write-down in the value of certain of our assets, a decrease in revenues from lessee defaults under Participating Leases, and related increases in expenses, as well as expenses incurred as a result of the strategic alternatives review process and the proposed plan of liquidation. We have met with the lenders under our Credit Facility and are seeking to negotiate an amendment of that agreement. We were notified by our lenders on March 5, 2001 that our interest rate would thereafter be at the default rate of interest (prime rate plus 2%) as defined in our Credit Facility. We can provide no assurance that we will be able to cure the alleged defaults or obtain a waiver from the lenders under our Credit Facility, or that we will be able to amend or restate the Credit Facility. We also face the possibility that the performance of other lessees under Participating Leases will trigger additional covenant violations or alleged covenant violations.

      The $10,000,000 unsecured line of credit matured on March 31, 2001; however, this line has an outstanding balance of $2,283,000 as of May 11, 2001.

      Subsequent to March 31, 2001, we have repaid approximately $222,000 on our line of credit and have made principal payments on our Credit Facility of approximately $16,469,000 from proceeds from asset sales.

      All amounts outstanding under the Credit Facility and the unsecured line of credit were based on the Eurodollar rate and a margin of 1.75% until November 2000. Thereafter, due to the lenders asserted defaults, we have paid interest at the prime rate for an average interest rate of 8.27% per annum for 2000. For periods after March 1, 2001, all amounts outstanding will accrue interest based on the default interest rate of prime plus 2% for an approximate average interest rate of 9.5% per annum.

9. Stock Options and Awards

Loans to Officers

      The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25th was $2,847,000, $2,164,000 owed by Mr. Blair and $683,000 owed by Mr. Peters.

      Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to the Company that occurred on such date. These new loans are evidenced by promissory notes and secured by the holdings of our Common Stock. Interest accrues on these loans at 5.06% (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the borrower's employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell the Common Stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


liquidating distributions) on the Common Stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrower.

      This debt forgiveness of $2,983,000 plus amortization of restricted stock compensation of $1,544,000 related to the accelerated vesting of 90,897 shares of restricted stock previously issued to the executive officers of the Company, was recorded as compensation expense in the first quarter of 2001.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


10. Transactions with Affiliate and Significant Lessee

      Legends Golf Management, LLC (Legends Golf) is a significant lessee of Golf Courses in our portfolio. Legends Golf is a golf course management group consisting of eight companies affiliated through common ownership that operates a portfolio of 11.5 Golf Courses owned by us and subject to Participating Leases. Legends Golf derives revenues from the operation of Golf Courses principally through receipt of green fees, membership fees, golf cart rentals, and sales of food, beverage and merchandise.

      Effective July 1, 1999, Larry D. Young, one of our former directors and the principal owner of Legends Golf, acquired the stock of the lessee of the Bonaventure Golf Courses.

      Effective August 17, 1999, Mr. Young, through an affiliated entity named "Legends National Golf Management, LLC," also became the lessee at four Golf Courses previously leased to Granite Golf Group or its affiliates prior to their default under the Participating Leases. These Golf Courses are Persimmon Ridge Golf Club, Silverthorn Country Club, Black Bear Golf Club and Tiburon Golf Club. Persimmon Ridge Golf Club and Silverthorn Country Club were sold to third parties on February 15, 2001and April 12, 2001, respectively.

      The following table sets forth certain unaudited combined condensed financial information for Legends Golf.

                                                               March 31,   December 31,
(In Thousands)                                                    2001         2000
-------------------------------------------------------------------------------------------
Current assets                                                   $4,242       $4,505
Non-current assets                                               31,145       35,889

Total assets                                                $   $35,387      $40,394
                                                                =======      =======

Payable to Golf Trust of America, L.P.                           $8,616       $8,619
Other current liabilities                                        30,219       31,914
 Long-term liabilities                                           12,856       16,116
 Owners' equity (capital deficit)                               (16,304)     (16,255)
                                                                -------      -------

Total liabilities and owners' equity (capital deficit)          $35,387      $40,394
                                                                =======      =======

      Included in the balance of "Payable to Golf Trust of America, LP" are working capital advances totaling approximately $6,641,000 which bear interest at 10% per annum. The maturity date for working capital advances of $600,000 has been extended from August 25, 2000 to August 25, 2001 with the balance due at the end of the Participating Lease term. The note for the working capital advance of $285,000 to Persimmon Ridge was canceled

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


in conjunction with the sale of this asset. Subsequent to the quarter end, the note for the working capital advance of $300,000 to Silverthorn was canceled in conjunction with the sale of this asset to a third party.

                        For the three months ended
   (In Thousands)                March 31,
     (unaudited)         2001              2000
------------------------------------------------------

   Total Revenues        $ 8,027         $ 8,556
   Operating Loss        $  (901)        $(1,046)
  Net (Loss) Income      $  (528)        $    22

11. Subsequent Events

      Payment of Dividends

      On April 2, 2001, the Board of Directors declared a quarterly dividend distribution of $0.25 per share of Common Stock for the quarter ended March 31, 2001, to stockholders of record on April 16, 2001, which was paid on April 30, 2001. Also, on April 30, 2001, the Series A Preferred Stockholder was paid a dividend of $0.58 per share also declared on April 2, 2001.

      Asset Dispositions

      We sold four additional golf courses: Metamora Golf & Country Club, Silverthorn Country Club, Palm Desert Country Club, and Woodlands Golf Course, for total consideration of $19,656,000 resulting in a net loss of $152,000. We used the net proceeds to make debt principal payments totaling $16,391,000.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)


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

      We have experienced lessee defaults at 8.5 of our Golf Courses (6 lessees) and face the risk of additional lessee defaults in the near future. These lessee defaults have decreased revenue due to the lost rent and increased expenses from litigation process and to the costs incurred to transition operational control of these assets. During 2000, we terminated the Participating Lease and assumed operations of 5 of these Golf Courses for which the respective lessee was in default under their Participating Lease. As of May 11, 2001, we have sold 2.5 of these golf courses and are continuing to operate the remaining 2.5 golf courses.

      As of the filing of our Annual Report on Form 10K on March 14, 2001, we had 3.5 other Golf Courses that were still subject to litigation, 2.5 of which were in bankruptcy proceedings. One of the Golf Courses which was subject to bankruptcy proceedings was sold subsequent to quarter end. Additionally, according to the most recent financial information provided to us by our lessees, the financial performance at 20.5 of our other 38.5 Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations.

      On February 25, 2001, the independent committee of our Board unanimously recommended and our Board of Directors unanimously adopted a plan of liquidation for Golf Trust of America, Inc. and our operating partnership, Golf Trust of America, L.P. subject to approval by our stockholders. The plan was developed after a thorough review of strategic alternatives that commenced in February of 2000 with the assistance of our financial advisors.

      The plan of liquidation will be submitted to a vote of our common stockholders by means of a proxy statement that was mailed to all such persons on or about April 6, 2001 and a special meeting to be held on May 22, 2001. Our preferred stockholders will also vote on the plan, as a separate class, at the special meeting.

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

      In connection with the plan of liquidation, we entered into an agreement with an affiliate of its largest lessee, Legends, to sell to that affiliate the up to 12.5 (eighteen-hole equivalent) Golf Courses leased by Legends. Total

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)


consideration payable by Legends' affiliate under that agreement was valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5.0 million secured promissory note from Legends. In addition, Legends will be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. We have the right to terminate the sale if stockholders do not approve the plan of liquidation. We may accept superior offers for these golf courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. Subsequent to the signing of this agreement, we accepted a superior offer for one of these golf courses reducing the total consideration payable by the Legends' affiliate under their agreement to $109.4 million. The sale is also subject to customary closing conditions. Legends is affiliated with Mr. Larry
D. Young, one of our former directors, who resigned from the Board upon the Board's approval of this transaction.

      Further, Legends, is losing money on a number of its leases. Unless Legends is able to improve the performance of the golf courses it leases from us, or is able to obtain money from other sources, we face the risk that Legends could default on one or more of its leases. Defaults by Legends could materially harm our financial performance, since the 12.5 golf courses that Legends leased from us in 2000 provided $18.7 million of our total 2000 annual revenue of $55.5 million.

      The ability of Legends to complete its purchase of the Golf Courses is not assured and, in the event Legends cannot complete the purchase, the plan of liquidation could be jeopardized. Legends' ability to purchase the Golf Courses depends on its ability to obtain adequate financing. Legends has incurred losses and its current liabilities exceed its current assets. Legends has advised us that it is negotiating with its lender to refinance its debt and to obtain new financing sufficient to acquire the Golf Courses, and we understand that it has obtained a commitment letter from a bank to accomplish the refinancing; however, there can be no assurances that Legends will be able to complete the purchase.

      Based on the direction of the board and available information from the review of our strategic alternatives including the board's adoption of the plan of liquidation on February 25, 2001, management concluded that, under the provisions of Statement of Financials Accounting Standards, or SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, an impairment of its long-lived assets and certain of its notes receivable had occurred. Management's estimate of the value of its portfolio of golf courses resulted in an impairment loss of $62.5 million recorded in 2000. As a result of these losses and the lessee defaults, our lenders have asserted that we are in violation of several of the required covenants of our credit facility. We have been negotiating with our lenders to amend the credit facility to establish new terms that consider, among other things, the proposed plan of liquidation. However, amendments to the credit facility are likely to impose additional restrictions on our operations and increase the interest rate we pay. In addition, we believe that the amendments will require us to pay a higher rate of interest if the plan of liquidation is not approved, and we believe that it would be difficult or impossible to refinance our senior credit agreements under current market conditions. We currently face the risk that the lenders under those agreements may accelerate our obligations to them. An acceleration could require us to seek bankruptcy court protection, which could jeopardize the plan of liquidation. No assurance can be given that we will reach an agreement with our lenders to amend the credit facility.

Commitments and Contingencies

Lessees

      Typically, we lease our Golf Courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of 5 years. From the minimum lease payments, the Company is generally

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)


required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to approval by the Company. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. As of May 11, 2001 the aggregate commitment to fund further capital expenditures is $2,020,000.

      Under certain circumstances, the underlying base rent for a course will be increased when the Company agrees to pay for significant capital improvements or to expand the existing facilities. Of the Company's $7,567,000 outstanding capital improvement commitments approximately $2,300,000 has been funded to date which represents the Pete Dye Clubhouse loan. This loan may be capitalized into the base rent when the Clubhouse is completed.

      In limited circumstances the Company agrees to provide working capital loans to existing lessees. Working capital loans are evidenced by promissory notes or as set forth in the lease agreement and bear interest at fixed and variable rates between 9.74% and 11.2%. Of the Company's $12,924,000 working capital commitments, approximately $10,309,000 has been funded to date. In addition, a $3,500,000 land loan was funded to the lessee of the Pete Dye Golf Club at the time of purchase. Typically, the lessee is required to increase the pledged collateral for the funded amounts. In summary, the Company has currently funded $16,105,000 of the total commitments to date of $23,991,000.

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

Employee Loans

      Employee loans in the aggregate amount of $852,000 were outstanding on February 25, 2001 and were written off in the first quarter. Pursuant to the terms of the related promissory notes these notes converted to non-recourse upon our board's approval of the plan of liquidation which occurred on February 25, 2001. These notes are collateralized with a total of 39,520 shares of GTA Common Stock. Due to the fact that these notes are now non-recourse, we do not expect the borrowers to repay the principal value of the note and have deemed them uncollectible. The aggregate amount of these notes was charged to expense in the first quarter.

Employment Agreements

      Under the amended employment agreements, our executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of stockholder approval of the plan of liquidation and the repayment of our credit facilities and line of credit. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of all of our credit facilities and the one-year anniversary of board adoption of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)


      These payments to our executives described above may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The amount of "gross-up" excise tax payments due could be as much as $4.7 million.

Loans to Officers

      The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25th was $2,847,000, $2,164,000 of which was owed by Mr. Blair and $683,000 of which was owed by Mr. Peters.

      Pursuant to the terms of our executive officers' employment agreements, as amended on February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans are evidenced by promissory notes and secured by their Common Stock. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following times: (i) February 25, 2006, (ii) three years following termination of the borrower's employment with our company, or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell such Common Stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are nonrecourse to the borrower.

      This debt forgiveness of $2,847,000 plus income of $627,000 related to the accelerated vesting of 78,397 shares of restricted stock, 49,209 of which are held by Mr. Blair and 29,188 of which are held by Mr. Peters, at a value of $8.00 per share was recorded as compensation expense in the first quarter of 2001.

Dispositions

      Since our annual report, we have disposed of the following five Golf
Courses:

                                                                                           No. of                 Year
Golf Course Name                                                        City and State      Holes      Yardage    Opened
----------------                                                        --------------      -----      -------    ------
Club of the Country.....................................                 Louisburg, KS         18        6,357    1979
Brentwood Golf & Country Club...........................       White Lake Township, MI         18        6,262    1995
Metamora Golf & Country Club............................                  Metamora, MI         18        6.933    1992

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)


Silverthorn Country Club................................               Brooksville, FL         18        6,827    1994
Palm Desert Country Club................................               Palm Desert, CA         27        6,678    1957
Woodlands Golf Course...................................               Gulf Shores, AL         18        6,584    1994

Each disposition is summarized below:

      o Brentwood Golf & Country Club. On March 20, 2001, we completed the sale of this Golf Course to Brentwood Golf Club, LLC, for total consideration of $2.6 million.

      o Club of the Country. On March 16, 2001, we completed the sale of this Golf Course to Hogan-Ann-Nicklaus, LLC, for total consideration of $2.655 million. The terms of the sale include the assignment of our interest in the Participating Lease to the purchaser.

      o Metamora Golf & Country Club. On April 9, 2001, we closed the sale of this Golf Course to Metamora Golf Operating Company, LLC, which is owned by local interests, for total consideration of $4.93 million.

      o Silverthorn Country Club. On April 12, 2001, we closed the sale of this Golf Course to Silverthorn Associates, LLC, a local company with interests in the immediate community, for total consideration of $4.25 million. The terms of the sale include the termination of the participating lease between our company and Legends National Golf Management, LLC.

      o Palm Desert Country Club. On April 20, 2001, we closed the sale of this Golf Course to Dahoon Investment Company, a California corporation with interests in the immediate community, for total consideration of $4.075 million.

      o Woodlands Golf Course. On May 1, 2001, we closed the sale of this Golf Course to Brights Creek Development Company, LLC, an affiliate of the lessee and previous owner of the golf course, for total consideration of $6.4 million.

Results of Operations

For the Three Months Ended March 31, 2001 and 2000


    For the three months ended March 31, 2001 and 2000, we received $11,711,000 and $14,438,000, respectively, in revenue from the Participating Leases and the mortgage note receivable. The decrease in revenues of $2,727,000, or 19%, is due primarily to lost rental revenues as follows:
$1,984,000 from the Participating Leases in which the lessees are in default, $434,000 from the four Golf Courses that were sold in the first quarter of 2001, and $536,000 in rental income from the four Golf Courses managed by Legends National which was deferred pursuant to the terms of the Legends purchase agreement. In addition, miscellaneous revenue decreased $64,000 due to amortization of straight-line rents and decreases in other charges billed to lessees pursuant to the Participating Leases. The decreases in revenue were offset by revenue increases as follows: minimum base rent increases of approximately $272,000 (which represents a 3% average increase), a $4,000 net increase in capital expenditure reserve, and $15,000 in additional income from the mortgage note receivable composed of $108,000 of additional interest reflecting increased principal outstanding and minimum increases under the mortgage note offset by a decrease of $93,000 in the amount of straight-line interest income recognized on the mortgage.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)


    Expenses totaling $11,569,000 and $6,132,000 for the three months ended March 31, 2001 and 2000, respectively, reflect general and administrative expenses, depreciation and amortization, and interest expense. The increase of $5,437,000 is primarily due to the increase of $2,784,000 in legal and other professional fees (which includes legal, tax, audit, and financial advisors, among others) incurred as part of the strategic alternatives review process, the increase of $1,330,000 in amortization of restricted stock resulting from the accelerated vesting of all unvested shares of restricted stock previously issued to our executive officers, and the increase of $4,854,000 in wages & benefits expense due to the forgiveness of officer loans and certain payments made to our executive officers pursuant to the terms of their amended employment contracts. In addition, we wrote off loans to other employees, namely a former executive officer, aggregating approximately $852,000. Amortization of loan fees increased $47,000 and fluctuations in other miscellaneous general and administrative accounts netted to an increase of $36,000. These increases were offset by a decrease of $4,660,000 in depreciation expense due to the fact that we did not record any depreciation expense in the first quarter of 2001 as our assets were deemed to be "assets held for sale" based on our proposed plan of liquidation.

    Interest expense was $5,068,000 for the three months ended March 31, 2001 compared to $4,354,000 for the three months ended March 31, 2000 due to the increase in the interest rate. All amounts outstanding under the credit facility and the unsecured line of credit were based on the Eurodollar rate and a margin of 1.75% until November of 2000 after which date, due to the non-compliance issues asserted by our lenders, we have paid interest at the prime rate plus 2 percent for an average interest rate in the first quarter of approximately 9.3 % per annum.

   Interest income for the first quarter of 2001 and 2000 was approximately $427,000 and $603,000, respectively. The net gain realized on the disposition of assets in the first quarter was $207,000.

   For the three months ended March 31, 2001 the net loss was $4,292,000 compared to net income of $4,555,000 for the three months ended March 31, 2000. The decrease in net income is the result of lost rental revenue and expenses related to the strategic alternatives review process.

Lessee Defaults and Legal Proceedings

      We are currently in litigation or disputes over events of defaults or other matters with several of our lessees and are party to other lawsuits unrelated to its lessees. Management does not believe the outcome of these matters will have a material impact on our financial condition. See Part II.
Item 1--"Legal Proceedings."

Wekiva Golf Club/Sweetwater Country Club

      We and Diamond Players Club, L.C., an affiliate of the lessees at Wekiva Golf Club and Sweetwater Country Club, entered into a sale agreement dated October 10, 2000 in which Diamond Players Club, L.C. agreed to purchase the two golf courses for $10,000,000. The closing was scheduled to take place on or before December 15, 2000. On December 1, 2000, we entered into a first amendment to the sale agreement with the buyer in which we reduced the purchase price to $9,500,000. On December 15, 2000 we entered into a second amendment to the sale agreement with the buyer in which we extended the closing date to December 29, 2000. On February 8, 2001, we entered into a third amendment to the sale agreement in which we extended the closing date to March 30, 2001 and, in addition, the lessee agreed to pay all outstanding rent for December 2000, January 2001, and February 2001, which we have received. On March 1, 2001, we entered into a fourth amendment to the sale agreement in which we reduced the purchase price to $9,130,000. On March 30, 2001, we entered into a fifth amendment to the sale agreement in which we extended the closing date to April 30, 2001 and, in addition, the lessee paid all outstanding rent due in March 2001 and prepaid the first half of April 2001 rent. Further, in connection with the fifth amendment to the sale agreement, we liquidated the letter of credit in the amount of $1,500,000 with the consent of the lessee. On April 30, 2001, we entered into a sixth amendment to the sale agreement in which we extended the closing date to May 16, 2001 and the lessee paid the remaining portion of the outstanding April 2001 rent and prepaid the first half of May 2001 rent. Thus, the lessee has paid its rent obligation in full from December 1, 2001 to May 15, 2001. We have agreed to defer receipt of past due rent for the months of September 2000 through November 2000 totaling approximately $350,000 until the transaction closes. The sale agreement contemplates that if the transaction does not close on or before May 16, 2001, we shall retain the proceeds of the liquidated letter of credit in the amount of $1,500,000, and the lessees have agreed to deliver possession of both golf courses to us on May 18, 2001.

      We face the risk that these golf courses may not be sold in accordance with the terms of the sale agreement, or otherwise, and that even if a closing occurs, it may not occur by the agreed-upon time.

The Pete Dye Golf Club

      We, together with Golf and Fairway, L.L.C., a West Virginia limited liability company, an affiliate of the lessee at the golf course, entered into a purchase and sale agreement dated February 9, 2001, in which the purchaser agreed to purchase the golf course and related assets for a total purchase price of $15,800,000. The closing date was scheduled for April 6, 2001. The transaction failed to close and the buyer has no further rights under the purchase agreement, but we are in the process of negotiating revised deal terms. If outstanding rent currently due under this Participating Lease is not brought current by May 16, 2001, this lessee will be in default of their Participating Lease and we will seek legal remedies as allowed under the Participating Lease.

      Owners and operators of Golf Courses are subject to a variety of legal proceedings arising in the ordinary course of operating a Golf Course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses which are leased and require each Lessee to maintain insurance for such purposes. Although we are currently not party to any legal proceedings relating to the Golf Courses that would have a

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)

material adverse effect upon our business or financial position, it is possible that in the future we could become a party to such proceedings.

      We have a policy of acting promptly and aggressively on any lessee defaults in accordance with the terms of the lease, whether the defaults are of a monetary or non-monetary nature. When a tenant fails to pay its rent in accordance with the applicable lease, we, as landlord, may declare an "event of default." When we declare an event of default, the tenant has a 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the lease and under law. We have elected to pursue legal remedies available to us under our Participating leases to cure such events of default that have occurred at the following courses: Tierra Del Sol Golf Club, Osage National Golf Club, Mystic Creek Golf Club, Metamora Golf Club, Palm Desert Country Club, and Brentwood Golf & Country Club. As a result, in 2000, GTA took possession and assumed management of Tierra Del Sol, Osage, Palm Desert and Brentwood but have subsequently sold Brentwood and Palm Desert. We have also sold Metamora and we are a party to pending litigation with respect to the possession of Mystic Creek. The pledged collateral under the Participating Leases for the managed courses was foreclosed upon and applied to accrued but unpaid rent and related charges through the date that we took possession of the applicable Golf Course.

      Additionally, according to the most recent financial information provided to us by our lessees, the financial performance at 17.5 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations.

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

Liquidity and Capital Resources of the Company

      Our ability to meet our obligations in the near term is contingent upon reaching agreement with our lenders regarding an amendment to our credit facility, which we cannot be assured will occur. As discussed above in "Plan of Liquidation," management estimates that if the plan of liquidation is approved by the stockholders, proceeds will be adequate to pay our obligations; however, there can be no assurances as to the outcome of the vote on the plan or the proceeds therefrom.

Cash Flows for the three months ended March 31, 2001 and March 31, 2000

      Cash flow used in operating activities for the three months ended March 31, 2001 was $1,330,000 compared to cash flows provided by operating activities for the three months ended March 31, 2000 of $6,768,000. This reflects net (loss)income and the allocation of net (loss)income to the minority interest plus non-cash charges to income for loan cost amortization, restricted stock compensation amortization, decrease in officer loans, depreciation, straight line rents and interest, and

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)

working capital changes. For the three months ended March 31, 2001, $207,000 of net gains on the disposal of assets is reflected in operating activities.

      Our investing activities provided $19,111,000 in cash flow from the sale of five Golf Courses (Ohio Prestwick, Raintree, Persimmon Ridge, Brentwood and Club of the Country) in the first quarter of 2001 offset by $826,000 used for golf course capital replacements primarily at Eagle Ridge and the Legends Golf Courses. This activity compared to $1,160,000 in improvements in the first quarter of 2000. The 2000 improvements consisted primarily of $617,000 invested in Cypress Creek Golf Club, $138,000 invested at Sandpiper and $405,000 of miscellaneous improvements, replacements and capitalized costs among certain other Golf Courses.

      During the first three months of 2001, our financing activities netted to $16,623,000. We repaid $14,619,000 of our outstanding debt under the credit facility and the unsecured line of credit, made new officer loans of $1,920,000, principle payments on the note payable of $88,000, net proceeds from issuance of common stock under the employee stock purchase plan of $10,000 and $6,000 in costs related to the issuance of the preferred shares. This compares to net financing activities of $4,525,000 during the first three months of 2000. We borrowed $2,000,000 under the unsecured Line of Credit, paid loan fees of $187,000 related to the six-month extension of the unsecured line of credit, made new officer loans of $57,000, paid principal payments on the note payable of $82,000 and paid dividends and partner distributions of $6,199,000.

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

      The Credit Facility availability is limited to an unencumbered pool calculation, including a 20% limitation for working capital needs. Financial covenants include net worth, liquidity and cash flow covenants, among others. Non-financial covenants include restrictions on loans outstanding, construction in progress, loan to officers and changes in our board of directors, among other matters. At the present time, the lenders have asserted that we are not permitted to borrow additional funds under this credit facility.

      Our one-year term $25.0 million unsecured line of credit from Bank of America originally scheduled to mature on April 1, 2000 was extended to March 31, 2001 with a reduction in the availability to $10.0 million with the same pricing that was in effect under the original line plus a 0.75% up-front commitment fee. The balance outstanding on this line as of May 11, 2001 is $2,283,000.

      Subsequent to March 31, 2001, we have repaid approximately $222,000 on our line of credit and have made principal payments on our Credit Facility of approximately $16,469,000 from proceeds from asset sales.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)

      We face the risk that we may not be able to cure the alleged defaults under the credit facility, or obtain a waiver from the lenders of our alleged defaults under the credit facility or reach an agreement with our lenders to amend the credit facility or refinance such borrowings with a different lender.

Funds from Operations and Cash Available for Distribution

      Funds From Operations and Cash Available for Distribution are calculated as follows:

                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                           2001       2000
                                                                           ----       ----
(Loss) income before Minority Interest ...............................   $(4,292)   $ 4,555
(Gain)loss on sale of assets .........................................      (207)        --
Depreciation  and  amortization  for real estate assets ..............        --      4,626
Preferred Dividends/Distributions ....................................        --       (499)
                                                                         ------------------
Funds from Operations available to common stockholders and OP unit
  holders ............................................................    (4,499)     8,682
Adjustments:
  Non-cash mortgage interest and straight line rents .................      (583)      (174)
  Capital expenditure reserve ........................................       (22)      (688)
                                                                         ------------------
Cash Available for Distribution ......................................   $(5,104)   $ 7,820
                                                                         ==================

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       Management Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   (unaudited)

a measure of the performance of an equity REIT, because along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of our company to incur and service debt and make capital expenditures.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of this standard did not have a significant impact on our financial statements.

Inflation

      The golf course leases generally provide for an initial term of 10 years with base rent and participating rent features. Base rent will increase by a base rent escalator for each year during the first five years of the term of each lease and for an additional five years if certain conditions are met. All of such leases are triple net lease requiring the lessees to pay for all maintenance and repair, insurance, utilities and services. The participating mortgage has a 5% increase in the base interest for up to five years, and an additional 3% for an additional five years if the performance option is exercised. As a result, we believe the effect of inflation on us is not material.

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt subject to interest rate exposure is $198.0 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $495,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. Reference is made to Note 8 to the Consolidated and Condensed Financial Statements of Item 1 for additional debt information.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

PART II.          Other Information

   Item 1.        Legal Proceedings

      We are currently involved in the following material legal proceedings:

Mystic Creek Golf Course

      We intend to continue the eviction action that was automatically stayed by the bankruptcy court on February 25, 2000 as soon as legally permissible and to seek to have an evidentiary hearing scheduled as quickly as possible thereafter to determine the date for the lessee to assume the participating lease (by bringing rent current) or reject the participating lease (which would mean a return of the golf course to us). In accordance with legal requirements, the lessee continues to operate the golf course pending the resolution of the pending action and its bankruptcy. As ordered by the bankruptcy court, the debtor paid us post-petition rent in the amount of $85,000 per month for the months of June through September, 2000. Additionally, on November 22, 2000, we negotiated a settlement in which the debtor paid us the sum of $300,000 as a designated amount from a collateral reserve account which was applied against a portion of the post-petition rent.

      The discovery phase of the adversary proceeding concluded on April 20, 2001, and the trial concluded on May 7, 2001. The issue that was tried is whether, for purposes of the lessee's bankruptcy case, the participating lease is a lease or an agreement. The court has not yet rendered an opinion on this matter.

      If the court concludes that the participating lease is in fact a lease, the lessee will be required either to assume it (and cure all defaults), or reject it (and surrender the property to us). If the court concludes that it is a security agreement, the lessee will be required to propose and fund a reorganization plan that pays us the value of the property over time with interest; if the lessee is unable to do so, the bankruptcy case will be dismissed or converted to a liquidation case. Upon dismissal, we intend to conclude our eviction action. In the event of a conversion to a liquidation case, a trustee will either sell the property subject to our claim (which will permit us to credit bid), or abandon the property (which will permit us to conclude our eviction action).

      The collateral securing the lessee's obligations includes $543,000 in cash and 52,724 OP Units. Due to the bankruptcy, we are currently unable to apply this collateral to outstanding obligations owed to us by the lessee. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on March 14, 2001.

Osage National Golf Club

      On October 25, 2000, we, together with the lessee and the previous owner of the golf course, entered into a settlement agreement, pursuant to which the lessee delivered possession of the golf course to us on November 10, 2000, which resolved the eviction action that we had previously filed. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on March 14, 2001.

      We continue to operate the golf course through a wholly-owned subsidiary, GTA--Osage, LLC, since we took possession on November 10, 2000. The 90-day grace period allowed by the Internal Revenue Service during which

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

      In a related action, on January 22, 2001, Golf Trust of America, Inc. was served with a Summons and Complaint in a case titled H-T Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., Case No. CV 01-00364-NM
(AJWx), filed in the United States District Court for the Central District of California. The complaint alleged that plaintiff H-T Santa Barbara, Inc., or HT, is the owner of a resort near Santa Barbara, California and that plaintiff ADCO is an affiliate of HT. The complaint alleged that GTA is the alter ego of SGT, that HT and SGT are parties to a Golf Utilization Agreement, and that GTA, through SGT, breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint also alleged that, if GTA is not the alter ego of SGT, then GTA has negligently and/or intentionally interfered with the Golf Utilization Agreement. The complaint further alleged that GTA misrepresented its intention to fund the renovation of the golf course, that GTA falsely represented that the lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleged that GTA breached the term sheet and the lease by failing to renovate the golf course. The complaint sought actual damages in excess of $50 million, punitive damages and injunctive relief. On March 31, 2001, the parties filed a stipulation in court to dismiss the action in its entirety without prejudice. Plaintiffs have indicated that they will file a similar action in state court, but to date GTA has not been served with pleadings from any such action.

Tierra Del Sol Golf Club

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

Wekiva Golf Club/Sweetwater Country Club

      We and Diamond Players Club, L.C., an affiliate of the lessees at Wekiva Golf Club and Sweetwater Country Club, entered into a sale agreement dated October 10, 2000 in which Diamond Players Club, L.C. agreed to purchase the two golf courses for $10,000,000. The closing was scheduled to take place on or before December 15, 2000. On December 1, 2000, we entered into a first amendment to the sale agreement with the buyer in which we reduced the purchase price to $9,500,000. On December 15, 2000 we entered into a second amendment to the sale agreement with the buyer in which we extended the closing date to December 29, 2000. On February 8, 2001, we entered into a third amendment to the sale agreement in which we extended the closing date to March 30, 2001 and, in addition, the lessee agreed to pay all outstanding rent for December 2000, January 2001, and February 2001, which we have received. On March 1, 2001, we entered into a fourth amendment to the sale agreement in which we reduced the purchase price to $9,130,000. On March 30, 2001, we entered into a fifth amendment to the sale agreement in which we extended the closing date to April 30, 2001 and, in addition, the lessee paid all outstanding rent due in March 2001 and prepaid the first half of April 2001 rent. Further, in connection with the fifth amendment to the sale agreement, we liquidated the letter of credit in the amount of $1,500,000 with the consent of the lessee. On April 30, 2001, we entered into a sixth amendment to the sale agreement in which we extended the closing date to May 16, 2001 and the lessee paid the remaining portion of the outstanding April 2001 rent and prepaid the first half of May 2001 rent. Thus, the lessee has paid its rent obligation in full from January 1, 2001 to May 15, 2001. We have agreed to defer receipt of all past due rent for months prior to December 1, 2000. The sale agreement contemplates that if the transaction does not close on or before May 16, 2001, we shall retain the proceeds of the liquidated letter of credit in the amount of $1,500,000, and the lessees have agreed to deliver possession of both golf courses to us on May 17, 2001.

      We face the risk that these golf courses may not be sold in accordance with the terms of the sale agreement, or otherwise, and that even if a closing occurs, it may not occur by the agreed-upon time.

Metamora Golf & Country Club

      On April 6, 2001, we completed the sale of Metamora Golf & Country Club to the lessee for total consideration of $4.9 million in cash. At closing all of the lawsuits were dismissed, with prejudice, and the order dismissing the lessee's Chapter 11 bankruptcy filing was dated March 26, 2001 and entered on March 29, 2001.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

Other Litigation

      Concordia I, L.P. v. Golf Trust of America, Inc., et al. On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and officers and Mr. Young. The lawsuit was brought by Concordia I, L.P., which claims to be one of our stockholders and which seeks to prosecute its claim on behalf of all of our stockholders other than the defendants and their affiliates or immediate family members. The lawsuit seeks damages in an unspecified amount. The plaintiff alleges that our payments to our officers under their employment contracts and our agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. Finally, the plaintiff alleges that our preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff seeks to void any vote taken pursuant thereto. A reference pleading to this action is due by June 11, 2001. We are not able to assess the outcome of this action at this time.

      Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al. This is an action issued by a contractor, Lake Ozark Construction Industries, Inc., or LOC, against numerous defendants including us. LOC asserts that it performed construction services on, or which benefited the property of, the various defendants, including GTA and seeks to foreclose a mechanic's lien upon the Golf Course. The lien amount is $1,427,302 plus interest at 10% per annum from the May 20, 1999 filing. Discovery in this case is proceeding. While substantial activity has occurred in the case, our attorneys are unable to provide us at this time with an assessment as to a likely outcome or as to a probable range of loss.

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

   Item 2.        CHANGES IN SECURITIES

                  Not Applicable.

   Item 3.        DEFAULTS UPON SENIOR SECURITIES

The agent for our lender asserts that the value of our unencumbered pool did not satisfy the 175% coverage requirement, due to the exclusion of five Golf Courses during the six month period ended December 31, 2000. We understand that our lenders excluded the Golf Courses for the following reasons: two were excluded as a result of a material default under their Participating Leases, two were excluded for failing the Gross Golf Revenue test as set forth in the Credit Facility, and one was excluded for delinquent payment of rent. Three additional Golf Courses have been excluded from our unencumbered pool in the first quarter due to the sale of these Golf Courses. In addition, the lenders have asserted that we are currently in violation of several of the financial covenants of the Credit Facility

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

due to the write-down in the value of certain of our Golf Courses, a decrease in revenues from lessee defaults under Participating Leases, and related increases in expenses as well as expenses incurred as a result of the strategic alternatives review process and the proposed plan of liquidation. We have met with the lenders under our Credit Facility and are seeking to negotiate an amendment of the credit facility. We were notified by our lender on March 5, 2001 that our interest rate would thereafter be at the default rate of interest (prime rate plus 2%) as defined in our Credit Facility. We can provide no assurance that we will be able to cure the alleged defaults or obtain a waiver from the lender under our Credit Facility, or that we will be able to agree upon an amendent to the Credit Facility. We also face the possibility that the performance of other lessees under Participating Leases will trigger additional covenant violations.

   Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the three months ended March 31, 2001.

   Item 5.        OTHER INFORMATION

                  Not Applicable.

   Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

      During the quarter ended March 31, 2001, we filed a report on Form 8-K, dated February 25, 2001, describing under Item 5 the board approval of the plan of liquidation, AEW voting agreement, Legends transaction and amended employment agreements.

   (a) Exhibits

         The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2001 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.


No.      Description
---      -----------

2.1 Plan of Liquidation as adopted by our Board of Directors on February 25, 2001 (previously filed as Exhibit A to our Company's Proxy Statement on Form 14A filed April 10, 2001 and incorporated herein by reference.

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

3.3* Bylaws of Golf Trust of America, Inc., as amended by the Board of Directors on April 2, 2001 and as currently in effect.

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

10.1.4* Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through May 11, 2001.

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

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

10.15 Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S- 8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

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

10.19 Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

-----------
* Filed herewith
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                           GOLF TRUST OF AMERICA, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

                                   GOLF TRUST OF AMERICA, INC., registrant


                                   By: /s/ W. Bradley Blair, II
                                       --------------------------------------
                                           W. Bradley Blair, II
                                           President and Chief Executive Officer


/s/ W. Bradley Blair, II                              5/15/01
------------------------------------------            -------
W. Bradley Blair, II                                  Date
President, Chief Executive Officer and
Chairman of the Board of Directors


/s/ Scott D. Peters                                   5/15/01
------------------------------------------            -------
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

No.      Description
---      -----------

2.1 Plan of Liquidation as adopted by our Board of Directors on February 25, 2001 (previously filed as Exhibit A to our Company's Proxy Statement on Form 14A filed April 10, 2001 and incorporated herein by reference.

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

3.3* Bylaws of Golf Trust of America, Inc., as amended by the Board of Directors on April 2, 2001 and as currently in effect.

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

10.1.4* Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through May 11, 2001.

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

10.14 Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company's

         Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.15 Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S- 8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

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

-----------
* Filed herewith
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment.