Form 10-Q
period 2001-06-30
GOLF TRUST OF AMERICA INC
filed 2001-08-14
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.
/ /	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0724736 (I.R.S. Employer Identification Number)

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

    On August 10, 2001 there were 7,778,103 common shares outstanding of the registrant's only class of common stock. On August 10, 2001, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

GOLF TRUST OF AMERICA, INC.
FORM 10-Q

GOLF TRUST OF AMERICA, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2001

Index

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statement of Net Assets as of June 30, 2001 (Liquidation Basis) (unaudited) and Condensed Consolidated Balance Sheet as of December 31, 2000 (Going Concern Basis)	3
	Condensed Consolidated Statements of Income (Loss) (unaudited) for the Period April 1, 2001 to May 22, 2001 (Going Concern Basis), Changes in Net Assets for the Period May 23, 2001 to June 30, 2001 (Liquidation Basis) and Income for the Three Months Ended June 30, 2000 (Going Concern Basis)	4
	Condensed Consolidated Statements of Income (Loss) (unaudited) for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis), Changes in Net Assets for the period May 23, 2001 to June 30, 2001 (Liquidation Basis) and Income for the Six Months Ended June 30, 2000 (Going Concern Basis)	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to June 30, 2001 (Liquidation Basis) and for the Six Months Ended June 30, 2000	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Part II.	Other Information
Item 1.	Legal Proceedings	33
Item 2.	Changes in Securities	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	39
Item 6.	Exhibits Index and Report on Form 8-K	40
	Signatures	45

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AS OF JUNE 30, 2001 (LIQUIDATION BASIS)
AND CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2000 (GOING CONCERN BASIS)
(In thousands except per share amounts)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Real Estate and Mortgage Note Receivable—Net	$—	$335,350
Real Estate and Mortgage Note Receivable Held for Sale	295,581	—
Cash and cash equivalents	8,359	4,458
Prepaid expenses and deferred charges	443	1,693
Receivables—Net	23,987	18,380

Total Assets	$328,370	$359,881

Liabilities
Debt	185,157	224,750
Accounts payable and other liabilities	3,298	7,997
Reserve for Estimated Costs During the Period of Liquidation	14,366	—
Total Liabilities	$202,821	$232,747

Commitments and Contingencies
Minority Interest	—	45,061

Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	—

Stockholders' Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	—	20,000
Common stock, $.01 par value, 90,000,000 shares authorized and 8,155,533 shares issued and outstanding	—	82
Additional paid-in capital	—	130,288
Dividends in excess of accumulated earnings	—	(55,053)
Loans to officers	—	(2,725)
Unearned compensation	—	(1,544)
Note receivable for subscribed stock	—	(8,975)

Stockholders' Equity		82,073

Total Liabilities and Stockholders' Equity		$359,881

NET ASSETS IN LIQUIDATION (available to holders of Common Stock and OP unit holders)	$105,549

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD APRIL 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS),
CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
AND INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000 (GOING CONCERN BASIS)
(in thousands except per share data)
(unaudited)

	Period 4/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 To 6/30//01 (Liquidation Basis)	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000
Revenues
Rent from affiliates	$2,424	$1,759	$4,183	$4,724
Rent	3,186	1,959	5,145	7,472
Mortgage interest	1,327	996	2,323	2,309

Total revenues	6,937	4,714	11,651	14,505

Expenses:
General & Administrative	1,411	316	1,727	1,513
Costs associated with Plan of Liquidation	558	—	558	—
Depreciation and Amortization	—	—	—	4,622

Total expenses	1,969	316	2,285	6,135

Operating income (loss)	4,968	4,398	9,366	8,370

Other income (expense):
Other income	—	—	—	15
Interest income	198	167	365	559
Interest expense	(2,852)	(1,891)	(4,743)	(4,625)
Gain on disposal of assets	(168)	767	599	—

Total other income (expense)	(2,822)	(957)	(3,779)	(4,051)

Net income before minority interest	2,146	3,441	5,587	4,319
Net income applicable to minority interest	694		694	1,534

Income (loss) before adjustment for liquidation basis	1,452	3,441	4,893	2,785
Adjustment for Liquidation Basis of Accounting	—	(2,816)	(2,816)	—

Net income	$1,452	$625	$2,077	$2,785
Preferred Dividends	(462)	(463)	(925)	(462)

Net income available to holders of Common Stock	$990			$2,323

Net Change in Net Assets Available to holders of Common Stock and OP Unit Holders		$162	$1,152

Basic earnings per share	$0.11			$.29

Weighted average number of shares—basic	9,076			8,121

Diluted earnings per share	$0.11			$.29

Weighted average number of shares—diluted	9,076			8,121

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS),
CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
AND INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000 (GOING CONCERN BASIS)
(in thousands except per share data)
(unaudited)

	Period 1/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 To 6/30//01 (Liquidation Basis)	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Revenues
Rent from affiliates	$6,539	$1,759	$8,298	$10,607
Rent	8,458	2,087	10,545	13,718
Mortgage interest	3,651	868	4,519	4,618

Total revenues	18,648	4,714	23,362	28,943

Expenses:
General & Administrative	5,630	316	5,946	3,180
Costs associated with Plan of Liquidation	7,908	—	7,908	—
Depreciation and Amortization	—	—	—	9,282

Total expenses	13,538	316	13,854	12,462

Operating income (loss)	5,110	4,398	9,508	16,481

Other income (expense):
Other income	—	—	—	209
Interest income	625	167	792	1,163
Interest expense	(7,920)	(1,891)	(9,811)	(8,979)
Gain on disposal of assets	39	767	806	—

Total other income (expense)	(7,256)	(957)	(8,213)	(7,607)

Net (loss) income before minority interest	(2,146)	3,441	1,295	8,874
Net (loss) income applicable to minority interest	(771)		(771)	3,222

Income (loss) before adjustment for liquidation basis	(1,375)	3,441	2,066	5,652
Adjustment for Liquidation Basis of Accounting	—	(2,816)	(2,816)	—

Net (loss) income	(1,375)	625	(750)	5,652
Preferred Dividends	(462)	(463)	(925)	(925)

Net (loss) income available to holders of Common Stock	$(1,837)			$4,727

Net Change in Net Assets Available to holders of Common Stock and OP Unit Holders		$162	$(1,675)

Basic (loss) earnings per share	$(0.20)			$.59

Weighted average number of shares—basic	9,055			8,012

Diluted (loss) earnings per share	$(0.20)			$.59

Weighted average number of shares—diluted	9,055			8,013

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
PERIODS JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)
AND MAY 23, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 (GOING CONCERN BASIS)
(In thousands)
(unaudited)

	Period 1/1/01 To 5/22/01 (Going Concern Basis)	Period 5/23/01 To 6/30/01 (Liquidation Basis)	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Cash flows from operating activities:
Net (loss) income	$(1,375)	$625	$(750)	$5,652
Adjustments to reconcile net income to net cash Provided by operating activities:
Adjustment to Liquidation Basis of Accounting		2,816	2,816	—
Depreciation and amortization			—	9,282
Gain on disposal of assets	(40)	(768)	(808)
Loan cost amortization	139		139	623
Straight-line interest, rent and other	174		174	(349)
Forgiveness of officer loans	2,725		2,725
Amortization of restricted stock compensation	1,544		1,544	428
(Loss) Income applicable to minority interest	(771)		(771)	3,222
Income applicable to redemption of collateral	—		—	(308)
Increase in receivable from affiliates	66	(80)	(14)	(939)
Decrease (increase) in other assets	1,782	509	2,291	(1,893)
Decrease (increase) in accounts payable and other liabilities	(2,507)	(2,192)	(4,699)	(1,570)

Net cash provided by (used in) operating activities	1,737	910	2,647	14,148

Cash flows used in investing activities:
Golf course improvements	(826)	(574)	(1,400)	(2,063)
Net proceeds from golf course dispositions	40,383	5,697	46,080	—
Payments on Note Receivable from Sale of Land	1,243	(76)	1,167	1,191
Decrease in mortgage notes receivable	4	442	446	8

Net cash provided by (used in) investing activities	40,804	5,489	46,293	(864)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(34,275)	(5,139)	(39,414)	2,000
Payments on notes and line of credit	(148)	(31)	(179)	(164)
Net proceeds from issuance of common stock	10	—	10	—
Stock issuance costs and other	(6)	(152)	(158)	(30)
Loan fees			—	(233)
Loans to officers	(1,603)	(20)	(1,623)	(167)
Distributions to minority partners	(935)	—	(935)	(4,277)
Dividends paid	(2,740)		(2,740)	(8,081)

Net cash (used in) financing activities	(39,697)	(5,342)	(45,039)	(10,952)

Net increase in cash	2,844	1,057	3,901	2,332
Cash and cash equivalents, beginning of period	4,458	7,302	4,458	3,905

Cash and cash equivalents, end of period	$7,302	$8,359	$8,359	$6,237

Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$7,920	$1,891	$9,811	$8,979

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Plan of Liquidation, Sale to Legends Golf and Credit Agreement

    During 2000, our management and Board of Directors observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of the national and global economic concerns. This business environment posed a significant challenge for us due to the fact that, as a real estate investment trust ("REIT") utilizing the triple-net lease structure, we are unable to control the direct operation of our Golf Courses (as defined below) without jeopardizing our REIT status.

    On November 6, 2000, our Board formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to the Board. On February 25, 2001 our Board of Directors adopted a Plan of Liquidation (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to our stockholders for approval. Our stockholders approved the Plan of Liquidation at a Special Meeting of the Stockholders (the "Special Meeting") on May 22, 2001. Seventy-seven percent of our outstanding common shares voted in favor of the plan of liquidation, or 98% of the total shares voted. One hundred percent of our preferred stock voted in favor of the plan of liquidation. The Plan of Liquidation contemplates the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment of a reserve to fund certain of our contingent liabilities. The Plan of Liquidation gives our Board of Directors the power to sell any and all of our assets of our without further approval by our stockholders and provides that liquidating distributions be made to our stockholders. Although we can provide no assurances, we currently expect that the liquidation will be completed within 12 to 24 months from the date of the stock approval on May 22, 2001.

    In connection with the Plan of Liquidation, we entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC ("Legends"), to sell to that affiliate up to 12.5 (eighteen-hole equivalent) Golf Courses leased by Legends. In addition, Legends would be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. Pursuant to the purchase and sale agreement, we could accept superior offers for these Golf Courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. Subsequent to the signing of this agreement, we accepted superior offers on 4.0 of these Golf Courses and, to date, have closed on the sale of 3.0 of these Golf Courses.

    On July 31, 2001, we closed on the sale of 6.5 golf courses to Legends, including the Myrtle Beach courses, for $89.4 million, consisting of cash, a redemption of 3.7 million shares/OP units valued at $44.7 million and a release of obligations to pay us $6.6 million which represented all of its obligations under its working capital loans, other than interest. The remaining two golf courses subject to the purchase and sale agreement are the Bonaventure Resort Courses in Ft. Lauderdale, Florida, which are subject to a pending dispute resolution process between Legends and us which was commenced by us on August 10, 2001. During this process, we have the right to market this asset to other parties without limitation.

    We have been working diligently to obtain competitive offers on our Golf Courses as part of the plan of liquidation and to sell certain assets. As of August 10, 2001, we have closed on the sale of 21.0 Golf Courses for gross sales prices totaling $158.6 million, resulting in a net gain of $31.1 million which is reflected in the statement of Net Assets at June 30, 2001. From these sales, $87.5 million of the net cash proceeds was utilized to pay down our Bank of America, N.A. Credit Facility and line of credit. In addition, we have obtained signed letters of intent to sell an additional 10.5 golf courses for an aggregate of $95.4 million. These letters of intent are subject to due diligence and other conditions and, therefore, closing cannot be assured at this time, and we can provide no assurance that these letters of intent will result in signed purchase and sale agreements. We have also been working to revitalize the financial performance of the 2.5 Golf Courses that we have been directly managing since 2000 and 5.0 additional courses that we began managing in July of this year.

Credit Facility and Line of Credit

    Since the third quarter of 2000, the agent for our lenders under the Credit Facility and line of credit has heretofore asserted that we were in violation of certain of the required covenants thereunder and therefore we were in default under the Credit Facility and line of credit . We were notified by our lenders on March 5, 2001 that our interest rate would thereafter be at the default rate of interest (prime rate plus 2%) as defined in our Credit Facility and line of credit. On May 22, 2001, the lenders notified us that they had accelerated the obligations under the Credit Facility and line of credit and initiated a lawsuit to, among other things, enjoin the sale of assets and collect on their Note.

    On July 25, 2001, we entered into an amended and restated credit agreement with our lenders under the Credit Facility and the line of credit. The new Credit Agreement consolidated the balances outstanding under the Credit Facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 and a maturity date of June 30, 2002. All events of default under the Credit Facility and line of credit were waived or cured as of the closing of the new Credit Agreement and the pending lawsuit was dismissed. The loan under the new Credit Agreement is secured by substantially all of our golf courses and by certain mortgages held by us or by our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the new Credit Agreement

2. Organization and Basis of Presentation

    We were incorporated in Maryland on November 8, 1996. We are a REIT formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of August 10, 2001, we hold participating interests in 18.5 golf courses and direct controlling interests in 7.5 golf courses (collectively, the "Golf Courses"), 22 of the 26 Golf Courses are owned by us and four (owned by others) serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 26 Golf Courses that we own, 25 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The Golf Courses are located in Florida (13), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), Texas (1.5), California, New Mexico, and West Virginia. Golf Course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" or "OP" and we refer to the Operating Partnership and Golf Trust of America, Inc. (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation, holds a 94.3 percent interest in the Operating Partnership as of August 10, 2001. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 94.1 percent interest therein. Operators of the Golf Courses, their affiliates and an officer of the Company hold the remaining 5.7 percent interest in the Operating Partnership.

    As a result of the adoption of the Plan of Liquidation and its approval by the our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with carrying out the Plan of Liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified because the common OP unit holders do not have preferential distribution rights over the common shareholders. The valuation of real estate held for sale as of June 30, 2001 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of June 30, 2001. These amounts are presented in the accompanying Statement of Net Assets. The Net Assets represent the assets available to our common shareholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units outstanding at August 10, 2001 is approximately 8,295,000.

    The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and their material subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate Held for Sale

    Prior to the adoption of the liquidation basis of accounting, real estate was stated at the lower of cost or estimated fair value. Additions, renovations or improvements were capitalized. Based upon a comprehensive review of all of our properties after taking into account our intention to have stockholders vote to approve the Plan of Liquidation, our implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions, we determined that the value of certain real properties was impaired. As a result of this determination, we recorded a non-cash charge of $62.5 million in the latter six months of 2000 and an additional non-cash charge of $14.7 million in the second quarter of 2001 (which includes a reserve for capital expenditures) to reflect the impairment loss of certain real properties.

Adjustment to Liquidation Basis of Accounting

Balance at June 30, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$30,987,000
Decrease to reflect estimated fair value of certain assets	(14,684,000)
Reserve for estimated costs during the period of liquidation	(14,366,000)
Write-off of deferred debt costs	(1,224,000)
Write-off of unamortized initial issue discount on the Mortgage Note Receivable and certain real estate properties	(3,529,000)

Adjustment to reflect the change to liquidation basis of accounting	$(2,816,000)

Reserve for Estimated Costs During the Period of Liquidation

    Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid out over the liquidation period.

    The Reserve for Estimated Costs during the Period of Liquidation includes the following:

Balance at June 30, 2001
Severance	$5,163,000
Professional Fees	3,010,000
Fees related to renegotiation of debt	1,105,000
Financial Advisor Fees	1,408,000
Capital Expenditures	880,000
Other	2,800,000

Total	$14,366,000

    Included in the severance amounts above are payments to our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the Plan of Liquidation and the repayment of our new Credit Agreement. Additional payments aggregating approximately $1,895,000 are payable upon the later of our repayment of our new Credit Agreement and the one-year anniversary of Board adoption of the Plan of Liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

    Certain payments to our executives, pursuant to their amended and restated employment agreements and included in our reserve for costs during the period of liquidation, may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The amount of "gross-up" excise tax payments due could be as much as $4.7 million. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount.

3. Summary of Significant Accounting Policies

Interim Statements

    The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000 and for the periods ended May 22, 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and under the liquidation basis of accounting since then, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

    Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report of Form 10-K/A for the year ended December 31, 2000.

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Depreciation and Amortization

    Depreciation expense was not recorded during the six-month period ended June 30, 2001 because, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, substantially all of the Company's long-lived assets were deemed to be held for sale.

    Prior to the Company adopting the liquidation basis of accounting, deferred loan fees were amortized using the straight-line method over the related estimated life. Upon the adoption of the liquidation basis of accounting, deferred loan fees of approximately $1,224,000 were written off to reflect the balances at their net realizable value.

Income Taxes

    We qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with other requirements. Because of the tax rules applicable to REIT, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however, the Internal Revenue Code allows a 90-day grace period following a foreclosure or eviction of the lessee under the Participating Leases where we can operate the Golf Course and the revenues will be qualifying income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive up to 5% of our Gross Income, thus, at the expiration of such period, the property must either be sold or an agreement must be secured with an independent contractor to assume management or the gross revenue from Golf Course operations from any such Golf Course is disqualified income for REIT tax purposes. Gross revenue from Golf Courses managed after the expiration of the 90-day grace period and that exceeds 5% of our Gross Income is taxable. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The Golf Courses subject to this rule as of August 10, 2001 were Tierra Del Sol, Osage National, Sweetwater, Wekiva, Cypress Creek, Polo Trace and Black Bear; however, one other Golf Course that is currently in default and subject to bankruptcy proceedings, Mystic Creek Golf Course, may in the future be operated by us. At June 30, 2001, the grace period had expired for Osage National and Tierra Del Sol. However, we were in compliance with the REIT rules for the fiscal quarter ended June 30, 2001 due to the fact that the Gross Revenue test is only measured on an annual basis. There can be no assurance that this will be true for future periods.

    In order for us to maintain our qualification as a REIT, not more than 50% in value of our Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of our REIT qualification, our Articles of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person.

    We have elected to qualify as a REIT for federal income tax purposes. Although it is expected that we will continue to qualify as a REIT for the period prior to the distribution of our remaining assets to the common stockholders (including the transfer of remaining assets to a liquidating trust), no assurance can be given that we will not lose or terminate our status as a REIT as a result of presently unforeseen circumstances.

Earnings/Loss Per Common Share

    Earnings/loss per common share are presented for the six and three-month periods ended May 22, 2001 June 30, 2000 under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common share outstanding during the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the period, plus the impact of those common share equivalents (i.e., stock options, convertible preferred stock and OP Units) that are dilutive. Common share equivalents for the effect of dilutive stock options were 700 for the six months ended June 30, 2000.

    Since the adoption of the liquidation basis of accounting on May 23, 2001, earnings/loss per share was not computed as such amounts are not deemed to be meaningful.

4. Leases

    The non-cancelable Participating Leases generally provide for the Company to receive the greater of Base Rent or Participating Rent. Participating Rent is generally equal to the original Base Rent plus 33 1/3% of the difference between that year's Gross Golf Revenue and the Gross Golf Revenue at the Golf Course in the year prior to acquisition as adjusted in determining the original Base Rent. The Base Rent generally increases annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the Consumer Price Index). Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms.

5. Commitments and Contingencies

Litigation

    Concordia I, L.P. v. Golf Trust of America, Inc., et al. On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and Mr. Young. The lawsuit was brought by Concordia I, L.P., which claims to be one of our stockholders and which seeks to prosecute its claim on behalf of all of our stockholders other than the defendants and their affiliates or immediate family members. The lawsuit seeks damages in an unspecified amount. The plaintiff alleges that our payments to our officers under their employment contracts and our agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to our stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. Additionally, the plaintiff alleges that our preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff seeks to void any vote taken pursuant thereto. The plaintiff delivered to us on July 30, 2001 an Amended Class Action Complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendents. The Amended Class Action Complaint against Banc of America Securities, LLC and Bank of America, N.A. asserts claims against such entities for negligent misrepresentation, unjust enrichment, equitable estoppel and aiding and abetting proxy misrepresentation. We are not able to assess the outcome of this action at this time.

    We currently are in litigation or disputes with certain lessees respecting events of defaults under the Participating Leases or other matters with several of our lessees. Management does not believe the outcome of these matters will have a material impact on our financial condition.

    Two complaints (a federal and state court action) have been filed against the Company related to the Sandpiper Golf Course alleging that the Company breached, among other things, its promise under the Golf Utilization Agreement and failed to perform under the terms of the Participating Lease. The plaintiffs are seeking damages in excess of $50 million. On March 31, 2001, in the case of the federal court action, the parties filed a stipulation in court to dismiss the action in its entirety without prejudice. On May 22, 2001, HT-Santa Barbara, Inc. and the ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and the ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC, Case No. 1042834. The allegations in the complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50,000,000, interest, punitive damages, costs of suit, (including attorney's fees), and specific performance. On Friday, June 22, 2001, defendants filed a demurrer to the complaint and a motion to stay the action pending the outcome of the arbitration to be concluded in the disputed described above regarding Sandpiper at SBCR, LLC and Environmental Industries, Inc. The hearing on the demurrer and motion to stay is scheduled for August 20, 2001. The parties have conducted no discovery to date. It is not possible to predict the outcome of these disputes, and accordingly, the financial statements do not include adjustments that may be required in connection with the resolution of these complaints.

    We entered into a purchase and sale agreement with Legends Golf Holding, LLC, on February 14, 2001, to sell Bonaventure Golf Club, located in Ft. Lauderdale, Florida. Legends Golf Holding, LLC subsequently attempted to terminate its obligations to purchase Bonaventure Golf Club. We believe the bases on which the purchaser has attempted to terminate its obligations are invalid. In connection with this dispute, we filed a complaint for a declatory judgement in the Court of Common Pleas, Ninth Judicial Circuit, in the County of Charleston, South Carolina, on August 10, 2001 seeking specific performance of Legends Golf Holding, LLC to purchase the Bonaventure Golf Club. On July 31, 2001, the parties agreed to this accelerated nonappealable dispute resolution process which is to be concluded by November 30, 2001.

    Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses, which are leased and require each Lessee to maintain insurance for such purposes. Although the Company is currently not party to any legal proceedings relating to personal injury or property damage at the Golf Courses that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings.

Events of Default under the Participating Lease

    An "event of default" may be declared when a tenant fails to pay rent timely under the Participating Lease. We have elected to pursue legal remedies available to us under our Participating leases to cure such events of default that have occurred in 2001 at the following courses: Sweetwater Country Club, Wekiva Golf Club and Pete Dye Golf Course. On June 20, 2001, we terminated the Participating Lease at Pete Dye Golf Club. In connection with the termination of the Participating

Lease, we redeemed collateral pledged by the former lessee in the amount of $1,350,000 (48,949 Series C Preferred OP Units at the original issue price per share of $27.58) and applied this amount to accrued rent and other past due obligations under the Participating Lease. The former lessee continues to operate the Golf Course while a letter of intent is being negotiated. On April 4, 2001, in connection with the fifth amendment to the sale of agreement between us and the former lessee for Sweetwater and Wekiva, we liquidated a letter of credit in the amount of $1,500,000 pledged as collateral by the former lessee with their consent. Since the former lessee failed to close the transaction as contemplated in the sale agreement, we applied this collateral amount against accrued rent and other past due obligations under their Participating Lease. On July 13, 2001, we took possession and assumed management of these two Golf Courses. Additionally, according to the most recent financial information provided to the Company by its lesses, the financial performance at 8.5 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations. We continue to manage Tierra Del Sol Golf Club and Osage National Golf Club, which were foreclosed upon in 2000. We are still in litigation with regard to the possession of the Mystic Creek.

6. Asset Dispositions

    In the six months ended June 30, 2001, we disposed of the following 12.5 golf courses:

Golf Course Name	City and State	No. Of Holes	Yardage	Year Opened
Raintree Golf Course	Akron, OH	18	6,886	1992
Ohio Prestwick Country Club	Akron, OH	18	7,066	1972
Persimmon Ridge Country Club	Louisville, KY	18	7,129	1989
Club of the Country	Louisburg, KS	18	6,357	1979
Brentwood Golf & Country Club	White Lake Township, MI	18	6,262	1995
Metamora Golf & Country Club	Metamora, MI	18	6,933	1992
Silverthorn Country Club	Tampa, FL	18	6,827	1994
Palm Desert Country Club	Palm Desert, CA	27	6,687	1957
Woodlands Golf Course	Gulf Shore, AL	18	6,584	1994
Cooks Creek	Ashville, OH	18	7,000	1983
Royal New Kent Golf Club	Providence Forge, VA	18	7,291	1996
Stonehouse Golf Club	Williamsburg, VA	18	6,963	1996

    Each disposition is summarized below:

  •
  Raintree Golf Course and Ohio Prestwick Country Club. On January 4, 2001, we completed the sale of Raintree Golf Course and Ohio Prestwick Country Club to an affiliate of the prior owner of Raintree Golf Course, who was the lessee at both Golf Courses, for total consideration of $10.65 million.

  •
  Persimmon Ridge Country Club. On February 15, 2001, we completed the sale of Persimmon Ridge to Persimmon Ridge Golf Course, Inc., an affiliate of Persimmon Ridge Development Company, for total consideration of $5.2 million. The terms of the sale include the termination of the Participating Lease between us and Legends National Golf Management, LLC.

  •
  Club of the Country. On March 16, 2001, we completed the sale of Club of the Country to Hogan-Ann-Nicklaus, LLC, for total consideration of $2.655 million. The terms of the sale include the assignment of the Participating Lease between us and Golf Properties of the Country, LLC, to the purchaser.

  •
  Brentwood Golf & Country Club. On March 20, 2001, we completed the sale of Brentwood Golf & Country Club to Brentwood Golf Club, LLC, for total consideration of $2.6 million.

  •
  Metamora Golf & Country Club. On April 9, 2001, we completed the sale of Metamora Golf & Country Club to Metamora Golf Operating Company, LLC, for total consideration of $4.93 million.

  •
  Silverthorn Country Club. On April 12, 2001, we completed the sale of Silverthorn Country Club to Silverthorn Associates, LLC, for total consideration of $4.25 million.

  •
  Palm Desert Country Club. On April 20, 2001, we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million.

  •
  Woodlands Golf Course. On May 1, 2002, we completed the sale of Woodlands Golf Course to Brights Creek Development Company, LLC, for total consideration of $6.4 million.

  •
  Cooks Creek Golf Course. On May 16, 2001, we completed the sale of Cooks Creek Golf Course to Raintree Golf, LLC, for total consideration of $4.0 million.

  •
  Royal New Kent Golf Club and Stonehouse Golf Club. On June 15, 2001, we completed the sale of Royal New Kent Golf Club and Stonehouse Golf Club to Schooner Capital, LLC, for total consideration of $10.8 million.

7. Receivables—Net

    Receivables - net consists of a note receivable from subscribed stock that was reclassed from the Stockholder's Equity section under the liquidation basis of accounting related to the original purchase of the Innisbrook Participating Mortgage for $8,975,000, rent receivable of $5,046,000, note receivable on land sale of $2,244,000, loans to officers of $1,623,000, loans to lessees-net of bad debt reserve $6,375,000 and amounts due from managed courses-net of amounts due to managed courses of ($276,000). Included in the balance of rent receivable is approximately $820,000 attributed to Mystic Creek Golf Club which is currently in legal proceedings originally initiated by us for lessee defaults under the Participating Lease. The value of the collateral held by the Operating Partnership against the lessee's obligations under the Participating Lease exceeds the total amount recorded as of June 30, 2001. We have been unable to take possession of this collateral and the property due to the fact that the eviction action was automatically stayed by the bankruptcy court on February 25, 2000. No Rent Revenue was recognized for this Golf Course after October 2000. Unless we receive court ordered rent payments, no further Rent Revenue for this Golf Course will be recognized until the legal proceedings are concluded.

8. Debt

    Debt consists of the following:

	June 30, 2001	December 31, 2000
	(In thousands)
Revolving Credit Facility $200.0 million secured, with weighted average interest rate of 9.32% per annum which matures June 30, 2002	$161,099	$200,000
Line of Credit $10.0 million secured line of credit with weighted average interest rate of 9.42% per annum which matures June 30, 2002	2,187	2,700
Note Payable Secured financing, collateralized by certain Golf Courses, with an interest rate of 8.75% per annum maturing November 2016	11,871	12,050
Note Payable Secured financing, collateralized by certain Golf Courses, with an interest rate of prime (8.0% per annum at June 30, 2001) maturing through 2002	10,000	10,000

Total	$185,157	$224,750

Revolving Credit Facility and Line of Credit

    Since the third quarter of 2000, the administrative agent for our lenders has asserted that we were in violation of the unencumbered pool coverage requirement of 175% and several of the financial covenants of the Credit Facility due to the write-down in the value of certain of our assets, a decrease in revenues from lessee defaults under Participating Leases, and related increases in expenses, as well as expenses incurred as a result of the strategic alternatives review process and the proposed Plan of Liquidation. We were notified by our lenders on March 5, 2001 that our interest rate would thereafter be at the default rate of interest (prime rate plus 2%) as defined in our Credit Facility. On May 22, 2001, the lenders notified us that they had accelerated the obligations under the Credit Facility.

    On July 25, 2001, we entered into an amended and restated credit agreement with the lenders under the Credit Facility and the line of credit. The new Credit Agreement consolidated the balances outstanding under the Credit Facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default under the Credit Facility and line of credit were waived or cured upon the closing of the new Credit Agreement. The loans under the new Credit Agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the prime rate plus 1% per annum. The loans under the new Credit Agreement are secured by substantially all of our real property assets and by certain mortgages held by us and our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the Credit Agreement

    The new Credit Agreement limits our ability to sell real estate assets unless we receive net cash proceeds in excess of minimum amounts that are set forth in the new Credit Agreement. The new Credit Agreement contains a financial covenant regarding the minimum amount of cash rent that we receive. Non-financial covenants include maintenance of properties, requirements to insure the properties, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and mortgage notes, among others.

    On July 28, 2001, a balloon payment of $5,000,000 was due on the Note Payable to City National Bank related to the purchase of the Pete Dye Golf Club in July 1999. We signed a Forebearance Agreement and paid a fee of $25,000 to extend the maturity date of the balloon payment to January 28, 2002. The interest rate effective after July 28, 2001 will be prime plus 1% for a current effective rate of 7.75%. Additionally, we may extend the maturity date of the promissory note for an additional six months (i.e., from January 28, 2002 to July 28, 2002 for an extension fee of $35,000.

9. Stock Options and Awards

Loans to Officers

    The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the Plan of Liquidation on February 25, 2001. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25, 2001 was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters.

    Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to the Company that occurred on such date. These new loans are evidenced by promissory notes and secured by the holdings of our Common Stock. Interest accrues on these loans at 5.06% (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the borrower's employment; or (iii) the date of the final distribution under the Plan of Liquidation. At any time when the loan is over-secured, the borrower has the right to sell the Common Stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the Common Stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrower.

    This debt forgiveness of $2,847,000 plus amortization of restricted stock compensation of $1,544,000 related to the accelerated vesting of 90,897 shares of restricted stock previously issued to the executive officers of the Company, was recorded as compensation expense in the first quarter of 2001.

10. Subsequent Events

Asset Dispositions

    On July 11, 2001, we sold two additional Golf Courses: Eagle Watch Golf Club and Olde Atlanta Golf Club for total consideration of $13.7 million. We used the net proceeds to make debt principal payments totaling approximately $12.0 million.

    On July 31, 2001, we closed on the sale of 6.5 Golf Courses to Legends Golf Holding, LLC, including the Myrtle Beach courses, for $89.4 million, consisting of cash, redemption of 3.7 million shares/OP units valued at $44.7 million and a release of obligations to pay us $6.6 million which represented all of its obligations under its working capital loans, other than interest. The remaining golf courses subject to the sale agreement are the Bonaventure Resort Courses in Ft. Lauderdale, Florida, which are subject to a pending dispute resolution process between Legends Golf Holding, LLC and us which was commenced by us on August 10, 2001.

    On August 10, 2001, the Board declared a distribution in the amount of $0.25 per share/OP Unit to be paid September 7, 2001 to stockholders of record on August 23, 2001.

GOLF TRUST OF AMERICA, INC.
FORM 10Q
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Managements' Discussion and Analysis of
Financial Condition and Results of Operations

Organization

    We were incorporated in Maryland on November 8, 1996. We are a REIT formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of August 10, 2001, we hold participating interests in 18.5 golf courses and direct controlling interests in 7.5 golf courses (collectively, the "Golf Courses"), 22 of the 26 Golf Courses are owned by us and four (owned by others) serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 26 Golf Courses that we own, 25 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The Golf Courses are located in Florida (13), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), Texas (1.5), California, New Mexico, and West Virginia. Golf Course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" or "OP" and we refer to the Operating Partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation, holds a 94.3 percent interest in the Operating Partnership as of August 10, 2001. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 94.1 percent interest therein. Operators of the Golf Courses, their affiliates and an officer of the Company hold the remaining 5.7 percent interest in the Operating Partnership.

Plan of Liquidation

    During 2000, management and the Board of Directors of the Company observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of the national and global economic concerns. This business environment posed a significant challenge for the Company due to the fact that, as a real estate investment trust ("REIT") utilizing the triple-net lease structure, we are unable to control the direct operation of our Golf Courses without jeopardizing the Company's REIT status.

    On November 6, 2000, the Board formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to the Board. On February 25, 2001 the Board of Directors adopted a Plan of Liquidation (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to the Company's stockholders for approval. The stockholders of the Company approved the Plan of Liquidation at a Special Meeting of the Stockholders (the "Special Meeting") on May 22, 2001. Seventy-seven percent of our outstanding common shares voted in favor of the plan of liquidation, or 98% of the total shares voted. One hundred percent of our preferred stock voted in favor of the plan of liquidation. The Plan of Liquidation contemplates the orderly sale of all the Company's assets and the payment of (or provision for) the Company's liabilities and expenses, as well as the establishment of a reserve to fund the Company's contingent liabilities. The Plan of Liquidation gives the Company's Board of Directors the power to sell any and all of the assets of the Company without further approval by the stockholders and provides that liquidating distributions be made to stockholders. Although there can be no assurances, we currently expect that the liquidation will be completed within 12 to 24 months from the date of the shareholder approval, May 22, 2001.

    In connection with the plan of liquidation, we entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P., or AEW. Under the voting agreement, AEW agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the Plan of Liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A Preferred Stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A Preferred Stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the shares without violating any legal or contractual obligations. We have further agreed that other than common dividends for the first and second quarter of 2001 in an amount not to exceed $0.25 per share which we are permitted to make, we will make no further regular common dividend distributions without AEW's consent until the preferred stock is redeemed, other than distributions that are required to maintain our status as a REIT and other distributions that we may be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

    Also, in connection with the Plan of Liquidation, we entered into purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC, ("Legends"), to sell to that affiliate up to 12.5 (eighteen-hole equivalent) Golf Courses leased by Legends. In addition, Legends would be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. Pursuant to the purchase and sale agreement, we could accept superior offers for these Golf Courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. Subsequent to the signing of this agreement, we accepted superior offers on 4.0 of these Golf Courses and, to date, have closed on the sale of 3.0 of these Golf Courses.

    On July 31, 2001, we closed on the sale of 6.5 golf courses to Legends Golf Holding, LLC, including the Myrtle Beach courses, for $89.4 million, consisting of cash and redemption of 3.7 million shares/OP units valued at $44.7 million and a release of obligations to pay us $6.6 million which represented all of its obligations under its working capital loans, other than interest. The remaining two

Golf Courses subject to the purchase and sale agreement are the Bonaventure Resort Courses in Ft. Lauderdale, Florida, which are subject to a pending dispute resolution process between the buyer and seller, which was initiated by us on August 10. During this process, we have the right to market this asset to other parties without limitation.

    We have been working diligently to obtain competitive offers on our Golf Courses as part of the plan of liquidation and to sell certain assets. As of August 10, 2001, we have closed on the sale of 21.0 Golf Courses for gross sales prices totaling $158.6 million, resulting in a net gain of $31.1 million which is reflected in the Statement of Net Assets at June 30, 2001. From these sales, $87.5 million of the net cash proceeds was utilized to pay down our Bank of America, N.A. Credit Facility and line of credit. In addition, we have obtained signed purchase agreements or letters of intent to sell an additional 10.5 golf courses for an aggregate of $95.4 million. These agreements are subject to due diligence and we can provide no assurance that these letters of intent will result in signed purchase and sale agreements. We have also been working to revitalize the financial performance of the 2.5 Golf Courses that we have been directly managing since 2000 and 5.0 additional courses that we began managing in July of this year. Additionally, according to the most recent financial information provided to the Company by its lesses, the financial performance at 8.5 of our other Golf Courses has deteriorated to the point where the lessees are not generating sufficient cash flow to cover their rent obligations.

    As of August 10, 2001, we continue to operate 2.5 Golf Courses that we foreclosed upon in 2000 as a result of lessee defaults under their Participating Leases and we have 1.0 Golf Course which is still subject to bankruptcy proceedings. In June 2001, we terminated the Participating Lease at 1.0 additional Golf Course due to the lessee's default under the Participating Lease but we are currently allowing this former lessee to manage the Golf Course under a management agreement. In July 2001, we assumed operations of 5.0 additional Golf Courses through Lease Termination and Transition Agreements with the respective lessees. These lease terminations decreased our operating revenue due to the lost rent and the additional costs incurred to transition operational control of these assets; however, we believe that these Golf Courses will be more marketable free of the Participating Lease.

Commitments and Contingencies

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

    These payments to our executives described above may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The amount of "gross-up" excise tax payments due could be as much as $4.7 million. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount.

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

Dispositions

    Since our 10-Q filed on May 15, 2001, we have disposed of the following 21.0 Golf Courses:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Raintree Golf Course	Akron, OH	18	6,886	1992
Ohio Prestwick Country Club	Akron, OH	18	7,066	1972
Persimmon Ridge Country Club	Louisville, KY	18	7,129	1989
Club of the Country	Louisburg, KS	18	6,357	1979
Brentwood Golf & Country Club	White Lake Township, MI	18	6,262	1995
Metamora Golf & Country Club	Metamora, MI	18	6,933	1992
Silverthorn Country Club	Tampa, FL	18	6,827	1994
Palm Desert Country Club	Palm Desert, CA	27	6,678	1957
Woodlands Golf Course	Gulf Shore, AL	18	6,584	1994
Cooks Creek	Ashville, OH	18	7,000	1983
Royal New Kent Golf Club	Providence Forge, VA	18	7,291	1996
Legends of Stonehouse Golf Club	Williamsburg, VA	18	6,963	1996
EagleWatch Golf Club	Atlanta, GA	18	6,896	1989
Olde Atlanta Golf Club	Atlanta, GA	18	6,789	1993
Parkland (Legends)	Myrtle Beach, SC	18	7,170	1992
Moorland (Legends)	Myrtle Beach, SC	18	6,799	1990
Heathland (Legends)	Myrtle Beach, SC	18	6,785	1990
Heritage Golf Club (Legends)	Pawley's Island, SC	18	7,040	1986
Oyster Bay Golf Links (Legends)	Sunset Beach, NC	18	6,685	1983
Tiburon Golf Course (Legends)	Omaha, NE	27	7,005	1989

    Each disposition is summarized below:

  •
  Raintree Golf Course and Ohio Prestwick Country Club. On January 4, 2001, we completed the sale of Raintree Golf Course and Ohio Prestwick Country Club to an affiliate of the prior owner of Raintree Golf Course, who was the lessee at both Golf Courses, for total consideration of $10.65 million.

  •
  Persimmon Ridge Country Club. On February 15, 2001, we completed the sale of Persimmon Ridge to Persimmon Ridge Golf Course, Inc., an affiliate of Persimmon Ridge Development Company for total consideration of $5.2 million. The terms of the sale include the termination of the Participating Lease between us and Legends National Golf Management, LLC.

  •
  Club of the Country. On March 16, 2001, we completed the sale of Club of the Country to Hogan-Ann-Nicklaus, LLC, for total consideration of $2.655 million. The terms of the sale include the assignment of the Participating Lease between us and Golf Properties of the Country, LLC, to the purchaser.

  •
  Brentwood Golf & Country Club. On March 20, 2001, we completed the sale of Brentwood Golf & Country Club to Brentwood Golf Club, LLC, for total consideration of $2.6 million.

  •
  Metamora Golf & Country Club. On April 9, 2001, we completed the sale of Metamora Golf & Country Club to Metamora Golf Operating Company, LLC, for total consideration of $4.93 million.

  •
  Silverthorn Country Club. On April 12, 2001, we completed the sale of Silverthorn Country Club to Silverthorn Associates, LLC, for total consideration of $4.25 million.

  •
  Palm Desert Country Club. On April 20, 2001, we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million.

  •
  Woodlands Golf Course. On May 1, 2002, we completed the sale of Woodlands Golf Course to Brights Creek Development Company, LLC, for total consideration of $6.4 million.

  •
  Cooks Creek Golf Course. On May 16, 2001, we completed the sale of Cooks Creek Golf Course to Raintree Golf, LLC, for total consideration of $4.0 million.

  •
  Royal New Kent Golf Club and Stonehouse Golf Club. On June 15, 2001, we completed the sale of Royal New Kent Golf Club and Stonehouse Golf Club to Schooner Capital, LLC, for total consideration of $10.8 million.

  •
  Eagle Watch Golf Club and Olde Atlanta Golf Club. On July 11, 2001, we completed the sale of Eagle Watch Golf Club to Eagle Watch Golf Club Limited Partnership, for total consideration of $5.85 million, and Olde Atlanta Golf Club to Olde Atlanta Golf Club Limited Partnership, for total consideration of $7.8 million.

  •
  Parkland, Moorland, Heathland, Heritage Golf Club, Oyster Bay Golf Links and Tiburon Golf Course. On July 31, 2001, we completed the sale of Parkland, Moorland, Heathland, Heritage Golf Club, Oyster Bay Golf Links and Tiburon Golf Course to Legends Golf Holdeing, LLC, for total consideration of $89.41 million.

Results of Operations

  For the Three Months Ended June 30, 2001 and 2000

    Comparison of Net Income:  Net income available to common shareholders for the three months ended June 30, 2001 was $2,077,000 compared to $2,785,000 for the same period in 2000. Net income for this period in 2001 was unfavorably impacted by a net adjustment for liquidation basis of accounting of $2,816,000. This adjustment was composed of a $30,987,000 gain on the sale of real estate, offset by a second quarter impairment write-off of $14,684,000, the write-off of unamortized initial issue discount (future straight-line rents) on certain real estate properties of $3,529,000, the write-off of deferred debt costs of $1,224,000 and an accrual for estimated costs during the period of liquidation of $14,366,000. Due to the fact that all of our assets were held for sale in 2001, there was no depreciation expense recorded compared to depreciation expense of $4,622,000 in the second quarter of 2000. Net income for the second quarter of 2001 was also unfavorably impacted by a decrease in revenue of $2,853,000 primarily due to the lost revenue from the 12.5 Golf Courses sold between January 1, 2001 and June 30, 2001.

    Total Revenues:  Total revenues decreased $2,853,000 from $14,505,000 to $11,651,000 primarily due to lost revenue of approximately $1,854,000 from the 12.5 Golf Courses, 4.0 of which were operated by Legends National that were sold between January 1, 2001 and June 30, 2001 and lost revenue of approximately $918,000 from Lessees that have defaulted under their Participating Leases, the most significant being the lessee at Sandpiper Golf Course. In addition, a decrease of approximately $209,000 is due to the deferral of revenue from three Golf Courses operated by Legends National pursuant to the terms of the Legends purchase agreement. Miscellaneous revenue decreased approximately $195,000 due to amortization of straight-line rents and other miscellaneous included in rent charges billed to lessees pursuant to the Participating Leases. Mortgage interest increased approximately $14,000 due to the amortization of straight-line amounts. The decreases in revenue were offset by schedule rent increases totaling approximately $309,000 (which represents approximately a 3% average increase).

    Operating Expenses:  Operating expenses decreased $3,850,000 to $2,285,000 from $6,135,000 for the three months ended June 30, 2001 and 2000, respectively. This category reflects depreciation and amortization and general and administrative expenses. This decrease is primarily due to the fact that no depreciation expense was record in the second quarter of 2001 because all of our assets are deemed to be assets held for sale compared to depreciation expense of $4,622,000 in the second quarter of 2000. In addition, we incurred approximately $558,000 in expenses related to the plan of liquidation this quarter whereas in the second quarter of 2000 we did not have such expenses. General and Administrative expenses increased approximately $214,000 primarily due to professional fees incurred related to various lessee issues.

    Interest Expense:  Interest expense was $4,743,000 for the three months ended June 30, 2001 compared to $4,625,000 for the three months ended June 30, 2000, primarily due to the fact that we had to pay the default rate of interest (prime +2%) this quarter on the balances outstanding under our credit facility and line of credit as a result of the asserted defaults by the administrative agent for our lenders. The interest rate under the new Credit Agreement effective July 25, 2001 is prime +1%.

    Other income(expense):  Other income(expense) includes interest income and gain/loss on disposal of assets. Interest Income was $365,000 and $559,000 for the three months ended June 30, 2001 and 2000, respectively. This decrease of $194,000 is primarily due to the lost interest income on working capital loans, one being Sandpiper for which the lessee is currently in default under the Participating Lease and two others for Golf Courses which were sold in 2001. We recognized a net gain of $599,000 from sales of real estate assets in the second quarter of 2001.

  For the Six Months Ended June 30, 2001 and 2000

    Comparison of Net (Loss) Income:  The six months ended June 30, 2001 resulted in net loss of $750,000 compared to net income of $5,652,000 available to common stockholders for the same period in 2000. Net income for this period in 2001 was unfavorably impacted by a net adjustment for liquidation basis of accounting of $2,816,000. This adjustment was composed of a $30,987,000 gain on the sale of real estate, offset by a second quarter impairment write-off of $14,684,000, the write-off of unamortized initial issue discount (future straight-line rents) on certain real estate properties of $3,529,000, the write-off of deferred debt costs of $1,224,000 and an accrual for estimated costs during the period of liquidation of $14,366,000. In addition, we incurred approximately $7,908,000 in costs related to the plan of liquidation during this period in 2001. Due to the fact that all of our assets were held for sale in 2001, there was no depreciation expense recorded compared to depreciation expense of $9,282,000 in the second quarter of 2000. Net income was also unfavorably impacted by a decrease in revenue of $2,853,000 primarily due to the lost revenue from the 12.5 Golf Courses sold between January 1, 2001 and June 30, 2001.

    Total Revenues:  Total revenues decreased $5,580,000 from $28,943,000 to $23,363,000 primarily due to lost rental revenue of approximately $2,288,000 from the 12.5 Golf Courses, 4.0 of which were operated by Legends National that were sold between January 1, 2001 and June 30, 2001 and lost rental revenue of approximately $2,902,000 from Lessees that have defaulted under their Participating Leases, the most significant being the lessee at Sandpiper Golf Course. In addition, a decrease of approximately $745,000 is due to the deferral of revenue from the Golf Courses opeated by Legends National pursuant to the terms of the Legends purchase agreement. Miscellaneous revenue included in rent decreased approximately $132,000 due to amortization of straight-line rents and other miscellaneous charges billed to lessees pursuant to the Participating Leases. Mortgage interest decreased approximately $98,000 due to higher interest offset by the amortization of straight-line amounts. The decreases in revenue were offset by schedule rent increases totaling approximately $585,000 (which represents approximately a 3% average increase).

    Operating Expenses:  Operating expenses increased $1,392,000 to $13,854,000 from $12,462,000 for the six months ended June 30, 2001 and 2000, respectively. This category reflects depreciation and amortization and general and administrative expenses. This decrease is primarily due to the fact that no depreciation expense has been recorded for the first six months of 2001 because all of our assets are deemed to be assets held for sale compared to depreciation expense of $9,282,000 in the second quarter of 2000. In addition, we incurred approximately $7,908,000 in expenses related to the plan of liquidation this year which included the debt forgiveness to our officers of $2,847,000 and the stay bonus payments totaling $1,888,000 paid to our officers pursuant to their amended employment agreements whereas in the first six months of 2000 we did not have such expenses. General and Administrative expenses increased approximately $2,766,000 primarily due to professional fees incurred related to various lessee issues and transition matters related to the Golf Courses we are now managing.

    Interest Expense:  Interest expense was $9,811,000 for the six months ended June 30, 2001 compared to $8,979,000 for the six months ended June 30, 2000, primarily due to the fact that we had to pay the default rate of interest (prime +2%) this quarter on the balances outstanding under our credit facility and line of credit as a result of the asserted defaults by the administrative agent for our lenders. The interest rate under the new Credit Agreement effective July 25, 2001 is prime +1%.

    Other income(expense):  Other income(expense) includes interest income and gain/loss on disposal of assets. Interest Income was $792,000 and $1,163,000 for the six months ended June 30, 2001 and 2000, respectively. This decrease of $371,000 is primarily due to the lost interest income on working capital loans, one being Sandpiper for which the lessee is currently in default under the

Participating Lease and two others for Golf Courses which were sold in 2001. We recognized a net gain of $806,000 from sales of real estate assets in the first six months of 2001.

    As a result of the adoption of the Plan of Liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated net realizable value and liabilities, including estimated costs associated with carrying out the liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of June 30, 2001 is based on current contracts and estimates of sales values. As a result, we recorded a non-cash charge of $14.7 million in the second quarter of 2001 (which includes a reserve for capital expenditures) to reflect the impairment loss of certain real estate properties. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of June 30, 2001. These amounts are presented in the accompanying Statement of Net Assets. The Net Assets represent the assets available to the common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units outstanding at August 10, 2001 is approximately 8,295,000.

Real Estate Held for Sale

    Prior to the adoption of the liquidation basis of accounting, real estate was stated at the lower of cost or estimated fair value. Additions, renovations or improvements were capitalized. Based upon a comprehensive review of all of our properties taking into account our intention to have stockholders vote to approve the Plan of Liquidation, our implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions, we determined that the value of certain real estate properties was impaired. As a result of this determination, we recorded a non-cash charge of $62.5 million in the latter six months of 2000 and an additional non-cash charge of $14.7 million in the second quarter of 2001 (which includes a reserve for capital expenditures) to reflect the impairment loss of certain real estate properties.

Adjustment to Liquidation Basis of Accounting

Balance at June 30, 2001
Increase to reflect estimated net realizable values of certain real estate properties	$30,987,000
Decrease to reflect estimated fair value of certain assets	(14,684,000)
Reserve for estimated costs during the period of liquidation	(14,366,000)
Write-off of deferred debt costs	(1,224,000)
Write-off of unamortized initial issue discount on the Mortgage Note Receivable and certain real estate properties	(3,529,000)

Adjustment to reflect the change to liquidation basis of accounting	$(2,816,000)

Reserve for Estimated Costs During the Period of Liquidation

    Under the liquidation basis of accounting, we are is required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid out over the liquidation period.

    The Reserve for Estimated Costs during the Period of Liquidation includes the following:

Balance at June 30, 2001
Severance	$5,163,000
Professional Fees	3,010,000
Fees related to renegotiation of debt	1,105,000
Financial Advisor Fees	1,408,000
Capital Expenditures	880,000
Other	2,800,000

Total	$14,366,000

    Included in the severance amounts above are payments to our executives pursuant to their employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the Plan of Liquidation and the repayment of all of our credit facilities and line of credit. Additional payments aggregating approximately $1,895,000 are payable upon the later of our repayment of all of our credit facilities and the one-year anniversary of Board adoption of the Plan of Liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

    Certain payments to our executives, pursuant to their employment agreements and included in our reserve for costs during the period of liquidation, may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The amount of "gross-up" excise tax payments due could be as much as $4.7 million. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount.

Lessee Defaults, Lease Terminations and Legal Proceedings

    We have a policy of acting promptly and aggressively on any lessee defaults in accordance with the terms of the Participating Lease, whether the defaults are of a monetary or non-monetary nature. When a tenant fails to pay its rent in accordance with the applicable Participating Lease, we, as landlord, may declare an "event of default." When we declare an event of default, the tenant has a 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the lease and under law. We have elected to pursue legal remedies available to it under its Participating leases to cure such events of default that have occurred in 2001 at the following courses: Sweetwater Country Club, Wekiva Golf Club and Pete Dye Golf Course. On June 20, 2001, we terminated the Participating Lease at Pete Dye Golf Club. In connection with the termination of the Participating Lease, we redeemed collateral pledged by the former lessee in the amount of $1,350,000 (48,949 Series C Preferred OP Units at the original issue price per share of $27.58) and applied this amount to accrued rent and other past due obligations under the Participating Lease. The former lessee continues to operate the Golf Course while a letter of intent is being negotiated. On April 4, 2001, in connection with the fifth amendment to the purchase and sale of agreement between us and the former lessee for Sweetwater and Wekiva, we liquidated a letter of credit in the amount of $1,500,000 pledged as collateral by the former lessee with their consent. Since the former lessee failed to close the transaction as contemplated in the sale agreement, we applied this collateral amount against accrued rent and other past due obligations under their Participating Lease. On July 13, 2001, we took possession and assumed management of these two Golf Courses. In addition, we assumed management of Cypress Creek, Polo Trace and Black Bear through Lease Termination and Transition agreements with the respective lessees while we continue to manage Tierra Del Sol Golf Club and Osage National Golf Club which were foreclosed upon in 2000. We are still in litigation with regard to the possession of Mystic Creek.

    We are currently in litigation or disputes over events of defaults or other matters with several of our lessees and are party to other lawsuits unrelated to our lessees. Management does not believe the outcome of these matters will have a material impact on our financial condition. See Part II. Item 1—"Legal Proceedings."

Wekiva Golf Club/Sweetwater Country Club

    We and Diamond Players Club, L.C., an affiliate of the lessees at Wekiva Golf Club and Sweetwater Country Club, entered into a sale agreement dated October 10, 2000 in which Diamond Players Club, L.C. agreed to purchase the two golf courses for $10,000,000. The closing was scheduled to take place on or before December 15, 2000. On December 1, 2000, we entered into a first amendment to the sale agreement with the buyer in which we reduced the purchase price to $9,500,000. On December 15, 2000 we entered into a second amendment to the sale agreement with the buyer in which we extended the closing date to December 29, 2000. On February 8, 2001, we entered into a third amendment to the sale agreement in which we extended the closing date to March 30, 2001 and, in addition, the lessee agreed to pay all outstanding rent for December 2000, January 2001, and February 2001, which we have received. On March 1, 2001, we entered into a fourth amendment to the sale agreement in which we reduced the purchase price to $9,130,000. On March 30, 2001, we entered into a fifth amendment to the sale agreement in which we extended the closing date to April 30, 2001 and, in addition, the lessee paid all outstanding rent due in March 2001 and prepaid the first half of April 2001 rent. Further, in connection with the fifth amendment to the sale agreement, we liquidated the letter of credit in the amount of $1,500,000 with the consent of the lessee. On April 30, 2001, we entered into a sixth amendment to the sale agreement in which we extended the closing date to May 16, 2001 and the lessee paid the remaining portion of the outstanding April 2001 rent, May 2001 rent and the first half of June 2001 rent. Thus, the lessee has paid its rent obligation in full from December 1, 2000 to June 15, 2001. We had agreed to defer receipt of past due rent for the months of September 2000 through November 2000 totaling approximately $350,000 until the transaction closed. The sale agreement contemplated that if the transaction did not close on or before May 16, 2001, we would retain the proceeds of the liquidated letter of credit in the amount of $1,500,000, and the lessees would deliver possession of both Golf Courses to us on May 18, 2001. A seventh amendment to the sale agreement which extended the closing date to June 15, 2001 was prepared but never executed by the buyer. The buyer failed to close the transaction as contemplated in the sale agreement, and on July 12, 2001, we took possession of both golf courses pursuant to the terms of the sale agreement and we retained the proceeds from the liquidated letter of credit of $1,500,000 and two deposits from the buyer totaling $130,000. These amounts were applied to accrued rent and other past due obligations under the Participating Lease. We are finalizing the transition documentation with the lessees which shall include a note from Todd Stottlemyer, Gregg Gagliardi, DPC Wekiva, L.C., and DPC Sweetwater, L.C., as joint and several co-borrowers, in the amount of $109,202 which matures December 31, 2001.

The Pete Dye Golf Club

    We, together with Golf and Fairway, L.L.C., a West Virginia limited liability company, an affiliate of the lessee at the Golf Course, entered into a purchase and sale agreement dated February 9, 2001, in which the purchaser agreed to purchase the Golf Course for a total purchase price of $15,800,000. The closing date was scheduled for April 6, 2001 but the transaction failed to close. Thereafter, we negotiated a revised letter of intent and attempted to negotiate a revised purchase and sale agreement and other related documents in anticipation of a June 20, 2001 closing, but the transaction failed to close. On June 20, 2001, we provided written notice to the lessee that the Participating Lease was terminated and that the $5.8 million loan was accelerated and due in payable in full. Additionally, we redeemed collateral pledged by the former lessee in the amount of $1,350,000 (48,949 Series C Preferred OP Units at the original issue price per share of $27.58) and applied this amount to accrued rent and other past due obligations under the Participating Lease. The former lessee continues to operate the Golf Course while a letter of intent is being negotiated. If the prior lessee fails to purchase the Golf Course by November 15, 2001, the prior lessee has agreed to allow us to take possession of the golf course and will cooperate in allowing us to foreclose on development property securing the $5.8 million loan.

Cypress Creek Country Club

    We have been operating this golf course since July 16, 2001, when the lessee, Emerald Dunes-Cypress Creek, Inc., a Florida corporation, agreed to deliver possession of the golf course to us pursuant to a Lease Termination and Transition Agreement. We are operating this golf course through a wholly-owned subsidiary, GTA Cypress Creek, LLC.

Polo Trace Golf Course

    We have been operating this golf course since July 16, 2001, when the lessee, Emerald Dunes- Polo Trace, Inc., a Florida corporation, agreed to deliver possession of the golf course to us pursuant to a Lease Termination and Transition Agreement. We are operating this golf course through a wholly-owned subsidiary, GTA Polo Trace, LLC.

Tierra Del Sol Golf Club

    We took possession of the Tierra Del Sol Golf Course on February 7, 2000, pursuant to an order issued by the District Court, and we have been operating it since then. We are operating this Golf Course through a wholly-owned subsidiary, GTA Tierra Del Sol LLC. The 90-day grace period allowed by the Internal Revenue Service during which revenues from operations will be qualifying income for REIT tax purposes expired on May 6, 2000. Therefore, Golf Course revenues subsequent to this date will be disqualified for REIT tax purposes. On September 20, 2000, Terrence Mulvihill, a principal in the lessee and the entity which previously owned the Golf Course, attempted to terminate our Water Rights Lease Agreement at the golf course for (a) the existence of an unauthorized assignment, which Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the property; (b) utilizing the water on the Golf Course in a manner which was contrary to the purposes authorized under the Water Rights Lease Agreement; (c) using the water in amounts in excess of what was permitted under the terms of the Water Rights Lease Agreement; and (d) non-payment of taxes under the Water Rights Lease Agreement for fiscal year 1999. We have responded in writing to Mulvihill disputing the termination of the Water Rights Lease Agreement. The parties are currently in negation on these issues.

Innisbrook Resort

    We hold a Participating Mortgage on the Innisbrook Resort. We are advised that the individual condominium homeowners filed an action against the obligor under our Participating Mortgage, Golf Host Inc. (formerly Golf Host Resorts, Inc.), seeking damages and for declaratory judgment in the Circuit Court for the Sixth Judicial Circuit In And For Pinellas County Florida. Plaintiffs' allege that the defendant (i) developed a golf-oriented resort condominium project known as Innisbrook, and (ii) marketed the purchase of "condominium-rental apartments" as a "partial business investment" setting forth facts and assumptions regarding the amount of rental income that could be expected under a "condo-rental approach of ownership," among other things. The plaintiffs are seeking to resolve the following issues, among others: (i) whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's marketing promises to all purchasers of condominiums at the project; (ii) whether the condominium unit owners were coerced by economic pressure and duress to enter into the Guaranteed Distribution Master Lease Agreement ("GDMLA"), (iii) whether the GDMLA is invalid by reason of such coercion and economic duress, and, if so, whether the condominium owners who entered into the GDMLA are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the GDMLA and the amount of income that would have been distributed to them had they remained under the Master Lease Agreement ("MLA"); (iv) whether the unit owners who signed the GDMLA have the right to return to the MLA without penalty and thereby to be entitled to be reimbursed for the difference between the income that they received under the GDMLA and the income they would have received under the

MLA; and (v) whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses of the resort thereby adversely affecting the "private golf course" concept of Innisbrook. Neither we nor any of our affiliates are parties to this litigation, however, we are unable to determine or predict how or whether the litigation may adversely affect our interest in the Participating Mortgage or the obligor's collateral which is our security therefore.

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

Liquidity and Capital Resources of the Company

    Our ability to meet our obligations in the near term is contingent upon the disposition of our assets in accordance with the Plan of Liquidation. Management estimates that the net proceeds from the sales of assets pursuant to the Plan of Liquidation will be adequate to pay our obligations; however, there can be no assurances as to the outcome or the net proceeds therefrom.

  Cash Flows for the six months ended June 30, 2001 and June 30, 2000

    Cash flow provided by operating activities for the six months ended June 30, 2001 was $2,647,000 compared to cash flows provided by operating activities for the six months ended June 30, 2000 of $14,148,000. This reflects net (loss) income plus non-cash charges to income for the adjustment to liquidation basis of accounting, loan cost amortization, restricted stock compensation amortization, forgiveness of officer loans, depreciation, straight line rents and interest, and working capital changes.

    The decrease in Accounts Payable and Other Liabilities of $4,699,000 is primarily due to the fact that there were no dividends which had been declared that were unpaid as of June 30, 2001 compared to accrued dividends at December 31, 2001 of approximately $3,680,000. In addition, certain holdbacks and reserves, totaling approximately $1,080,000, related to Golf Courses that were disposed of in the six months ended June 30, 2001 were resolved as a part of the closing on these Golf Courses. These amounts were reflected as liabilities at December 31, 2000.

    Our investing activities provided $46,080,000 in cash flow from the sale of 12.5 Golf Courses in the first six months of 2001 offset by $1,400,000 used for golf course capital replacements primarily at Eagle Ridge and the Legends Golf Courses. This activity compared to $2,063,000 in improvements in the first half of 2000. The 2000 improvements consisted primarily of $627,000 invested in Cypress Creek Golf Club, $420,000 invested at Cooks Creek to replace assets destroyed in the fire last year, $434,000 invested in Eagle Ridge for capital replacements, $153,000 invested at Sandpiper, plus $429,000 miscellaneous improvements, replacements and capitalized costs among the other Golf Courses. We also received a 2001 principal payment plus accrued interest totaling $1,167,000 on our Note Receivable related to the sale of the Sandpiper parcel of land in June of 1999.

    During the first six months of 2001, our cash flows used in financing activities netted to a use of $45,039,000. We repaid $39,414,000 of our outstanding debt under the credit facility and the unsecured line of credit, made new officer loans of $1,623,000, made principal payments on the note payable of $179,000 and realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000 and incurred $6,000 in other costs related to the issuance of stock. This compares to net cash used in financing activities of $10,952,000 in 2000. We borrowed $2,000,000 under the unsecured line of credit, incurred $30,000 in costs related to the issuance of the preferred shares, paid loan fees of $233,000 related to the six-month extension of the unsecured line of credit, made new officer loans of $167,000, paid principal payments on the note payable of $164,000, paid dividends and minority partner distributions of $12,358,000 net of a $45,000 equity adjustment for one partner.

Credit Facility and Line of Credit

    As of June 30, 2001, we were parties to a $200 million unsecured Revolving Credit Facility from a consortium of banks led by Bank of America, N.A., as lead agent. This Credit Facility was amended and restated on April 6, 1999 to increase borrowing capacity to $200.0 million. We were required to pay interest-only on the Credit Facility with the principal balance due in April 2002. Borrowings under this Credit Facility typically bore interest at an adjusted Eurodollar rate plus an applicable margin. The applicable margin (between 1.50% and 2.00%) was subject to adjustment based upon certain leverage ratios.

    As of June 30, 2001, we were also parties to a one-year term $25.0 million unsecured line of credit from Bank of America, N.A. This line of credit was originally scheduled to mature on April 1, 2000 and was extended to March 31, 2001 with a reduction in the availability to $10.0 million with the same pricing that was in effect under the original line plus a 0.75% up-front commitment fee. The balance outstanding on this line of credit as of June 30, 2001 was $2,187,000.

    On May 22, 2001, the lenders notified us that they had accelerated the obligations under the Credit Facility and line of credit and initiated a lawsuit to, among other things, enjoin the sale of assets and collect on their Note.

    We negotiated with the lenders under the Credit Facility and the line of credit on the terms of an amendment and restatement of those agreements. On July 25, 2001, we entered into an amended and restated credit agreement with those lenders. The new Credit Agreement consolidated the balances outstanding under the credit facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $150,000,000 on July 25, 2001. All events of default under the Credit Facility and line of credit were waived or cured upon the closing of the new Credit Agreement and the pending lawsuit was dismissed. The loans under the new Credit Agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our Golf Course and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the base rate plus 1% per annum. Our obligations under the new Credit Agreement is secured by substantially all of our real property assets and by certain mortgage notes held by us and our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the new Credit Agreement. As of August 10, 2001, the aggregate principal amount of loans outstanding under the new Credit Agreement is approximately $115,000,000.

    The new Credit Agreement limits our ability to sell real estate assets unless we receive net cash proceeds in excess of minimum amounts that are set forth in the new Credit Agreement. The new Credit Agreement contains a financial covenant regarding the minimum amount of cash rent that we receive. Non-financial covenants include maintenance of properties, requirements to insure the properties, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and mortgage notes, among others.

Funds from Operations

    The Company has historically considered Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of equity REITs in general, and the Company in particular, because FFO excludes the effect of depreciation and certain amortization expenses as operating expenses. Management also believes FFO is generally helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides our investors with an understanding of our ability to incur and service debt and make capital expenditures. However, because we are liquidating, the Company's ability to incur additional indebtedness, make capital expenditures and finance new investments is no longer meaningful. Accordingly, the Company no longer believes that FFO is meaningful in understanding the performance of the Company and therefore no longer plans to report FFO.

Inflation

    The Participating Leases generally provide for an initial term of 10 years with base rent and participating rent features. Base rent will increase by a base rent escalator for each year during the first five years of the term of each lease and for an additional five years if certain conditions are met. All of such leases are triple net lease requiring the lessees to pay for all maintenance and repair, insurance, utilities and services. The participating mortgage has a 5% increase in the base interest for up to five years, and an additional 3% for an additional five years if the performance option is exercised. As a result, we believe the effect of inflation on us is not material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt, at June 30, 2001, subject to interest rate exposure is $173.3 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $433,000 annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. Reference is made to Note 8 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    We are currently involved in the following material legal proceedings:

Bonaventure Golf Club

    We entered into a purchase and sale agreement with Legends Golf Holding, LLC, on February 14, 2001, to sell Bonaventure Golf Club, located in Ft. Lauderdale, Florida. Legends Golf Holding, LLC subsequently attempted to terminate its obligations to purchase Bonaventure Golf Club. We believe the bases on which the purchaser has attempted to terminate its obligations are invalid. In connection with this dispute, we filed a complaint for a declatory judgement in the Court of Common Pleas, Ninth Judicial Circuit, in the County of Charleston, South Carolina, on August 10, 2001 seeking specific performance of Legends Golf Holding, LLC to purchase the Bonaventure Golf Club. On July 31, 2001, the parties agreed to this accelerated nonappealable dispute resolution process which is to be concluded by November 30, 2001.

    On July 30, 2001, Golf Trust of America, L.P. ("Seller"), Legends Golf Holding, LLC ("Buyer"), Legends at Bonaventure, Inc. ("Tenant"), Larry Young and Danny Young entered into a First Amendment To Purchase Agreement, Fifth Amendment To Lease Agreement and Settlement Agreement to address their disputes regarding the Bonaventure Golf Club (the "Bonaventure Settlement Agreement"). The Bonaventure Settlement Agreement provides, in pertinent part, as follows: (i) the parties thereto shall close the transactions contemplated by the February 14, 2001 Purchase Agreement (the "Purchase Agreement") in accordance with the terms thereof, except with respect to the Bonaventure Golf Club, without prejudice to the parties pending disputes applicable to the Bonaventure Golf Club; (ii) the pending dispute pertains primarily to whether Buyer rightfully terminated its obligation to acquire the Bonaventure Golf Club under the Purchase Agreement as a result of certain title and environmental issues, and the parties thereto have determined that the matter shall be resolved in a judicial proceeding (the "Declaratory Relief Action"); (iii) the Seller and Buyer shall use their respective best efforts to cause the pending dispute to be heard and the trial to be held not later than 120 calendar days after the Declaratory Relief Action is heard; (iv) the decision rendered by the Court in the Declaratory Relief Action shall be final, binding and non-appealable; (v) if the Court in the Declaratory Relief Action determines that Buyer does not have the right to terminate its obligation to purchase the Bonaventure Golf Club under the Purchase Agreement, then Buyer shall be obligated to close the purchase of the Bonaventure Golf Club within 30 days after the date of the Court's decision; (vi) if Buyer fails to consummate the purchase of the Bonaventure Golf Club within the aforesaid 30-day period (other than by reason of Seller's default), then Seller may terminate the Purchase Agreement and require that Buyer pay Seller $3,000,000 as liquidated damages; (vii) in the event of any closing by Buyer of the Bonaventure Golf Club, at Buyer's request, Seller shall provide buyer with a purchase money loan up to $5,000,000 as contemplated by the Purchase Agreement and subject to the underwriting requirements therein; (viii) if Seller elects to sell the Bonaventure Golf Club to a third-party purchaser it may do so without the approval of Buyer and, upon such sale, the Declaratory Relief Action shall be dismissed, the Participating Lease and the Purchase Agreement shall be terminated and Buyer and Seller shall be released of any obligations either may have to the other with respect to the purchase and sale of the Bonaventure Golf Club; (ix) the Participating Lease shall (a) terminate upon the earliest to occur of the sale of the Bonaventure Golf Club, 30 days after the Court renders its decision in the Declaratory Relief Action, or the occurrence of an uncured default by Tenant under the Participating Lease, (b) provide for Annual Base Rent from and after August 1, 2001 until the expiration of the Participating Lease shall be $1,374,996 (or a monthly Base Rent of $114,583), and (c) if Buyer prevails in the Declaratory Relief Action and, as a result, the Participating Lease is terminated, and Buyer does not acquire the Bonaventure Golf Club, Seller shall reimburse Tenant the amount (if any) by which (1) the aggregate Base Rent actually paid by Tenant to Seller for the Bonaventure Golf Club for the period accruing from and after August 1, 2001 through and including the effective date of termination of the Participating Lease, exceeds (2) the aggregate earnings before interest, taxes, depreciation, amortization, rent and management fees, calculated on a cash basis, derived by Tenant from the Bonaventure Golf Club and accruing during the period commencing on (and including) August 1, 2001 through and including the effective date of termination of the Participating Lease; and (x) Larry Young and Danny Young shall each execute a guaranty of the obligations of the Seller under the Bonaventure Settlement Agreement.

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

    The discovery phase of the adversary proceeding concluded on April 20, 2001, and the trial concluded on May 7, 2001. Closing arguments were made on July 9, 2001, and the Bankruptcy Court took the matter under advisement. The issue that was tried is whether, for purposes of the lessee's bankruptcy case, the participating lease is a lease or an agreement. The court has not yet rendered an opinion on this matter.

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

    Since this matter commenced, Mystic Creek made certain payments to our Operating Partnership in a total amount less than the total rent payments due under the Lease. In May 2001, our Operating Partnership filed a motion to compel the payment or escrow of rent and taxes due under the Lease in and after May 2001. The Bankruptcy Court heard the motion in June 2001 and took the matter under advisement

    The collateral securing the lessee's obligations includes $543,000 in cash and 52,724 OP Units. Due to the bankruptcy, we are currently unable to apply this collateral to outstanding obligations owed to us by the lessee. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on March 14, 2001.

    Golf Trust of America v. Township of Milford and Oakland County.  Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek golf course on the property tax rolls. We assert that such property (in which we have a long term ground lease interest) is not subject to ad velorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for public purpose. Two cases are presently pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000 and 2001), while a third case (for prior years' tax assessments) is presently before the Michigan

Court of Appeals. We believe that the legal position taken by us in these matters is meritorious, although we are unable to predict the outcome of these cases with any degree of certainty. We anticipate that the Court of Appeals will act on this case before the end of the year; the other cases are stayed pending the outcome of that appeal.

Osage National Golf Club

    On October 25, 2000, we, together with the lessee and the previous owner of Osage National Golf Club, entered into a settlement agreement, pursuant to which the lessee delivered possession of the golf course to us on November 10, 2000, which resolved the eviction action that we had previously filed. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on March 14, 2001.

    We continue to operate the golf course through a wholly-owned subsidiary, GTA—Osage, LLC, since we took possession on November 10, 2000. The 90-day grace period allowed by the Internal Revenue Service during which gross golf course revenues are qualifying income for REIT tax purposes expired on February 8, 2001. Therefore, gross golf course revenues subsequent to this date will be disqualified for REIT tax purposes.

    The lawsuit Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction was the transfer of OP Units to Osage National Golf Club. Plaintiffs allege, under various theories, that the defendants misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented and, because of this, they have suffered actual damages in the amount of not less than $3,500,000. In addition, they claim that they are entitled to unspecific punitive damages. A Scheduling Conference was held in this case in late December 2000. The case is tentatively set for trial in January of 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to Plaintiffs' requests for documents and Plaintiffs have taken the depositions of several of our current and former officers. Plaintiffs have not yet responded to our discovery. Because of the preliminary nature of litigation, we are unable to give an assessment as to the likely outcome or as to a probable range of loss.

Sandpiper Golf Course

    On January 18, 2001, Sandpiper at SBCR, LLC, which is the lessee of our Sandpiper golf course, and Environmental Industries, Inc., or EII, filed a Complaint for Injunctive Relief and Declaratory Relief Pending Arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which we own the golf course, Sandpiper-Golf Trust LLC, or SGT. SGT had leased the golf course to the Sandpiper lessee pursuant to a Participating Lease dated March 6, 1998. EII has secured a line of credit guaranteeing the lessee's performance under the Participating Lease. The complaint alleges that the Sandpiper Participating Lessee is excused from paying rent under the Participating Lease because SGT has failed to perform certain obligations under the Participating Lease and under a purported amendment to the Participating Lease. The complaint does not allege a cause of action for breach of the Participating Lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the Participating Lease, terminating the Participating Lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the Participating Lease. On January 24, 2001, the Sandpiper lessee sought and obtained a temporary restraining order prohibiting SGT from issuing new notices of default, terminating the lease, or drawing on the letter of credit pending a preliminary injunction hearing scheduled for February 2, 2001. On January 27, 2001, the parties entered into a Standstill Agreement, pursuant to which the temporary restraining order dissolved by its terms on February 2, 2001. In addition, SGT agreed, among other things, not to terminate the lease based on the current disputes between the parties pending the outcome of the dispute resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award. Pursuant to the Standstill Agreement, the parties met on February 19, 2001, in an attempt to resolve their disputes. No discovery has been conducted to date. It is not possible to predict the outcome of the dispute.

    In a related action, on January 22, 2001, Golf Trust of America, Inc. was served with a Summons and Complaint in a case titled H-T Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., Case No. CV 01-00364-NM (AJWx), filed in the United States District Court for the Central District of California. The complaint alleged that plaintiff H-T Santa Barbara, Inc., or HT, is the owner of a resort near Santa Barbara, California and that plaintiff ADCO is an affiliate of HT. The complaint alleged that we are the alter ego of SGT, that HT and SGT are parties to a Golf Utilization Agreement, and that we, through SGT, breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint also alleged that, if we are not the alter ego of SGT, then we have negligently and/or intentionally interfered with the Golf Utilization Agreement. The complaint further alleged that we misrepresented its intention to fund the renovation of the golf course, that we falsely represented that the lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleged that we breached the term sheet and the lease by failing to renovate the golf course. The complaint sought actual damages in excess of $50 million, punitive damages and injunctive relief. On March 31, 2001, the parties filed a stipulation in court to dismiss the action in its entirety without prejudice. Plaintiffs have indicated that they will file a similar action in state court.

    On May 22, 2001, HT-Santa Barbara, Inc. and the ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and the ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC, Case No. 1042834. The allegations in the complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50,000,000, interest, punitive damages, costs of suit, (including attorney's fees), and specific performance. On Friday, June 22, 2001, defendants filed a demurrer to the complaint and a motion to stay the action pending the outcome of the arbitration to be concluded in the disputed described above regarding SBCR, LLC and EII. The hearing on the demurrer and motion to stay is scheduled for August 20, 2001. The parties have conducted no discovery to date. It is not possible to predict the outcome of the dispute.

Other Litigation

    Concordia I, L.P. v. Golf Trust of America, Inc., et al. On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and Mr. Young. The lawsuit was brought by Concordia I, L.P., which claims to be one of our stockholders and which seeks to prosecute its claim on behalf of all of our stockholders other than the defendants' and their affiliates or immediate family members. The lawsuit seeks damages in an unspecified amount. The plaintiff alleges that our payments to our officers under their employment contracts and our agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. Finally, the plaintiff alleges that our preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff seeks to void any vote taken pursuant thereto. The plaintiff delivered to us on July 30, 2001 an Amended Class Action Complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendants. The matter has been tendered to our directors and officers insurance carrier. We are evaluating the Amended Class Action Complaint. The Amended Class Action Complaint against Banc of America Securities, LLC and Bank of America, N.A. asserts claims against such entities for negligent misrepresentation, unjust enrichment, equitable estoppel and aiding and abetting proxy misrepresentation. We are not able to assess the outcome of this action at this time.

    Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al. This is an action issued by a contractor, Lake Ozark Construction Industries, Inc., or LOC, against numerous defendants including us. LOC asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon the Golf Course. The lien amount is $1,427,302 plus interest at 10% per annum from the May 20, 1999 filing. Discovery in this case is proceeding. The Court ruled on June 25, 2001, on cross motions for summary judgement filed by Plaintiffs, Golf Trust of America, L.P., and defendant Central bank of Lake of the Ozarks, a beneficiary of deeds of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The Court denied all the motions with one exception—it granted Everett summary judgement on Count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to Golf Trust of America, L.P. and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The Court did not explain its rulings on the remainder of Plaintiff's' motion or on the motions of Golf Trust of America, L.P. and Central Bank of the Ozarks, except that "there remain substantial and genuine issues of material fact." Since the Court's ruling on the summary judgement motions, Plaintiffs have moved for a trial setting. The Court has scheduled a hearing on August 28th on the trial setting motion. While substantial discovery and other activity have occurred in this case, substantial further discovery remains to be conducted, and we are unable to give an assessment as to the likely outcome or as to a probably range of loss.

    On May 22, 2001, Bank of America, N.A., as administrative agent for itself and a group of lenders, filed suit in the North Carolina state court against Golf Trust of America, L.P., Golf Trust of America, Inc., GTA GP, Inc., GTA L.P., Inc., Sandpiper-Golf Trust, LLC and Sandpiper GTA Development, Inc. (Case no. 01-CVS-10072). The suit alleged the Golf Trust of America, L.P. was in default under terms of its Syndicated Credit Agreement with the bank group and a Bridge Credit Agreement with Bank of America and that the remaining defendants had personally guaranteed these debts. The Complaint alleged damages in the amount of $172,354,725.91, plus interest, costs, and expenses, including attorneys' fees. On or about July 25, 2001, the parties to the lawsuit closed an amended and restated credit agreement with the bank group, and as part of the amended and rested credit agreement, the parties filed a Stipulation dismissing the pending lawsuit without prejudice.

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

Item 2. CHANGES IN SECURITIES

    Not Applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    Since the third quarter of 2000, the administrative agent for our lenders has asserted that we were in violation of the unencumbered pool coverage requirement of 175% and several of the financial covenants of the Credit Facility and line of credit due to the write-down in the value of certain of our assets, a decrease in revenues from lessee defaults under Participating Leases, and related increases in expenses, as well as expenses incurred as a result of the strategic alternatives review process and the proposed Plan of Liquidation. We were notified by our lenders on March 5, 2001 that our interest rate would thereafter be at the default rate of interest (prime rate plus 2%) as defined in our Credit Facility and line of credit. On May 22, 2001, the lenders notified us that they had accelerated the obligations under the Credit Facility and line of credit.

    On July 25, 2001, we entered into an amended and restated credit agreement with the lenders under the Credit Facility and the line of credit. The new Credit Agreement consolidated the balances outstanding under the Credit Facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default under the Credit Facility and line of credit were waived or cured upon the closing of the new Credit Agreement. The obligations under the new Credit Agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our Golf Courses and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the prime rate plus 1% per annum. The loans under the new Credit Agreement are secured by substantially all of our Golf Courses and by certain mortgages held by us and our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the new Credit Agreement

    The new Credit Agreement limits our ability to sell real estate assets unless we receive net cash proceeds in excess of minimum amounts that are set forth in the new Credit Agreement. The new Credit Agreement contains a financial covenant regarding the minimum amount of cash rent that we receive. Non-financial covenants include maintenance of properties, requirements to insure the properties, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and mortgage notes, among others.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)
On May 22, 2001, a Special Meeting of our Common Stockholders was held for the purpose of voting on a proposal to approve the Plan of Liquidation.

b)
Our common stockholders approved the Plan of Liquidation, with the following votes cast with respect to the proposal:

Shares Voted For	Shares Voted Against	Shares Withheld
6,736,789	138,080	14,624

    Our preferred stockholders approved the Plan of Liquidation, with the following votes cast with respect to the proposal:

Shares Voted For	Shares Voted Against	Shares Withheld
800,000	0	0

Item 5. OTHER INFORMATION

    Not Applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    During the quarter ended June 30, 2001 the following reports on Form 8-K:

    Dated May 22, 2001, describing under Item 5 the shareholder approval of the Plan of Liquidation and that our lenders had notified that they were accelerating the outstanding debt under two credit agreements.

    Dated May 31, 2001, describing under Item 5 that the continuing discussions with our lenders led to the cancellation of the May 31, 2001 and June 14, 2001 preliminary injunction hearings and the postponement of the injunction hearing scheduled for June 26, 2001 to July 10, 2001.

    Dated July 10, 2001, describing under Item 5 that the continuing discussions with our lenders led to the postponement of the injunction hearing scheduled for July 10, 2001 to July 26, 2001 and that on July 25, 2001 we entered into an amended and restated credit agreement with our lenders.

    Dated July 30, 2001 describing under Item 5 that the Legends transaction has closed and that the Bonaventure Participating Lease was amended.

  (a)
  Exhibits

    The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2001 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

No.	Description
2.1	Plan of Liquidation as adopted by our Board of Directors on February 25, 2001 (previously filed as Exhibit A to our Company's Proxy Statement on Form 14A filed April 10, 2001 and incorporated herein by reference.
2.2
Plan of Liquidation and Dissolution, as approved by the Board of Directors of Golf Trust of America, Inc. on February 25, 2001 (previously filed as Exhibit A to our company's preliminary proxy statement on Schedule 14A, filed March 14, 2001, and incorporated herein by reference).
2.3
Plan of Liquidation and Dissolution, as approved by our company's shareholders on May 22, 2001 (previously filed as Exhibit 2.1 to our company's Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference)
3.1.1
Articles of Amendment and Restatement of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).
3.1.2
Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit 3.2B to our company's Quarterly Report on Form 10-Q, filed August 14, 1998 and incorporated herein by reference).
3.1.3
Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on May 25, 2001 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8-K, filed May 30, 2001 and incorporated herein by reference).
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
3.3
Bylaws of Golf Trust of America, Inc., as amended by the Board of Directors on April 2, 2001 and as currently in effect (previously filed as Exhibit 3.3 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091) , filed May 15, 2001, and incorporated herein by reference).
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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through August 10, 2001
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
10.2.4
Second Amended and Restated Credit Agreement, dated as of July 25, 2001, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., Sandpiper-Golf Trust, LLC, GTA Tierra Del Sol, LLC, and GTA Osage, LLC, as Guarantors, the Lenders referred to therein, and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed August 1, 2001, and incorporated herein by reference).
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
10.20.1+
Purchase and Sale Agreement, between Golf Trust of America, L.P., as seller, and Legends Golf Holding, LLC, as buyer, dated as of February 14, 2001 (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference and as Exhibit 10.1 to our company's Current Report on Form 8-K, filed August 14, 2001 and incorporated herein by reference).
10.20.2
First Amendment to Purchase Agreement, Fifth Amendment to Lease Agreement (Bonaventure Golf Club) and Settlement Agreement dated as of July 30, 2001, by and among Golf Trust of America, L.P., Legends Golf Holding, LLC, Legends at Bonaventure, Inc., Larry Young and Danny Young (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed August 14, 2001 and incorporated herein by reference).
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
FOR THE SIX MONTHS ENDED JUNE 30, 2001

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer

/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President, Chief Executive Officer and Chairman of the Board of Directors	8/14/01 Date
/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer	8/14/01 Date

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
2.2
Plan of Liquidation and Dissolution, as approved by the Board of Directors of Golf Trust of America, Inc. on February 25, 2001 (previously filed as Exhibit A to our company's preliminary proxy statement on Schedule 14A, filed March 14, 2001, and incorporated herein by reference).
2.3
Plan of Liquidation and Dissolution, as approved by our company's shareholders on May 22, 2001 (previously filed as Exhibit 2.1 to our company's Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference)
3.1.1
Articles of Amendment and Restatement of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).
3.1.2
Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit 3.2B to our company's Quarterly Report on Form 10-Q, filed August 14, 1998 and incorporated herein by reference).
3.1.3
Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on May 25, 2001 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8-K, filed May 30, 2001 and incorporated herein by reference).
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
3.3
Bylaws of Golf Trust of America, Inc., as amended by the Board of Directors on April 2, 2001 and as currently in effect (previously filed as Exhibit 3.3 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091) , filed May 15, 2001, and incorporated herein by reference).
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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through August 10, 2001.
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
10.2.4
Second Amended and Restated Credit Agreement, dated as of July 25, 2001, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., Sandpiper-Golf Trust, LLC, GTA Tierra Del Sol, LLC, and GTA Osage, LLC, as Guarantors, the Lenders referred to therein, and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed August 1, 2001, and incorporated herein by reference).
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

10.16.2
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001(previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference).
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
10.20.1+
Purchase and Sale Agreement, between Golf Trust of America, L.P., as seller, and Legends Golf Holding, LLC, as buyer, dated as of February 14, 2001 (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference and as Exhibit 10.1 to our company's Current Report on Form 8-K, filed August 14, 2001 and incorporated herein by reference).
10.20.2
First Amendment to Purchase Agreement, Fifth Amendment to Lease Agreement (Bonaventure Golf Club) and Settlement Agreement dated as of July 30, 2001, by and among Golf Trust of America, L.P., Legends Golf Holding, LLC, Legends at Bonaventure, Inc., Larry Young and Danny Young (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed August 14, 2001 and incorporated herein by reference).
10.21
Confidentiality and Standstill Letter Agreement between Golf Trust of America, Inc. and The Legends Group, dated as of February 14, 2001 (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed March 14, 2001, and incorporated herein by reference).

*
Filed herewith

+
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 2. CHANGES IN SECURITIES
  Item 3. DEFAULTS UPON SENIOR SECURITIES
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5. OTHER INFORMATION
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
EXHIBIT INDEX