Form 10-Q
period 2001-09-03
GOLF TRUST OF AMERICA INC
filed 2001-11-15
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.

 (Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14 North Adger's Wharf, Charleston, South Carolina 29401

 (Address of principal executive offices) (Zip Code)

(843) 723-4653

 (Registrant's telephone number, including area code)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

                On November 9, 2001 there were 7,778,103 common shares outstanding of the registrant's only class of common stock. On November 9, 2001, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

GOLF TRUST OF AMERICA, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Index

Part I.	Financial Information
Item 1.	Financial Statements
Condensed Consolidated Statement of Net Assets (unaudited) as of September 30, 2001 (Liquidation Basis) and Condensed Consolidated Balance Sheet as of December 31, 2000 (Going Concern Basis)

Condensed Consolidated Statements of Changes in Net Assets  for the Three Months Ended September 30, 2001(unaudited)  (Liquidation Basis) and Condensed Consolidated Statement of Loss for the Three Months Ended September 30, 2000 (Going Concern Basis)

Condensed Consolidated Statements of Loss (unaudited) for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis), Changes in Net Assets for the period May 23, 2001 to September 30, 2001 (Liquidation Basis) and for the Nine Months Ended September 30, 2000 (Going Concern Basis)

Condensed Consolidated Statements of Cash Flows (unaudited) for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to September 30, 2001 (Liquidation Basis) and for the Nine Months Ended September 30, 2000

Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Part II.	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits Index and Report on Form 8–K
Signatures

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AS OF SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
AND CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2000 (GOING CONCERN BASIS)
(In thousands except per share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Real Estate and Mortgage Note Receivable—Net	$—	$335,350
Real Estate and Mortgage Note Receivable Held for Sale	199,024	—
Cash and cash equivalents	13,919	4,458
Restricted cash	2,095	—
Prepaid expenses and deferred charges	380	1,693
Receivables—Net	21,434	18,380
Total Assets	$236,852	$359,881

Liabilities
Debt	119,476	224,750
Accounts payable and other liabilities	3,354	7,997
Reserve for Estimated Costs During the Period of Liquidation	11,195	—
Total Liabilities	$134,025	$232,747

Commitments and Contingencies
Minority Interest	—	45,061
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	—

Stockholders' Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	—	20,000
Common stock, $.01 par value, 90,000,000 shares authorized and 8,155,533 shares issued and outstanding	—	82
Additional paid–in capital	—	130,288
Dividends in excess of accumulated earnings	—	(55,053)
Loans to officers	—	(2,725)
Unearned compensation	—	(1,544)
Note receivable for subscribed stock	—	(8,975)

Stockholders' Equity	—	82,073

Total Liabilities and Stockholders' Equity	—	$359,881

NET ASSETS IN LIQUIDATION (available to holders of Common Stock and OP unit holders)	$82,827

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (LIQUIDATION BASIS) AND LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (GOING CONCERN BASIS)

 (in thousands except per share data)

 (unaudited)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000
Revenues
Rent from affiliates	$1,768	$4,727
Rent	3,209	6,840
Mortgage interest	2,258	2,217

Total revenues	7,235	13,784

Expenses:
General & Administrative	1,130	1,780
Impairment loss	—	25,300
Depreciation and Amortization	—	4,497
Total expenses	1,130	31,577
Operating income (loss)	6,105	(17,793)
Other (expense) income:
Interest income	139	608
Interest expense	(3,135)	(4,851)
Total other (expense) income	(2,996)	(4,243)
Net income (loss) before minority interest	3,109	(22,036)
Net loss applicable to minority interest	—	(7,689)

Income (loss) Before Adjustment for Liquidation Basis	3,109	(14,347)
Adjustment for Liquidation Basis of Accounting	(15,388)	—
Net loss	(12,279)	(14,347)

Dividends and Distributions:
Preferred Dividends	(463)	(463)
Dividends/Distributions to Common Stock and Operating Partnership Unit Holders	(2,071)	—
Value of Operating Partnership Units redeemed in sale of Golf Courses	(7,909)	—
Total Dividends and Distributions	(10,443)	(463)

Net loss to holders of Common Stock		$(14,810)

Net Change in Net Assets Available to holders of Common Stock and OP Unit Holders	$(22,722)

Basic loss per share		$(1.82)

Weighted average number of shares—basic		8,150

Diluted loss per share		$(1.82)

Weighted average number of shares—diluted		8,150

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001
(GOING CONCERN BASIS), CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO SEPTEMBER 30, 2001
(LIQUIDATION BASIS) AND LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (GOING CONCERN BASIS)

(in thousands except per share data)

(unaudited)

	Period 1/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 To 9/30/01 (Liquidation Basis)	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Revenues
Rent from affiliates	$6,539	$3,527	$10,066	$14,158
Rent	8,458	5,296	13,754	21,734
Mortgage interest	3,651	3,126	6,777	6,835
Total revenues	18,648	11,949	30,597	42,727

Expenses:
General & Administrative	5,630	1,446	7,076	4,750
Costs associated with Plan of Liquidation	7,908	—	7,908	—
Impairment loss	—	—	—	25,300
Depreciation and Amortization	—	—	—	13,779
Total expenses	13,538	1,446	14,984	43,829
Operating income (loss)	5,110	10,503	15,613	(1,102)

Other income (expense):
Interest income	625	306	931	1,770
Interest expense	(7,920)	(5,026)	(12,946)	(13,830)
Gain on disposal of assets	39	—	39	—
Total other income (expense)	(7,256)	(4,720)	(11,976)	(12,060)
Net (loss) income before minority interest	(2,146)	5,783	3,637	(13,162)

Net loss applicable to minority interest	(771)	—	(771)	(4,467)
Income (loss) before adjustment for liquidation basis	(1,375)	5,783	4,408	(8,695)
Adjustment for Liquidation Basis of Accounting	—	(17,437)	(17,437)	—
Net loss	(1,375)	(11,654)	(13,029)	(8,695)

Dividends and Distributions:
Preferred Dividends	(462)	(926)	(1,388)	(1,388)
Dividends/Distributions to Common Stock and Operating Partnership Unit Holders	—	(2,071)	(2,071)	—
Value of Operating Partnership Units redeemed in sale of Golf Courses	—	(7,909)	(7,909)	—
Total Dividends and Distributions	(462)	(10,906)	(11,368)	(1,388)
Net loss to holders of Common Stock	$(1,837)			$(10,083)

Net Change in Net Assets Available to holders of Common Stock and OP Unit Holders		$(22,560)	$(24,397)

Basic loss per share	$(0.20)			$(1.25)

Weighted average number of shares—basic	9,055			8,058

Diluted loss per share	$(0.20)			$(1.25)

Weighted average number of shares—diluted	9,055			8,058

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD JANUARY 1, 2001 TO
MAY 22, 2001 (GOING CONCERN BASIS)
AND MAY 23, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS) AND THE
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands)

(unaudited)

	Period 1/1/01 To 5/22/01 (Going Concern Basis)	Period 5/23/01 To 9/30/01 (Liquidation Basis)	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

Cash flows from operating activities:
Net loss	$(1,375)	$(11,654)	$(13,029)	$(8,695)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	—	—	—	25,300
Adjustment to Liquidation Basis of Accounting	—	17,438	17,438	—
Depreciation and amortization	—	—	—	13,779
Accrued interest on note receivable	—	(143)	(143)	—
Gain on disposal of assets	(40)	—	(40)	—
Loan cost amortization	139	—	139	996
Straight–line interest, rent and other	174	—	174	(431)
Forgiveness of officer loans	2,725	—	2,725	—
Amortization of restricted stock compensation	1,544	—	1,544	695
(Loss) applicable to minority interest	(771)	—	(771)	(4,467)
Decrease (increase) in receivable from affiliates	66	(352)	(286)	(1,644)
Decrease (increase) in other assets	1,782	4,262	6,044	(918)
Increase in restricted cash	—	(2,095)	(2,095)	—
Increase in accounts payable and other liabilities	(2,507)	942	(1,565)	(1,417)
Decrease in liquidation liabilities	—	(3,171)	(3,171)	—

Net cash provided by operating activities	1,737	5,227	6,964	23,198

Cash flows from (used in) investing activities:
Golf Course improvements	(826)	(483)	(1,309)	(2,987)
Other investing activities	—	(254)	(254)	—
Net proceeds from Golf Course dispositions	40,383	78,943	119,326	—
Payments on note receivable from sale of land	1,243	—	1,243	1,110
Decrease in mortgage notes receivable	4	442	446	12

Net cash provided by (used in) investing activities	40,804	78,648	119,452	(1,865)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(34,275)	(58,949)	(93,224)	2,000
Payments on notes and line of credit	(148)	(11,902)	(12,050)	(249)
Net proceeds from issuance of Common Stock	10	—	10	19
Preferred Stock issuance costs and other	(6)	(152)	(158)	(31)
Loan fees	—	—	—	(233)
Loans to officers	(1,603)	(41)	(1,644)	(226)
Redemption of OP Units	—	—	—	(2,269)
Distributions to minority partners	(935)	(127)	(1,062)	(6,365)
Dividends paid	(2,740)	(6,087)	(8,827)	(12,087)
Net cash used in financing activities	(39,697)	(77,258)	(116,955)	(19,441)
Net increase in cash	2,844	6,617	9,461	1,892
Cash and cash equivalents, beginning of period	4,458	7,302	4,458	3,905

Cash and cash equivalents, end of period	$7,302	$13,919	$13,919	$5,797

Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$7,920	$5,026	$12,946	$13,830

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.              Plan of Liquidation, Sale to Legends Golf, and Impact of Events of  September 11, 2001

                During 2000, our management and Board of Directors observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of national and global economic concerns. This business environment posed a significant challenge for us due to the fact that, as a real estate investment trust ("REIT") utilizing the triple-net lease structure, we are unable to control the direct operation of our Golf Courses (see Note 2 for further discussions) without jeopardizing our REIT status.

                On November 6, 2000, our Board formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to the Board. On February 25, 2001 our Board of Directors adopted a Plan of Liquidation (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to our stockholders for approval. Our stockholders approved the Plan of Liquidation at a Special Meeting of the Stockholders  on May 22, 2001. Ninety-eight percent of the shares represented at the special meeting voted in favor of the Plan of Liquidation.  As a percentage of our outstanding common shares, 77% voted in favor of the Plan of Liquidation.   One hundred percent of our preferred stock voted in favor of the Plan of Liquidation. The Plan of Liquidation contemplates the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment of a reserve to fund certain of our contingent liabilities. The Plan of Liquidation gives our Board of Directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders.  All of our remaining Golf Courses are now held for sale following shareholders’ approval of the Plan of Liquidation.

We believe that public reaction to the terrorist attacks of September 11, 2001, together with the national economic slowdown of the past few months, is having a significant adverse impact on the travel and leisure sector of the U.S. economy.  Based on management’s discussions with industry participants, we believe the golf industry in general, and the golf-related  destination-resort sector in particular, is experiencing material declines in revenue since September 11, 2001. We attribute these declines primarily to the public’s fear of travel and hesitancy to engage in leisure spending. In this environment, golf course and golf resort operators are finding it difficult to project future operating results because of their inability to predict how long public pessimism will last or when economic recovery will begin.

Immediately after September 11th , Golf Course sales negotiations stalled due to the uncertainty of the economic impact of the attacks. Some potential buyers face internal moratoriums on new investments while other potential Golf Course buyers face uncertain prospects of obtaining financing. In addition, the increased difficulty of projecting operating results caused some potential Golf Course buyers to reduce their offer prices insofar as they valued our Golf Courses based on projected revenue streams.

Recently, sales negotiations have resumed on selected Golf Course assets; however, the effect of September 11 th on the financial markets and the travel, leisure, and destination resort sector, may impact our Plan of Liquidation by causing a prolonged liquidation time frame and uncertain Golf Course asset valuations. Prior to September 11, we had expected that the Plan of Liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. Our ability to complete the Plan of Liquidation within this time frame and within the contemplated range of liquidating distributions per share contemplated in the Plan of Liquidation is now less certain. Our ability to complete the Plan of Liquidation as contemplated therein is also contingent on our ability to extend our loan terms with our lender. See “Credit Agreement” below.

The Innisbrook Resort borrower recently informed us that the events of September 11th had significantly impacted the short- and intermediate-term operating performance of the Innisbrook property and that there is a risk that the borrower may default on its mortgage payments to us. We are in discussions with the borrower regarding its ability to meet its financial obligations to us pursuant to the Participating Mortgage. In that regard, on November 14, 2001, we forwarded a notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its Participating Lease, and on November 14, 2001, we forwarded a notice to the borrower based upon its non-payment of the October 2001 interest payment on the Participating Mortgage.  In consideration of all of the aforementioned facts and circumstances and consistent with management’s valuation assessments applied since the third quarter of 2000 when we recorded the first impairment loss on our Golf Course assets, we have included in our Adjustment to the Liquidation Basis of Accounting for the three months ended September 30, 2001 a write-down of our Golf Course assets of approximately $15.0 million. (See Note 2 – “Adjustment to Liquidation Basis of Accounting”).

                Credit Agreement

                On July 25, 2001, we entered into an amended and restated credit agreement with our lenders under the Credit Facility and the line of credit. The new Credit Agreement consolidated the balances outstanding under the Credit Facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000, which has since been paid down to approximately $101,000,000, and a maturity date of June 30, 2002. All events of default under the Credit Facility and line of credit were waived or cured as of the closing of the new Credit Agreement. The loan under the new Credit Agreement is secured by substantially all of our Golf Courses and by one mortgage held by us or by our subsidiaries.  Each of our material subsidiaries is a guarantor under the new Credit Agreement.  Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our lessees and our mortgagee, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our new Credit Agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under the Credit Agreement.  If we were unable to do so, the lenders could foreclose upon and sell our remaining Golf Courses.  There is a risk that the lenders would not market the Golf Courses as effectively as we would.  To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to shareholders would be lower. ( see Note 7 for further discussion).

2.             Organization and Basis of Presentation

                We were incorporated in Maryland on November 8, 1996 and we elected to be taxed as a REIT from and after our initial public offering in February, 1997.  As of November 9, 2001, we hold participating interests in 16.0 Golf Courses and direct controlling interests in 7.0 Golf Courses (collectively, the "Golf Courses"), 19 of the 23 Golf Courses are owned by us and four (owned by others) serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 19 Golf Courses that we own, 17.5 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The Golf Courses are located in Florida (10), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), Texas (1.5), California, New Mexico, and West Virginia. Golf Course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 Golf Courses. Title to the acquired Golf Courses is held by Golf Trust of America, L.P., a Delaware limited partnership, and, in the case of the Sandpiper Golf Course, through a wholly–owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" or "OP" and we refer to the Operating Partnership and Golf Trust of America, Inc. (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation, holds a 96.6 percent interest in the Operating Partnership as of November 9, 2001. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 96.4 percent interest therein. Operators of the Golf Courses, their affiliates and an officer of the Company hold the remaining 3.4 percent interest in the Operating Partnership.

                The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership and their material subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                Adjustment to Liquidation Basis of Accounting

                As a result of the Board’s adoption of the Plan of Liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with implementing the Plan of Liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified because the common OP unit holders do not have preferential distribution rights over the common shareholders. The valuation of real estate held for sale as of September 30, 2001 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of September 30, 2001. The net adjustment at May 23, 2001 required to convert from the going concern (historical cost) basis to the liquidation basis of accounting, amounted to a negative adjustment of $2,816,000, which is included in the June 30, 2001 Consolidated Statement of Net Assets (liquidation basis).  Further adjustments were included in the September 30, 2001 Consolidated Statement of Changes in Net Assets (liquidation basis) to reflect decreases in the carrying value of net assets summarized below.  The Net Assets represent the assets available to our common shareholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units (excluding intra-Company holdings) outstanding at November 9, 2001 is approximately 8,076,993.

Nine Months Ended September 30, 2001

Increase to reflect estimated net realizable values of certain Golf Courses	$30,987,000
Decrease to reflect estimated fair value of certain Golf Courses	(29,657,000)
Gain realized on disposal of certain Golf Courses	352,000
Reserve for estimated costs during the period of liquidation	(14,366,000)
Write–off of deferred debt costs	(1,224,000)
Write–off of unamortized initial issue discount on the Mortgage Note Receivable and certain Golf Courses	(3,529,000)
Adjustment to reflect the change to liquidation basis of accounting	$(17,437,000)

                Reserve for Estimated Costs During the Period of Liquidation

                Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with executing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from Golf Course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid out over the liquidation period.

                The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	June 30, 2001

		Payments

			Adjustments

				Balance September 30, 2001

Severance	$5,163,000	$(9,000)	—	$5,154,000
Professional Fees	3,010,000	(1,137,000)	—	1,873,000
Fees related to renegotiations of debt	1,105,000	(1,105,000)	—	-
Financial Advisor Fees	1,408,000	(794,000)	—	614,000
Capital Expenditures	880,000	(92,000)	—	788,000
Other	2,800,000	(34,000)	—	2,766,000

Total	$14,366,000	$(3,171,000)	—	$11,195,000

                Included in the severance amounts above are payments to our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the Plan of Liquidation (which has already occurred) and the repayment of the Credit Agreement. Additional payments aggregating approximately $1,895,000 are payable upon the later of our repayment of the Credit Agreement and the one-year anniversary of our Board adoption of the Plan of Liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

                Included in our reserve for costs during the period of liquidation are payments to our executives, pursuant to their amended and restated employment agreements, that may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered if a change in control were to occur by February 25, 2002, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The employment agreements require us to reimburse our executives for any such excise taxes.  The amount of these "gross-up" excise tax payments due could be as much as $4.7 million. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount.

3.             Summary of Significant Accounting Policies

                Interim Statements

                The accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2000 and for the period ended May 22, 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and under the liquidation basis of accounting since then, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

                Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed by the rules of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form
10-K, as amended, for the year ended December 31, 2000.

                Principles of Consolidation

                The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                Depreciation and Amortization

                Depreciation expense was not recorded during the nine-month period ended September 30, 2001 because substantially all of our long-lived assets were deemed to be held for sale.

                Prior to the time that we adopted the liquidation basis of accounting, deferred loan fees were amortized using the straight-line method over the related estimated life. Upon the adoption of the liquidation basis of accounting, deferred loan fees of approximately $1,224,000 were written off to reflect the balances at their net realizable value.

                Income Taxes

                We qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with other requirements. Because of the tax rules applicable to REITs, we are generally not allowed to operate our Golf Courses. As an exception to this rule, however, the Internal Revenue Code allows a 90-day grace period following a foreclosure or eviction of the lessee under the Participating Leases during which we can operate the Golf Course and the revenues will be qualifying income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive 5% of our Gross Income, thus, at the expiration of the 90-day period, the property must either be sold or an agreement must be secured with an independent contractor to assume management.  Otherwise gross revenue from subsequent operations at any such Golf Course is disqualified income for REIT tax purposes. Gross revenue from Golf Courses managed after the expiration of the 90-day grace period and that exceeds 5% of our Gross Income is taxable. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The Golf Courses subject to this rule as of November 9, 2001 were Tierra Del Sol, Osage National, Wekiva, Cypress Creek, Black Bear and Mystic Creek. At September 30, 2001, the grace period had expired for 5.5 of the 7.0 aforementioned Golf Courses.  However, we were in compliance with the REIT rules for the fiscal quarter ended September 30, 2001 due to the fact that the Gross Revenue test is only measured on an annual basis. We face the risk that, in future periods, projected income from our directly managed Golf Courses might exceed the maximums allowed by the REIT rules.  In that case, in order to retain our qualification as a REIT, we might be forced to close operations at one or more of those Golf Courses (until an independent operator could be located or until the Golf Course could be sold).  Such a closure would reduce our revenue and, ultimately, might reduce our liquidating distributions to our shareholders. Moreover, our foreclosure on the borrower at the Innisbrook Resort may impact our REIT status; we are currently evaluating the consequences of any such foreclosure on our REIT status.

                In order for us to maintain our qualification as a REIT, not more than 50% in value of our Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of our REIT qualification, our Articles of Incorporation prohibit direct or constructive ownership of more than 9.8% of the Common Stock by any person.

                We have elected to qualify as a REIT for federal income tax purposes. Although we expect that we will continue to qualify as a REIT for the period prior to the distribution of our remaining assets to the common stockholders (including the potential transfer of remaining assets to a liquidating trust), we face the risk that we might lose or terminate our status as a REIT as a result of presently unforeseen circumstances.

                Earnings/Loss Per Common Share

                Earnings/loss per common share are presented for the period ended May 22, 2001 and the nine months ended September 30, 2000 under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common share outstanding during the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the period, plus the impact of those common share equivalents (i.e., stock options, convertible preferred stock and OP Units) that are dilutive. Common share equivalents for the effect of dilutive stock options were 700 for the nine months ended September 30, 2000.

                Since the adoption of the liquidation basis of accounting on May 23, 2001, earnings/loss per share was not computed, as such amounts are not deemed to be meaningful.

4.             Commitments and Contingencies

                Litigation

                Concordia I, L.P. v. Golf Trust of America, Inc., et al. On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and Mr. Young. The lawsuit was brought by Concordia I, L.P., which claims to be one of our stockholders and which seeks to prosecute its claim on behalf of all of our stockholders other than the defendants and their affiliates or immediate family members. The lawsuit seeks damages in an unspecified amount. The plaintiff alleges that our payments to our officers under their employment contracts and our agreement to sell Golf Courses to Legends resulted from a breach of the defendants' fiduciary duties to our stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. Additionally, the plaintiff alleges that our preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff seeks to void any vote taken pursuant thereto or, in the alternative, damages. The plaintiff delivered to us on July 30, 2001 an Amended Class Action Complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendants. The Amended Class Action Complaint against Banc of America Securities, LLC and Bank of America, N.A. asserts claims against these entities for negligent misrepresentation, unjust enrichment, equitable estoppel and aiding and abetting proxy misrepresentation. The matter has been tendered to our directors’ and officers’ insurance carrier. Golf Trust of America, Inc. and its officers and directors have moved to dismiss the complaint for failure to state a claim upon which relief may be granted.  The plaintiff's’ response to this motion was received on November 6, 2001.  A hearing on this motion is scheduled for November 19, 2001.  We are not able to assess the outcome of this action at this time.

                We currently are in litigation or disputes with certain lessees respecting events of defaults under the Participating Leases or other matters.

On January 18, 2001, Sandpiper at SBCR, LLC, which is the Lessee of our Sandpiper Golf Course, and Environmental Industries, Inc. (“EII”) filed a Complaint for Injunctive Relief and Declaratory Relief Pending Arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which we own the Golf Course, Sandpiper-Golf Trust LLC, or SGT.  SGT had leased the Golf Course to the Sandpiper Lessee pursuant to a Participating Lease dated March 6, 1998.  EII has secured a line of credit guaranteeing the Lessee’s performance under the Participating Lease.  The complaint alleges that the Sandpiper Lessee is excused from paying rent under the Participating Lease because SGT has failed to perform certain obligations under the Participating Lease and under a purported amendment to the Participating Lease.  The complaint does not allege a cause of action for breach of the Participating Lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the Participating Lease, terminating the Participating Lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the Participating Lease.  On January 24, 2001, the Sandpiper Lessee sought and obtained a temporary restraining order prohibiting SGT from issuing notices of default, terminating the Participating Lease, or drawing on the letter of credit pending a preliminary injunction hearing scheduled for February 2, 2001.  On January 27, 2001, the parties entered into a Standstill Agreement, pursuant to which the temporary restraining order dissolved by its terms on February 2, 2001.  In addition, SGT agreed, among other things, not to terminate the Participating Lease based on the current disputes between the parties pending the outcome of the dispute resolution process.  In exchange, the Sandpiper Lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award.

Pursuant to the terms of the Participating Lease, the parties have agreed to arbitrate this dispute.  The arbitration hearing is scheduled to commence on December 13, 2001.  Discovery is just now commencing, and it is not possible to predict the outcome of the dispute.

                Two complaints (a federal and state court action) have been filed against the Company related to the Sandpiper Golf Course alleging that the Company breached, among other things, its promise under the Golf Utilization Agreement and failed to perform under the terms of the Participating Lease. The plaintiffs are seeking damages in excess of $50 million. On March 31, 2001, in the case of the federal court action, the parties filed a stipulation in court to dismiss the action in its entirety without prejudice. On May 22, 2001, HT-Santa Barbara, Inc. and the ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara, California titled HT-Santa Barbara, Inc. and the ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC, Case No. 1042834. The allegations in the complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50,000,000, interest, punitive damages, costs of suit, (including attorney's fees), and specific performance. On Friday, June 22, 2001, defendants filed a motion to dismiss the complaint and a motion to stay the action pending the outcome of an arbitration to be concluded in a dispute regarding Sandpiper at SBCR, LLC and Environmental Industries, Inc. Following a hearing on the motions on September 17, 2001, the court granted the motion to stay the action pending the outcome of the arbitration.  The court did not rule on the motion to dismiss.  The parties have conducted no discovery to date.  It is not possible to predict the outcome of these disputes, and accordingly, the financial statements do not include adjustments that may be required in connection with the resolution of these complaints.

                We entered into a purchase and sale agreement with Legends Golf Holding, LLC, on February 14, 2001, to sell Bonaventure Country Club, located in Ft. Lauderdale, Florida. Legends Golf Holding, LLC subsequently attempted to terminate its obligations to purchase Bonaventure Country Club. We believe the basis on which the purchaser has attempted to terminate its obligations are invalid. In connection with this dispute, we filed a complaint for a declaratory judgement in the Court of Common Pleas, Ninth Judicial Circuit, in the County of Charleston, South Carolina, on August 10, 2001 seeking specific performance of Legends Golf Holding, LLC's obligations to purchase the Bonaventure Country Club. On July 31, 2001, the parties agreed to an accelerated non-appealable dispute resolution process, which is scheduled to be concluded by November 30, 2001.   On August 23, 2001, we filed an amended complaint in the Court of Common Pleas seeking a declaration that Legends Golf Holding, LLC did not have a valid basis for terminating its obligation to purchase the Bonaventure Country Club.   The trial is currently scheduled to begin on November 26, 2001.  During this process, we have the right to market these Golf Courses for sale without any obligation to Legends.

                Owners and operators of Golf Courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The Participating Leases provide that each Lessee is responsible for claims based on personal injury and property damage at the Golf Courses, which are leased and require each Lessee to maintain insurance for such purposes. Although we are currently not party to any legal proceedings relating to personal injury or property damage at the Golf Courses that would have a material adverse effect upon our business or financial position, it is possible that in the future we could become a party to such proceedings.

                Events of Default under the Participating Leases and the Participating Mortgage

                We may declare an "event of default" when a Lessee fails to pay rent timely under its Participating Lease. During the nine months ended September 30, 2001, we declared events of default at the following Golf Courses: Sweetwater Country Club; Wekiva Golf Club; Pete Dye Golf Course; and Lost Oaks of Innisbrook.

                On June 20, 2001, we terminated the Participating Lease at Pete Dye Golf Club. In connection with the termination of the Participating Lease, we redeemed collateral pledged by the former lessee in the amount of $1,350,000 (48,949 Series C Preferred OP Units at the original issue price per share of $27.58) and applied this amount to accrued rent and other past due obligations under the Participating Lease and the remaining balance was applied to the basis of the asset. The former lessee continued to operate the Golf Course from the time of the termination until August 30, 2001, at which time we entered into a forbearance agreement and a Short Term Lease with the lessee and its affiliates, and in consideration  we received a $150,000 forbearance commitment fee.  The Short Term Lease requires the lessee to pay rent in the amount of $175,000 per month and terminates no later than December 1, 2001.  Additionally, we entered into an Option and Purchase and Sale Agreement dated August 30, 2001 with Golf and Fairway, LLC, a West Virginia limited liability company, an affiliate of the lessee at the Golf Course, in which we granted the purchaser an option to purchase the Golf Course and related notes on or before December 1, 2001.  The purchaser exercised its option to purchase the Golf Course on October 15, 2001 and paid a non-refundable $500,000 option commitment fee to us at that time.  We agreed to allow the lessee under the Short Term Lease to defer the payment of October and November 2001 rent until the closing date of the sale of the Golf Course.  If the purchaser fails to purchase the Golf Course by December 1, 2001 or if the lessee defaults under the Short Term Lease, the lessee has agreed to allow us to take possession of the Golf Course immediately and will cooperate in allowing us to foreclose on development property securing the $5.8 million loans that the lessee has outstanding with us.

                On July 13, 2001, we took possession and assumed management of Sweetwater Golf Club, which was sold on September 18, 2001, and Wekiva Golf Club, which we are currently managing.  With respect to Mystic Creek, the lessee filed a bankruptcy petition on February 25, 2000 to prevent us from concluding our eviction action.  The lessee then commenced an adversary proceeding in the bankruptcy court seeking a declaratory judgment that the Participating Lease was not a true lease but was rather a financing arrangement which could be modified in the lessee’s Chapter 11 case.  On October 10, 2001, the Bankruptcy Court issued a Trial Opinion holding that the Participating Lease was a true lease not subject to modification in bankruptcy. The lessee surrendered the Golf Course to us on November 1, 2001 and we assumed management of this Golf Course as of this date. We continue to manage Tierra Del Sol Golf Club and Osage National Golf Club, which we foreclosed upon in 2000.

                On November 6, 2001, we notified Lost Oaks, L.P., the Lessee of our Lost Oaks Golf Club, that Lessee’s failure to pay rent in arrears for the month of September, as well as late charges and interest, constitutes an event of default under the Participating Lease.  We also notified Lessee that it has 10 days from the date of the notice to pay those amounts or we will terminate the Participating Lease and take possession of the property.  Under the terms of our Loan Agreement with Golf Host, Inc., the Owner of the Innisbrook Golf Club, the Lost Oaks default also constitutes a default under that Loan Agreement.  On November 14, 2001, we provided written notice to the borrower under the Participating Mortgage of this cross-default.

                On November 14, 2001, we forwarded a notice to the borrower under the Participating Mortgage based upon its non-payment of the October 2001 interest payment on the Participating Mortgage.

5.             Asset Dispositions

                 In the nine months ended September 30, 2001, we disposed of the following 23.0 Golf Courses:

Golf Course Name	City and State	No. of Holes	Sale Date	Total Consideration

Raintree Golf Course	Akron, OH	18	1/4/01	$10.65 million
Ohio Prestwick Country Club	Akron, OH	18	1/4/01
Persimmon Ridge Country Club	Louisville, KY	18	2/15/01	5.2 million
Club of the Country	Louisburg, KS	18	3/16/01	2.655 million
Brentwood Golf & Country Club	White Lake Township, MI	18	3/20/01	2.6 million
Metamora Golf & Country Club	Metamora, MI	18	4/9/01	4.93 million
Silverthorn Country Club	Tampa, FL	18	4/12/01	4.25 million
Palm Desert Country Club	Palm Desert, CA	27	4/20/01	4.075 million
Woodlands Golf Course	Gulf Shore, AL	18	5/1/01	6.4 million
Cooks Creek Golf Club	Ashville, OH	18	5/16/01	4.0 million
Royal New Kent Golf Club	Providence Forge, VA	18	6/15/01	10.8 million
Legends of Stonehouse Golf Club	Williamsburg, VA	18	6/15/01
Eagle Watch Golf Club	Woodstock, GA	18	7/11/01	5.85 million
Olde Atlanta Golf Club	Suwanee, GA	18	7/11/01	7.8 million
Parkland (Legends)	Myrtle Beach, SC	18	7/31/01
Moorland (Legends)	Myrtle Beach, SC	18	7/31/01
Heathland (Legends)	Myrtle Beach, SC	18	7/31/01	89.41 million
Heritage Golf Club (Legends)	Pawley’s Island, SC	18	7/31/01
Oyster Bay Golf Links (Legends)	Sunset Beach, NC	18	7/31/01
Tiburon Golf Course (Legends)	Omaha, NE	27	7/31/01
Emerald Dunes Golf Club	West Palm Beach, FL	18	9/7/01	16.9 million
Sweetwater Golf & Country Club	Apopka, FL	18	9/18/01	3.25 million

6.             Receivables—Net

                Receivables-Net consists of the following:

September 30, 2001

Note receivable from subscribed stock	$ 8,975,000
Rent receivable	2,615,000
Note receivable for land sale	2,311,000
Loans to officers	1,644,000
Loans to lessees – net of bad debt reserve	5,882,000
Other miscellaneous receivables – net	7,000
Receivables – Net	$21,434,000

                The note receivable from subscribed stock was reclassed from the Stockholder's Equity section under the liquidation basis of accounting.  This note is related to the original purchase of the Innisbrook Participating Mortgage.  The rent receivable includes approximately $820,000 attributed to Mystic Creek Golf Club. The value of the collateral held by the Operating Partnership against the lessee's obligations under the Participating Lease exceeds the total amount recorded as of September 30, 2001. We have been unable to take possession of this collateral due to the fact that the Bankruptcy Court automatically stayed the eviction action on February 25, 2000.  However, since the Bankruptcy Court issued a Trial Opinion on October 10, 2001 holding that the Participating Lease was a true lease not subject to modification in bankruptcy; we expect that the proceedings will be concluded by year-end and that the collateral will be released allowing us to apply the proceeds against the outstanding lease obligations.   No Rent Revenue was recognized for this Golf Course after October 2000.  The rent receivable balance also includes approximately $420,000 in amounts due from the lessee at Sandpiper that will be resolved in the arbitration process.  Of the remaining balance of rents receivable of approximately $1,375,000, approximately $1,093,000 was received by November 9, 2001.  The note receivable for the sale of land is secured by a parcel of land adjacent to Sandpiper Golf Course.  The loans to officers are secured by common stock.   The loans to lessees – net of bad debt reserve are currently subject to a purchase and sale agreement.

7.             Debt

                Debt consists of the following:

	September 30, 2001	December 31, 2000
	(In thousands)

Credit Agreement
$109.4 million secured, with an interest rate of prime +1% per annum for a current effective rate of 7.0% per annum at September 30, 2001, which matures June 30, 2002	$109,476	$-
Revolving Credit Facility and Line of Credit
Two loans aggregating $210.0 million (refinanced through the new Credit Agreement)	_	202,700
Note Payable	-	12,050
Note Payable
Secured financing, collateralized by certain Golf Courses, with an interest rate of prime +1% per annum for a current effective rate of 7.0% per annum at September 30, 2001, maturing through 2002	10,000	10,000

Total	$119,476	$224,750

                Credit Agreement

                On July 25, 2001, we entered into a second amended and restated credit agreement (the “Credit Agreement”) with the lenders under the Credit Facility and the line of credit. This Credit Agreement consolidated the balances outstanding under the Credit Facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default under the Credit Facility and line of credit were waived or cured upon the closing of the new Credit Agreement. The loans under the new Credit Agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the prime rate plus 1% per annum. The loans under the new Credit Agreement are secured by substantially all of our Golf Courses and by certain mortgages held by us and our subsidiaries that are secured by Golf Courses. Each of our material subsidiaries is a guarantor under the Credit Agreement.

                The new Credit Agreement limits our ability to sell Golf Courses unless we receive net cash proceeds in excess of minimum amounts that are set forth in the new Credit Agreement. The new Credit Agreement contains a financial covenant regarding the minimum amount of cash rent that we receive. Non-financial covenants include maintenance of Golf Courses, requirements to insure the Golf Courses, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our Participating Leases and mortgage notes, among others.

                Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our Lessees and our Mortgagee, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our Credit Agreement.  An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under the Credit Agreement.  If we were unable to do so, the lenders could foreclose upon and sell our remaining Golf Courses.  To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions would be lower.

                Restricted Cash

                The balance in restricted cash of $2,095,000 is comprised of $1,500,000, plus accrued interest that is being held in an interest escrow account, pursuant to the terms of the Credit Agreement, to be used to pay interest on the Bank of America loan at such time as the Innisbrook owner defaults in the payment of interest due under the Innisbrook Mortgage Note and provided the aggregate principal amount due on the Credit Agreement is $60,000,000 or less at the time such default occurs or during its continuance.   The remaining balance in restricted cash is the cash collateral of approximately $580,000, including accrued interest, that we hold in connection with the Mystic Creek Golf Course.  These funds are held in a separate bank account to which Bank of America has a security interest.  When this collateral is formally released by the Bankruptcy Court as part of the conclusion to Mystic Creek’s bankruptcy proceedings, the cash must be remitted to Bank of America as payment against the outstanding balance under the Credit Agreement.

                Note Payable

                On July 28, 2001, a payment of $5,000,000 was due on the Note Payable to City National Bank related to the purchase of the Pete Dye Golf Club in July 1999. We signed a Forbearance Agreement and paid a fee of $25,000 to extend the maturity date of the payment to January 28, 2002.   Additionally, we may extend the maturity date of the payment for an additional six months (i.e., from January 28, 2002 to July 28, 2002 for an extension fee of $35,000).

8.             Stock Options and Awards

                Loans to Officers

                The Compensation Committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25, 2001 was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our Board's approval of the Plan of Liquidation on February 25, 2001. This debt forgiveness of $2,847,000 plus amortization of restricted stock compensation of $1,544,000 related to the accelerated vesting of 90,897 shares of restricted stock previously issued to our executive officers, was recorded as compensation expense in the first quarter of 2001.

                Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans are evidenced by promissory notes and secured by holdings of our Common Stock. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the borrower's employment; or (iii) the date of the final distribution under the Plan of Liquidation. At any time when the loan is over-secured, the borrower has the right to sell the Common Stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the Common Stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrower.

9.             Subsequent Events

                Asset Dispositions

                On October 19, 2001, we sold one additional Golf Course, Polo Trace Golf Course, for total consideration of $8.35 million. We used the net proceeds to make a debt principal payment of approximately $8.2 million.

GOLF TRUST OF AMERICA, INC.

FORM 10Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

                We were incorporated in Maryland on November 8, 1996 and we elected to be taxed as a REIT from and after our initial public offering in February, 1997.  As of November 9, 2001, we hold participating interests in 16.0 Golf Courses and direct controlling interests in 7.0 Golf Courses (collectively, the "Golf Courses"), 19 of the 23 Golf Courses are owned by us and four (owned by others) serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 19 Golf Courses that we own, 17.5 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The Golf Courses are located in Florida (10), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), Texas (1.5), California, New Mexico, and West Virginia. Golf Course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 Golf Courses. Title to the acquired courses is held by Golf Trust of America, L.P., a Delaware limited partnership, and, in the case of the Sandpiper Golf Course, through a wholly–owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "Operating Partnership" or "OP" and we refer to the Operating Partnership and Golf Trust of America, Inc. (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), each of which is a Maryland corporation, holds a 96.6 percent interest in the Operating Partnership as of November 9, 2001. GTA GP is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the Operating Partnership and owns a 96.4 percent interest therein. Operators of the Golf Courses, their affiliates and an officer of the Company hold the remaining 3.4 percent interest in the Operating Partnership.

Plan of Liquidation

                During 2000, our management and Board of Directors observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of national and global economic concerns. This business environment posed a significant challenge for us due to the fact that, as a real estate investment trust ("REIT") utilizing the triple-net lease structure, we are unable to control the direct operation of our Golf Courses  without jeopardizing our REIT status.

                On November 6, 2000, our Board formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to the Board. On February 25, 2001 our Board of Directors adopted a Plan of Liquidation (the "Plan of Liquidation") and directed that the Plan of Liquidation be submitted to our stockholders for approval. Our stockholders approved the Plan of Liquidation at a Special Meeting of the Stockholders  on May 22, 2001.  Ninety-eight percent of the shares represented at the special meeting voted in favor of the Plan of Liquidation.  As a percentage of our outstanding common shares, 77% voted in favor of the Plan of Liquidation.  One hundred percent of our preferred stock voted in favor of the Plan of Liquidation. The Plan of Liquidation contemplates the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment of a reserve to fund certain of our contingent liabilities. The Plan of Liquidation gives our Board of Directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders.  Accordingly, we have adopted the liquidation basis of accounting since May 22, 2001 (see “Results of Operations” below).

                In connection with the plan of liquidation, we entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P., or AEW. Under the voting agreement, AEW agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the Plan of Liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A Preferred Stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A Preferred Stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations. We have further agreed that other than common dividends for the first and second quarter of 2001 in an amount not to exceed $0.25 per share which we are permitted to make, we will make no further regular common dividend distributions without AEW's consent until the preferred stock is redeemed, other than distributions that are required to maintain our status as a REIT and other distributions that we may be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

                Also, in connection with the Plan of Liquidation, we entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC, ("Legends"), to sell to that affiliate up to 12.5 (eighteen-hole equivalent) Golf Courses leased by Legends. In addition, Legends would be released from its obligation to repay working capital loans in the amount of approximately $6.6 million. Pursuant to the purchase and sale agreement, we could accept superior offers for these Golf Courses (other than five Myrtle Beach courses) upon payment of a break-up fee to Legends. Subsequent to the signing of this agreement, we accepted superior offers on 4.0 of these Golf Courses and, to date, have closed on the sale of 3.0 of these Golf Courses.

                On July 31, 2001, we closed on the sale of 6.5 Golf Courses to Legends, including the Myrtle Beach courses, for $89.4 million, consisting of cash, a redemption of 3.7 million shares/OP units valued at $44.7 million and a release of obligations to pay us $6.6 million, which represented all of Legends’ obligations under its working capital loans, other than interest. Two Golf Courses remain subject to the Legends purchase and sale agreement, namely the Bonaventure Resort Courses in Ft. Lauderdale, Florida.These Golf Coursesare subject to a pending dispute resolution process between Legends and us which we commenced on August 10, 2001, and the current trial date is scheduled to begin November 26, 2001.   During this process, we have the right to market these Golf Courses for sale without any obligation to Legends.

We believe that public reaction to the terrorist attacks of September 11, 2001, together with the national economic slowdown of the past few months, is having a significant adverse impact on the travel and leisure sector of the U.S. economy.  Based on management’s discussions with industry participants, we believe the golf industry in general, and the golf-related  destination-resort sector in particular, is experiencing material declines in revenue since September 11, 2001. We attribute these declines primarily to the public’s fear of travel and hesitancy to engage in leisure spending. In this environment, golf course and golf resort operators are finding it difficult to project future operating results because of their inability to predict how long public pessimism will last or when economic recovery will begin.

Immediately after September 11th , Golf Course sales negotiations stalled due to the uncertainty of the economic impact of the attacks. Some potential buyers face internal moratoriums on new investments while other potential Golf Course buyers face uncertain prospects of obtaining financing. In addition, the increased difficulty of projecting operating results caused some potential Golf Course buyers to reduce their offer prices insofar as they valued our Golf Courses based on projected revenue streams.

Recently, sales negotiations have resumed on selected Golf Course assets; however, the effect of September 11 th on the financial markets and the travel, leisure, and destination resort sector, may impact our Plan of Liquidation by causing a prolonged liquidation time frame and uncertain Golf Course asset valuations. Prior to September 11, we had expected that the Plan of Liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. Our ability to complete the Plan of Liquidation within this time frame and within the contemplated range of liquidating distributions per share contemplated in the Plan of Liquidation is now less certain. Our ability to complete the Plan of Liquidation as contemplated therein is also contingent on our ability to extend our loan terms with our lender. See “Credit Agreement” below.

The Innisbrook Resort borrower recently informed us that the events of September 11th had significantly impacted the short- and intermediate-term operating performance of the Innisbrook property and that there is a risk that the borrower may default on its mortgage payments to us. We are in discussions with the borrower regarding its ability to meet its financial obligations to us pursuant to the Participating Mortgage. In that regard, on November 14, 2001, we forwarded a notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its Participating Lease, and on November 14, 2001, we forwarded a notice of default to the borrower based upon its non-payment of the October 2001 interest payment on the Participating Mortgage that was due on November 1, 2001.  In consideration of all of the aforementioned facts and circumstances and consistent with management’s valuation assessments applied since the third quarter of 2000 when we recorded the first impairment loss on our Golf Course assets, we have included in our Adjustment to the Liquidation Basis of Accounting for the three months ended September 30, 2001 a write-down of our Golf Course assets of approximately $15.0 million.

                As of November 9, 2001, we have closed on the sale of 24.0 of our 47.0 Golf Courses for gross sales prices totaling $187.1 million.  Only 2.0 of these sales occurred after September 11, 2001.  From the net proceeds of the 24.0 sales, we used $101.1 million to partially pay down our Bank of America, N.A. debt. In addition, we have obtained signed Purchase and Sale Agreements on 4.0 Golf Courses, which includes the 2.0 Golf Courses at Bonaventure Country Club for an aggregate $29.3 million. These Purchase and Sale Agreements are subject to due diligence and other conditions, and we can provide no assurance that these Purchase and Sale Agreements will result in closings. We have also been working to revitalize the financial performance of the 2.5 Golf Courses that we have been directly managing since 2000, 5.0 additional Golf Courses that we began managing in July 2001 (of which we have subsequently sold 2.0), and 1.5 additional Golf Courses that we began managing on November 1, 2001.

Commitments and Contingencies

                Employment Agreements.   Under the amended employment agreements, our executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of stockholder approval of the Plan of Liquidation (which has already occurred) and the repayment of our credit facilities and line of credit. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of all of our credit facilities and the one-year anniversary of board adoption of the Plan of Liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

                The payments to our executives described above might constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered if a change in control were to occur by February 25, 2000, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments.  The employment agreements require us to reimburse our executives for any such excise taxes.  The amount of "gross-up" excise tax payments due could be as much as $4.7 million. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount. The Compensation Committee of the Board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25th was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters.  These loans were forgiven pursuant to the terms of the related promissory notes upon our Board's approval of the Plan of Liquidation on February 25, 2001.

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

Dispositions

                From January 1, 2001 through November 9, 2001, we have disposed of the following 24.0 (eighteen-hole equivalent) Golf Courses:

Golf Course Name	City and State	No. of Holes	Sale Date	Total Consideration

Raintree Golf Course	Akron, OH	18	1/4/01	$10.65 million
Ohio Prestwick Country Club	Akron, OH	18	1/4/01
Persimmon Ridge Country Club	Louisville, KY	18	2/15/01	5.2 million
Club of the Country	Louisburg, KS	18	3/16/01	2.655 million
Brentwood Golf & Country Club	White Lake Township, MI	18	3/20/01	2.6 million
Metamora Golf & Country Club	Metamora, MI	18	4/9/01	4.93 million
Silverthorn Country Club	Tampa, FL	18	4/12/01	4.25 million
Palm Desert Country Club	Palm Desert, CA	27	4/20/01	4.075 million
Woodlands Golf Course	Gulf Shore, AL	18	5/1/01	6.4 million
Cooks Creek Golf Club	Ashville, OH	18	5/16/01	4.0 million
Royal New Kent Golf Club	Providence Forge, VA	18	6/15/01	10.8 million
Legends of Stonehouse Golf Club	Williamsburg, VA	18	6/15/01
Eagle Watch Golf Club	Atlanta, GA	18	7/11/01	5.85 million
Olde Atlanta Golf Club	Atlanta, GA	18	7/11/01	7.8 million
Parkland (Legends)	Myrtle Beach, SC	18	7/31/01	89.41 million
Moorland (Legends)	Myrtle Beach, SC	18	7/31/01
Heathland (Legends)	Myrtle Beach, SC	18	7/31/01
Heritage Golf Club (Legends)	Pawley's Island, SC	18	7/31/01
Oyster Bay Golf Links (Legends)	Sunset Beach, NC	18	7/31/01
Tiburon Golf Course (Legends)	Omaha, NE	27	7/31/01
Emerald Dunes Golf Club	West Palm Beach, FL	18	9/7/01	16.9 million
Sweetwater Golf & Country Club	Apopka, FL	18	9/18/01	3.25 million
Polo Trace Golf & Country Club	Delray Beach, FL	18	10/22/01	8.35 million

Results of Operations

For the Three Months Ended September 30, 2001 and 2000

Total Revenues:  Total revenues decreased $6,549,000 from $13,784,000 to $7,235,000 primarily due to lost rental revenue of approximately $4,798,000 from the 23.0 Golf Courses, 4.0 of which were operated by Legends National, that were sold between January 1, 2001 and September 30, 2001, and lost or deferred rental revenue of approximately $1,911,000 (of which $239,000 is deferred) from Lessees that have defaulted under their Participating Leases (the most significant being the Lessee at Sandpiper Golf Course) and are currently in dispute proceedings or have been taken back through Lease Termination Agreements.  Mortgage interest increased approximately $41,000 due to the scheduled increase in the interest rate on the mortgage. The decreases in revenue were offset by scheduled rent increases on performing Participating Leases totaling approximately $136,000 (which represents approximately a 3% average increase).

Operating Expenses: Operating expenses decreased  to $1,130,000 for the three months ended September 30, 2001from $31,533,000 for the three months ended September 30, 2000. This category typically reflects depreciation and amortization, and general and administrative expenses; however, in the third quarter of 2000 it included an impairment loss of $25,300,000. Additionally, no depreciation expense was recorded in the third quarter of 2001 because all of our assets are deemed to be assets held for sale compared to depreciation expense of $4,497,000 in the third quarter of 2000.   The remaining decrease of $606,000 in general and administrative expenses is primarily due to there being  no amortization of restricted stock compensation or amortization of loan fees during the third quarter of 2001.  For the three months ended September 30, 2000, amortization of loan fees  and amortization of restricted stock compensation was $619,000.  All unamortized restricted stock compensation was included in costs associated with the Plan of Liquidation for the three months ended March 31, 2001 due to the accelerated vesting of all unvested shares of restricted stock previously issued to our executive officers.  All unamortized loan fees of $1,224,000 were written off in the three months ended June 30, 2001 due to the conversion to the liquidation basis of accounting.   These decreases were offset by a net increase of approximately $13,000 in miscellaneous operating expenses.

Interest Expense:  Interest expense was $3,135,000 for the three months ended September 30, 2001 compared to $4,851,000 for the three months ended September 30, 2000, primarily due to the decrease in the average principal balance outstanding of approximately $75,000,000 offset by higher interest rates during the three months ended September 30, 2001 compared to the same period in the prior year.

Interest Income:  Interest Income was $139,000 and $608,000 for the three months ended September 30, 2001 and 2000, respectively. This decrease of $471,000 is primarily due to the lost interest income on working capital loans.  These loans include one loan to the Sandpiper Lessee which Participating Lease is currently in default; five loans that were forgiven in connection with the sale of 6.5 Golf Courses to Legends; one loan that was forgiven in connection with the sale of 1.0 other Golf Course; one loan in connection with Bonaventure, which is currently in arbitration; and two loans in connection with Pete Dye, which is currently in a sales negotiation.

Results of Operations: Net loss to common shareholders for the three months ended September 30, 2001 was $12,050,000 compared to $14,347,000 for the same period in 2000. In addition to the items discussed above, the results of operations for this period in 2001 was unfavorably impacted by an adjustment  to the estimated fair value of our Golf Course properties of $14,974,000 which represented the third quarter impairment write-off.

For the Nine Months Ended September 30, 2001 and 2000

Total Revenues:  Total revenues decreased $12,130,000 from $42,727,000 to $30,597,000, primarily due to lost rental revenue of approximately $7,086,000 from the 23.0 Golf Courses (4.0 of which were operated by Legends National) that were sold between January 1, 2001 and September 30, 2001, and lost or deferred rental revenue of approximately $5,223,000 (of which $239,000 is deferred) from Lessees that either are in  default under their Participating Leases (the most significant being the Lessee at Sandpiper Golf Course) or are in dispute proceedings with us or have surrendered their Golf Course back to us through Lease Termination Agreements.  Miscellaneous revenue included in rent decreased approximately $135,000 due to amortization of straight-line rents and other miscellaneous charges billed to Lessees pursuant to the Participating Leases. Mortgage interest decreased approximately $61,000 due to higher interest offset by the amortization of straight-line amounts. The decreases in revenue were offset by schedule rent increases on performing Participating Leases totaling approximately $375,000 (which represents approximately a 3% average increase).

Operating Expenses:  Operating expenses decreased $28,845,000 to $14,984,000 from $43,829,000 for the nine months ended September 30, 2001 and 2000, respectively. This category typically reflects depreciation and amortization and general and administrative expenses; however, in the third quarter of 2000 it also included an impairment loss of $25,300,000. We also incurred approximately $7,908,000 in expenses this year related to the Plan of Liquidation, which included the debt forgiveness to our officers of $2,847,000 and retention bonus payments totaling $1,188,000 paid to our officers pursuant to their amended employment agreements, whereas in the first nine months of 2000 we did not have such expenses.  Additionally, no depreciation expense was recorded in 2001 because all of our assets are deemed to be assets held for sale compared to depreciation expense of $13,779,000 in the nine months ended September 30, 2000. General and Administrative expenses increased approximately $2,326,000, primarily due to professional fees incurred related to various Lessee issues and transition matters related to the Golf Courses that we are now managing offset by the lack of amortization of both restricted stock compensation and bank loan. All unamortized restricted stock compensation was recognized in the three months ended March 31, 2001 due to the accelerated vesting of all unvested shares of restricted stock previously issued to our executive officers and is included in the costs associated with the plan of liquidation.  All unamortized loan fees of $1,224,000 were expensed in the three months ended June 30, 2001 due to the conversion to the liquidation basis of accounting.

Interest Expense:  Interest expense was $12,946,000 for the nine months ended September 30, 2001 compared to $13,830,000 for the nine months ended September 30, 2000, due to debt principal payments in 2001 totaling approximately $91,500,000 offset by higher interest rates.

Interest income:  Interest Income was $931,000 and $1,770,000 for the nine months ended September 30, 2001 and 2000, respectively. This decrease of $839,000 is primarily due to the lost interest income on working capital loans.  These loans include one loan to the Sandpiper Lessee, which Participating Lease is currently in default; five loans that were forgiven in connection with the sale of 6.5 Golf Courses to Legends; one loan that was forgiven in connection with the sale of 1.0 other Golf Course; one loan in connection with Bonaventure, which is currently in arbitration; and two loans in connection with  Pete Dye, which is currently in a sales negotiation.

Results of Operations: The nine months ended September 30, 2001 resulted in net loss of $13,029,000 compared to net loss of $8,695,000 for the same period in 2000. In addition to the items discussed above, the results of operations  for this period in 2001 was unfavorably impacted by adjustments to our assets and liabilities of $17,437,000 to estimated fair value to reflect the  liquidation basis of accounting.  Refer to the table under “Adjustment to Liquidation Basis of Accounting” below.  In addition, we incurred approximately $7,908,000 in costs  prior  to the formal adoption of the Plan of Liquidation.

                As a result of the Board’s adoption of the Plan of Liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with carrying out the liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of September 30, 2001 is based on current contracts and estimates of sales values. As a result, we recorded a non-cash charge of $15.0 million (included in the adjustment of $17,437,000 discussed above) in the third quarter of 2001 to reflect the estimated fair value of certain real estate properties. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of September 30, 2001. These amounts are presented in the accompanying Statement of Net Assets. The Net Assets represent the assets available to the common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units (excluding intra-Company holdings) outstanding at November 9, 2001 is approximately 8,076,993.

Real Estate Held for Sale

                Prior to the adoption of the liquidation basis of accounting, real estate was stated at the lower of cost or estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. Additions, renovations or improvements were capitalized. Based upon a comprehensive review of all of our properties taking into account our intention to have stockholders vote to approve the Plan of Liquidation, our implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions, we determined that the value of certain real estate properties was impaired. As a result of this determination, we recorded a non-cash charge of $62.5 million in the latter six months of 2000 and additional non-cash charges aggregating of $29.7 million in the nine months ended September 30, 2001 (which includes a reserve for capital expenditures) to reflect the impairment loss of certain real estate properties.

Adjustment to Liquidation Basis of Accounting

Nine Months Ended September 30, 2001

Increase to reflect estimated net realizable values of certain real estate properties	$30,987,000
Decrease to reflect estimated fair value of certain assets	(29,657,000)
Gain realized on disposal of certain assets	352,000
Reserve for estimated costs during the period of liquidation	(14,366,000)
Write–off of deferred debt costs	(1,224,000)
Write–off of unamortized initial issue discount on the Mortgage Note Receivable and certain real estate properties	(3,529,000)

Adjustment to reflect the change to liquidation basis of accounting	$(17,437,000)

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

                The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	June 30, 2001

		Payments

			Adjustments

				Balance September 30, 2001

Severance	$5,163,000	$(9,000)	—	$5,154,000
Professional Fees	3,010,000	(1,137,000)	—	1,873,000
Fees related to renegotiations of debt	1,105,000	(1,105,000)	—	-
Financial Advisor Fees	1,408,000	(794,000)	—	614,000
Capital Expenditures	880,000	(92,000)	—	788,000
Other	2,800,000	(34,000)	—	2,766,000

Total	$14,366,000	$(3,171,000)	—	$11,195,000

                Included in the severance amounts above are payments to our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the Plan of Liquidation (which has already occurred) and the repayment of our new Credit Agreement. Additional payments aggregating approximately $1,895,000 are payable upon the later of our repayment of the Credit Agreement and the one-year anniversary of our Board adoption of the Plan of Liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

                Included in our reserve for costs during the period of liquidation are payments to our executives, pursuant to their amended and restated employment agreements, and that may constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered, if a change in control were to occur by February 25, 2002, as defined by the Internal Revenue Code, and all payments due the executives under their employment agreements were determined to be parachute payments. The employment agreements require us to reimburse our executives for any such excise taxes.  The amount of these "gross-up" excise tax payments due could be as much as $4.7 million. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount.

Lessee Defaults, Lease Terminations and Legal Proceedings

                We have a policy of acting promptly and aggressively on any Lessee defaults in accordance with the terms of the Participating Lease, whether the defaults are of a monetary or non-monetary nature. When a Lessee fails to pay its rent in accordance with the applicable Participating Lease, we, as landlord, may declare an "event of default." When we declare an event of default, the Lessee has a 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the Participating Lease and under law. We have elected to pursue legal remedies available to us under the Participating Leases to cure events of default that occurred in 2001 at the following Golf Courses: Sweetwater Country Club; Wekiva Golf Club; Pete Dye Golf Course; and Lost Oaks of Innisbrook. In addition, we assumed management of Cypress Creek, Polo Trace and Black Bear through Lease Termination and Transition agreements with the respective Lessees while we continue to manage Tierra Del Sol Golf Club and Osage National Golf Club that we foreclosed upon in 2000.  On November 1, 2001, the Lessee of Mystic Creek surrendered the property to us and we assumed management of this Golf Course also.

                We are currently in litigation or disputes over events of defaults or other matters with several of our lessees and we are a  party to other lawsuits unrelated to our lessees.  See Part II. Item 1—"Legal Proceedings."

Wekiva Golf Club/Sweetwater Country Club

                On July 12, 2001, we took possession of both golf courses pursuant to the terms of the Sale Agreement, and entered into transition documentation with the Lessees which included a note from Todd Stottlemyre and Greg Gagliardi, guarantors of the Participating Leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000 which matures December 31, 2001.

                On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc., a Florida corporation, for  $3.25 million.  As of November 9, 2001, we are still managing Wekiva Golf Club.

The Pete Dye Golf Club

                On June 20, 2001, we provided written notice to the Lessee at the Pete Dye Golf Club that the Participating Lease was terminated and that the $5.8 million loan was accelerated and due and payable in full.  Additionally, we redeemed collateral pledged by the former Lessee in the amount of $1.35 million (48,949 Series C Preferred OP Units at the original issue price per share of $27.58) and applied this amount to accrued rent and other past due obligations under the participating lease and the remaining balance was applied to the basis of the asset.  The former Lessee continued to operate the Golf Course from the time of the termination of the Participating Lease until August 30, 2001, at which time we entered into a Forbearance Agreement with the Lessee and its affiliates and in consideration for us entering into the forbearance agreement and a Short Term Lease with the Lessee, we received a $150,000 forbearance commitment fee.  The Short Term Lease requires the Lessee to pay rent in the amount of $175,000 per month and terminates no later than December 1, 2001.  Additionally, we have entered into an Option and Purchase and Sale Agreement dated August 30, 2001 with Golf and Fairway, L.L.C., a West Virginia limited liability company, an affiliate of the Lessee at the Golf Course, in which the purchaser was granted an option by us to purchase the Golf Course on or before December 1, 2001.  The purchaser exercised its option to purchase the Golf Course on October 15, 2001 and paid a non-refundable $500,000 option commitment fee to us at that time.  We agreed to allow the Lessee under the Short Term Lease to defer the payment of October and November 2001 rent until the closing date of the sale of the Golf Course.  If purchaser fails to purchase the Golf Course by December 1, 2001 or if the lessee defaults under the Short Term Lease, the Lessee has agreed to allow us to take possession of the Golf Course immediately and will cooperate in allowing us to foreclose on development property securing the $5.8 million loan.

Cypress Creek Country Club

                We have been operating this Golf Course since July 16, 2001, when the Lessee, Emerald Dunes–Cypress Creek, Inc., a Florida corporation, agreed to deliver possession of the Golf Course to us pursuant to a Lease Termination and Transition Agreement. We are operating this Golf Course through a wholly owned subsidiary, GTA Cypress Creek, LLC.

Polo Trace Golf Course

                We operated this Golf Course through a wholly owned subsidiary, GTA Polo Trace, LLC from July 16, 2001 until October 19, 2001.  On July 16, 2001, the Lessee, Emerald Dunes-Polo Trace, Inc., a Florida corporation, agreed to deliver possession of the Golf Course to us pursuant to a Lease Termination and Transition Agreement.  On October 19, 2001, we completed the sale of The Links at Polo Trace to Southern Golf Partners, LLLP, a Florida limited liability limited partnership, for $8.35 million.

Tierra Del Sol Golf Club

                We have been operating this Golf Course through a wholly owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000.   On September 20, 2000, Terence Mulvihill, a principal in the Lessee and in the entity which previously owned the golf course, attempted to terminate GTA's Water Rights Lease Agreement at the Golf Course for (a) the existence of an unauthorized assignment, which Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the Golf Course; (b) utilizing the water on the Golf Course in a manner which was contrary to the purposes authorized under the Water Rights Lease Agreement; (c) using the water in amounts in excess of what was permitted under the terms of the Water Rights Lease Agreement; and (d) non-payment of taxes under the Water Rights Lease Agreement for fiscal year 1999. We have responded in writing to Mulvihill disputing the termination of the Water Rights Lease Agreement.  We are preparing to file a Complaint against the Mulvihill Estate (Mr. Mulvihill passed away in December 2000) and other related properties that seeks various forms of relief in relation to the Water Rights Lease Agreement and the underlying purchase of Tierra Del Sol, including but not limited, to requesting a determination that: (1) the Water Rights Lease Agreement has not been terminated and remains in effect; (2) the Lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a recission of the 1998 Contribution Leaseback Agreement pursuant to which the water rights were assigned to Mulvihill, based upon the fraud and misrepresentation of the seller and Mulvihill.   It is not possible to predict the outcome of this dispute at this time.

                We have also been involved in negotiations with Taylor-Graham Development Company (“Taylor-Graham”) and Sunset Hills Estates Homeowners Association (“Sunset Hills”) regarding our December 1999 letter to the New Mexico State Engineer which objects to Taylor-Graham’s proposed transfer of water rights to Sunset Hills.  We have received and are currently reviewing a document/mutual release that would fully resolve this matter.

Lost Oaks of Innisbrook

On November 6, 2001, we notified Lost Oaks, L.P., the Lessee of our Lost Oaks Golf Club, that Lessee’s failure to pay rent in arrears for the month of September, as well as late charges and interest, constitutes an event of default under the Participating Lease. We also notified Lessee that it has 10 days from the date of the notice to pay those amounts or we will terminate the Participating Lease and take possession of the property. Under the terms of our Loan Agreement with Golf Host, Inc. (formerly Golf Host Resorts, Inc.), the Owner of the Innisbrook Golf Club, the Lost Oaks default also constitutes a default under the Loan Agreement.  On November 14, 2001, we provided written notice to the borrower under the Participating Mortgage of this cross-default.

Innisbrook Resort

                We hold a Participating Mortgage as the lender on the Innisbrook Resort.  We are advised that the individual condominium homeowners filed an action against the borrower under our Participating Mortgage, Golf Host Inc. (formerly Golf Host Resorts, Inc.), seeking damages and for declaratory judgment in the Circuit Court for the Sixth Judicial Circuit In And For Pinellas County Florida.  Plaintiffs' allege that the defendant (i) developed a golf–oriented resort condominium project known as Innisbrook, and (ii) marketed the purchase of "condominium–rental apartments" as a "partial business investment" setting forth facts and assumptions regarding the amount of rental income that could be expected under a "condo–rental approach of ownership," among other things.  The plaintiffs are seeking to resolve the following issues, among others:  (i) whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's marketing promises to all purchasers of condominiums at the project; (ii) whether the condominium unit owners were coerced by economic pressure and duress to enter into the Guaranteed Distribution Master Lease Agreement ("GDMLA"); (iii) whether the GDMLA is invalid by reason of such coercion and economic duress, and, if so, whether the condominium owners who entered into the GDMLA are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the GDMLA and the amount of income that would have been distributed to them had they remained under the Master Lease Agreement ("MLA"); (iv) whether the unit owners who signed the GDMLA have the right to return to the MLA without penalty and thereby to be entitled to be reimbursed for the difference between the income that they received under the GDMLA and the income they would have received under the MLA; and (v) whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses of the resort thereby adversely affecting the "private golf course" concept of Innisbrook. The obligor has recently negotiated a new MLA with a committee of the condominium homeowners.  If the committee of the condominium homeowners is successful in having a significant number of the condominium homeowners accept and adopt the new MLA, then it may be less likely that the lawsuit will have the necessary impetus and numbers of plaintiffs to continue the prosecution of the case.  However, neither we nor any of our affiliates are parties to this litigation. We are unable to determine or predict how or whether the litigation may adversely affect our interest in the Participating Mortgage or the borrower's collateral which is our security under the Participating Mortgage.

As discussed above, with respect to Lost Oaks, we provided written notice to the borrower under the Participating Mortgage of a cross-default under the Participating Mortgage as a result of Lost Oaks, L.P.’s default under its Participating Lease.  Additionally on November 14, 2001, we forwarded a notice of default to the borrower based upon its non-payment of the October 2001 interest payment on the Participating Mortgage.

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

Cash Flows for the nine months ended September 30, 2001 and September 30, 2000

                Cash flow provided by operating activities for the nine months ended September 30, 2001 was $6,979,000 compared to cash flows provided by operating activities for the nine months ended September 30, 2000 of $23,198,000. This reflects the net loss for these periods, plus non-cash charges to income for the adjustment to liquidation basis of accounting, loan cost amortization, restricted stock compensation amortization, forgiveness of officer loans, depreciation, straight line rents and interest, and working capital changes.    The cash flows from operating activities was unfavorably impacted by a decrease in revenue of $12,130,000 primarily due to the lost revenue from the 23.0 Golf Courses sold between January 1, 2001 and September 30, 2001 and from the Golf Courses that are in default under their Participating Leases, namely Sandpiper.

                The decrease in Other Assets is primarily attributed to the decrease in Rents Receivable due to Golf Course dispositions in 2001, which is also the cause of the decrease in Receivable from Affiliates.   The increase in Restricted Cash of $2,080,000 is due to an interest escrow account of $1,500,000 pursuant to our Credit Agreement of July 25, 2001 and additional funds of approximately $580,000, which represents the Mystic Creek cash collateral in which Bank of America has a security interest.

                Our investing activities provided $119,326,000 in cash flow from the sale of 23.0 Golf Courses in the nine months ended September 30, 2001, offset by $1,563,000 used for golf course capital replacements primarily at Eagle Ridge and the Legends Golf Courses. This activity compared to $2,987,000 in improvements in the same period in 2000. The 2000 improvements consisted primarily of $627,000 invested in Cypress Creek Golf Club, $751,000 invested at Cooks Creek to replace assets destroyed by a fire, $624,000 invested in Eagle Ridge for capital replacements, $185,000 invested at Sandpiper, plus $800,000 miscellaneous improvements, replacements and capitalized costs among the other Golf Courses. We also received a 2001 principal payment plus accrued interest totaling $1,243,000 on our Note Receivable related to the sale of the Sandpiper parcel of land in June of 1999.

                During the first nine months of 2001, our cash flows used in financing activities netted to a use of $116,955,000. We repaid $93,224,000 of our outstanding debt under the Credit Agreement, paid off the principal balance of the note payable $12,050,000, made new officer loans of $1,623,000 plus accrued interest on these loans of $21,000, and realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000 and incurred $158,000 in other costs related to the issuance of stock, and paid dividends and minority partner distributions of $9,889,000.  This compares to net cash used in financing activities of $19,441,000 in 2000. We borrowed $2,000,000 under the unsecured line of credit, paid loan fees of $233,000 related to the six-month extension of the unsecured line of credit, made new officer loans of $226,000, foreclosed on OP unit collateral valued at $2,269,000 securing the lessees’ performance under Participating Leases, made principal payments on the note payable of $249,000 and paid dividends and minority partner distributions of $18,452,000

Credit Agreement

                We negotiated with the lenders under our previous Credit Facility and the line of credit on the terms of an amendment and restatement of those agreements. On July 25, 2001, we entered into an amended and restated credit agreement (the “Credit Agreement”) with those lenders. The new Credit Agreement consolidated the balances outstanding under the $200 million credit facility and the $25 million line of credit into a single, secured term loan with an outstanding principal balance of approximately $150,000,000 on July 25, 2001. All events of default under the Credit Facility and line of credit were waived or cured upon the closing of the new Credit Agreement and the pending lawsuit was dismissed. The loans under the new Credit Agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our Golf Course and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the base rate plus 1% per annum. Our obligations under the new Credit Agreement is secured by substantially all of our real property assets and by certain mortgage notes held by us and our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the new Credit Agreement. As of November 9, 2001, the aggregate principal amount of loans outstanding under the new Credit Agreement is approximately $101,000,000.

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

Funds from Operations

                We have historically considered Funds from Operations ("FFO") to be a relevant supplemental measure of the performance of equity REITs in general, and us in particular, because FFO excludes the effect of depreciation and certain amortization expenses as operating expenses. Management also believes FFO is generally helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides our investors with an understanding of our ability to incur and service debt and make capital expenditures. However, because we are liquidating, our ability to incur additional indebtedness, make capital expenditures and finance new investments is no longer meaningful. Accordingly, we no longer believe that FFO is meaningful in understanding our performance, and, therefore, no longer plans to report FFO.

Inflation

                We believe the effect of inflation on us is not material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt, at September 30, 2001, subject to interest rate exposure is $119.5 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $299,000 annualized increase or decrease in interest expense and cash flows.  Reference is made to Note 8 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in the following material legal proceedings:

Bonaventure Country Club

                We entered into a purchase and sale agreement with Legends Golf Holding, LLC, on February 14, 2001, to sell Bonaventure Country Club, located in Ft. Lauderdale, Florida. Legends Golf Holding, LLC subsequently attempted to terminate its obligations to purchase Bonaventure Country Club. We believe the bases on which the purchaser has attempted to terminate its obligations are invalid. On July 31, 2001, the parties agreed to this accelerated non-appealable dispute resolution process which is to be concluded by November 30, 2001. In connection with this dispute, we filed a complaint for a declaratory judgement in the Court of Common Pleas, Ninth Judicial Circuit, in the County of Charleston, South Carolina, on August 10, 2001 seeking specific performance of Legends Golf Holding, LLC to purchase the Bonaventure Country Club. On August 23, 2001, we filed an amended complaint for a declaratory judgment in the Court of Common Pleas seeking a declaration that Legends Golf Holding, LLC did not have a valid basis for terminating its obligation to purchase the Bonaventure Country Club.  The current trial date is scheduled to begin on November 26, 2001. During this process, we have the right to market these Golf Courses for sale without any obligation to Legends.

                On July 30, 2001, Golf Trust of America, L.P. ("Seller"), Legends Golf Holding, LLC ("Buyer"), Legends at Bonaventure, Inc. ("Lessee"), Larry Young and Danny Young entered into a First Amendment To Purchase Agreement, Fifth Amendment To Lease Agreement and Settlement Agreement to address their disputes regarding the Bonaventure Country Club (the "Bonaventure Settlement Agreement").  The Bonaventure Settlement Agreement provides, in pertinent part, as follows:  (i) the parties thereto shall close the transactions contemplated by the February 14, 2001 Purchase Agreement (the "Purchase Agreement") in accordance with the terms thereof, except with respect to the Bonaventure Country Club, without prejudice to the parties pending disputes applicable to the Bonaventure Country Club; (ii) the pending dispute pertains primarily to whether Buyer rightfully terminated its obligation to acquire the Bonaventure Country Club under the Purchase Agreement as a result of certain title and environmental issues, and the parties thereto have determined that the matter shall be resolved in a judicial proceeding (the "Declaratory Relief Action"); (iii) the Seller and Buyer shall use their respective best efforts to cause the pending dispute to be heard and the trial to be held not later than 120 calendar days after the Declaratory Relief Action is heard; (iv) the decision rendered by the Court in the Declaratory Relief Action shall be final, binding and non–appealable; (v) if the Court in the Declaratory Relief Action determines that Buyer does not have the right to terminate its obligation to purchase the Bonaventure Country Club under the Purchase Agreement, then Buyer shall be obligated to close the purchase of the Bonaventure Country Club within 30 days after the date of the Court's decision; (vi) if Buyer fails to consummate the purchase of the Bonaventure Country Club within the aforesaid 30–day period (other than by reason of Seller's default), then Seller may terminate the Purchase Agreement and require that Buyer pay Seller $3,000,000 as liquidated damages; (vii) in the event of any closing by Buyer of the Bonaventure Country Club, at Buyer's request, Seller shall provide buyer with a purchase money loan up to $5,000,000 as contemplated by the Purchase Agreement and subject to the underwriting requirements therein; (viii) if Seller elects to sell the Bonaventure Country Club to a third–party purchaser it may do so without the approval of Buyer and, upon such sale, the Declaratory Relief Action shall be dismissed, the Participating Lease and the Purchase Agreement shall be terminated and Buyer and Seller shall be released of any obligations either may have to the other with respect to the purchase and sale of the Bonaventure Country Club; (ix) the Participating Lease shall (a) terminate upon the earliest to occur of the sale of the Bonaventure Country Club, 30 days after the Court renders its decision in the Declaratory Relief Action, or the occurrence of an uncured default by the Lessee under the Participating Lease, (b) provide for Annual Base Rent from and after August 1, 2001 until the expiration of the Participating Lease shall be $1,374,996 (or a monthly Base Rent of $114,583), and (c) if Buyer prevails in the Declaratory Relief Action and, as a result, the Participating Lease is terminated, and Buyer does not acquire the Bonaventure Country Club, Seller shall reimburse the Lessee the amount (if any) by which (1) the aggregate Base Rent actually paid by the Lessee to Seller for the Bonaventure Country Club for the period accruing from and after August 1, 2001 through and including the effective date of termination of the Participating Lease, exceeds (2) the aggregate earnings before interest, taxes, depreciation, amortization, rent and management fees, calculated on a cash basis, derived by the Lessee from the Bonaventure Country Club and accruing during the period commencing on (and including) August 1, 2001 through and including the effective date of termination of the Participating Lease; and (x) Larry Young and Danny Young shall each execute a guaranty of the obligations of the Seller under the Bonaventure Settlement Agreement.

Mystic Creek Golf Course

The Lessee filed a bankruptcy petition on February 25, 2000 to prevent us from concluding our eviction action.  The Lessee then commenced an adversary proceeding in the Bankruptcy Court seeking a declaratory judgment that the Participating Lease was not a true Lease but was rather a financing arrangement which could be modified in the Lessee’s Chapter 11 case.  The matter was tried in May 2001 and closing arguments were made in July 2001.  The Bankruptcy Court took the matter under advisement.  On October 10, 2001, it issued a Trial Opinion holding that the Participating Lease was a true lease not subject to modification in bankruptcy.  On October 24, 2001, the Court entered its Declaratory Judgment to that effect.  The Lessee had until December 3, 2001 to either assume the Participating Lease (and cure all arrearages) or reject the Participating Lease (and surrender the property to us).  The Lessee surrendered the property to us on November 1, 2001 and we assumed management of this Golf Course as of that date.

                Since commencement of the Chapter 11 proceedings, Mystic Creek made certain payments to our Operating Partnership in a total amount less than the total rent payments due under the Participating Lease. In May 2001, our Operating Partnership filed a motion to compel the payment or escrow of rent and taxes due under the Participating Lease in and after May 2001. The Bankruptcy Court heard the motion in June 2001 and took the matter under advisement.   After the issuance of its Trial Opinion in the adversary proceeding, the Bankruptcy Court has scheduled this motion for hearing on November 30, 2001 in light of the Trial Opinion.

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

Golf Trust of America v. Township of Milford and Oakland County.

                Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that the Golf Course (in which we have a long term ground lease interest) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for public purpose. Two cases are presently pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000 and 2001), while a third case (for prior years' tax assessments) is presently before the Michigan Court of Appeals. We are unable to predict the outcome of these cases with certainty at this time. We anticipate that the Court of Appeals will act on this case before the end of the year; the other cases are stayed pending the outcome of that appeal.

Osage National Golf Club

                The lawsuit Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction was the transfer of OP Units to Osage National Golf Club. Plaintiffs allege, under various theories, that the defendants misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented and, because of this, they have suffered actual damages in the amount of not less than $3,500,000. In addition, they claim that they are entitled to unspecific punitive damages. A Scheduling Conference was held in this case in late December 2000. The case is tentatively set for trial in January of 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to Plaintiffs' requests for documents and Plaintiffs have taken the depositions of several of our current and former officers. Plaintiffs failed to produce a corporate representative for deposition.  Plaintiffs have not yet responded to our discovery. In addition, the former Manager of the Plaintiffs, who was the most knowledgeable of Plaintiffs’ claims, is now deceased.  Plaintiffs’ attorney has filed a Memorandum with the Court purporting to withdraw.  The Court has not, however, approved the withdrawal.  Because of the uncertainty as to the Plaintiffs’ potential witnesses and because of the uncertainty as to representation of the Plaintiffs, we are unable to give an assessment as to the likely outcome or as to a probable range of loss.

Sandpiper Golf Course

On January 18, 2001, Sandpiper at SBCR, LLC, which is the lessee of our Sandpiper golf course, and Environmental Industries, Inc. (“EII”) filed a Complaint for Injunctive Relief and Declaratory Relief Pending Arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which we own the golf course, Sandpiper-Golf Trust LLC, or SGT.  SGT had leased the golf course to the Sandpiper lessee pursuant to a lease dated March 6, 1998.  EII has secured a line of credit guaranteeing the lessee’s performance under the lease.  The complaint alleges that the Sandpiper lessee is excused from paying rent under the lease because SGT has failed to perform certain obligations under the lease and under a purported amendment to the lease.  The complaint does not allege a cause of action for breach of the lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the lease, terminating the lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the lease.  On January 24, 2001, the Sandpiper lessee sought and obtained a temporary restraining order prohibiting SGT from issuing notices of default, terminating the lease, or drawing on the letter of credit pending a preliminary injunction hearing scheduled for February 2, 2001.  On January 27, 2001, the parties entered into a Standstill Agreement, pursuant to which the temporary restraining order dissolved by its terms on February 2, 2001.  In addition, SGT agreed, among other things, not to terminate the lease based on the current disputes between the parties pending the outcome of the dispute resolution process.  In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award.

Pursuant to the terms of the Lease, the parties have agreed to arbitrate this dispute.  The arbitration hearing is scheduled to commence on December 13, 2001.  Discovery is just now commencing, and it is not possible to predict the outcome of the dispute.

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

                On May 22, 2001, HT-Santa Barbara, Inc. and the ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara, California, titled HT-Santa Barbara, Inc. and the ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC, Case No. 1042834. The allegations in the complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50,000,000, interest, punitive damages, costs of suit, (including attorney's fees), and specific performance. On Friday, June 22, 2001, defendants filed a demurrer (which is a motion to dismiss for failure to state a claim on which release can be granted) and a motion to stay the action pending the outcome of the arbitration to be concluded in the disputed described above regarding SBCR, LLC and EII. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted the motion to stay the action pending the outcome of the arbitration described above.  The court did not rule on the demurrer.   The parties have conducted no discovery to date.   It is not possible to predict the outcome of the dispute.

Concordia I, L.P. v. Golf Trust of America, Inc., et al.

                On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and Mr. Young. Concordia I, L.P., which claims to be one of our stockholders and which seeks to prosecute its claim brought the lawsuit on behalf of all of our stockholders other than the defendants' and their affiliates or immediate family members. The lawsuit seeks damages in an unspecified amount. The plaintiff alleges that our payments to our officers under their employment contracts and our agreement to sell Golf Courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. Finally, the plaintiff alleges that our preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff seeks to void any vote taken pursuant thereto or, in the alternative, damages. The plaintiff delivered to us on July 30, 2001 an Amended Class Action Complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendants. The matter has been tendered to our directors and officers insurance carrier. We are evaluating the Amended Class Action Complaint. The Amended Class Action Complaint against Banc of America Securities, LLC and Bank of America, N.A. asserts claims against these entities for negligent misrepresentation, unjust enrichment, equitable estoppel and aiding and abetting proxy misrepresentation.  Golf Trust of America, Inc. and its officers and directors have moved to dismiss the complaint for failure to state a claim upon which relief may be granted.  The plaintiff’s response to this motion was received on November 6, 2001.  A hearing on this motion is scheduled for November 19, 2001.  It is not possible to predict the outcome of this motion or dispute at this time.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

                This is an action filed by a contractor, Lake Ozark Construction Industries, Inc. (“LOCI”), and its asserted assignee of lien and account rights, Everett Holding Company, Inc. (“Everett ”), in the Fall of 1999 against numerous defendants including Golf Trust of America, L.P.  Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P.  Plaintiffs’ amended petition is in six counts.  Counts I, II, and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which Plaintiffs claim was the prime contractor and hired LOCI as a subcontractor.  Counts IV, V, and VI name Golf Trust of America, L.P. and other defendants.  Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including Golf Trust of America, L.P.  The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees.  Plaintiffs calculate interest to the May 29, 1999, lien-filing date to be $151,180 and interest thereafter to be $354 per day.  Count V of the amended petition, directed at various defendants including Golf Trust of America, L.P., seeks a determination of priority of Plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including Golf Trust of America, L.P.’s.  The outcome of Count V will be determined by the resolution on the merits of Count IV.  Finally, Count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, to Everett, apparently given to Everett to forestall Plaintiffs’ filing of the mechanic’s lien.  The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to Golf Trust of America, L.P. for its property.  The Court ruled on June 25, 2001, on cross motions for summary judgment filed by Plaintiffs, Golf Trust of America, L.P., and defendant Central Bank of Lake of the Ozarks, a beneficiary of deeds of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett.  The Court denied all the motions with one exception -- it granted Everett summary judgment on Count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to Golf Trust of America, L.P. and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett.  The Court did not explain its rulings on the remainder of Plaintiffs’ motion or on the motions of Golf Trust of America, L.P. and Central Bank of Lake of the Ozarks, except that “there remain substantial and genuine issues of material fact.”  Since the Court’s ruling on the summary judgment motions, Plaintiffs have moved for a trial setting. The scheduled August 28 hearing on the trial setting motion that we reported in our July 31, 2001, letter was cancelled by the Court.  The Court has scheduled another hearing, on November 21, at which we anticipate the trial setting motion may be taken up.  While substantial discovery and other activity have occurred in this case, substantial further discovery remains to be conducted, and we are unable to give an assessment as to a likely outcome or as to a probable range of loss.

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

Not Applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2001.

Item 5.    OTHER INFORMATION

Not Applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 2001, we filed the following reports on Form 8-K:

•          Dated July 10, 2001, describing under Item 5 that the continuing discussions with our lenders led to the postponement of the injunction hearing scheduled for July 10, 2001 to July 26, 2001 and that on July 25, 2001, we entered into an amended and restated credit agreement with our lenders.

•          Dated July 31, 2001, describing under Item 5 that the Legends transaction has closed and that the Bonaventure Participating Lease was amended.

•          Dated August 20, 2001, describing under Item 5 that our 2001 Annual Shareholders meeting is scheduled for November 15, 2001 at 8:30 a.m. to be held at Charleston Place Hotel, 205 Meeting Street, Charleston, South Carolina, and further describing that our shareholders will be mailed a proxy statement with voting instructions prior to the annual meeting.

Exhibits

                The following exhibits are part of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

No.

Description

2.1

Plan of Liquidation and Dissolution, as approved by our company's shareholders on May 22, 2001 (previously filed as Exhibit 2.1 to our company's Current Report on Form 8–K, filed May 30, 2001, and incorporated herein by reference)

3.1.1

Articles of Amendment and Restatement of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to our company's Registration Statement on Form S–11 (Commission File No. 333–15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.1.2

Articles of Amendment of Golf Trust of America, Inc. as filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit 3.2B to our company's Quarterly Report on Form 10–Q, filed August 14, 1998 and incorporated herein by reference).

3.1.3

Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on May 25, 2001 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8–K, filed May 30, 2001 and incorporated herein by reference).

3.2.1

Articles Supplementary of Golf Trust of America, Inc. relating to the Series A Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

3.2.2

Articles Supplementary of Golf Trust of America, Inc. relating to the Series B Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on August 27, 1999 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8–K, filed August 30, 1999, and incorporated herein by reference).

3.3

Bylaws of Golf Trust of America, Inc., as amended by the Board of Directors on April 2, 2001 and as currently in effect (previously filed as Exhibit 3.3 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed May 15, 2001, and incorporated herein by reference).

4.1	Form of Share Certificate for the Common Stock (previously filed as Exhibit 4.3 to our company's Current Report on Form 8–K, filed August 30, 1999, and incorporated herein by reference).
4.2	Form of Share Certificate for the Series A Preferred Stock (previously filed as Exhibit 3.2 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).
4.3

Shareholder Rights Agreement, by and between our company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to our company's Current Report on Form 8–K, filed August 30, 1999, and incorporated herein by reference).

4.4+

Voting Agreement, between Golf Trust of America, Inc. and the holder of all of its outstanding shares of Series A Preferred Stock, AEW Targeted Securities Fund, L.P., dated February 22, 2001 (previously filed as Exhibit 4.2 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

4.5

Voting Agreement, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc. and the holders of operating partnership units named therein, dated as of February 14, 2001 (previously filed as Exhibit 4.3 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.1.1

First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of Golf Trust of America, L.P. (the "Operating Partnership"), dated February 12, 1997 (previously filed as Exhibit 10.1 to our company's Annual Report on Form 10–K, filed March 31, 1997, and incorporated herein by reference).

10.1.2

First Amendment to the Partnership Agreement, dated as of February 1, 1998 (previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10–K, filed March 31, 1998, and incorporated herein by reference).

10.1.3

Second Amendment and Consent to the Partnership Agreement dated as of February 14, 2001 (previously filed as Exhibit 10.3 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through November 9, 2001
10.1.5

Designation of Class B Common OP units of the Operating Partnership, dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10–K, filed March 31, 1998, and incorporated herein by reference).

10.1.6

Designation of Series A Preferred OP units of the Operating Partnership, dated April 2, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.3 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

10.1.7

Designation of Series B Preferred OP units of the Operating Partnership, dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.6 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.1.8

Designation of Series C Preferred OP units of the Operating Partnership, dated July 28, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.7 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.2.1

Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.2.2

Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to our company's Amended Annual Report on Form 10–K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3

Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N.A., as Documentation Agent (previously filed as Exhibit 10.2.3 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.2.4

Second Amended and Restated Credit Agreement, dated as of July 25, 2001, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., Sandpiper–Golf Trust, LLC, GTA Tierra Del Sol, LLC, and GTA Osage, LLC, as Guarantors, the Lenders referred to therein, and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, filed August 1, 2001, and incorporated herein by reference).

10.3

Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.4

Loan Agreement (the "Participating Mortgage"), dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.5	Form of Participating Lease Agreement (previously filed as Exhibit 10.2 to our company's Registration Statement on Form S–11, filed January 15, 1997, and incorporated herein by reference).
10.6

1997 Non–Employee Directors' Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our company's Registration Statement on Form S–11 (Commission File No. 333–15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7

1997 Stock Incentive Plan (the "Original 1997 Plan") of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our company's Registration Statement on Form S–11 (Commission File No. 333–15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.8

1997 Stock–Based Incentive Plan of Golf Trust of America, Inc. (the "New 1997 Plan") (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed August 15, 1997, and incorporated herein by reference).

10.9

Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed August 15, 1997, and incorporated herein by reference).

10.10

Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed August 15, 1997, and incorporated herein by reference).

10.11

General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our company's Registration Statement on Form S–11 (Commission File No. 333–36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.12

Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our company's Registration Statement on Form S–11 (Commission File No. 333–36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.13

1998 Stock–Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our company's definitive Proxy Statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.14

Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company's Registration Statement on Form S–8 (Commission File No. 333–46659), filed February 20, 1998, and incorporated herein by reference).

10.15

Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S–8 (Commission File No. 333–46659), filed February 20, 1998, and incorporated herein by reference).

10.16.1

First Amended and Restated Employment Agreement between our company and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.16.2

Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.17.1

Second Amended and Restated Employment Agreement between our company and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.17.2

Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.18

Stock Purchase Agreement, dated April 2, 1999, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc., GTA LP, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

10.19

Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

10.20.1+

Purchase and Sale Agreement, between Golf Trust of America, L.P., as seller, and Legends Golf Holding, LLC, as buyer, dated as of February 14, 2001 (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference and as Exhibit 10.1 to our company's Current Report on Form 8–K, filed August 14, 2001 and incorporated herein by reference).

10.20.2

First Amendment to Purchase Agreement, Fifth Amendment to Lease Agreement (Bonaventure Golf Club) and Settlement Agreement dated as of July 30, 2001, by and among Golf Trust of America, L.P., Legends Golf Holding, LLC, Legends at Bonaventure, Inc., Larry Young and Danny Young (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, filed August 14, 2001 and incorporated herein by reference).

10.21

Confidentiality and Standstill Letter Agreement between Golf Trust of America, Inc. and The Legends Group, dated as of February 14, 2001 (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

*              Filed herewith

+              Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
By:	/s/ W. Bradley Blair, II

W. Bradley Blair, II President and Chief Executive Officer

/s/ W. Bradley Blair, II	November 14, 2001
W. Bradley Blair, II President, Chief Executive Officer and Chairman of the Board of Directors	Date

/s/ Scott D. Peters	November 14, 2001
Scott D. Peters Senior Vice President and Chief Financial Officer	Date

EXHIBIT INDEX

                Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

                The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed herewith.

No.

Description

2.1

Plan of Liquidation and Dissolution, as approved by our company's shareholders on May 22, 2001 (previously filed as Exhibit 2.1 to our company's Current Report on Form 8–K, filed May 30, 2001, and incorporated herein by reference)

3.1.1

Articles of Amendment and Restatement of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to our company's Registration Statement on Form S–11 (Commission File No. 333–15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.1.2

Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit 3.2B to our company's Quarterly Report on Form 10–Q, filed August 14, 1998 and incorporated herein by reference).

3.1.3

Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on May 25, 2001 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8–K, filed May 30, 2001 and incorporated herein by reference).

3.2.1

Articles Supplementary of Golf Trust of America, Inc. relating to the Series A Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

3.2.2

Articles Supplementary of Golf Trust of America, Inc. relating to the Series B Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on August 27, 1999 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8–K, filed August 30, 1999, and incorporated herein by reference).

3.3

Bylaws of Golf Trust of America, Inc., as amended by the Board of Directors on April 2, 2001 and as currently in effect (previously filed as Exhibit 3.3 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed May 15, 2001, and incorporated herein by reference).

4.1	Form of Share Certificate for the Common Stock (previously filed as Exhibit 4.3 to our company's Current Report on Form 8–K, filed August 30, 1999, and incorporated herein by reference).
4.2	Form of Share Certificate for the Series A Preferred Stock (previously filed as Exhibit 3.2 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).
4.3

Shareholder Rights Agreement, by and between our company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to our company's Current Report on Form 8–K, filed August 30, 1999, and incorporated herein by reference).

4.5

Voting Agreement, between Golf Trust of America, Inc. and the holder of all of its outstanding shares of Series A Preferred Stock, AEW Targeted Securities Fund, L.P., dated February 22, 2001 (previously filed as Exhibit 4.2 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

4.5

Voting Agreement, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc. and the holders of operating partnership units named therein, dated as of February 14, 2001 (previously filed as Exhibit 4.3 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.1.1

First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of Golf Trust of America, L.P. (the "Operating Partnership"), dated February 12, 1997 (previously filed as Exhibit 10.1 to our company's Annual Report on Form 10–K, filed March 31, 1997, and incorporated herein by reference).

10.1.2

First Amendment to the Partnership Agreement, dated as of February 1, 1998 (previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10–K, filed March 31, 1998, and incorporated herein by reference).

10.1.3

Second Amendment and Consent to the Partnership Agreement  dated as of February 14, 2001 (previously filed as Exhibit 10.3 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests), as revised through November 9, 2001.
10.1.5

Designation of Class B Common OP units of the Operating Partnership, dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10–K, filed March 31, 1998, and incorporated herein by reference).

10.1.6

Designation of Series A Preferred OP units of the Operating Partnership, dated April 2, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.3 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

10.1.7

Designation of Series B Preferred OP units of the Operating Partnership, dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.6 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.1.8

Designation of Series C Preferred OP units of the Operating Partnership, dated July 28, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.7 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.2.1

Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.2.2

Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to our company's Amended Annual Report on Form 10–K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3

Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N.A., as Documentation Agent (previously filed as Exhibit 10.2.3 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.2.4

Second Amended and Restated Credit Agreement, dated as of July 25, 2001, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., Sandpiper–Golf Trust, LLC, GTA Tierra Del Sol, LLC, and GTA Osage, LLC, as Guarantors, the Lenders referred to therein, and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, filed August 1, 2001, and incorporated herein by reference).

10.3

Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.4

Loan Agreement (the "Participating Mortgage"), dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.5	Form of Participating Lease Agreement (previously filed as Exhibit 10.2 to our company's Registration Statement on Form S–11, filed January 15, 1997, and incorporated herein by reference).
10.6

1997 Non–Employee Directors' Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our company's Registration Statement on Form S–11 (Commission File No. 333–15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7

1997 Stock Incentive Plan (the "Original 1997 Plan") of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our company's Registration Statement on Form S–11 (Commission File No. 333–15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.8

1997 Stock–Based Incentive Plan of Golf Trust of America, Inc. (the "New 1997 Plan") (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed August 15, 1997, and incorporated herein by reference).

10.9

Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed August 15, 1997, and incorporated herein by reference).

10.10

Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our company's Quarterly Report on Form 10–Q (Commission File No. 000–22091), filed August 15, 1997, and incorporated herein by reference).

10.11

General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our company's Registration Statement on Form S–11 (Commission File No. 333–36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.12

Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our company's Registration Statement on Form S–11 (Commission File No. 333–36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.13

1998 Stock–Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our company's definitive Proxy Statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.14

Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company's Registration Statement on Form S–8 (Commission File No. 333–46659), filed February 20, 1998, and incorporated herein by reference).

10.15

Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S–8 (Commission File No. 333–46659), filed February 20, 1998, and incorporated herein by reference).

10.16.1

First Amended and Restated Employment Agreement between our company and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.16.2

Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001(previously filed as Exhibit 10.4 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.17.1

Second Amended and Restated Employment Agreement between our company and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company's Annual Report on Form 10–K, filed March 30, 2000, and incorporated herein by reference).

10.17.2

Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

10.18

Stock Purchase Agreement, dated April 2, 1999, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc., GTA LP, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

10.19

Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, filed April 13, 1999, and incorporated herein by reference).

10.20.1+

Purchase and Sale Agreement, between Golf Trust of America, L.P., as seller, and Legends Golf Holding, LLC, as buyer, dated as of February 14, 2001 (previously filed as Exhibit 10.1 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference and as Exhibit 10.1 to our company's Current Report on Form 8–K, filed August 14, 2001 and incorporated herein by reference).

10.20.2

First Amendment to Purchase Agreement, Fifth Amendment to Lease Agreement (Bonaventure Golf Club) and Settlement Agreement dated as of July 30, 2001, by and among Golf Trust of America, L.P., Legends Golf Holding, LLC, Legends at Bonaventure, Inc., Larry Young and Danny Young (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, filed August 14, 2001 and incorporated herein by reference).

10.21

Confidentiality and Standstill Letter Agreement between Golf Trust of America, Inc. and The Legends Group, dated as of February 14, 2001 (previously filed as Exhibit 10.2 to our company's Current Report on Form 8–K, filed March 14, 2001, and incorporated herein by reference).

*              Filed herewith

+              Portions of this exhibit have been omitted pursuant to a request for confidential treatment.