Form 10-K405
period 2001-12-31
GOLF TRUST OF AMERICA INC
filed 2002-04-01
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Golf Trust of America, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
14 North Adger's Wharf Charleston, SC 29401	(843) 723-4653
(Address of principal executive offices) (Zip Code)	(Telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	American Stock Exchange American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

        On March 22, 2002 there were 7,778,103 common shares outstanding of the registrant's only class of common stock. Based on the March 22, 2002 closing price of $6.24 per share, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $48,535,363.

Documents Incorporated By Reference

        Certain exhibits to our company's prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K
for the Year Ended December 31, 2001

TABLE OF CONTENTS

PART I	1
ITEM 1. BUSINESS	1
General Description of our Business	1
The Operating Partnership and our Subsidiaries	1
Plan of Liquidation	2
Updated Liquidation Range	3
Golf Course Dispositions	5
Our Remaining Golf Course Assets	5
Letters of Intent and Purchase Agreements	6
Expected Loss of REIT Status	7
Defaults in 2001	8
Financial Information About Industry Segments	11
Narrative Description Of Business	11
The Golf Industry	13
Foreign Operations	15
ITEM 2. PROPERTIES	15
Resort Courses	16
High-End Daily Fee Courses	16
Private Club Courses	16
The Participating Leases	17
ITEM 3. LEGAL PROCEEDINGS	21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
Fourth Quarter 2001	30
Deadlines for Submitting Stockholder Proposals for our 2002 Annual Meeting	30
PART II	31
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	31
Market Information	31
Stockholder and OP Unitholder Information	31
Dividends	32
Recent Sales of Unregistered Securities	32
Stock Repurchase Program	33
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA	33
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36
Plan of Liquidation	36
Revised Projected Liquidating Distributions	43
Risks That Might Delay or Reduce our Liquidating Distributions	45
Real Estate Held for Sale	54
Commitments and Contingencies	55
Results of Operations	55
Adjustment to Liquidation Basis of Accounting	57
Lessee Defaults and Legal Proceedings	58
Liquidity and Capital Resources	58
Credit Agreement	60
Commitments to Lessees	60

i

Recent Accounting Pronouncements	61
Inflation	61
Seasonality	61
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	61
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH OUR CERTIFIED PUBLIC ACCOUNTANT	61
PART III	62
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	62
Biographical Information	62
Committees	64
Director Compensation	65
Directors and Officers Insurance	65
Indemnification	65
Section 16(a) Beneficial Ownership Reporting Compliance	65
ITEM 11. EXECUTIVE COMPENSATION	66
Option Grants for Last Fiscal Year	67
Option Exercises in 2001 and Year-End Option Values	67
Employment Agreements	68
Covenants Not to Compete	70
Change of Control Agreements	70
Compensation Committee Interlocks and Insider Participation	70
Report Of The Compensation Committee On Executive Compensation	70
Stock Performance Graph	73
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	73
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	75
Transactions with Management and Others	75
Indebtedness of Management	76
PART IV	77
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	77
Financial Statements and Schedules	77
Exhibits	77
Reports On Form 8-K	77
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	77
INDEX TO FINANCIAL STATEMENTS	F-1
EXHIBIT INDEX

ii

PART I

ITEM 1.    BUSINESS

General Description of our Business

        We are a real estate investment trust, or REIT, originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this annual report, the term "company" generally includes GTA, the operating partnership and all of our subsidiaries.

        We had no significant operations prior to our initial public offering of common stock in February 1997. From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Innisbrook Resort in Florida, which serves as collateral for a $79 million participating mortgage loan we hold as the lender.

        For any year in which we qualify as a REIT, we generally will not be subject to federal income tax on the portion of our taxable income (or taxable gain) that we distribute to our stockholders. In order to maintain our qualification as a REIT under the tax code, among other tests, we must derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other sources specified in the tax code. Income from golf course operations generally does not qualify as rent from real property, and if we operated our golf courses directly we would have trouble meeting the 95% REIT income test. Accordingly, our historical business practice has been to lease our golf courses to multiple independent lessees.

        In most cases we leased our newly-acquired golf courses back to an affiliate of the seller, since we believed that the seller's familiarity with local conditions and continuity of management would facilitate the golf course's growth and profitability. All of our leases were structured as participating leases, the terms of which entitled us to participate in the lessees' revenue growth, if any, at the golf courses.

        In this annual report, we generally refer to golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course facility would be counted as 1.5 golf courses.

        Our executive offices are located at 14 North Adger's Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

The Operating Partnership and our Subsidiaries

        We acquired a number of golf courses as contributions to our operating partnership in exchange for partnership equity in the form of units of limited partnership interests, called operating partnership, or OP, units. In those cases, the golf courses' prior owners became limited partners in our operating partnership.

        We are structured as an "UPREIT," which is a corporate structure in which a public REIT, such as GTA, is the general partner of an operating partnership. We conduct all material business through our operating partnership; for example when we raised capital through equity offerings we contributed the net proceeds to our operating partnership. One important feature of our UPREIT structure is that shares of our common stock are the close economic equivalent of OP units in the operating partnership. GTA, through its subsidiaries, holds one OP unit for each of its outstanding shares, and GTA's sole source of income is distributions from the operating partnership on these OP units (and reimbursement of its administrative costs from the operating partnership pursuant to the partnership agreement).

        GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA's general and limited partnership interests in the operating partnership. The board of directors of each subsidiary is comprised of the executive officers of GTA. The operating partnership was formed in Delaware in November 1996.

        The operating partnership is the legal owner of our golf courses and is the lender under the participating mortgage. GTA GP is the sole general partner of the operating partnership and GTA LP is a limited partner of the operating partnership. As of March 22, 2002, GTA held a 96.6% common interest in the operating partnership, through its subsidiaries. GTA also owns all of the Series A preferred interests in the operating partnership through its subsidiary GTA LP.

        Each of the limited partners (other than GTA LP), generally has the right to tender its OP units for redemption by the operating partnership. In that case, the operating partnership agreement requires us either to exchange the partner's OP units for shares of GTA common stock, on a one-for-one basis, or to redeem the OP units for an equivalent amount of cash, based on the then-current market price of GTA common stock. Almost all of the limited partners have now redeemed their OP units for shares of our common stock. Accordingly, GTA holds almost all of the remaining interests in the operating partnership through its two subsidiaries.

        "Legends" refers to a group of companies controlled by Larry D. Young, a former director of the Company. Legends contributed seven golf courses to our operating partnership at the time of our initial public offering in exchange for OP units. Legends leased those seven golf courses, and an additional 5.5 golf courses following the default and eviction of their original lessees. Legends was our most significant lessee in terms of the number of golf courses leased from us. As part of our plan of liquidation, we sold to Legends 6.5 of the golf courses that it leased from us. At that time, the four Legends limited partners held approximately 23.6% of the common OP units, all of which were redeemed in the sale of these assets. Legends no longer holds any OP units in the operating partnership. We no longer have any business relationship with Legends.

Plan of Liquidation

        In early 2001, following an extensive review of our strategic alternatives, our board of directors concluded that continuing with our historical business plan was unlikely to maximize stockholder value and proposed a plan of liquidation and dissolution of our company. A number of reasons for the board's decision are described in Item 7 of this annual report.

        On May 22, 2001, our proposed plan of liquidation was approved by a 98% affirmative vote of the shares present or represented by proxy at our special stockholders meeting (constituting a 77% affirmative vote of all outstanding common shares.) Since then, our primary objective has been to maximize distributions to stockholders by selling our golf courses at commercially reasonable prices pursuant to the plan of liquidation. Our progress is summarized in this annual report.

        Based upon the facts and circumstances prevailing at the time of our proxy statement soliciting stockholder approval of the plan of liquidation, management had estimated that total liquidating distributions to common stockholders would be within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholder approval. One of our financial advisors, Houlihan Lokey Howard & Zukin, estimated that liquidating distributions would be within the range of $9.53 to $13.26 per share. Management's estimated distribution range was based on numerous assumptions.

        While management believed their assumptions were reasonable at the time they were made, they did not contemplate the events of September 11, 2001, nor the severe weakening of the economy during the latter half of 2001, both of which caused significant detrimental impacts on the financial performance of our assets.

        Our assets consist primarily of high-end golf courses, including a number of destination-resort golf courses. As such, our assets are at the intersection of the leisure and travel sectors of the U.S. economy.

        We believe that public reaction to the terrorist attacks, together with rising unemployment and falling consumer confidence over the past year have caused a significantly adverse impact on the travel and leisure sector. Based on management's discussions with industry participants, we believe the golf industry in general, and golf-related destination-resorts in particular, have experienced material declines in revenue during the six months preceding the filing of this annual report. We attribute these declines primarily to the public's reluctance to travel and the public's hesitancy to engage in leisure spending.

        In this environment, golf course operators and resort operators are finding it difficult to project future operating results because of their inability to predict how long public pessimism will last or when economic recovery of the golf and travel industries will begin. We currently expect that the economic recession and the effect of September 11th on the financial markets and the travel, leisure, and destination resort sectors, will adversely impact our plan of liquidation by causing a prolonged liquidation time frame and declining golf course asset valuations. Consequently, we currently expect that liquidating distributions to our common stockholders will be lower and later than the ranges anticipated in our proxy statement dated April 6, 2001.

        We face a sales environment in which the number of potential golf course buyers has greatly decreased due to a general preference to keep available capital liquid and not to invest in assets that are dependent on travel and leisure spending. At the same time, the number of golf course sellers is increasing, as the declining revenue from golf course operations has caused many owners and operators to place their assets for sale. To assist us in updating our estimated range of liquidating distributions to common stockholders, our board of directors retained Houlihan, Lokey Howard & Zukin Financial Advisors, Inc. on February 21, 2002, to prepare an updated financial model of our ongoing plan of liquidation. Concurrently, we terminated the engagement of Banc of America Securities LLC as our financial advisor.

Updated Liquidation Range

        The following discussion of our projected liquidating distributions contains forward-looking statements regarding the amount and timing of any distributions and asset sales. The actual amount and timing of our liquidating distributions and asset sales could vary materially from the projections below. A number of important factors that could cause such a variance are discussed in Item 7 of this annual report under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

        We currently estimate that stockholders will ultimately receive between $6.01 and $9.43 per share in liquidating distributions. Although our golf course dispositions to date, considered in the aggregate, have been within the sales price range originally projected by our management, we currently expect to fall short of the originally projected distribution range as a result of the following significant factors:

  •
  Numerous lessee defaults (see "Item 1—Business—Defaults in 2001"), including our borrower's default under the Innisbrook Resort participating mortgage, and the costs of enforcing our rights against defaulting lessees and contract parties (see "Item 3—Legal Proceedings") have caused our results of operations to be less than we expected over the past 12 months, and have reduced our cash available for distribution.

  •
  The economic recession and reduced travel and leisure spending nationwide, particularly following the September 11, 2001 attacks, are causing revenues from golf course operations to diminish and making it more difficult for potential buyers to predict future revenue levels. In turn, potential buyers are reducing their bids (potential buyers oftentimes value potential acquisitions based on their projections of the property's future revenue streams).

  •
  Our receipts of rent, participating mortgage interest and golf course net income from the managed courses were significantly adversely affected by events of September 11th and the impacts of the economic downturn.

  •
  Declining revenue from golf course operations has caused an increasing number of owners and operators to market their golf course assets for sale. This increased supply creates a buyer's market, further causing prices to fall. Accordingly, we have reduced our estimate of the net proceeds we will receive from our unsold golf courses and our lender's interest in the participating mortgage.

        Our current estimated distribution range assumes that the pending litigation with our tenant at the Sandpiper Golf Course and the pending default of the borrower at the Innisbrook Resort will be resolved and that the proceeds we receive from these assets will not be affected by litigation and/or the dispute process.

        Pursuant to the plan of liquidation, we are required to use commercially reasonable efforts to complete the liquidation and dissolution of our company no later than May 22, 2003, which is the second anniversary of our stockholders' approval of the plan of liquidation. We are continuing to use commercially reasonable efforts to complete our liquidation on that basis.

        Our current estimated distribution range assumes that substantially all of our golf course assets will be sold by the end of 2002, other than our lender's interest in the participating mortgage secured by the Innisbrook Resort which is currently non-performing and in default. We currently intend to hold our lender's interest in Innisbrook until the problems impairing its resale value have been resolved. Accordingly, we expect that our lender's interest in Innisbrook will be our final liquidated asset. Management's revised range assumes that we will realize projected operating cash flows from our remaining assets until their disposition.

        Absent unforseen circumstances, we currently anticipate that we will be able to repay our senior bank debt within the next twelve months upon the sale of our assets. The terms of our preferred stock and the plan of liquidation prohibit us from making any further distributions to common stockholders until the preferred stock is redeemed in full. However, we expect that the net proceeds of our asset dispositions will not be sufficient to redeem our preferred stock in full until we liquidate our lender's interest in the participating mortgage at the Innisbrook Resort. Consequently, at this time we do not expect to make any distributions to our common stockholders until we have liquidated our participating mortgage interest in the Innisbrook Resort, which may be subject to delays and might extend significantly beyond the second anniversary of the stockholders' approval of the plan of liquidation.

        For more detail regarding our financial condition, please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Golf Course Dispositions

        From January 1, 2001 through March 22, 2002, we disposed of the following 26.0 (eighteen-hole equivalent) golf courses:

Golf Course Name	City and State	Holes	Sale Date	Total Consideration (in millions)(1)
Raintree Golf Course and	Akron, OH	18	1/4/01	$4.3
Ohio Prestwick Country Club	Akron, OH	18	1/4/01	6.35
Persimmon Ridge Country Club	Louisville, KY	18	2/15/01	5.2
Club of the Country	Louisburg, KS	18	3/16/01	2.655
Brentwood Golf & Country Club	White Lake Township, MI	18	3/20/01	2.6
Metamora Golf & Country Club	Metamora, MI	18	4/9/01	4.931
Silverthorn Country Club	Tampa, FL	18	4/12/01	4.25
Palm Desert Country Club	Palm Desert, CA	27	4/20/01	4.075
Woodlands Golf Course	Gulf Shore, AL	18	5/1/01	6.4
Cooks Creek Golf Club	Ashville, OH	18	5/16/01	4.0
Royal New Kent Golf Club and	Providence Forge, VA	18	6/15/01	10.8
Legends of Stonehouse	Williamsburg, VA	18
Eagle Watch Golf Club	Atlanta, GA	18	7/11/01	5.85
Olde Atlanta Golf Club	Atlanta, GA	18	7/11/01	7.8
Legends Transaction			7/31/01	89.411
Parkland	Myrtle Beach, SC	18
Moorland	Myrtle Beach, SC	18
Heathland	Myrtle Beach, SC	18
Heritage Golf Club	Pawley's Island, SC	18
Oyster Bay Golf Links	Sunset Beach, NC	18
Tiburon Golf Course	Omaha, NE	27
Emerald Dunes Golf Club	West Palm Beach, FL	18	9/7/01	16.9
Sweetwater Golf & Country Club	Apopka, FL	18	9/18/01	3.25
Polo Trace Golf & Country Club	Delray Beach, FL	18	10/22/01	8.35
Cypress Creek Golf Course	Boynton Beach, FL	18	11/28/01	4.10
The Pete Dye Golf Club	Bridgeport, WV	18	12/19/01	13.432

(1)
Includes the value of common stock and/or OP units received in the sales transaction. Some multi-course sales are shown as a single sales price if the purchase agreement did not separately allocate the consideration among the golf courses.

Our Remaining Golf Course Assets

        As of March 22, 2002, we hold interests in 21 golf courses (or 12 assets), 17 of which are owned by us and four of which (at the Innisbrook Resort) serve as collateral for our lender's interest in the participating mortgage. Of the 17.0 golf courses that we own as of March 22, 2002, we hold 15.5 in fee simple and 1.5 pursuant to a long-term ground lease.

        Our 21 golf courses are located in the following U.S. states (golf course quantities below are stated in terms of 18-hole equivalents, such that one 27-hole facility is reported as 1.5 golf courses):

•	Florida (9)	•	Texas (1.5)	•	California
•	South Carolina (2)	•	Michigan (1.5)	•	New Mexico
•	Illinois (3.5)	•	Missouri (1.5)

        These 21 golf courses are located among the following 12 distinct properties:

Property	Location	18-Hole Equivalent
Black Bear	Orlando, FL	1.0
Bonaventure	Ft. Lauderdale, FL	2.0
Wekiva	Orlando, FL	1.0
Eagle Ridge	Galena, IL	3.5
Innisbrook Resort (participating mortgage)	Palm Harbor, FL	4.0
Lost Oaks of Innisbrook	Palm Harbor, FL	1.0
Sandpiper	Santa Barbara, CA	1.0
Northgate	Houston, TX	1.5
Tierra Del Sol	Albuquerque, NM	1.0
Mystic Creek	Milford, MI	1.5
Osage National	Lake of the Ozarks, MO	1.5
Stonehenge	Columbia, SC	2.0

		21.0

Letters of Intent and Purchase Agreements

        As of March 22, 2002 we have entered into the following arrangements for the disposition of golf courses. These dispositions are pending and we face the risk that they might not occur in the time and manner anticipated. We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. Our letters of intent are non-binding, and, therefore, at this time, we can provide no assurance that purchase agreements will be executed. Even after we enter into purchase agreements, the buyer's obligation to close is often subject to conditions, some of which might be within the buyer's control. Accordingly, any of these sales could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on terms less favorable than described below.

  •
  Northgate County Club. We and the lessee at the golf course, Northgate Country Club, L.L.C., a Texas limited liability company, entered into a purchase agreement as of March 25, 2002 in which we will sell the golf course to the lessee for $10.875 million, with a closing date to be on or before May 15, 2002, with the option of a 30-day extension upon payment of an additional $100,000 deposit. At the time that the purchase agreement was entered into, the parties agreed that rent at the golf course shall be reduced by $52,951 to $100,833 per month, on a retroactive basis commencing November 1, 2001 until the closing date. The lessee has also entered into a participating lease termination and transition agreement under which we will assume operations at the golf course in the event that the sale does not close. The total consideration received for this asset includes $8.59 million in cash, 94,273 OP units valued at approximately $535,000 ($5.675 per unit, the 10-day trailing average as of March 25, 2002), and a note in the original principal amount of $1.75 million from the purchaser. The purchaser has made an initial non-refundable deposit of $150,000 in cash, certain real estate and the redemption value of the OP units. The note, which matures on the third anniversary of the closing date, requires principal payments of $350,000 on the first anniversary of the closing and $600,000 on the second anniversary of the closing with the balance due at maturity. The note bears interest at 8% per annum the first year, 9% per annum the second year and 10% per annum the third year. Additionally, the note is secured by certain real estate and an assignment of certain partnership interests owned by the purchaser.

  •
  Bonaventure Country Club. We and Tavor Holdings, LLC, a Florida limited liability company, entered into a purchase agreement dated as of March 25, 2002 for the sale of the Bonaventure Golf Courses to the purchaser for $10.5 million. The purchaser has made a non-refundable deposit of $500,000, subject to our delivery of marketable title on or before the closing date of April 23, 2002, with an option to extend to May 14, 2002 with a non-refundable extension fee of $250,000. Additionally, the purchaser entered into a management agreement with us, executed contemporaneously with the execution of the purchase agreement, to operate the golf course until the closing date and will be given a credit against the purchase price in the amount of the net revenues accruing between March 23, 2002 and the closing date. If the purchaser fails to complete the transaction on or before April 23, 2002, unless otherwise extended, then the operation of the Bonaventure Golf Courses will return to us and we will retain the earnest money deposit.

  •
  Eagle Ridge. On March 19, 2002, we entered a non-binding letter of intent to sell Eagle Ridge Inn and Resort in Galena, IL for a purchase price of $42.5 million. Subject to executing a purchase agreement, closing is contemplated by June 30, 2002. We have also received three additional letters of intent on this asset from other parties which we may elect to pursue if the party to the letter of intent does not close.

  •
  Tierra Del Sol. On March 21, 2002, we entered a non-binding letter of intent with Touchstone Development, Inc. for the sale of Tierra Del Sol Golf and Country Club in Belen, New Mexico for a purchase price of $2.0 million. Subject to execution of a purchase agreement, closing is contemplated not later than May 8, 2002.

  •
  Lost Oaks of Innisbrook. On January 14, 2002 we entered into a non-binding letter of intent to sell the Lost Oaks Golf Club near Tampa, Florida for a price of $3.1 million. We are negotiating the purchase agreement, and we expect to receive a $50,000 deposit from the buyer three days after signing the purchase agreement.

Expected Loss of REIT Status

        For federal income tax purposes we made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, which election was effective as of the taxable year of our formation. We have not affirmatively revoked the election and do not intend to do so. However, our qualification as a REIT depends upon our ability to meet various tests under the tax code regarding the composition of our assets and income, the amount of our annual distributions, and the diversity of our stock ownership. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we would be disqualified from treatment as a REIT for the four following taxable years. If we were to fail to qualify as a REIT at a time when we have no taxable income (or at a time when we have sufficient net operating loss carryforwards to offset our taxable income), we would not expect our tax liability to increase materially.

        In order to maintain our qualification as a REIT under the tax code, among other things we must derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other categories of income specified in the tax code. Income from operating a golf course directly generally does not fall within the categories of income satisfying the 95% test. However, if one or more of our lessees defaults, the tax code allows a 90-day grace period after eviction during which we may operate the golf course and during which our gross income from operations will be considered qualifying REIT income for purposes of the 95% gross income test. Any net income earned by us during that period will be subject to corporate tax even if we continue to qualify as a REIT. At the expiration of the 90-day grace period, we generally must sell the golf course, lease it to a golf course operator, or reach an agreement with an independent contractor to assume the management of the golf course. (Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the eviction occurred, although this 3-year grace period may be extended in certain cases.) If one of these options is not implemented by the end of the 90-day grace period, the gross income from the golf course generally would be considered non-qualifying REIT income. If such non-qualifying REIT income exceeds 5% of our gross income during a taxable year, we would likely lose our REIT status.

        We are currently managing Tierra Del Sol, Osage, Wekiva, Mystic Creek, Black Bear, Stonehenge and Bonventure. (Expressed in terms of 18-hole equivalents, we are managing 10.0 of our 21.0 golf courses). As of March 22, 2002, the 90-day grace period had expired at all of the golf courses we are managing, other than Bonaventure and Stonehenge. The 90-day grace period for Bonaventure and Stonehenge will expire on March 31, 2002 and May 2, 2002, respectively. Therefore, a majority of the gross income from those golf courses during the taxable year ending December 31, 2002 will not be qualifying REIT income for purposes of the 95% gross income test described above. As a result, we currently project that our non-qualifying REIT income will exceed the 5% ceiling allowed by the REIT rules. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax. However, based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002. Thus, we do not expect the tax liability resulting from the loss of our REIT status to have a material impact on our liquidating distributions. Nonetheless, these forward-looking statements are based on our current best estimates and our actual results and tax liability could vary materially. Important factors that could cause such a variance are discussed in Item 7 of this annual report under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

Defaults in 2001

        We have a policy of actively protecting our rights in the event of any lessee defaults of the participating leases, whether the defaults are of a monetary or non-monetary nature. When a lessee fails to pay its rent in accordance with the applicable participating lease, we, as landlord, may declare an event of default. When we declare an event of default, the lessee generally has a contractual 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the participating leases and under law.

        We elected to pursue legal remedies available to us under the participating leases and the participating mortgage in response to events of default that first occurred in 2001 at the following golf courses:

•	Sweetwater Country Club;	•	Sandpiper;
•	Wekiva Golf Club;	•	Innisbrook Resort; and
•	Pete Dye Golf Course;	•	Lost Oaks of Innisbrook.

        In 2001, to facilitate the sales effort, we assumed operations at the following golf courses (some of which were subsequently sold) either pursuant to lease termination and transition agreements pursuant to which the lessees vacated the property or, in the case of Mystic Creek, following conclusion of the lessee's bankruptcy:

•	Cypress Creek;	•	Black Bear; and
•	Polo Trace;	•	Bonaventure.
•	Mystic Creek

        Finally, in 2001, we continued to manage the following golf courses pursuant to lease defaults that occurred in 2000:

•	Tierra Del Sol Golf Club; and	•	Osage National Golf Club.

Defaults at Properties Currently Held for Sale

        Set forth below is a summary of the default activity at the golf courses we currently hold for sale (other than defaults that were cured by the lessee within its 10-day grace period or otherwise agreed):

        Sandpiper Golf Course.    This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. On December 27, 2000, our subsidiary sent a legal notice to the lessee of the Sandpiper Golf Course alleging a number of defaults under the participating lease, each of which would constitute an event of default if not corrected by the lessee within 10 days (or 30 days for certain of the defaults). This dispute resulted in litigation as described under "Item 3—Legal Proceedings." Our subsidiary entered into a standstill agreement with the lessee on January 27, 2001 in which our subsidiary agreed, among other things, not to terminate the participating lease based on the current disputes pending the outcome of the contractually required dispute resolution process. The dispute resolution process is ongoing.

        Innisbrook Resort.    We hold a participating mortgage as the lender on the Innisbrook Resort. In November 2001, the Innisbrook Resort borrower informed us that the events of September 11th had significantly impacted the short- and intermediate-term operating performance of the Innisbrook property and that there was a risk that the borrower would default on its mortgage payments to us. In that regard, on November 14, 2001, we forwarded a legal notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a legal notice to the borrower regarding its failure to make the October 2001 interest payment on the participating mortgage. On November 29, 2001, we sent a legal notice to the borrower advising it that its failure to cure its non-payment of the October 2001 interest payment within 10 days of our previous letter constituted an event of borrower's default under the participating mortgage. Due to the borrower's default under the participating mortgage, we did not recognize mortgage interest income for October 2001 through December 2001. On March 8, 2002, we sent a legal notice to the borrower that due to borrower's continued failure to cure the event of default, all of borrower's obligations under the loan agreement have been accelerated. Also, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook Resort operator, that Westin is in default under a subordination agreement among us, the borrower and Westin for failing to remit payments directly to us, on behalf of borrower, since November 1, 2001. Westin has contested our allegation of its default. Subsequently, we entered into negotiations with the borrower regarding a consensual foreclosure or a conveyance in lieu of foreclosure. The borrower has proposed a settlement of the dispute which could include, among other things, our assumption of certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower (which is described in "Item 3—Legal Proceedings").

        Lost Oaks of Innisbrook.    On November 6, 2001, we sent a legal notice to Lost Oaks, L.P., the lessee of our Lost Oaks Golf Club, that the lessee's failure to pay rent in arrears for the month of September 2001, as well as late charges and interest, constitutes an event of default under the participating lease. We also sent a legal notice to the lessee that it had 10 days from the date of our notice to pay those amounts or we would terminate the participating lease and take possession of the golf course. Under the terms of our participating mortgage with Golf Host, Inc. (formerly Golf Host Resorts, Inc.), the owner of the Innisbrook Golf Club and the borrower under the participating mortgage, the Lost Oaks default also constitutes a default under the participating mortgage. On November 14, 2001, we provided written notice to the borrower under the participating mortgage of this cross-default. Due to the lessee's default under of the participating lease, we did not recognize rent revenue for September 2001 through December 2001. The lessee has advised us that they intend to terminate their participating lease.

        Stonehenge (Wildewood Country Club/The Country Club at Woodcreek Farms)    Following our notice of events of default for non-payment of rent the participating lease between us and the lessee at these golf courses, Stonehenge Golf Development Company, LLC, was terminated as of March 25, 2002 and we took possession of these golf courses. We will manage these golf courses, Wildewood and Woodcreek Farms, through our wholly owned subsidiary, GTA—Stonehenge, LLC. As a part of this transaction, we agreed to forgive lessee's obligation for unpaid rent for November 2001 through February 2002. All prorations shall take effect as of February 1, 2002, the lessee shall receive $200,000 and we shall assume all membership receivables occurring on or before February 1, 2002. Additionally we agreed to enter into a consulting agreement with Lyn Young, a principal of the lessee (and brother of our former director, Larry Young), for a term of 12 months for an annual fee of $165,833, which shall be paid in increments of $13,819 per month. Additionally, the lessee shall assign us its interest in certain pre-paid lease payments and other prepaid payments related to the construction of a new clubhouse and other amenities at Woodcreek, which amounts to total consideration of $292,667.

        Mystic Creek Golf Course.    On October 25, 1999, we declared an event of default under the Mystic Creek Golf Course participating lease for non-payment of rent. This dispute resulted in litigation as described under "Item 3—Legal Proceedings." Our eviction action was interrupted by the lessee's filing of a voluntary petition for Chapter 11 bankruptcy on February 25, 2000. As required by law, the lessee continued to operate the golf course pending resolution of the bankruptcy issues. On October 10, 2001, the bankruptcy court issued a trial opinion holding that the participating lease was a true lease not subject to modification in bankruptcy. On October 24, 2001, the court entered a declaratory judgment to that effect. The lessee had until December 3, 2001 to either assume the participating lease (and bring all delinquent payments current) or reject the participating lease (and surrender the property to us). The lessee surrendered the property to us on November 1, 2001 and we are currently managing this golf course through our wholly owned subsidiary, GTA—Mystic Creek, LLC.

        Wekiva Golf Club.    In 2000, we agreed to resolve payment defaults by the lessees of Wekiva Golf Club and Sweetwater Country Club by selling those golf courses to the lessees' affiliate, Diamond Players Club, L.C. The buyer failed to close the transaction as contemplated in the purchase agreement, and on July 12, 2001, we took possession of both golf courses pursuant to the terms of the sixth amendment to the sale agreement and we retained the proceeds from the liquidated letter of credit of $1,500,000 and the two deposits from the buyer totaling $130,000. These amounts were applied to accrued rent and other past due obligations. Additionally, on July 12, 2001 we entered into transition agreements with the lessees, including a note from Todd Vernon Stottlemyre and Gregg Gagliardi, guarantors of the participating leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the approximate amount of $84,000, which matured December 31, 2001. The co-borrowers failed to satisfy the note at maturity and on January 16, 2002 we filed a lawsuit against them for collection of all sums due and owing under the note, as described under "Item 3—Legal Proceedings." On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc. for total consideration of $3.25 million. As of March 22, 2002, we are still managing Wekiva Golf Club.

Update Regarding Defaults at Golf Courses Subsequently Sold

        Set forth below is a summary of default activity at golf courses we subsequently sold (other than defaults that were cured by the lessee within its 10-day grace period):

  •
  Metamora Golf & Country Club. We declared an event of default against the lessee on August 18, 2000 for non-payment of rent on this golf course. This notice of default resulted in litigation, which was complicated by the bankruptcy of the lessee. We agreed to resolve the dispute by selling the golf course to the lessee, and on April 6, 2001 we closed on the sale of this golf course to the lessee for total consideration of $4.9 million. At closing, all of the lawsuits were dismissed with prejudice, and the lessee's bankruptcy filing was dismissed.

  •
  The Pete Dye Golf Club. On June 20, 2001, we terminated the participating lease at The Pete Dye Golf Club for non-payment of rent. In connection with our termination of the participating lease, we redeemed collateral pledged by the lessee in the amount of $1.35 million (consisting of 48,949 Series C preferred OP units at the original issue price per unit of $27.58) and applied this amount to delinquent accrued rent and other past due obligations owed to us under the participating lease. The remaining balance applied to the basis of the asset. The former lessee continued to operate the golf course pursuant to a forbearance agreement with us, for which we received a $150,000 forbearance commitment fee, and a new lease. On December 19, 2001, we closed on the sale of The Pete Dye Golf Club to an affiliate of the lessee, Golf and Fairway, LLC, for total consideration of $13.432 million.

  •
  Polo Trace Golf Course. We operated this golf course through a wholly-owned subsidiary, GTA—Polo Trace, LLC, from July 16, 2001, when the lessee, Emerald Dunes-Cypress Creek, Inc., a Florida corporation, agreed to deliver possession of the golf course to us pursuant to a lease termination and transition agreement, until October 22, 2001, when we sold the golf course to Southern Golf Partners, LLP, for total consideration of $8.35 million.

  •
  Cypress Creek Country Club. We operated this golf course through a wholly-owned subsidiary, GTA—Cypress Creek, LLC, from July 16, 2001, when the lessee, Emerald Dunes-Cypress Creek, Inc., a Florida corporation, agreed to deliver possession of the golf course to us pursuant to a lease termination and transition agreement, until November 28, 2001, when we sold the golf course to True Shot, LLC, for total consideration of $4.1 million.

        In light of the above facts and circumstances and consistent with management's valuation assessments applicable since the third quarter of 2000, when we recorded the first impairment loss on our golf course assets, we have included for the twelve months ended December 31, 2001, a net write-down of our golf course assets of approximately $36.1 million. (See Note 2 to the consolidated financial statements, "Adjustment to Liquidation Basis of Accounting").

Financial Information About Industry Segments

        Our historical principal business strategy was to own upscale golf courses and lease these golf courses to qualified third party operators, including affiliates of sellers. Since the stockholders' approval of our plan of liquidation, our current principal business strategy has been to liquidate our portfolio. See the Consolidated Financial Statements and notes thereto included in Item 8 on this Form 10-K for the financial information required to be included in response to this Item 1.

Narrative Description Of Business

Business Objective and Strategy

        Our current primary objective is to maximize distributions to common stockholders by selling our golf courses for commercially reasonable prices pursuant to the plan of liquidation approved by our stockholders.

Expansions, Improvements, and Working Capital Lines

        From time to time we have made funds available to our lessees to fund capital improvements, to expand the existing golf courses and, in limited circumstances, to provide our lessees with working capital for the applicable golf course. When we funded significant capital improvements, the underlying base rent and base interest (in the case of the participating mortgage) were increased. Working capital lines are evidenced by promissory notes or set forth in the participating leases.

Participating Leases

        All of our leases are participating leases. Currently, we have five participating leases, of which three are in default and the subject of litigaton. We did not receive any participating rent from lessees in 2001.

Participating Mortgage

        In June 1997 our operating partnership funded an initial $69.975 million participating loan, which we call our participating mortgage, to Golf Host Resorts, Inc., an affiliate of Starwood Capital Group LLC, and agreed to fund an additional $9 million for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

        The loan is secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida. The operator of the resort, Westin, guaranteed up to $2.5 million of debt service for each of the first five years.

        The participating mortgage term is 30 years from execution, with an initial base interest rate of 9.63% per annum, annual increases (of at least 5% per annum, but no more than 7% per annum) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

        No participating interest revenue was recognized as revenue in 2001 and 2000 due to a dispute of these terms and the related calculation in the participating mortgage; however, $100,000 was recognized for the year ended December 31, 1999.

        The borrower under the participating mortgage is currently in default, as described above. The collateral for the participating mortgage is currently subject to default proceedings, as described in "Item 3—Legal Proceedings."

Employees

        At March 22, 2002, we had 12 full-time employees. The employees at the golf courses that we manage are part of a leasing arrangement with an independent employee leasing company.

Environmental Matters

        Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of these substances, or the failure to remediate these substances properly when released, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. We have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of our golf courses, however, we are aware of potential environmental problems at our Sandpiper and Bonaventure golf courses as described below. At the time of our acquisition, all of our golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant.

        Based on the results of the Phase I environmental audits, we are not aware of any existing environmental liabilities that we believe will have a material adverse effect on our business, assets, results of operations or liquidity, nor are we aware of any condition that would create such a liability. We face the risk, however, that those Phase I environmental audits may have failed to reveal all potential environmental liabilities, that prior or adjacent owners may have created material environmental conditions not known to us or the independent environmental consultant, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) may result in the imposition of environmental liability. The participating leases provide that the lessees will indemnify us for certain environmental liabilities at the golf courses.

        At the Bonaventure Country Club remediation work was performed respecting maintenance and facilities operations, including the construction of a new maintenance area to remedy prior practices that resulted in low level soil contamination at the property. In addition, underground storage tanks at the property, which have subsequently been abandoned, have leaked, resulting in localized soil contamination. We believe that the completed remedial work and soil contamination will not materially harm our operations.

        In addition, a significant portion of the Sandpiper Golf Course was previously an operating oil field and there is significant residual oil contamination on the property. In connection with the acquisition of the property, we obtained an indemnification from the Atlantic Richfield Company, commonly known as ARCO, in a form and in an amount that we believe is adequate to protect our subsidiary from liability for the contamination. If specified circumstances arise, ARCO will be obligated to enter the property and perform remediation. We are currently re-evaluating the environmental issues at or near the Sandpiper Golf Course.

Government Regulation

        Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. For those golf courses that are still subject to participating leases, the lessees are responsible for any costs associated with ADA compliance. For those golf courses that we directly manage, we are responsible for related costs incurred at the golf courses.

Competition

        Our golf courses are subject to competition for players and members from golf courses owned by others and located in the same geographic areas. Changes in the number and quality of golf courses owned by others in a particular area could have a material adverse effect on the revenues of our golf course operators and, thus, on their ability to pay rent and the ability of the golf course to generate positive net cash flows.

Seasonality

        The golf industry is seasonal in nature because of weather conditions and fewer available tee times during the rainy season and the winter months. Each of the lessees or the managing entity operating a daily fee golf course may vary green fees based on changes in demand. Due to the significant number of golf courses that we now manage, we expect seasonal fluctuations in golf course revenues could have a significant impact on our operating results.

The Golf Industry

        The environment for golf course operators and owners, including our lessees, has become increasingly competitive over the last three years. We believe this is a result of a significant number of new golf course openings, among other factors.

        According to industry sources not affiliated with us, golf course supply is increasing. The National Golf Foundation reports that total golf facility supply was near 15,500 by year end 2000. In 2001, 377 golf courses opened at new and existing facilities. As of December 31, 2001, 1,534 golf courses are in the development process (905 in planning and 629 under construction). 543 courses currently under construction are tentatively scheduled to open in 2002. In 2000, 707 golf courses were under construction at year end and 524 golf facilities (including expansion of existing facilities) were opened. The National Golf Foundation reports that the number of new 18-hole equivalent golf course openings in 2000 was 398.5, which was nearly 20% higher than in 1995.

        By comparison, demand for golf is relatively flat. The National Golf Foundation reports that the number of golfers grew from 25.0 million in 1995 to 26.7 million in 2000, an increase of only 6.9%. We believe that in general the golf participation rate is on pace with U.S. population growth, while the rate of golf course development has accelerated beyond that metric.

        The increased supply and relatively flat demand for golf results in increased price competition for golfer rounds, particularly among daily-fee golf courses. Similarly, destination resort golf courses place greater marketing emphasis on discount multi-day packages, often in conjunction with local hotels, to seek to capture more of each visitor's golfing dollar. In response, other local golf courses are compelled to offer similar packages, with the result that tourists patronize fewer golf courses and pay less per visit.

        We believe that the difficulties created by rising unemployment and falling consumer confidence over the past year were further magnified by the terrorist attacks of September 11, 2001. Based on management's discussions with industry participants, we believe the golf industry in general, and golf-related destination-resorts in particular, have experienced material declines in revenue during the six months preceding the filing of this annual report. We attribute these declines primarily to the public's reluctance to travel and the public's hesitancy to engage in leisure spending.

        Difficulties in the golf industry have been reflected in the performance of other golf industry companies as well. Family Golf Centers, Inc., an owner and operator of golf practice facilities, suffering from liquidity troubles and a deteriorating stock price, filed for bankruptcy relief in May 2000. Golden Bear Golf, Inc., a diversified golf products and services company that went public in August 1996 at $16 per share, suffering from cumulative net losses, delisted in July 2000 in a going private transaction in which publicly held shares were converted into the right to receive $0.75 per share.

        National Golf Properties, Inc., the country's largest publicly owned real estate investment trust focused on golfing properties, and American Golf Corporation, which operates more than 300 properties, have confronted significant challenges in recent months, including class action litigation. National Golf reported that net income for the first nine months of 2001 was down over 15% from the same period in 2000. Faced with intense competition and an industry-wide decline in business, National Golf's most significant lessee, closely held American Golf, has been unable to meet its rent payment obligations on many of the more than 130 golf courses it leases from National Golf Properties, causing defaults for National Golf under its $300 million credit facility. National Golf announced on February 13, 2002 that it is proposing to merge with American Golf Corporation and abandon its status as a real estate investment trust.

        Clubcorp, Inc., one of the largest golf course companies, recently reported that its loss from operations before income taxes increased to $71.9 million for 2001 from $21.5 million for 2000, an increased loss of over 334%.

        In this environment, we believe that the number of potential golf course buyers has greatly decreased. We attribute this reduction to a general preference to preserve liquidity and not to invest in assets that are dependent on travel and leisure spending. Moreover, potential buyers who remain in the market are finding it difficult to project future operating results because of their inability to predict how long public pessimism will last or when economic recovery of the golf and travel industries will begin. We believe this difficulty leads prospective buyers to value possible acquisitions more conservatively and reduce bid prices to a lower level than they otherwise might. At the same time that the number of buyers is decreasing, the number of sellers is increasing, as declining revenue causes many owners and operators to place their assets for sale to meet their debt service obligations. The net result is a buyer's market in which golf courses are selling at lower prices than would otherwise be the case.

Foreign Operations

        We do not engage in any foreign operations or derive any revenue directly from foreign sources.

ITEM 2.    PROPERTIES

        The golf courses remaining in our portfolio include the nationally recognized golf courses named below:

  •
  Westin Innisbrook Resort, Copperhead Course: "Top 100 You Can Play," Golf Magazine, 2000; "Top 100 U.S. Resort Courses," Golf Digest, 1999; Island Course, "Top 75 Resort Courses," Golf Digest, 1992.

  •
  Eagle Ridge Inn and Resort, The General Course: "100 Best Modern Courses," Golf Magazine, 2000; "Top 10 Best New Upscale Public Courses," Golf Digest, 1997; South Course: "Top 100 U.S. Resort Course," Golf Digest, 1999.

  •
  Sandpiper Golf Course: "Top 25 Public Courses in the Nation," Golf Digest, 1992.

  •
  Country Club at Woodcreek Farms, "Best Course By State" 19th In South Carolina, Golf Digest, 2000.

        As of March 22, 2002, our golf courses include 9.0 upscale daily fee courses, 8.5 resort courses and 3.5 private country club courses. Daily fee courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. Resort courses are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. We consider our daily fee and resort courses to be high-end golf courses because of the general condition of each golf course. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

        Five of our golf courses are located near Tampa, Florida. Of these five, four are located at the Westin Innisbrook Resort, a destination golf resort that includes one of the largest hotel and conference facilities in the state. The fifth course, Lost Oaks of Innisbrook, is located near the Westin Innisbrook Resort. All five courses are near the Gulf of Mexico.

        We own a fee simple interest in each of the golf courses with the exception of Mystic Creek, at which we are the ground lessee under a long-term ground lease, and the four golf courses at the Westin Innisbrook Resort, where we are the first lender under a participating mortgage secured by the golf courses and all of the related facilities (other than the separately-owned condominium units comprising the hotel). Pursuant to the participating mortgage, we also hold an option, as the optionee, to purchase the Westin Innisbrook Resort and the related facilities at the maturity of the participating mortgage for the lesser of its fair market value or a pre-determined number of shares of our common stock.

        Information regarding each of the golf courses owned by us or in which we have an interest as of March 22, 2002 is set forth on the following pages. In connection with our ongoing plan of liquidation, we are actively seeking buyers for all of our remaining golf courses.

Resort Courses

        Resort courses are daily fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of revenue from golf vacation packages. Some resort courses are semi-private, that is, they offer membership packages that allow members special privileges at the golf course, but also allow public play. As of March 22, 2002, we own interests in the resort courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Westin Innisbrook Resort
Copperhead Course	Palm Harbor, FL	18	7,087	1972
Island Course	Palm Harbor, FL	18	6,999	1970
Eagle's Watch	Palm Harbor, FL	18	6,245	1971
Hawk's Run	Palm Harbor, FL	18	6,245	1971
Lost Oaks of Innisbrook	Palm Harbor, FL	18	6,450	1977
Eagle Ridge Inn and Resort
The General	Galena, IL	18	6,820	1997
North Course	Galena, IL	18	6,836	1977
South Course	Galena, IL	18	6,762	1984
East Course	Galena, IL	9	2,648	1991

High-End Daily Fee Courses

        We consider our daily fee courses to be high-end courses, generally based upon the quality and maintenance standards of the golf courses and the green fees, which are generally higher than other golf courses in their respective markets. Some high-end daily fee courses are semi-private because they offer membership packages but also allow public play. As of March 22, 2002, we own interests in the high-end daily fee courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Black Bear Golf Club	Orlando, FL	18	7,002	1995
Bonaventure
Green Monster Course	Ft. Lauderdale, FL	18	7,011	1970
The Resort Course	Ft. Lauderdale, FL	18	6,189	1978
Mystic Creek	Milford, MI	27	6,802	1996
Sandpiper Golf Course	Santa Barbara, CA	18	7,068	1972
Tierra Del Sol	Albuquerque, NM	18	6,351	1982
Osage National	Lake of the Ozarks, MO	27	7,150	1992
Wekiva Golf Club	Orlando, FL	18	6,640	1975

Private Club Courses

        Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses, because the receipt of membership dues generally is independent of the level of course utilization. As of March 22, 2002, we own interests in the private club courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Northgate Country Club	Houston, TX	27	6,540	1984
Stonehenge Golf
Wildewood Country Club	Columbia, SC	18	6,751	1974
Woodcreek Farms	Columbia, SC	18	7,002	1997

The Participating Leases

        The following summary of the participating leases is qualified in its entirety by reference to the participating leases, the form of which is incorporated by reference as an exhibit to this annual report. The following description of the participating leases does not purport to be complete but contains a summary of their material provisions. Our participating leases were individually negotiated and consequently vary from one another, at times in material ways. We do not intend to acquire any new golf courses. Accordingly, we do not intend to enter into any new participating leases on any newly acquired golf courses.

        All of our leases are participating leases. Currently, we have four participating leases, of which two are in default and are the subject of pending litigation. The participating leases generally contain the same basic provisions described below.

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

Lessee's Right of First Offer

        We may sell a golf course, however, absent a lessee default, we must first offer the lessee of the course the right to purchase it. We must give the relevant lessee written notice of our intent to sell, which notice must indicate the terms and conditions upon which we intend to sell the course. The lessee generally has a period of 60 days to elect to purchase the golf course on the terms and conditions upon which we propose to sell the golf course. If the lessee elects not to purchase, then we are free to sell the golf course to a third party. However, if the price at which we intend to sell the golf course is reduced by 5% or more from the price offered to the lessee, then we generally must offer the lessee the right to acquire the golf course at the reduced price provided that the lessee has only 15 days to accept our offer.

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

Base Rent; Participating Rent

        The participating leases provide that we receive, with respect to each golf course, the greater of base rent or an amount equal to participating rent, plus the initial base rent payable under each participating lease. We did not receive any participating rent from lessees in 2001. Participating rent is generally calculated as equal to 33 1/3% of any increase in gross golf revenue over gross golf revenue for the base year, as adjusted in determining the initial base rent, which base year will be reset to the year immediately preceding the date on which the prior owner exercises the lessee performance option, if applicable. Base rent will generally be increased annually by the base rent escalator (generally, the lesser of (i) 3% or (ii) a multiple of the change in CPI for the prior year) during the first five years of each participating lease term and, if the lessee performance option is exercised, an additional five years thereafter from the date of exercise. Annual increases in lease payments are generally limited to between 5% and 7% during the first five years of the initial lease terms. Gross golf revenue is generally defined as all revenues from a golf course, including green fees, golf cart rentals, range fees, membership dues, membership initiation fees and transfer fees, excluding, however, food and beverage and merchandise revenue. In certain circumstances, we participate in food and beverage and merchandise revenue. Base rent is required to be paid in twelve equal monthly installments in arrears on the first day of each calendar month. Participating rent is payable quarterly in arrears.

Triple Net Leases

        The participating leases are structured as triple net leases under which each lessee is required to pay all real estate and personal property taxes, insurance, utilities and services, golf course maintenance and other operating expenses.

Security Deposit

        As security for its affiliated lessee's obligations under its participating leases, each prior owner of each golf course generally is obligated to pledge OP units (or cash or other collateral acceptable to us) with a varying value generally bearing some relation to the purchase price for the applicable golf course. The value of OP unit collateral held is not fixed since it fluctuates with the common stock price. The security deposit generally will not be released for two years from inception. Beginning in the third year and any time thereafter, one-third of pledged collateral will be released if the net operating income to lease payment coverage ratio of the lessee for the two prior fiscal years equals or exceeds 120%, 130% and 140%, respectively. If the coverage ratio falls below 120% at any time following the release of pledged collateral, then the lessee shall be required to retain and not distribute profits until such time as the lessee has retained cash equal to at least six-months of then-current base rent.

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

        Except for our obligation to fund the capital replacement fund and except for certain improvements, we are not required to build or rebuild any improvements on any leased golf course, or to make any repairs, replacements, alterations, restorations or renewals of any nature or description to any leased golf course, whether ordinary or extraordinary, structural or non-structural, foreseen or unforeseen. Additionally, we are not required to make any expenditure whatsoever in connection with any participating lease, or to maintain any leased golf course in any way.

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

Company's Right of First Offer

        In the event a lessee desires to sell its interest in its participating lease to an unaffiliated third party, it must first offer us, or our designee, the right to purchase its interest. The lessee must give us written notice of its intent to sell, which notice must indicate the terms and conditions upon which the lessee intends to sell its interest in the participating lease. We, or our designee, generally have a period of 60 days to elect to purchase the leasehold interest on the terms and conditions upon which the lessee proposes to sell its interest. If we, or our designee, elect not to purchase the lessee's interest, then the lessee is free to sell its interest to a third party, subject to our approval as described above (see "—Assignment and Subletting"). However, if the terms upon which the lessee intends to sell its interest are reduced by 5% or more, then the lessee generally must again offer us the right to acquire its interest, provided that we have only 15 days to accept the offer.

Damage to or Condemnation of a Leased Property

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

  •
  if a lessee fails to make a rent payment when the payment becomes due and payable and the lessee does not cure the failure within a period of ten days after receipt of written notice from us of the failure;

  •
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

  •
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

  •
  if the lessee is liquidated or dissolved;

  •
  if the lessee voluntarily ceases operations on the leased golf course, except as a result of damage, destruction or a partial or complete condemnation or other unavoidable delays; or

  •
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

ITEM 3.    LEGAL PROCEEDINGS

        We are currently involved in, or within the past year we concluded, as applicable, the following material legal proceedings:

Metamora Golf & Country Club

        On April 6, 2001, we completed the sale of Metamora Golf & Country Club to the lessee for total consideration of $4.9 million in cash. At closing, all of the lawsuits were dismissed with prejudice, and the order dismissing the lessee's Chapter 11 bankruptcy filing was dated March 26, 2001 and entered on March 29, 2001.

Mystic Creek Golf Course

        On October 25, 1999, we declared an event of default under the Mystic Creek lease as a result of the lessee's failure to pay rent. On February 3, 2000, we filed an eviction action with a district court in Oakland County, Michigan. A hearing was set for February 29, 2000, but was stayed because the lessee filed a voluntary petition for chapter 11 bankruptcy in the United States bankruptcy court on February 25, 2000. The lessee then commenced an adversary proceeding in the bankruptcy court seeking a declaratory judgment that the participating lease was not a true lease but was rather a financing arrangement which could be modified in the lessee's chapter 11 case. The matter was tried in

May 2001 and closing arguments were made in July 2001. On October 10, 2001, the bankruptcy court issued a trial opinion holding that the participating lease was a true lease not subject to modification in bankruptcy. On October 24, 2001, the court entered its declaratory judgment to that effect. The lessee had until December 3, 2001 to either assume the participating lease (and cure all arrearages) or reject the participating lease (and surrender the property to us). In accordance with legal requirements, the lessee continued to operate the golf course pending the resolution of these proceedings. The lessee surrendered the golf course to us on November 1, 2001 and we assumed management of this golf course as of that date.

        Even though we are managing the golf course, we are still seeking to recover unpaid rent from the former lessee. Since commencement of the chapter 11 proceedings, the Mystic Creek lessee made certain payments to us in a total amount less than the total rent payments due under the participating lease. In May 2001, we filed a motion to compel the payment or escrow of rent and taxes due under the participating lease in and after May 2001. After the issuance of the bankruptcy court's trial opinion in the adversary proceeding, the bankruptcy court scheduled this motion for hearing on November 30, 2001 in light of the trial opinion. We currently have a claim for prepetition rent and another claim for postpetition rent. The prepetition claim covers approximately $700,000 of rent for the period September 1999 through February 2000 and another $1.2 million in lease rejection damages. This claim is secured by collateral consisting of $543,000 in cash and 52,724 OP units but, due to the bankruptcy, we are currently unable to apply this collateral to the prepetition claim. The postpetition claim covers about $600,000 of rent for the period May through October 2001. On December 7, 2001 the bankruptcy court denied as moot our motion for payment of this postpetition claim after finding that Mystic Creek lacked the funds to pay the claim. We believe we are unlikely to recover more than a small fraction of this claim.

        Golf Trust of America v. Township of Milford and Oakland County.    Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that such property (in which we have a long-term ground lease interest as ground lessee) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for a public purpose. Two cases are presently pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000 and 2001). The third case (for prior years' tax assessments) was recently heard by the Michigan Court of Appeals, which affirmed the decision of the tax tribunal favorable to Mystic Creek Golf Club and Golf Trust. That decision by the court of appeals has been appealed to the Michigan Supreme Court. We believe that the legal position that we have taken in these matters is meritorious, although we are unable to predict the outcome of the pending appeal. Potential tax liability to us will be in excess of $500,000 in the event that the decision of the tax tribunal is reversed. We have accrued this amount in our financial statements as of December 31, 2001.

        No other material developments have occurred in these proceedings since the filing of our annual report on Form 10-K on March 14, 2001.

Osage National Golf Club

        The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed against in April 2000. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. Plaintiffs allege that at the time of our purchase of the golf course that we misrepresented the nature of these OP units and plaintiffs assert that because of this misrepresentation the OP units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecific punitive damages. A scheduling conference was held in this case with the court in late February 2002. The case is tentatively set for trial on October 23, 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs failed to produce a corporate representative for deposition. Plaintiffs have not yet responded to our discovery requests. In addition, the former manager of plaintiffs, who we believe has the most knowledge of plaintiffs claims, has died. Because of the uncertainty as to plaintiffs' potential witnesses and because of the failure of plaintiffs to have responded to discovery, we are unable to assess the likely outcome of this case or the probable range of our loss.

        No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on March 14, 2001.

Tierra Del Sol Country Club

        We have been operating this golf course through our wholly owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. On September 20, 2000, Terrence Mulvihill, a principal in the lessee and in the entity which previously owned the golf course, attempted to terminate our water rights lease agreement at the golf course for (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We have responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002, in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and other related parties that seeks various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a recission of the 1998 contribution leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill.

        We intend to vigorously pursue our remedies against the Estate of Terrence Mulvihill and related parties in order to seek to maximize the water available to the Tierra Del Sol golf course, or alternatively, to obtain compensation for what we believe were material misrepresentations made to us in conjunction with our purchase of the golf course.

        Because discovery has not yet been undertaken in this case, we are unable to provide a reliable evaluation of the likelihood of an unfavorable outcome in any lawsuit which may be filed against the Estate of Terrence Mulvihill and/or related entities, or an estimate of the amount or range of our potential loss if our suit is not successful.

        We have also been involved in negotiations with Taylor-Graham Development Company, or Taylor-Graham and Sunset Hills Estates Homeowners Association regarding our December 1999 letter to the New Mexico State Engineer which objects to Taylor-Graham's proposed transfer of water rights to Sunset Hills. A settlement agreement/mutual release resolving this matter has been executed and the objection to transfer of water rights filed by us with the State Engineers office has now been withdrawn.

Palm Desert Country Club

        We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, Inc., or Dahoon Investment Company, for total consideration of $4.075 million.

        Dahoon Investment Company sued the Company and GTA Palm Desert L.L.C. on or about November 20, 2001 in the Riverside County Superior Court, for (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims but we cannot predict the outcome of litigation.

Brentwood Golf & Country Club

        Brentwood Golf Club, LLC v. Golf Trust of America, L.P. and GTA GP, Inc., Oakland County Circuit Court, Michigan. The nature of the matter was a claim by Brentwood Golf Club, LLC, or Brentwood, which purchased a golf course located in Oakland County, Michigan from us in March, 2001 pursuant to a purchase agreement dated March 7, 2001. The purchase agreement set forth certain representations and warranties made by us to Brentwood with respect to the golf course. Brentwood claimed that we and GTA GP, Inc. were liable to it for their alleged failure to disclose to Brentwood the existence of a certain contract which Brentwood alleged to have an effect upon the value of the business associated with the golf course. Specifically, Brentwood claimed that we failed to disclose the existence of a certain self funding club agreement which allegedly provides for free rounds of golf to be provided to certain advertisers. Brentwood claimed damages in excess of $33,600. The agreement provides that the prevailing party in any litigation involving the Agreement shall recover attorneys' fees, costs and expenses from the other party, and Brentwood claimed to be entitled to recover these types of expenses. Brentwood also sought exemplary damages. The complaint was answered on behalf of the company and on behalf of GTA GP, Inc. We denied Brentwood's material allegations and intended to contest the case vigorously, while also attempting to work towards a resolution.

        The parties subsequently agreed to a settlement under which our operating partnership paid Brentwood the sum of $15,000 in satisfaction of claims asserted by Brentwood in that litigation and the lawsuit was dismissed.

Sandpiper Golf Course

        On January 18, 2001, Sandpiper at SBCR, LLC, which is the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc., or Environmental Industries, filed a complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which GTA owns the golf course, Sandpiper-Golf Trust LLC, or SGT. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998. Environmental Industries secured a letter of credit guaranteeing the lessee's performance under the participating lease. The complaint alleges that the Sandpiper lessee is excused from paying rent under the participating lease because SGT has failed to perform certain obligations under the lease and under a purported amendment to the lease. The complaint does not allege a cause of action for breach of the participating lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the participating lease, terminating the participating lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the participating lease. On January 24, 2001, the Sandpiper lessee sought and obtained a temporary restraining order prohibiting SGT from issuing notices of default, terminating the participating lease, or drawing on the letter of credit pending a preliminary injunction hearing initially scheduled for February 2, 2001. On January 27, 2001, the parties entered into a standstill agreement, pursuant to which the temporary restraining order dissolved by its terms February 2, 2001. In addition, SGT agreed, among other things, not to terminate the participating lease based on the current disputes between the parties pending the outcome of the dispute resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award.

        Pursuant to the terms of the participating lease, the parties agreed to arbitrate this dispute. An arbitration hearing began December 14, 2001. After being continued from time to time, the hearing is scheduled to conclude on April 16-18, 2002. It is not possible to predict the outcome of the dispute

        In a related action, on January 22, 2001, Golf Trust of America, Inc. was served with a summons and complaint in a case titled H-T Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., filed in the United States District Court for the Central District of California. The complaint alleged that plaintiff H-T Santa Barbara, Inc., or HT, is the owner of a resort near Santa Barbara, California and that plaintiff ADCO is an affiliate of HT. The complaint alleged that GTA is the alter ego of SGT, that HT and SGT are parties to a golf utilization agreement, and that GTA, through SGT, has breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint also alleged that, if GTA is not the alter ego of SGT, then GTA has negligently and/or intentionally interfered with the golf utilization agreement. The complaint further alleged that GTA misrepresented its intention to fund the renovation of the golf course, that GTA falsely represented that the participating lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleged that GTA breached the term sheet and the participating lease by failing to renovate the golf course. The complaint sought actual damages in excess of $50 million, punitive damages, and injunctive relief. On March 6, 2001, GTA moved to dismiss the complaint for failure to join an indispensable party and for other reasons. On March 31, 2001, the parties filed a stipulation in court to dismiss the action in its entirety without prejudice.

        On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America,  Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The allegations in the complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50 million, interest, punitive damages, costs of suit (including attorney's fees), and specific performance. On Friday, June 22, 2001, we filed a demurrer to the complaint (which is a motion to dismiss for failing to state a claim upon which relief may be granted) and a motion to stay the action pending the outcome of the arbitration to be conducted in the dispute described in the first Sandpiper paragraph above. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted the motion to stay the action pending the outcome of the arbitration. At a case management conference held on January 28, 2002, the court continued the stay until April 8, 2002. The court did not rule on the demurrer. On March 11, 2002 the judge issued an order expunging the plaintiffs' lis pendens, but his order will not be implemented until April 9, 2002, when the plaintiffs' right to appeal the order expires. If the plaintiffs appeal, the lis pendens will remain in place pending the appeal. The plaintiffs have informed us they intend to appeal this action. The parties have conducted no discovery to date. It is not possible to predict the outcome of the dispute.

Wekiva Golf Club/Sweetwater Country Club

        On July 12, 2001, we entered into transition agreements with the lessees to take possession of Wekiva and Sweetwater, which included a note from Todd Vernon Stottlemyre and Gregg Gagliardi, guarantors of the participating leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000, which matured December 31, 2001. The co-borrowers failed to satisfy the note at maturity and on January 16, 2002, we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit, the State of South Carolina against DPC Wekiva, L.C., a Florida limited liability company, DPC Sweetwater, L.C., a Florida limited liability company, Todd Vernon Stottlemyre, and Gregg Gagliardi, for collection of all sums due and owing under the note. The defendants were served on February 19, 2002 and they answered the complaint within the prescribed time limits. As yet a hearing date has not been set on the matter.

        On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc., a Florida corporation, for $3.25 million. As of March 22, 2002, we are still managing Wekiva Golf Club.

Bonaventure Country Club

        We entered into a purchase agreement with Legends Golf Holding, LLC, or Legends, on or about February 14, 2001, to sell Bonaventure Golf Club, or Bonaventure, located in Ft. Lauderdale, Florida. (At that time, Legends at Bonaventure, Inc., was the lessee at Bonaventure, leasing the golf course from us under a participating lease.) Legends subsequently attempted to terminate its obligations to purchase Bonaventure, although we disputed Legends right to do so. On or about July 30, 2001, Legends, Legends at Bonaventure, Larry Young and Danny Young entered into a first amendment to purchase agreement, fifth amendment to lease agreement and a settlement agreement to address their disputes regarding the Bonaventure. As part of the Bonaventure settlement agreement, the parties agreed to an accelerated, non-appealable trial in front of a master-in-equity.

        In connection with this dispute and pursuant to the Bonaventure settlement agreement, we filed an amended complaint for a declaratory judgment in the Court of Common Pleas, Ninth Judicial Circuit, in the County of Charleston, South Carolina, on August 23, 2001, seeking a declaration that Legends did not have a valid basis for terminating its obligation to purchase Bonaventure. A trial was conducted on November 26 through 29, 2001. The master-in-equity issued an order on November 30, 2001, dismissing our amended complaint and finding that Legends had a valid basis under the purchase agreement for terminating its purchase of Bonaventure. Accordingly, under the terms of the Bonaventure settlement agreement, the participating lease between us and Legends at Bonaventure terminated on December 30, 2001, and since December 30, 2001, GTA, through our wholly owned subsidiary, GTA Bonaventure, LLC, has been in possession of and operating the golf course.

        Bonaventure Title Claim.    The nature of the matter is a title claim concerning Bonaventure Golf Course. Specifically, the omission of a declaration of covenants running with the land, or the declaration, recorded on March 4, 1975, in Official Record Book 6125, Page 173, of the Public Records of Broward County, Florida, from Owner's Title Insurance Policy No. FA-35-000212, or the policy, written on First American Title Insurance Company, or FATIC, and the potential assertion of rights, or challenge, by residents of the Bonaventure development as to the rights afforded residents of Bonaventure under the declaration. Specifically, certain residents have previously claimed that the declaration requires that one golf course should be operated for the exclusive use of residents of Bonaventure, and that the other golf course should be operated as a private recreational facility, used by a select few of the residents of Bonaventure, specially approved by the owner and subject to a private membership fee.

        Pursuant to the Policy, FATIC, at its own expense, has engaged legal counsel to file a class action lawsuit naming the residents purportedly benefited or affected by the declaration, through class defendant representatives, for the purpose of quieting title to Bonaventure Golf Course by way of declaring the declaration as invalid and/or unenforceable. The lawsuit has been filed in the Circuit Court of Broward Country, Florida and service of process is proceeding. A hearing to certify the class is presently scheduled for early April of this year.

        Based upon the advice of litigation counsel in the lawsuit, at this time we believe that an unfavorable outcome is unlikely. In the event of an unfavorable outcome, pursuant to the terms of the Policy, FATIC would be liable to reimburse us for its losses. We express no opinion, however, as to (i) the valuation of such losses for insurance purposes or (ii) any (uninsured) loss to us should it liquidate the Bonaventure Golf Course asset by the sale thereof prior to the resolution of the lawsuit.

Plan of Liquidation Class Actions

        Concordia I, L.P. v. Golf Trust of America, Inc., et al.    On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., or Golf Trust of America, its directors and officers and Mr. Young. The lawsuit was brought by Concordia I, L.P., which claims to be a stockholder of Golf Trust of America seeking to prosecute claims on behalf of all stockholders other than the defendants and their affiliates or immediate family members for damages in an unspecified amount. The plaintiff alleged that payments to certain officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. The plaintiff alleged that a preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff sought to void any vote taken pursuant thereto. The plaintiff delivered to us on July 30, 2001 an amended class action complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendants. The matter was tendered to our directors and officers insurance carrier.

        We and our directors moved to dismiss the complaint for failure to state a claim upon which relief may be granted. On November 19, 2001, the court granted the motion. The court dismissed the proxy misrepresentation claim on the ground that Concordia had failed to plead that it had relied on the proxy statement to its detriment. The court dismissed the claims for breach of fiduciary duty and violation of the corporate charter on the grounds that those claims could only be asserted derivatively, but granted the plaintiff leave to replead these claims as derivative claims within 30 days. The plaintiff did not replead these claims within the allotted time, which has now expired.

        Mary Ella Crossley v. W. Bradley Blair, II et al.    On January 28, 2002, we received a copy of a new complaint that was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. Ms. Crossley is represented by the same counsel that represented Concordia in the action described above. The plaintiff alleges that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the company in the renegotiation of their employment agreements. Finally, the complaint alleges that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. Our response to the complaint is due on March 29, 2002. The matter has been tendered to our directors and officers insurance carrier. We intend to vigorously contest the allegations. At this stage in the proceedings, it is not possible to predict the outcome of this dispute.

Other Litigation

        Innisbrook Resort.    We hold a participating mortgage as the lender secured by the Innisbrook Resort (other than the separately-owned condominium units). We were advised that the individual condominium homeowners at the resort filed an action against the borrower under our participating mortgage, Golf Host Inc. (formerly Golf Host Resorts, Inc.), seeking damages and for declaratory judgment in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas County Florida. Plaintiffs' allege that the defendant developed a golf-oriented resort condominium project known as Innisbrook, and marketed the purchase of "condominium-rental apartments" as a "partial business investment" setting forth facts and assumptions regarding the amount of rental income that could be expected under a "condo-rental approach of ownership," among other things. The plaintiffs are seeking to resolve the following issues, among others:

  •
  whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's alleged marketing promises to all purchasers of condominiums at the project;

  •
  whether the condominium unit owners were coerced by economic pressure and duress to enter into the guaranteed distribution master lease agreement, or guaranteed lease agreement;

  •
  whether the guaranteed lease agreement is invalid by reason of such alleged coercion and economic duress, and, if so, whether the condominium owners who entered into the guaranteed lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed lease agreement and the amount of income that would have been distributed to them had they remained under the master lease agreement, or master lease agreement;

  •
  whether the unit owners who signed the guaranteed lease agreement have the right to return to the master lease agreement without penalty and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed lease agreement and the income they would have received under the master lease agreement; and

  •
  whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses and thereby adversely affecting the "private golf course" concept of Innisbrook.

The borrower has recently negotiated a new master lease agreement with a committee of the condominium homeowners. If the committee of the condominium homeowners is successful in having a significant number of the condominium homeowners accept and adopt the new master lease agreement, then it may be less likely that the lawsuit will have the necessary impetus and numbers of plaintiffs to continue the prosecution of the case. Although neither we nor any of our affiliates are parties to this litigation, we face the risk that this litigation might adversely affect our borrower's ability in the future to make payments on the participating mortgage and/or might impair the value of the Innisbrook Resort, which is the collateral under our participating mortgage. Moreover, in the event that we foreclose on the borrower or otherwise enter into a settlement agreement with our borrower, we may assume all of borrower's related obligations including its potential liabilities in the event of an adverse determination in the homeowners litigation.

        Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri. This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or the bank, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. The bank alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. The bank received none of the proceeds of the redemption. The bank asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. The parties have not yet exchanged the initial disclosures required under the Federal Rules of Civil Procedure and there has been no discovery. We are unable to give an assessment as to a likely outcome or as to a probable range of our loss at this time.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al. This is an action initiated by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. counts I, II, and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. counts IV, V, and VI name us and other defendants. count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. count V of the amended petition, directed at various defendants including us, seeks a determination of priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, to Everett, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deeds of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The Court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." The case currently is set for trial starting April 1, however, pending motions may affect the trial setting. We have filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. plaintiffs' time to appeal this ruling has not yet expired and we do not know whether an appeal will be filed. Because of the uncertainty of an appeal by plaintiffs, we are unable at this time to give an assessment as to a likely outcome or as to a probable range of loss.

        Credit Facility Litigation.    On May 22, 2001, Bank of America, N.A., as administrative agent for itself and a group of lenders, filed suit in the North Carolina state court against Golf Trust of America, L.P., Golf Trust of America, Inc., GTA GP, Inc., GTA L.P., Inc., Sandpiper-Golf Trust, LLC and Sandpiper GTA Development, Inc. The suit alleged Golf Trust of America, L.P. was in default under certain terms of its syndicated credit agreement with the bank group and a bridge credit agreement with Bank of America and that the remaining defendants had personally guaranteed these debts. The complaint alleged damages in the amount of $172,354,725, plus interest, costs, and expenses, including attorneys' fees. On or about July 25, 2001, the parties to the lawsuit executed and closed an amended and restated credit agreement with the bank group, and as part of the amended and restated credit agreement, the parties filed a Stipulation dismissing the pending lawsuit without prejudice.

        Routine Litigation.    In addition to litigation between lessor and lessee (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. We are not currently subject to any claims of this sort that we deem to be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Fourth Quarter 2001

        Our annual meeting of stockholders of GTA was held on November 15, 2001. The matter voted upon at the meeting was the re-election of two directors to serve until the 2004 annual meeting of stockholders.

        The results of the voting for re-election of Mr. Scott D. Peters and Mr. Roy C. Chapman to the board of directors are as follows:

Director	Shares Cast For	Authority Withheld
Scott D. Peters	6,915,521	105,126
Roy C. Chapman	6,940,192	80,455

There were no broker non-votes.

        In addition to the above directors, the following directors will continue in office:

Name	Term Expires
Mr. W. Bradley Blair, II	2002
Mr. Raymond V. Jones	2002
Mr. Fred W. Reams	2003
Mr. Edward L. Wax	2003

Deadlines for Submitting Stockholder Proposals for our 2002 Annual Meeting

        We recently decided to delay the date of our next annual meeting until November 18, 2002. Any stockholder who meets the requirements of the proxy rules under the Securities Exchange Act of 1934 may submit proposals to be considered for inclusion in the proxy statement we will mail to our stockholders in connection with our 2002 annual meeting of stockholders. Any such proposal must be submitted in writing by notice delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401. Any such notice must be received by Thursday, June 20, 2002 (which is 120 days prior to the anniversary of our proxy statement for last year's annual meeting, which was also held in November).

        Stockholders wishing to present a proposal at the 2002 annual meeting of stockholders but not wishing to submit such proposal for inclusion in the proxy statement must provide us written notice between Thursday, July 18, 2002 and Saturday, August 17, 2002 (which are 120 days and 90 days, respectively, prior to the anniversary of last year's annual meeting). Any proposal received outside such period shall be considered untimely. Such written notice must be delivered or mailed by first-class United States mail, postage prepaid to the Secretary of Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401. The proposal must set forth the name and address of the stockholder, the text to be introduced, the number of shares held and the date of their acquisition, and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the meeting may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is listed on the American Stock Exchange under the symbol "GTA." Since our inception, we completed two underwritten public offerings.

        On March 22, 2002, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $6.24 per share.

        The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares
			Dividends per common share
	High	Low
1998:
First Quarter	$32.375	$27.625	$0.41
Second Quarter	35.125	30.250	0.44
Third Quarter	35.500	26.000	0.44
Fourth Quarter	29.563	24.000	0.44
1999:
First Quarter	27.750	20.500	0.44
Second Quarter	25.750	21.625	0.44
Third Quarter	24.375	18.375	0.44
Fourth Quarter	19.500	14.500	0.44
2000:
First Quarter	18.563	16.125	0.44
Second Quarter	17.625	15.500	0.44
Third Quarter	16.188	12.750	0.44
Fourth Quarter	14.3125	6.375	0.25
2001:
First Quarter(1)	9.100	6.875	0.25
Second Quarter(2)	8.790	7.550	0.25
Third Quarter	8.600	7.650	—
Fourth Quarter	7.820	4.060	—
2002:
First Quarter (through March 22, 2002)	6.240	4.420	—

(1)
This dividend was declared on April 13, 2001 but represents the first quarter dividend.

(2)
This dividend was declared on August 9, 2001 but represents the second quarter dividend.

Stockholder and OP Unitholder Information

        On March 22, 2002, we had 7,778,103 common shares outstanding. Those shares were held of record by 93 registered holders and by an estimated 3,900 beneficial owners. On that date, we had outstanding 800,000 shares of our Series A preferred stock, all of which were held of record by a single holder.

        As a result of our UPREIT structure, our subsidiaries hold one OP unit in our operating partnership for each of our outstanding shares of common and preferred stock. On March 22, 2002, we had an additional 298,890 common OP units outstanding (excluding the 7,778,103 common OP units held by our subsidiaries), which were held of record by six limited partners. On that date we did not have any preferred OP units outstanding (excluding the preferred OP units held by our subsidiary).

Dividends

        We do not expect to pay any further dividends to our common stockholders until we have repaid all of our bank debt and completely redeemed our preferred stock.

        On December 26, 2000, we announced that we have reduced our common dividend to $0.25 per quarter in order to conserve cash pending stockholder consideration of our proposed plan of liquidation.

        We declared and paid two quarterly dividends of $0.25 per share in 2001. The first dividend was declared on April 3, 2001 to stockholders of record on April 16, 2001 and paid on April 30, 2001. The second dividend was declared on August 9, 2001, to stockholders of record on August 23, 2001 and paid on September 7, 2001.

        We agreed with our preferred stock holder that we will not pay any further common dividends without its consent until its stock is redeemed, other than distributions that are required to maintain our status as a REIT and distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our golf courses.

        In our credit agreement, as amended in July 2001, we agreed that we would make no further distributions to our common or preferred stock holders or to our OP unit holders. As an exception to this rule, so long as we are not in default under the credit agreement, we may make regular dividend payments on the preferred stock, distributions necessary to maintain our REIT status or to avoid the payment of taxes resulting from the sale of our golf courses, and repurchases, redemptions or other acquisitions of OP units and common stock in connection with golf course sales permitted by the credit agreement.

        Our total distribution, for the year ended December 31, 2001, was $0.50 per share of common stock. Holders of OP units receive distributions on a per unit basis equal to the per share distributions to owners of common stock, except preferred OP units which were issued at a specified dividend yield. Also, OP units issued after a distribution record date to partners other that GTA GP or GTA LP receive a pro rata distribution based on duration of ownership during that dividend period.

        In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income, excluding net capital gains (or 95% for taxable years commencing before January 1, 2001). Under certain circumstances, we could be required to make distributions in excess of cash available in order to meet these distribution requirements. Based on our results of operations for year ended December 31, 2001, we were not required to make any distributions in order to maintain our REIT status.

Recent Sales of Unregistered Securities

        Under the operating partnership agreement, each of the limited partners (other than GTA LP), generally has the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. Upon limited partners' exercise of their redemption right, we have issued the following shares since January 1, 2001:

  •
  On March 2, 2001, we issued 60,581 shares of common stock to Northgate Country Club, LLC upon its redemption of an equal number of OP units.

  •
  On April 2, 2001, we issued 294,613 shares of common stock to Golf Legends Ltd., Inc. upon its redemption of an equal number of OP units.

  •
  On April 2, 2001, we issued 598,187 shares of common stock to Legends of Virginia L.C. upon its redemption of an equal number of OP units.

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

Stock Repurchase Program

        Our stock repurchase program is no longer active following our stockholders' adoption of the plan of liquidation.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The consolidated selected financial data set forth below presents the consolidated financial results of GTA, our operating partnership and our subsidiaries and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related notes, included in this annual report. The consolidated operating information set forth below for the periods in the three years ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001, are derived from and qualified by reference to our audited financial statements included in this annual report. The consolidated operating information set forth below for the period from February 12, 1997 (inception of operations) through December 31, 1997 and for the year ended December 31, 1998, and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from and qualified by reference to our audited financial statements that are not included in this annual report. Additionally, the selected financial data for 2001 are presented separately for the period prior to adoption of the liquidation basis of accounting (January 1, 2001 to May 22, 2001) and subsequent to its adoption (May 23, 2001 to December 31, 2001) on the following page. Our historical results are not necessarily indicative of results for any future period.

		Year Ended December 31,
	Period from February 12, 1997 (inception of operations) through December 31, 1997				Period January 1, to May 22, 2001	Period May 23, 2001 to December 31, 2001
		1998	1999	2000
	(in thousands except per share amounts
	Going Concern Basis					Liquidation Basis

Consolidated Operating Information
Total revenue	$18,727	$44,384	$55,777	$55,466	$18,648	$14,289

Expenses:
Depreciation and amortization	3,173	11,667	17,299	18,294
General and administrative	2,532	5,416	6,098	8,162	5,630	4,940
Costs associated w/pursuit of strategic alternatives and plan of liquidation	—	—	—	—	7,908	—
Interest income	(624)	(478)	(1,480)	(2,285)	(625)	(504)
Interest expense	1,879	9,673	15,603	18,816	7,920	6,822
Impairment loss	—	—	—	62,470	—	—
Loss (gain) on disposal of assets	—	370	—	—	(39)	—

Total expenses	6,960	26,648	37,520	105,457	20,794	11,258

Net income (loss) before minority interest	11,767	17,736	18,257	(49,991)	(2,146)	3,032

Income (loss) attributable to minority interest	5,798	7,130	7,026	(17,247)	(771)	—

Net income (loss) before adjustment to liquidation basis of accounting	5,969	10,606	11,231	(32,744)	(1,375)	3,032

Adjustment for liquidation basis of accounting	—	—	—	—	—	(36,109)

Net income (loss)	5,969	10,606	11,231	(32,744)	(1,375)	(33,077)

Preferred dividends	—	—	(1,383)	(1,850)	(462)	(1,388)
Dividends/distributions to common stock and operating partnership unit holders	—	—	—	—	—	(2,071)
Value of operating partnership units redeemed in sale of Golf Courses	—	—	—	—	—	(7,909)

Income (loss) attributable to common stockholders	$5,969	$10,606	$9,848	$(34,594)	$(1,837)	$(44,445)

Earnings (loss) per common share:
Basic	$1.32	$1.39	$1.28	$(4.28)	$(0.20)	—
Diluted	$1.29	$1.34	$1.27	$(4.28)	$(0.20)	—
Weighted average common shares:
Basic	4,535	7,635	7,720	8,083	9,055	—
Diluted	4,626	7,905	7,734	8,083	9,055	—
Distribution declared per common share(1)	$1.43	$1.73	$1.76	$1.57	$0.25	$0.25
Distribution paid per common share	$1.03	$2.14	$1.76	$1.32	$0.50	$0.75
Consolidated Cash Flow Information
Cash flows from operating activities	$13,644	$30,593	$24,467	$26,569	$1,837	$3,015
Cash flows (used in) provided by investing activities	$(148,738)	$(201,504)	$(14,490)	$(2,545)	$40,804	$105,517
Cash flows from (used in) provided by financing activities	$150,062	$157,834	$(7,963)	$(23,471)	$(39,797)	$(101,072)
Consolidated Supplemental Information
Weighted average common shares and OP units	9,030	13,052	12,990	12,903	12,703	—

(1)
The 1997 quarterly distribution declared per common share and OP unit includes $0.41 declared in January 1998 related to the fourth quarter 1997.

	December 31,
	1997	1998	1999	2000	2001
	Going Concern Basis				Liquidation Basis
Consolidated Balance Sheet Information
Cash, receivables & other	$20,133	$16,229	$33,050	$24,531	$22,894
Net investments in golf courses	101,044	323,500	327,702	261,755	—
Mortgage note receivable	65,129	72,252	73,160	73,595	—
Real estate and mortgage note receivable—held for sale	—	—	—	—	175,267
Total assets	186,306	411,981	433,912	359,881	198,161
Mortgages and notes payable	4,325	210,634	223,085	224,750	95,469
Total liabilities	7,354	225,824	233,881	232,747	117,222
Minority interest	54,625	76,510	69,747	45,061	—
Preferred stock	—	—	20,000	20,000	20,000
Total stockholders' equity	124,327	109,647	130,284	82,073	—
Total liabilities and stockholders' equity	186,306	411,981	433,912	359,881	—
Total liabilities and preferred stock	—	—	—	—	137,222
Net assets available in liquidation	—	—	—	—	60,939

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this annual report.

Plan of Liquidation

        On February 25, 2001 our board of directors adopted and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our company. As a result, we have departed from our historical business strategy as described in our prior annual reports and are engaged in a disposition of all of our assets pursuant to the approved plan of liquidation.

Background to the Plan of Liquidation

        Our board's decision to adopt the plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing stockholder value. This process is generally summarized below. Please see our proxy statement dated April 6, 2001 for a fuller explanation of the events leading to the adoption of the plan of liquidation.

        During 1999, we began to observe what would become increasingly unfavorable trends in the golf course industry and the capital markets, including an oversupply of golf courses and diminished availability of equity and debt capital for real estate companies in general and for small cap specialty REITs, such as ourselves, in particular. As a result of our concern about our declining stock price, on February 9, 2000, our board of directors engaged Banc of America Securities LLC, or BAS, as our financial advisor to review a broad range of strategic alternatives. The alternatives considered at that time included:

  •
  merger of our company with other companies;

  •
  sale of our company;

  •
  issuance by our company of equity in a private placement;

  •
  establishment or acquisition of a management company;

  •
  recapitalization of our company;

  •
  sale of some of our company's assets; and

  •
  termination of our status as a REIT in combination with some of the other alternatives.

        As a result of information gathered in this process, we authorized BAS to solicit merger bids and other strategic proposals regarding our company. BAS contacted a number of potential buyers or potential merger partners and solicited bids to acquire our company, however, the proposals that we received were all below our expectations and common stock price at that time. We never received a firm written proposal to acquire our entire company.

        Faced with declining prospects for our company and a lack of acceptable opportunities to sell our real estate portfolio as a whole, and based upon input from our financial advisors, our board determined at that time that the best available strategic alternative to maximize stockholder value would be to engage in a liquidation of our assets. This decision was based on the following five important factors, among others.

        The first important factor that the board considered was an oversupply in the golf course industry over the prior two years. Most of our revenue came from lease payments made by lessees of our golf courses, and we depended on the ability of our lessees to generate sufficient income to pay their lease payments to us. However, the environment for golf course operators and owners, including our lessees, had become increasingly competitive over the prior two years. This was primarily a result of the significant number of new golf course openings and increases in the overall number of golf courses, which offset the growth in participation rates and the overall number of golfers.

        The increase in the number of golf courses contributed to a decline in the value of existing golf courses and poor financial performance by golf course operators. For example, in March 1999, Meditrust divested its portfolio of 45 golf courses, known as its Cobblestone assets, for aggregate consideration of approximately $393 million, which was approximately $210 million less than it had paid for those golf courses in 1998. Moreover, two of the largest golf course operators, Clubcorp, Inc. and American Golf Corporation had reported declines in net income for the first nine months of 2000, compared to the same period a year before, with Clubcorp reporting a net loss for the period. Also in 2000, another operator, Arnold Palmer Golf, unable to complete its proposed initial public offering, had been unsuccessfully marketed for sale. And Family Golf Centers, Inc. an owner and operator of golf practice facilities was suffering from liquidity troubles and a deteriorating stock price and, as a result, filed for bankruptcy relief in May 2000. Finally, Golden Bear Golf, Inc., a diversified golf products and services company that went public in August 1996 at $16 per share, after suffering from cumulative net losses, delisted in July 2000 in a going private transaction in which publicly held shares were converted into the right to receive $0.75 per share.

        A second important factor that our board considered during its strategic review process was the change in the financial markets for REITs. In general, the market prices of publicly-traded REIT securities began a decline in mid-1998. The declining investor interest in REIT stocks restricted the ability of REITs to obtain public equity. REITs completed very few equity offerings in the public markets from the beginning of 1998 through 2000, and faced debt markets with significantly diminished liquidity. According to the National Association of Real Estate Investment Trusts, an industry association, total REIT capital raising through 2000 was only $10.4 billion, compared to $17.2 billion in 1999, $38.4 billion in 1998 and $45.3 billion in 1997. Although we were able to issue $20 million of preferred stock in a direct offering on April 2, 1999, we had been unable to obtain additional public equity since then on acceptable terms. This limited our ability to complete acquisitions, fund growth opportunities, improve our balance sheet and enhance stockholder value.

        A third important factor that our board considered was the restrictions our corporate structure placed on our operations. As a specialty REIT, we are generally prevented by law from managing our own assets. Instead, we lease our properties to independent lessees. The inability of a REIT to operate its own properties can result in the problem known as lessee leakage. This refers to the fact that the profit from the successful operation of the REIT's assets leaks out to the lessee/operator rather than accruing to the REIT/owner. We attempted to address the problem of leakage by entering into participating leases with our lessees, in which the rent lessee's pay includes an income-related component. Our participating leases were designed to provide us with limited participation in the economic upside from golf course operations, while leaving the economic downside risk with the lessee. However, many of our lessees had limited capital and were unable to fund their rent payments from any source other than operations. If the lessee's operations were not sufficient to pay the fixed minimum lease payments, the lessee would likely default on its participating lease obligations. We intended to protect ourselves in part against the risk of lessee default by taking collateral from the lessee (or its affiliate) at the time we entered into each participating lease. Generally, our golf course acquisitions were structured so that the seller would contribute its golf course to our operating partnership in exchange for operating partnership interests, which we call OP units, and our operating partnership would then lease the golf course back to a newly-formed affiliate of the seller. Our collateral for the lessee's obligations usually consisted of a pledge of the seller's OP units, with a value generally initially equal to approximately 15% of the purchase price. This collateral generally approximated 16 months of rent. The OP units are convertible into our common stock and, thus, their value fluctuates with our common stock price. As our stock price declined, beginning in mid-1998, the value of our collateral at each golf course steadily declined. This decline both made defaults by the lessees more likely and reduced the value of the collateral that we could turn to in the event of a lessee default.

        A fourth important factor considered by our board during its review of our strategic alternatives was that material defaults by lessees had occurred under participating leases at a number of our golf courses. In 1999, several of our lessees generated losses, and by March 2000, we had declared events of default at 12 golf courses (though the defaults at seven such golf courses were cured by their respective lessees). By the time we solicited stockholder approval for the plan of liquidation, we had taken possession of five of our golf courses from their lessees as a result of defaults by those lessees that resulted in eviction or voluntary relinquishment of the golf course by the lessees. In addition, at that time, we believed, based on information from the lessees, that the financial performance of the lessees of 25 of our golf courses was inadequate to support the payments required under the participating leases. The potential for additional defaults under our participating leases reduced the value of our golf courses and our company to a potential buyer. In addition, lease defaults reduced the amount that we could borrow under our senior credit agreement, pursuant to a formula in the senior credit agreement. Under laws applicable to REIT's, if we terminate a participating lease as a result of a lessee default, we are faced with the options of leasing the golf course to a new lessee, operating the golf course through a taxable subsidiary, engaging a management company to manage the golf course, or selling the golf course within 90 days in order to prevent the operating income from becoming disqualified income for REIT tax purposes. If we were to continue to operate the golf course and received too much disqualified income during a taxable year, we would lose our REIT status (unless we were entitled to relief under certain statutory provisions).

        A fifth important factor our board considered was the effect of the decline in our operating income on our ability to operate, and the possibility that our operating income would decline further if additional lessees were to default. The decline in our operating income triggered defaults under our senior credit agreement. It was also likely to result in our inability to comply with a financial covenant in our charter document governing the rights of our preferred stock, which might have then prevented us from selling assets. Moreover, we were concerned that an inability to repay our obligations under our senior credit agreements by selling assets might induce our lenders to accelerate our obligations under the senior credit agreement, which could have resulted in a bankruptcy filing.

Adoption and Initial Implementation of the Plan of Liquidation

        On September 28, 2000, our board appointed a special committee of independent board members in contemplation of a transaction with Larry Young, one of our directors, our largest OP unit holder, and the owner of our greatest number of lessees.

        On November 6, 2000, our board formally directed management to develop a plan of liquidation and a related proxy statement for presentation to the board. In addition, the board authorized us to enter into non-binding or binding letters of intent and definitive agreements for the sale of one or more golf courses.

        In connection with the plan of liquidation, we entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P., or AEW. Under the voting agreement, AEW agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the plan of liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we determine in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations. We further agreed that other than common dividends for the first and second quarter of 2001, each in an amount not to exceed $0.25 per share (which we made in 2001), we would make no further regular common dividend distributions without AEW's consent until the preferred stock was redeemed, other than distributions required to maintain our status as a REIT and other distributions that we might be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

        Also, in connection with the plan of liquidation, we entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC, or Legends, to sell to that affiliate up to 12.5 (eighteen-hole equivalent) golf courses leased by Legends. In addition, single-purpose affiliates of Legends would be released from its obligation to repay limited recourse working capital loans in the amount of approximately $6.6 million. Pursuant to the purchase agreement, we could accept superior offers for these golf courses (other than the five Myrtle Beach courses) upon payment of a break-up fee to Legends. Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's consideration and/or decision to approve the sale of these golf courses to Legends. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve the transaction between us and Legends. In addition, both BAS and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. advised the special committee that, as of the date of their opinions, the consideration to be received by our operating partnership in the Legends transaction was fair to our operating partnership from a financial point of view. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among us, Legends and Legends' lenders were protracted and did not result in a signed purchase agreement until February 25, 2001. The purchase agreement signed on February 25, 2001 was dated as of February 14, 2001 and was effective as of the earlier date. Mr. Young was represented by separate counsel during these negotiations. Mr. Young resigned from our board immediately after the Legends agreement was approved on February 25, 2001.

        On February 25, 2001, the special committee unanimously recommended adoption of our plan of liquidation to our board and our board of directors unanimously adopted a plan of liquidation for Golf Trust of America, Inc. and our operating partnership, Golf Trust of America, L.P., subject to approval by our stockholders. At that time, management estimated that if stockholders approved the plan, total liquidating distributions to common stockholders would fall within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholder approval. These estimated distribution ranges were based on numerous assumptions, notably including the sale prices of assets for which no definitive sale agreements or letters of intent were in place at that time. When our plan of liquidation was adopted by our board, one of our financial advisors, Houlihan Lokey Howard & Zukin, or Houlihan Lokey, estimated that liquidating distributions would range from $9.53 to $13.26 per share.

        The plan of liquidation was submitted to a vote of our common stockholders by means of a proxy statement dated April 6, 2001. Our proposed plan of liquidation was approved by a 98% affirmative vote of the shares present or represented by proxy at our special stockholders meeting (constituting a 77% affirmative vote of all outstanding common shares) on May 22, 2001. One hundred percent of our preferred stock voted in favor of the plan of liquidation. Accordingly, we have adopted the liquidation basis of accounting since May 22, 2001 (see "Results of Operations" below).

        The plan of liquidation contemplates the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets (which formed the basis of management's projected liquidating distributions noted above) absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

        On July 31, 2001, we closed on the sale of 6.5 golf courses to Legends, including the Myrtle Beach courses, for $89.4 million, consisting of cash, a redemption of 3.7 million shares/OP units then valued at $44.7 million and a release of certain obligations to single-purpose affiliates of Legends to pay us $6.6 million which represented all of its obligations under limited recourse working capital loans, other than interest. Prior to July 31, 2001, we accepted superior offers on 4.0 golf courses and closed on the sale of 3.0 of these 4.0 golf courses that were originally subject to the Legends purchase agreement. With respect to the remaining 2.0 golf courses subject to the purchase agreement, Legends notified us that it intended to terminate its obligations to purchase the Bonaventure Country Club as a result of alleged environmental and title problems. We disputed Legends' ability to terminate its obligations to purchase that golf course. This dispute was settled through arbitration, which concluded on November 30, 2001, with Legends prevailing in their claim allowing them to terminate their obligation to purchase the Bonaventure Country Club. We are currently negotiating a purchase agreement for Bonaventure with another party.

        As of March 22, 2002, we had sold 26 golf courses (including the 6.5 golf courses sold to Legends), all of which closed in 2001 for total sales proceeds of approximately $204 million. Each of our golf course dispositions that closed prior to September 11, 2001 resulted in gross proceeds within the range originally estimated by our management. However, immediately after September 11th, golf course sales negotiations stalled, for among other reasons, the uncertainty of the economic impact of the terrorist attacks. We learned that some potential buyers faced internal moratoriums on new investments while other potential golf course buyers faced uncertain prospects of obtaining financing. We also learned that the difficulty of projecting operating results caused some potential golf course buyers to reduce their offer prices insofar as they valued our golf courses based on projected revenue streams. We have sold 3.0 of the 26.0 golf courses for total consideration at less than the low end of management's originally projected range. Nonetheless, considering the environment we operated in at that time (post September 11th), our board determined that each of those transactions was fair to and in the best interest of our company and our stockholders.

        Considered in the aggregate, our total dispositions to date have been within the range originally projected by management. Total consideration for all golf course sales since January 1, 2001 are $204.6 million, which is within the originally projected range of $201-211 million. The following chart provides additional details regarding each sale.

Properties Sold Since January 1, 2001

Property	Total Consideration(1)	18-Hole Equivalent	Closing Date
Ohio Prestwick	$6,350,000	1.0	1/4/01
Raintree	4,300,000	1.0	1/4/01
Persimmon Ridge	5,200,000	1.0	2/15/01
Club of the Country	2,655,000	1.0	3/16/01
Brentwood	2,600,000	1.0	3/19/01
Metamora	4,931,000	1.0	4/5/01
Silverthorn	4,250,000	1.0	4/12/01
Palm Desert	4,075,000	1.5	4/20/01
Woodlands	6,400,000	1.0	5/1/01
Cooks Creek	4,000,000	1.0	5/16/01
Legends Virginia	10,800,000	2.0	6/13/01
Eagle Watch	5,850,000	1.0	7/6/01
Olde Atlanta	7,800,000	1.0	7/6/01
Legends Properties(2)	89,411,000	6.5	7/31/01
Sweetwater	3,250,000	1.0	9/20/01
Emerald Dunes	16,900,000	1.0	9/17/01
Polo Trace	8,350,000	1.0	10/22/01
Cypress Creek	4,100,000	1.0	11/30/01
Pete Dye	13,432,000	1.0	12/22/01

Total	$204,654,000	26.0

(1)
includes the value of common stock and/or OP units received in the sales transaction

(2)
Legends Properties includes Legends, Heritage, Oyster Bay and Tiburon.

Current Conditions and Strategic Choices

        When we prepared our proxy statement, we expected that the plan of liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. Our ability to complete the plan of liquidation within this time frame and within the range of liquidating distributions per share as stated in our proxy statement is now less certain. The following chart describes each of our unsold properties:

Properties Held for Sale as of March 22, 2002

Property	Location	18-Hole Equivalent
Black Bear	Orlando, FL	1.0
Bonaventure	Ft. Lauderdale, FL	2.0
Wekiva	Orlando, FL	1.0
Eagle Ridge	Galena, IL	3.5
Innisbrook Participating Mortgage	Palm Harbor, FL	4.0
Lost Oaks of Innisbrook	Palm Harbor, FL	1.0
Sandpiper	Santa Barbara, CA	1.0
Northgate	Houston, TX	1.5
Tierra Del Sol	Albuquerque, NM	1.0
Mystic Creek	Milford, MI	1.5
Osage National	Lake of the Ozarks, MO	1.5
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

		21.0

        We currently have five signed letters of intent and/or purchase agreements on certain of the assets listed above aggregating approximately $69.9 million in gross sales proceeds which are anticipated to close in the next 60 to 120 days. These letters of intent and/or purchase agreements are subject to due diligence and other conditions, and might not result in closings. If these transactions close on their current terms, the proceeds for these 9.0 golf courses will be within the revised range estimated by management.

        The golf industry continues to face declining performance and increased competition. We believe that public reaction to the terrorist attacks, together with the national economic slowdown of the past few months, is having a significant adverse impact on the travel and leisure sector of the U.S. economy. Based on management's discussions with industry participants, we believe the golf industry in general, and the golf-related destination-resort sector in particular, have experienced material declines in revenue since September 11, 2001. We attribute these declines primarily to the public's fear of travel and hesitancy to engage in leisure spending. In this environment, golf course and golf resort operators are finding it difficult to project future operating results because of their inability to predict how long public pessimism will last or when sustained economic recovery of the golf and travel industries will be realized. In sum, we expect that the economic recession and the effect of September 11th on the financial markets and the travel, leisure and destination resort sectors, will adversely impact our plan of liquidation by causing a prolonged liquidation time frame and declining golf course asset valuations. Our primary competitor, National Golf, Inc., or National Golf, certainly appears to be impacted by the effects of the recession and the oversupplied golf market.

        National Golf, Inc., the country's largest publicly owned REIT focused on golf properties, and American Golf Corporation, or American Golf, which operates more than 300 properties, have faced significant challenges in recent months. National Golf announced on February 8, 2002, that it reached a forebearance agreement with certain of its lenders related to defaults under its $300 million credit facility. A technical default had been triggered last year by American Golf's violation of certain provisions in its debt instruments. Faced with intense competition and an industry-wide decline in business, American Golf has been unable to meet its rent payments on courses leased from National Golf (more than 130 golf courses). Because of that inability, both companies have proposed a controversial merger opposed by some of National Golf's stockholders. The announcement was made on February 13, 2002 that it is proposing to merge with its largest tenant, closely held American Golf, and abandon its status as a REIT, which may jeapordize future dividend payments.

        As a result of the concerns discussed above, on February 13, 2002 we retained Houlihan Lokey to advise us on strategic alternatives available to enhance stockholder value. In connection with this new engagement, Houlihan Lokey reviewed our current corporate strategy and various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation. As part of the analysis, Houlihan Lokey's services included (i) due diligence (and/or updating diligence from their original analysis in February 2001, as applicable), (ii) analysis of the fair market value of our individual assets, (iii) an estimate of a range of fair market values for our common stock, and (iv) an analysis of strategic alternatives available to us, including, but not limited to:

  •
  continuation of our individual golf course disposition program;

  •
  recapitalization involving new creditors, lenders, or investors;

  •
  restructuring involving our existing creditors/lenders;

  •
  sale of all or substantially all of our assets to, or a merger with, a third party; and

  •
  other strategies, including, without limitation, pursuing some combination of the above and/or other strategies in the context of our plan of liquidation.

        Houlihan Lokey's analysis concluded that continuing with our plan of liquidation is most likely to maximize stockholder value with the most significant risk being the June 30, 2002 maturity of our senior credit agreement with a syndicate of lenders led by Bank of America. We will need our lenders' cooperation to restructure or extend the balance due on our debt in order to have adequate time to successfully complete our plan of liquidation. For purposes of projecting our ability to achieve the goals' of our plan of liquidation, Houlihan Lokey assumed that we will sell substantially all of our remaining assets in accordance with our original plan of liquidation by May 22, 2003, with the exception of our participating mortgage secured by the Innisbrook Resort, which we would hold until a sale that Houlihan Lokey assumed will occur no later than December 31, 2005. We assume that this additional time will allow for resolution of the issues surrounding (i) the current default of the borrower, Golf Hosts, under the Innisbrook Resort participating mortgage, (ii) the class action litigation brought against the borrower by the association of condominium owners at the resort, and (iii) the operational issues of the resort property.

        The final liquidation of our properties was analyzed by Houlihan Lokey under three scenarios: (1) an orderly liquidation as described above; (2) a forced liquidation which assumes that all of our assets, including the Innisbrook participating mortgage, are sold by May 22, 2003, with the Innisbrook mortgage being sold in its current distressed condition, as a non-performing loan; and (3) a disposition of our entire portfolio in a single portfolio sale. Based on our board's evaluation of Houlihan Lokey's analysis and other considerations, we believe that the highest value indication of an orderly liquidation could provide net liquidation proceeds of $6.01 to $9.43 per share, although neither we nor Houlihan Lokey can provide assurances that the estimated range of per share values will ultimately be realized. Management's revised range assumes that we will realize projected operating cash flows from certain of our remaining assets until their disposition.

        Following receipt of the Houlihan Lokey report on March 15, 2002, our board of directors unanimously voted to continue to implement (i.e., not to seek stockholder authorization to change the terms of) our plan of orderly liquidation. Pursuant to the plan's mandate of an orderly liquidation, we will continue to hold the participating mortgage on the Innisbrook Resort pending resolution of the issues mentioned above. We have initiated discussions with the administrative agent for our lenders regarding our credit agreement, which is scheduled to mature on June 30, 2002.

Revised Projected Liquidating Distributions

        The following discussion of our projected liquidating distributions contains forward-looking statements regarding the amount and timing of any distributions and asset sales. The actual amount and timing of our liquidating distributions could vary materially from the projections below. Important factors that could cause such a variance are discussed in the following section "Risks that might Delay or Reduce our Liquidating Distributions."

        We currently estimate that stockholders will ultimately receive between $6.01 and $9.43 per share in liquidating distributions. Although, in the aggregate, our golf course dispositions to date have been within the price range originally projected by our management, we currently expect to fall short of our originally projected distribution range as a result of the following significant factors among others:

  •
  The numerous lessee defaults we have experienced (see Item 1 of this annual report), including the borrower's default under the Innisbrook Resort participating mortgage, and the costs of enforcing our rights against defaulting lessees and contract parties (see "Item 3—Legal Proceedings") have caused our results of operations to be worse than we expected over the past 12 months, and have reduced our cash available for distribution.

  •
  The economic recession and reduced travel and leisure spending nationwide, particularly following the September 11, 2001 attacks, are causing revenues from golf course operation to diminish and making it more difficult to predict future revenue levels. In turn, potential buyers are reducing their bids (insofar as buyers value potential acquisitions based on projected revenue streams).

  •
  Our receipt of participating lease rent, participating mortgage interest and golf course net income from the managed courses were significantly adversely effected by events of September 11th and the impacts of the economic downturn.

  •
  Declining revenue from golf course operations has caused many owners and operators to put their assets up for sale and increasing numbers of golf courses are being offered for sale nationwide. This increased supply creates a buyers market, which has caused prices to decline. Accordingly, we have reduced our estimate of the proceeds we will receive from our currently unsold golf courses and the participating mortgage.

        Our current estimated distribution range assumes that all of our golf course assets will be sold by the end of 2002, other than the Innisbrook participating mortgage, which we have assumed will be liquidated in 2005. Our current estimated range assumes that the litigation clouding the value of our interests in the Sandpiper Golf Course and the Innisbrook Resort will be resolved.

        Absent unforeseen circumstances, we currently expect that we will be able to repay all of our debt within the next twelve months, upon the sale of our assets. The terms of our preferred stock and our agreements with the preferred stock holder prohibit us from making any further distributions to common stockholders until the preferred stock is redeemed in full. After our preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to our common stockholders. However, we expect that the proceeds of our asset dispositions will not be sufficient to redeem our preferred stock in full until we liquidate our participating mortgage interest in the Innisbrook Resort. As mentioned above, we intend to hold our interest in the Innisbrook Resort pending resolution of the problems currently impairing its resale value and, accordingly, we expect it to be our final asset to be liquidated. Consequently, we now expect not to make any distributions to our common stockholders until we have liquidated our participating mortgage interest in the Innisbrook Resort, which might be subject to significant delays.

        If our REIT status is in jeopardy during the implementation of our plan of liquidation, and if we do not have any other means to avoid significant federal income tax liability, we will consider transferring all of our remaining assets and liabilities to a liquidating trust, as permitted by the plan of liquidation. In that case, we would distribute liquidating trust interests to our stockholders and OP unit holders. The liquidating trust would complete our orderly liquidation and make the final distribution of the proceeds to its holders. A liquidating trust is a pass-through entity for federal income tax purposes and our utilization of a liquidating trust would be designed to avoid imposition of a corporate-level income tax on our earnings. However, the plan of liquidation prevents us from utilizing a liquidating trust until we have redeemed our preferred stock in full which, as stated above, we now expect will not occur until our final asset is liquidated. Accordingly, we now expect not to be in a position to utilize a liquidating trust without the consent of AEW. If our liquidation is still ongoing 24 months after adoption of the plan of liquidation, or if we otherwise fail to meet the REIT qualification tests, we expect we will lose our REIT status, which will result in our net income, if any, being subject to federal and state income tax. As of March 22, 2002, however, we have estimated net operating loss carryforwards of approximately $14 million at the federal level and a similar amount at the state level, which we expect will be sufficient to offset any taxable income we would otherwise report during the completion of our plan of liquidation.

Risks that might Delay or Reduce our Liquidating Distributions

        Our expectations about the amount of liquidating distributions we will make and when we will make them are based on many estimates and assumptions, one or more of which might prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our common stockholders might be above or below our revised range. In addition, the liquidating distributions might be paid later than we predict. Although we have tried to account for these risks in our projected range of liquidating distributions, we might have underestimated their effects. Factors that could cause actual payments to be later or lower than we expect include the following:

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits being filed. We have become involved in this type of litigation as a result of our plan of liquidation and the transactions associated with it (see "Item 3—Legal Proceedings"). The litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in such a lawsuit, we might be liable for damages. We cannot predict the amount of such damages but they might be significant and may reduce our cash available for distribution.

As we approach completion of the plan of liquidation, the parties with whom we transact business might increasingly breach their obligations to us on the belief that we will not act aggressively to enforce our rights, which might reduce our revenues and cause us to incur additional enforcement costs.

        It is generally known among the parties with whom we transact business that we are in the process of liquidating and winding up our operations. We believe we are experiencing a greater number of participating lease (and other contract) defaults because our lessees (and our other contractual counter-parties) perceive that the consequences of breaching their obligations to us will be less severe than if we were a going concern. We attempt to counter these perceptions by actively protecting our rights and, in many instances, engaging legal counsel to enforce our rights judicially. However, if such enforcement actions are less than fully successful, our liquidating distributions would be reduced by the amount of the foregone contract payments to us and by the cost of securing substitute performance, if necessary. Even if our enforcement is successful, enforcement costs are expensive and the depositions and related legal proceedings are a distraction to our management, and might preclude them from devoting full attention to the sale of our remaining assets.

If the Sandpiper litigation is resolved adversely to us, we could be required to forego rent payments and pay substantial amounts to the plaintiffs. Even if the litigation is ultimately resolved in our favor, the cloud it currently casts over our asset reduces the asset's resale value. As a result of these problems, the Sandpiper asset might produce less operating income and be sold later and for a lesser amount than initially assumed. In that case, our liquidating distributions might be significantly reduced or delayed.

        Our wholly-owned subsidiary, Sandpiper-Golf Trust LLC, owns the Sandpiper Golf Course, a high-end daily fee public golf course located near Santa Barbara, California. As described in more detail under "Item—Legal Proceedings," our subsidiary is currently in arbitration with the lessee regarding a claim by the lessee that it should be excused from paying rent under the participating lease because of our subsidiary's alleged failure to fund renovations and improvements to the golf course, which the lessee claims are required under the participating lease and a purported amendment to the participating lease. The owner of the resort adjacent to the golf course has also brought a legal action against our subsidiary and us seeking $50 million in damages for our alleged failure to fund and maintain a first-class golf course facility and claiming that our alleged promise to maintain a first-class facility fraudulently induced the resort owner to invest in the resort and a new club house and to guarantee the lessee's performance under the participating lease. The court had stayed (i.e., temporarily suspended) the resort owner's lawsuit pending resolution of the arbitration with the lessee. If the Sandpiper litigation is resolved adversely to our subsidiary and us, we could be required to forego rent payments from the lessee and pay $50 million or more to the resort owner and/or fund renovations and improvements to the Sandpiper Golf Course. These investments and lost revenue would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders. Moreover, even if the current litigation is ultimately resolved in our favor, the lessee is a single-purpose entity which might be unable to fund its obligations to us, in which case we would need to attempt to collect on the bond and the letter of credit it has posted and/or from the guarantors, which collection might be delayed by further legal actions. The cloud that these risks currently cast over our interest in Sandpiper reduces the asset's resale value. As a result, we might be unable to locate a willing buyer for the asset until the litigation is resolved and/or for what we consider to be a fair price. If we wait to sell the asset until the litigation is resolved, our liquidating distributions might be delayed. If we sell during the pendency of the litigation for a lesser amount, our liquidating distributions would be reduced as a result of the lower price and the lessee's unpaid rent.

The borrower under our $79 million participating mortgage on the Innisbrook Resort has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation. Consequently the current resale value of the participating mortgage is impaired. If we are unable to resolve the borrower's continuing default by negotiation, we intend to foreclose upon the collateral, which could be time consuming and expensive and our ultimate recovery might be reduced, delayed or blocked by the courts and/or diminished by the pending litigation.

        In June 1997, we made a $78.98 million non-recourse loan to Golf Host Resorts, Inc. secured by a participating mortgage on all of the Innisbrook Resort (other than the resort's condominium units). Located near Tampa, Florida, the Innisbrook Resort is a destination golf resort named by Esquire magazine as one of the top 10 resorts in North America. The resort includes four high-end golf courses and an adjacent luxury hotel, condominium and conference facilities. We call this loan our participating mortgage because the required mortgage payments include an interest component related to the borrower's income from operations (similar to our participating leases, under which the required rent payments include a component related to the lessee's income). The borrower owns the Innisbrook Resort (other than the condominium units) and has engaged Troon Management Company, LLC to manage the golf courses and Westin Hotel Company to manage the hotel, condominium and conference facilities. The borrower's corporate parent, Golf Hosts, Inc., guaranteed all of the borrower's loan payment obligations. Westin and the borrower entered into an agreement pursuant to which Westin agreed to pay, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the resort does not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure, Westin would continue to manage the resort pursuant to the existing management agreement.

        The borrower and many of the condominium unit owners participate in an arrangement whereby the condominiums, when not being used by their owners, are placed in a pool and rented as hotel rooms to guests of the hotel. The condominium owners have initiated legal action against the borrower and its corporate parent regarding various aspects of this arrangement. We are not a party to that lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's ability to make participating mortgage payments to us. Moreover, it clouds the value of the resort and thereby impairs the value of the collateral we might turn to in the event of foreclosure. In the event that we settle our dispute with the borrower, we may need to assume certain of its potential liabilities, including its potential liability in the homeowners litigation.

        Currently, the borrower is in monetary default under the participating mortgage due to its failure, commencing on November 1, 2001, to make base interest payments to us. We might determine that additional non-monetary defaults exist. We have delivered a legal notice to the borrower accelerating the entire amount of the loan as a result of its default. We have also sent a legal notice to Westin regarding Westin's failure to comply with the terms of the subordination agreement, which Westin has contested.

        We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin's management agreement with the borrower and our subordination agreement with Westin. This litigation might be expensive and time consuming.

        The participating mortgage loan is a non-recourse loan, which means that following an event of default we cannot bring a legal action directly against the borrower to compel payment, but instead our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units) and any other property of the borrower that has been pledged to secure the loan.

        We are in negotiations with the borrower regarding a consensual foreclosure or a conveyance in lieu of foreclosure. As a part of such resolution we might be willing to agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower.

        If we decide to pursue judicial foreclosure, it would be expensive and time consuming there is a risk that the borrower might obtain judicial protection.

        Moreover, under the federal bankruptcy code, the filing of a bankruptcy petition by or against the borrower would stay (i.e., temporarily suspend) the commencement or continuation of a judicial foreclosure action. In addition, if the bankruptcy court were to determine that the value of the Innisbrook Resort is less than the principal balance of the loan, the court may reduce our amount of secured indebtedness to the then-current value of the resort. Such an action would make us a general unsecured creditor for the difference between the then-current value of the resort and the amount of the outstanding indebtedness. Unsecured creditors are less likely than secured creditors to recover all of the amounts owed to them by a bankrupt borrower. A bankruptcy court also may:

  •
  grant the borrower time to cure a payment default on the loan;

  •
  reduce monthly payments due under the loan;

  •
  change the rate of interest due on the loan;

  •
  otherwise alter the loan's repayment schedule; or

  •
  change other terms of the loan.

        Additionally, if the borrower declares bankruptcy, the bankruptcy trustee (or the borrower, as debtor-in-possession) would have special powers to avoid, subordinate or disallow debts. In some circumstances, it is possible that our claims may be subordinated to financing obtained by the borrower subsequent to its bankruptcy. The filing of a bankruptcy petition might also prevent us from enforcing the borrower's assignment of rents under the participating mortgage. The legal proceedings necessary to resolve these issues would likely be time consuming and expensive and might significantly delay our receipt of revenue from our Innisbrook asset.

As a result of the foregoing, the current resale value of our participating mortgage is impaired, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive, either as repayment from the borrower or upon a sale of the participating mortgage or upon a sale of the Innisbrook Resort following foreclosure, might be substantially less than the amount we are currently owed.

If we are unable to retain our key executives and sufficient staff members to complete the plan of liquidation in a timely manner, our liquidation distributions might be delayed or reduced.

        Our ability to complete the golf course sales currently under contract and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our assets, our counter-parties and the market for golf course sales. The loss of the services of either of these individuals could materially harm our ability to complete the plan of liquidation in a timely manner and our ability to sell our assets within the range contemplated in the plan of liquidation. In particular, after the senior credit facility is retired, our executives will no longer have meaningful financial incentives to remain with the company.

        If either executive resigns, we would expect to hire a replacement or replacements, which will likely delay any pending sales, and diminish the process of maximizing value in view of the replacement's unfamiliarity with the assets and counter-parties, and the material facts relevant thereto. Our compensation committee intends to continue to evaluate all options during the pendency of the plan of liquidation in furtherance of seeking to maximize stockholder value.

        Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain our key non-executive employees. Our employees may seek other employment rather than remain with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a timely manner, the liquidating distributions will be delayed and might be reduced.

If we do not obtain our lenders' consent to amend our senior credit agreement before it matures on June 30, 2002, our liquidating distributions might be reduced or delayed.

        As of March 22, 2002, we owed approximately $95.5 million under our senior credit agreement. If we do not obtain our lenders' consent to amend our senior credit agreement before it matures on June 30, 2002, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file our own bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a term extension, the amendment of our senior credit agreement might be on terms less favorable than our current agreement.

If any of the buyers under our current sale agreements default, or if these sales do not otherwise close, our liquidating distributions might be delayed or reduced.

        We have arranged for the sale of 8.0 golf courses we own or have interests in as described above. All of these sales are subject to closing conditions. If the non-binding letters of intent do not progress to binding sale agreements or if any of the sale agreements fail to close because of buyer default, failure of a closing condition or other reasons, we will have to identify and negotiate with new potential buyers for the assets, which we might be unable to do promptly or for the same purchase price. We will also incur additional costs identifying buyers and negotiating new sale agreements for these assets that are not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

        Thirteen of the golf courses we have interests in are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for these golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals and we may have overestimated the sales prices that we will ultimately be able to obtain for these golf courses. The analysis performed by Houlihan Lokey as of March 15, 2002 is neither an appraisal nor an opinion. Assumptions underlying that analysis may prove to be incorrect and the ultimate proceeds we receive may differ substantially from Houlihan Lokey's estimates. For example, in order to find buyers in a timely manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our common stockholders will be delayed or reduced.

If we are unable to realize on the value of a promissory note taken as part of any purchase price, our liquidating distributions might be reduced.

        In some golf course sales, we may agree to receive promissory notes from the buyer as a portion of the purchase price. Promissory notes can be illiquid. If we are not able to sell the promissory note without a great discount, or in the case of a short-term note, if we hold it to maturity and the purchaser ultimately defaults, our liquidating distributions might be reduced.

Decreases in golf course values caused by prolonged economic recession and/or increased terrorist activity might reduce the amount we can sell our assets for.

        The underlying value of our interests in golf courses might be reduced by a number of factors that are beyond our control, including the following:

  •
  adverse changes in the economy, prolonged recession and/or increased terrorist activity against the United States or our allies might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators' revenues (particularly destination resort golf course revenues) and diminishing the resale value of the affected golf courses

  •
  the financial performance of our golf courses under the participating leases, which we do not control, and the ability of the lessees of our golf courses to make lease payments;

  •
  increased competition such as increasing numbers of golf courses and other leisure centers being offered for sale in our markets or nationwide; and

  •
  changes in real estate tax rates and other operating expenses.

        Any reduction in the value of our golf courses would make it more difficult for us to sell our assets for the amounts that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay the payment of distributions to stockholders.

We might be unable to find buyers for our interests in golf courses because the participating leases must remain in place following a sale, which may reduce our ultimate sale proceeds and cause our liquidating distributions to be delayed or reduced.

        The participating leases under which our golf courses are leased to operators have terms of up to 40 years (including extensions) from inception and do not terminate when a golf course is sold. It may therefore be difficult for us to find buyers for all of our golf courses. A golf course's value to a prospective buyer, and therefore the price we receive for a golf course, might be less than if the applicable participating lease terminated upon the sale. Although we have taken these factors into account when estimating the sales price we will receive from our golf courses, our liquidating distributions might be delayed or reduced if we have underestimated the effect of these factors.

Some of our interests in golf courses are subject to rights of first offer in favor of the lessee. This may reduce the amount that we can receive when we try to sell these assets.

        One of our remaining participating leases gives the lessee the right to purchase the golf course on the same terms, or similar terms, that we offer to third parties, which is referred to as a right of first offer. Although we have tried to account for this risk in our estimates of the net sales proceeds from our assets, we may have underestimated its effect.

We have an interest in a golf course that we cannot sell without the consent of a third party. We might be unable to obtain its consent to sell this asset.

        We hold one of our interests in a golf course as lessee under a long-term ground lease that we cannot assign without obtaining the consent of the lessor under that participating lease. We have assumed that we would be able to sell that participating lease as part of our plan of liquidation. However, the lessor under that participating lease may require us to make concessions to it in return for giving its consent, or may not allow us to sell the participating lease at all. Either event would reduce the amount of our distributions.

If lessees default under their participating leases or other obligations to us during the liquidation process, or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions will be reduced and might be delayed.

        In calculating the amount of our estimated liquidating distributions, we have assumed that we will not experience any additional lessee defaults during the liquidation process that are not subsequently cured. If we experience additional lessee defaults during the liquidation process, the resale value of the affected golf course might be less than our estimate, which would reduce our liquidating distributions. Furthermore, although we hold collateral for most of the lessees' obligations under their participating leases, the collateral may not be sufficient to cover the full amount of unpaid rent. To the extent that we receive less rent than we expect during the liquidation process, our liquidating distributions will be reduced. In addition, following an event of default, we may determine it is necessary to evict the lessee and operate the golf courses ourselves until we locate a buyer. However, it is costly, difficult and time consuming to evict a lessee. We may also decide in the event of a lessee default to restructure the participating lease, which could require us to substantially reduce the rent payable to us under the participating lease, or make other modification that are unfavorable to us.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be delayed or reduced.

        Before making the final liquidating distribution, we will need to pay all of our transaction costs in the liquidation and all valid claims of our creditors. Our board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. None of those amounts are yet final and we have used estimates in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated them in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected.

Pursuing the plan of liquidation may cause us to fail to qualify as a REIT, which could lower the amount of our liquidating distributions.

        At the present time, for so long as we qualify as a REIT, we generally are not subject to federal or state income tax. At the present time, we do not intend to affirmatively revoke our REIT status and, indeed, our charter prohibits our board from causing us to revoke our status as a REIT without first obtaining the consent of two-thirds of our stockholders. The plan of liquidation does not authorize the board to revoke our REIT status prior to the final distribution of our assets and our dissolution.

        However, there is a risk that our actions in pursuit of the plan of liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT. For example, in selling our assets, we may recognize ordinary income in excess of the cash received, especially after deducting from those cash proceeds any amounts that we are contractually obligated to immediately repay to the lenders under our senior credit agreement. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required dividend or find another alternative way to meet the REIT distribution requirements, we may fail to qualify as a REIT for that taxable year.

        As another example, under the tax rules applicable to REITs, we are not allowed to operate golf courses for more than 90 days following eviction of the lessee without jeopardizing our status as a REIT. At the expiration of the 90 day period, we generally have to either sell the golf course, lease it to a golf course operator, or reach an agreement with an independent contractor to assume management of the golf course. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the eviction occurred. If one of these options is not implemented at the expiration of such period, the revenues from operations at the golf course will generally be considered non-qualifying income for purposes of the REIT income tests, as set forth in the tax code. It is unlikely that we will be able to accept much more disqualified REIT income without jeopardizing our REIT status because the REIT rules limit the total percentage of our income that might be disqualified REIT income, and we already are receiving disqualified REIT income from our operation of a number of golf courses.

        However, our projections indicate that for the taxable year ending December 31, 2002, we will not meet the REIT test that provides that we must derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other categories of income specified in the Code. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax.

        If we fail to qualify as a REIT, we will, among other things (unless entitled to relief under certain statutory provisions):

  •
  not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

  •
  be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates to the extent that our net operating loss carryforwards are insufficient to offset such income

  •
  be subject to increased state and local taxes; and

  •
  be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.

        Based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002. Thus, we do not expect the tax liability resulting from the termination of our REIT status to have a material impact on our liquidating distributions. However, these projections are based on our current best estimates and our actual results and tax liability could vary materially. As a result, we might generate positive taxable income for the taxable year ending December 31, 2002, which would likely cause us to incur federal and state income tax liabilities. These tax liabilities would reduce the amount of cash available for liquidating distributions.

Pursuing the plan of liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.

        We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While as a REIT we intend to make distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.

The holder of our preferred stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the dividend on the preferred stock may increase, which would reduce the amount of our liquidating distributions.

        We have entered into a voting agreement with the holder of our preferred stock, under which the holder has agreed to vote in favor of the plan of liquidation. Under that agreement, the holder of the preferred stock is entitled to require us to redeem the preferred stock in several circumstances. If we fail to redeem the preferred stock when required to do so, the holder of the preferred stock will be entitled to appoint two directors to our board. In addition, the dividend on the preferred stock will in most cases increase from 9.25% to 12.50%. Since the liquidation preference on the preferred stock is currently $20.0 million, this would increase the quarterly dividend on the preferred stock from $462,500 to $625,000. The increase in the dividend payable to the preferred stock will reduce the funds available for distribution to our common stockholders.

The sale of our assets may cause us to be subject to a 100% excise tax on prohibited transactions, which would reduce the amount of our liquidating distributions.

        REITs are subject to a 100% excise tax on any gain from prohibited transactions, which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT's trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The tax code does provide a safe harbor which, if all its conditions are met, would protect a REIT's property sales from being considered prohibited transactions, but we will not be able to satisfy these conditions. While we do not believe that any of our property should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, in which case the amount available for distribution to our stockholders could be significantly reduced.

If we sell more than one-third of our assets to a single person or group, we might be required to make significant payments to our executives to reimburse them for excise taxes they might be required to pay.

        Our company has entered into amended employment agreements with our two executive officers, Messrs. Blair and Peters. These amended employment agreements contain an excise tax gross-up provision that requires us to reimburse each executive for any excise tax imposed under Section 4999 of the Internal Revenue Code and any income taxes or excise taxes imposed on the reimbursement payments. This gross-up provision is intended to put the executives in the same after-tax position as if no excise tax had been imposed.

        We cannot be certain if any payments due under Mr. Blair's and Mr. Peters' amended employment agreements will constitute parachute payments for purposes of the excise tax. However, if a change in control were to occur, as defined in the above paragraph, and all bonus payments previously paid in connection with the plan of liquidation or then due under Mr. Blair's and Mr. Peters' amended employment agreements were determined to be parachute payments (or, in the case of such payments occurring more than 12 months prior to the change in control, if such payments were excluded from the calculation of the base amount on the grounds that they were not reasonable compensation or otherwise), the amount of gross-up payments we might be required to pay to Messrs. Blair and Peters could be significant, which would reduce our liquidating distributions to common stockholders.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

        The REIT provisions of the tax code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (95% in taxable years beginning before January 1, 2001). Based on our projected accumulated earnings and profits, our liquidating distributions will not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months of the adoption of the plan of liquidation. We anticipate that we will meet this timetable for all assets other than our participating mortgage. However, unless the many problems surrounding the Innisbrook Resort (the collateral for the participating mortgage) are resolved in the next year, we intend to hold the participating mortgage past the end of that 24 month period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement.

(However, the plan of liquidation prohibits us from doing so unless our preferred stock has been redeemed in full.) Such a distribution to a liquidating trust would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder's basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

        In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder's gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the Internal Revenue Code of 1986, as amended, which we call the tax code.

Real Estate Held for Sale

        Prior to the adoption of the liquidation basis of accounting, real estate was stated at the lower of cost or estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. Additions, renovations or improvements were capitalized. Based upon a comprehensive review of all of our properties taking into account our intention to have stockholders vote to approve the plan of liquidation, our implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions, we determined that the value of certain real estate properties was impaired. As a result of this determination, we recorded a non-cash charge of $62.5 million in the latter six months of 2000 and additional non-cash charges aggregating of $41.6 million for the year ended December 31, 2001 to reflect real estate properties at fair market value.

Commitments and Contingencies

        Employment Agreements.    Under the amended employment agreements, our senior executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of stockholder approval of the plan of liquidation (which has already occurred) and the repayment of our credit facilities and line of credit. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of all of our credit facilities and the one-year anniversary of board adoption of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

        The payments to our executives described above might constitute parachute payments under the internal revenue code and could be subject to excise tax. Such excise taxes could be triggered if a change in control were to occur by February 25, 2000, as defined by the internal revenue code, and all payments due the executives under their employment agreements were determined to be parachute payments. The employment agreements require us to reimburse our executives for any such excise taxes. The amount of gross-up excise tax payments due could be significant. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount. The compensation committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25th was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

        Pursuant to the terms of our executive officers' employment agreements, as amended on February 25, 2001, we made additional loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans are evidenced by promissory notes and secured by common stock. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at December 31, 2001, principal and interest, is $1,613,000.

        These loans mature at the earliest of the following times: (i) February 25, 2006; (ii) three years following termination of the borrower's employment with our company; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell such common stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrowers.

        This debt forgiveness of $2,847,000 plus income of $627,000 related to the accelerated vesting of 78,397 shares of restricted stock, 49,209 of which are held by Mr. Blair and 29,188 of which are held by Mr. Peters, at a value of $8.00 per share was recorded as compensation expense in the first quarter of 2001.

Results of Operations

Results of operations for the combined periods ended December 31, 2001 and for the year ended December 31, 2000

        As of the shareholder approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting; therefore, direct comparisons cannot be drawn between the results of operations for the combined periods in 2001 (January 1, 2001 to May 22, 2001 under the going concern basis and May 23, 2001 to December 31, 2001 under the liquidation basis of accounting) and for the year ended December 31, 2000 (going concern basis).

        For the years ended December 31, 2001, and December 31, 2000, we recognized $32,937,000 and $55,466,000, respectively, in revenue from the participating leases and from the participating mortgage receivable. The decrease in revenues of $22,529,000 or 40.6%, is primarily due to lost rental revenue of approximately $13,848,000 from the 26.0 golf courses that were sold in 2001. In addition, the borrower under the participating mortgage is in default, which resulted in lost interest income from the participating mortgage of approximately $2,275,000. We also experienced $6,516,000 in lost rental revenue from lessees that have defaulted under their participating leases and are currently in dispute proceedings (the most significant being the lessee at Sandpiper Golf Course) or courses which have been taken back by us through lease termination agreements. The operating revenue from the golf courses that we managed during 2001 was $4,892,000 which is netted against their direct operating expenses of $5,601,000 which resulted in a cumulative net loss for the period ended December 31, 2001 of approximately $700,000 due to transition costs such as unpaid property taxes. This net loss was included in general and administrative expenses. The remaining decrease is due to the decrease in straight-line rents of approximately $151,000 due to the adoption of the liquidation basis of accounting which required that we write-off all unamortized straight-line amounts and have included such amounts in the adjustment for the liquidation basis of accounting. These decreases are offset by net miscellaneous increases under the participating leases of approximately $261,000.

        Expenses totaled $18,477,000 and $88,926,000 for the years ended December 31, 2001, and December 31, 2000, respectively. The decrease of $70,449,000, or 80%, is primarily due to the adoption of the liquidation basis of accounting on May 22, 2001 combined with a 2000 non-cash impairment loss of $62,470,000 to write-down our assets to their estimated fair value in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards, or SFAS, No. 121 and No. 114. We also did not recognize depreciation expense on our assets after September 30, 2000 as substantially all of our assets were deemed to be held for sale. Depreciation expense of $18,294,000 was recognized in 2000 prior to September 30,2000. These decreases were offset by an increase of $7,908,000 of costs associated with the plan of liquidation and an increase of $2,407,000 in general and administrative expenses which was primarily due to legal fees incurred in pursuit of legal remedies for the defaults under our participating leases and the net loss on the transition of the managed courses.

        For the year ended December 31, 2001, interest expense was $14,742,000 compared to $18,816,000 for the year ended December 31, 2000. The decrease of $4,074,000 is due to the decrease of $53,785,000 in the average balance of outstanding debt for the four quarters of 2001 versus the average balance of outstanding debt for the four quarters of 2000 coupled with several decreases in the prime interest rate in 2001.

        Due to the adjustment for the liquidation basis of accounting of $36,109,000 that was recorded for the period May 23, 2001 to December 31, 2001, we reported a net loss for the year ended December 31, 2001 of $34,452,000. This compares to a net loss for the year ended December 31, 2000 of $32,744,000 which was due to the non-cash impairment loss of our assets aggregating $62,470,000 that was recorded over the third and fourth quarters of 2000. The diluted loss per share for the year ended December 31, 2000 was $4.28.

Results of operations for the years ended December 31, 2000 and December 31, 1999

        For the years ended December 31, 2000, and December 31, 1999, we recognized $55,466,000 and $55,777,000, respectively, in revenue from the participating leases and from the mortgage receivable. The decrease in revenues of $311,000, or less than 1%, is due to lost rental revenue from the lessees in default under their participating leases which totaled approximately $2,448,000; a decrease in straight-line rents of approximately $595,000; and a decrease in participating rent and/or participating mortgage interest of approximately $342,000; offset by minimum increases in rent (including additional rent on improvements at several golf courses that were acquired in prior years) of approximately $1,705,000;

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

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of the plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of December 31, 2001 is based on current contracts, estimates of sales values and the valuation analysis prepared by Houlihan Lokey. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of December 31, 2001. Further adjustments are included in the December 31, 2001 Consolidated Statement of Changes in Net Assets (liquidation basis) to reflect decreases in the carrying value of net assets summarized below. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units (excluding intra-Company holdings) outstanding at March 22, 2002 is 8,076,993. Of this amount, 365,380 common shares and/or OP units are pledged as collateral under a participating lease and/or a participating mortgage that is currently in default proceedings.

For period May 23, 2001 to December 31, 2001
Increase to reflect estimated net realizable values of certain golf courses	$30,987,000
Decrease to reflect estimated fair value of certain golf courses	(41,612,000)
Gain realized on disposal of certain golf courses	399,000
Reserve for estimated costs during the period of liquidation	(21,130,000)
Write-off of deferred debt costs	(1,224,000)
Write-off of unamortized initial issue discount on the Mortgage Note Receivable and certain golf courses	(3,529,000)

Adjustment to reflect the change to liquidation basis of accounting	$(36,109,000)

Lessee Defaults and Legal Proceedings

        We have a policy of acting promptly and aggressively on lessee defaults in accordance with the terms of the applicable participating lease, whether the defaults are of a monetary or non-monetary nature. When a lessee fails to pay its rent in accordance with the applicable participating lease, we, as landlord, may declare an event of default. For a description of the participating leases, and a list of types of defaults, see "Item 2—Properties—The Participating Leases—Events of Default" When we declare an event of default, the lessee has a 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the participating lease and under law. For a description of the events of default that were not cured within the 10-day period, see "Item 1—Business—Defaults in 2001" and "Item 3—Legal Proceedings."

Liquidity and Capital Resources

        As previously discussed, our ability to meet our obligations in the near term is contingent upon reaching an agreement with our lenders to extend our credit agreement. If we are able to extend the maturity of our credit agreement, we estimate that we will be able to pay our obligations pursuant to our current plan of liquidation; however, there can be no assurances on the outcome of such plan.

Cash flows for the combined periods ended December 31, 2001 and December 31, 2000

        Cash flow provided by operating activities for the year ended December 31, 2001 was $4,852,000 compared to $26,569,000 for the year ended December 31, 2000. This reflects the net loss for both years plus non-cash charges to income for the adjustment to liquidation basis of accounting in 2001, impairment loss recorded to adjust our assets to their estimated fair value in 2000, depreciation, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight line rents and interest, forgiveness of officer loans, increase in restricted cash and working capital changes. The significant decrease in cash flows from operating activities was primarily due to the lost revenue from the 26.0 golf courses sold in 2001 and from the golf courses that are in default under their participating leases.

        The decrease in other assets is primarily attributed to the decrease in rents receivable due to golf course sales in 2001, which is also the cause of the decrease in receivable from affiliates. The increase in restricted cash of $2,124,000 is due to an interest escrow account of $1,500,000 pursuant to our credit agreement of July 25, 2001 and additional funds of approximately $580,000, which represents the

Mystic Creek cash collateral in which Bank of America has a security interest, plus accrued interest on these amounts.

        Our investing activities provided approximately $140,650,000 in cash flow from the sale of 26.0 golf courses in 2001 offset by $1,700,000 used for golf course capital replacements primarily at Eagle Ridge and the Legends golf courses. Additionally, the net decrease in notes receivable of approximately $7,371,000 is primarily due to payments in connection with the sale of certain golf courses. This activity compared to 2000 golf course capital additions of approximately $3,590,000 offset by $1,028,000 in principal payments received on the note receivable for the parcel of land at the Sandpiper Golf Course that was sold in 1999 and a decrease in the participating mortgage notes receivable related to the Westin Innisbrook facility of $17,000. The 2000 golf course capital additions include improvements of $870,000 at Eagle Ridge, $627,000 at Cypress Creek, $751,000 in the replacement of assets at Cooks Creek that were destroyed by a fire in 1999, and $1,342,000 in aggregate improvements at other golf courses in our portfolio.

        During the year ended December 31, 2001, our financing activities netted to a use of cash of approximately $140,869,000. We repaid $107,231,000 of our outstanding debt under our credit agreement and paid off the principal balance of two notes payable totaling $22,050,000. In addition, we made new officer loans of $1,703,000, realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000, incurred $6,000 in other costs related to the issuance of stock, and paid dividends and minority partner distributions of $9,889,000. This compares to net cash used in financing activities of $23,471,000 in 2000. During 2000, we borrowed $2,000,000 under the unsecured line of credit, paid loan fees of $308,000 related to the extensions of the unsecured line of credit, made new officer loans of $261,000, paid principal payments on the note payable of $336,000, paid $31,000 in fees associated with the 1999 issuance of preferred stock and paid dividends and partner distributions of $22,176,000 net of a $45,000 equity adjustment for one partner. In addition, $2,425,000 in financing activities resulted from the redemption of OP unit collateral securing the lessees' performance under participating leases.

Cash flows for the combined periods ended December 31, 2000 and December 31, 1999

        Cash flow provided by operating activities for the year ended December 31, 2000 was $26,569,000 compared to $24,467,000 for the year ended December 31, 1999. This reflects a net loss plus non-cash charges to income for the impairment loss recorded to adjust our assets to their estimated fair value, depreciation, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight-line rents and interest, and working capital changes offset by reduced interest expense.

        Cash flows used in investing activities reflect the funding of golf course capital additions of approximately $3,590,000 offset by $1,028,000 in principal payments received on the note receivable for the parcel of land at the Sandpiper Golf Course that was sold in 1999 and a decrease in the participating mortgage notes receivable related to the Westin Innisbrook facility of $17,000. The golf course capital additions include improvements of $870,000 at Eagle Ridge, $627,000 at Cypress Creek, $751,000 in the replacement of assets at Cooks Creek that were destroyed by a fire in 1999, and $1,342,000 in aggregate improvements at other golf courses in our portfolio. In 1999, golf course acquisitions and capital additions were $15,371,000, which included the $3,300,000 acquisition of an additional nine holes at Northgate Country Club, the cash portion of the Metamora Golf Course purchase price of $5,000,000, $3,600,000 for improvements at Eagle Ridge and $3,500,000 in aggregate improvements at other golf courses. These outflows were offset by the receipt of the initial payment of $975,000 on the note receivable held by us from our disposition of a parcel of land adjacent to the Sandpiper Golf Course. Additionally, there was an increase of $94,000 in the participating mortgage notes receivable related to the Westin Innisbrook facility.

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

Credit Agreement

        We negotiated with the lenders under our previous credit facility and the line of credit on the terms of an amendment and restatement of those agreements. On July 25, 2001, we entered into an amended and restated credit agreement with those lenders. The credit agreement consolidated the balances outstanding under the original $200 million credit facility and the original $25 million line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default under the original credit facility and line of credit were waived by the lender or cured by us upon the closing of the credit agreement and the pending lawsuit was dismissed. The loans under the credit agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our golf course and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the base rate plus 1% per annum. Our obligations under the credit agreement is secured by substantially all of our real property assets and by certain mortgage notes held by us and our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the credit agreement. As of December 31, 2001, the aggregate principal amount of loans outstanding under the credit agreement is approximately $95,469,000. After consideration of the restricted cash which Bank of America has a first security interest of $2,124,000, the net balance outstanding is $93,345,000.

        The credit agreement limits our ability to sell real estate assets unless we receive net cash proceeds in excess of minimum amounts that are set forth in the credit agreement. The credit agreement contains a financial covenant regarding the minimum amount of cash rent that we receive. Non-financial covenants include maintenance of properties, requirements to insure the properties, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and mortgage notes, among others.

Commitments to Lessees

        Historically we leased our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable participating leases for an initial period of ten years with options allowing the lessee to extend the term of each lease up to six consecutive times for a period of five years each. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for reimbursement of capital expenditures approved by us. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. The aggregate commitment, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $617,000.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." FASB 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FASB 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have reviewed the provisions of FASB 144, and believes that upon adoption, the Statement will not have an effect on its financial statements because all of its assets are deemed to be held for sale and are carried at the estimated current liquidation value.

Inflation

        The participating leases generally provide for an initial term of 10 years from inception, with base rent and participating rent features. Base rent will increase by a base rent escalator for each year during the first five years of the term of each participating lease and for an additional five years if certain conditions are met. All of the participating leases are triple net leases requiring the lessees to pay for all maintenance and repair, insurance, utilities and services. The participating mortgage has a 5% increase in the base interest for up to five years, and an additional 3% for an additional five years if the performance option is exercised.

Seasonality

        The golf industry is seasonal in nature because of weather conditions and fewer available tee times in the rainy season and the winter months. The operator of each of the daily fee golf courses may vary greens fees based on changes in demand. We do not expect seasonal fluctuation in lessee revenues to have a significant impact on our operating result. Our participating leases are written to require base rent to be paid ratably throughout the year.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt, at December 31, 2001, subject to interest rate exposure is $95.5 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $239,000 annualized increase or decrease in interest expense and cash flows (see Note 9 to our Consolidated Financial Statements for additional debt information).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH OUR CERTIFIED PUBLIC ACCOUNTANT

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We are managed by a board of directors composed of six members, with the seventh seat currently vacant following Mr. Young's resignation after the closing of the Legends transaction. Four of our directors, who at all times have comprised a majority of the board, are independent of our management. The board also includes W. Bradley Blair II, who is our Chief Executive Officer and President, and Scott D. Peters, who is our Chief Financial Officer, Senior Vice President and Secretary.

        Larry D. Young resigned from our board on February 25, 2001. Mr. Young is the founder of Legends, the company that contributed seven of our ten original golf courses and leased those golf courses and 4.5 other golf courses from us. In connection with the plan of liquidation, we sold 6.5 of these golf courses to Legends. The other Legends participating leases were terminated and the subject golf courses were subsequently sold to third parties (or are being operated by us pending sale). Mr. Young recused himself from the board's deliberations regarding the Legends transaction. Mr. Young resigned from our board at our request after the board approved the Legends agreement.

        Set forth below is information about our current directors and executive officers:

Name	Age	Position	Year Elected to Board	Current Term Expires
W. Bradley Blair, II(1)	58	Chief Executive Officer, President and Chairman of the Board of Directors	1997	2002
Scott D. Peters	44	Chief Financial Officer, Senior Vice President and Secretary	1999	2004
Roy C. Chapman(1)(2)(3)	61	Independent Director	1997	2004
Raymond V. Jones(2)	54	Independent Director	1997	2002
Fred W. Reams(1)(3)	59	Independent Director	1997	2003
Edward L. Wax(2)(3)	65	Independent Director	1997	2003

(1)
Nominating committee member

(2)
Audit committee member

(3)
Compensation committee member

Biographical Information

        W. Bradley Blair, II is our Chief Executive Officer, President, and Chairman of the Board of Directors. From 1993 until our initial public offering, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm, specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

        Roy C. Chapman is an independent director. Mr. Chapman currently is the Chairman, Chief Executive Officer and principal stockholder of Human Capital Resources, Inc., which was formed to assist students to finance higher education. From 1987 until his retirement in February 1993, he was Chairman and Chief Executive Officer of Cache, Inc., the owner and operator of a nationwide chain of upscale women's apparel stores. He has served as the Chief Financial and Administrative Officer of

Brooks Fashion Stores and was a partner in the predecessor to the international accounting and consulting firm of PriceWaterhouseCoopers LLP. Mr. Chapman has also served as a member of the staff of the Division of Market Regulation of the Securities and Exchange Commission and acted as a consultant to the Special Task Force to Overhaul the Securities Investors Protection Act. Mr. Chapman earned a Bachelors in Business Administration degree from Pace University.

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

        Scott D. Peters is our Chief Financial Officer, Senior Vice President and Secretary. Mr. Peters was appointed by the Board to fill the vacancy created by Mr. Joseph's resignation in late 1999. A stockholder vote confirmed Mr. Peter's appointment at the 2000 annual meeting and re-elected him to a three-year term at the 2001 annual meeting. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master-planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. Mr. Peters became a Certified Public Accountant and worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

        Fred W. Reams is an Independent Director. Since 1981 Mr. Reams has served as the President of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. Reams Asset Management Company employs a staff of 45 persons and manages approximately $16 billion in assets. In addition, Mr. Reams has served as President of the Board of Directors of the Otter Creek Golf Course since 1981. Otter Creek, located in Indiana and rated in the top 25 public courses by Golf Digest in 1990, recently expanded to 27 holes and has hosted several noteworthy tournaments, including multiple U.S. Open and U.S. Senior Open Qualifiers, four American Junior Golf Association Championships, The National Public Links Championship and over 20 state amateur championships. Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

        Edward L. Wax is an Independent Director. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax's employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the Board of Directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Committees

        Audit Committee.    The board of directors has established an audit committee consisting of three independent directors. Mr. Jones is currently the chairman of the audit committee. The audit committee's role is to make recommendations concerning the engagement of independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company's internal accounting controls. The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements in this annual report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. While financially literate under the applicable AMEX rules, the members of the audit committee are not professionally engaged in the practices of accounting or auditing and are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the audit committee rely without independent verification on the information provided to them and on the representations made by management and BDO Seidman, LLP. Accordingly, the audit committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The audit committee's reviews, considerations and discussions do not assure that BDO Seidman's audit of our financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that our public accountants are in fact "independent."

        Compensation Committee.    The board of directors has established a compensation committee to determine compensation, including determining awards under our stock incentive plans, for our company's officers. The compensation committee consists of three independent directors. The current chairman is Mr. Chapman.

        Nominating Committee.    The board of directors has established a nominating committee to nominate individuals for elections to the board of directors. The nominating committee consists of two independent directors and Mr. Blair. The current chairman is Mr. Blair. The nominating committee will consider nominees recommended by security holders. (A stockholder wishing to recommend a nominee should contact our corporate secretary, Scott D. Peters at (843) 723-4653).

        Other Committees.    The board of directors may, from time to time, form other committees as circumstances warrant. Such committees will have such authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law. During 2001, the Board had two such committees, the strategic alternatives working committee, comprised of Messrs. Blair and Wax, which was created to work with our financial advisor, and an independent committee, composed of the four independent directors, which was created to review and make a recommendation regarding the Legends transaction and agreement.

Director Compensation

        We pay our independent directors fees for their services as directors. Independent directors receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically) and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. On the first four anniversaries of our initial public offering, the four independent directors receive automatic annual grants of options to purchase 5,000 shares of our common stock at the stock's fair market value on the date of grant. Upon the fourth such grant, the shares available under our non-employee directors stock option plan were exhausted.

Directors and Officers Insurance

        We maintain directors and officers liability insurance. Directors and officers liability insurance insures our officers and directors from any claim arising out of an alleged wrongful act by such persons while acting in their capacity as officers or directors of our company and also insures us, to the extent that we have indemnified the directors and officers for such loss.

Indemnification

        Our charter provides that we shall indemnify our officers and directors against certain liabilities to the fullest extent permitted under applicable law. Our charter also provides that our directors and officers be exculpated from monetary damages, to the fullest extent permitted under applicable law.

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

        Based solely on review of copies of those reports required by Section 16(a) and filed by or on behalf of our officers and directors or written representations that no such reports were required, we believe that during 2001 all of our officers and directors and stockholders owning greater that 10% of our common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

        We currently have two executive officers, Mr. Blair and Mr. Peters. The following table sets forth 1999, 2000 and 2001 annual and long-term compensation to our executive officers:

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other annual compensation		Restricted Stock Awards(2)		Securities Underlying Options(3)
W. Bradley Blair, II Chief Executive Officer, President and Chairman of the Board	2001 2000 1999	$359,583 338,910 330,000	— — 247,500	$3,397,645 — —	(6)	$	— — 603,400	— — 85,000	(4) (4) (4)
Scott D. Peters Chief Financial Officer, Senior Vice President and Secretary	2001 2000 1999	197,826 180,752 176,000	— — 132,000	1,544,039 — —	(6)	$	— — 344,800	— — 60,000	(5) (5) (5)

(1)
Listed bonuses for each year include performance related bonuses earned in that year but paid in the following year. Not included in these amounts are car allowances paid to Messrs. Blair and Peters, in the amounts of $12,000 per year and $7,200 per year, respectively.

(2)
On March 10, 1999, pursuant to the 1998 stock-based incentive plan, Messrs. Blair and Peters were awarded 20,000 and 14,000 shares of restricted stock, respectively, for the shares' par value when the stock price was $22.75. Such shares will vest in five equal annual installments on the anniversary of the date of grant. On January 30, 2000, pursuant to the 1998 stock-based incentive plan, Messrs. Blair and Peters were awarded 35,000 and 20,000 shares of restricted stock, respectively, for the shares par value when the stock price was $17.25. Such shares will vest in three equal annual installments on the anniversary of the date of the grant. Vesting of all restricted stock grants generally is contingent upon each named executive's continued employment with us, but is subject to acceleration upon termination without cause, changes of control and other events defined in such executive's employment agreement and in the award. The compensation committee accelerated the 1999 vesting of 2,865 and 1,433 shares, which were granted between September 19, 1997 and January 4, 1999 for Messrs. Blair and Peters, respectively. The amounts shown are the fair market value of the entire award (regardless of vesting) on the date of grant (based on the closing price on the date of grant), less the purchase price paid by each named executive. Under the applicable option plan, dividends are payable on all restricted stock awards prior to vesting. On February 25, 2001, all of Messrs. Blair and Peters' restricted stock vested pursuant to their amended employment agreements, upon board approval of the plan of liquidation.

(3)
Listed options for 1999 include option grants made on January 30, 2000 in respect of the named executive's performance in 1999.

(4)
On January 30, 2000, Mr. Blair was granted options to purchase 85,000 shares at $17.25 per share. This grant vests in three equal annual installments beginning one year from the date of grant, subject to the same acceleration provisions mentioned above. On February 25, 2001, all of Mr. Blair's options vested pursuant to his amended employment agreement, upon board approval of the plan of liquidation. As of December 31, 2001, none of these options were in the money.

(5)
On January 30, 2000, Mr. Peters was granted options to purchase 60,000 shares at $17.25 per share. This grant vests in three equal annual installments beginning one year from the date of grant, subject to the same acceleration provisions mentioned above. On February 25, 2001, all of Mr. Peter's options vested pursuant to his amended employment agreement, upon board approval of the plan of liquidation. As of December 31, 2001, none of these options were in the money.

(6)
We entered into written employment agreements with W. Bradley Blair, II, and Scott D. Peters at the time of our initial public offering, which have been amended since then, most recently as of February 25, 2001. The amended employment agreements provide that when the stockholders adopt a plan of liquidation, the executives are no longer eligible for further stock-based awards or performance bonuses. Instead, they received a retention bonus upon the effective date of the amended employment agreements equal to $1,233,907 for Mr. Blair and $660,921 for Mr. Peters, as well as accelerated vesting of all previously granted stock-based compensation. Such acceleration occurred on February 25, 2001 and such payments were made shortly thereafter. In addition, on that date, as a result of board adoption of the plan of liquidation, all of our outstanding loans to our executives, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, were forgiven pursuant to the terms of their existing promissory notes, see "Certain Relationships and Related Transactions—Indebtedness of Management."

Option Grants for Last Fiscal Year

        The following table sets forth the stock options granted to each of the executive officers named in the above Summary Compensation Table in fiscal year 2001 (excluding grants made in 2001 in respect of the executives' performance in fiscal year 2000):

2000 Option Grants

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Individual Grants
	Number of Securities Underlying Options Granted	Percent of Total Options Granted in Fiscal 2000
Name			Exercise Price	Expiration Date
					5%	10%
W. Bradley Blair, II	—	—	—	—	—	—
Scott D. Peters	—	—	—	—	—	—

Option Exercises in 2001 and Year-End Option Values

        The following table shows that there were no option exercises during the fiscal year ended December 31, 2001 by any of our executive officers and it describes the exercisable and unexercisable options held by them as of December 31, 2001. The value of unexercised in-the-money options at December 31, 2001 is based on a value of $4.64 per share, the prior closing price of our common stock on the American Stock Exchange on December 31, 2001.

2001 Option Exercises Year-End Holdings

	Number of Securities Underlying Unexercised Options at December 31, 2001
					Value of Unexercised In-The-Money Options at December 31, 2001(1)
Name	Shares Acquired on Exercise	Value Received
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Bradley Blair, II	—	—	640,000	—	—	—
Scott D. Peters	—	—	285,000	—	—	—

(1)
None of the options included in the table above were in-the-money on December 31, 2001.

Employment Agreements

        We entered into written employment agreements with W. Bradley Blair, II, and Scott D. Peters at the time of our initial public offering, which have been amended since then, most recently as of February 25, 2001, prior to our board's adoption of the plan of liquidation. The amended and restated employment agreements of Messrs. Blair and Peters, as currently in effect, were filed as exhibits to our current report on Form 8-K, filed March 12, 2001. They include the following provisions.

        Salary.    The amended employment agreements provide for an annual base salary of $360,000 for Mr. Blair and $200,000 for Mr. Peters in 2001, with automatic annual cost of living increases based on the increase, if any, in the consumer price index.

        Bonuses.    Under the amended employment agreements, the executives' right to normal performance bonuses and stock-based awards terminated upon stockholder approval of the plan of liquidation. Instead, the amended employment contracts provide for the following bonuses:

  •
  Retention Bonuses and Forgiveness of Indebtedness Concurrent with Board Adoption of the Plan of Liquidation.  In recognition of services rendered by the executives (including, without limitation, services rendered in creating the plan of liquidation, negotiating the agreements with Legends and our Series A preferred stock holder, and seeking to achieve resolutions of various issues with our lenders), pursuant to their amended employment agreements Messrs. Blair and Peters became entitled to cash bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services, their options and restricted stock awards immediately vested in full at that time (however, all of the options are at the present time "out of the money"). Pursuant to the terms of their existing promissory notes, which were not modified, the executives' debt to us, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, was automatically forgiven upon board adoption of the plan of liquidation on February 25, 2001.

  •
  Performance Related Milestone Payments.  The amended employment agreements provide that Messrs. Blair and Peters will be entitled to the additional cash bonuses shown below, upon our achievement of the stated milestones.

	Payment*
Performance Milestone
	Blair	Peters
Stockholder approval of plan of liquidation (which has occurred) and repayment of all our debt**	$1,645,210	$881,228
Later of (a) repayment of all our debt** and (b) February 25, 2002, which is 12 months after board approval of the plan of liquidation	$1,233,907	$660,921

*
Plus interest from the date of stockholder approval of the plan if liquidation.

**
Including debt of our operating partnership but excluding routine trade creditor debt not yet due and excluding debt that we have agreed to keep outstanding for the benefit of limited partners.

        Because of the way in which the performance milestones are defined, the entire performance bonus will be payable to each executive in one lump sum upon the repayment of all of our debt (including debt of our operating partnership, but excluding routine trade creditor debt not yet due and excluding debt that we have agreed to keep outstanding for the benefit of limited partners).

        Term.    Following stockholder approval of the plan of liquidation, the board has the right, upon 45 days notice, to terminate either executive with or without good reason following the later of (1) 18 months after board approval of the plan of liquidation, or (2) the date of the last milestone payment. We would have "good reason" to terminate an executive's employment if he engaged in gross negligence, willful misconduct, fraud or material breach of his amended employment agreement. Each executive would have "good cause" to resign in the event of any material reduction in his compensation or benefits, material breach or material default by us under the applicable amended employment agreement or following a change in control of our company. If an executive resigns for "good cause," the executive will have the right to any remaining milestone payments, and the severance payments otherwise payable will be reduced by the amount of the executive's retention bonus and any milestone bonus previously paid to the executive. Subject to such reduction, the severance payment would be equal to the executive's base salary on the date of termination plus bonus, with the bonus equal to the executive's average annual bonus for the years 1997 through 1999. The severance payments would be made for either the balance of the employment term or three years, whichever is longer.

        Extension of Non-Recourse Tax Loans Secured by Stock.    Upon each non-cash benefit payment (i.e., debt forgiveness and stock award acceleration) occurring concurrently with the board's adoption of the plan of liquidation, our executives incurred tax liability, but were unable to fund such liability by selling their common stock because of federal securities law restrictions and other concerns. Pursuant to the amended employment agreements, we extended to each executive a non-recourse loan in the amount necessary to cover such personal income tax liability. On the date it was made, each loan was secured by a number of shares of stock with a then-current market value equal to the amount of the loan. Interest accrues at the applicable federal rate and is added to principal. Any distributions on the pledged shares prior to maturity is applied to loan service. Each executive has the right, prior to maturity, if the loan is then over-secured, to sell the pledged stock on the open market, provided that the proceeds are first applied to outstanding principal and interest on the loan.

Covenants Not to Compete

        In their amended employment agreements, Messrs. Blair and Peters each agreed to devote substantially all of their time to our business and not to engage in any competitive businesses. They also agreed not to compete directly with us or in a business similar to our's during their employment. However, Mr. Blair may continue to invest with Mr. Young and his affiliates in certain residential real estate developments and resort operations. Mr. Joseph, our former Executive Vice President and Director of Acquisitions resigned from our company as of October 31, 1999 and executed a new covenant not to compete with us, as a part of his separation agreement, which expired on February 7, 2002.

Change of Control Agreements

        The amended employment agreements of Messrs. Blair and Peters provide that each executive will have good cause to resign upon a change of control and, in that case, all of the executive's stock options and restricted stock would vest in full and the executive would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the plan of liquidation, as described under "—Employment Agreements," above. Our executives' amended employment agreements provide that if any payment by or on behalf of our company or our operating partnership to either executive qualifies as an excess parachute payment under the tax code, we shall make additional payments in cash to the executive (so called gross-up payments) so that the executive is put in the same after-tax position as he would have been had no excise tax been imposed by the tax code.

        The separation agreement between us and our former Executive Vice President and Director of Acquisitions, David Dick Joseph, provided that his remaining shares of restricted stock would vest upon a change of control of our company. It also provided that his outstanding promissory notes to us would become non-recourse upon a change of control. This agreement defined change of control to include board adoption of a plan of liquidation. Accordingly, upon our board's adoption of the plan of liquidation on February 25, 2001, Mr. Joseph's remaining 12,500 shares of restricted stock vested and his promissory notes, in the outstanding amount of $775,224 on that date, became non-recourse. Due to the fact that these promissory notes became non-recourse, we did not expect Mr. Joseph to repay the principal value of the notes and deemed them uncollectible and charged it as an expense in the first quarter of 2001. The 36,452 shares collateralizing these notes were cancelled on June 20, 2001.

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2001, our compensation committee members were Roy C. Chapman, Fred W. Reams and Edward L. Wax. None of the members of our compensation committee was at any time since our formation an officer or employee of our company. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Report Of The Compensation Committee On Executive Compensation

        The following report describes our executive officers' compensation for the 2001 fiscal year and describes recent changes to the executives' compensation arrangements.

        Responsibilities of the Company's Compensation Committee.    Our executive compensation program is administered under the direction of the compensation committee of our board of directors, which is comprised of three independent directors. The specific responsibilities of the compensation committee are to:

  1.
  administer our executive compensation program;

  2.
  review and approve compensation awarded to the executive officers pursuant to the executive compensation program;

  3.
  monitor our performance in relation to the performance of the executive officers;

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

        Philosophy of the Compensation Committee.    The philosophy of the compensation committee as reflected in the specific compensation plans included in the executive compensation program is to:

  1.
  retain and reward experienced, highly motivated executive officers who are capable of effectively leading our liquidation of the company pursuant to the plan of liquidation; and

  2.
  reward and encourage executive officer activity that results in enhanced value for stockholders pursuant to the plan of liquidation.

        Elements of Compensation.    The compensation committee believes that the above philosophy can best be implemented through two separate components of executive compensation with each component designed to reward different performance goals, yet have the two components work together to satisfy the ultimate goal of enhancing stockholder value in the context of the plan of liquidation. The two elements of executive compensation are:

  1.
  salary, which compensates the executive for performing the basic job description through the performance of assigned responsibilities; and

  2.
  cash bonuses, which reward the executive for commendable performance of special designated tasks or outstanding performance of assigned responsibilities during the fiscal year pertaining to the plan of liquidation exceeding the compensation committee's expectations.

        These elements for year 2001 are discussed next.

        Base Salary.    As required by their amended employment agreements, the base salaries of Messrs. Blair and Peters were increased for year 2001 over 2000 by the rise in the consumer price index as a cost of living adjustment.

        Cash Bonuses.    During early 2001, the compensation committee undertook its planning responsibilities in a context which differed from prior years. Notable differences included the ongoing strategic alternatives analysis process, and extrinsic factors such as the eroding golf course industry economics, the continued constriction on capital availability to us and the continuing problems being realized by the small-cap, triple net lease sector of the REIT community. These factors presented a challenge to the compensation committee as it sought to balance the objectives of fair compensation in the face of an eroding stock price, particularly in the context of the need for management continuity with respect to the strategic alternatives analysis process and the plan of liquidation.

        When the Board was nearing a conclusion that it might adopt a plan of liquidation for submission to the stockholders, the compensation committee determined that modifications to Messrs. Blair and Peters' employment agreements should be made. In particular, the compensation committee believed that the change of control definition, which had been in place in their original employment agreements executed in February 1997 (the time of our initial public offering), should be modified for the benefit of stockholders in the context of the possible Board adoption of a plan of liquidation.

        Under the amended employment agreements, the executives' right to performance bonuses and stock-based awards terminated upon stockholder approval of the plan of liquidation. The amended employment agreements provided for a retention bonus, which was paid when our board adopted the plan of liquidation, and two performance milestone bonuses to be paid if and when the remaining milestones were met. The performance milestones are as follows:

  •
  Stockholder Approval of the Plan of Liquidation.  At the time the amended employment agreements were being negotiated, it was unclear whether stockholders would approve or disapprove the plan of liquidation, even though the Board had unanimously concluded that the plan was likely to best maximize stockholder value when compared to other strategic alternatives. Accordingly, we included this milestone in order to align the interests of our executives with those of stockholders.

  •
  Continued Employment with the Company for 12 Months following Board Approval of the Plan of Liquidation.  At the time the amended employment agreements were being negotiated, we believed retention of our executives was important since it would be difficult to recruit qualified replacements to direct the company during the process of liquidation. Moreover, we expected that any management replacements would not possess our existing executives' depth of knowledge and experience regarding our golf course properties, vendors, lenders, lessees, and related documents, which we concluded would make management replacements less effective in executing the plan of liquidation. During the negotiation of the amended employment agreements, our executives rejected a proposal that the milestone payment should be payable upon the substantial completion of the plan of liquidation. At that time, we expected to complete the plan of liquidation in not less than 12 months. Accordingly, we agreed to define this performance milestone as continued employment for 12 months following board approval of the plan of liquidation.

  •
  Repayment of all Company Debt.  At the time we negotiated the amended employment agreements, our lenders were alleging that we were in default under our credit agreements with them. We believed that including debt repayment as a condition of each of the other milestones would be a significant factor in persuading the banks to renegotiate and extend our credit facility. Accordingly, we included repayment of all of our debt as a condition to each of the above milestone payments. (company debt is defined to include debt of our operating partnership, but to exclude routine trade creditor debt not yet due and exclude debt that we have agreed to keep outstanding for the benefit of limited partners.)

        With the economic downturn, our implementation of the plan of liquidation is still ongoing. Accordingly, both milestone bonus payments will now be payable upon the repayment of all of our debt. Such repayment is likely to occur within the next 12 months. As a result, we face the risks that one or both of our senior executives might resign following such milestone payments, even though the plan of liquidation will not have been completed. Both of our senior executives have common stock in the company which, along with their existing base compensation structure, may motivate them to remain in our employment through the completion of the plan of liquidation; however, we cannot assure that result. If they were to resign, we would likely hire replacements. The cost to us of hiring a replacement will likely depend upon the experience and skills required of such an individual in light of our financial condition, the assets remaining, and the issues remaining outstanding at that time. At that time, the complexities of implementing the plan of liquidation might be materially reduced. The compensation committee will continue to evaluate all alternatives available to it.

Respectfully submitted,
By:	The Compensation Committee
Members:	Roy C. Chapman Fred W. Reams Edward L. Wax

Stock Performance Graph

        The following graph charts our common stock price since our inception in February 1997 compared to both the Standard & Poor's (S&P) 500 Index and the National Associate of Real Estate Investment Trusts Index, or NAREIT. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GOLF TRUST OF AMERICA, INC.,
S&P 500 INDEX AND NAREIT INDEX

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table describes, as of March 22, 2002, the beneficial ownership of common stock and common OP units held by each of our directors, by each of our executive officers, by all of our directors and executive officers as a group and by each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. This table shows beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within 60 days. However, for the sake of clarity, the table does not report beneficial ownership of OP units as beneficial ownership of common stock (even though all OP units are currently convertible into common stock) but instead, reports holdings of stock and OP units separately. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401.

					Common OP units
	Common stock
						Percentage interest in operating partnership(2)
Name of beneficial owner	Number of shares of common stock		Percentage of shares of common stock outstanding(1)		Number of OP units
W. Bradley Blair, II	808,932	(3)	9.61%		12,500	*
Scott D. Peters	340,625	(4)	4.22%		—	—
Roy C. Chapman	25,500	(5)	*		—	—
Raymond V. Jones	26,000	(5)	*		—	—
Fred W. Reams	25,000	(5)	*		—	—
Edward L. Wax	26,250	(5)	*		—	—
Directors and officers as a group (6 persons)	1,252,307	(6)	14.23%		12,500	*
AEW Capital Management, L.P.	961,704	(7)	11.00	%(8)	—	—
FMR Corp.	1,059,300	(9)	13.62%		—	—
Tanus Corporation	672,700	(10)	8.65%		—	—

*
Less than 1%

(1)
Based on 7,778,103 shares of common stock outstanding. In accordance with SEC rules, each person's percentage interest is calculated by dividing such person's beneficially owned shares by the sum of the total number of common shares outstanding plus the number of shares such person has the right to acquire (including, for example, upon exercise of vested options, but excluding upon conversion of the separately shown OP units) within 60 days of March 22, 2002.

(2)
Based on 8,076,993 common OP units outstanding (including the 7,778,103 common OP units held by GTA's subsidiaries). Under the operating partnership agreement, the holders of OP units (other than GTA's subsidiaries) have the right to tender them for redemption at any time. Upon such a tender, either the operating partnership must redeem the OP units for cash or GTA must acquire the OP units for shares of common stock, on a one-for-one basis.

(3)
Mr. Blair's beneficial ownership includes options to purchase 640,000 shares of common stock, all of which have vested and are exercisable as of March 22, 2002; however, none of these options were in the money as of this date.

(4)
Mr. Peters' beneficial ownership includes options to purchase 285,000 shares of common stock, all of which have vested and are exercisable as of March 22, 2002; however, none of these options were in the money as of this date.

(5)
Includes options to purchase 25,000 shares of our common stock.

(6)
Includes options to purchase 1,025,000 shares of common stock, all of which have vested and are exercisable as of March 22, 2002.

(7)
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

(8)
In order to preserve our REIT status, among other reasons, our charter limits the number of our shares that may be owned by a single person or group, as defined under federal securities laws, to 9.8% of each class of outstanding equity. We refer to this restriction as our ownership limit. However, in cases where violation of the ownership limit would not jeopardize our REIT status, our charter allows our board to grant a waiver of the ownership limit. In connection with AEW's investment in our Series A preferred stock, we granted them a limited waiver from the ownership limit on April 2, 1999.

(9)
FMR Corp.'s address is 82 Devonshire Street, Boston, MA 02109. FMR Corp. reports that it has sole power to vote or to direct the vote: of 740,300 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 1,059,300 shares and shared power to dispose or to direct the disposition of 0 shares (but see note 10, below). Information about FMR Corp. is included in reliance on the Schedule 13G filed with the SEC on February 14, 2002 by FMR Corp.

(10)
Tanus Corporation's address is 31 West 52nd Street, New York, NY 10019. Tanus Corporation has sole power to vote and sole power to dispose of all of these shares. Information about Tanus Corporation is included in reliance on the Schedule 13G filed with the SEC on February 14, 2002 by Tanus Corporation.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Legends and Mr. Larry D. Young

        Mr. Larry D. Young was a director of our company until February 25, 2001 and is the majority owner of Legends. Legends leased 12.5 golf courses from us. On February 25, 2001, in connection with our proposed plan of liquidation, we entered into a sale agreement with Legends to sell those golf courses to Legends. Total consideration payable by Legends was valued at $112.9 million, consisting of cash, redemption of Legends' operating partnership units and up to a $5 million secured promissory note from Legends. In addition, single purpose affiliates of Legends would be released from their obligations to repay us limited recourse working capital loans, other than interest accrued through the closing of the sale agreement, in the amount of approximately $6.6 million. We had the right to terminate the sale if the stockholders did not approve the plan of liquidation. We were permitted to accept superior offers for these golf courses (other than the five Myrtle Beach courses) upon payment of a break-up fee to Legends. The sale was also subject to customary closing conditions. On March 6, 2001, Legends notified us that it intended to terminate its obligation to purchase the Bonaventure Country Club as a result of alleged environmental and title problems. We disputed Legends' ability to terminate its obligation to purchase that golf course. This dispute was settled through arbitration on November 30, 2001; Legends prevailed on it's claim allowing it to terminate its obligation to purchase the Bonaventure Country Club. The sale agreement was included as an exhibit to our current report on Form 8-K, filed March 14, 2001.

        On July 31, 2001, we closed on the sale of 6.5 golf courses to Legends, including the Myrtle Beach courses, for $89.4 million, consisting of cash and a redemption of 3.7 million shares/OP units valued at $44.7 million. In addition, single purpose affiliates of Legends were released from their obligation to repay limited recourse working capital loans in the amount of approximately $6.6 million. Prior to July 31, 2001, we accepted superior offers on 4.0 courses and closed on the sale of 3.0 of the other 6.0 golf courses that were originally subject to the Legends purchase agreement. As described above, Legends' obligation to purchase the 2.0 Bonaventure Resort Courses was terminated and the superior offer on Black Bear Golf Club did not close. We currently manage these 3.0 golf courses.

        Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's deliberation and decision to approve the sale of golf courses to Legends. In order to avoid such a conflict, our board created a special committee, consisting of all four of our independent directors, to review the Legends transaction. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve the transaction. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends transaction or agreement, and he recused himself from all board discussions after September 27, 2000. On a single occasion, Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among our company, Legends and Legends' lenders were protracted and did not result in a signed purchase agreement until February 25, 2001. The purchase agreement signed on February 25, 2001 is dated as of February 14, 2001 and is effective as of the earlier date. Mr. Young resigned from our board after the Legends agreement was approved on February 25, 2001.

Indebtedness of Management

        The compensation committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements and to assist them to acquire our common stock on the open market. At December 31, 2000 Mr. Blair owed us a total of $2,082,000 at a weighted average annual interest rate of 5.45% and Mr. Peters owed us a total of $643,000 at a weighted average annual interest rate of 5.35%. These loans, plus additional loans totaling $100,000 ($65,000 to Mr. Blair and $35,000 to Mr. Peters) for the income tax liability related to the annual vesting of restricted stock that occured on January 1, 2001 and January 30, 2001, were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

        Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, we made new loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to our company that occurred on such date. These new loans are evidenced by promissory notes and secured by our executive's common stock. Interest accrues on these loans at an annual rate of 5.06% (the applicable federal rate on the date of the loan) and is due at maturity, The outstanding balance of these loans at December 31, 2001, principal and interest, is $1,613,000. These loans mature at the earliest of the following times: (i) February 25, 2006; (ii) three years following termination of the borrower's employment with our company; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the borrowers.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

        The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page F-1.

Exhibits

        The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index that follows the financial statements.

Reports On Form 8-K

        We did not file any current reports on Form 8-K during the fourth quarter of 2001.

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

        Among many other examples, the following statements are examples of the forward-looking statements in this document:

  •
  all statements regarding the amount of any liquidating distributions to be received by common stockholders and the timing thereof, whether attributed to our board, our executives or our financial advisors;

  •
  all statements regarding future dividend rates;

  •
  all statements regarding future lessee defaults and evictions;

  •
  all statements regarding when and for what price we might decide to dispose of our interest in the participating mortgage;

  •
  all statements regarding our ability to continue to qualify as a REIT;

  •
  all statements regarding how our board will interpret and comply with the terms of the plan of liquidation;

  •
  all statements regarding how and under what circumstances we would transfer our assets to a liquidating trust;

  •
  all statements regarding the timing of golf course dispositions and the sales price we will receive for assets that are or are not currently subject to binding sale agreements or letters of intent;

  •
  all statements regarding the prospect that our lender may extend the term of our credit facility;

  •
  all statements regarding the likely outcome of any litigation;

  •
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

        Our actual results, performance or achievements may differ materially from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements. Among the factors that could cause such a difference are:

  •
  uncertainties relating to our asset portfolio;

  •
  uncertainties relating to our operations;

  •
  uncertainties relating to the implementation of our liquidation strategy;

  •
  uncertainties relating to domestic and international economic and political conditions;

  •
  uncertainties regarding the impact of regulations, changes in government policy and industry competition; and

  •
  other risks detailed from time to time in our reports filed with the SEC. Please refer to our SEC filings for a description of such factors.

        For a fuller discussion of many of these important factors, please refer to risk factors under the caption "Management's Discussion and Analysis—Risks that Might Delay or Reduce our Liquidating Distributions." Those risk factors, together with the other cautionary statements contained or referred to in this annual report should, be considered in connection with any subsequent written or oral forward-looking statements that might be issued by us or persons acting on our behalf. Except for our ongoing obligations to disclose certain information as required by the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Golf Trust of America, Inc.
Report of Management	F-2
Report of Independent Certified Public Accountants	F-3
Consolidated Statement of Net Assets as of December 31, 2001 (Liquidation Basis) and Consolidated Balance Sheet as of December 31, 2000 (Going Concern Basis)	F-4
Consolidated Statements of Loss for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) Changes in Net Assets for the Period May 23, 2001 to December 31, 2001 (Liquidation Basis) and Income (Loss) for the Years Ended December 31, 2000 and 1999 (Going Concern Basis)	F-5
Consolidated Statements of Stockholders' Equity for the period January 1, 2001 to May 22, 2001 (Going Concern Basis) and for the Years Ended December 31, 2000 and 1999 (Going Concern Basis)	F-6
Consolidated Statements of Cash Flows for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to December 31, 2001 (Liquidation Basis) and for the Years Ended December 31, 2000 and 1999 (Going Concern Basis)	F-7
Notes to Consolidated Financial Statements	F-8
Golf Trust of America, Inc. 1998 Employee Stock Purchase Plan
Report of Independent Certified Public Accountants	F-31
Statement of Financial Condition as of May 22, 2001 and December 31, 2000	F-32
Statement of Changes in Net Assets for the Period January 1, 2001 to May 22, 2001 and the Years Ended December 31, 2000 and 1999	F-33
Notes to Financial Statements	F-34
Consolidated Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation	S-1
Schedule IV—Mortgage Loans on Real Estate	S-2

REPORT OF MANAGEMENT

         To the Directors and Stockholders of Golf Trust of America, Inc.:

        The consolidated financial statements and other financial information of Golf Trust of America, Inc. in this report were prepared by management and management is responsible for their contents. The financial statements reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

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

March 22, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         To the Directors and Stockholders
Golf Trust of America, Inc.

        We have audited the accompanying consolidated balance sheet of Golf Trust of America, Inc. and subsidiaries as of December 31, 2000 the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000, and the statements of operations, stockholders' equity, and cash flows for the period from January 1, 2001 to May 22, 2001. In addition, we have audited the statement of net assets (liquidation basis) as of December 31, 2001, and the related statements of changes in net assets and cash flows (liquidation basis) for the period from May 23, 2001 to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 to the financial statements, the stockholders of Golf Trust of America, Inc. approved a plan of liquidation on May 22, 2001, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to May 22, 2001 from the going-concern basis to a liquidation basis. Additionally, as described in Note 1, the Company's current plan of liquidation is subject to agreement by the Company's lenders to extend the maturity date on outstanding amounts due under the credit agreement.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. and subsidiaries at December 31, 2001, the results of their operations and their cash flows each of the two years in the period ended December 31, 2000 and for the period from January 1, 2001 to May 22, 2001, their net assets (liquidation basis) as of December 31, 2001, and the changes in their net assets (liquidation basis) for the period from May 23, 2001 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

Charlotte, North Carolina                                                                                        BDO Seidman, LLP
March 22, 2002

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENT OF NET ASSETS
AS OF DECEMBER 31, 2001 (LIQUIDATION BASIS)
AND CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2000 (GOING CONCERN BASIS)
(in thousands, except per share amounts)

	December 31,
	2001	2000
ASSETS
Real estate and mortgage note receivable—net	$—	$335,351
Real estate and mortgage note receivable—held for sale	175,267	—
Cash and cash equivalents	14,762	4,458
Restricted cash	2,124	—
Receivable from affiliates	—	1,693
Receivables—net	5,441	16,358
Other assets	567	2,021

Total assets	198,161	359,881

LIABILITIES
Debt	95,469	224,750
Accounts payable and other liabilities	4,768	4,317
Dividends payable	925	3,680
Reserve for estimated costs during the period of liquidation	16,060	—

Total liabilities	117,222	232,747
Commitments and Contingencies
Minority interest	—	45,061
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	—
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	—	20,000
Common stock, $.01 par value, 90,000,000 shares authorized, 8,155,533 shares issued and outstanding	—	82
Additional paid-in capital	—	130,288
Dividends in excess of accumulated earnings	—	(55,053)
Unamortized restricted stock compensation	—	(1,544)
Note receivable from stock sale	—	(8,975)
Loans to officers	—	(2,725)

Stockholders' equity	—	82,073

Total liabilities and stockholders' equity	—	$359,881

Total liabilities and preferred stock	137,222

NET ASSETS IN LIQUIDATION(available to holders of common stock and OP unit holders)	$60,939

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF LOSS

FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001
(GOING CONCERN BASIS) CHANGES IN NET ASSETS
FOR THE PERIOD MAY 23, 2001 TO DECEMBER 31, 2001
(LIQUIDATION BASIS) AND INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (GOING CONCERN BASIS)
(in thousands, except per share data)

	Period 1/1/01 to 5/22/01 (Going Concern Basis)			Year End December 31,
		Period 5/23/01 to 12/31/01 (Liquidation Basis)
			Combined(1) 2001
				2000	1999
Revenues
Rent from affiliates	$6,539	$3,527	$10,066	$18,733	$15,041
Rent	8,458	7,636	16,094	27,681	31,630
Mortgage interest	3,651	3,126	6,777	9,052	9,106

Total revenues	18,648	14,289	32,937	55,466	55,777

Expenses:
General and administrative	5,630	4,939	10,569	8,162	6,098
Cost associated with plan of liquidation	7,908	—	7,908	—	—
Impairment loss	—	—	—	62,470	—
Depreciation and amortization	—	—	—	18,294	17,299

Total expenses	13,538	4,939	18,477	88,926	23,397

Operating income(loss)	5,110	9,350	14,460	(33,460)	32,380

Other income (expense):
Interest income	625	504	1,129	2,285	1,480
Interest expense	(7,920)	(6,822)	(14,742)	(18,816)	(15,603)
Gain on disposal of assets	39	—	39	—	—

Total other income (expense)	(7,256)	(6,318)	(13,574)	(16,531)	(14,123)

Net (loss) income before minority interest	(2,146)	3,032	886	(49,991)	18,257
Net loss applicable to minority interest	(771)	—	(771)	(17,247)	7,026

Income (loss) before adjustment for liquidation basis	(1,375)	3,032	1,657	—	—
Adjustment for liquidation basis of accounting	—	(36,109)	(36,109)	—	—

Net (loss) income	(1,375)	(33,077)	(34,452)	(32,744)	11,231

Dividends and distributions:
Preferred dividends	(462)	(1,388)	(1,850)	(1,850)	(1,383)
Dividends/Distributions to common stock and operating partnership unit holders	—	(2,071)	(2,071)	—	—
Value of operating partnership units redeemed in sale of golf courses	—	(7,912)	(7,912)	—	—

Total dividends and distributions	(462)	(11,371)	(11,833)	(1,850)	(1,383)

Net (loss) income available to common stockholders	$(1,837)			$(34,594)	$9,848

Net change in net assets available to holders of common stock and OP unit holders		$(44,448)	$(46,285)

Net assets at May 22, 2001		$105,384

Net assets at December 31, 2001		$60,939

Basic (loss) earnings per share	$(0.20)			$(4.28)	$1.28

Weighted average number of shares—basic	9,055			8,083	7,720

Diluted (loss) earnings per share	$(0.20)			$(4.28)	$1.27

Weighted average number of shares—diluted	9,055			8,083	7,734

(1)
The combined column in the statement has been presented for convenience and is not intended to represent an annual total under generally accepted accounting principles.

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
PERIOD JANUARY 1, 2001 TO MAY 22, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(in thousands)

						Accumulated Earnings (Dividends in Excess of Accumulated Earnings)
	Preferred Shares		Common Stock
					Additional Paid-in Capital		Unearned Restricted Stock Compensation	Note Receivable From Stock Sale	Loans To Officers	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 1999	—	$—	7,637	$76	$120,253	$(3,958)	$(1,533)	$(3,298)	$(1,893)	$109,647
Issuance of preferred stock	800	20,000	—	—	—	—	—	—	—	20,000
Costs of preferred stock issuance	—	—	—	—	(878)	—	—	—	—	(878)
Issuance of restricted stock	—	—	32	1	555	—	(556)	—	—	—
Amortization and cancellation of restricted stock	—	—	—	—	—	—	559	—	—	559
Value of unvested options for non-employees	—	—	—	—	72	—	—	—	—	72
Adjustments for minority interest in operating partnership	—	—	—	—	3,503	—	—	—	—	3,503
Conversion of OP units	—	—	63	1	1,671	—	—	—	—	1,672
Loans to officers	—	—	—	—	—	—	—	—	(571)	(571)
Issuance of shares under employee stock purchase plan	—	—	4	—	42	—	—	—	—	42
Dividends	—	—	—	—	—	(14,993)	—	—	—	(14,993)
Net income	—	—	—	—	—	11,231	—	—	—	11,231

Balance, December 31, 1999	800	$20,000	7,736	$78	$125,218	$(7,720)	$(1,530)	$(3,298)	$(2,464)	$130,284

Costs of preferred stock issuance	—	—	—	—	(31)	—	—	—	—	(31)
Issuance of restricted stock	—	—	55	—	949	—	(949)	—	—	—
Amortization and cancellation of restricted stock	—	—	—	—	—	—	935	—	—	935
Adjustments for minority interest in operating partnership	—	—	—	—	(4,530)	—	—	—	—	(4,530)
Conversion/redemption of OP units	—	—	372	4	8,858	45	—	(5,677)	—	3,230
Stock repurchase program	—	—	(10)	—	(167)	—	—	—	—	(167)
Loans to officers	—	—	—	—	—	—	—	—	(261)	(261)
Issuance of shares under employee stock purchase plan	—	—	2	—	19	—	—	—	—	19
Amortization of registration costs	—	—	—	—	(28)	—	—	—	—	(28)
Dividends	—	—	—	—	—	(14,634)	—	—	—	(14,634)
Net (loss)	—	—	—	—	—	(32,744)	—	—	—	(32,744)

Balance, December 31, 2000	800	$20,000	8,155	$82	$130,288	$(55,053)	$(1,544)	$(8,975)	$(2,725)	$82,073

Amortization and cancellation of restricted stock	—	—	—	—	—	—	1,544	—	—	1,544
Adjustments for minority interest in operating partnership	—	—	—	—	5,870	—	—	—	—	5,870
Conversion/redemption of OP units	—	—	954	(4)	(2,873)	—	—	—	—	(2,877)
Forgiveness of officer loans	—	—	—	—	—	—	—	—	2,847	2,847
Interest accrued on officer loans	—	—	—	—	—	—	—	—	(42)	(42)
Loans to officers	—	—	—	—	—	—	—	—	(1,703)	(1,703)
Issuance of shares under employee stock purchase plan	—	—	1	—	10	—	—	—	—	10
Amortization of registration costs	—	—	—	—	(6)	—	—	—	—	(6)
Dividends	—	—	—	—	—	(3,203)	—	—	—	(3,203)
Net (loss) for period	—	—	—	—	—	(1,375)	—	—	—	(1,375)

Balance, May 22, 2001	800	$20,000	9,110	$78	$133,289	$(59,631)	$—	$(8,975)	$(1,623)	$83,138

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD
JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND MAY 23, 2001 TO
DECEMBER 31, 2001 (LIQUIDATION BASIS) AND FOR THE YEARS ENDED
DECEMBER 31, 2000 AND 1999 (GOING CONCERN BASIS)
(in thousands)

	Period 1/01/01 to 5/22/01 (Going Concern Basis)
				December 31,
		Period 5/23/01 to 12/31/01 (Liquidation Basis)	Combined(1) 2001
				2000	1999
Cash flows from operating activities:
Net (loss) income	$(1,375)	$(33,077)	$(34,452)	$(32,744)	$11,231
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	—	—	—	62,470	—
Adjustment to liquidation basis of accounting	—	36,109	36,109	—	—
Depreciation and amortization	—	—	—	18,294	17,414
Gain/ on disposal of assets	(39)		(39)	—	—
Loan cost amortization	139	—	139	1,305	958
Straight-line interest and rent and other	152	(20)	132	(513)	(1,106)
Forgiveness of officer loans	2,847	—	2,847
Amortization of restricted stock compensation	1,544	—	1,544	935	563
(Loss) income applicable to minority interest	(771)	—	(771)	(17,247)	7,026
Decrease (increase) in receivable from affiliate	66	1,627	1,693	(1,667)	(5,922)
Decrease (increase) in other assets	1,782	2,350	4,132	(1,300)	(1,303)
Increase in restricted cash	—	(2,124)	(2,124)	—	—
(Decrease) increase in accounts payable and other liabilities	(2,508)	2,957	449	(2,964)	(4,394)
Decrease in liquidation liabilities	—	(4,807)	(4,807)

Net cash provided by operating activities	1,837	3,015	4,852	26,569	24,467

Cash flows from investing activities:
Golf course acquisitions and improvements	(826)	(874)	(1,700)	(3,590)	(15,371)
Net proceeds from golf course dispositions	40,383	100,267	140,650	—	—
Decrease in notes receivable	1,247	6,124	7,371	1,045	881

Net cash provided by (used in) investing activities	40,804	105,517	146,321	(2,545)	(14,490)

Cash flows from financing activities:
Net (repayments) borrowings on debt	(34,423)	(94,858)	(129,281)	1,664	2,451
Loan fees	—	—	—	(308)	(1,520)
Loans to officers	(1,703)	—	(1,703)	(261)	(1,278)
Net proceeds (costs) from issuance of preferred stock	—	—	—	(31)	19,122
Net proceeds from issuance of common stock	4	—	4	21	42
Redemption of operating partnership units	—	—	—	(2,425)	(2,478)
Distributions to minority partners	(935)	(127)	(1,062)	(7,543)	(9,309)
Dividends paid	(2,740)	(6,087)	(8,827)	(14,588)	(14,993)

Net cash used in financing activities	39,797	(101,072)	(140,869)	(23,471)	(7,963)

Net increase in cash and cash equivalents	2,844	7,460	10,304	553	2,014
Cash and cash equivalents, beginning of period	4,458	7,302	4,458	3,905	1,891
Cash and cash equivalents, end of period	$7,302	$14,762	$14,762	$4,458	$3,905

Non-cash Investing and Financing Transactions
Net assets of Legends Golf transferred to us	$—	$—	$—	$—	$—
Accrued receivables for disposals of property and equipment and deferred payments for purchases of property and equipment	—	—	—	—	(2,588)
OP units issued in golf course acquisitions	—	—	—	—	1,645
OP units and common stock redeemed in golf course dispositions	2,730	53,973	56,702	—	—
OP units converted to common stock or redeemed in foreclosure of OP unit collateral pledged by default lessees	—	643	—	10,103	—
Debt assumed with acquisitions	—	—	—	—	10,000
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$7,920	$6,822	$14,742	18,816	15,603

(1)
The combined column in the statement has been presented for convenience and is not intended to represent an annual total under generally accepted accounting principles.

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Plan of Liquidation

        During 2000, our management and our board of directors observed increasingly unfavorable trends in the golf course industry, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of national and global economic concerns. This business environment posed a significant challenge for us due to the fact that, as a real estate investment trust, or a REIT, utilizing the triple-net lease structure, we are unable to control the direct operation of our golf courses (see Note 3 for further discussions) without jeopardizing our REIT status.

        On November 6, 2000, our board of directors formally directed management to develop a plan of orderly liquidation and a related proxy statement for presentation to our board of directors. On February 25, 2001 our board of directors adopted a plan of liquidation and directed that the plan of liquidation be submitted to our stockholders for approval. Our stockholders approved the plan of liquidation at a special meeting of the stockholders on May 22, 2001. Ninety-eight percent of the shares represented at the special meeting voted in favor of the plan of liquidation. As a percentage of our outstanding common shares, 77% voted in favor of the plan of liquidation. One hundred percent of our preferred stock voted in favor of the plan of liquidation. The plan of liquidation contemplates the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment of a reserve to fund certain of our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders and provides that liquidating distributions be made to our stockholders. All of our remaining golf courses are now held for sale following stockholders' approval of the plan of liquidation.

        We believe that public reaction to the terrorist attacks of September 11, 2001, together with the national economic recession, is having a significant adverse impact on the travel and leisure sector of the U.S. economy. Based on management's discussions with industry participants, we believe the golf industry in general, and the golf-related destination-resort sector in particular, is experiencing material declines in revenue since September 11, 2001. We attribute these declines primarily to the public's fear of travel and hesitancy to engage in leisure spending. In this environment, golf course and golf resort operators are finding it difficult to project future operating results because of their inability to predict how long public pessimism will last or when sustained economic recovery in the travel and leisure sector will be realized.

        Immediately after September 11th, 2001, golf course sales negotiations stalled due to the uncertainty of the economic impact of the attacks. Some potential buyers face internal moratoriums on new investments while other potential golf course buyers face uncertain prospects of obtaining financing. In addition, the increased difficulty of projecting operating results caused some potential golf course buyers to reduce their offer prices insofar as they valued our golf courses based on projected revenue streams.

        Recently, sales negotiations have resumed on selected golf course assets; however, the effect of September 11th on the financial markets and the travel, leisure, and destination resort sector, may impact our plan of liquidation by causing a prolonged liquidation time frame and uncertain golf course asset valuations. Prior to September 11, 2001, we had expected that the plan of liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. Our ability to complete the plan of liquidation within this time frame and within the contemplated range of liquidating distributions per share contemplated in the plan of liquidation is now less certain. Our ability to complete the plan of liquidation as contemplated therein is also contingent on our ability to extend our loan terms with our lender. See "Credit Agreement" below.

        As a result of these concerns, on February 13, 2002, we retained Houlihan Lokey Howard & Zukin, or Houlihan Lokey, to advise us on strategic alternatives available to enhance stockholder value. In connection with this engagement Houlihan Lokey reviewed (i) our current corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation, and (iii) other strategic alternatives independent of the plan of liquidation.

        Houlihan Lokey's analysis concluded that continuing with our plan of liquidation is most likely to maximize stockholder value with the most significant risk being the maturity of our credit agreement with a syndicate of lenders represented by Bank of America on June 30, 2002. We will need our lenders' cooperation to restructure or extend our debt to gain time to successfully complete our plan of liquidation. Houlihan Lokey assumed that we will succeed in selling our assets in accordance with our original plan of liquidation, that is, no later than May 22, 2003, with the exception of our participating mortgage secured by the Innisbrook Resort, which we would hold with a sale expected to occur no later than December 31, 2005. We assume that this additional time will allow resolution of the issues surrounding (i) the current default of the borrower, Golf Hosts, under the participating mortgage, (ii) the class action litigation brought against the borrower by the association of condominium owners at the resort, and (iii) the operational issues of the resort property.

        The final liquidation of our properties was valued by Houlihan Lokey under three scenarios: (1) an orderly liquidation as described above; (2) a forced liquidation which assumes that all of our assets, including the Innisbrook participating mortgage, are sold by May 22, 2003, with our interest in the participating mortgage being sold in its current distressed condition, as a non-performing loan, and (3) a bulk sale which contemplates a complete liquidation of all assets sold as a single portfolio. Based on Houlihan Lokey's analysis and the evaluation of this analysis by our board of directors, we believe that the highest value indication would be provided by orderly liquidation.

        Following receipt of the Houlihan Lokey report, on March 15, 2002, our board of directors unanimously voted to proceed with (i.e., not to seek stockholder authorization to change the terms of) our plan of liquidation. Pursuant to the plan's mandate of an orderly liquidation, our board of directors contemplates holding the participating mortgage on the Innisbrook Resort pending resolution of the issues mentioned above. We have initiated discussions with the administrative agent for our lenders regarding our credit agreement which matures on June 30, 2002.

        In consideration of all of the aforementioned facts and circumstances and consistent with management's valuation assessments applied since the third quarter of 2000 when we recorded the first impairment loss on our golf course assets, we have included in our Adjustment to the Liquidation Basis of Accounting for the twelve months ended December 31, 2001 a net write-down of our golf course assets of approximately $36.1 million. (See Note 2—"Adjustment to Liquidation Basis of Accounting").

Credit Agreement

        On July 25, 2001, we entered into an amended and restated credit agreement with our lenders under our credit facility and the line of credit (see Note 9 to the consolidated financial statements). Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our lessees and our mortgagor, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our credit agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. There is a risk that the lenders would not market the golf courses as effectively as we would and, therefore, achieve less attractive sales prices. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to stockholders would be lower. As previously mentioned, we have initiated discussions with the administrative agent for our lenders regarding our credit agreement, which matures on June 30, 2002 (see Note 9 for further discussion).

2.    Organization and Basis of Presentation

        Golf Trust of America, Inc. or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT, originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of March 22, 2002, we hold participating interests in 11 golf courses and direct controlling interests in 10.0 golf courses, 17 of these 21 golf courses are owned by us and four serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 17 courses that we own, 15.5 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The 21 golf courses are located in Florida (9), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), Texas (1.5), New Mexico and California. Golf course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to the acquired courses, is held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, each of which is a Maryland corporation, holds a 96.6 percent interest in our operating partnership as of March 22, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 96.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the remaining interests in our operating partnership.

Adjustment to liquidation Basis of Accounting

        As a result of our board of directors adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of December 31, 2001 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of December 31, 2001. Adjustments are included in the December 31, 2001 consolidated statement of changes in net assets (liquidation basis) to reflect decreases in the carrying value of net assets summarized below. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units (excluding intra-Company holdings) outstanding at March 22,

2002 is 8,076,993. Of this amount, 365,380 common shares and/or OP units are pledged as collateral under a participating lease and/or a participating mortgage that is currently in default proceedings.

For period May 23, 2001 to December 31, 2001
Increase to reflect estimated net realizable values of certain golf courses	$30,987,000
Decrease to reflect estimated fair value of certain golf courses	(41,612,000)
Gain realized on disposal of certain golf courses	399,000
Reserve for estimated costs during the period of liquidation	(21,130,000)
Write-off of deferred debt costs	(1,224,000)
Write-off of unamortized initial issue discount on the mortgage note receivable and certain golf courses	(3,529,000)

Adjustment to reflect the change to liquidation basis of accounting	$(36,109,000)

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

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	May 23, 2001	Payments	Adjustments	December 31, 2001
Severance	$5,163,000	$(35,000)	$—	$5,128,000
Professional fees	3,010,000	(2,561,000)	5,092,000	5,541,000
Fees related to renegotiations of debt	1,105,000	(1,105,000)	—	—
Financial advisor fees	1,408,000	(794,000)	285,000	899,000
Capital expenditures	880,000	(263,000)	—	617,000
Other	2,800,000	(312,000)	1,387,000	3,875,000

Total	$14,366,000	$(5,070,000)	$6,764,000	$16,060,000

        Included in the severance amounts above are payments to our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the plan of liquidation (which has already occurred) and the repayment of the credit agreement. Additional payments aggregating approximately $1,895,000 are payable upon the later of our repayment of the credit agreement and the one-year anniversary of our board of directors' adoption of the plan of liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

3.    Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of GTA LP, Inc, our operating partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

        We consider all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

        We adopted the liquidation basis of accounting upon the stockholder approval of our plan of liquidation on May 22, 2001. From this date forward, all assets and liabilities have been stated at their estimated fair value. The estimated fair value has been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Business Risk Concentration

        We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000 per institution. At December 31, 2001 and 2000, we had amounts in excess of FDIC limits. We limit our risk by placing our cash and cash equivalents in a high quality financial institution.

Property and Equipment

        Substantially all of our long-lived assets have been deemed to be held for sale and, therefore, depreciation expense has not been recorded since September 30, 2000.

        Prior to the adoption of the liquidation basis of accounting on May 23, 2001, property and equipment was carried at the lower of cost or fair value (except for the golf courses acquired from Legends Golf that were carried at the prior basis of Legends Golf). Cost included purchase price, closing costs and other direct costs associated with the purchase. Depreciation was computed on a straight-line basis over the estimated useful lives of the assets as follows:

Golf course improvements	15 years
Buildings and improvements	30 years
Furniture, fixtures, and equipment	3 - 8 years

        The leases presently provide that at the end or termination of the existing leases all improvements and fixtures placed on the rental property become our property. In addition, the leases provide that we establish a capital replacement reserve for each property. We will approve disbursements from this fund for capital improvements to the properties and the acquisition of equipment.

Loan Costs

        Prior to the adoption of the liquidation basis of accounting on May 23, 2001, deferred loan fees were amortized using the straight-line method over the related estimated life. The unamortized loan fees at December 31, 2000 were approximately $1,363,000. Upon the adoption of the liquidation basis of accounting, unamortized loan fees of approximately $1,224,000 were written off to reflect the balances at their net realizable value.

Revenue Recognition

        With respect to the few remaining performing participating leases, we recognize rental revenue on an accrual basis over the terms of the leases. Recognition of contingent rental income is deferred until specified targets that trigger the contingent rent are achieved. Prior to the default under the participating mortgage, we recognized interest income ratably over the term of the loan.

        With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period. Initiation fees that are refundable are not recognized as revenue.

Income Taxes

        We qualify as a REIT under the Internal Revenue Code. A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with other requirements. Because of the tax rules applicable to REITs, we are generally not allowed to operate our golf courses. As an exception to this rule, however, the tax code allows a 90-day grace period following a foreclosure or eviction of the lessee under the participating leases where we can operate the golf course and the revenues will be qualifying income for REIT tax purposes. The tax code's REIT rules limit the amount of disqualified income that we may receive to 5% of our gross income, thus, at the expiration of such period, the property must either be sold or an agreement must be secured with an independent contractor to assume management or the gross revenue from golf course operations from any such golf course is disqualified income for REIT tax purposes. Gross revenue from golf courses managed after the expiration of the 90-day grace period and that exceeds 5% of our gross income is taxable. Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the foreclosure occurred. The golf courses subject to this rule as of March 22, 2002 were Tierra Del Sol Golf Club, Osage National Golf Club, Mystic Creek Country Club, Black Bear Golf Club, Bonaventure Country Club, Wekiva Golf Course and Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms). At December 31, 2001, we had not yet assumed operations of Bonaventure or Stonehenge and Mystic Creek was still operating within the 90-day grace period. The grace period had expired for the other 4.5 golf courses that we were managing. However, we were in compliance with the REIT rules for the fiscal year ended December 31, 2001 due to the fact that the disqualified income (the gross revenue from the operation of the 4.5 golf courses) did not exceed 5% of our gross revenue. In 2002, we expect that this disqualified income may be high enough to cause us to lose our REIT status. If we take over the operations of Innisbrook, we would have to immediately secure an agreement with an independent contractor or we would have to recognize the considerable gross revenue of this property as tainted income which would undoubtedly cause us to lose our REIT status. However, the income tests for a REIT are performed on an annual basis and a definitive determination of whether we will lose our REIT status can not be made at this time. If the disqualified income does exceed the allowable threshold of 5%, we may be subject to a corporate level tax. However, based on our estimate of the net operating loss for income tax purposes from the year ended December 31, 2001, and the expected results from operations for the year ending December 31, 2002, any resulting tax liability is not expected to be material.

        In order for us to maintain our qualification as a REIT, not more than 50% in value of our common stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of preserving our REIT qualification, our certificate of incorporation prohibits direct or constructive ownership of more than 9.8% of our common stock by any person.

        To qualify as a REIT during the period of the proposed plan of liquidation, we must continue to satisfy a number of asset, income and distribution tests. Due to the number of golf courses that we now manage due to foreclosures and/or participating lease terminations which results in a significant amount of tainted income, there can be no assurances that management will be able to satisfy such tests.

        We have paid the following per share distributions to common stockholders for the calendar/tax years ended December 31, 2001, 2000, and 1999:

Year	Distribution paid Per share	Ordinary Income	Return of Capital
2001	$0.50	$0.00	$0.50
2000	1.32	1.28	0.04
1999	1.76	1.72	0.04

Accounting for Stock-Based Compensation

        We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." We use the intrinsic value method of accounting for our plan in accordance with Accounting Principle Board Opinion No. 25, and, therefore, recognize no compensation expense for stock options. Due to the adoption of the plan of liquidation and its respective timeline, the value of the 20,000 options that we issued in 2001 is not material to our financial results.

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

Earnings/Loss Per Common Share

        Earnings/loss per common share are presented for the periods prior to May 23, 2001 under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options, convertible preferred stock and OP units) that are dilutive. Common stock equivalents for the effect of dilutive stock options were -0-, -0-, and 14,000 for the period ended May 22, 2001, and for the years ended December 31, 2000, and 1999, respectively.

        Since the adoption of the liquidation basis of accounting on May 23, 2001, earnings/loss per share was not computed, as such amounts are not deemed to be meaningful.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of this accounting statement will not have an effect on our financial statements because as of May 23, 2001 we have adopted the liquidation basis of accounting. Thus all of our assets are deemed to be held for sale and are carried at their estimated current fair market value.

4.    Mortgage Note Receivable

        In June of 1997, our operating partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc., which is affiliated with Starwood Capital Group LLC. The loan is secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida. The additional collateral included, cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which could have been released upon the achievement of certain performance levels. The operator of the resort, Westin, guaranteed up to $2.5 million of debt service for each of the first five years which has been substantially funded. The initial loan of $69.975 million was followed by a $9 million loan, which was used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

        The loan term is 30 years, with an initial base interest rate of 9.6% per annum (11.44% at December 31, 2001), annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year. No participating interest revenue was recognized as revenue in 2001 and 2000 due to a dispute of these terms and the related calculation in the mortgage document; however, $100,000 was recognized for the year ended December 31, 1999.

        Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP units, 159,326 shares of our common stock and were granted an option to purchase an additional 150,000 shares of our common stock which expired on December 31, 1999. The $5,677,000 used to purchase the OP units was initially recorded as a reduction in minority interest and the $3,298,000 used to purchase common stock has been recorded as a reduction of stockholders' equity. The 274,039 OP units were converted to shares of common stock at the request of Golf Host Resorts on March 3, 2000. Concurrent with this conversion, the related note receivable for subscribed stock of $5,677,000 was reclassified from a reduction in minority interest to note receivable from stock sale, a reduction to stockholders' equity. These common shares continue to be pledged as collateral against the loan.

        Prior to the default discussed below, we recognized interest income on a straight-line basis. Interest income in excess of the cash received for this mortgage recognized was approximately $452,000 and $814,000, respectively, for the years ended December 31, 2000 and 1999. In the first quarter of 2001, $67,000 in straight-line interest income was recognized. Upon the adoption of the liquidation basis of accounting on May 23, 2001, the unamortized straight-line rent balance of approximately $3,529,000 was written off.

        On November 14, 2001, we forwarded a notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a notice to the borrower based upon its non-payment of the October 2001 interest payment on the participating mortgage. On November 29, 2001, we notified borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous letter constituted an event of default under the participating mortgage. On March 8, 2002, we notified borrower that due to its continued failure to cure the event of default, all of borrower's obligations under the participating mortgage have been accelerated. Also, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook operator, that it is in default under a subordination agreement among us, borrower and Westin for failing to remit payments directly to us, on behalf of borrower.

5.    Dispositions

        From January 1, 2001 through December 31, 2001, we have disposed of the following 26.0 (eighteen-hole equivalent) golf courses:

Golf Course Name	No. of Holes	Sale Date	Total Consideration(1)
Raintree Golf Course	18	1/4/01	$10.65 million
Ohio Prestwick Country Club	18	1/4/01
Persimmon Ridge Country Club	18	2/15/01	5.2 million
Club of the Country	18	3/16/01	2.655 million
Brentwood Golf & Country Club	18	3/20/01	2.6 million
Metamora Golf & Country Club	18	4/9/01	4.931 million
Silverthorn Country Club	18	4/12/01	4.25 million
Palm Desert Country Club	27	4/20/01	4.075 million
Woodlands Golf Course	18	5/1/01	6.4 million
Cooks Creek Golf Club	18	5/16/01	4.0 million
Royal New Kent Golf Club	18	6/15/01	10.8 million
Legends of Stonehouse Golf Club	18	6/15/01
Eagle Watch Golf Club	18	7/11/01	5.85 million
Olde Atlanta Golf Club	18	7/11/01	7.8 million
Parkland (Legends)	18	7/31/01	89.411 million
Moorland (Legends)	18	7/31/01
Heathland (Legends)	18	7/31/01
Heritage Golf Club (Legends)	18	7/31/01
Oyster Bay Golf Links (Legends)	18	7/31/01
Tiburon Golf Course (Legends)	27	7/31/01
Emerald Dunes Golf Club	18	9/7/01	16.9 million
Sweetwater Golf & Country Club	18	9/18/01	3.25 million
Polo Trace Golf & Country Club	18	10/22/01	8.35 million
Cypress Creek Golf Course	18	11/28/01	4.10 million
The Pete Dye Golf Club	18	12/19/01	13.432 million

(1)
Includes aggregate cash of approximately $140.6 million and redemption of OP units and common stock at values stated in the contract.

6.    Leases

        The non-cancelable leases generally provide that we receive the greater of base rent or participating rent. Participating rent is generally equal to the original base rent plus 33 1/3 percent of the difference between that year's gross golf revenue and the gross golf revenue at the golf course in the year prior to acquisition as adjusted in determining the original base rent. The base rent generally increases annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the consumer price index. Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. Participating rent was $-0- for the combined periods ended December 31, 2001 and $208,000, and $450,000, for the years ended December 31, 2000, and 1999, respectively.

        Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of five years. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to our approval. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. The aggregate commitment, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $617,000.

        Of the remaining 17.0 (18-hole equivalents) golf courses in our portfolio which were originally subject to participating leases, only 5.0 currently represent performing participating leases. The participating leases have been terminated at 10.0 of these 17.0 golf courses which we are now managing and we are currently in default proceedings with the lessees at the other 2.0 golf courses.

7.    Commitments and Contingencies

Litigation

        We are currently in litigation or disputes over events of defaults or other matters with several of its lessees. Management does not believe the outcome of these matters will have a material impact on our financial condition.

Sandpiper Golf Course

        Complaints have been filed against GTA related to the Sandpiper Golf Course alleging that we breached our promise under the golf utilization agreement and failed to perform under the terms of the lease. The plaintiffs are seeking damages in excess of $50 million. It is not possible to predict the outcome of these disputes, and accordingly, the financial statements do not include adjustments that may be required in connection with the resolution of these complaints.

        On January 18, 2001, Sandpiper at SBCR, LLC, which is the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc., or EII, filed a complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which GTA owns the golf course, Sandpiper-Golf Trust LLC, or SGT. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998. EII secured a letter of credit guaranteeing the lessee's performance under the participating lease. The complaint alleges that the Sandpiper lessee is excused from paying rent under the participating lease because SGT has failed to perform certain obligations under the participating lease and under a purported amendment to the participating lease. The complaint does not allege a cause of action for breach of the participating lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the participating lease, terminating the participating lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the participating lease.

        Pursuant to the terms of the participating lease, the parties agreed to arbitrate this dispute. An arbitration hearing took place on December 14 through 18, 2001, and continued on January 8 through 12, 2002. The hearing is scheduled to resume on April 16-18, 2002. It is not possible to predict the outcome of the dispute.

        On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America,  Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The complaint seeks compensatory damages of not less than $50,000,000, interest, punitive damages, costs of suit (including attorney's fees), and specific performance. On Friday, June 22, 2001, defendants filed a demurrer to the complaint and a motion to stay the action pending the outcome of the arbitration to be conducted in the dispute described in the first Sandpiper paragraph above. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted the motion to stay the action pending the outcome of the arbitration. At a case management conference held on January 28, 2002, the court continued the stay until April 8, 2002. The court did not rule on the demurrer. The judge subsequently expunged the plaintiff's lis pendens, but plaintiffs have informed us they intend to appeal this action. The parties have conducted no discovery to date. It is not possible to predict the outcome of the dispute.

        Palm Desert Country Club.    We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million.

        Dahoon Investment Company, Inc. sued us and GTA Palm Desert L.L.C. on or about November 20, 2001 in the Riverside County Superior Court, for (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims but we cannot predict the outcome of litigation.

        Osage National Golf Club.    The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP units and plaintiffs assert that because of this misrepresentation the OP units were substantially less valuable than had been represented by us and, therefor, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecific punitive damages. A scheduling conference was held in this case with the court in late February 2002. The case is tentatively set for trial on October 23, 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs failed to produce a corporate representative for deposition. Plaintiffs have not yet responded to our discovery requests. In addition, the former manager of plaintiffs, who we believe has the most knowledge of plaintiffs claims, has died. Because of the uncertainty as to plaintiffs' potential witnesses and because of the failure of plaintiffs to have responded to discovery, we are unable to assess the likely outcome of this case or the probable range of our loss. No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on March 14, 2001.

        Concordia I, L.P. v. Golf Trust of America, Inc., et al.    On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and officers and Mr. Young. The lawsuit was brought by Concordia I, L.P., or Concordia, which claims to be a stockholder of Golf Trust of America, Inc. seeking to prosecute claims on behalf of all stockholders other than the defendants and their affiliates or immediate family members for damages in an unspecified amount. The plaintiff alleged that payments to certain officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. The plaintiff alleged that a preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff sought to void any vote taken pursuant thereto. The plaintiff delivered to us on July 30, 2001 an amended class action complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendants. The matter was tendered to our directors and officers insurance carrier.

        We and our directors moved to dismiss the complaint for failure to state a claim upon which relief may be granted. On November 19, 2001, the court granted the motion. The court dismissed the proxy misrepresentation claim on the ground that Concordia had failed to plead that it had relied on the proxy statement to its detriment. The court dismissed the claims for breach of fiduciary duty and violation of the corporate charter on the grounds that those claims could only be asserted derivatively, but granted the plaintiff leave to replead these claims as derivative claims within 30 days. The plaintiff did not replead these claims within the allotted time, which has now expired.

        Mary Ella Crossley v. W. Bradley Blair, II et al.    On January 28, 2002, we received a copy of a new complaint that was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. Ms. Crossley is represented by the same counsel that represented Concordia I, L.P. in the action described above. The plaintiff alleges that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the Company in the renegotiation of their employment agreements. Finally, the complaint alleges that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. Our response to the complaint is due on March 29, 2002. The matter has been tendered to our directors and officers insurance carrier. At this stage in the proceedings it is not possible to predict the outcome of this dispute.

Other Litigation

        Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.    This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or Hillcrest, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. Hillcrest received none of the proceeds of the redemption. Hillcrest asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. The parties have not yet exchanged the initial disclosures required under the Federal Rules of Civil Procedure and there has been no discovery. We are unable to give an assessment as to a likely outcome or as to a probable range of our loss at this time.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. counts IV, V, and VI name us and other defendants. count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our or Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." On March 25, 2001, the court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. Plaintiffs' time to appeal this ruling has not yet run and we do not know whether an appeal will be filed. Because of the uncertainty of an appeal by plaintiffs, we are unable at this time to give an assessment as to a likely outcome or as to a probable range of loss.

        Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. Although we are not currently party to any legal proceedings relating to the golf courses that would have a material adverse effect upon our business or financial position, it is possible that in the future we could become a party to such proceedings.

Events of Default under the Participating Lease

        An event of default may be declared when a lessee fails to pay rent timely under the participating lease. GTA has elected to pursue legal remedies available to it under its participating leases to cure such events of default that have occurred in 2001 by the lessees of the following properties (which represents 7.0 golf courses): Sandpiper, Lost Oaks, and Innisbrook. As a result of defaults that have been resolved, we have taken possession and are currently managing Tierra Del Sol, Osage, Mystic Creek, Wekiva and Stonehenge and are in various stages of litigation with regard to the possession of the other 6.0 golf courses. The pledged collateral under the participating leases for Tierra Del Sol and Wekiva has been foreclosed upon and applied to accrued rent and related charges through the date that we took the golf course over; however, the pledged collateral at Mystic Creek has not yet been released by the bankruptcy court.

Employment Agreements

        Pursuant to their employment agreements, our executives are entitled to payments aggregating approximately $2,526,000 upon the later of stockholder approval of the plan of liquidation and the repayment of the obligations under our credit facilities. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of all of our credit facilities and the one-year anniversary of board approval of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we make.

8.    Other Assets

        Receivables-net consists of the following:

	December 31, 2001 Liquidation Basis	December 31, 2000 Going Concern Basis
	(in thousands)
Rent receivable	1,030	5,319
Note receivable for land sale	2,378	3,411
Loans to officers/employees	1,613	852
Loans to lessees—net of write-down	—	6,776
Other miscellaneous receivables—net	420	—

Receivables—Net	$5,441	$16,358

        The rent receivable includes approximately $869,000 of rent and ground lease payments due attributed to Mystic Creek Golf Club. The current value of the OP unit collateral and the cash reserve account held by our operating partnership against the lessee's obligations under the participating lease is sufficient to cover the total amount recorded as of December 31, 2001. However, the value of the OP unit collateral fluctuates with changes in the stock price and we face the risk that the collateral value will decline before it is released and can be applied to the outstanding obligations. We have been unable to take possession of this collateral due to the fact that the bankruptcy court automatically stayed the eviction action on February 25, 2000. However, since the bankruptcy court issued a trial opinion on October 10, 2001 holding that the participating lease was a true lease not subject to modification in bankruptcy; we are hopeful that the collateral will be released by the bankruptcy court in the next 120 days allowing us to apply the proceeds against the outstanding lease obligations. No rent revenue was recognized for this golf course after October 2000.

        The note receivable for the sale of land is secured by a parcel of land adjacent to Sandpiper Golf Course. These loans to officers are non-recourse and are secured by 199,415 shares of common stock which had a fair market value at the time of the note of $8 per share.

9.    Debt

        Debt consists of the following:

	December 31, 2001	December 31, 2000
	(In thousands)
Credit Agreement
$95.5 million secured, with an interest rate of prime +1% per annum for a current effective rate of 5.75% per annum at December 31, 2001, which matures June 30, 2002	$95,469	$—
Revolving Credit Facility and Line of Credit
Two loans aggregating $210.0 million (refinanced through the Credit Agreement)	—	202,700
Notes payable, repaid in 2001	—	22,050

Total	$95,469	$224,750

Credit Agreement

        On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and the line of credit. This credit agreement consolidated the balances outstanding under our credit facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default under our credit facility and line of credit were waived or cured upon the closing of the credit agreement. The loans under the credit agreement mature on June 30, 2002. We are required to make quarterly principal payments in the amount of $10,000,000. We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the higher of the federal fund rate plus 1.5% or the prime rate plus 1% per annum. The loans under the credit agreement are secured by substantially all of our golf courses by one mortgage held by us that is secured by golf courses, and certain other assets. Each of our material subsidiaries is a guarantor under the credit agreement.

        The credit agreement limits our ability to sell golf courses unless we receive net cash proceeds in excess of minimum amounts that are set forth in the credit agreement. The credit agreement contains a financial covenant regarding the minimum amount of cash rent that we receive each month. Non-financial covenants include maintenance of golf courses, requirements to insure the golf courses, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and mortgage notes, among others.

        Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our lessees and our mortgagee, we face an increased risk that we may not be able to satisfy the cash rent financial covenant in our credit agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under the credit agreement. If we were unable to do so, the lenders could foreclose upon and sell our remaining golf courses. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions would be lower.

        We have initiated discussions with the administrative agent for our lenders regarding the credit agreement which matures on June 30, 2002.

Restricted Cash

        The balance in restricted cash of $2,124,000 is comprised of $1,500,000, plus accrued interest that is being held in an interest escrow account, pursuant to the terms of the credit agreement, to pay interest on the credit agreement at such time as the Innisbrook owner defaults in the payment of interest due under the Innisbrook mortgage note and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less at the time such default occurs or during its continuance. The remaining balance in restricted cash is cash collateral of approximately $580,000, including accrued interest, that we hold in connection with the Mystic Creek Golf Course. These funds are held in a separate bank account to which Bank of America has a security interest. When this collateral is formally released by the Bankruptcy Court as part of the conclusion to Mystic Creek's bankruptcy proceedings, the cash must be remitted to Bank of America as payment against the outstanding balance under the credit agreement.

10.    Preferred Stock and Other Preferred Interests

Series A Preferred Stock and Series A Preferred OP Units

        On April 2, 1999, GTA completed a private placement of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P. GTA contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

        Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, and as if declared by the board of directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share) or (ii) the cash dividend paid or payable on the number of common shares into which a Series A preferred stock is then convertible (determined on each of the quarterly dividend payment dates referred to above). The initial dividend paid in the second quarter was prorated and paid on July 15, 1999 based on the number of days between April 2, 1999 and June 30, 1999, the final day of the fiscal quarter. At December 31, 2001, we have accrued and unpaid preferred dividends totaling $925,000, which represents two preferred quarterly dividends.

        The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into common shares at a conversion price of $26.25 per common share (equivalent to an initial conversion rate of approximately 0.95238 common shares per Series A preferred share), subject to adjustment in certain circumstances.

        Except in certain circumstances relating to preservation of GTA's status as a REIT and as provided in the voting agreement described below, the Series A preferred stock are not redeemable at GTA's option prior to April 2, 2004. On and after such date, the Series A preferred stock will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and, thereafter, declining by 1% each year so that the premium is zero on and after April 2, 2008.

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

Series C Preferred OP Units

        In July 1999, we acquired the Pete Dye Golf Club, an 18-hole upscale, private golf facility located in Bridgeport, West Virginia, approximately 90 miles south of Pittsburgh. As part of the $10.0 million purchase price, at the closing, 48,949 Series C preferred OP units valued at $1,350,000 were issued at $27.58 per share. The Series C preferred OP units are convertible on a one-for-one basis into common OP units basis at the election of the holder. These perpetual preferred units pay a distribution of 8.91% based on the initial issuance price. However, these units, which served as collateral under Pete Dye's participating lease, were foreclosed upon and cancelled on June 20, 2001, in connection with the termination of the participating lease on this golf course.

11.    Stock Options and Awards

Employee Stock Options and Awards

        The employee stock purchase plans were effectively terminated upon the stockholder approval of the plan of liquidation on May 22, 2001, as this action is deemed a change of control.

        Prior to the termination of the employee stock purchase plans the compensation committee of the board of directors determined compensation, including stock options and awards. Options were generally awarded with the exercise price equal to the market price at the date of grant and became exercisable in three to five years.

        In February 1997, we adopted the 1997 Stock Incentive Plan. Under this stock incentive plan, our compensation committee granted stock awards relating to 500,000 shares of our common stock which vest ratably over a period of three years from the date of grant and expire ten years from the date of grant.

        In February 1997, we adopted the 1997 non-employee directors' plan. Under this directors' plan, our four independent directors each received automatic annual grants of options to purchase 5,000 shares of our common stock at a price equal to the fair value of the stock on the date of grant. The non-employee directors' plan is limited to 100,000 shares. On February 6, 1997, 1998, 1999, 2000 and 2001, respectively, 20,000 options were granted under the non-employee directors' plan and vested immediately. As of February 6, 2001, no more shares are available for options and restricted stock grants under the non-employee directors' plan.

        In May 1997, we adopted the 1997 stock-based incentive plan, or the new 1997 plan. Under this new 1997 plan, the compensation committee is authorized to grant awards of up to 600,000 shares of our common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. On January 30, 2000, 25,000 options were issued at an exercise price of $17.25 under this plan, leaving a remaining balance of 17,968 at December 31, 2001 available for options and restricted stock grants.

        On November 11, 1998, we adopted the 1998 stock-based incentive plan, or the 1998 plan. Concurrently with the plan approval, the compensation committee granted 350,000 of the authorized 500,000 options at an exercise price of $25.06. These options generally vest ratably over a period of five years from the date of grant and expire ten years from the date of grant. Eighty-eight thousand of these options were cancelled upon the resignation our executive vice president in November 1999. In addition, 8,000 of the 44,000 shares that were granted in March 1999 were cancelled. On January 30, 2000, 145,000 options and 55,000 restricted shares were issued under this plan leaving a remaining balance of 2,000 shares available for grant at December 31, 2001.

        The new 1997 plan and the 1998 plan provide that we may grant stock options or restricted stock to executive officers and other key employees. Restricted stock is subject to restrictions determined by our compensation committee. The restricted stock awards to date have been sold to the participant at a purchase price of $0.01 per share and vest in equal annual tranches over a vesting period ranging from three to five years. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding.

        On March 10, 1999, we issued 44,000 restricted common shares for $.01, when the market price was $22.75, to our officers under the 1998 plan. On January 30, 2000, we issued 55,000 restricted common shares for $.01, when the market price was $17.25, to our officers under the 1998 plan. Subsequent to these issuances, loans of approximately $1,247,000, secured by OP units and common stock, with interest rates of 4.4% to 6.2% were made to our officers for the payment of related taxes. In November 1999, 11,904 of the previously issued grants were cancelled as a result of the resignation of one of our officers. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the vesting period. Such expense amounted to approximately $935,000 and $563,000 for the years ended December 31, 2000, and 1999, respectively. Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, the vesting of 90,897 shares of restricted stock previously issued to our executive officers was accelerated and the balance of unearned compensation of $1,544,000 was recorded as compensation expense in the first quarter of 2001.

Loans to Officers

        The compensation committee of our board of directors has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. In 2000, we made loans to Mr. Blair in the amount of $75,000 and to Mr. Peters in the amount of $50,000 for the payment of personal income taxes arising from the vesting of restricted stock grants. These loans were evidenced by promissory notes and secured by stock and OP units. The loans carried interest rates equal to the applicable federal rate on the date of the loan with an average interest rate of 6.25%. Under the terms of the promissory notes, the interest accrued and became due and payable annually in arrears unless and until we reduced our common dividend by more that 30% (which reduction occurred on December 26, 2000). All interest that would otherwise have been due and payable after such date was not due but instead was added to principal. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25th was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

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

Stock Option Plan Transactions

        No option shares were granted to employees or exercised in 2001 while 20,000 option shares were granted to directors pursuant to the non-employee directors plan. Mr. Blair's and Mr. Peters' unvested options accelerated upon board approval of the plan of liquidation on February 25, 2001 (as provided in their employment contracts). All unvested options previously granted to other employees accelerated upon stockholder approval of the plan of liquidation on May 22, 2001 (as provided in section 6.2 of the

New 1997 Employee Stock Option Plan and the 1998 Employee Stock Option Plan). Transactions involving the plans are summarized as follows:

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at January 1, 1999	1,380,334	$24.59
Granted	55,000	17.80
Exercised	—	—
Expired and/or canceled	(173,002)	(25.27)

Outstanding at December 31, 1999	1,262,332	24.30
Granted	215,000	17.31
Exercised	—	—
Expired and/or canceled	—	—

Outstanding at December 31, 2000	1,477,332	23.36

Granted	20,000	7.85
Exercised	—	—
Expired and/or canceled	(23,666)	(25.75)

Outstanding at December 31, 2001	1,473,666	$22.67

	Options Outstanding
				Options Exercisable
Range of Exercise Price		Remaining Contractual Life (years)	Average Exercise Price
	Shares			Shares	Price
$7.85	20,000	9.1	$7.85	20,000	$7.85
$16-$19	250,000	8.1	$17.37	250,000	$17.37
$21	335,000	3.6	$21.00	335,000	$21.00
$24-$26	773,666	4.8	$25.32	773,666	$25.32
$29	70,000	6.1	$29.00	70,000	$29.00
$32-$33	25,000	6.4	$32.13	25,000	$32.13

	1,473,666			1,473,666

        Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used for years ended

December 31, 2000 and 1999, are as follows. The EPS impact of the 20,000 options issued in 2001 was deemed immaterial.

	Year ended December 31,
	2000	1999
Basic (loss) earnings per share
As reported	$(4.28)	$1.28
Pro forma	$(4.36)	$1.26
Diluted earnings per share
As reported	$(4.28)	$1.27
Pro forma	$(4.36)	$1.26
Black-Scholes assumptions*
Fair market value of option granted	$3.38	$2.29
Risk-free interest rate	6.49%	5.96%
Dividend yield	9.07%	8.96%
Stock volatility	42.12%	36.23%
Expected option life	2.72 years	3 years

*
Weighted-averages

Employee Stock Purchase Plan

        Effective March 1, 1998, we adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period. Our employee stock purchase plan had an expiration date of February 28, 2008; however, this plan terminated upon the approval of the plan of liquidation by the stockholders on May 22, 2001. A total of 250,000 shares were available for purchase under this plan. Shares have been issued as per the table below:

Purchase Date	# of shares issued
6/30/98	1,128
12/31/98	1,768
6/30/99	2,149
12/31/99	1,592
6/30/00	1,315
12/31/00	1,441
5/22/01	-0-

        Compensation expense related to our employee stock purchase plan was $—0-, $5,000, and $12,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

12.    Quarterly Financial Information (Unaudited)

        Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter ended,
	March 31	April 1 to May 22, 2001	May 23, to June 30, 2001	September 30	December 31
	Going Concern Basis		Liquidation Basis
2001
Revenues
Rent from affiliates	$4,115	$2,424	$1,759	$1,768	$—
Rent	5,272	3,186	1,959	3,209	2,468
Mortgage interest	2,324	1,327	996	2,258	(128)

Total revenue	11,711	6,937	4,714	7,235	2,340

Expenses
General and administrative	4,219	1,411	316	1,130	3,493
Costs associated with the plan of liquidation	7,350	558	0	—	—

Total expenses	11,569	1,969	316	1,130	3,493

Operating income (loss)	142	4,968	4,398	6,105	(1,153)
Total other income (expense)	(4,434)	(2,822)	(957)	(2,996)	(2,365)

Net income (loss) before minority interest	(4,292)	2,146	3,441	3,109	(3,518)
Income (loss) applicable to minority interest	(1,465)	694	—	—	—

Income (loss) before adjustment for liquidation basis	(2,827)	1,452	3,441	3,109	(3,518)
Adjustment for liquidation basis of accounting	—	—	(2,816)	(15,388)	(17,905)

Net (loss) income	(2,827)	1,452	625	(12,279)	(21,423)
Preferred dividends	—	(462)	(463)	(463)	(462)
Dividends/distributions to common stock and operating partnership unit holders	—	—	—	(2,071)	—
Value of operating partnership units redeemed in sale of golf courses	—	—	—	(7,909)	(3)

Net income (loss) available to common stockholders	$(2,827)	990		—	—

Change in net assets available to holders of common stock and OP unit holders	—		$162	$(22,722)	$(21,888)

Basic earnings (loss) per share	$(0.35)	$0.11		—	—
Diluted earnings (loss) per share	$(0.35)	$0.11		—	—

The earnings (loss) per share calculation for the first quarter is based on the weighted average shares outstanding for that period. Since the adoption of the liquidation basis of accounting on May 23, 2001, earnings/loss per share was not computed, as such amounts are not deemed to be meaningful.

	Quarter ended,
	March 31	June 30	September 30(1)	December 31(2)
2000
Revenues
Rent from affiliates	$4,707	$4,724	$4,727	$4,575
Rent	7,422	7,472	6,840	5,947
Mortgage interest	2,309	2,309	2,217	2,217

Total revenue	14,438	14,505	13,784	12,739

Expenses
Depreciation and amortization	4,660	4,622	4,497	4,515
General and administrative	1,472	1,498	1,780	3,412
Impairment loss	—	—	25,300	37,170

Total expenses	6,132	6,120	31,577	45,097

Operating income (loss)	8,306	8,385	(17,793)	(32,358)
Total other income (expense)	(3,751)	(4,066)	(4,243)	(4,471)

Net income (loss) before minority interest	4,555	4,319	(22,036)	(36,829)
Income (loss) applicable to minority interest	1,688	1,534	(7,689)	(12,780)

Income (loss) to common stockholders	2,867	2,785	(14,347)	(24,049)
Preferred dividends	(463)	(462)	(463)	(462)

Net income (loss) available to common stockholders	$2,404	$2,323	$(14,810)	$(24,511)

Basic earnings (loss) per share	$0.30	$0.29	$(1.82)	$(3.01)
Diluted earnings (loss) per share	$0.30	$0.29	$(1.82)	$(3.01)

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

13.    Transactions with Affiliate and Significant Lessee

        On July 31, 2001, we closed on the sale of 6.5 golf courses to Legends, including the Myrtle Beach courses, for $89.4 million, consisting of cash of approximately $44.7 million, a redemption of 3.7 million shares/OP units valued at $44.7 million and a release of obligations to pay us $6.6 million which represented all of its obligations under its working capital loans, other than interest. Prior to July 31, 2001, we accepted superior offers on an additional 4.0 golf courses (3.0 golf courses which we have closed on the sale and 1.0 golf course which we are now managing) of the other 6.0 golf courses that were originally subject to the Legends purchase and sale agreement. With respect to the remaining 2.0 golf courses subject to the agreement, Legends notified us that it intended to terminate its obligations to purchase the Bonaventure Country Club as a result of environmental and title problems that are alleged to exist. We disputed Legends' ability to terminate its obligations to purchase that golf course. This dispute was settled through arbitration which concluded on November 30, 2001, with Legends prevailing in their claim allowing them to terminate their obligation to purchase the Bonaventure Country Club. We have recently signed a purchase and sale agreement for Bonaventure with another party.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         Compensation Committee of the Board of Directors
Golf Trust of America, Inc. 1998 Employee Stock Purchase Plan:

        We have audited the accompanying statements of financial condition of the Golf Trust of America, Inc. 1998 employee stock purchase plan, or the plan, as of as of May 22, 2001 and December 31, 2000, and the related statements of changes in net assets for the two years in the period ended December 31, 2000, and for the period from January 1, 2001 through May 22, 2001. These financial statements are the responsibility of the plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 to the financial statements, the stockholders of Golf Trust of America, Inc., the plan's sponsor, approved a plan of liquidation on May 22, 2001. Effective with the adoption of the plan of liquidation, the plan was terminated.

        In our opinion, such financial statements present fairly, in all material respects, the financial condition of the plan at at May 22, 2001 and December 31, 2000, and the related statements of changes in net assets for the two years in the period ended December 31, 2000, and for the period from January 1, 2001 through May 22, 2001, in conformity with accounting principles generally accepted United States of America.

Charlotte, North Carolina                                                                                        BDO Seidman, LLP
March 22, 2002

GOLF TRUST OF AMERICA, INC. 1998

EMPLOYEE STOCK PURCHASE PLAN STATEMENT OF FINANCIAL CONDITION

	May 22, 2001	December 31, 2000
ASSETS:
Receivable from Golf Trust of America, Inc.:
Participant contributions	—	$8,886
Employer contributions	—	1,514

Net assets	—	$10,400

See accompanying notes to financial statements.

GOLF TRUST OF AMERICA, INC. 1998

EMPLOYEE STOCK PURCHASE PLAN STATEMENT OF CHANGES IN NET ASSETS

		Year ended December 31,
	Period January 1 to May 22, 2001
		2000	1999
Net assets at the beginning of the period	$10,400	$26,965	$49,061
Additions:
Participant contributions	—	26,663	67,549
Employer contributions	—	2,652	11,921

Total additions	—	29,315	79,470
Deductions:
Purchase and distribution of common stock to participants	10,400	45,880	101,566

Net assets at the end of the period	$—	$10,400	$26,965

See accompanying notes to financial statements.

GOLF TRUST OF AMERICA, INC.

1998 EMPLOYEE STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS

1.    The Plan and Plan Termination:

        Our board of directors adopted the Golf Trust of America, Inc. 1998 employee stock purchase plan, or the plan, in March 1998, which became effective on March 1, 1998. The plan terminated in accordance with its terms upon stockholder approval of the plan of liquidation on May 22, 2001 (which constituted a change of control as defined in the plan).

General:

        The plan was a qualified voluntary contribution plan designed to enable our eligible employees and directors, or the participants, to purchase our common stock at a discount. The plan allows each participant to purchase up to $25,000 per year of our common stock.

Participants Contributions:

        Full time employees who completed three months' service with us were eligible to participate in the plan by payroll withholding at any time during each purchase period. Participants elect to participate in the plan by completing and submitting an election form to the plan administrator.

Employer Contributions:

        Employer contributions represent the discount or aggregate difference between the market value price of our common stock and the established discount purchase price at the end of a purchase period.

Distributions:

        Our transfer agent and registrar issues shares of common stock upon receipt of participant and our contributions. The transfer agent and registrar then prepares stock certificates, which are registered in the participant's name, and holds such certificates on behalf of the participants or issues stock certificates to the participant upon their written request. Accordingly, all shares purchased under the provisions of the plan were deemed to be immediately distributed to the participants.

2.    Summary of Significant Accounting Policies:

Basis of Accounting:

        The accompanying financial statements have been prepared on the accrual basis of accounting.

Administrative expenses:

        We paid all administrative expenses of the plan.

Distributions:

        Distributions are recorded when common stock has been distributed to participants.

3.    Internal Revenue Service Status:

        The plan was a qualified plan under Section 423 of the Internal Revenue Code. Participants are subject to any required tax withholding by us on the discount/compensation earned under the plan.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Directors and Stockholders
Golf Trust of America, Inc.

        The audits referred to in our report dated March 22, 2002 relating to the consolidated financial statements of Golf Trust of America, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

        In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

                      BDO Seidman, LLP

Charlotte, North Carolina
March 22, 2002

Schedule III
Golf Trust of America
Real Estate and Accumulated Depreciation
December 31, 2001

							Gross Amounts of Which Carried at End of period
		Initial Cost			Cost Capitalized Subsequent to Acquisition								Life on Which Depreciation in Latest Statement of Operation is Completed(3)
Property/Location			Building & Improvements					Building & Improvements		Accumulated Depreciation	Date of Construction	Date Acquired
	Encumbrances(4)	Land		Other	Improvements	Other(1)(2)	Land		Total(2)
Eagle Ridge Inn & Resort—Galena, IL	$—	$7,087	$39,913		$5,254	$—	$7,087	$45,167	$52,254	$8,024	1977	5/22/1998	3-30 years
Sandpiper Golf Course—Santa Barbara, CA	—	2,668	33,832		833	(4,389)	970	32,345	33,315	2,421	1972	3/6/1998	3-30 years
Bonaventure—Green Monster and The Resort Course—Ft. Lauderdale, FL	—	2,912	21,588		4,115		2,912	25,703	28,615	4,584	1970	1/1/1998	3-30 years
Miscellaneous investments	—	10,498	54,619		5,527	—	10,498	60,146	70,644	9,489	Various	Various	Various
Asset write-downs	—					(45,043)	—		(45,043)		1974	12/19/1997	3-30 years
Total	$—	$23,165	$149,952		$15,729	$(49,432)	$21,467	$163,361	$139,785	$24,518

(1)
Includes Sale of parcel of land at Sandpiper Golf Course in June 1999
(2)
Impairment losses of $45.0 million were recorded to adjust golf course assets to estimated fair value.
(3)
Depreciation expense was not recorded during the year ended December 31, 2001 because all of our assets were deemed to be held for sale.
(4)
All of these assets serve as collateral under our Credit Agreement.

Balance at beginning of period	$375,907
Additions during period:
Improvements, etc.	1,700
Other	97
Deductions during period:
Cost of real estate sold	(188,162)
Write-off of obsolete assets	(2,467)
Redemption of collateral	(1,984)
Asset write downs	(45,043)
Other	(263)

Balance at close of period	$139,785

S-1

Schedule IV

Golf Trust of America, Inc.

Mortgage Loans on Real Estate

December 31, 2001

Description	Interest Rate	Final Maturity Date	Prior Liens	Face Amount of Mortgage	Additional Tranche	Capitalized Mortgage Costs	Less: Write-down	Carrying Amounts of Mortgage	Principal Amount Of Loans Subject to Delinquent Principal or Interest
Golf Host Resorts, Inc.	10.854%-10.896%	6/20/2027	$—	$69,975,000	$9,000,000	$133,046	$19,108,046	$60,000,000	$78,975,000

Period Payment Terms

        Note receivable interest only of $752,638 at rates between 10.75% and 11.58% monthly with 5% annual increases continuing until 2002. Original face amount bears interest at 11.44% and the $9 million additional loan amount (Tranche I) bears interest at rates from10.75% to 11.58% with 5% annual increases continuing until 2002.

This mortgage serves as collateral under our credit agreement.

S-2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charleston, South Carolina, on March 31, 2002.

GOLF TRUST OF AMERICA, INC.
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II	President, Chief Executive Officer and Chairman of the Board of Directors	March 31, 2002
/s/ SCOTT D. PETERS Scott D. Peters	Senior Vice President, Chief Financial Officer and Director	March 31, 2002
/s/ ROY C. CHAPMAN Roy C. Chapman	Director	March 31, 2002
/s/ RAYMOND V. JONES Raymond V. Jones	Director	March 31, 2002
/s/ FRED W. REAMS Fred W. Reams	Director	March 31, 2002
/s/ EDWARD L. WAX Edward L. Wax	Director	March 31, 2002

EXHIBIT INDEX

        Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

        The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2001 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this annual report.

No.	Description
2.1	Plan of Liquidation and Dissolution of Golf Trust of America, Inc., as approved by stockholders on May 22, 2001 and as currently in effect (previously filed as Exhibit 2.1 to our company's Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).
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
3.1.3
Articles of Amendment of Golf Trust of America, Inc. dated May 22, 2001, as filed with the State Department of Assessments and Taxation of Maryland on May 25, 2001 (previously filed as Exhibit 3.1 to our company's Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).
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
3.3.1
Bylaws of Golf Trust of America, Inc., as amended and restated by the Board of Directors on February 16, 1998 (previously filed as Exhibit 3.2 to our company's Quarterly Report on Form 10-Q, filed May 15, 1998 and incorporated herein by reference).
3.3.2
Bylaws of Golf Trust of America, Inc., as amended and restated by the Board of Directors on March 27, 2001 (previously filed as Exhibit 3.3 to our company's Quarterly Report on Form 10-Q, filed May 15, 2001 and incorporated herein by reference).
3.3.3
Bylaws of Golf Trust of America, Inc., as amended and restated by the Board of Directors on August 20, 2001 and as currently in effect (except for the provision amended by the following exhibit 3.3.4) (previously filed as Exhibit 3.3 to our company's Current Report on Form 8-K, filed August 30, 2001 and incorporated herein by reference).
3.3.4*	Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on March 15, 2002 and as currently in effect.
4.1
Form of Share Certificate for Golf Trust of America, Inc. Common Stock (previously filed as Exhibit 4.3 to our company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

4.2
Form of Share Certificate for Golf Trust of America, Inc. Series A Preferred Stock (previously filed as Exhibit 3.2 to our company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).
4.3
Shareholder Rights Agreement, by and between Golf Trust of America, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to our company's Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).
4.4†
Voting Agreement, between Golf Trust of America, Inc. and the holder of all of its outstanding shares of Series A Preferred Stock, AEW Targeted Securities Fund, L.P., dated February 22, 2001 (previously filed as Exhibit 4.2 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
4.5
Voting Agreement, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc. and the holders of operating partnership units named therein, dated as of February 14, 2001 (previously filed as Exhibit 4.3 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.1.1
First Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") of Golf Trust of America, L.P., dated February 12, 1997 (previously filed as Exhibit 10.1 to our company's Annual Report on Form 10-K, filed March 31, 1997, and incorporated herein by reference).
10.1.2
First Amendment to the Partnership Agreement of Golf Trust of America, L.P., dated as of February 1, 1998 (previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).
10.1.3
Second Amendment and Consent to the Partnership Agreement of Golf Trust of America, L.P., as amended, dated as of February 14, 2001 (previously filed as Exhibit 10.3 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through March 22, 2002.
10.1.5
Designation of Class B Common OP units of Golf Trust of America, L.P., dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to our company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).
10.1.6
Designation of Series A Preferred OP units of Golf Trust of America, L.P., dated April 2, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.3 to our company's Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).
10.1.7
Designation of Series B Preferred OP units of Golf Trust of America, L.P., dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.6 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.1.8
Designation of Series C Preferred OP units of Golf Trust of America, L.P., dated July 28, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.7 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

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
10.16.1
First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.16.2
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.17.1
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.17.2
Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
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
10.20.1
Purchase and Sale Agreement, between Golf Trust of America, L.P., as seller, and Legends Golf Holding, LLC, as buyer, dated as of February 14, 2001 (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed August 14, 2001, and incorporated herein by reference).
10.20.2
First Amendment to Purchase Agreement, Fifth Amendment to Lease Agreement (Bonaventure Golf Club) and Settlement Agreement by and among Golf Trust of America, L.P., Legends Golf Holding, LLC, Legends at Bonaventure, Inc., Larry Young and Danny Young, dated as of July 30, 2001 (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed August 14, 2001, and incorporated herein by reference).
10.21
Confidentiality and Standstill Letter Agreement between Golf Trust of America, Inc. and The Legends Group, dated as of February 14, 2001 (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
12.1*	Computation of Earnings to Fixed Charges
21.1*	List of Subsidiaries of Golf Trust of America, Inc.
23.1*	Consent of BDO Seidman LLP
24.1	Powers of Attorney (included under the caption "Signatures")
99.1
Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company's definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

Documents Incorporated By Reference
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Properties Sold Since January 1, 2001
Properties Held for Sale as of March 22, 2002
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH OUR CERTIFIED PUBLIC ACCOUNTANT
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
2000 Option Grants
2001 Option Exercises Year-End Holdings
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG GOLF TRUST OF AMERICA, INC., S&P 500 INDEX AND NAREIT INDEX
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENT OF NET ASSETS AS OF DECEMBER 31, 2001 (LIQUIDATION BASIS) AND CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 (GOING CONCERN BASIS) (in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS) AND INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (GOING CONCERN BASIS) (in thousands, except per share data)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS) AND FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (GOING CONCERN BASIS) (in thousands)
GOLF TRUST OF AMERICAN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
GOLF TRUST OF AMERICA, INC. 1998 EMPLOYEE STOCK PURCHASE PLAN STATEMENT OF FINANCIAL CONDITION
GOLF TRUST OF AMERICA, INC. 1998 EMPLOYEE STOCK PURCHASE PLAN STATEMENT OF CHANGES IN NET ASSETS
GOLF TRUST OF AMERICA, INC. 1998 EMPLOYEE STOCK PURCHASE PLAN NOTES TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX