Form 10-Q
period 2002-03-31
GOLF TRUST OF AMERICA INC
filed 2002-05-15
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: March 31, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                              to

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0724736 (I.R.S. Employer Identification Number)
14 North Adger's Wharf, Charleston, South Carolina (Address of principal executive offices)	29401 (Zip Code)

(843) 723-4653
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On May 10, 2002, there were 7,872,443 common shares outstanding of the registrant's only class of common stock. On May 10, 2002, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

The Exhibit Index begins on page 52.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2002

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2002 (unaudited) and December 31, 2001	3
Condensed Consolidated Statement of Changes in Net Assets (unaudited) for the Three Months Ended March 31, 2002 (Liquidation Basis) and Condensed Consolidated Statement of Net Loss (unaudited) for the Three Months Ended March 31, 2001 (Going Concern Basis)	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 (Liquidation Basis) and March 31, 2001 (Going Concern Basis)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 2. Changes in Securities	49
Item 3. Defaults upon Senior Securities	49
Item 4. Submission of Matters to a Vote of Security Holders	49
Item 5. Other Information	49
Item 6. Exhibits Index and Report on Form 8-K	49
Signatures	50
Exhibit Index	51

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
(in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Real estate and mortgage note receivable—held for sale	$175,267	$175,267
Cash and cash equivalents	10,889	14,762
Restricted cash	2,127	2,124
Receivables—net	6,267	5,441
Other assets	498	567

Total assets	195,048	198,161

LIABILITIES
Debt	95,469	95,469
Accounts payable and other liabilities	4,778	4,768
Dividends payable	1,387	925
Reserve for estimated costs during the period of liquidation	14,558	16,060

Total liabilities	116,192	117,222
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	136,192	137,222
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP unit holders)	$58,856	$60,939

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (LIQUIDATION BASIS) AND CONDENSED CONSOLIDATED STATEMENT OF NET LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (GOING CONCERN BASIS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Rent from affiliates	$—	$4,115
Rent	1,961	5,272
Mortgage interest	—	2,324
Revenue from managed golf course operations	2,771	1,096

Total revenues	4,732	12,807

Expenses:
General & Administrative	1,128	4,246
Costs associated with the plan of liquidation	—	7,350
Direct expenses from managed golf course operations	2,563	1,069

Total expenses	3,691	12,665
Operating income	1,041	142

Other (expense) income:
Interest income	157	427
Interest expense	(1,424)	(5,068)
Gain on disposal of assets	—	207

Total other expense	(1,267)	(4,434)

Loss before minority interest	(226)	(4,292)
Loss applicable to minority interest	—	(1,465)

Loss before adjustment for liquidation basis	(226)	(2,827)
Adjustment for liquidation basis of accounting	(860)	—

Net loss	(1,086)	(2,827)

Dividends and Distributions:
Preferred dividends	(462)	—
Dividends/distributions to common stock and operating partnership unit holders		—
Value of operating partnership units redeemed in sale of Golf Courses	(535)	—

Total Dividends and Distributions	(997)	—

Net loss to holders of common stock		$(2,827)

Net change in net assets available to holders of common stock and operating partnership unit holders	$(2,083)

Basic loss per share		$(.35)

Weighted average number of shares—basic		8,176

Diluted loss per share		$(.35)

Weighted average number of shares—diluted		8,176

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (LIQUIDATION BASIS)
AND MARCH 31, 2001 (GOING CONCERN BASIS)
(in thousands)
(unaudited)

	March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,086)	$(2,826)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to liquidation basis of accounting	860	—
Gain on disposal of assets	—	(207)
Loan cost amortization	—	195
Straight-line interest, rent and other	(21)	(30)
Forgiveness of officer loans	—	2,983
Amortization of restricted stock compensation	—	1,544
Income applicable to minority interest	—	(1,465)
Increase in receivable from affiliate	—	(297)
(Increase) decrease in other assets	(741)	1,352
Increase in restricted cash	(3)	—
Decrease in accounts payable and other liabilities	(526)	(2,579)
Decrease in liquidation liabilities	(1,552)	—

Net cash used in operating activities	(3,069)	(1,330)
Cash flows from investing activities:
Golf course acquisitions and improvements	(810)	(826)
Net proceeds from golf course dispositions	—	19,111
Decrease in notes receivable	6	4

Net cash provided by (used in) investing activities	(804)	18,289
Cash flows from financing activities:
Net (repayments) borrowings on debt	—	(14,619)
Payments on notes	—	(88)
Loans to officers	—	(1,920)
Net proceeds from issuance of common stock	—	4

Net cash used in financing activities	—	(16,623)

Net increase (decrease) in cash and cash equivalents	(3,873)	336
Cash and cash equivalents, beginning of period	14,762	4,458

Cash and cash equivalents, end of period	$10,889	$4,794

Non-cash Investing and Financing Transactions
OP units redeemed as a non-refundable deposit in the sale of golf courses	535	—
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	1,424	5,068

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For The Three Months Ended March 31, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Plan of Liquidation

        Due to increasingly unfavorable trends in the golf course industry initially observed in 2000, including the supply and demand imbalance, the limited availability of debt and equity capital and the general impact of national and global economic concerns, on November 6, 2000 our board of directors formally directed management to develop a plan of liquidation and a related proxy statement for the board's consideration.

        On February 25, 2001, our board of directors adopted a plan of liquidation and directed that the plan of liquidation be submitted to our stockholders for approval. Our stockholders approved the plan of liquidation at a special meeting of the stockholders on May 22, 2001. The plan of liquidation authorizes our board of directors to sell any and all of our assets without further approval by our stockholders. The plan of liquidation contemplates the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses (possibly including the establishment of a reserve or purchase of an insurance policy to cover contingent liabilities) and the redemption of our preferred stock, after which the plan of liquidation authorizes us to make liquidating distributions to our common stock holders. All of our remaining golf courses are now held for sale as a result of our stockholders' approval of the plan of liquidation on May 22, 2001.

        Immediately after the September 11, 2001 terrorist attacks, our golf course sales negotiations stalled as potential buyers (and their financing sources) waited to assess the economic impact of the attacks. Two of the economic sectors most affected by the attacks and the recession generally have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors and we believe our business is suffering from the public's pessimism and hesitancy to travel. Currently only 3.5 of our 19.5 golf courses are subject to a performing participating lease with an independent third party, while we directly manage the operations of 10 of our golf courses. In those cases, we are making the necessary improvements and seeking to increase rounds. Recently, sales negotiations have resumed on many of our golf course assets; however, potential buyers are submitting bids lower than those received prior to September 11, 2001 and some of our completed sales since that time have closed for proceeds below the lower end of management's originally estimated range. Moreover, a "buyer's market" seems to be developing, as other operators' financial difficulties are resulting in many more golf courses being listed for sale. As a result, because of the falling prices for golf courses in some of our markets, we face an increased risk that our ultimate liquidating distributions to common stockholders will be below the lower end of management's originally estimated range. These factors prompted us to retain Houlihan Lokey Howard & Zukin, "Houlihan Lokey", to advise us on strategic alternatives available to enhance stockholder value as discussed in more detail below.

        We also face a greater risk that our liquidation process will take longer than 24 months from inception, as originally estimated. In particular, our efforts to preserve the value of our participating mortgage investment might extend beyond 2003. We are the lender under a $79 million participating mortgage, which is secured by the Innisbrook Resort, near Tampa, Florida. Innisbrook is a destination resort with four golf courses, condominium units (rental pool) and conference facilities. (We refer to this as a "participating" mortgage because the required mortgage payments include an interest component related to the borrower's income from operations at the resort.) Since November 1, 2001 the borrower/resort-operator has failed to make its required interest payments to us. Its payment default impairs the resale value of our participating mortgage. As a result of the borrower's continuing default, we have accelerated the loan's principal, which is now past due. We are in negotiations with the borrower regarding a potential consensual foreclosure or a potential conveyance in lieu of foreclosure. However, even if we obtain ownership of the resort, we would face the difficult task of seeking to revive its revenues. Moreover, the resort faces other problems besides declining business. Many of the resort's condominium owners have initiated legal action against the borrower regarding an arrangement whereby the condominiums, when not being used by their owners, are placed in a pool and rented as hotel rooms to guests. We are not a party to that lawsuit; however, it affects us insofar as it imposes costs on our borrower and impairs the value of the collateral we might obtain in the event of foreclosure. Our board recently decided that at the present time our best opportunity for preserving stockholder value is to seek a resolution to these and related issues at the resort prior to selling the participating mortgage (or the asset in the event of our foreclosure of our loan to the borrower) in its distressed condition. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to preserve our investment could take many months; moreover, we face the risk that we might be unsuccessful and might ultimately sell our interest in this asset or our participating mortgage, as applicable, for a loss. In the short term, our ability to continue with the plan of liquidation is also contingent on our obtaining an extension from the lenders under our term loan, which matures on June 30, 2002. Although we can provide no assurances at this time regarding the prospects of receiving an extension of the maturity date of the loan, we have engaged in what we believe are a number of constructive preliminary meetings with our lenders. See "Credit Agreement" below. Our board will continue to evaluate all of our options in its efforts to preserve and return stockholder value.

        As a result of these issues, on February 13, 2002, we retained Houlihan Lokey to advise us on strategic alternatives available to assist us in our efforts to seek to enhance stockholder value. In connection with this engagement, Houlihan Lokey reviewed our current corporate strategy, various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation, and other strategic alternatives independent of the plan of liquidation.

        Houlihan Lokey's analysis concluded that, among those alternatives, continuing with our plan of liquidation is the strategy most likely to preserve stockholder value to the greatest degree, with the most significant risk being the maturity on June 30, 2002 of the term of our loan. As of May 10, 2002 we owe $86.4 million under the credit agreement to a syndicate of lenders led by Bank of America. We will need our lenders' cooperation to restructure or extend the term of our debt to obtain additional time to complete our plan of liquidation. We met with our lenders on April 8, 2002 to discuss the prospects of an extension to the term of our loan and we are awaiting their proposal. Houlihan Lokey assumed that we will succeed in completing the sale of our assets no later than May 22, 2003, with the exception of our lenders' interest in the participating mortgage, which we would expect to sell no later than December 31, 2005. We believe this additional time will likely allow resolution of the issues surrounding (1) the current default of the borrower, Golf Hosts, under the participating mortgage, (2) the class action litigation brought against the borrower by the association of condominium owners at the resort, and (3) the operational issues at the resort property.

        Following receipt of Houlihan Lokey's report on March 15, 2002, our board of directors unanimously voted to proceed with (i.e., not to seek stockholder authorization to change the terms of) our plan of liquidation. Pursuant to the plan's mandate of an orderly liquidation, our board of directors further decided that at the present time to hold our lender's interest in the participating mortgage on the Innisbrook Resort pending resolution of the issues mentioned above in furtherance of seeking to maximize shareholder value.

Credit Agreement

        On July 25, 2001, we entered into an amended and restated credit agreement with our lenders (see Note 8 to the condensed consolidated financial statements). Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our golf courses, our lessees and our borrower under the participating mortgage, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our credit agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. There is a risk that the lenders would not market the golf courses as effectively as we would and, therefore, achieve less attractive sales prices. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to stockholders would be lower. On April 8, 2002, we met with our lenders regarding the prospects of an extension of our credit agreement, which matures on June 30, 2002, and we are awaiting their proposal.

2. Organization and Basis of Presentation

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT, originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of May 10, 2002, we hold participating interests in 9.5 golf courses and direct controlling interests in 10.0 golf courses, 15.5 of these 19.5 golf courses are owned by us and four are collateral for a 30-year participating mortgage wherein we are the lender. Of the 15.5 courses that we own, 14.0 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The 19.5 golf courses are located in Florida (9), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), New Mexico and California. Golf course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation, holds a 98.7 percent interest in our operating partnership as of May 10, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 98.5 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Adjustment to liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of March 31, 2002 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of March 31, 2002. An adjustment of $860,000 is included in the March 31, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect the current capital expenditure commitments at our golf courses, primarily Eagle Ridge. There were no other adjustments to the liquidation basis of accounting for the three months ended March 31, 2002. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units (excluding intra-company holdings) outstanding at May 10, 2002 is 7,982,720. Of this amount, 365,380 shares of common stock are pledged as collateral under a participating lease and/or a participating mortgage wherein our counter-parties are in default and, therefore, such instruments and collateral are the subject of default proceedings.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with executing the plan of liquidation. These amounts can vary significantly due to, among other factors, the timing and actual receipt of proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid over the liquidation period.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2001	Payments	Adjustments	March 31, 2002
Severance	$5,128,000	$(19,000)	$—	$5,109,000
Professional fees	5,541,000	(1,052,000)		4,489,000
Financial advisor fees	899,000	(75,000)		824,000
Capital expenditures	617,000	(810,000)	860,000	667,000
Other	3,875,000	(406,000)		3,469,000

Total	$16,060,000	$(2,362,000)	$860,000	$14,558,000

        Included in the severance amounts above are payments due our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the plan of liquidation (which has already occurred) and our repayment of our obligations under the credit agreement. Additional payments aggregating approximately $1,895,000 are payable upon the later of the one-year anniversary of our board of directors' adoption of the plan of liquidation (which has already passed) and our repayment of our obligations under the credit agreement. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

3. Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and under the liquidation basis of accounting following stockholders' approval of the plan of liquidation on May 22, 2001, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2001.

4. Mortgage Note Receivable

        In June 1997, our operating partnership closed and funded an initial $69.975 million participating loan to Golf Host Resorts, Inc., an entity affiliated with Starwood Capital Group LLC. The participating loan is secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida. The additional collateral included cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which could have been released upon the achievement of certain performance levels. The operator of the resort Hotel Company Westin, guaranteed up to $2.5 million of debt service for each of the first five years, which guarantee has been substantially funded. The initial loan of $69.975 million was increased by an additional $9 million loan (creating a total principal loan amount of $78.975 million), which was used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

        The loan term is 30 years from inception, with an initial base interest rate of 9.6% per annum (11.44% per annum at December 31, 2001), annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

        Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of Golf Host Resorts on March 3, 2000. These shares of common stock continue to be pledged as security for the borrower's performance under the participating loan.

        Prior to the borrower's default discussed below, we recognized interest income on a straight-line basis. Interest income in excess of the cash received for this participating mortgage for the three months ended March 31, 2001 was $67,000.

        On November 14, 2001, we forwarded a notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a notice to the borrower based upon its non-payment of the October 2001 interest payment on the participating mortgage. On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous letter constituted an event of default by the borrower under the participating mortgage. On March 8, 2002, we notified borrower that due to its continued failure to cure the event of default, all of the borrower's obligations under the participating mortgage have been accelerated. Additionally, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook operator, that it is in default under a subordination agreement among us, borrower and Westin for failing to remit payments directly to us, on behalf of borrower. Negotiations regarding a consensual foreclosure are ongoing and expected to be concluded by June 30, 2002. Due to these defaults by our counter-parties, we have not recognized rent under the participating lease for Lost Oaks since August 2001 nor interest under the participating mortgage for Innisbrook since October 2001.

5. Commitments and Contingencies

        Sandpiper Golf Course.    Judicial complaints have been filed against GTA related to the Sandpiper Golf Course alleging that we breached our promise under the golf utilization agreement and failed to perform as landlord under the terms of the applicable participating lease. The plaintiffs are seeking damages in excess of $50 million. It is not possible to predict the outcome of these disputes and, accordingly, the financial statements do not include adjustments that may be required in connection with the resolution of these complaints.

        On January 18, 2001, Sandpiper at SBCR, LLC, the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc., or EII, filed a complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which GTA owns the golf course, Sandpiper-Golf Trust LLC, or SGT. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998. EII secured a letter of credit guaranteeing the lessee's performance under the participating lease. The complaint alleges that the Sandpiper lessee is excused from paying rent under the participating lease because SGT has failed to perform certain obligations under the participating lease and under an alleged amendment to the participating lease. The complaint does not allege a cause of action for breach of the participating lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the participating lease, terminating the participating lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the participating lease. On January 24, 2001, the Sandpiper lessee sought and obtained a temporary restraining order prohibiting SGT from issuing notices of default, terminating the participating lease, or drawing on the letter of credit pending a preliminary injunction hearing initially scheduled for February 2, 2001. On January 27, 2001, the parties entered into a standstill agreement, pursuant to which the temporary restraining order dissolved by its terms on February 2, 2001. In addition, SGT agreed, among other things, not to terminate the participating lease based on the current disputes between the parties pending the outcome of the dispute resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award it may be obligated to pay.

        Pursuant to the terms of the participating lease, the parties agreed to arbitrate this dispute. An arbitration hearing took place on December 14 through 18, 2001, on January 8 through 12, 2002, on March 5 through 7, 2002, and on April 16 through 18, 2002. The parties are scheduled to file post-hearing arbitration briefs on May 14, 2002. It is not possible at this time to predict the outcome of this dispute.

        On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America,  Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The complaint seeks compensatory damages of not less than $50,000,000, interest, punitive damages, costs of suit (including attorney's fees), and specific performance. On June 22, 2001, defendants filed a demurrer to the complaint and a motion to stay the action pending the outcome of the arbitration to be conducted in the dispute described in the first Sandpiper paragraph above. (A "demurrer" is a motion to dismiss the lawsuit on the grounds that the plaintiff's allegations do not state a claim upon which relief may be granted.) Following a hearing on the demurrer and the motion to stay on September 17, 2001, the Court granted the motion to stay the action pending the outcome of the arbitration. At a case management conference held on January 28, 2002, the Court continued the stay until April 8, 2002. The Court did not rule on the demurrer. On March 11, 2002, the Court granted defendants' motion to expunge the lis pendens that plaintiffs had recorded against the property relating to this action. (A "lis pendens" is a notice filed in the public records warning potential purchasers of the property that it is the subject of litigation and that if they were to acquire the property they would be in danger of being bound by an adverse judgment.) The Court also awarded defendants attorneys' fees incurred in filing the motion to expunge the lis pendens. Plaintiffs filed a petition for a writ of mandate with the Court of Appeals seeking to have the lower Court's decision overturned. On May 1, 2002, the Court of Appeals summarily denied the petition without comment. Plaintiffs may file a petition for review with the California Supreme Court. The parties have conducted no discovery to date. It is not possible to predict the outcome of this dispute.

        Palm Desert Country Club.    Dahoon Investment Company, Inc. sued us and GTA Palm Desert L.L.C. on or about November 20, 2001 in the Riverside County Superior Court for (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested plaintiff's claims, however, at the present time we cannot predict the outcome of this litigation.

        Osage National Golf Club.    An action titled, Osage National Golf Club, Inc. et al. v. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP units and that because of this misrepresentation the OP units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecified punitive damages. A scheduling conference was held in this case with the Court in late February 2002. The case is tentatively set for trial on October 23, 2002 and the parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs failed to produce a corporate representative for the scheduled deposition and plaintiffs have not yet responded to our discovery requests. In addition, the former manager of plaintiffs, who we believe had the most knowledge of plaintiffs' claims, has died. Because of the uncertainty as to plaintiffs' potential witnesses and because of the failure of plaintiffs to have properly responded to our discovery, we are unable at this time to assess the likely outcome of this case or the probable range of our loss.

        Concordia I, L.P. v. Golf Trust of America, Inc., et al.    On April 5, 2001, a class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland against Golf Trust of America, Inc., its directors and officers and Mr. Young. The lawsuit was brought by Concordia I, L.P., or Concordia, which claims to be a stockholder of Golf Trust of America, Inc. seeking to prosecute claims on behalf of all stockholders other than the defendants and their affiliates or immediate family members for damages in an unspecified amount. The plaintiff alleged that payments to certain officers under their amended and restated employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders and that these transactions constitute non-pro rata liquidating distributions allegedly in violation of our charter and Maryland law. The plaintiff alleged that a preliminary proxy statement contained materially misleading statements and omissions and, on that basis, the plaintiff sought to void any vote taken pursuant thereto. The plaintiff delivered to us on July 30, 2001 an amended class action complaint which, among other things, added Banc of America Securities LLC and Bank of America, N.A., as defendants. The matter was tendered to our directors and officers insurance carrier.

        We and our directors moved to dismiss the complaint for failure to state a claim upon which relief may be granted. On November 19, 2001, the Court granted the motion and dismissed the proxy misrepresentation claim on the ground that Concordia had failed to plead that it had relied on the proxy statement to its detriment. The Court also dismissed the claims for breach of fiduciary duty and violation of the corporate charter on the grounds that those claims could only be asserted derivatively. The Court, however, granted the plaintiff leave to replead these claims as derivative claims within 30 days. The plaintiff did not replead these claims within the allotted time, which has now expired.

        Mary Ella Crossley v. W. Bradley Blair, II, et al.    On January 28, 2002, we received a copy of a complaint that was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. Ms. Crossley is represented by the same plaintiff's counsel who represented Concordia I, L.P. in the action described above. The plaintiff alleges that payments to certain of our officers under their amended and restated employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the Company in the renegotiation of their amended and restated employment agreements. Finally, the complaint alleges that the actions of the defendants in approving the payments under the amended and restated employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. We have been informed by counsel for Banc of America Securities LLC that Crossley has agreed to dismiss Banc of America Securities LLC from the case without prejudice. On March 29, 2002, Golf Trust of America, Inc. and its directors and Mr. Young moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on the motion has been set for May 17, 2002. The matter has been tendered to our directors and officers insurance carrier. At this time, it is not possible to predict the outcome of this dispute.

Other Litigation

        Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri. This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or Hillcrest, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. Hillcrest received none of the proceeds of the redemption. Hillcrest asserts that because of this redemption it has suffered actual damages in an amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. The parties have not yet exchanged the initial disclosures required under the Federal Rules of Civil Procedure and there has been no discovery. At this time are unable to provide an assessment of the likely outcome of this case.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al. This is an action initiated by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Counts IV, V, and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. The Court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The Court did not explain its rulings on the remainder of plaintiffs' motion or on our, or Central Bank of Lake of the Ozarks, motions, except that "there remain substantial and genuine issues of material fact." On March 25, 2001, the Court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. Plaintiffs' time to appeal this ruling has not yet run and we do not know whether an appeal will be filed. Because of the uncertainty of an appeal by plaintiffs, we are unable at this time to provide an assessment as to a likely outcome or as to a probable range of loss.

        Ordinary Course Litigation.    Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. The participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. Other than as discussed above, we are not currently a party to any legal proceedings relating to the golf courses that would have a material adverse effect upon our business or financial position. It is, however, possible that in the future we could become a party to such proceedings.

Events of Default under the Participating Lease

        An event of default may be declared under a participating lease when a lessee fails to pay rent in a timely manner under a participating lease. In 2001, we elected to pursue legal remedies against our lessees under our participating leases at the following properties (which represents 6.0 golf courses): Sandpiper; Lost Oaks; and Innisbrook. None of these disputes have as yet been resolved. We have taken possession, and are currently managing, Tierra Del Sol, Osage, Mystic Creek, Wekiva and Stonehenge, and we are in various stages of litigation regarding to the possession of the other 6.0 golf courses. The holding period required by the bankruptcy court for the cash collateral pledged by the lessee under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. The 52,724 OP units and related past dividend payments pledged as collateral by the lessee under the Mystic Creek participating lease have not yet been released by the bankruptcy court; therefore, certain financial obligations of the lessee under this participating lease remain unpaid at March 31, 2002.

6. Other Assets

        Receivables-net consists of the following:

	(Liquidation Basis)
	March 31, 2002	December 31, 2001
	(in thousands)
Rent receivable	$1,524	$1,030
Note receivable for land sale	2,444	2,378
Loans to officers/employees	1,635	1,613
Other miscellaneous receivables—net	664	420

Receivables—Net	$6,267	$5,441

        The rent receivable includes approximately $869,000 of rent and ground lease payments attributed to the lessee's obligations to us at the Mystic Creek Golf Club. The holding period required by the bankruptcy court for the cash collateral pledged under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. The 52,724 OP units and related past dividend payments pledged by the lessee as collateral under the participating lease have not yet been released by the bankruptcy court; therefore, certain financial obligations of the lessee under this participating lease remain unpaid at March 31, 2002. The value of the OP unit collateral fluctuates with changes in the stock price and we face the risk that the collateral value will decline before it is released to us and can be applied to the lessee's outstanding obligations. We have been unable to take possession of the OP unit collateral due to the fact that the bankruptcy court automatically stayed the eviction action on February 25, 2000 that we had earlier commenced. However, the bankruptcy court issued a trial opinion on October 10, 2001 holding that the participating lease was a true lease not subject to modification in bankruptcy. We are hopeful (but cannot assure) that the OP unit collateral will be released by the bankruptcy court in the next 90 days allowing us to apply the proceeds against the remaining outstanding participating lease obligations of the lessee. No rent revenue was recognized for this golf course after October 2000.

        The note receivable for the sale of land is secured by a parcel of land adjacent to the Sandpiper Golf Course. This note matures on June 2, 2002.

        These loans to officers are non-recourse and are secured by 199,415 shares of common stock that had a fair market value at the time of the issuance of the note of $8 per share.

7. Debt

        Debt consists of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Credit Agreement
$95.5 million secured, with an interest rate of prime plus 1% for a current effective rate of 5.75% per annum at March 31, 2002, which matures June 30, 2002	$95,469	$95,469

Credit Agreement

        On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and the line of credit. This credit agreement consolidated the balances outstanding under our credit facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default alleged against us by our lender under our credit facility and line of credit were waived or cured upon the closing of the amended and restated credit agreement. The loans under the credit agreement mature on June 30, 2002. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We met the obligation for the first quarter from the cumulative payments from prior quarters). We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loan. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loan is equal to the higher of the federal fund rate plus 1.5% or the prime rate plus 1% per annum. The lenders' loan to us under the credit agreement is secured by mortgages on substantially all of our golf courses and certain other assets. Each of our material subsidiaries is a guarantor under the credit agreement.

        The credit agreement limits our ability to sell golf courses unless we receive net cash proceeds in excess of minimum amounts that are set forth in the credit agreement. The credit agreement contains a financial covenant regarding the minimum amount of cash rent that we receive each month. Non-financial covenants include maintenance of golf courses, requirements to insure the golf courses, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and participating mortgage, among others.

        Due to the impact of the economic slowdown on the operating performance of our lessees and our borrower, we face an increased risk that we may not be able to satisfy the cash rent financial covenant in our credit agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under the credit agreement. If we are unable to do so, the lenders could foreclose upon and sell our remaining golf courses. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions would be lower.

        On April 8, 2002, we met with our lenders regarding the prospects of an extension of the term of our credit agreement, which currently matures on June 30, 2002, and we are awaiting their proposal.

Restricted Cash

        The balance in restricted cash of $2,127,000 is comprised of $1,500,000, plus accrued interest that is being held in an interest-bearing escrow account pursuant to the terms of the credit agreement, to pay interest on the credit agreement at such time as the Innisbrook owner (our borrower under the participating mortgage) defaults in the payment of interest due under the Innisbrook participating mortgage and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less at the time such default occurs or during its continuance. The remaining balance in restricted cash is cash collateral of approximately $594,000, including accrued interest, that we hold in connection with the Mystic Creek Golf Course. These funds were held in a separate bank account in which our lenders have a security interest. The holding period required by the bankruptcy court for the cash collateral pledged by the lessee under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. In addition, a cash payment of $594,000 was remitted to our lenders as payment against the outstanding balance of the credit agreement.

8. Stock Options and Awards

Loans to Officers

        The compensation committee of the board has authorized us from time to time to make loans to our officers to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25, 2001 was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our Board's approval of the plan of liquidation on February 25, 2001. This debt forgiveness of $2,847,000 plus amortization of restricted stock compensation of $1,544,000 related to the accelerated vesting of 90,897 shares of restricted stock previously issued to our executive officers, was recorded as compensation expense in the first quarter of 2001.

        Pursuant to the terms of our officers' amended and restated employment agreements, dated as of February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans are evidenced by promissory notes from the executives and secured by their holdings of our common stock. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower's employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower.

9. Preferred Stock

Series A Preferred Stock

        On April 2, 1999, GTA completed a registered offering of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at a conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. GTA contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

        Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the board of directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share), or (ii) the cash dividend paid or payable on the number of shares of common stock into which a Series A preferred stock is then convertible (determined on each of the quarterly dividend payment dates referred to above). At March 31, 2002, we have accrued and unpaid preferred dividends totaling $1,387,500, which represents the amount of three preferred quarterly dividends.

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

        Except in certain circumstances relating to preservation of GTA's status as a REIT and as provided in the voting agreement described above, the Series A preferred stock is not redeemable at GTA's option prior to April 2, 2004. On and after such date, the Series A preferred stock will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00 plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and, thereafter, declining by 1% each year so that the premium is zero on and after April 2, 2008.

10. Subsequent Events

Asset Dispositions

        On May 9, 2002, we closed on the sale of Northgate Country Club (1.5 golf courses) to Northgate Country Club, LLC, the lessee, for total consideration of $10.875 million. We used the net proceeds to make a debt principal payment of $8.5 million.

GOLF TRUST OF AMERICA, INC.
Form 10Q Quarterly Report
For the Three Months Ended March 31, 2002

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT, originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses in the United States. As of May 10, 2002, we hold participating interests in 9.5 golf courses and direct controlling interests in 10.0 golf courses, 15.5 of these 19.5 golf courses are owned by us and four serve as collateral for a 30-year participating mortgage loan wherein we are the lender. Of the 15.5 courses that we own, 14.0 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The 19.5 golf courses are located in Florida (9), South Carolina (2), Michigan (1.5), Illinois (3.5), Missouri (1.5), New Mexico and California. We state golf course quantities in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation, holds a 98.7 percent interest in our operating partnership as of May 10, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 98.5 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Plan of Liquidation Overview

        On February 25, 2001 our board of directors adopted and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our company. As a result, we have departed from our historical business strategy and are engaged in a disposition of all of our assets pursuant to the approved plan of liquidation. Our board's decision to adopt the plan of liquidation followed a lengthy process in which our board and management reviewed with its financial advisors different strategic alternatives with the goal of maximizing stockholder value. The events and considerations leading our board to adopt the plan of liquidation are summarized in our Proxy Statement dated April 6, 2001 and our most recent Annual Report on Form 10-K.

        The plan of liquidation contemplates the orderly sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

        When we prepared our proxy statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. Our ability to complete the plan of liquidation within this time frame and within the range of liquidating distributions per share as stated in our proxy statement is now less certain. In particular, our ability to continue with the plan of liquidation is contingent upon our obtaining an extension from our lenders under our credit agreement, which currently matures on June 30, 2002. Although we can provide no assurance at this time regarding the prospects of receiving an extension of the maturity date of our loan, we have engaged in what we believe are a number of constructive preliminary meetings with our lenders.

        As of May 10, 2002, we have sold 27.5 golf courses, 26 of which closed in 2001 for total sales proceeds of approximately $215.5 million. Each of our golf course dispositions that closed prior to September 11, 2001 resulted in gross proceeds within the range originally estimated by our management. However, immediately after September 11th, golf course sales negotiations stalled as potential buyers waited to assess the economic impact of the terrorist attacks. We learned that some potential buyers faced internal moratoriums on new investments while other potential golf course buyers faced uncertain prospects of obtaining financing to support proposed acquisitions. In the final months of 2001, we sold 3.0 of the 26.0 golf courses for total consideration less than the low end of management's originally projected range. Nonetheless, considering the environment in which we and the country were operating in at that time (i.e., a threat of war and a widespread fear of biological terrorism), our board determined that each of those transactions was fair to, and in the best interest of, our company and our stockholders.

        The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the terrorist attacks, and the recession generally, have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors and we believe our business is still suffering from the public's fear of travel and hesitancy to engage in leisure spending.

        As reported in our 10-K, on February 13, 2002 we retained Houlihan Lokey Howard & Zukin, "Houlihan Lokey", to advise us on strategic alternatives available to seek to enhance stockholder value. Houlihan Lokey reviewed: (1) our approach for implementing the plan of liquidation, in which we attempt to sell each asset for the best price reasonably obtainable; and (2) two alternative approaches to implementing the plan of liquidation: a bulk sale of our remaining assets to a single purchaser or a forced liquidation, in which we would reduce our prices as needed in order to complete the plan of liquidation and make our final distribution to common stockholders within the 24 month time-frame originally anticipated.

        In a report dated March 15, 2002, Houlihan Lokey's analysis concluded that, of the alternatives considered, continuing with our then-current approach to the plan of liquidation was the most likely approach to maximize stockholder value, with the most significant risk being the need to renew (i.e., extend the maturity date of) our credit agreement, before it matures on June 30, 2002. As of May 10, 2002, we owe approximately $86.4 million under the credit agreement to a syndicate of lenders led by Bank of America. We will need our lenders' cooperation to restructure and extend the term of the loan to implement the plan of liquidation. On April 8, 2002, we met with our lenders regarding the extension of our credit agreement, which matures on June 30, 2002, and are awaiting their proposal.

        Following receipt of Houlihan Lokey's report, on March 15, 2002, our board of directors unanimously voted to proceed with (i.e., not to seek stockholder authorization to change the terms of) our plan of liquidation. Pursuant to the plan's mandate of an orderly liquidation, our board of directors further decided that at the present time it would be best to hold (rather than sell for its distressed value) our lender's interest in the participating mortgage on the Innisbrook Resort pending resolution of the issues described below.

        The following discussion of our projected liquidating distributions contains forward-looking statements regarding the amount and timing of any distributions and asset sales. The actual amount and timing of our liquidating distributions could vary materially from the projections below. Important factors that could cause such a variance are discussed in the section below entitled "Risks that might Delay or Reduce our Liquidating Distributions," below.

        Based in part on Houlihan Lokey's revised financial analysis, on April 1, 2002 we announced our revised projected range of liquidating distributions. At that time we estimated that common stockholders will ultimately receive between $6.01 and $9.43 per share in liquidating distributions. This estimated distribution range is based on revised estimated sale prices for each of our remaining assets. This estimated distribution range assumes that all of our golf course assets will be sold by the end of 2002, other than our lender's interest in the Innisbrook participating mortgage, which we have assumed will be liquidated in 2005. This estimated range further assumes that the litigation clouding the value of our interests in the Sandpiper Golf Course and the Innisbrook Resort will be resolved by that time. Preparing financial projections such as these involves numerous estimates and judgments, any or all of which could prove to be inaccurate. Accordingly, you should not place undue reliance on our projections. Moreover, updating these projections is a difficult and time-consuming process, particularly because of the complexity of the issues surrounding the Innisbrook Resort, certain of which are beyond our control. We have not prepared updated projections since April 1, 2002 and we do not intend to do so in the foreseeable future.

        Our credit agreement requires us to apply the net proceeds from each asset sale towards repayment of our debt. Absent unforeseen circumstances, we expect that we will be able to repay all of our debt within the next twelve months upon the sale of our assets. The terms of our preferred stock and our agreements with the preferred stockholder prohibit us from making any further distributions to common stockholders, except as required to maintain our REIT compliance, until the preferred stock is redeemed in full. After our preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to our common stockholders. However, we expect that the proceeds of our asset dispositions will not be sufficient to redeem our preferred stock in full until we liquidate our lender's interest in the participating mortgage at the Innisbrook Resort. We currently intend to hold our lender's interest in the Innisbrook Resort pending resolution of the problems currently impairing its resale value and, accordingly, we expect it to be our final asset to be liquidated. Consequently, we now expect not to make any distributions to our common stockholders until we have liquidated our lender's interest in the participating mortgage at the Innisbrook Resort, which might be subject to significant delays.

Asset Dispositions

        Considered in the aggregate, our total dispositions to date have been within the range originally projected by management. Total consideration for all golf course sales since January 1, 2001 are $215.5 million, which is within the originally projected range for those golf courses of between $213 million and $226 million.

        Northgate County Club.    On May 9, 2002, we closed on the sale of this golf course to Northgate Country Club, L.L.C., a Texas limited liability company, for total consideration of $10.875 million. The total consideration received from the purchaser for this asset includes $8.59 million in cash, 94,273 OP units valued at approximately $535,000 ($5.675 per unit, the 10-day trailing average as of March 25, 2002), and a promissory note in the original principal amount of $1.75 million. Prior to the closing, the purchaser made a deposit of $150,000 in cash, certain real estate and the redemption value of his OP units as security for performance under the purchase agreement. The promissory note, which matures on the third anniversary of the closing date, requires the purchaser to pay a principal payment of $375,000 on the first anniversary of the closing and $600,000 on the second anniversary of the closing, with the balance due at maturity. The promissory note bears interest at 8% per annum the first year, 9% per annum the second year and 10% per annum the third year. Additionally, the promissory note is secured by certain real estate and an assignment of certain partnership interests owned by the principals of the purchaser. We used the net proceeds to make a debt principal payment of $8.5 million.

Assets Held for Sale

Summary of Unsold Properties

        The following chart describes each of our unsold properties:

Properties Held for Sale as of May 10, 2002

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

		19.5

Our Participating Mortgage secured by the Innisbrook Resort

        We are the lender under a $79 million loan, secured by a participating mortgage on the Innisbrook Resort (other than the resort's condominium units). The loan is non-recourse to the borrower (except in the event of fraud, misappropriation or misrepresentation by the borrower). The Innisbrook Resort, located near Tampa, Florida is a destination golf resort that includes four high-end golf courses and an adjacent condominium and conference facilities. The borrower owns the Innisbrook Resort (other than the condominium units) and has engaged Troon Management Company, LLC to manage the golf courses and Westin Hotel Company to manage the hotel, condominium and conference facilities.

        We entered into the loan facility in June 1997. The original principal balance of $69.975 million was subsequently increased by $9 million (creating a total principal amount of $78.975 million), which the borrower used to finance a nine-hole expansion and other improvements to the Innisbrook Resort facilities. The loan term at inception was 30 years, with an initial base interest rate of 9.6% per annum (11.44% per annum at December 31, 2001) and annual increases of at least 5% but no more than 7% in the interest payment for the first five years. We refer to this loan as a participating mortgage because the required mortgage payments also include an interest component related to the borrower's income from resort operations. In this respect the participating mortgage is similar to our participating leases on our other golf course assets, under which the required rent payments include a component related to the lessee's income from operations. We have not recognized any participating interest since 1999 (see note 4 to our condensed consolidated financial statements).

        Besides the Innisbrook Resort, the collateral securing the borrower's performance under the participating mortgage currently includes 353,702 shares of GTA common stock and three condominium units at the Innisbrook Resort.

        The borrower's parent, Golf Hosts, Inc., which is an affiliate of Starwood Capital Group LLC, guaranteed all of the borrower's loan payment obligations. In June, 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to pay, in specified circumstances, up to

$2.5 million per year to the borrower for five years in the event that the resort does not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure Westin would continue to manage the resort pursuant to the existing management agreement.

        Subsequently, in October 1997, we acquired another nearby golf course, Lost Oaks of Innisbrook, and leased it to an affiliate of the borrower under a participating lease. That participating lease at Lost Oaks and the participating mortgage at Innisbrook were cross-defaulted such that a default under one asset would constitute a default under the other.

        The borrower and many of the condominium unit owners participate in an arrangement whereby the condominiums, when not being used by their owners, are placed in a pool and rented as hotel rooms to guests at the Innisbrook Resort. The condominium owners (as plaintiffs) have initiated legal action against the borrower and its corporate parent (as defendants) regarding various aspects of this arrangement. It is our understanding that the condominium owners' plaintiffs are seeking to resolve the following issues, among others:

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

  •
  whether the guaranteed lease agreement is invalid by reason of such alleged coercion and economic duress, and, if so, whether the condominium owners who entered into the guaranteed lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed lease agreement and the amount of income that would have been distributed to them had they remained subject to the master lease agreement;

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

        Neither GTA nor any of our affiliates is a party to that lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to make participating mortgage payments to us. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures our participating loan. In the event that we settle our dispute with the borrower, we may need to assume certain of its potential liabilities, including its potential liability in the condominium owners litigation.

        In November, 2001, the borrower informed us that the events of September 11th had significantly impacted the short- and intermediate-term operating performance of the Innisbrook Resort and that the borrower might default on its mortgage payments to us under the particpating mortgage. On November 6, 2001, we notified the borrower's affiliate, Lost Oaks, L.P., the lessee of our Lost Oaks Golf Club, that its failure to pay rent in arrears for the month of September, as well as late charges and interest, constituted an event of default under its participating lease.

        On November 1, 2001, the borrower failed to pay interest in arrears for the month of October when due, and on November 14, 2001 we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. On November 29, 2001, we notified borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous letter constituted an event of default of the borrower under our participating mortgage.

        On March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its loan to us as a result of its continuing default. On that same day, we sent a notice to Westin Hotel Company claiming that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it has breached the subordination agreement.

        We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin's management agreement with the borrower and our subordination agreement with Westin. This litigation might be expensive and time-consuming.

        The participating mortgage loan is a non-recourse loan, which means that following an event of default we cannot bring a legal action directly against the borrower to compel payment (except in the event of fraud, misappropriation or misrepresentation by the borrower), but instead our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units) and any other property of the borrower that has been pledged as collateral to us to secure the loan.

        We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. However, at this time, we cannot provide any assurance of a consensual resolution or settlement with the borrower. Even if we obtain ownership of the resort, we expect to face the difficult task of seeking to revive its revenues. As a part of any such resolution with the borrower we might be willing to agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the borrower might obtain judicial protection.

        We face a trade-off between (i) selling the participating mortgage now, as a distressed loan, which would likely result in a loss on our investment but would hasten the completion of our liquidation, and (ii) seeking to resolve these problems through a negotiated settlement or foreclosure of the Innisbrook Resort loan, which might allow us to recoup more of our investment, but which would likely take considerably more time. In March 2002, our board determined that at the present time it is in our stockholders' best interests to seek a negotiated resolution to these and related issues at the resort related to the borrower's default in order to allow us to best protect our collateral, including the resort. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment there could take many months. Moreover, we face the risk that we might be unsuccessful and might ultimately sell our interest for a loss.

        Our board will continue to evaluate all of our options from time to time in its efforts to preserve stockholder value and to implement the plan of liquidation.

Letters of Intent and Purchase Agreements

        As of May 10, 2002, we have entered into signed letters of intent and/or purchase agreements, as described below, for the disposition of 4.0 golf courses (i.e., Bonaventure (2), Wekiva, and Black Bear). If all of these arrangements close on their current terms, we would receive an aggregate of approximately $16.5 million in gross sales proceeds. All of these arrangements are scheduled to close in the next 60 to 120 days. However, these letters of intent and/or purchase agreements are subject to due diligence and other conditions, and might not result in closings. From time to time, we may consider multi-asset letters of intent, however, at the present time, no such non-binding commitments have been executed.

  •
  Bonaventure Country Club. We and Tavor Holdings, LLC, a Florida limited liability company, entered into a purchase agreement dated as of March 25, 2002 for the sale of the Bonaventure Golf Courses to the purchaser for $10.5 million. The purchaser has made a deposit of $500,000 and paid an extension fee of $250,000, which become non-refundable upon our delivery of marketable title on or before the closing date of May 14, 2002. Under the purchase agreement, the purchaser may extend the closing date to June 20, 2002, but if the purchaser closes after May 14, 2002 the purchase price shall be increased by an amount equal to the interest paid on $10.5 million at the then prevailing interest rate on our credit agreement. Additionally, the purchaser entered into a management agreement with us, executed contemporaneously with the execution of the purchase agreement, allowing it to operate the golf course until the closing date and pursuant to which it will be given a credit against the purchase price in the amount of the net revenues accruing between March 23, 2002 and the closing date. If the purchaser fails to complete the transaction on or before June 20, 2002, unless otherwise extended, then the operation of the Bonaventure Golf Courses will return to us and we will retain the earnest money deposit and the extension fee.

  •
  Eagle Ridge. On March 19, 2002, we entered a non-binding letter of intent to sell Eagle Ridge Inn and Resort in Galena, IL for a purchase price of $42.5 million, with a closing contemplated by June 30, 2002. On May 2, 2002, we terminated the prospective purchaser's exclusive negotiating right for the asset because of delays in contract execution, among other factors. We have advised the prospective purchaser that we may continue to negotiate a purchase contract with it, however, we would only do so at this time on a non-exclusive basis. We have also received three additional letters of intent on this asset from other parties which we may elect to pursue.

  •
  Wekiva Golf Course and Black Bear Golf Club. We have entered into purchase and sale agreements with LaConte Golf Group, LLC, a Florida limited liability company, on April 24, 2002 for the sale of Wekiva Golf Course for total consideration of $3.5 million for the sale of Black Bear Golf Club for total consideration of $2.5 million. The purchaser has made a deposit of $150,000 which shall be deemed non-refundable at the later to occur of (i) the end of the due diligence period, which is May 12, 2002, or (ii) May 17, 2002, the date that the purchaser's financing contingency expires. The closing date for both courses is scheduled for June 14, 2002; however, the purchaser may extend the time in which to obtain a commitment for financing for an additional thirty days past May 17, 2002 provided the $150,000 earnest money deposit becomes non-refundable as of May 17, 2002. In this event, the closing date would be extended for up to an additional thirty days from June 14, 2002. The total consideration received for both properties include $5.5 million in cash, and a promissory note in the original principal amount of $500,000 from the purchaser and the principals of the purchaser, including Richard LaConte, as joint and several co-obligors. The promissory note, which matures on June 8, 2003, requires a $250,000 principal payment to be made to us on November 22, 2002 with the balance due at maturity. The promissory note bears interest at 8.5% per annum during its term. Additionally, the promissory note will be secured by (i) a second priority lien on both golf courses, (ii) a first priority assignment of 100% of the membership interest in the purchaser, and (iii) an assignment to us of a portion of payments due to the purchaser from Petros Homes in the amount of $500,000.

  •
  Tierra Del Sol. On March 21, 2002, we entered a non-binding letter of intent with Touchstone Development, Inc. for the sale of Tierra Del Sol Golf and Country Club in Belen, New Mexico for a purchase price of $2.0 million. A draft purchase agreement and related documents were prepared and provided to the purchaser, but the purchaser elected to terminate the letter of intent. We are currently seeking a new buyer.

  •
  Lost Oaks of Innisbrook. On January 14, 2002 we entered into a non-binding letter of intent to sell the Lost Oaks Golf Club near Tampa, Florida for a price of $3.1 million. A purchase agreement and related documents were prepared and provided to the purchaser, but the purchaser has elected to terminate the letter of intent. We are currently seeking a new buyer.

        Of the potential pending sales, we face the risk that they might not occur in the time and manner anticipated; we believe this is particularly true in the case of potential multi-course sales. We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. Our letters of intent are non-binding, and, therefore, at this time, we can provide no assurances that purchase agreements will be executed. Even after we enter into purchase agreements, the buyer's obligation to close is often subject to conditions, some of which might be within the buyer's control. Accordingly, any of these sales could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on terms less favorable than described above.

Real Estate Held for Sale

        Prior to the adoption of the liquidation basis of accounting, real estate was stated at the lower of cost or estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. Additions, renovations or improvements were capitalized. Based upon a comprehensive review of all of our properties taking into account our intention to have stockholders vote to approve the plan of liquidation, our implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions, we determined that the value of certain real estate properties was impaired. As a result of this determination, we recorded a non-cash charge of $62.5 million in the latter six months of 2000 and additional non-cash charges aggregating of $41.6 million for the year ended December 31, 2001 to reflect real estate properties at estimated fair market value.

Commitments and Contingencies

Employment Agreements.

        Under the amended and restated employment agreements our senior executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of stockholder approval of the plan of liquidation (which has already occurred) and the repayment of our credit facility. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of our credit facility and the one-year anniversary of board adoption of the plan of liquidation. Any severance payments otherwise payable under the employment agreements will be reduced by the amount of the above payments that we may make.

        The payments to our executives described above might constitute parachute payments under the Internal Revenue Code and could be subject to excise tax. Such excise taxes could be triggered if a change in control were to occur after February 25, 2006, as defined by the Internal Revenue Code, and all payments due the executives under their amended and restated employment agreements were determined to be parachute payments. The amended and restated employment agreements require us to reimburse our executives for any such excise taxes. The amount of gross-up excise tax payments due could be significant. We do not anticipate that these excise taxes will be triggered and, therefore, have not recorded a reserve for such amount. The compensation committee of the board has authorized us from time to time to make loans to our officers to assist them in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25, 2001 was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made additional loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans are evidenced by promissory notes from the executives and secured by their common stock in us. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at March 31, 2002, principal and interest, is $1,634,000.

        These loans mature at the earliest of the following times: (i) February 25, 2006; (ii) three years following termination of the borrower's employment with our company; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell such common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the respective borrowers.

Results of Operations

Results of operations for the three months ended March 31, 2002 and 2001

        As of the shareholder approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting; therefore, direct comparisons cannot be drawn between the results of operations for the three months ended March 31, 2002 under the liquidation basis of accounting and the three months ended March 31, 2001 under the going concern basis.

        For the three months ended March 31, 2002 and 2001, we recognized $4,732,000 and $12,807,000, respectively, in revenue from the participating leases, the participating mortgage, and from the operations of the golf courses that we manage. The decrease in revenues of $8,075,000, or 63%, is primarily due to lost rental revenue of approximately $6,105,000 from the 26.0 golf courses that were sold in 2001. In addition, the borrower under the participating mortgage is in default, which resulted in lost interest income from the participating mortgage of approximately $2,324,000. We also experienced $1,042,000 in lost rental revenue from golf courses for which we have assumed operations either through a negotiated lease termination and transition agreement or through a termination as a result of a participating lease default. This lost rental revenue was offset by revenue from the operations of 10.0 golf courses totaling $2,771,000 during the three months ended March 31, 2002. For the same period in 2001, we managed 5.0 golf courses and recorded $1,096,000 in revenue from managed golf course operations. In addition, we experienced lost rental revenue of approximately $217,000 from the lessee of one golf course which is currently in default proceedings and discounted one participating lease in anticipation of a sales transaction resulting in a decrease of $181,000. These decreases are offset by net miscellaneous increases under the participating leases of approximately $119,000.

        Expenses totaled $3,691,000 and $12,663,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease period over period was $8,972,000, or 71%. In the three months ended March 31, 2001, we incurred approximately $7,350,000 in costs associated with the plan of liquidation plus $4,246,000 in general and administrative expenses. Subsequent to the period ended May 22, 2001 (the date of our shareholder approval of our plan of liquidation), we adopted the liquidation basis of accounting which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation; therefore, the majority of our expenses incurred in the first quarter of 2002 were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses not specifically related to the plan of liquidation were approximately $1,128,000. The direct expenses from the operations of our managed golf courses were $2,563,000 for the 10.0 golf courses managed during the three months ended March 31, 2002 compared with $1,069,000 for the 5.0 golf courses managed during the three months ended March 31, 2001.

        For the three months ended March 31, 2002, interest expense was $1,424,000 compared to $5,068,000 for the three months ended March 31, 2001. The decrease of $3,644,000 is due to the decrease of $98,276,000 in the average balance of outstanding debt for the first quarter of 2002 versus the average balance of outstanding debt for the first quarter of 2001.

        We accrued a quarterly preferred dividend of $462,500 in the three months ended March 31, 2002.

        On March 26, 2002, pursuant to the purchase and sale agreement for Northgate Country Club (which transaction closed on May 8, 2002), we redeemed 94,273 OP units owned by the purchaser at the 10-day trailing closing stock price of $5.675 for a total value of approximately $535,000. This amount was retained by GTA as a non-refundable deposit under the aforementioned agreement until the closing of this transaction.

        Primarily due to the lost revenue from the participating leases and participating mortgage currently in default by our counter-parties, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($2,063,000). This compares to a net loss for the three months ended March 31, 2001 of $2,827,000 which was primarily due to the costs associated with the plan of liquidation. The diluted loss per share for the three months ended March 31, 2001 was $.35.

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of the plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, assets were adjusted to their estimated fair value and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest has been reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of March 31, 2002 is based on current contracts, estimates of sales values and the valuation analysis prepared by Houlihan Lokey. The valuation of other assets and liabilities under a liquidation basis of accounting is based on management's estimates as of March 31, 2002. An adjustment of $860,000 is included in the March 31, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect our current capital expenditure commitments at our golf courses, primarily Eagle Ridge. There were no other adjustments to the liquidation basis of accounting for the three months ended March 31, 2002. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of common shares and OP units (excluding intra-company holdings) outstanding at May 10, 2002 is 7,982,720. Of this amount, 365,380 common shares and/or OP units are pledged as collateral under a participating lease and/or a participating mortgage that are currently in default.

Lessee Defaults

        We have a policy of actively protecting our rights in the event of any lessee defaults under participating leases, whether the defaults are of a monetary or non-monetary nature. When a lessee fails to pay its rent in accordance with the applicable participating lease, we, as landlord, may declare an event of default. When we declare an event of default, the lessee generally has a contractual 10-day grace period in which to cure the default, after which time we may seek to exercise our remedies under the participating leases and under applicable law.

        Set forth below is a summary of the default activity at the golf courses we currently hold for sale (other than defaults that were cured by the applicable lessee within its grace period or as otherwise agreed). For a description of related legal proceedings, please see "Part II, Item 1—Legal Proceedings," in this report.

        Sandpiper Golf Course.    This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. On December 27, 2000, our subsidiary sent a legal notice to the lessee of the Sandpiper Golf Course alleging a number of defaults under the participating lease, each of which would constitute an event of default if not corrected by the lessee within 10 days (or 30 days for certain types of defaults). This dispute resulted in protracted litigation as described under "Part II, Item 1—Legal Proceedings." Our subsidiary entered into a standstill agreement with the lessee on January 27, 2001, in which our subsidiary agreed, among other things, not to terminate the participating lease based on the current disputes pending the outcome of the contractually required dispute resolution process. The arbitration hearings have concluded. The parties are scheduled to file post-hearing arbitration briefs on May 14, 2002. It is not possible to predict the outcome of this dispute at this time.

        Innisbrook Resort.    We hold a participating mortgage as the lender on the Innisbrook Resort. In November 2001, the Innisbrook Resort borrower informed us that the events of September 11th had significantly impacted the short- and intermediate-term operating performance of the Innisbrook property and that there was a risk that the borrower would default on its mortgage payments to us. In that regard, on November 14, 2001, we forwarded a legal notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a legal notice to the borrower regarding its failure to make the October 2001 interest payment on the participating mortgage. On November 29, 2001, we sent a legal notice to the borrower advising it that its failure to cure its non-payment of the October 2001 interest payment within 10 days of our previous letter constituted an event of default of the borrower's obligations under the participating mortgage. Due to the borrower's default under the participating mortgage, we did not recognize mortgage interest income for October 2001 through December 2001. On March 8, 2002, we sent a legal notice to the borrower that due to borrower's continued failure to cure the event of default, all of borrower's obligations under our participating mortgage have been accelerated. Also, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook Resort operator, that Westin is in default under a subordination agreement among us, the borrower and Westin for failing to remit payments directly to us, on behalf of borrower, since November 1, 2001. Westin has contested our allegation of its default. Subsequently, we entered into negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. The borrower has proposed a settlement of the dispute which could include, among other things, our assumption of certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower (which is described in "Part II, Item 1—Legal Proceedings"). We expect these negotiations to be concluded or fail by June 30, 2002.

        Lost Oaks of Innisbrook.    On November 6, 2001, we sent a legal notice to Lost Oaks, L.P., the lessee of our Lost Oaks Golf Club, that the lessee's failure to pay rent in arrears for the month of September 2001, as well as late charges and interest, constitutes an event of default under the participating lease. We also sent a legal notice to the lessee that it had 10 days from the date of our notice to pay those amounts or we would terminate the participating lease and take possession of the golf course. Under the terms of our participating mortgage with Golf Host, Inc. (formerly Golf Host Resorts, Inc.), the owner of the Innisbrook Golf Club and the borrower under the participating mortgage, the Lost Oaks default also constitutes a default under the participating mortgage. On November 14, 2001, we provided written notice to the borrower under the participating mortgage of this cross-default. Due to the lessee's default under their participating lease, we did not recognize rent revenue for September 2001 through December 2001. The lessee has advised us that they intend to terminate their participating lease. We are currently negotiating the terms of the lease termination and the assumption of the management of the property.

        Stonehenge (Wildewood Country Club/The Country Club at Woodcreek Farms)    Following our notice of events of default to the lessee for non-payment of rent under the participating lease between us and the lessee at these golf courses, the participating lease was terminated as of March 25, 2002 and we took possession of these golf courses. We will manage these golf courses, Wildewood and Woodcreek Farms, through our wholly owned subsidiary, GTA—Stonehenge, LLC. As a part of this transaction, we agreed to forgive lessee's obligation for unpaid rent for November 2001 through February 2002. All prorations were effective as of February 1, 2002, the lessee received $200,000 and we assumed all membership receivables occurring on or before February 1, 2002. Additionally we entered into a consulting agreement with Lyn Young, a principal of the lessee (and brother of our former director, Larry Young), for a term of 12 months for an annual fee payable by us of $165,833, which amount shall be paid in increments of $13,819 per month. Additionally, the lessee assigned us its interest in certain pre-paid lease payments and other prepaid payments related to the construction of a new clubhouse and other amenities at Woodcreek, which amounts to total consideration of $292,667. On April 22, 2002, we filed a related legal action as described in "Item II, Part 1—Legal Proceedings." Due to that action, we have not yet made any payments under the consulting agreement.

Expected Loss of REIT Status

        For federal income tax purposes we made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, which we call the Tax Code. Our election was effective as of our short taxable year ending December 31, 1997, the year in which we began operations. We have not affirmatively revoked the election and do not intend to do so. However, our qualification as a REIT depends upon our ability to meet various tests under the Tax Code regarding the composition of our assets and income, the amount of our annual distributions, and the diversity of our stock ownership. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we would be disqualified from treatment as a REIT for the four following taxable years. However, if we were to fail to qualify as a REIT at a time when we have no taxable income (or we have sufficient net operating loss carryforwards to offset our taxable income), we would not expect our tax liability to increase materially.

        In order to maintain our qualification as a REIT under the Tax Code, among other things we must derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other categories of income specified in the Tax Code. Income from operating a golf course directly generally does not fall within the categories of income satisfying the 95% gross income test. However, when one or more of our lessees defaults, the Code allows a 90-day grace period after our eviction of the lessee during which we may operate the golf course and during which our gross income from operations will be considered qualifying REIT income for purposes of the 95% gross income test. Any net income earned by us during that period will be subject to corporate tax even if we continue to qualify as a REIT. At the expiration of the 90-day grace period, we generally must sell the golf course, lease it to a golf course operator, or reach an agreement with an independent contractor (as defined in the Tax Code) to assume management duties there. (Management by an independent contractor is allowed until the close of the third taxable year following the taxable year in which the eviction occurred, although this three year grace period may be extended in some cases.) If one of these three options is not implemented by the end of the 90-day grace period, the gross income from the golf course generally would be considered non-qualifying REIT income. If such non-qualifying REIT income, from all sources, exceeds 5% of our gross income during a taxable year, we likely would lose our REIT status.

        We have experienced multiple lessee defaults over the past two years and, as a result, have assumed management of Tierra Del Sol Golf Club, Osage National Golf Club, Wekiva Golf Club Mystic Creek Golf Course and Stonehenge (Wildewood and Woodcreek Farms). Additionally, we have assumed management of Black Bear and Bonaventure Country Club through participating lease terminations. (Expressed in terms of 18-hole equivalents, we are managing 10.0 of our 19.5 golf courses). On May 2, 2002, the last of our 90-day grace periods expired at the golf courses we are currently managing. Therefore, all of the gross income we are earning from those golf courses will not be qualifying REIT income for purposes of the 95% gross income test described above. As a result, we currently project that our non-qualifying REIT income this year will exceed the 5% ceiling allowed by the REIT rules. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax. However, based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002 or for subsequent years. Thus, we do not expect the tax liability resulting from the termination of our REIT status to have a material impact on our liquidating distributions. Nonetheless, these forward-looking statements are based on our estimates and assumptions, and our actual results and tax liability could vary materially from our projections. Important factors that could cause such a variance are discussed below under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

Liquidity and Capital Resources

        As previously discussed, our ability to meet our obligations in the near term is contingent upon reaching an agreement with our lenders to extend the maturity date of our credit agreement. If we are able to extend the maturity date of our credit agreement, we estimate that we will be able to pay our obligations pursuant to the plan of liquidation; however, there can be no assurances as to the willingness of our lenders to extend the maturity date of the loan or the outcome of the plan.

Cash flows for the three months ended March 31, 2002 and March 31, 2001

        Cash flow used in operating activities for the three months ended March 31, 2002 was $3,069,000 compared to cash flows used in operating activities for the three months ended March 31, 2001 of $1,330,000. This reflects the net loss for both periods plus non-cash charges to income for the adjustment to liquidation basis of accounting, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight line rents and interest, and forgiveness of officer loans. In addition, the cash fluctuations related to operating activities included restricted cash interest, liquidation liability payments and adjustments and working capital changes. The decrease in cash flows from operating activities was primarily due to the lost revenue from the 26.0 golf courses sold in 2001 and from the borrower's default under the participating mortgage.

        The increase in other assets is primarily attributed to the inventory and other assets at the 10 golf courses that we now manage. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2001 is primarily due to professional fees incurred in connection with our plan of liquidation.

        We invested approximately $810,000 in golf course capital expenditures, primarily at Eagle Ridge, in the three months ended March 31, 2002 compared to $826,000 in the three months ended March 31, 2001. In addition, our investing activities for the first quarter of 2001 provided $19,111,000 in cash flow from the sale of five golf courses. We did not close on any sales in the first quarter of 2002.

Additionally, the net decrease in notes receivable of approximately $6,000 is primarily due to payments on a note receivable taken in connection with the sale of a certain golf course.

        During the first three months of 2002, we did not realize any cash flows from financing activities. This compares to a use of cash of approximately $16,623,000 for the first three months of 2001. During that period, we repaid $14,619,000 of our outstanding debt under our credit facility and the unsecured line of credit, made new officer loans of $1,920,000, made principle payments on the note payable of $88,000, realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000 and $6,000 in costs related to the issuance of the preferred shares.

Credit Agreement

        On July 25, 2001, we then entered into an amended and restated credit agreement with our lenders. The credit agreement consolidated the balances then outstanding under the original $200 million credit facility and the original $25 million line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All of the lenders' alleged events of default under the original credit facility and line of credit were waived by the lender or cured by us upon the closing of the credit agreement and the pending lawsuit was dismissed. The loans under the credit agreement mature on June 30, 2002. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We met the obligation for the first quarter 2002 from the cumulative payments in prior quarters). We are also required to use the net proceeds from the sale of our golf course and related assets to repay the loans. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loans is equal to the base rate plus 1% per annum. Our obligations under the credit agreement are secured by substantially all of our real property assets and by certain mortgage notes held by us and our subsidiaries that are secured by real property. Each of our material subsidiaries is a guarantor under the credit agreement. As of March 31, 2002, the aggregate principal amount of loans outstanding under the credit agreement is approximately $95,469,000. After consideration of the $2,124,000 restricted cash which Bank of America has a first security interest in the net balance outstanding is $93,345,000. On April 8, 2002, we met with our lenders regarding the extension of our credit agreement, which matures on June 30, 2002, and are awaiting their proposal.

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

Commitments to Lessees

        Historically we leased our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable participating leases for an initial period of ten years with options allowing the lessee to extend the term of each participating lease up to six consecutive times for a period of five years each. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for reimbursement of capital expenditures approved by us. The capital expenditure reserve is targeted for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and, therefore, the balance may not be currently available to the lessees. The aggregate commitment, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $617,000 plus an accrual for potential capital expenditures to be funded at the golf courses that we manage of $50,000.

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Although some of our obligations (such as our executives' salaries and borrowing interest rates) automatically adjust for inflation, most of our rights are similarly indexed. For example, our form participating lease provides for automatic base rent increases tied to inflation, our participating mortgage provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

Seasonality

        The golf industry is seasonal in nature because adverse weather conditions and shorter daylight hours cause fewer tee times to be available in the rainy season and the winter months. Until recently, however, our quarterly results were not affected by such seasonality because our golf course lessees paid us annual rent in equal monthly installments. Currently, however, we have only one performing participating lease and we manage the rest of our golf courses ourselves or we in litigation with the lessees. Accordingly, we expect our results from golf course operations to exhibit strong seasonality.

Risks that might Delay or Reduce our Liquidating Distributions

        Our expectations about the amount of liquidating distributions we will make and when we will make them are based on many estimates and assumptions, one or more of which might prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our common stockholders might be above or below our revised range. In addition, the liquidating distributions might be paid later than we predict. Although we have attempted to account for these risks in our projected range of liquidating distributions, we might have underestimated their effects and our projections were prepared in March 2002 with input from our financial advisors. The process is expensive and time-consuming and we have not attempted to update those results for subsequent events. Factors that could cause actual payments to be later or lower than we expect include the following:

If we do not obtain our lenders' consent to extend the term of our credit agreement before it matures on June 30, 2002, our liquidating distributions might be reduced or delayed.

        As of May 10, 2002, we owed approximately $86.4 million under our credit agreement. If we do not obtain our lenders' consent to extend the term of our credit agreement before it matures on June 30, 2002, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file our own bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, the amendment of our credit agreement might be on terms less favorable than our current credit agreement.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits being filed. We have become involved in this type of litigation as a result of our plan of liquidation and the transactions associated with it. (See "Part II, Item 1—Legal Proceedings," in this quarterly report.) The litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in such a lawsuit, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution in such event.

As we approach completion of the plan of liquidation, the parties with whom we transact business might increasingly breach their obligations to us on the belief that we will not act aggressively to enforce our rights, which might reduce our revenues and cause us to incur additional enforcement costs.

        It is generally known among the parties with whom we transact business that we are in the process of liquidating and winding down our operations. We believe we are experiencing a greater number of participating lease (and other contract) defaults because our lessees (and our other contract counter-parties) perceive that the consequences of breaching their obligations to us will be less severe than if we were a going concern. We attempt to counter these perceptions by actively protecting our rights and, in many instances, engaging legal counsel to enforce our rights judicially. However, if such enforcement actions are less than fully successful, our liquidating distributions would be reduced by the amount of the foregone contract payments to us and by the cost of securing substitute performance, if necessary. Even if our enforcement is successful, enforcement costs are expensive and the depositions and related legal proceedings are a distraction to our management, and might preclude them from devoting full attention to the sale of our remaining assets.

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

        Our wholly-owned subsidiary, Sandpiper-Golf Trust LLC, owns the Sandpiper Golf Course, a high-end daily fee public golf course located near Santa Barbara, California. As described in more detail under "Part II, Item1—Legal Proceedings," in this quarterly report, our subsidiary is currently in arbitration with the lessee regarding a claim by the lessee that it should be excused from paying rent under the participating lease because of our subsidiary's alleged failure to fund renovations and improvements to the golf course, which the lessee claims are required under the participating lease and an alleged amendment to the participating lease. The owner of the resort adjacent to the golf course has also brought a legal action against our subsidiary and us seeking $50 million in damages for our alleged failure to fund and maintain a first-class golf course facility and claiming that our alleged promise to maintain a first-class facility fraudulently induced the resort owner to invest in the resort and a new club house and to guarantee the lessee's performance under the participating lease. The court had stayed (i.e., temporarily suspended) the resort owner's lawsuit pending resolution of the arbitration with the lessee. If the Sandpiper litigation is resolved adversely to our subsidiary and us, we could be required to forego rent payments from the lessee and pay substantial amounts to the resort owner and/or fund renovations and improvements to the Sandpiper Golf Course. These investments and lost revenue would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders. Moreover, even if the current litigation is ultimately resolved in our favor, the lessee is a single-purpose entity which might be unable to fund its obligations to us, in which case we would need to attempt to collect on the bond and the letter of credit it and/or the guarantors have posted which collection might be delayed by further legal actions. The cloud that these risks currently cast over our interest in Sandpiper reduces the asset's resale value. As a result, we might be unable to locate a willing buyer for the asset until the litigation is resolved and/or for what we consider to be a fair price. If we wait to sell the asset until the litigation is resolved, our liquidating distributions might be delayed. If we sell during the pendency of the litigation for a lesser amount, our liquidating distributions would be reduced as a result of the lower price and the lessee's unpaid rent.

The borrower under our $79 million participating mortgage on the Innisbrook Resort has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation between others. Consequently the current resale value of the participating mortgage is impaired. If we are unable to resolve the borrower's continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or blocked by the courts and/or diminished by the pending litigation.

        Currently, the borrower on our $79 million participating mortgage loan is in monetary default due to its failure, commencing on November 1, 2001, to make base interest payments to us. We might determine that additional non-monetary defaults exist. We have delivered a legal notice to the borrower accelerating the entire amount of the participating loan as a result of the borrower's default. We have also sent a legal notice to Westin regarding Westin's failure to comply with the terms of the subordination agreement, which Westin has contested. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin's management agreement with the borrower and our subordination agreement with Westin. This litigation might be expensive and time-consuming. We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. As a part of such potential resolution, we assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower.

        The participating mortgage loan is a non-recourse loan, which means that following an event of default by the borrower we cannot bring a legal action directly against the borrower to compel payment (except in the event of fraud, misappropriation or misrepresentation by the borrower), but instead our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units) and any other property of the borrower that has been pledged by the borrower to secure our loan to it. If we decide to pursue judicial foreclosure against the borrower, it would be expensive and time-consuming and there is a risk that the borrower might obtain judicial protection. Even if we obtain ownership of the Innisbrook Resort, we would face the difficult task of reviving its revenues. The terms of the management agreement with Westin require that it be retained after a foreclosure.

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

If additional lessees of our golf courses, or the borrower under our participating mortgage, declare bankruptcy, our efforts to terminate the participating leases or to foreclose upon such golf courses could be substantially delayed, which could delay our liquidating distributions.

        Under the federal bankruptcy code, the filing of a bankruptcy petition by or against one of our lessees or the borrower under our participating mortgage would stay (i.e., temporarily suspend) our efforts to collect back rent or back interest. It would also temporarily block our ability to commence or continue a judicial foreclosure action. In addition, in the case of our participating mortgage, if the bankruptcy court were to determine that the value of the Innisbrook Resort is less than the principal balance of the participating loan, the court may reduce our amount of secured indebtedness to the then-current value of the resort. Such an action would make us a general unsecured creditor for the difference between the then-current value of the resort and the amount of the outstanding indebtedness. Unsecured creditors are less likely than secured creditors to recover all of the amounts owed to them by a bankrupt borrower. A bankruptcy court also may:

  •
  grant the borrower or the lessee time to cure a payment default on the loan or its participating lease;

  •
  reduce monthly payments due under the loan;

  •
  change the rate of interest due on the loan;

  •
  otherwise alter the loan's repayment schedule; or

  •
  change other terms of the loan.

        If the bankruptcy court were to determine that the bankrupt lessee's participating lease were not a true lease, it too would be subject to modification by the court.

        Additionally, if one of our lessees or our borrower declares bankruptcy, the bankruptcy trustee (or the borrower, as debtor-in-possession) would have special powers to avoid, subordinate or disallow debts. In some circumstances, it is possible that our claims may be subordinated to financing obtained by the borrower subsequent to its bankruptcy. The filing of a bankruptcy petition might also prevent us from enforcing our borrower's assignment of rents under the participating mortgage. The legal proceedings necessary to resolve these issues would likely be time consuming and expensive and might significantly delay our receipt of revenue from the affected asset.

If we are unable to retain our key executives and sufficient staff members to complete the plan of liquidation in a timely manner, our liquidating distributions might be delayed or reduced.

        Our ability to complete the golf course sales currently under contract and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. The loss of the services of either of these individuals could materially harm our ability to complete the plan of liquidation in a timely manner and our ability to sell our assets within the range contemplated in the plan of liquidation. In particular, after the credit facility is retired, our executives will no longer have meaningful financial incentives to remain with the company.

        If either executive resigns, we would expect to hire a replacement or replacements, which will likely delay any pending sales, and diminish the process of maximizing value in view of the replacement's unfamiliarity with the assets and counter-parties, and the material facts relevant thereto. Our compensation committee intends to continue to evaluate all options in this regard during the pendency of the plan of liquidation in furtherance of seeking to maximize stockholder value.

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

        As of May 10, 2002, we have arranged for the sale of 4.0 golf courses we own or have interests in as described previously. All of these sales are subject to closing conditions. If the non-binding letters of intent do not progress to binding sale agreements or if any of the transactions subject to sale agreements fail to close because of buyer defaults, failure of a closing condition or other reasons, we will have to identify and negotiate with new potential buyers for the assets, which we might be unable to do promptly or for the same purchase price. We will also incur additional costs identifying buyers and negotiating new sale agreements for these assets that are not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

        Fifteen and a half of the golf courses (in 18-hole equivalents) we have interests in are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for these golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals and we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 15, 2002 is neither an appraisal nor an opinion. Assumptions underlying that analysis may prove to be incorrect and the ultimate proceeds we receive may differ substantially from Houlihan Lokey's estimates. For example, in order to find buyers in a timely manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our common stockholders will be delayed or reduced.

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

Decreases in golf course values caused by prolonged economic recession and/or increased terrorist activity might reduce the amount for which we can sell our assets.

        The underlying value of our interests in golf courses might be reduced by a number of factors that are beyond our control, including the following:

  •
  adverse changes in the economy, prolonged recession and/or increased terrorist activity against the United States or our allies might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators' revenues (particularly destination resort golf course revenues) and diminishing the resale value of the affected golf courses;

  •
  the financial performance of our golf courses under the participating leases, which we do not control, and the ability of the lessees of our golf courses to make lease payments;

  •
  increased competition, such as increasing numbers of golf courses being offered for sale in our markets or nationwide; and

  •
  changes in real estate tax rates and other operating expenses.

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

        The participating leases under which our golf courses are leased to operators have terms of up to 40 years (including extensions) from inception and do not terminate when a golf course is sold. It may therefore be difficult for us to find buyers for all of our golf courses. A golf course's value to a prospective buyer and, therefore, the price we receive for a golf course, might be less than if the applicable participating lease terminated upon the sale. Although we have taken these factors into account when estimating the sales prices we will likely receive from our golf courses, our liquidating distributions might be delayed or reduced if we have underestimated the effect of these factors.

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

        In calculating the amount of our estimated liquidating distributions, we have assumed that we will not experience any additional lessee defaults during the liquidation process that are not subsequently cured. If we experience additional lessee defaults during the liquidation process, the resale value of the affected golf course might be less than our estimate, which would reduce our liquidating distributions. Furthermore, although we hold collateral for most of the lessees' obligations under their participating leases, the collateral may not be sufficient to cover the full amount of unpaid rent. To the extent that we receive less rent than we expect during the liquidation process, our liquidating distributions will be reduced. In addition, following an event of default, we may determine it is necessary to evict the lessee and operate the golf courses ourselves until we locate a buyer. However, it is costly, difficult and time-consuming to evict a lessee. We may also decide in the event of a lessee default to restructure the participating lease, which could require us to substantially reduce the rent payable to us under the participating lease, or make such other modifications that are unfavorable to us.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be delayed or reduced.

        Before making the final liquidating distribution, we will need to pay all of our transactions costs pertaining to the liquidation and all valid claims of our creditors. Our board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors' and officers' liability insurance, for which we would pay a premium which has not yet been determined. None of those amounts are yet final and we have used estimates in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected.

Pursuing the plan of liquidation may cause us to fail to qualify as a REIT, which could lower the amount of our liquidating distributions.

        At the present time, we value our status as a REIT under the Tax Code because for so long as we qualify as a REIT, we generally are not subject to federal or state income tax; therefore, at the present time we do not intend to affirmatively revoke our REIT status and, indeed, our charter prohibits our board from causing us to revoke our status as a REIT without first obtaining the consent of two-thirds of our stockholders. The plan of liquidation does not authorize the board to revoke our REIT status prior to the final distribution of our assets and our dissolution.

        However, our projections indicate that for the taxable year ending December 31, 2002, we will not meet the REIT test that provides that we must derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other categories of income specified in the Tax Code. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax. Nonetheless, based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002. Thus, we do not expect the tax liability resulting from the termination of our REIT status to have a material impact on our liquidating distributions. However, these projections are based on our current best estimates and our actual results and tax liability could vary materially. As a result, we could generate positive taxable income for the taxable year ending December 31, 2002, which would likely cause us to incur federal and state income tax liabilities. These tax liabilities would reduce the amount of cash available for liquidating distributions.

Pursuing the plan of liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.

        We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While as a REIT we intend to make distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and the actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.

The holder of our preferred stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the dividend on the preferred stock may increase, which would reduce the amount of our liquidating distributions.

        We entered into a voting agreement with the holder of our preferred stock, pursuant to which the holder agreed to vote in favor of the plan of liquidation. Under the voting agreement, the holder of the preferred stock is entitled to require us to redeem the preferred stock in several circumstances. If we fail to redeem the preferred stock when required to do so, the holder of the preferred stock will be entitled to appoint two directors to our board. In addition, the dividend on the preferred stock will in most cases increase from 9.25% to 12.50%. Since the liquidation preference on the preferred stock is currently $20.0 million, this would increase the quarterly dividend on the preferred stock from $462,500 to $625,000. The increase in the dividend payable to the preferred stock will reduce the funds available for distribution to our common stockholders.

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

        We have entered into amended and restated employment agreements with our two executive officers, Messrs. Blair and Peters. These amended and restated employment agreements contain an excise tax gross-up provision that requires us to reimburse each executive for any excise tax imposed under Section 4999 of the Internal Revenue Tax Code and any income taxes or excise taxes imposed on the reimbursement payments. This gross-up provision is intended to put the executives in the same after-tax position as if no excise tax had been imposed.

        We cannot be certain if any payments due under Mr. Blair's and Mr. Peters' amended and restated employment agreements will constitute parachute payments for purposes of the excise tax. However, if a change in control were to occur, as defined in the above paragraph, and all bonus payments previously paid in connection with the plan of liquidation or then due under Mr. Blair's and Mr. Peters' amended and restated employment agreements were determined to be parachute payments (or, in the case of such payments occurring more than 12 months prior to the change in control, if such payments were excluded from the calculation of the base amount on the grounds that they were not reasonable compensation or otherwise), the amount of gross-up payments we might be required to pay to Messrs. Blair and Peters could be significant, which would reduce our liquidating distributions to common stockholders.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

        The REIT provisions of the Tax Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income. Based on our projected accumulated earnings and profits, our liquidating distributions will not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months of the adoption of the plan of liquidation. We anticipate that we will meet this timetable for all assets other than our participating mortgage. However, unless the many problems surrounding the Innisbrook Resort (the collateral for the participating mortgage) are resolved in the next year, we intend to hold the participating mortgage past the end of that 24 month period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month time-frame. However, the plan of liquidation prohibits us from doing so unless our preferred stock has been redeemed in full. Such a distribution to a liquidating trust would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder's basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

        In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder's gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the Tax Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt, at March 31, 2002, subject to interest rate exposure is $95.5 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $239,000 annualized increase or decrease in interest expense and cash flows. Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are currently involved in the following material legal proceedings:

Mystic Creek Golf Course

        The lessee surrendered the golf course to us on November 1, 2001 and we assumed management of this golf course as of that date. Even though we are managing the golf course, we are still seeking to recover unpaid rent from the former lessee. We currently have a claim for prepetition rent and another claim for postpetition rent. The prepetition claim covers approximately $700,000 of rent for the period September 1999 through February 2000 and another $1.2 million in lease rejection damages. Our claim is secured by collateral from the lessee consisting of $580,000 in cash and 52,724 OP units. The holding period required by the bankruptcy court for the cash collateral pledged under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest totaling approximately $594,000 was applied to the outstanding obligations under the participating lease. The postpetition claim covers approximately $600,000 of rent for the period May 2001 through October 2001. On December 7, 2001, the bankruptcy court denied as moot our motion for payment of this postpetition claim after finding that Mystic Creek lacked the funds to pay the claim. As a result, we believe we are unlikely to recover more than a small fraction of this claim.

        Golf Trust of America v. Township of Milford and Oakland County.    Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that such property (in which we have a long-term ground lease interest as ground lessee) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for a public purpose. Two cases are presently pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000 and 2001). The third case (for prior years' tax assessments) was recently heard by the Michigan Court of Appeals, which affirmed the decision of the tax tribunal favorable to Mystic Creek Golf Club and Golf Trust. That decision by the Court of Appeals has been appealed to the Michigan Supreme Court. We believe that our legal position in these matters is meritorious, although we are unable to predict the outcome of the pending appeal. Potential tax liability to us will be in excess of $500,000 in the event that the decision of the tax tribunal is not reversed. We accrued $500,000 in the fourth quarter of 2001. A fourth case (for tax assessments for the year 2002) will be commenced shortly, similar to cases for prior years.

        No other material developments have occurred in these proceedings since the filing of our annual report on Form 10-K on April 1, 2002.

Osage National Golf Club

        The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed in April 2000. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. Plaintiffs allege that at the time of our purchase of the golf course that we misrepresented the nature of these OP units and plaintiffs assert that because of this misrepresentation the OP units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in an amount not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecified punitive damages. A scheduling conference was held in this case with the court in late February 2002, and the case is tentatively set for trial on October 23, 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs have responded to our discovery. They have also produced a corporate representative for deposition. Because of the death of the former manager of plaintiffs, who we believe had the most knowledge of plaintiffs' claims, their representative claimed that he could not respond with respect to topics that had been designated for testimony. We intend to file an appropriate motion to limit evidence that plaintiffs can introduce regarding the topics about which their representative failed to testify. Because of the failure of the plaintiffs to respond appropriately to our discovery, we are unable to assess the likely outcome of this case or the potential range of our loss at this time.

        No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on April 1, 2002.

Tierra Del Sol Country Club

        We have been operating this golf course through our wholly-owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. On September 20, 2000, Terrence Mulvihill, a principal in the lessee and in the entity which previously owned the golf course, attempted to terminate our water rights lease agreement at the golf course for (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We have responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002, in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and other related parties that seeks various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a recission of the 1998 contribution leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill. At the present time, our attorneys are attempting to complete service of process on the defendants named in that suit. One of the individuals who would otherwise be a defendant, Terrence Mulvihill, died prior to the time that the suit was filed, and we have been attempting to verify the identity of his court-appointed personal representative and serve the summons on that representative.

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

Palm Desert Country Club

        We operated this golf course through our wholly-owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, Inc. for total consideration of $4.075 million. Dahoon Investment Company sued us and GTA Palm Desert L.L.C. on or about November 20, 2001 in the Riverside County Superior Court, for (1) breach of the purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims but we cannot predict the outcome of litigation at this time. A status conference has been scheduled for May 20, 2002. This claim has been tendered to our directors and officers liability carrier.

Sandpiper Golf Course

        On January 18, 2001, Sandpiper at SBCR, LLC, which is the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc. filed a complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California, against the subsidiary through which GTA owns the golf course, Sandpiper-Golf Trust LLC, or SGT. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998. Environmental Industries secured a letter of credit guaranteeing the lessee's performance under the participating lease. The complaint alleges that the Sandpiper lessee is excused from paying rent under the participating lease because SGT has failed to perform certain obligations under the participating lease and under a purported amendment to the participating lease. The complaint does not allege a cause of action for breach of the participating lease; instead, it only seeks an injunction prohibiting SGT from issuing notices of default under the participating lease, terminating the participating lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the participating lease. On January 24, 2001, the Sandpiper lessee sought and obtained a temporary restraining order prohibiting SGT from issuing notices of default, terminating the participating lease, or drawing on the letter of credit pending a preliminary injunction hearing initially scheduled for February 2, 2001. On January 27, 2001, the parties entered into a standstill agreement, pursuant to which the temporary restraining order dissolved by its terms on February 2, 2001. In addition, SGT agreed, among other things, not to terminate the participating lease based on the current disputes between the parties pending the outcome of the dispute resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award it may be obligated to pay.

        Pursuant to the terms of the participating lease, the parties agreed to arbitrate this dispute. An arbitration hearing took place on December 14 through 18, 2001, on January 8 through 12, 2002, on March 5 through 7, 2002, and on April 16 through 18, 2002. The parties are scheduled to file post-hearing arbitration briefs on May 14, 2002. It is not possible to predict the outcome of this dispute at this time.

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

        On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America,  Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The allegations in the complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50 million, interest, punitive damages, costs of suit (including attorney's fees), and specific performance. On Friday, June 22, 2001, we filed a demurrer to the complaint (which is a motion to dismiss for failing to state a claim upon which relief may be granted) and a motion to stay the action pending the outcome of the arbitration to be conducted regarding the dispute described in the first Sandpiper paragraph above. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted the motion to stay the action pending the outcome of the arbitration. At a case management conference held on January 28, 2002, the court continued the stay until April 8, 2002. The court did not rule on the demurrer. On March 11, 2002, the court granted defendants' motion to expunge the lis pendens that plaintiffs had recorded against the property relating to this action. The court also awarded defendants attorneys' fees incurred in filing the motion to expunge the lis pendens. Plaintiffs filed a petition for a writ of mandate with the court of appeals seeking to have the lower court's decision overturned. On May 1, 2002, the court of appeals summarily denied the petition without comment. Plaintiffs may file a petition for review with the California Supreme Court. The parties have conducted no discovery to date. It is not possible to predict the outcome of this dispute at this time.

Wekiva Golf Club/Sweetwater Country Club

        On July 12, 2001, we entered into transition agreements with the lessees to take possession of Wekiva and Sweetwater, which included a note from Todd Vernon Stottlemyre and Gregg Gagliardi, guarantors of the participating leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000, which matured on December 31, 2001. The co-borrowers failed to pay the obligations under the note at maturity and, therefore, on January 16, 2002, we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit, the State of South Carolina against DPC Wekiva, L.C., a Florida limited liability company, DPC Sweetwater, L.C., a Florida limited liability company, Todd Vernon Stottlemyre, and Gregg Gagliardi, for collection of all sums due and owing under the note. The defendants were served on February 19, 2002 and they answered the complaint within the prescribed time limits. We filed a motion to strike their answer, and alternatively, a motion for summary judgment on April 2, 2002. As yet, a hearing date has not been set on the matter.

        On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc., a Florida corporation, for $3.25 million. As of May 10, 2002, we are still managing Wekiva Golf Club.

Bonaventure Country Club

        Bonaventure Title Claim.    The nature of the matter is a title claim concerning Bonaventure Golf Course. Specifically, the omission of a declaration of covenants running with the land, or the declaration, recorded on March 4, 1975, from the title insurance policy or the policy, written on First American Title Insurance Company and the potential assertion of rights, or challenge, by residents of the Bonaventure development as to the rights afforded residents of Bonaventure under the declaration. Specifically, certain residents have previously claimed that the declaration requires that one golf course should be operated for the exclusive use of residents of Bonaventure, and that the other golf course should be operated as a private recreational facility, used by a select few of the residents of Bonaventure, specially approved by the owner and subject to a private membership fee.

        Pursuant to our title policy, the title insurer, at its own expense, has engaged legal counsel to file a class action lawsuit naming the residents purportedly benefited or affected by the declaration, through class defendant representatives, for the purpose of quieting title to Bonaventure Golf Course by way of declaring the declaration as invalid and/or unenforceable. The lawsuit has been filed in the Circuit Court of Broward Country, Florida and service of process is proceeding. The title insurer has issued an indemnity letter to LandAmerica, which we are advised has been accepted by them as the basis for insuring the purchaser of Bonaventure Country Club. However, as required by the contract between us and the purchaser, we are now seeking a letter from the title insurer confirming that it will substitute the purchaser as the party plaintiff in the class action lawsuit brought to remove the title defect and continue to pursue such lawsuit in the purchaser's name.

        Based upon the advice of litigation counsel in the lawsuit, at this time we believe that an unfavorable outcome is unlikely. In the event of an unfavorable outcome, pursuant to the terms of our title policy, the title insured would be liable to reimburse us for covered losses. We express no opinion, however, as to (i) the valuation of such losses for insurance purposes or (ii) any (uninsured) loss to us should it liquidate the Bonaventure Golf Course asset by the sale thereof prior to the resolution of the lawsuit.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. The defendants have been served but have not answered. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud, and unfair trade practices. We are seeking damages of approximately $172,000 which represents prepaid dues which were not disclosed by the defendants.

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

        We and our directors moved to dismiss the complaint for failure to state a claim upon which relief may be granted. On November 19, 2001, the court granted the motion. The court dismissed the proxy misrepresentation claim on the ground that Concordia had failed to plead that it had relied on the proxy statement to its detriment. The court dismissed the claims for breach of fiduciary duty and violation of the corporate charter on the grounds that those claims could only be asserted derivatively, but granted the plaintiff leave to replead these claims as derivative claims within 30 days. The plaintiff did not replead these claims within the allotted time, which has now expired. The court also dismissed the claims against Banc of America Securities LLC. We have been informed that Concordia has recently dismissed with prejudice the remaining claims in the case against Bank of America, N.A.

        Mary Ella Crossley v. W. Bradley Blair, II et al.    On January 28, 2002, we received a copy of a new complaint that was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. Ms. Crossley is represented by the same plaintiffs counsel that represented Concordia in the action described above. The plaintiff alleges that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the company in the renegotiation of their employment agreements. Finally, the complaint alleges that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. We have been informed by counsel for Banc of America Securities LLC that Crossley has agreed to dismiss Banc of America Securities LLC from the case without prejudice. On March 29, 2002, Golf Trust of America, Inc. and its directors and Mr. Young moved to dismiss the complaint for failure to state a claim upon which relief may be granted. A hearing on the motion has been set for May 17, 2002. The matter has been tendered to our directors and officers insurance carrier. We intend to vigorously contest the allegations. At this stage in the proceedings, it is not possible to predict the outcome of this dispute.

Other Litigation

        Innisbrook Resort.    We hold a participating mortgage as the lender secured by the Innisbrook Resort (other than the separately-owned condominium units). We have been advised that the individual condominium homeowners at the resort filed an action against the borrower under our participating mortgage, Golf Host Inc. (formerly Golf Host Resorts, Inc.), seeking damages and for declaratory judgment in the Circuit Court for the Sixth Judicial Circuit in and for Pinellas County Florida. Plaintiffs' allege that the defendant developed a golf-oriented resort condominium project known as Innisbrook, and marketed the purchase of "condominium-rental apartments" as a "partial business investment" setting forth facts and assumptions regarding the amount of rental income that could be expected under a "condo-rental approach of ownership," among other things. It is our understanding that the condominium owner/plantiffs are seeking to resolve the following issues, among others:

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

  •
  whether the guaranteed lease agreement is invalid by reason of such alleged coercion and economic duress, and, if so, whether the condominium owners who entered into the guaranteed lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed lease agreement and the amount of income that would have been distributed to them had they remained under the master lease agreement;

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

        Neither we nor any of our affiliates are parties to this litigation, however, we face the risk that this litigation might adversely affect our borrower's willingness and ability in the future commence to make payments on the participating mortgage and/or might impair the value of the Innisbrook Resort, which is the collateral under our participating mortgage. Moreover, in the event that we foreclose on the borrower or otherwise enter into a settlement agreement with our borrower, we may assume all of borrower's related obligations including its potential liabilities in the event of an adverse determination in the homeowners litigation.

        Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri. This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or the bank, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. The bank alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. The bank received none of the proceeds of the redemption. The bank asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. We have forwarded our initial disclosures required under the Federal Rules of Civil Procedure to Hillcrest Bank. Hillcrest Bank has partially disclosed its documents, but has not yet provided all required disclosure. In addition, there has been no discovery. Because this case is early stage, we are unable to provide an assessment as to a likely outcome or to a potential range of loss at this time.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al. This is an action initiated by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. Plaintiffs' time to appeal this ruling has not yet expired and we do not know whether an appeal will be filed. Because of the uncertainty of an appeal by plaintiffs, we are unable at this time to give an assessment as to a likely outcome or as to a potential range of loss at this time.

        Routine Litigation.    In addition to litigation between lessor and lessee (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. We maintain personal injury and property insurance covering the golf courses that we manage. Other than as describe above, we are not currently subject to any claims of this sort that we deem to be material.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

ITEM 5. OTHER INFORMATION

Section 16(a) Beneficial Ownership Reporting Compliance

        On April 22, 2002, Fred Reams, one of our directors, submitted to the SEC one Form 4 report under Section 16(a) of the Securities Exchange Act of 1934, over four months late, disclosing two sales of GTA common stock made in November 2001 and one sale of GTA common stock made in December 2001. The total shares sold were 40,000, and the average price per share was $5.947. Among GTA's officers and directors, there were no other late reports, unreported transactions, or failures to file a required beneficial ownership form to the Company's knowledge in 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        The exhibits listed on the Exhibit Index, which appears below following the signature page, are included or incorporated by referent in this Quarterly Report.

Form 8-K Filings

        During the quarter ended March 31, 2002, we did not file any current reports on Form 8-K.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer and Chairman of the Board of Directors	May 15, 2002 Date
/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Date Officer	May 15, 2002 Date

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
3.3.4
Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on March 15, 2002 and as currently in effect (previously filed as Exhibit 3.3.4 to our company's Annual Report on form 10-K, filed April 1, 2002, and incorporated herein by reference).

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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through May 10, 2002.
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

QuickLinks

GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three Months Ended March 31, 2002 INDEX
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) AS OF MARCH 31, 2002 AND DECEMBER 31, 2001 (in thousands, except per share amounts)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (LIQUIDATION BASIS) AND CONDENSED CONSOLIDATED STATEMENT OF NET LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (GOING CONCERN BASIS) (in thousands, except per share data) (unaudited)
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (LIQUIDATION BASIS) AND MARCH 31, 2001 (GOING CONCERN BASIS) (in thousands) (unaudited)
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For The Three Months Ended March 31, 2002 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOLF TRUST OF AMERICA, INC. Form 10Q Quarterly Report For the Three Months Ended March 31, 2002
Properties Held for Sale as of May 10, 2002
PART II. OTHER INFORMATION
Signatures
EXHIBIT INDEX