Form 10-Q
period 2002-06-30
GOLF TRUST OF AMERICA INC
filed 2002-08-14
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended: June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        On August 9, 2002, there were 7,872,443 common shares outstanding of the registrant's only class of common stock. On August 9, 2002 there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

The Exhibit Index begins on page 59.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three Months Ended June 30, 2002

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2002 (unaudited) and December 31, 2001	3
Condensed Consolidated Statement of Changes in Net Assets (unaudited) for the Three Months Ended June 30, 2002 (Liquidation Basis), Net Loss (unaudited) for the Period April 1, 2001 to May 22, 2001 (Going Concern Basis), and Changes in Net Assets (unaudited) for the Period May 23, 2001 to June 30, 2001 (Liquidation Basis)	4
Condensed Consolidated Statement of Changes in Net Assets (unaudited) for the Six Months Ended June 30, 2002 (Liquidation Basis), Net Loss (unaudited) for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis), and Changes in Net Assets (unaudited) for the Period May 23, 2001 to June 30, 2001 (Liquidation Basis)	5
Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 (Liquidation Basis), and for the Periods January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to June 30, 2001 (Liquidation Basis)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	51
Item 2. Changes in Securities	57
Item 3. Defaults upon Senior Securities	57
Item 4. Submission of Matters to a Vote of Security Holders	57
Item 5. Other Information	57
Item 6. Exhibits Index and Report on Form 8-K	57
Signatures	58
Exhibit Index	59

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF JUNE 30, 2002 (unaudited) AND DECEMBER 31, 2001

(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Real estate and mortgage note receivable—held for sale	$161,620	$175,267
Cash and cash equivalents	8,382	14,762
Restricted cash	1,542	2,124
Receivables—net	7,890	5,441
Other assets	582	567
Total assets	180,016	198,161
LIABILITIES
Debt	83,998	95,469
Accounts payable and other liabilities	4,183	4,768
Dividends payable	1,850	925
Reserve for estimated costs during the period of liquidation	12,470	16,060
Total liabilities	102,501	117,222
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	122,501	137,222
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$57,515	$60,939

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 (LIQUIDATION BASIS), NET LOSS FOR THE PERIOD
APRIL 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND CHANGES IN NET ASSETS
FOR THE PERIOD MAY 23, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)

(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2002	Period 4/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 to 6/30/01 (Liquidation Basis)	Three Months Ended June 30, 2001
Revenues
Rent from affiliates	$—	$2,424	$1,759	$4,183
Rent	1,789	3,186	1,959	5,145
Mortgage interest	—	1,327	996	2,323
Revenue from managed golf course operations	3,613	519	349	868
Total revenues	5,402	7,456	5,063	12,519
Expenses:
General & administrative	926	1,385	332	1,717
Costs associated with plan of liquidation	—	558	—	558
Direct expenses from managed golf course operations	3,731	545	333	878
Total expenses	4,657	2,488	665	3,153
Operating income	745	4,968	4,398	9,366
Other income (expense):
Interest income	136	198	167	365
Interest expense	(1,358)	(2,852)	(1,891)	(4,743)
Gain on disposal of assets	—	(168)	767	599
Total other income (expense)	(1,222)	(2,822)	(957)	(3,779)
Net (loss) income before minority interest	(477)	2,146	3,441	5,587
Net income applicable to minority interest	—	694		694
Income (loss) before adjustment for liquidation basis	(477)	1,452	3,441	4,893
Adjustment for liquidation basis of accounting	(401)	—	(2,816)	(2,816)
Net (loss) income	(878)	1,452	625	2,077
Preferred Dividends	(463)	(462)	(463)	(925)
Net income available to holders of common stock		$990
Net change in net assets available to holders of common stock and OP units	$(1,341)		$162	$1,152
Basic earnings per share		$0.11
Weighted average number of shares—basic		9,076
Diluted earnings per share		$0.11
Weighted average number of shares—diluted		9,076

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 (LIQUIDATION BASIS), NET LOSS FOR THE PERIOD
JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND CHANGES IN NET ASSETS
FOR THE PERIOD MAY 23, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)

(in thousands, except per share data)

(unaudited)

	Six Months Ended June 30, 2002	Period 1/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 To 6/30/01 (Liquidation Basis)	Six Months Ended June 30, 2001
Revenues
Rent from affiliates	$—	$6,539	$1,759	$8,298
Rent	3,750	8,458	2,087	10,545
Mortgage interest	—	3,651	868	4,519
Revenue from managed golf course operations	6,384	1,615	349	1,964
Total revenues	10,134	20,263	5,063	25,326
Expenses:
General & administrative	2,054	5,634	331	5,965
Costs associated with plan of liquidation	—	7,908	—	7,908
Direct expenses from managed golf course operations	6,294	1,611	334	1,945
Total expenses	8,348	15,153	665	15,818
Operating income	1,786	5,110	4,398	9,508
Other income (expense):
Interest income	293	625	167	792
Interest expense	(2,782)	(7,920)	(1,891)	(9,811)
Gain on disposal of assets	—	39	767	806
Total other income (expense)	(2,489)	(7,256)	(957)	(8,213)
Net (loss) income before minority interest	(703)	(2,146)	3,441	1,295
Net loss applicable to minority interest	—	(771)		(771)
Income (loss) before adjustment for liquidation basis	(703)	(1,375)	3,441	2,066
Adjustment for Liquidation Basis of Accounting	(1,261)	—	(2,816)	(2,816)
Net (loss) income	(1,964)	(1,375)	625	(750)
Dividends and Distributions:
Preferred Dividends	(925)	(462)	(463)	(925)
Value of OP units redeemed in sale of golf courses	(535)	—	—	—
Total Dividends and Distributions	(1,460)	(462)	(463)	(925)
Net loss available to holders of common stock		$(1,837)
Net change in net assets available to holders of common stock and OP units	$(3,424)		$162	$(1,675)
Basic and diluted loss per share		$(0.20)
Weighted average number of shares—basic		9,055

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 (LIQUIDATION BASIS),
AND FOR THE PERIODS JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)
AND MAY 23, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)

(In thousands, unaudited)

	Six Months Ended June 30, 2002	Period 1/1/01 To 5/22/01 (Going Concern Basis)	Period 5/23/01 To 6/30/01 (Liquidation Basis)	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net (loss) income	$(1,964)	$(1,375)	$625	$(750)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to liquidation basis of accounting	1,261	—	2,816	2,816
Gain on disposal of assets	—	(40)	(768)	(808)
Loan cost amortization	—	139	—	139
Straight-line interest, rent and other	(42)	174	—	174
Forgiveness of officer loans	—	2,725	—	2,725
Amortization of restricted stock compensation	—	1,544	—	1,544
(Loss) income applicable to minority interest	—	(771)	—	(771)
Increase in receivable from affiliates	—	66	(80)	(14)
Decrease (increase) in other assets	(1,021)	1,782	509	2,291
Increase in restricted cash	582	—	—	—
Decrease in accounts payable and other liabilities	(5)	(2,507)	(2,192)	(4,699)
Decrease in liquidation liabilities	(3,500)	—	—	—
Net cash (used in) provided by operating activities	(4,689)	1,737	910	2,647
Cash flows used in investing activities:
Golf course improvements	(1,296)	(826)	(574)	(1,400)
Net proceeds from golf course dispositions	8,590	40,383	5,697	46,080
Decrease in notes receivable	2,486	1,247	366	1,613
Net cash provided by investing activities	9,780	40,804	5,489	46,293
Cash flows from financing activities:
Net repayments on debt	(11,471)	(34,275)	(5,139)	(39,414)
Payments on notes	—	(148)	(31)	(179)
Net proceeds from issuance of common stock	—	10	—	10
Stock issuance costs and other	—	(6)	(152)	(158)
Loans to officers	—	(1,603)	(20)	(1,623)
Distributions to minority partners	—	(935)	—	(935)
Dividends paid	—	(2,740)	—	(2,740)
Net cash used in financing activities	(11,471)	(39,697)	(5,342)	(45,039)
Net (decrease) increase in cash	(6,380)	2,844	1,057	3,901
Cash and cash equivalents, beginning of period	14,762	4,458	7,302	4,458
Cash and cash equivalents, end of period	$8,382	$7,302	$8,359	$8,359
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$2,782	$7,920	$1,891	$9,811
Note receivable from sale of asset	$1,750	—	—	—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For The Six Months Ended June 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Plan of Liquidation Overview

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our company. The events and considerations leading our board to adopt the plan of liquidation are summarized in our Proxy Statement dated April 6, 2001, and in our most recent Annual Report on Form 10-K. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

        At the time we prepared our proxy statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. While we have made significant progress, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our proxy statement is now far less likely, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned. With respect to our dispositions, as of August 9, 2002, we have sold 25 of our 34 properties (stated in 18-hole equivalents, 31.0 of our 47.0 golf courses). In the aggregrate, the gross sales proceeds of $229.5 million is within the range originally contemplated by management in our proxy statement; however, two of our properties (2.5 golf courses) that were sold in 2001 were sold for a combined 1%, or $193,000, less than range originally contemplated by management. The sales prices of the assets sold in 2002 have been evaluated against Houlihan Lokey's March 15, 2002, updated range (discussed in further detail below). Of the three properties (5.0 golf courses) sold in 2002, one (1.5 golf courses) was below the low end of the Houlihan Lokey updated range by 4% or $150,000. Nonetheless, considering the environment in which we and the country were operating in at that time, our board determined that each of the transactions below the range was fair to, and in the best interest of, our company and our stockholders.

        The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. As reported in our most recently filed Form 10-K, on February 13, 2002 we retained Houlihan Lokey Howard & Zukin, or Houlihan Lokey, to advise us on strategic alternatives available to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement Houlihan Lokey, reviewed (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in th context of our existing plan of liquidation, and (iii) other strategic alternatives independent of the plan of liquidation. In Houlihan Lokey's evaluation of Innisbrook, they valued this asset under two different scenarios, both of which assumed, with our permission, that we would obtain a fee simple interest in the asset as a result of successfully completing a negotiated settlement or foreclosure on our mortgage interest. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset and the second scenario analyzed holding the asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. In a report dated March 15, 2002, subject to a number of assumptions, Houlihan Lokey's analysis concluded that we may realize between $45 million and $50 million for the Innisbrook asset under the first scenario and between $60 million and $70 million under the second scenario.

        Following receipt of Houlihan Lokey's report on March 15, 2002 and after consideration of all other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification. Based on the consideration of many factors, including, but not limited to, Houlihan and Lokey's updated financial analysis and other facts and circumstances applicable at the time such as the difficult enviroment for other golf course owners and operators, economic and demographic factors applicable in the areas where we continue to own golf courses, the limited pool of qualified buyers, the lack of attractive acquisition financing, and overall economic conditions impacting the travel and leisure sector of the economy, on April 1, 2002, we announced our updated range of liquidating distributions. At that time, we estimated that common stockholders will ultimately receive between $6.01 and $9.43 per share in liquidating distributions. This estimated distribution range is based on updated estimated sales prices for each of our remaining assets in addition to estimated future cash flows from our assets held for sale. Pursuant to the plan's mandate of an orderly liquidation, our board of directors further decided that at that time it would be best to obtain the fee simple interest in the Innisbrook Resort and hold this asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. Moreover, after consideration of the factors discussed above and absent any change in facts and circumstances applicable to the Innisbrook Resort, we expect to continue to carry this asset on our books at its estimated fair value of $60 million, which is the value recorded at June 30, 2002. Our hold strategy contemplates our foreclosure or otherwise taking control of the Innisbrook Resort in lieu of foreclosure, during the latter part of 2002. In doing so, management and the board of directors believe that the revitalization of the operations of this property, and the resolution of certain related issues with the property and its current owner, Golf Hosts, Inc., is in the best interest of the stockholders. At some future date, this assessment may change and the asset may be written-down. All of our other assets were valued and are recorded on our books at their estimated immediate liquidation value and are being marketed for immediate sale.

        We are in negotiations with the owner regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. However, we might be unable to reach any consensual resolution or settlement with the owner. Judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in the litigation, the owner might not meet its obligations to us or it might declare bankruptcy. Even if we obtain ownership of the resort, we expect to face the difficult task of seeking to regain the financial performance levels achieved prior to 2001. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the owner might obtain bankruptcy and/or other judicial protection.

        As of August 9, 2002, we owed approximately $70.8 million under our credit agreement, which matures on December 31, 2002. If the sales of our golf courses do not occur in the time and for the amounts contemplated by us, we may need to seek to obtain our lenders' consent to further extend the term of our credit agreement before it matures or seek refinancing through another lending source. If our lenders do not consent to any further request for a further extension and we are not able to secure refinancing through another source, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. At the present time, no such request has been made to our lenders and there can be no assurance that any such consent will be obtained if requested (see Note 7 for further discussion).

2. Organization and Basis of Presentation

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT. Golf course quantities are stated in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. As of August 9, 2002, we have interests in nine properties which represent 16.0 golf courses. We hold participating interests in 7.5 golf courses and direct, controlling interests in 8.5 golf courses: twelve of these sixteen golf courses are owned by us and four are collateral for a 30-year participating mortgage wherein we are the lender. Of the twelve golf courses that we own, 10.5 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The sixteen golf courses are located in Florida (7), South Carolina (2), Michigan (1.5), Illinois (3.5), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. and GTA LP, Inc. holds a 98.7 percent interest in our operating partnership as of August 9, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 98.5 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of June 30, 2002 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of June 30, 2002. An adjustment of $1,261,000 is included in the June 30, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect the current capital expenditure commitments at our golf courses, primarily Eagle Ridge, and to reflect a loss of $55,000 on the sale of an asset. There were no other adjustments to the liquidation basis of accounting for the six months ended June 30, 2002; however, due to the continued uncertainty of the golf course sales environment, we reclassified the reserve for the Sandpiper working capital note of approximately $2.9 million, which was substantially collected subsequent to quarter end, against the real estate and mortgage note receivable held for sale. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at August 9, 2002 is 7,982,720 (which includes 110,277 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage are pledged as collateral under a participating lease and/or a participating mortgage wherein our counter-parties are in default.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with implementing the plan of liquidation. These amounts can vary significantly due to, among other factors, the timing and actual receipt of proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid over the liquidation period.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2001	Payments	Adjustments	June 30, 2002
Severance	$5,128,000	$(36,000)	$—	$5,092,000
Professional fees	5,541,000	(2,067,000)		3,474,000
Financial advisor fees	899,000	(216,000)		683,000
Capital expenditures	617,000	(1,296,000)	1,206,000	527,000
Other	3,875,000	(1,181,000)		2,694,000
Total	$16,060,000	$(4,796,000)	$1,206,000	$12,470,000

        Included in the severance amounts above are payments due our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the plan of liquidation (which has already occurred) and our repayment of our obligations under the loan agreement with Bank of America, N.A. Additional payments aggregating approximately $1,895,000 are payable upon the later of the one-year anniversary of our board of directors' adoption of the plan of liquidation (which has already passed) and our repayment of our obligations under the loan agreement. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

        Included in the Other category is a $700,000 payment representing the premium on an additional directors and officers Insurance policy to cover a specified period following the expiration of our existing policy which expires on February 7, 2003.

3. Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and under the liquidation basis of accounting following stockholders' approval of the plan of liquidation on May 22, 2001, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission, or the SEC. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that such information should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2001.

4. Mortgage Note Receivable

        In June 1997, our operating partnership closed and funded an initial $69.975 million participating mortgage to Golf Host Resorts, Inc., an entity affiliated with Starwood Capital Group LLC. The participating loan is secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida. The additional collateral included cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which was released upon the achievement of certain performance levels. The operator of the resort, Westin Hotel Company, guaranteed up to $2.5 million of debt service for each of the first five years, which guarantee has been substantially funded. The initial loan of $69.975 million was increased by an additional $9 million loan (creating a total principal loan amount of $78.975 million), which was used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

        The loan term is 30 years from inception, with an initial base interest rate of 9.6% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

        Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 of our OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of Golf Host Resorts on March 3, 2000. These 274,039 shares of our common stock plus 79,663 of the shares of our common stock that they purchased at the time of the loan (for a total of 353,702 shares) continue to be pledged as security for the borrower's performance under the participating loan. Prior to the borrower's default under the participating mortgage discussed below, we recognized interest income on a straight-line basis.

        On November 14, 2001, we forwarded a notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a notice to the borrower based upon its non-payment of the October 2001 interest payment on the participating mortgage. On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default by the borrower under the participating mortgage. On March 8, 2002, we notified borrower that due to its continued failure to cure the event of default, all of the borrower's obligations under the participating mortgage have been accelerated. Additionally, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook operator, that it is in default under a subordination agreement among us, borrower and Westin for failing to remit payments directly to us, on behalf of borrower. Due to these defaults by our counter-parties, we have not received or recognized rent under the participating lease at Lost Oaks since August 2001, nor have we received or recognized interest under the participating mortgage at Innisbrook since October 2001.

        As of June 30, 2002, the participating lease on Lost Oaks was terminated and we assumed management of the golf course through our wholly-owned subsidiary, GTA—Lost Oaks, LLC. We have retained Troon Golf, LLC to manage this property on our behalf. We continue to seek a negotiated foreclosure or settlement with the borrower under the participating mortgage. Accordingly, we have also been negotiating with Westin regarding the terms of a new management agreement between Westin, or an affiliate thereof, and GTA Innisbrook, LLC, to be effective as of the date GTA Innisbrook, LLC assumes fee simple title to the Innisbrook Resort. In view of the potentially advantageous result to the stockholders of obtaining title to, and, thereafter, holding Innisbrook for a period of 36-months to seek to regain the financial performance levels achieved prior to 2001, we have determined that an immediate liquidation of the Innisbrook Resort is not the most favorable option to the company.

5. Commitments and Contingencies

        Sandpiper Golf Course.    On January 18, 2001, Sandpiper at SBCR, LLC, which at that time was the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc. filed against SGT a legal complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998.

        On June 14, 2002, the arbitrator in the Sandpiper dispute issued a ruling in favor of our subsidiary rejecting all of the claims brought against our subsidiary by the former Sandpiper lessee and Environmental Industries, Inc. The arbitrator issued its favorable award of $5,732,103 in damages to our subsidiary, SGT, as well as attorneys' fees and costs. On June 25, 2002, the former Sandpiper lessee and Environmental Industries, Inc. moved to alter, modify, or vacate the arbitration award, which SGT opposed. Notwithstanding these motions, as of June 28, 2002, the participating lease was terminated and the Sandpiper lessee relinquished possession of the Sandpiper Golf Course to SGT which has been managing the golf course operations since this date. The arbitrator denied those motions on July 3, 2002 and on July 30, 2002, the arbitrator issued a final arbitration award consisting of $6,732,103, which included a stipulated amount of $1 million for attorneys' fees and costs. As a result, in July 2002, we received the redemption proceeds from two of the three collateral instruments pledged against the Sandpiper participating lease totaling $2.73 million. This included a letter of credit in the amount of

$1,735,000 and a bond in the amount of $1,000,000. These amounts were applied to the outstanding balance of the Sandpiper working capital note. After an additional payment of $150,000 from the former lessee from golf course cash flow, the remaining outstanding balance of the working capital note at August 9, 2002, is approximately $58,000. We expect to get additional cash flows from the golf course for the month of June that we will apply to the outstanding balance of the working capital note. Collecting the balance of our arbitrator's award of $3,997,103 is unlikely because it is limited by our actions against the remaining collateral, a $1.8 million payment guarantee from a third party, which is insufficient to cover such balance. We have been actively marketing the property for sale and on August 2, 2002, entered a letter of intent to sell the golf course.

        Unresolved Sandpiper Disputes.    On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The allegations in this legal complaint are substantially similar to the allegations in the dismissed federal action. The complaint alleges causes of action for breach of written contract, breach of the implied covenant of good faith and fair dealing, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, fraudulent promise without intention to perform, intentional misrepresentation and fraud, and specific performance. The complaint seeks compensatory damages of not less than $50 million, interest, punitive damages, costs of suit (including attorney's fees), and specific performance. On Friday, June 22, 2001, we filed a demurrer to the complaint (which is a motion to dismiss for failing to state a claim upon which relief may be granted) and a motion to stay the action pending the outcome of the arbitration to be conducted regarding the dispute described in the first Sandpiper paragraph above. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted the motion to stay the action pending the outcome of the arbitration. At a case management conference held on January 28, 2002, the court continued the stay until April 8, 2002. The court did not rule on the demurrer. On March 11, 2002, the court granted defendants' motion to expunge the lis pendens that plaintiffs had recorded against the property relating to this action. The court also awarded defendants attorneys' fees incurred in filing the motion to expunge the lis pendens. Plaintiffs filed a petition for a writ of mandate with the court of appeal seeking to have the lower court's decision overturned. The court of appeal summarily denied the petition without comment. HT-Santa Barbara, Inc. paid the award of attorneys' fees and costs. Now that the first arbitration has concluded, we face a risk that the court will allow this lawsuit to proceed. Currently, however, the case remains stayed pending a case management conference on August 19, 2002. At this stage in the proceedings, it is not possible to predict the outcome of the dispute.

        Palm Desert Country Club.    We operated this golf course through our wholly-owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club for total consideration of $4.075 million. The buyer sued us and GTA Palm Desert LLC on or about November 20, 2001 in the Riverside County Superior Court, for (1) breach of the purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of litigation at this time. The court set a trial date of January 21, 2003, and a Mandatory Settlement Conference for December 20, 2002. The plaintiff has conducted no discovery in this case to date. We have delivered written discovery requests to the plaintiff and their responses will be due in September. Depositions will likely follow receipt of the discovery responses. This claim has been tendered to our directors and officers liability carrier.

        Osage National Golf Club.    The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed in April 2000. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of certain of our OP units to Osage National Golf Club. The plaintiffs allege that at the time of our purchase of the golf course that we misrepresented the nature of these OP units and, therefore, plaintiffs assert that because of this misrepresentation the OP units we issued to it were substantially less valuable than had been represented by us and, therefore, plaintiffs assert that they have suffered actual damages in an amount not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecified punitive damages. A scheduling conference was held in this case with the court in late February 2002, and the case is tentatively set for trial on October 23, 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs have responded to our discovery. They have also produced a corporate representative for deposition. Because of the death of the former manager of plaintiffs, who we believe had the most knowledge of plaintiffs' claims, their representative claimed that he could not respond with respect to topics that had been designated for testimony. We intend to file an appropriate motion to limit evidence that plaintiffs can introduce regarding the topics about which their representative failed to testify. We are unable to assess the likely outcome of this case.

Class Action

        On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. Ms. Crossley is represented by the same plaintiffs' counsel that represented Concordia in the action against us which was earlier dismissed. The plaintiff alleges that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the company in connection with the renegotiation of the officers employment agreements. Finally, the complaint also alleges that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to dismiss Banc of America Securities LLC from the case without prejudice. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied our motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability. The matter has been tendered to our directors and officers insurance carrier. At this stage in the proceedings, it is not possible to predict the outcome of this dispute.

Other Litigation

        Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.    This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or the bank, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the original sale and lease of the golf course located in Miller County, Missouri. The bank alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. The bank received none of the proceeds of the redemption. The bank asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. We have forwarded our initial disclosures required under the Federal Rules of Civil Procedure to Hillcrest Bank. Hillcrest Bank has partially disclosed its documents, but has not yet provided all required disclosure. In addition, there has been no discovery. We are unable to provide an assessment as to a likely outcome at this time.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against a number of defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of the deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. In sum, the basis for the motions are that plaintiffs' claimed lien does not comply with the requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. Plaintiffs' time to appeal this ruling has not yet expired and we do not know whether an appeal will be filed. As a result, we are unable to give an assessment as to a likely outcome of this dispute at this time.

        Ordinary Course Litigation.    Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner thereof. The participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. Other than as discussed above, we are not currently a party to any legal proceedings relating to the golf courses that would materially harm our business or financial position if determined adversely to us. It is, however, possible that in the future we could become a party to such proceedings.

        Events of Default under the Participating Lease and Participating Mortgage.    An event of default may be declared under a participating lease or participating mortgage when a lessee or mortgagor fails to pay rent or interest in a timely manner thereunder. In 2001, we elected to pursue legal remedies against our lessees and mortgagor under our participating leases and participating mortgage at the following properties (which represents 6.0 golf courses): Sandpiper; Lost Oaks; and Innisbrook. These disputes have been resolved at Lost Oaks and, as described above with respect to certain of the claims at Sandpiper. As a result of these defaults, we have taken possession, and are currently managing, Tierra Del Sol, Mystic Creek, Wekiva, Stonehenge, Sandpiper and Lost Oaks. We also manage Black Bear Golf Club which we assumed in a participating lease termination and transition agreement which was not the result of default proceedings. We continue to negotiate with the mortgagor regarding the consensual foreclosure and taking possession of the Innisbrook Resort and other collateral. The holding period required by the bankruptcy court for the cash collateral pledged by the lessee under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. The 52,724 OP units and applicable dividend payments pledged as collateral by the lessee under the Mystic Creek participating lease have not yet been released by the bankruptcy court; therefore, certain financial obligations of the lessee under this participating lease remain unpaid at June 30, 2002.

        Refundable initiation fees at Country Club at Wildewood and Country Club at Woodcreek Farms (known collectively as Stonehenge).    Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2002 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.

6. Other Assets

        Receivables—net consists of the following:

	(Liquidation Basis)
	June 30, 2002	December 31, 2001
	(in thousands)
Rent receivable	$843	$1,030
Note receivable for land sale	—	2,378
Note receivable taken in sale of asset	1,761	—
Loans to officers (including accrued interest)	1,655	1,613
Working capital note receivable from Sandpiper lessee	2,943	2,943
Reserve for working capital note receivable from Sandpiper lessee	—	(2,943)
Other miscellaneous receivables—net	688	420
Receivables—Net	$7,890	$5,441

        The rent receivable includes approximately $290,000 of unpaid rent and ground lease payments attributed to the lessee's obligations to us at the Mystic Creek Golf Club. The holding period required by the bankruptcy court for the cash collateral pledged under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. The 52,724 OP units and related past dividend payments pledged by the lessee as collateral under the participating lease have not yet been released by the bankruptcy court; therefore, certain financial obligations of the lessee under this participating lease remain unpaid at June 30, 2002. The value of the OP unit collateral fluctuates with changes in our stock price and, therefore, we face the risk that the value of our collateral may decline before it is released to us and can be applied to the lessee's outstanding obligations. We have been unable to take possession of the OP unit collateral due to the fact that the bankruptcy court automatically stayed the eviction action on February 25, 2000 that we had earlier commenced. However, the bankruptcy court issued a trial opinion on October 10, 2001 holding that the participating lease was a true lease as we argued and not subject to modification in bankruptcy. In July 2002, we and the former lessee settled a dispute over the disposition of certain personal property used in the operation of the golf course. Pursuant to the settlement, the former lessee will transfer all of its interests in the personal property to us and we will (1) apply all unapplied collateral to the outstanding amounts due, (2) pay the former lessee $70,000 and (3) release the balance of our other claims. The settlement is subject to bankruptcy court approval, which is expected in August 2002. No rent revenue was received or recognized for this golf course after October 2000.

        The note receivable owed to us for the sale of 14-acres of land which was secured by such parcel of land adjacent to the Sandpiper Golf Course matured on June 2, 2002, and the note was paid in full as of that date.

        The loans to officers, which include accrued interest, are non-recourse and are secured by 199,415 shares of the officers' common stock that had a fair market value at the time of the execution of the loans by the officers of $8 per share. Effective July 1, 2002, we will discontinue accruing interest on these loans due to the current computed value of the security based on our current net assets available to common shareholders.

        The working capital note receivable from the Sandpiper lessee was fully reserved; however, subsequent to June 30, 2002 we received payments totaling $2,885,000 which were applied to outstanding balance of this note. These payments represented proceeds from the collateral pledged under the participating lease of a letter of credit for $1,735,000 and a bond of $1,000,000. We also received a payment of $150,000 which represented cash flow from the golf course operations. The reserve allocated to this note receivable was reclassified to apply against real estate held for sale (as further described in footnote 2 "Adjustment to liquidation basis of accounting").

7. Debt

        Debt consists of the following at the applicable dates:

	June 30, 2002	December 31, 2001
	(in thousands)
Secured credit agreement, with an interest rate of prime plus 1% for a current effective rate of 5.75% per annum at June 30, 2002, which matures December 31, 2002	$83,998	$95,469

Credit Agreement

        On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and related line of credit. This credit agreement consolidated the balances outstanding under our credit facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default alleged against us by our lender under our credit facility and line of credit were waived or cured upon the closing of the amended and restated credit agreement. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We met the obligation for the first quarter from the cumulative payments from prior quarters). We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loan. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loan is equal to the higher of the federal funds rate plus 1.5%, or the prime rate plus 1% per annum. The lenders' loan to us under the second and amended and restated credit agreement is secured by mortgages on substantially all of our golf courses and certain other assets. Each of our material subsidiaries is a guarantor under the credit agreement.

        The second amended and restated credit agreement limits our ability to sell golf courses unless we receive net cash proceeds in excess of minimum amounts that are set forth in the credit agreement. The credit agreement contains a financial covenant regarding the minimum amount of cash rent that we receive each month. Non-financial covenants include maintenance of golf courses, requirements to insure the golf courses, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and participating mortgage, among others.

        On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and we will owe a fee of 0.25% on the outstanding balance at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which point the rate will increase to the base rate plus 3% for the period October 1, 2002 until maturity. All of the other terms and conditions are substantially unchanged from the second amended and restated credit agreement. Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our golf courses, our lessees and our borrower under the participating mortgage, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our credit agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. Additionally, if the sales of our remaining nine properties (16.0 golf courses) do not occur in the time and for the amounts contemplated by us, we may need to seek to obtain our lenders' consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to any further request for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than our current credit agreement.

Restricted Cash

        The balance in restricted cash of $1,542,000 is comprised of $1,500,000, plus accrued interest that is being held in an interest-bearing escrow account pursuant to the terms of the credit agreement with our senior lenders. These escrowed funds may be used to pay interest on the credit agreement when the Innisbrook owner (our borrower under the participating mortgage) has defaulted in the payment of interest due under the Innisbrook participating mortgage, which occurred in November 2001, and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less at the time such default occurs or during its continuance.

8. Stock Options and Awards

Loans to Officers

        The compensation committee of the board has authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25, 2001 was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our Board's approval of the plan of liquidation on February 25, 2001. This debt forgiveness of $2,847,000, plus amortization of restricted stock compensation of $1,544,000 related to the accelerated vesting of 90,897 shares of restricted stock previously issued to our executive officers, was recorded as compensation expense in the first quarter of 2001.

        Pursuant to the terms of our officers' amended and restated employment agreements, dated as of February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we will discontinue accruing interest on these loans due to the current computed value of the security based on the current net assets available to common shareholders. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower's employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower. We do not intend to make any additional loans to our officers.

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

        Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the board of directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share), or (ii) the cash dividend paid or payable on the number of shares of common stock into which a Series A preferred stock is then convertible (determined on each of the quarterly dividend payment dates referred to above). Series A Preferred Stock dividends currently accrue at a rate of $462,500 per quarter and as of June 30, 2002 we have accrued and unpaid four quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2002). Under our Series A charter document, if and when we have six quarters of accrued and unpaid Series A Preferred dividends, the holder of the Series A Preferred Stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

        On February 22, 2001, we entered into a voting agreement with the holder of all of the shares of Series A preferred stock in which we agreed, in the event that the requisite number of our common stockholders approved the plan of liquidation and the voting agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the

Series A preferred stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of its assets and/or operations to redeem all of the shares without violating any legal or contractual obligations.

        Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A Preferred Stock by May 22, 2003 (which is the second anniversary of our shareholders' adoption of the plan of liquidation), AEW Targeted Secuties Fund (or its transferee) will have the right to require us to redeem the Series A Preferred Stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A Preferred will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A Preferred shares are redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders. Payment of such dividends might constitute preferential dividends which might cause us to fail to qualify as a REIT.

        Except in certain circumstances relating to preservation of our status as a REIT and as provided in the voting agreement described above, the Series A preferred stock is not redeemable at our option prior to April 2, 2004. On and after such date, the Series A preferred stock will be redeemable, in whole but not in part, at the option of GTA on 20 days' notice for a cash payment equal to $25.00, plus accrued and unpaid dividends (whether or not declared) to the redemption date without interest, plus a premium initially equal to 4% of such sum and, thereafter, declining by 1% each year so that the premium is zero on and after April 2, 2008.

10. Subsequent Events

Sandpiper Collateral Redemption

        On June 14, 2002, the arbitrator in the Sandpiper dispute (see footnote 5 for further detail) issued a ruling in favor of our subsidiary rejecting all of the claims brought against our subsidiary by the former Sandpiper lessee and Environmental Industries, Inc. As a result, in July 2002, we received the redemption proceeds from the collateral pledged against the Sandpiper participating lease totaling $2.73 million. This included a letter of credit in the amount of $1,735,000 and a bond in the amount of $1,000,000. These amounts were applied to the outstanding balance of the Sandpiper working capital note. After an additional payment of $150,000 from the former lessee from golf course cash flow, the remaining outstanding balance of the working capital note at August 9, 2002, is approximately $58,000. We expect to receive additional cash flows from the golf course for the month of June that we will apply to this outstanding balance. Collecting the balance of our arbitrator's award of $3,997,103 is unlikely because it is limited by our actions against the remaining collateral, a $1.8 million payment guarantee from a third party, which is insufficient to cover such balance.

Asset Dispositions

        On July 12, 2002, we closed on the sale of Bonaventure Country Club to Tavor Holdings, LLC, for gross sales proceeds of $10.5 million, less credits to the purchaser of $250,000 for payment of certain special assessments related to the golf course and $70,000 for the net cash flow of the golf course during the management period. We used the net proceeds from this sale to make a debt principal payment under our credit agreement of $9.89 million.

        On July 22, 2002, we closed on the sale of Osage National Golf Club for gross sales proceeds of $3.35 million to Osage National Investment Group, LLC. We used the net proceeds to make a debt principal payment of $3.31 million.

GOLF TRUST OF AMERICA, INC.

Form 10Q Quarterly Report
For the Six Months Ended June 30, 2002

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT. We state golf course quantities in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. As of August 9, 2002, we own nine properties (16.0 golf courses stated in 18-hole equivalents). Of these, we hold participating interests in 7.5 golf courses and direct, controlling interests in 8.5 golf courses; twelve of these sixteen golf courses are owned by us and four serve as collateral for a 30-year participating mortgage loan we initiated as the lender. Of the twelve courses that we own, 10.5 are held in fee simple and 1.5 are held pursuant to long-term ground leases. The sixteen golf courses are located in Florida (7), South Carolina (2), Michigan (1.5), Illinois (3.5), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P which is Sandpiper-Golf Trust LLC, or SGT. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. and GTA L.P., Inc., each of which is a Maryland corporation, holds a 98.7 percent interest in our operating partnership as of August 9, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 98.5 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Recent Events

        In the past quarter, we concluded a significant lawsuit, obtained an extension of the maturity on our credit facility and continued to negotiate for a potential settlement of claims resulting from the borrower's default under the participating mortgage, as described below.

Sandpiper Golf Course

  Recent Developments

        On June 14, 2002, the arbitrator in the Sandpiper dispute (described below) issued a ruling in favor of our subsidiary Sandpiper—Golf Trust LLC, which we call SGT. The arbitrator rejected all of the claims brought against our subsidiary by the former Sandpiper lessee and Environmental Industries, Inc. On June 25, 2002, the former Sandpiper lessee and Environmental Industries, Inc. moved to alter, modify, or vacate the arbitration award, which SGT opposed. Notwithstanding these motions, as of June 28, 2002, the participating lease was terminated and the Sandpiper lessee relinquished possession of the Sandpiper Golf Course to SGT which has been managing the golf course operations since this date. The arbitrator denied those motions on July 3, 2002 and on July 30, 2002, the arbitrator issued a final arbitration award in our favor of $6,732,103, which included a stipulated amount of $1 million for attorneys' fees and costs. As a result, in July 2002, we received the redemption proceeds from the collateral pledged against the Sandpiper participating lease totaling $2.73 million. This included a letter of credit in the amount of $1,735,000 and a bond in the amount of $1,000,000. These amounts were applied to the outstanding balance of the Sandpiper working capital note. After an additional payment of $150,000 from the former lessee from golf course cash flow, the remaining outstanding balance of the working capital note at August 9, 2002, is approximately $58,000. We expect to get additional cash flows from the golf course for the month of June that we will apply to this outstanding balance. Collecting the balance of our arbitrator's award of $3,997,103 is unlikely because it is limited by our actions against the remaining collateral, a $1.8 million payment guarantee from a third party, which is insufficient to cover such balance. We have been actively marketing the property for sale and on August 2, 2002, entered a letter of intent to sell the golf course. The proposed sale is subject to the finalization of a purchase agreement and other contingencies.

  Sandpiper Background

        As previously mentioned, SGT owns the Sandpiper Golf Course, a high-end daily fee public golf course located near Santa Barbara, California. On January 18, 2001, Sandpiper at SBCR, LLC, which at that time was the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc. filed against SGT a legal complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998. Environmental Industries provided a letter of credit to us as partial security for the lessee's performance under the participating lease. The complaint alleged that the Sandpiper lessee should be excused from paying rent under the participating lease because SGT had failed to perform certain obligations under the participating lease and under a purported term sheet amendment to the participating lease. The complaint did not allege a cause of action for breach of the participating lease; instead, it only sought an injunction prohibiting SGT from issuing notices of default against the lessee under the participating lease, terminating the participating lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the participating lease. On January 27, 2001, the parties entered into a standstill agreement, pursuant to which SGT agreed, among other things, not to terminate the participating lease based on the current disputes between the parties pending the outcome of the dispute resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award it may be obligated to pay. Pursuant to the terms of the participating lease, the parties agreed to arbitrate this dispute. An arbitration hearing took place on December 14 through 18, 2001, on January 8 through 12, 2002, on March 5 through 7, 2002, and on April 16 through 18, 2002, following which the parties filed post-hearing briefs. The arbitrator's ruling, favorable to SGT, was issued June 14, 2002, and the arbitrator's ruling on the motion for reconsideration, favorable to SGT, was issued on July 3, 2002.

  Unresolved Sandpiper Disputes

        On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara, California titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The plaintiff, HT-Santa Barbara, Inc., which we refer to as HT, owns a resort near the Sandpiper golf course and the ADCO Group is an affiliate of HT. Their legal complaint against us alleges that they are parties to a golf utilization agreement with our subsidiary SGT, and that we, through SGT, breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint further alleged that GTA misrepresented its intention to fund renovations to the Sandpiper golf course, that GTA misrepresented that the Sandpiper participating lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these alleged misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleges that GTA breached the term sheet and the participating lease by failing to renovate Sandpiper. The complaint seeks compensatory damages of not less than $50 million, interest, punitive damages, costs of suit (including attorney's fees), and specific performance. On Friday,

June 22, 2001, we filed a demurrer to the complaint (which is a motion to dismiss for failing to state a claim upon which relief may be granted) and a motion to stay the action pending the outcome of the ongoing arbitration described above. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted our motion to stay the action pending the outcome of the arbitration. At a case management conference held on January 28, 2002, the court continued the stay until April 8, 2002. The court did not rule on the demurrer. On March 11, 2002, the court granted our motion to expunge the lis pendens that plaintiffs had recorded against the Sandpiper property. The court also awarded us attorneys' fees incurred in filing the motion to expunge the lis pendens. Plaintiffs filed a petition for a writ of mandate with the court of appeal seeking to have the lower court's decision overturned. The court of appeal summarily denied the petition without comment. HT-Santa Barbara, Inc. paid the award of attorneys' fees and costs. Now that the first arbitration has concluded, we face a risk that the court will allow this lawsuit to proceed. Currently, however, the case remains stayed pending a case management conference on August 19, 2002. At this stage in the proceedings, it is not possible to predict the outcome of the dispute.

Credit Facility Extension

        Our credit facility from a syndicate of lenders led by Bank of America, N.A., was scheduled to mature on June 30, 2002. On June 28, 2002, we obtained an extension to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and we will owe a fee of 0.25% on the outstanding balance at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which it will increase to the base rate plus 3% for the period October 1, 2002 until maturity. All of the other terms and conditions remain substantially unchanged. As of August 9, 2002 we owe approximately $70.8 million under this facility. If we are unable to sell enough assets by the end of the year to fully repay our indebtedness to these lenders, we might need their cooperation to further extend the maturity date, for which they would likely charge additional fees. We face the risk that our lenders might refuse to extend the maturity of our credit facility past December 31, 2002.

Our Participating Mortgage secured by the Innisbrook Resort

        We are the lender under a $79 million non-recourse loan, secured by a participating mortgage on the Innisbrook Resort (other than the resort's condominium units). The Innisbrook Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and an adjacent condominium and conference facilities. The borrower owns the Innisbrook Resort (other than the condominium units) and has entered into contracts with each of Troon Golf, LLC to manage the golf courses, and Westin Hotel Company to manage the rental pool condominium units and conference facilities.

        We entered into the loan facility as the lender in June 1997. The original principal balance of $69.975 million was subsequently increased by $9 million (creating a total principal amount of $78.975 million), which the borrower used to finance a nine-hole expansion and other improvements to the Innisbrook Resort facilities. The loan term at inception was 30 years, with an initial base interest rate of 9.6% per annum and annual increases of at least 5%, but no more than 7% in the interest payment for the first five years. We refer to this loan as a participating mortgage because the required mortgage payments include an interest component related to the borrower's income from resort operations. In view of the borrower's default under the participating mortgage, we have not received or recognized any participating interest since 1999 (see note 4 to our condensed consolidated financial statements).

        In addition to the Innisbrook Resort itself, the collateral securing the borrower's performance under the participating mortgage currently includes 353,702 shares of GTA common stock owned by the borrower and three condominium units owned by the borrower at the Innisbrook Resort. The borrower's parent, Golf Hosts, Inc., an affiliate of Starwood Capital Group LLC, guaranteed all of the borrower's loan payment obligations. In June, 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the resort does not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure Westin would continue to manage the resort pursuant to the existing management agreement including the opportunity to receive payments on the outstanding Westin guarantee balance contingent upon achieving certain cash flow threshholds. In addition, there is an agreement between the current owner of the Innisbrook Resort and the condo owners association that requires the owner of the Innisbrook Resort to reimburse 50% of the refurbishment costs (approximately $9 million) invested in the condo units by the condo owners. This amount is supposed to be amortized and reimbursed to the condo owners over the five-year period beginning in 2005.

        Subsequently, in October 1997, we acquired another nearby golf course, Lost Oaks of Innisbrook, and leased it to an affiliate of the borrower under a participating lease. The participating lease at Lost Oaks and the participating mortgage at Innisbrook included cross-default provisions such that a noticed default under one asset would constitute a default under the other. On November 6, 2001, we notified the borrower's affiliate, Lost Oaks, L.P., the lessee of our Lost Oaks Golf Club, that its failure to pay rent in arrears for the month of September, as well as late charges and interest, constituted an event of default under its participating lease.

        Following September 11, 2001, the borrower informed us that due to the significant impact of the events of September 11th on their operating performance, the borrower might default on its mortgage payments to us under the participating mortgage. On November 1, 2001, the borrower failed to pay interest in arrears for the month of October when due, and on November 14, 2001 we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. On November 29, 2001, we notified borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the borrower under our participating mortgage. The participating lease at Lost Oaks was terminated as of June 30, 2002 and we took over the management of the golf course through our wholly-owned subsidiary GTA—Lost Oaks, LLC. We concurrently retained Troon Golf, LLC to continue to manage the operations of this golf course.

        On March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its loan to us as a result of its continuing default. The participating mortgage loan is a non-recourse loan, which means that following an event of default we cannot bring a legal action directly against the borrower to compel payment. Rather, our only recourse would be to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the third-party individually owned condominium units) and any other property of the borrower that has been pledged as collateral to us to secure the loan. We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. However, we might be unable to reach any consensual resolution or settlement with the borrower. Judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in the litigation, the borrower might not meet its obligations to us or it might declare bankruptcy. Even if we obtain ownership of the resort, we expect to face the difficult task of seeking to regain the financial performance levels achieved prior to 2001. We do not currently expect to realize any cashflow from the Innisbrook Resort until 2003. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the borrower might obtain bankruptcy and/or other judicial protection.

        Also on March 8, 2002, we sent a notice to Westin Hotel Company claiming that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it has breached the subordination agreement.

        As a result of changes in circumstances since June of 1997, both Westin and GTA desire to modify the terms of the original management agreement in the event that we foreclose. Accordingly, as we negotiate with the borrower regarding a negotiated foreclosure or settlement, we have been negotiating with Westin regarding the terms of a new management agreement, to be effective as of the date we acquire the Innisbrook Resort, if ever. We face the risk that our negotiations with Westin might not be successful. If our negotiations with Westin fail, but we nonetheless become the owner of the Innisbrook Resort, it is possible that we would become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement. Such litigation would likely focus on the extent, if any, to which we, as successor owner of the Innisbrook Resort, must assume the borrower's outstanding liabilities to Westin under the original management agreement, among other issues. At this time, no settlement of our disputes with Westin or our borrower have been agreed upon.

        The borrower and many of the condominium unit owners participate in an arrangement whereby the condominiums, when not being used by their owners, are placed in a pool and rented as hotel rooms to guests at the Innisbrook Resort. The condominium owners (as plaintiffs) have initiated legal action against the borrower, Golf Hosts Resorts, Inc., and its corporate parent, Golf Hosts, Inc., (as defendants) regarding various aspects of this arrangement, as described in Part II, Item 1—Legal Proceedings of this report.

        Neither GTA nor any of our affiliates is a party to that lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to (i) make participating mortgage payments to us, or (ii) enter into a settlement agreement with us on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures our participating loan. In the event that we settle our dispute with the borrower, we might decide to assume certain of its potential liabilities and any such settlement might be impacted by this litigation. No such settlement of the pending disputes has been reached at this time.

        Innisbrook Financial Performance.    Per the financial results submitted to us by Golf Hosts, the net operating income of the property for the six months ended June 30, 2002 was $3,537,000 which is a decrease from the same period in the prior year of approximately $2,629,000 or 43%. During the six months ended June 30, 2002, gross revenues declined $7,608,000 or 22.7% from the same period in the prior year. Room nights for the period were down by 21% and room night spending levels were down 2.1%. The combined reduction in room nights and decrease in average spending resulted in the reduction of gross revenues. Total operating expense before depreciation and amortization was down $4,660,000, or 18.3%, for the six months ended June 30, 2002 compared to the same period for the prior year. For the trailing twelve months ended June 30, 2002, net operating income, before write-down of impaired intangible assets, is down approximately $5,985,000 or 124% when compared to the trailing twelve months ended June 30, 2001. Total revenues is down approximately $15,323,000 or 27%. REVPAR, which is a standard operating measurement tool within the Hotel industry, does not lend itself to this property due to the Rental Pool arrangement. Revenue per room night, which recognizes the actual gross revenue as it relates to occupied rooms, was down $12.96 or approximately 3%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $8,609,000 or 18%. Other expenses which include participating interest, straight-line interest, losses on assets leased and held for sale and non-cash charges for depreciation and amortization are down approximately $10,488,000. This reduction in non-cash items is primarily the result of a one time write-down of intangibles in the amount of $7,441,000 and the recognition of leased asset losses in the amount of approximately $2,135,000 during the trailing twelve months ended June 30, 2001. These fluctuations culminated in a decrease of 26%, of $3,774,000, in the loss for the trailing twelve months ended June 30, 2002, when compared to the same period in the prior year. Because these results are unaudited and are provided by our mortgagor instead of generated internally, we can provide no assurances as to the accuracy or completion of these financial results.

        We face a trade-off between (a) selling the participating mortgage now, as a distressed loan, which would likely result in a significant loss on our investment but would hasten the completion of our liquidation, and (b) seeking to resolve these problems through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we could seek to regain the financial performance levels achieved prior to 2001. The latter alternative might allow us to recoup more of our investment, but would take considerably more time. In Houlihan Lokey's evaluation of Innisbrook, they valued this asset under two different scenarios, both of which assumed, with our permission, that we would obtain a fee simple interest in the asset as a result of successfully completing a negotiated settlement or foreclosure on our mortgage interest. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset and the second scenario analyzed holding the asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. In a report dated March 15, 2002, subject to a number of assumptions, Houlihan Lokey's analysis concluded that we may realize between $45 million and $50 million for the Innisbrook asset under the first scenario and between $60 million and $70 million under the second scenario. In view of the potentially advantageous result to the stockholders of obtaining title to and, thereafter, holding Innisbrook for a period of 36-months to seek to regain the financial performance levels achieved prior to 2001, our board determined that an immediate liquidation of the Innisbrook Resort is not the most favorable option to the company. Our hold strategy contemplates our foreclosure or otherwise taking control of the Innisbrook Resort in lieu of foreclosure, during the latter part of 2002. We do not currently expect to realize any cashflow from the Innisbrook Resort until 2003. In doing so, management and the board of directors believe that the recovery of the prior financial performance of this property, and the resolution of certain related issues with the property and its current owner, Golf Hosts, Inc., is in the best interest of the stockholders. As a result, after consideration of all the relevant facts and circumstances then available to us, our board determined that it would be in our stockholders' best interests to seek a negotiated resolution to the borrower's default in order to allow us to best preserve the value of our collateral, including the resort. Accordingly, the estimated fair value of our Innisbrook asset, as recorded on our books at June 30, 2002, is $60 million, which is at the low end of the valuation range estimated by Houlihan Lokey in their March 2002 report and which assumes that we successfully regain the financial performance levels achieved prior to 2001 within the 36-month period. At this time, no settlement of our disputes with the borrower has been reached. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years. Moreover, we face the risk that we might be unsuccessful and might ultimately sell our interest in that asset for less than the estimated fair value that we currently have recorded on our books of $60 million. At some future date, this assessment may change and the asset may be written-down. All of our other assets are being marketed for immediate sale and are recorded on our books at their estimated immediate liquidation value. Our board will continue to monitor and evaluate all of our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

Plan of Liquidation

  Recent Developments

        Northgate County Club Disposition.    On May 9, 2002, we closed on the sale of this golf course to Northgate Country Club, LLC, for total consideration of $10.875 million. The total consideration received from the purchaser for this asset includes $8.59 million in cash, 94,273 OP units valued at approximately $535,000 ($5.675 per unit, the 10-day trailing average as of March 25, 2002), and a promissory note in the original principal amount of $1.75 million. Prior to the closing, the purchaser made a deposit of $150,000 in cash, certain real estate and the redemption value of his OP units as security for performance under the purchase agreement. The promissory note matures 18 months from the date of the note with an option in favor of the borrower to extend the term for an additional 18 months for a fee of 1.5% of the then outstanding principal balance due under the note. The purchaser must pay a principal payment of $375,000 on the first anniversary of the closing and, assuming the extension option is exercised at maturity, a principal payment of $675,000 will be due on the second anniversary of the closing, with the balance due at the extended maturity date. The promissory note bears interest at 10% per annum during the first year, 11% per annum during the second year and 12% per annum during the third year. Additionally, the promissory note is secured by certain real estate and an assignment of certain partnership interests owned by the principals of the purchaser. We used the net proceeds to make a debt principal payment of $8.5 million under the credit agreement.

        Bonaventure Golf Club Disposition.    We and Tavor Holdings, LLC, entered into a purchase agreement dated as of March 25, 2002 for the sale of the Bonaventure Golf Club to the purchaser for $10.5 million. The purchaser made a non-refundable deposit of $500,000 as of March 25, 2002 and an additional non-refundable deposit of $250,000 as of April 23, 2002 (for a total of $750,000) in order to extend the closing date to May 14, 2002. On July 11, 2002, we completed the sale of the Bonaventure Golf Club for a total purchase price of $10.5 million, less certain credits in the amount of approximately $320,000.

        Osage National Golf Course Disposition.    On July 22, 2002, we completed the sale of the Osage National Golf Course for a total purchase price of $3.35 million to Osage National Investment Group, LLC.

  Background to the Plan of Liquidation

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our company. The events and considerations leading our board to adopt the plan of liquidation are summarized in our Proxy Statement dated April 6, 2001, and in our most recent Annual Report on Form 10-K. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

        At the time we prepared our proxy statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. While we have made significant progress, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our proxy statement is now far less likely, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned. With respect to our dispositions, as of August 9, 2002, we have sold 25 of our 34 properties (stated in 18-hole equivalents, 31.0 of our 47.0 golf courses). In the aggregrate, the gross sales proceeds of $229.5 million is within the range originally contemplated by management in our proxy statement; however, two of our properties (2.5 golf courses) that were sold in 2001 were sold for a combined 1%, or $193,000, less than the range originally contemplated by management. The sales prices of the assets sold in 2002 have been evaluated against Houlihan Lokey's March 15, 2002, updated range (discussed in further detail below). Of the three properties (5.0 golf courses) sold in 2002, one (1.5 golf courses) was below the low end of the Houlihan Lokey updated range by 4% or $150,000. Nonetheless, considering the environment in which we and the country were operating in at that time, our board determined that each of the transactions below the range was fair to, and in the best interest of, our company and our stockholders.

        The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. Accordingly, we believe our business continues to be significantly impacted by the ecomonic recession and the public's hesitancy to engage in leisure spending. As reported in our most recently filed Form 10-K, on February 13, 2002 we retained Houlihan Lokey Howard & Zukin, to advise us on strategic alternatives available to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement Houlihan Lokey, reviewed (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation, and (iii) other strategic alternatives independent of the plan of liquidation. In Houlihan Lokey's evaluation of Innisbrook, they valued this asset under two different scenarios, both of which assumed, with our permission, that we would obtain a fee simple interest in the asset as a result of successfully completing a negotiated settlement or foreclosure on our mortgage interest. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset and the second scenario analyzed holding the asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. In a report dated March 15, 2002, subject to a number of assumptions, Houlihan Lokey's analysis concluded that we may realize between $45 million and $50 million for the Innisbrook asset under the first scenario and between $60 million and $70 million under the second scenario.

        Following receipt of Houlihan Lokey's report on March 15, 2002 and after consideration of all other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification. Pursuant to the plan's mandate of an orderly liquidation, our board of directors further decided that at that time it would be best to obtain the fee simple interest in the Innisbrook Resort and hold this asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. Moreover, after consideration of Houlihan's analysis and all the other relevant facts and circumstances applicable at that time and absent any change in facts and circumstances applicable to the Innisbrook Resort, we expect to continue to carry this asset on our books at its estimated fair value of $60 million, which is the value recorded at June 30, 2002. Our hold strategy contemplates our foreclosure or otherwise taking control of the Innisbrook Resort in lieu of foreclosure, during the latter part of 2002. In doing so, management and the board of directors believe that the resolution of certain related issues with the property and its current owner, Golf Hosts Resorts, Inc. and holding the asset to allow a period of time for the opportunity to recover the financial performance of the asset is in the best interest of the stockholders.

        We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. However, we might be unable to reach any consensual resolution or settlement with the borrower. Judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in the litigation, the borrower might not meet its obligations to us or it might declare bankruptcy. Even if we obtain ownership of the resort, we expect to face the difficult task of seeking to revive its revenues. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the borrower might obtain bankruptcy and/or other judicial protection. At some future date, this assessment may change and the asset may be written-down. All of our other assets were valued and are recorded on our books at their estimated immediate liquidation value and are being marketed for immediate sale.

        As of August 9, 2002, we owed approximately $70.8 million under our credit agreement, which matures on December 31, 2002. If the sales of our golf courses do not occur in the time and for the amounts contemplated by us, we may need to seek to obtain our lenders' consent to further extend the term of our credit agreement before it matures or seek refinancing through another lending source. If our lenders do not consent to any further request for a further extension and we are not able to secure refinancing through another source, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. At the present time, no such request has been made to our lenders and there can be no assurance that any such consent will be obtained if requested.

        The following discussion of our projected liquidating distributions contains forward-looking statements regarding the amount and timing of any distributions and asset sales. The actual amount and timing of our liquidating distributions could vary materially in adverse ways from the projections below. Important factors that could cause such a variance are discussed in the section below entitled "Risks that might Delay or Reduce our Liquidating Distributions," below.

        Based on the consideration of many factors, including, but not limited to, Houlihan and Lokey's updated financial analysis and other facts and circumstances applicable at the time such as the difficult enviroment for other golf course owners and operators, economic and demographic factors applicable in the areas where we continue to own golf courses, the limited pool of qualified buyers, the lack of attractive acquisition financing, and overall economic conditions impacting the travel and leisure sector of the economy, on April 1, 2002, we announced our updated range of liquidating distributions. At that time, we estimated that common stockholders will ultimately receive between $6.01 and $9.43 per share in liquidating distributions. This estimated distribution range is based on updated estimated sale prices for each of our remaining assets and estimated future cash flows from our assets held for sale. This estimated distribution range assumes that all of our golf course assets will be sold by the end of 2002, other than our interest in the Innisbrook Resort, which we have assumed will be liquidated in 2005. This estimated range further assumes that the litigation clouding the value of our interests in the Sandpiper Golf Course, which has been favorably resolved in part, and the Innisbrook Resort will be resolved by that time. Preparing financial projections such as these involves numerous estimates and judgments, any or all of which could prove to be more optimistic than the ultimate facts. Accordingly, you should not place undue reliance on our projections. Moreover, updating these projections is a difficult and time-consuming process, particularly because of the complexity of the issues surrounding the Innisbrook Resort, certain of which are beyond our control. We have not prepared updated projections since April 1, 2002. Accordingly, the range may be more optimistic than the current values of the applicable assets.

        Our credit agreement requires us to apply the net proceeds from each asset sale towards repayment of our debt. If we are able to sell our assets in the time and manner contemplated, we expect that we will be able to repay all of our debt by the new maturity date of the loan of December 31, 2002, from the sale of our assets. However, if we are unable to do so, we will either have to seek to further extend the maturity of the loan or seek the protection of the bankruptcy court. The terms of our Series A preferred stock and our agreements with the preferred stockholder prohibit us from making any further distributions to common stockholders, except as required to maintain our REIT compliance, until the Series A preferred stock is redeemed in full. After our Series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to our common stockholders. However, we expect that the proceeds of our asset dispositions will not be sufficient to redeem our Series A preferred stock in full until we liquidate our lender's interest in the participating mortgage at the Innisbrook Resort. We currently intend to hold our interest in the Innisbrook Resort pending resolution of the problems currently impairing its resale value and, accordingly, we expect it to be our final asset to be liquidated. Consequently, we now expect not to make any distributions to our common stockholders until we have liquidated our lender's interest in the participating mortgage at the Innisbrook Resort, which might be subject to significant delays.

Assets Held for Sale

        The following chart identifies each of our unsold properties:

Properties Held for Sale as of August 9, 2002

Property	Location	18-Hole Equivalent
Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Eagle Ridge	Galena, IL	3.5
Innisbrook Participating Mortgage	Palm Harbor, FL	4.0
Lost Oaks of Innisbrook	Palm Harbor, FL	1.0
Sandpiper	Santa Barbara, CA	1.0
Tierra Del Sol	Albuquerque, NM	1.0
Mystic Creek	Milford, MI	1.5
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

	Total	16.0

  Letters of Intent and Purchase Agreements

        As of August 9, 2002, we have entered into a non-binding letter of intent and a signed purchase agreement, as described below, for the disposition of 2.0 golf courses (namely, Sandpiper and Lost Oaks). If both of these arrangements close on their current terms, we would receive an aggregate of approximately $29.1 million in gross sales proceeds. Both of these arrangements are scheduled to close in the next 120 days. However, the letter of intent and the purchase agreement are subject to due diligence and other conditions, and might not result in closings. We also are negotiating with several parties regarding a potential purchase and sale agreement for Eagle Ridge. We also have several other interested parties in the Sandpiper Golf Course if the current letter of intent does not result in a purchase and sale agreement. From time to time, we may consider multi-asset letters of intent, however, at the present time, no such non-binding commitments have been executed.

  •
  Sandpiper Golf Course.  On August 2, 2002, we entered into a letter of intent to sell this golf course for $26 million.

  •
  Lost Oaks.  On August 8, 2002, we entered into a purchase and sale agreement to sell this golf course for $3.1 million.

        Regarding the potential pending sales, we face the risk that they might not occur in the time and manner anticipated; we believe this is particularly true in the case of potential multi-course sales although none are currently pending. We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. Our letters of intent are non-binding, and, therefore, at this time, we can provide no assurances that purchase agreements will be executed. Even after we enter into purchase agreements, the buyer's obligation to close is often subject to conditions, some of which might be within the buyer's control. Accordingly, any of these sales could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on less favorable terms.

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

Participating Leases

        The participating leases generally provide that we will receive the greater of base rent or participating rent. Participating rent is generally equal to the original base rent plus 33 1/3% of the difference between that year's gross golf revenue and the gross golf revenue at the golf course in the year prior to acquisition as adjusted in determining the original base rent. The base rent will increase annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the consumer price index. Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. We currently only have one performing participating lease, which is with Eagle Ridge Lease Company, LLC, at the Eagle Rige facility.

        The Eagle Ridge Inn and Resort in Galena, Illinois is managed by Troon Golf, LLC. Per the operating results submitted to us by the lessee, the net operating income of the property for the six months ended June 30, 2002 reflects an increase from the same period in the prior year of approximately $407,000 or 65%. Total revenue is down approximately $437,000 or 4%. Revenue per available room ("REVPAR") was down 5%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $844,000 or 8%. Other expenses which include participating rent, straight-line rent, capital expenditure reserve payments, interest and non-cash charges for depreciation and amortization are up approximately $429,000 or 14%. These fluctuations culminated in a 1% decrease in the bottom line net income for the six months ended June 30, 2002 or a decrease of approximately $22,000 when compared to the same period for the prior year. For the trailing twelve months ended June 30, 2002, net operating income of the property is down approximately $383,000 or 5% when compared to the trailing twelve months ended June 30, 2001. Total revenue is down approximately $2,774,000 or 9%. REVPAR was down 10%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $3,157,000 or 14%. Other expenses which include participating lease rent, straight line rent, capital expenditure reserve payments, interest and non-cash charges for depreciation and amortization are up approximately $1,267,000 or 21%. These fluctuations culminated in a 79% decrease in the bottom line net income for the trailing twelve months ended June 30, 2002 or a decrease of approximately $884,000 when compared to the trailing twelve months ended June 30, 2001. Because these results are unaudited and are provided by our lessee instead of generated internally, we can provide no assurances as to the accuracy or completion of these financial results.

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

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, is $1,655,000. Effective July 1, 2002, we will discontinue accruing interest on these loans due to the current computed value of the security based on the current net assets available to common shareholders.

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

        Beginning July 30, 2002, the newly enacted Sarbanes-Oxley Act of 2002 will generally prohibit us from making further loans to our officers.

Results of Operations

        As of the shareholder approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting; therefore, direct comparisons cannot be drawn between the results of operations for the three months ended June 30, 2002 under the liquidation basis of accounting and the three months ended June 30, 2001 which included the periods of April 1, 2001 to May 22, 2001 under the going concern basis and May 23, 2001 to June 30, 2001 under the liquidation basis of accounting.

Results of operations for the three months ended June 30, 2002 and 2001

        For the three months ended June 30, 2002 and 2001, we recognized $5,402,000 and $12,519,000, respectively, in revenue from the participating leases, the participating mortgage, and from the operations of the golf courses that we manage. The decrease in revenues of $7,117,000, or 56%, is primarily due to lost rental revenue of approximately $6,287,000 from the 26.0 golf courses that were sold in 2001 and the one golf course that was sold in the three months ended June 30, 2002. In addition, the borrower under the participating mortgage is in default, which resulted in lost interest income (including straight-line interest) from the participating mortgage of approximately $2,258,000. We also experienced $1,282,000 in lost rental revenue from golf courses for which we have assumed operations either through a negotiated lease termination and transition agreement, or through a termination as a result of a participating lease default. This lost rental revenue was offset by revenue from the operations of 10.0 golf courses totaling $3,613,000 during the three months ended June 30, 2002. For the same period in 2001, we managed 4.0 golf courses and recorded $868,000 in revenue from managed golf course operations. In addition, we experienced lost rental revenue of approximately $217,000 from the lessee of one golf course which was in default proceedings during this period. We took over the management of this specific course effective July 1, 2002. These decreases are offset by net miscellaneous increases under the participating leases of approximately $182,000.

        Expenses totaled $4,657,000 and $3,153,000 for the three months ended June 30, 2002 and 2001, respectively. The increase period over period was $1,504,000 which is primarily attributed to $3,731,000 in direct operating expenses of the ten golf courses that we managed during the three months ended June 30, 2002 compared to $878,000 in direct operating expenses of the four golf courses that we managed during the three months ended June 30, 2001. The net operating income for the managed courses for the three months ended June 30, 2002 and 2001 was ($118,000) and $10,000 respectively. In the three months ended June 30, 2001, we incurred approximately $558,000 in costs associated with the plan of liquidation plus $1,717,000 in general and administrative expenses. Subsequent to the period ended May 22, 2001 (the date of our shareholder approval of our plan of liquidation), we adopted the liquidation basis of accounting which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation; therefore, the majority of our expenses incurred in the second quarter of 2002 were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses not specifically related to the plan of liquidation were approximately $926,000.

        For the three months ended June 30, 2002, interest expense was $1,358,000 compared to $4,743,000 for the three months ended June 30, 2001. The decrease of $3,385,000 is due to the decrease of $83,754,000 in the average balance of outstanding debt for the second quarter of 2002 versus the average balance of outstanding debt for the second quarter of 2001 together with a decrease of approximately 3.7% in the average interest rate period over period.

        We accrued a quarterly preferred dividend of $462,500 in the three months ended June 30, 2002.

        Primarily due to the lost revenue from the participating leases and participating mortgage currently in default by our counter-parties, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($1,341,000). This compares to net income available to common shareholders of $2,077,000 for the three months ended June 30, 2001. The loss is primarily due to the lost rental revenue stream from the disposition of assets. The diluted loss per share for the period ended May 22, 2001 was $.11.

Results of operations for the six months ended June 30, 2002 and 2001

        For the six months ended June 30, 2002 and 2001, we recognized $10,134,000 and $25,326,000 respectively, in revenue from the participating leases, the participating mortgage, and from the operations of the golf courses that we manage. The decrease in revenues of $15,192,000, or 60%, is primarily due to lost rental revenue of approximately $12,323,000 from the 26.0 golf courses that were sold in 2001 and the one golf course that was sold in the six months ended June 30, 2002. In addition, the borrower under the participating mortgage is in default, which resulted in lost interest income (including straight-line interest of $63,000) from the participating mortgage of approximately $4,582,000. We also experienced $2,285,000 in lost rental revenue from golf courses for which we have assumed operations either through a negotiated lease termination and transition agreement or through a termination as a result of a participating lease default. This lost rental revenue was offset by revenue from the operations of 10.0 golf courses totaling $6,384,000 during the six months ended June 30, 2002. For the same period in 2001, we managed 5.0 golf courses and recorded $1,964,000 in revenue from managed golf course operations. In addition, we experienced lost rental revenue of approximately $434,000 from the lessee of one golf course which was in default proceedings during this period. We took over the management of this specific course effective July 1, 2002. These decreases are offset by net miscellaneous increases under the participating leases of approximately $152,000.

        Expenses totaled $8,348,000 and $15,818,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease period over period was $7,470,000 which is primarily attributed to the costs associated with the plan of liquidation which totaled approximately $7,908,000 in the six months ended June 30, 2001. This decrease was offset by an increase in the direct operating expenses for managed courses $4,346,000. We managed ten golf courses during the six months ended June 30, 2002 compared to five during the six months ended June 30, 2001. The net operating income for the managed courses for the six months ended June 30, 2002 and 2001 was $90,000 and $19,000 respectively. Subsequent to the period ended May 22, 2001 (the date of our shareholder approval of our plan of liquidation), we adopted the liquidation basis of accounting which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation; therefore, the majority of our expenses incurred in the second quarter of 2002 were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses not specifically related to the plan of liquidation were approximately $2,054,000 and $5,965,000 for the six months ended June 30, 2002 and 2001, respectively.

        For the six months ended June 30, 2002, interest expense was $2,782,000 compared to $9,811,000 for the six months ended June 30, 2002. The decrease of $7,029,000 is due to the decrease of $90,920,000 in the average balance of outstanding debt for the six months ended June 30, 2002 compared to the same period in 2001 together with a decrease in average interest rate of approximately 3.7%. We accrued two quarterly preferred dividends of $462,500 totaling $925,000 in the six months ended June 30, 2002.

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

        Primarily due to the lost revenue from the participating leases and participating mortgage currently in default by our counter-parties, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($3,424,000) and ($1,675,000) for the six months ended June 30, 2002 and 2001, respectively. The loss is primarily due to the lost rental revenue stream from the disposition of assets. The diluted loss per share for the period ended May 22, 2001 was $.20.

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of June 30, 2002 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of June 30, 2002. An adjustment of $1,261,000 is included in the June 30, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect the current capital expenditure commitments at our golf courses, primarily Eagle Ridge, and to reflect a loss of $55,000 on the sale of an asset. There were no other adjustments to the liquidation basis of accounting for the six months ended June 30, 2002; however, due to the continued uncertainty of the golf course sales environment, we reclassified the reserve for the Sandpiper working capital note of approximately $2.9 million, which was substantially collected subsequent to quarter end, against the real estate and mortgage note receivable held for sale. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at August 9, 2002 is 7,982,720 (which includes 110,277 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage are pledged as collateral under a participating lease and/or a participating mortgage wherein our counter-parties are in default.

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

        Sandpiper Golf Course.    This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. On December 27, 2000, our subsidiary sent a legal notice to the lessee of the Sandpiper Golf Course alleging a number of defaults under the participating lease, each of which would constitute an event of default if not corrected by the lessee within 10 days (or 30 days for certain types of defaults). This dispute resulted in protracted litigation as described under "Part II, Item 1—Legal Proceedings." Our subsidiary entered into a standstill agreement with the lessee on January 27, 2001, in which our subsidiary agreed, among other things, not to terminate the participating lease based on the current disputes pending the outcome of the contractually required dispute resolution process. The arbitration hearings have concluded. The arbitrator rejected all of the claims against Sandpiper-Golf Trust, LLC, and awarded $5,732,103 in damages to Sandpiper-Golf Trust, LLC, in addition to attorneys' fees and costs. The arbitrator denied the lessee's motion to alter, modify or vacate the award and issued a final arbitration award in the amount of $6,732,103, including $1 million in attorneys fees and costs. We received the redemption proceeds from two of the three collateral instruments pledged against the Sandpiper participating lease totaling $2,735,000 ($1,735,000 letter of credit and $1,000,000 bond). Collecting the balance of our arbitrator's award of $3,997,103 is unlikely because it is limited by our actions against the remaining collateral, a $1.8 million payment guarantee from a third party, which is insufficient to cover such balance. We do not know whether the tenant will challenge the final arbitration award.

        Innisbrook Resort.    We hold a participating mortgage as the lender on the Innisbrook Resort. In November 2001, the Innisbrook Resort borrower informed us that the events of September 11th had significantly impacted the short-term and intermediate-term operating performance of the Innisbrook property and that there was a risk that the borrower would default on its mortgage payments to us. In that regard, on November 14, 2001, we forwarded a legal notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a legal notice to the borrower regarding its failure to make the October 2001 interest payment on the participating mortgage. On November 29, 2001, we sent a legal notice to the borrower advising it that its failure to cure its non-payment of the October 2001 interest payment within 10 days of our previous letter constituted an event of default of the borrower's obligations under the participating mortgage. Due to the borrower's default under the participating mortgage, we have not received or recognized mortgage interest income since October 2001. On March 8, 2002, we sent a legal notice to the borrower that due to borrower's continued failure to cure the event of default, all of borrower's obligations under our participating mortgage have been accelerated. Also, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook Resort operator, that Westin is in default under a subordination agreement among us, the borrower and Westin for failing to remit payments directly to us, on behalf of borrower, since November 1, 2001. Westin has contested our allegation of its default. Subsequently, we entered into negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. The borrower has proposed a settlement of the dispute which could include, among other things, our assumption of certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower (which is described in "Part II, Item 1—Legal Proceedings"). We can provide no assurance that our negotiations will result in any settlement. During the second quarter of 2002, we also initiated negotiations with Westin regarding its management of the Innisbrook Resort following a potential foreclosure and/or settlement with our existing borrower, as further discussed in the "Recent Innisbrook Developments" section above. Once again, we can provide no assurance that these negotiations will result in any settlement.

        Lost Oaks of Innisbrook.    On November 6, 2001, we sent a legal notice to Lost Oaks, L.P., the lessee of our Lost Oaks Golf Club, that the lessee's failure to pay rent in arrears for the month of September 2001, as well as late charges and interest, constitutes an event of default under the participating lease. We also sent a legal notice to the lessee that it had 10 days from the date of our notice to pay those amounts or we would terminate the participating lease and take possession of the golf course. Under the terms of our participating mortgage with Golf Host, Inc. (formerly Golf Host Resorts, Inc.), the owner of the Innisbrook Golf Club and the borrower under the participating mortgage, the Lost Oaks default also constitutes a default under the participating mortgage. On November 14, 2001, we provided written notice to the borrower under the participating mortgage of this cross-default. Due to the lessee's default under their participating lease, we have not received or recognized rent revenue since September 2001. As of June 30, 2002, the participating lease was terminated and we assumed management of the golf course through our wholly-owned subsidiary, GTA—Lost Oaks, LLC. Concurrently, we retained Troon Golf, LLC to manage the operations of this property.

        Stonehenge (Wildewood Country Club/The Country Club at Woodcreek Farms)    Following our notice of events of default to the lessee for non-payment of rent under the participating lease between us and the lessee at these golf courses, the participating lease was terminated as of March 25, 2002 and we took possession of these golf courses. We will manage these golf courses, Wildewood and Woodcreek Farms, through our wholly owned subsidiary, GTA—Stonehenge, LLC. As a part of an overall settlement, we agreed to forgive lessee's obligation for unpaid rent for November 2001 through February 2002. All prorations were effective as of February 1, 2002. As part of the settlement, the lessee received $200,000 and we assumed all membership receivables occurring on or before February 1, 2002. Additionally, we entered into a consulting agreement with Lyn Young, a principal of the lessee (and brother of our former director, Larry Young), for a term of 12 months for an annual fee payable by us of $165,833, which amount shall be paid in increments of $13,819 per month. Moreover, the lessee assigned us its interest in certain pre-paid lease payments and other prepaid payments related to the construction of a new clubhouse and other amenities at Woodcreek, which amounts to total consideration of $292,667. On April 22, 2002, we filed a related legal action as described in "Item II, Part 1—Legal Proceedings." Due to that action, we have not yet made any payments under the consulting agreement.

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

        We have experienced multiple lessee defaults over the past two years and, as a result, have assumed management of Tierra Del Sol Golf Club, Osage National Golf Club, Wekiva Golf Club, Mystic Creek Golf Course and Stonehenge (Wildewood and Woodcreek Farms). Additionally, we have assumed management of Black Bear, Bonaventure Country Club and Lost Oaks through participating lease terminations. Two of these properties have since been sold. (Expressed in terms of 18-hole equivalents, we are managing 8.5 of our sixteen golf courses). The 90-day grace period has expired at the golf courses we are currently managing except for Lost Oaks which will expire on August 28, 2002. Therefore, all of the gross income we are earning from those golf courses will not be qualifying REIT income for purposes of the 95% gross income test described above. As a result, we currently project that our non-qualifying REIT income this year will exceed the 5% ceiling allowed by the REIT rules. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax. However, based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002 or for subsequent years. Thus, we do not expect the tax liability resulting from the termination of our REIT status to have a material impact on our liquidating distributions. Nonetheless, these forward-looking statements are based on our estimates and assumptions, and our actual results and tax liability could vary materially from our projections. Important factors that could cause such a variance are discussed below under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

Liquidity and Capital Resources

        As previously discussed, our ability to meet our obligations in the near term is contingent upon our ability to pay our outstanding debt under our credit agreement by its maturity on December 31, 2002 or to refinance any outstanding balance at maturity.

        Series A Preferred Stock dividends accrue at a rate of $462,500 per quarter and as of the date of this report we have accrued and unpaid four quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2002). Under our Series A charter document, if and when we have six quarters of accrued and upaid Series A Preferred dividends, the holder of the Series A Preferred Stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

        Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A Preferred Stock by May 22, 2003 (which is the second anniversary of our shareholders' adoption of the plan of liquidation), AEW Targeted Secuties Fund (or its transferee) will have the right to require us to redeem the Series A Preferred Stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A Preferred will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A Preferred shares are redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders. Finally, payment of such dividends might constitute preferential dividends which might cause us to fail to qualify as a REIT.

Cash flows for the six months ended June 30, 2002 and June 30, 2001

        Cash flow used in operating activities for the six months ended June 30, 2002 was $4,689,000 compared to cash flows used in operating activities for the six months ended June 30, 2001 of $2,647,000. This reflects the net loss for both periods plus non-cash charges to income for the adjustment to liquidation basis of accounting, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight line rents and interest, and forgiveness of officer loans. In addition, the cash fluctuations related to operating activities included payments paid from and interest received on restricted cash, liquidation liability payments and adjustments, and working capital changes. The decrease in cash flows from operating activities was primarily due to the lost revenue from the 26.0 golf courses sold in 2001 and one golf course sold in 2002 and from the borrower's default under the participating mortgage.

        The increase in other assets is primarily attributed to the inventory and other assets at the 10 golf courses that we managed during the six months ended June 30, 2002. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2001 is primarily due to professional fees incurred in connection with our plan of liquidation.

        We invested approximately $1,296,000 in golf course capital expenditures, primarily at Eagle Ridge, in the six months ended June 30, 2002 compared to $1,400,000 in the six months ended June 30, 2001. In addition, our investing activities for the first six months of 2001 provided $46,080,000 in cash flow from the sale of 12.5 golf courses compared to $8,590,000 in cash flow for the sale of 1.5 golf courses for the same period in 2002. Additionally, the net decrease in notes receivable of approximately $2,486,000 is primarily due to the pay-off of the note receivable by the borrower on the land parcel near the Sandpiper golf course that matured on June 2, 2002.

        During the first six months of 2002, we used $11,471,000 to pay down our outstanding debt under our credit agreement. This compares to a use of cash of approximately $45,039,000 for the first six months of 2001. During that period, we repaid $39,414,000 of our outstanding debt under our credit facility and the unsecured line of credit, made new officer loans of $1,623,000, made principal payments on the note payable of $179,000, realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000 and $6,000 in costs related to the preferred shares.

Credit Agreement

        On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and the line of credit. This credit agreement consolidated the balances outstanding under our credit facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default alleged against us by our lender under our credit facility and line of credit were waived or cured upon the closing of the amended and restated credit agreement. The loans under the credit agreement were scheduled to mature on June 30, 2002. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We met the obligation for the first quarter from the cumulative payments from prior quarters). We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loan. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loan is equal to the higher of the federal fund rate plus 1.5% or the prime rate plus 1% per annum. The lenders' loan to us under the credit agreement is secured by mortgages on substantially all of our golf courses and certain other assets. Each of our material subsidiaries is a guarantor under the credit agreement.

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

        On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders (see Note 7 to the condensed consolidated financial statements) to extend the term of our credit agreement to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and we will owe a fee of 0.25% on the outstanding balance at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which it will increase to the base rate plus 3% for the period October 1, 2002 until maturity. All of the other terms and conditions remain substantially unchanged from the second amended and restated credit agreement. Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our golf courses, our lessees and our borrower under the participating mortgage, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our credit agreement. An uncured event of default under this covenant would cause our interest rate to increase to prime plus 3% per annum and would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. There is a risk that the lenders would not market the golf courses as effectively as we would and, therefore, achieve less attractive sales prices. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to stockholders would be lower.

Commitments to Lessees

        Historically we leased our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable participating leases for an initial period of ten years with options allowing the lessee to extend the term of each participating lease up to six consecutive times for a period of five years each. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for reimbursement of capital expenditures approved by us. The capital expenditure reserve is targeted for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and, therefore, the balance may not be currently available to the lessees. The aggregate commitment as of June 30, 2002, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $527,000, which is primarily at Eagle Ridge.

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Although some of our obligations (such as our executives' salaries and borrowing interest rates) automatically adjust for inflation, most of our rights are similarly indexed. For example, our participating lease provides for automatic base rent increases tied to inflation (however, we only have one performing participating lease as of June 30, 2002), our participating mortgage provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

Seasonality

        The golf industry is seasonal in nature because adverse weather conditions and shorter daylight hours cause fewer tee times to be available in the rainy season and the winter months. At this time, we have only one performing participating lease and we manage the rest of our golf courses ourselves or we are in litigation with the lessees or mortgagor. Accordingly, we expect our results from golf course operations to exhibit strong seasonality.

Risks that might Delay or Reduce our Liquidating Distributions

        Our expectations about the amount of liquidating distributions we will make and when we will make them are based on many estimates and assumptions, one or more of which might prove to be less favorable than assumed, and substantially so. As a result, the actual amount of liquidating distributions we pay to our common stockholders might be below our updated range. In addition, the liquidating distributions might be paid later than we predict. Although we have attempted to account for these risks in our projected range of liquidating distributions, we might have underestimated their effects, and perhaps substantially so, and the projections which we prepared in March 2002 with input from our financial advisors might exceed actual results. The process of revising the projected range of liquidating distributions is expensive and time-consuming and, accordingly, we have not attempted to update those results for subsequent events. Factors that could cause actual payments to be later or lower than we expect include the matters discussed in more detail below.

In the event the sales of our assets do not occur in the time and for the amount we contemplate, we may need to seek our lenders' consent to further extend the term of our credit agreement before it matures on December 31, 2002. If we are unable to further extend the maturity date, our liquidating distributions might be substantially reduced or delayed.

        As of August 9, 2002, we owed approximately $70.8 million under our credit agreement, which matures on December 31, 2002. If the sales of our golf courses do not occur in the time and for the amounts contemplated by us, we may need to seek to obtain our lenders' consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to any further request for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than our current credit agreement.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits being filed. We have become involved in this type of litigation as a result of our plan of liquidation and the transactions associated with it. (See "Part II, Item 1—Legal Proceedings," in this quarterly report.) The litigation has been, and will likely continue to be expensive and, even if we ultimately prevail, the process will divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in such litigation, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution in such event.

As a result of the plan of liquidation, our lessee at Eagle Ridge might breach their obligations to us on the belief that we will not act aggressively to enforce our rights, which might reduce our revenues and cause us to incur additional enforcement costs.

        It is generally known among the parties with whom we transact business that we are in the process of liquidating and winding down our operations. We believe we are experiencing a greater number of participating lease (and other contract) defaults because our lessees (and our other contract counter-parties) perceive that the consequences of breaching their obligations to us will be less severe than if we were not in the process of a liquidation. We attempt to counter these perceptions by actively protecting our rights and, in many instances, engaging legal counsel to enforce our rights judicially. However, if such enforcement actions are less than fully successful, our liquidating distributions would be reduced by the amount of the foregone contract payments to us and by the cost of securing substitute performance, if necessary. Even if our enforcement is successful, enforcement costs are expensive and the depositions and related legal proceedings are a distraction to our management, and might preclude us from devoting full attention to the sale of our remaining assets.

If the Sandpiper litigation is resolved adversely to us, we could be required to pay substantial amounts to the plaintiffs. As a result of this problem, the Sandpiper asset might produce less operating income and be sold later and for a lesser amount than initially assumed. In that case, our liquidating distributions might be significantly reduced or delayed.

        Our wholly-owned subsidiary, Sandpiper-Golf Trust LLC, owns the Sandpiper Golf Course, a high-end daily fee public golf course located near Santa Barbara, California. As described in more detail under "Recent Events" above, our subsidiary has been in arbitration with the lessee regarding a claim by the lessee that it should be excused from paying rent under the participating lease because of our subsidiary's alleged failure to fund renovations and improvements to the golf course, which the lessee claims are required under the participating lease and an alleged amendment to the participating lease. The arbitrator rejected all of the claims against Sandpiper-Golf Trust, LLC, and awarded $5,732,103 in damages to Sandpiper-Golf Trust, LLC, in addition to attorneys' fees and costs. The arbitrator denied the lessee's motion to alter, modify or vacate the award and on July 30, 2002 issued a final arbitration award in the amount of $6,732,103, including $1 million in attorneys fees and costs. As a result, in July 2002, we received the redemption proceeds from two of the three collateral instruments pledged against the Sandpiper participating lease totaling $2.73 million. This included a letter of credit in the amount of $1,735,000 and a bond in the amount of $1,000,000. These amounts were applied to the outstanding balance of the Sandpiper working capital note. Collecting the balance of our arbitrator's award of $3,997,103 is unlikely because it is limited by our actions against the remaining collateral, a $1.8 million payment guarantee from a third party, which is insufficient to cover such balance. We do not know whether the tenant will challenge the final arbitration award.

        The owner of the resort adjacent to the golf course has also brought a legal action against our subsidiary and us seeking $50 million in damages for our alleged failure to fund and maintain a first-class golf course facility and claiming that our alleged promise to maintain a first-class facility fraudulently induced the resort owner to invest in the resort and a new club house and to guarantee the lessee's performance under the participating lease. The court had stayed (i.e., temporarily suspended) the resort owner's lawsuit pending resolution of the arbitration with the lessee. If this Sandpiper litigation is ultimately resolved adversely to us, we could be required to pay substantial sums to the plaintiff. A verdict against us would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

The borrower, Golf Host Resorts, Inc., under our $79 million participating mortgage on the Innisbrook Resort has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation between others. Consequently the current resale value of the participating mortgage is impaired. If we are unable to resolve the borrower's continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or blocked by the courts and/or diminished by the pending litigation.

        Currently, the borrower on our $79 million participating mortgage loan is in monetary default due to its failure, commencing on November 1, 2001, to make base interest payments to us. We might determine that additional non-monetary defaults exist. We have delivered a legal notice to the borrower accelerating the entire amount of the participating mortgage as a result of the borrower's default. We have also sent a legal notice to Westin regarding Westin's failure to comply with the terms of the subordination agreement, which Westin has contested, and we are attempting to negotiate a resolution. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin's management agreement with the borrower and our subordination agreement with Westin. This litigation might be expensive and time-consuming. We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. In a negotiated resolution, we might agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower and the advances under the Westin guarantee. If we agree to assume some of the borrower's liabilities, if any, to the homeowners (or other contingent liabilities), we will face the risk that our ultimate liability might be greater than we expected. In that case, a large verdict against us (or other contingent payout) would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders

        The participating mortgage loan is a non-recourse loan, which means that following an event of default by the borrower we cannot bring a legal action directly against the borrower to compel payment, but instead our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units) and any other property of the borrower that has been pledged by the borrower to secure our loan to it. If we decide to pursue judicial foreclosure against the borrower, it would be expensive and time-consuming and there is a risk that the borrower might obtain judicial protection. Even if we obtain ownership of the Innisbrook Resort, we would face the difficult task of revitalizing its revenues. The terms of the management agreement with Westin require that Westin be retained as operator of the resort after a foreclosure.

        As a result of these problems, the current resale value of our participating mortgage is impaired, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive, either (a) as repayment from the borrower or (b) upon a sale of the participating mortgage or (c) upon a sale of the Innisbrook Resort following foreclosure, might be substantially less than the amount we are currently owed.

If either our Eagle Ridge lessee or the borrower under our participating mortgage declares bankruptcy, our efforts to terminate the participating lease or to foreclose upon the mortgage collateral (the Innisbrook Resort) could be substantially delayed and our recoveries reduced, which could delay and reduce our liquidating distributions.

        Under the federal bankruptcy code, the filing of a bankruptcy petition by or against our remaining lessee or against the borrower under our participating mortgage would stay (i.e., temporarily suspend) our efforts to collect back payments. In the case of our participating mortgage, a bankruptcy filing would also temporarily block our ability to commence or continue a judicial foreclosure action. Additionally, the bankruptcy trustee (or the borrower or lessee as the case may be, as debtor-in-possession) would have special powers to avoid, subordinate or disallow debts. In some circumstances, it is possible that our claims may be subordinated to financing obtained by the borrower or the lessee subsequent to its bankruptcy.

        Further, in the case of our participating mortgage, if the bankruptcy court were to determine that the value of the Innisbrook Resort is less than the principal balance of the participating mortgage, the court may reduce our amount of secured indebtedness to the then-current value of the resort. Such an action would make us a general unsecured creditor for the difference between the then-current value of the resort and the amount of the outstanding indebtedness. Unsecured creditors are less likely than secured creditors to recover all of the amounts owed to them by a bankrupt borrower. A bankruptcy court also may:

  •
  grant the borrower time to cure a payment default on the loan;

  •
  reduce monthly payments due under the loan;

  •
  change the rate of interest due on the loan;

  •
  otherwise alter the loan's repayment schedule; or

  •
  change other terms of the loan.

The filing of a bankruptcy petition by the borrower might also prevent us from enforcing our borrower's assignment of rents under the participating mortgage.

        In the case of the participating lease, the bankruptcy court may also grant the lessee time to cure a payment default under the participating lease. In addition, if the bankruptcy court were to determine that the participating lease were not a true lease, it too would be subject to modification by the court. The bankrupt lessee could also opt to reject the lease. The court may cap our claims arising from the rejected lease at a level that is lower than the damages to which we may be entitled upon termination of the lease outside of bankruptcy.

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

        As of August 9, 2002, we have arranged for the sale of two golf courses we own or have interests in as described previously. All of these sales are subject to closing conditions. If the non-binding letters of intent do not progress to binding sale agreements or if any of the transactions subject to sale agreements fail to close because of buyer defaults, failure of a closing condition or other reasons, we will have to identify and negotiate with new potential buyers for the assets, which we might be unable to do promptly or for the same purchase price. We will also incur additional costs identifying buyers and negotiating new sale agreements for these assets that are not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

        Seven of our properties, or fourteen of the golf courses (in 18-hole equivalents), we have interests in are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for these golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals and we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 15, 2002 is neither an appraisal nor an opinion. Assumptions underlying that analysis may prove to be incorrect and, therefore, may overstate the ultimate proceeds we receive. For example, in order to find buyers in a timely manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a timely manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

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

        The underlying value of our interests in golf courses might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

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

        Any reduction in the value of our golf courses would make it more difficult for us to sell our assets for the amounts and within the time-frames that we have estimated. Reductions in the amounts that we receive when we sell our assets could substantially decrease or delay the payment of distributions to stockholders.

We might be unable to find a buyer for our interest in Eagle Ridge because the participating lease must remain in place following a sale, which may reduce our ultimate sale proceeds and cause our liquidating distributions to be substantially delayed or reduced.

        The participating lease under which Eagle Ridge is leased has a term of up to 20 years (including extensions) from inception and do not terminate when the property is sold. It may therefore be difficult for us to find a buyer for this property. A golf course's value to a prospective buyer and, therefore, the price we receive for a golf course, might be less than if the applicable participating lease terminated upon the sale. Although we have taken these factors into account when estimating the sales prices we expect to receive from this property, our liquidating distributions might be substantially delayed or reduced if we have underestimated the effect of these factors.

We have an interest in a golf course that we cannot sell without the consent of a third party. We might be unable to obtain its consent to sell this asset.

        We hold one of our interests in a golf course as lessee under a long-term ground lease that we cannot assign without obtaining the consent of the lessor under that participating lease. We have assumed that we would be able to sell that participating lease as part of our plan of liquidation. However, the lessor under that participating lease may require us to make concessions to it in return for giving its consent, or may not allow us to sell the participating lease at all. Either event would reduce the amount of our distributions and potentially in a significant amount.

If our remaining lessee at Eagle Ridge defaults under its participating lease or other obligations to us during the liquidation process, or if our cash flow during the liquidation is less than we expect, our liquidating distributions will be reduced and might be delayed, and potentially substantially so.

        In calculating the amount of our estimated liquidating distributions, we have assumed that we will not experience any additional lessee defaults during the liquidation process that are not subsequently cured. If we experience additional lessee defaults during the liquidation process, the resale value of the affected golf course might be less than our estimate, and potentially to a substantial extent, which would reduce our liquidating distributions. Furthermore, although we hold collateral for certain of the lessees' obligations under their participating leases, we do not expect that the collateral will be sufficient to cover the full amount of unpaid rent and other liabilities. To the extent that we receive less rent than we expect during the liquidation process, our liquidating distributions will be reduced. In addition, following an event of default, we may determine it is necessary to evict the lessee and operate the golf courses ourselves until we locate a buyer. However, it is costly, difficult and time-consuming to evict a lessee. We may also decide in the event of a lessee default to restructure the participating lease, which could require us to substantially reduce the rent payable to us under the participating lease, or make such other modifications that are unfavorable to us.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be delayed or reduced, potentially in a substantial manner.

        Before making the final liquidating distribution, we will need to pay all of our transactions costs pertaining to the liquidation and all valid claims of our creditors. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors' and officers' liability insurance, for which we would pay an additional premium based upon then market prices. We have used estimates in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected, and perhaps in substantial amounts.

Pursuing the plan of liquidation may cause us to fail to qualify as a REIT, which could lower the amount of our liquidating distributions.

        So long as we qualify as a REIT, we generally are not subject to federal or state income tax. Therefore, at the present time, we do not intend to affirmatively revoke our REIT status and, moreover, our charter prohibits our board from causing us to revoke our status as a REIT without first obtaining the consent of two-thirds of our stockholders. The plan of liquidation does not authorize the board to revoke our REIT status prior to the final distribution of our assets and our dissolution.

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

The holder of our Series A preferred stock might become entitled to demand that we redeem the preferred stock. If we are unable to comply with that demand, the dividend on the preferred stock may increase, which would reduce the amount of our liquidating distributions.

        We entered into a voting agreement with the holder of our preferred stock, AEW Targeted Securities Fund, L.P., pursuant to which the holder agreed to vote in favor of the plan of liquidation. Pursuant to the voting agreement, the holder of the preferred stock is entitled to require us to redeem the preferred stock in the following circumstances, among others:

  •
  if we default on our credit facility and the lenders accelerate our debt and declare it to be immediately due and payable;

  •
  if we fail to redeem the Series A preferred shares by May 22, 2003;

  •
  if a legal judgment of at least $15 million is imposed by a court against us (or at least $10 million after we have fully repaid our credit facility);

  •
  if we make any further distributions to common stockholders or OP unitholders, except in limited specified circumstances;

  •
  if we fail to redeem the Series A preferred stock after we have sufficient sales proceeds to do so (as quantified in the voting agreement)

  •
  if we abandon the plan of liquidation without the affirmative vote of the holders of at least two-thirds of the common shares;

  •
  if we, without the consent of AEW, amend the plan of liquidation in any way that, individually or in the aggregate, materially and adversely affects the holders of the Series A preferred shares or our ability to redeem the Series A preferred shares; or

  •
  if we otherwise materially breach the voting agreement with AEW.

If we fail to redeem the preferred stock when required to do so, the holder of the preferred stock will be entitled to appoint two directors to our board. In addition, the dividend on the preferred stock will in most cases increase from 9.25% to 12.50%. (A default and acceleration under our credit facility, however, will not cause the dividend to increase). Since the liquidation preference on the preferred stock is currently $20.0 million, this would increase the quarterly dividend on the preferred stock from $462,500 to $625,000. The increase in the dividend payable to the preferred stock will reduce the funds available for distribution to our common stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt, at June 30, 2002, subject to interest rate exposure is $84.0 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $210,000 annualized increase or decrease in interest expense and cash flows. Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

PART II

ITEM 1: Legal Proceedings

        We are currently involved in the following material legal proceedings:

Mystic Creek Golf Course

        The lessee surrendered the golf course to us on November 1, 2001 and we assumed management of this golf course as of that date. Even though we are managing the golf course, we are still seeking to recover unpaid rent from the former lessee. We currently have a claim for prepetition rent and another claim for postpetition rent. The prepetition claim covers approximately $700,000 of rent for the period September 1999 through February 2000 and another $1.2 million in lease rejection damages. Our claim was secured by collateral from the lessee consisting of $580,000 in cash and 52,724 OP units. The holding period required by the bankruptcy court for the cash collateral pledged under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest totaling approximately $594,000 was applied to the outstanding obligations under the participating lease. The postpetition claim covers approximately $600,000 of rent for the period May 2001 through October 2001. On December 7, 2001, the bankruptcy court denied as moot our motion for payment of this postpetition claim after finding that Mystic Creek lacked the funds to pay the claim. In July 2002, we together with the former lessee and affiliates of the former lessee settled a dispute over the disposition of certain personal property used in the operation of the golf course. Under the settlement, the former lessee will transfer all of its interest in the personal property to us and we will (1) apply all unapplied collateral to its prepetition claim, (2) pay the former lessee $70,000 and (3) release the balance of its prepetition claim and all of its postpetition claim. The settlement is subject to bankruptcy court approval, which is expected in August 2002.

Golf Trust of America v. Township of Milford and Oakland County.

        Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that such property (in which we have a long-term ground lease interest as ground lessee) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for a public purpose. Two cases are presently pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000 and 2001). The third case (for prior years' tax assessments) was recently heard by the Michigan Court of Appeals, which affirmed the decision of the tax tribunal favorable to Mystic Creek Golf Club and Golf Trust. That decision by the Court of Appeals has been appealed to the Michigan Supreme Court. We believe that our legal position in these matters is meritorious, although we are unable to predict the outcome of the pending appeal. Potential tax liability to us will be in excess of $500,000 in the event that the decision of the tax tribunal is not reversed. We accrued $500,000 in the fourth quarter of 2001. A fourth case (for tax assessments for the year 2002) will be commenced shortly, similar to cases for prior years. A stipulated request for stay of the 2002 proceedings before the Michigan Tax Tribunal has been filed, pending resolution of the appeal before the Michigan Supreme Court.

        No other material developments have occurred in these proceedings since the filing of our annual report on Form 10-K on April 1, 2002.

Osage National Golf Club

        The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, United States District Court Eastern District of Missouri was filed in April 2000. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. Plaintiffs allege that at the time of our purchase of the golf course that we misrepresented the nature of these OP units and plaintiffs assert that because of this misrepresentation the OP units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in an amount not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecified punitive damages. A scheduling conference was held in this case with the court in late February 2002, and the case is tentatively set for trial on October 23, 2002. The parties have exchanged the initial disclosures required under the Federal Rules of Civil Procedure. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs have responded to our discovery. They have also produced a corporate representative for deposition. Because of the death of the former manager of plaintiffs, who we believe had the most knowledge of plaintiffs' claims, their representative claimed that he could not respond with respect to topics that had been designated for testimony. We intend to file an appropriate motion to limit evidence that plaintiffs can introduce regarding the topics about which their representative failed to testify. Because of the failure of plaintiffs to respond appropriately to our discovery, we are unable to assess the likely outcome of this case or the potential range of our loss at this time.

        No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on April 1, 2002.

Tierra Del Sol Country Club

        We have been operating this golf course through our wholly-owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. On September 20, 2000, Terrence Mulvihill, a principal in the lessee and in the entity which previously owned the golf course, attempted to terminate our water rights lease agreement at the golf course for (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We have responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002, in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and other related parties that seeks various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill. At the present time, our attorneys are still attempting to complete service of process on the defendants named in that suit. One of the individuals who would otherwise be a defendant, Terrence Mulvihill, died prior to the time that the suit was filed, and we have been attempting to verify the identity of his court-appointed personal representative and serve the summons on that representative. Recently, we have learned that the personal representative for the Mulvihill Estate is a different person than who was previously identified. Accordingly, we filed an amended complaint on July 9, 2002, which named the actual personal representative of the Estate. Subsequently, we accomplished service of process on the personal representative, and we are currently awaiting the Estate's answer to the amended complaint.

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

Palm Desert Country Club

        We operated this golf course through our wholly-owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, Inc. for total consideration of $4.075 million. Dahoon Investment Company sued us and GTA Palm Desert L.L.C. on or about November 20, 2001 in the Riverside County Superior Court, for (1) breach of the purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims but we cannot predict the outcome of litigation at this time. The court set a trial date of January 21, 2003, and a Mandatory Settlement Conference for December 20, 2002. The plaintiff has conducted no discovery in this case to date. We have drafted written discovery to Dahoon; their responses will be due in September. Depositions will likely follow the discovery responses. This claim has been tendered to our directors and officers liability carrier.

Sandpiper Golf Course

        For a description of legal proceedings regarding the Sandpiper Golf Course, please see "Recent Events," under Part I, Item 2 of this quarterly report.

Wekiva Golf Club/Sweetwater Country Club

        On July 12, 2001, we entered into transition agreements with the lessees to take possession of Wekiva and Sweetwater, which included a note from Todd Vernon Stottlemyre and Gregg Gagliardi, guarantors of the participating leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000, which matured on December 31, 2001. The co-borrowers failed to pay the obligations under the note at maturity and, therefore, on January 16, 2002, we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit, the State of South Carolina against DPC Wekiva, L.C., a Florida limited liability company, DPC Sweetwater, L.C., a Florida limited liability company, Todd Vernon Stottlemyre, and Gregg Gagliardi, for collection of all sums due and owing under the note. The defendants were served on February 19, 2002. We have taken the position that the defendants did not answer the complaint because their Florida lawyer is not admitted to practice law in South Carolina. Their lawyer filed a document proporting to be an answer which we claim is void because it is the result of the unauthorized practice of law. We filed a motion to strike their answer, and alternatively, a motion for summary judgment on April 2, 2002. As yet, a hearing date has not been set on the matter.

        On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc., a Florida corporation, for $3.25 million. As of August 9, 2002, we are still managing Wekiva Golf Club.

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

        Pursuant to our title policy, the title insurer, at its own expense, has engaged legal counsel to file a class action lawsuit naming the residents purportedly benefited or affected by the declaration, through class defendant representatives, for the purpose of quieting title to Bonaventure Golf Course by way of declaring the declaration as invalid and/or unenforceable. The lawsuit has been filed in the Circuit Court of Broward Country, Florida and service of process is proceeding. The title insurer has issued an indemnity letter to LandAmerica, which we are advised has been accepted by them as the basis for insuring the purchaser of Bonaventure Country Club. However, as required by the contract between us and the purchaser, we are now seeking a letter from the title insurer confirming that it will substitute the purchaser as the party plaintiff in this class action lawsuit brought to remove the title defect and continue to pursue such lawsuit in the purchaser's name.

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

        We closed on the sale of Bonaventure on July 12, 2002 to Tavor Holdings, LLC, a Florida Limited Liability company. The legal counsel engaged by the title insurer is in the process of having the purchaser substituted for us as the plaintiff in the class action lawsuit.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud, and unfair trade practices. We are seeking damages of approximately $172,000 which represents prepaid dues which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was received on June 20, 2002. Our reply was filed on July 22, 2002 denying the claims and alternatively, seeking a set-off or recoupment against their alleged claim for the amount of our claim. We intend to pursue discovery of their documents immediately and then depose Mr. Young and possibly his transactional attorney.

Class Action

        On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleges that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the company in the renegotiation of their employment agreements. Finally, the complaint alleges that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants.

All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability. The matter has been tendered to our directors and officers insurance carrier. At this stage in the proceedings, it is not possible to predict the outcome of this dispute.

Other Litigation

  Innisbrook Resort Condominium Owner Litigation

        The Innisbrook Resort serves as collateral for a $79 million non-recourse loan we made to the resort's owner, Golf Host Resorts, Inc., in 1997. The owner/borrower has entered into an arrangement with many of the persons who own condominium units at the resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. The condominium owners (as plaintiffs) have initiated legal action against our borrower, Golf Host Resorts, Inc., and its corporate parent Golf Hosts, Inc. (as defendants) regarding various aspects of this arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

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

        Neither GTA nor any of our affiliates is a party to this lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to (i) make participating mortgage payments to us, or (ii) enter into a settlement agreement with us regarding its participating mortgage default on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures our participating loan. For a description the borrower's default on the participating mortgage and related matters at the Innisbrook Resort, please see "Recent Events," under Part I, Item 2 of this quarterly report.

Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.

        This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or the bank, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the original sale and lease transaction of the golf course located in Miller County, Missouri. The bank alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. The bank received none of the proceeds of the redemption. The bank asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. We have forwarded our initial disclosures required under the Federal Rules of Civil Procedure to Hillcrest Bank. Hillcrest Bank has partially disclosed its documents, but has not yet provided all required disclosure. In addition, there has been no discovery. Because this case is at an early stage, we are unable to provide an assessment as to a likely outcome or to a potential range of loss at this time.

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

River's Bend Red-e-Mix, Inc. v. Golf Trust of America, LP.

        This action was filed on July 19, 2002. This lawsuit involves a claim by River's Bend that we trespassed because patrons of Osage National Golf Course used a road that transverses property River's Bend claims to own. River's Bend seeks unspecified damages in excess of $75,000. We were served with the complaint in this action on July 24, 2002 and its initial response is due to be filed on August 13, 2002. Because this case is in its earliest stages, we are unable to give an assessment as to a likely outcome or as to a probable range of loss.

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

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended June 30, 2002.

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        The exhibits listed on the Exhibit Index, which appears below following the signature page, are included or incorporated by referent in this Quarterly Report.

Form 8-K Filings

        During the quarter ended June 30, 2002, we did not file any current reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: August 14, 2002	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: August 14, 2002	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Golf Trust of America, Inc.

Date: August 14, 2002	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: August 14, 2002	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Secretary

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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through August 9, 2002.
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
21.1*	List of Subsidiaries.
99.1
Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company's definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

INDEX
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II
  ITEM 1: Legal Proceedings
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX