Form 10-Q
period 2002-09-30
GOLF TRUST OF AMERICA INC
filed 2002-11-14
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
September 30, 2002
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On November 8, 2002, there were 7,872,443 common shares outstanding of the registrant's only class of common stock. On November 8, 2002, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

The Exhibit Index begins on page 64.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended September 30, 2002

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2002 (unaudited) and December 31, 2001	3
	Condensed Consolidated Statement of Changes in Net Assets for the Three Months Ended September 30, 2002 and 2001 (Liquidation Basis)	4
	Condensed Consolidated Statement of Changes in Net Assets for the Nine Months Ended September 30, 2002 (Liquidation Basis), Net Loss for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) and Changes in Net Assets for the Period May 23, 2001 to September 30, 2001 (Liquidation Basis)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 (Liquidation Basis), and for the Periods January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to September 30, 2001 (Liquidation Basis)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 2.	Changes in Securities	60
Item 3.	Defaults upon Senior Securities	60
Item 4.	Submission of Matters to a Vote of Security Holders	60
Item 5.	Other Information	60
Item 6.	Exhibits and Reports on Form 8-K	60
Signatures		61
Exhibit Index		64

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF SEPTEMBER 30, 2002 (unaudited) AND DECEMBER 31, 2001
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Real estate and mortgage note receivable — held for sale	$146,141	$175,267
Cash and cash equivalents	9,852	14,762
Restricted cash	1,547	2,124
Receivables — net	4,870	5,441
Other assets	593	567

Total assets	163,003	198,161

LIABILITIES
Debt	70,745	95,469
Accounts payable and other liabilities	3,792	4,768
Dividends payable	2,313	925
Reserve for estimated costs during the period of liquidation	11,386	16,060

Total liabilities	88,236	117,222

Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	108,236	137,222

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$54,767	$60,939

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (LIQUIDATION BASIS),
NET LOSS FOR THE PERIOD APRIL 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND
CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO SEPTEMBER 30, 2001
(LIQUIDATION BASIS)
(in thousands, except per share data) (unaudited)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001
Revenues
Rent from affiliates	$—	$1,768
Rent	1,659	3,209
Mortgage interest	—	2,258
Revenue from managed golf course operations	4,140	1,625

Total revenues	5,799	8,860

Expenses:
General & administrative	666	971
Direct expenses from managed golf course operations	3,496	1,784

Total expenses	4,162	2,755

Operating income	1,637	6,105

Other income (expense):
Interest income	87	139
Interest expense	(1,213)	(3,135)

Total other income (expense)	(1,126)	(2,996)

Income before adjustment for liquidation basis	511	3,109
Adjustment for liquidation basis of accounting	(2,705)	(15,388)

Net loss	(2,194)	(12,279)

Dividends and Distributions:
Preferred dividends	(462)	(463)
Dividends/distributions to holders of common stock and OP units	—	(2,071)
Value of OP units redeemed in sale of golf courses and other settlements	(92)	(7,909)

Total dividends and distributions	(554)	(10,443)

Net change in net assets available to holders of common stock and OP units	$(2,748)	$(22,722)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (LIQUIDATION BASIS),
NET LOSS FOR THE PERIOD JANUARY 1, 2001 TO
MAY 22, 2001 (GOING CONCERN BASIS) AND CHANGES IN NET ASSETS
FOR THE PERIOD MAY 23, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
(in thousands, except per share data) (unaudited)

	Nine Months Ended September 30, 2002	Period 1/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 To 9/30/01 (Liquidation Basis)	Nine Months Ended September 30, 2001
Revenues
Rent from affiliates	$—	$6,539	$3,527	$10,066
Rent	5,409	8,458	5,296	13,754
Mortgage interest	—	3,651	3,126	6,777
Revenue from managed golf course operations	10,524	1,615	1,974	3,589

Total revenues	15,933	20,263	13,923	34,186

Expenses:
General & administrative	2,720	5,631	1,303	6,934
Costs associated with plan of liquidation	—	7,908	—	7,908
Direct expenses from managed golf course operations	9,790	1,614	2,117	3,731

Total expenses	12,510	15,153	3,420	18,573

Operating income	3,423	5,110	10,503	15,613

Other income (expense):
Interest income	380	625	306	931
Interest expense	(3,995)	(7,920)	(5,026)	(12,946)
Gain on disposal of assets	—	39	—	39

Total other income (expense)	(3,615)	(7,256)	(4,720)	(11,976)

Net (loss) income before minority interest	(192)	(2,146)	5,783	3,637
Net loss applicable to minority interest	—	(771)		(771)

Income (loss) before adjustment for liquidation basis	(192)	(1,375)	5,783	4,408
Adjustment for Liquidation Basis of Accounting	(3,966)	—	(17,437)	(17,437)

Net (loss) income	(4,158)	(1,375)	(11,654)	(13,029)

Dividends and distributions:
Preferred dividends	(1,387)	(462)	(926)	(1,388)
Dividends/distributions to holders of common stock and OP units	—	—	(2,071)	(2,071)
Value of OP units redeemed in sale of golf courses	(627)	—	(7,909)	(7,909)

Total dividends and distributions	(2,014)	(462)	(10,906)	(11,368)

Net loss available to holders of common stock		$(1,837)		(1,837)

Net change in net assets available to holders of common stock and OP units	$(6,172)		$(22,560)	$(22,560)

Basic and diluted loss per share		$(0.20)

Weighted average number of shares — basic		9,055

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (LIQUIDATION BASIS),
AND FOR THE PERIODS JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)
AND MAY 23, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
(in thousands, unaudited)

	Nine Months Ended September 30, 2002	Period 1/1/01 To 5/22/01 (Going Concern Basis)	Period 5/23/01 To 9/30/01 (Liquidation Basis)	Nine Months Ended September 30, 2001
Cash flows from operating activities:
Net loss	$(4,158)	$(1,375)	$(11,654)	$(13,029)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to liquidation basis of accounting	3,966	—	17,437	17,437
Gain on disposal of assets	—	(39)		(39)
Loan cost amortization	—	139	—	139
Straight-line interest, rent and other	(42)	174	—	174
Forgiveness of officer loans	—	2,725	—	2,725
Amortization of restricted stock compensation	—	1,544	—	1,544
Loss applicable to minority interest	—	(771)	—	(771)
Increase in receivable from affiliates	—	66	(352)	(286)
Decrease (increase) in other assets	1,823	1,781	4,120	5,901
Increase in restricted cash	577	—	(2,095)	(2,095)
Increase (decrease) in accounts payable and other liabilities	(623)	(2,507)	942	(1,565)
Decrease in liquidation liabilities	(4,645)	—	(3,171)	(3,171)

Net cash (used in) provided by operating activities	(3,102)	1,737	5,227	6,964

Cash flows used in investing activities:
Golf course improvements	(1,714)	(826)	(483)	(1,309)
Other investing activities	—	—	(254)	(254)
Net proceeds from golf course dispositions	22,144	40,383	78,943	119,326
Decrease in notes receivable	2,486	1,247	442	1,689

Net cash provided by investing activities	22,916	40,804	78,648	119,452

Cash flows from financing activities:
Net repayments on debt	(24,724)	(34,275)	(58,949)	(93,224)
Payments on notes	—	(148)	(11,902)	(12,050)
Stock issuance costs and other	—	4	(152)	(148)
Loans to officers	—	(1,603)	(41)	(1,644)
Distributions to minority partners	—	(935)	(127)	(1,062)
Dividends paid	—	(2,740)	(6,087)	(8,827)

Net cash used in financing activities	(24,724)	(39,697)	(77,258)	(116,955)

Net (decrease) increase in cash	(4,910)	2,844	6,617	9,461
Cash and cash equivalents, beginning of period	14,762	4,458	7,302	4,458
Cash and cash equivalents, end of period	$9,852	$7,302	$13,919	$13,919
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$3,995	$7,920	$5,026	$12,946
Note receivable from sale of asset	$1,750	—	—	—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Plan of Liquidation Overview

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The events and considerations leading our board to adopt the plan of liquidation are summarized in our Proxy Statement dated April 6, 2001, and in our most recent Annual Report on Form 10-K. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated (in the preparation of our Proxy Statement dated April 6, 2001) would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders.

        At the time we prepared our Proxy Statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. While we have made significant progress in meeting this initial expectation, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our Proxy Statement is now far less likely, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned. With respect to our dispositions, as of November 8, 2002, we have sold 25 of our 34 properties (stated in 18-hole equivalents, 31.0 of our 47.0 golf courses). In the aggregate, the gross sales proceeds of $229.5 million are within the range originally estimated by management for those golf courses, during the preparation of our Proxy Statement dated April 6, 2001, which we refer to as the Original Range; however, two of our properties (2.5 golf courses) that were sold in 2001 were sold for a combined 1%, or $193,000, less than the low end of their combined Original Range. The sales prices of the assets sold in 2002 have been evaluated against Houlihan Lokey Howard & Zukin Financial Advisors, Inc., or Houlihan Lokey's, March 15, 2002 update to the Original Range (discussed in further detail below), which we refer to as the Updated Range. Of the three properties (5.0 golf courses) sold in 2002, one (1.5 golf courses) was sold for a price below the low end of its Updated Range by 4%, or $150,000. Nonetheless, considering the environment in which we and the nation were operating in at that time, our board determined that the three transactions closed at prices below the Original Range (including the one transaction that closed below the Updated Range) were fair to, and in the best interest of, our Company and our stockholders.

        The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. As reported in our most recently filed Form 10-K, on February 13, 2002, we retained Houlihan Lokey, to advise us on strategic alternatives available to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement or foreclosing on the mortgage we hold, as the lender, mortgage encumbering the asset. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario Houlihan Lokey analyzed holding the asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. In a letter dated March 15, 2002, subject to various assumptions, Houlihan Lokey's analysis concluded that we may realize between $45 million and $50 million for the Innisbrook asset under the first scenario and between $60 million and $70 million under the second scenario.

        Following receipt of Houlihan Lokey's letter on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification. Based on the consideration of a number of factors, including, without limitation, Houlihan Lokey's report and other facts and circumstances applicable at the time, such as the difficult environment for other golf course owners and operators, economic and demographic factors applicable in the areas where we continue to own golf courses, the limited pool of qualified buyers, the lack of attractive acquisition financing, and overall economic conditions, on April 1, 2002, we announced the Updated Range of expected liquidating distributions. At that time, we estimated that common stockholders would ultimately receive between $6.01 and $9.43 per share in liquidating distributions. This estimated distribution range is based on updated estimated sales prices for each of our remaining assets, in addition to estimated future cash flows from our assets held for sale. However, we believe that certain current factors beyond our control are causing downward pressure on the Updated Range.

        All descriptions of our projected liquidating distribution range are forward-looking statements. The actual amount and timing of our liquidating distributions might vary materially from our projections in adverse ways. Important factors that could cause such a variance are discussed in Part I, Item 2 of this Quarterly Report under the caption "Risks that might Delay or Reduce our Liquidating Distributions." Accordingly, stockholders should not place undue reliance on our projected range of liquidating distributions.

        Our internal estimates currently indicate that liquidating distributions could be toward the lower end of the Updated Range. Negatively impacting our expected liquidating distributions is the decline in travel that was brought about by the depressed economy and corporate travel budget cuts which has resulted in less than anticipated net free cash flow from certain of our remaining golf course assets, namely Innisbrook, in 2002, and potentially in 2003. According to industry information, business-related travel declined 3% in 2001 and is expected to decline an additional 4.3% this year. While industry information causes us to believe that business travel will increase as the outlook for the economy and corporate profits becomes more positive, we now believe that the economic recovery that we had expected to occur in 2002 will not occur until mid-to late 2003 due to continued economic uncertainty, rising geopolitical fears, and lower corporate profit expectations. Like others in our industry, we do not expect our company or the Innisbrook Resort to realize any significant financial benefit from the recovery until 2004. Based on these revised expectations and the anticipated closings of the sales transactions on the two most valuable properties remaining in our portfolio, excluding Innisbrook, which are currently under either a purchase and sale agreement or a letter of intent, we expect to take prudent business steps to reduce operating costs and personnel as we liquidate the remaining assets in our portfolio and ultimately complete our plan of liquidation. Additionally, we plan to obtain a further update to the Updated Range by an outside financial advisor after the end of this calendar year to allow the current sale transactions on these two properties to either close or terminate at which time we would market these properties to other interested parties.

        We currently expect that liquidating distributions to our common stockholders will not begin until we sell our interest in the Innisbrook Resort, which might not occur until late 2005. In March 2002, our board of directors decided not to seek an immediate sale of our Innisbrook asset for a distressed price. Instead our board concluded that at that time the best available method of liquidating this asset would be to seek to obtain the fee simple interest in the Innisbrook Resort and hold this asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. Moreover, after consideration of the factors discussed above, based on an up to 36-month hold scenario and absent any change in facts and circumstances applicable to the Innisbrook Resort, we expect to continue to carry this asset on our books at its estimated fair value of $60 million, which is the value recorded at September 30, 2002. Our strategy contemplates our foreclosure or otherwise taking control of the Innisbrook Resort in lieu of foreclosure. Management and the board of directors believe that seeking to revitalize operations at the Innisbrook Resort, and seeking to resolve certain related issues with this property and its current owner, Golf Hosts, Inc., and holding the asset for a period of time to seek a recovery in the financial performance of the asset are in the best interest of our stockholders. At a future date, this assessment may change and the asset may be written-down. All of our other assets were valued and are recorded on our books at their estimated immediate liquidation value and are being marketed for immediate sale.

        We are in negotiations with the owner of the Innisbrook Resort regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure (see further discussion of the progress of the negotiations in Note 4 to the Condensed Consolidated Financial Statements). However, we might be unable to reach any consensual resolution or settlement with the owner. Judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in the litigation, the owner might not meet its obligations to us or it might declare bankruptcy. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the owner might obtain bankruptcy and/or other judicial protection. Even if we obtain ownership of the Innisbrook Resort, we expect to face the difficult task of seeking to regain the financial performance levels achieved prior to 2001.

        As of November 8, 2002, we owed approximately $70.7 million under our credit agreement, which matures on December 31, 2002. At the present time, we are seeking to obtain our lenders' consent to further extend the term of our credit agreement before it matures (see Note 7 for further discussion). If our lenders do not consent to our request for an extension and we are not able to secure refinancing through another source, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner.

2.    Organization and Basis of Presentation

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents; therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 8, 2002, we have interests in nine properties which represent 16.0 golf courses. We hold participating interests in 7.5 golf courses and direct, controlling interests in 8.5 golf courses. Twelve of these 16 golf courses are owned by us and four (i.e., the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. Of the 12 golf courses that we own, 10.5 are held in fee simple and 1.5 are held pursuant to a long-term ground lease. The 16 golf courses are located in Florida (7), South Carolina (2), Michigan (1.5), Illinois (3.5), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. and GTA LP, Inc. holds a 99.4 percent interest in our operating partnership as of November 8, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.2 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of September 30, 2002 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of September 30, 2002. An adjustment of $3,966,000 is included in the September 30, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect a $2,000,000 write-down of certain golf course assets, approximately $1,727,000 in capital expenditure commitments at our golf courses, primarily Eagle Ridge, a $200,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share), and a net loss of $39,000 in the aggregate on the sales of certain golf course assets. There were no other adjustments as a result of our applying the liquidation basis of accounting for the nine months ended September 30, 2002; however, due to the continued uncertainty of the golf course sales environment, in the second quarter, we reclassified the reserve for the Sandpiper working capital note of approximately $2.9 million, which was substantially collected in the third quarter, against the real estate and mortgage note receivable held for sale. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at November 8, 2002 is 7,920,737 (which includes 48,294 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral under a participating lease and/or a participating mortgage wherein our counter-parties are in default.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with implementing the plan of liquidation. Actual costs might vary significantly from our estimates due to, among other factors, the timing and actual receipt of proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid over the liquidation period.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2001	Payments	Adjustments	September 30, 2002
Severance	$5,128,000	$(36,000)	$—	$5,092,000
Professional fees	5,541,000	(2,691,000)	—	2,850,000
Financial advisor fees	899,000	(241,000)	—	658,000
Capital expenditures	617,000	(1,714,000)	1,727,000	630,000
Other	3,875,000	(1,677,000)	(42,000)	2,156,000

Total	$16,060,000	$(6,359,000)	$1,685,000	$11,386,000

        Included in the accrued severance amounts above are payments due our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the plan of liquidation (which has already occurred) and our repayment of our obligations under the secured credit facility with Bank of America, N.A. Additional payments aggregating approximately $1,895,000 are payable upon the later of the one-year anniversary of our board of directors' adoption of the plan of liquidation (which has already passed) and our repayment of our obligations under the secured credit facility. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

        Included in the total payments under the Other category is a $700,000 payment representing the premium on an additional directors and officers insurance policy to cover a specified period following the expiration of our existing policy which expires on February 7, 2003; we may further extend the policy term for an additional premium. Also included in the Other category is $387,000 in aggregate fees paid to our lenders at June 30, 2002 and September 30, 2002 required under our secured credit facility.

3.    Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP"), and under the liquidation basis of accounting following stockholders' approval of the plan of liquidation on May 22, 2001, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

        Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 of our OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of Golf Host Resorts on March 3, 2000. These 274,039 shares of our common stock, plus 79,663 of the shares of our common stock that they purchased at the time we made the loan to them (for a total of 353,702 shares) continue to be pledged as security for the borrower's performance under the participating loan. Prior to the borrower's default under the participating mortgage discussed below, we recognized interest income on a straight-line basis.

        On November 14, 2001, we forwarded a notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a notice to the borrower based upon its non-payment of the October 2001 interest payment on the participating mortgage. On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default by the borrower under the participating mortgage. On March 8, 2002, we notified the borrower that due to its continued failure to cure the event of default, all of the borrower's obligations under the participating mortgage had been accelerated. Additionally, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook operator, that it was in default under a subordination agreement among us, the borrower and Westin for failing to remit payments directly to us, on behalf of the borrower. Due to these defaults by our counter-parties, we have not received or recognized rent under the participating lease at Lost Oaks since August 2001, nor have we received or recognized interest under the participating mortgage at Innisbrook since October 2001.

        As of June 30, 2002, the participating lease on Lost Oaks was terminated and we assumed management of the golf course through our wholly owned subsidiary, GTA—Lost Oaks, LLC. We have retained Troon Golf, LLC to manage this property on our behalf.

        We continue to seek a negotiated foreclosure or settlement with the borrower under the participating mortgage at the Innisbrook Resort. We have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort in the process of obtaining title. This resolution will involve multiple parties in addition to the borrower. Included in this complex situation are new management agreements with Westin and Troon (incorporating a broader range of new revenue enhancement, accountability and reporting provisions), an agreement influencing the development of a contiguous parcel of land, third party litigation assessment, improvement of the relationship with the condominium unit rental pool and Innisbrook condominium association and a final settlement agreement with Golf Hosts Resorts providing for an orderly transition and limitation on our liability in connection with the transition. All of the aforementioned matters require formal documentation and are expected to simultaneously close within the next two months; however, we can provide no assurances as to the results or timing thereof.

        In view of the potentially advantageous result to the stockholders of our obtaining title to, and, thereafter, holding the Innisbrook Resort for a period of up to 36-months, ending not later than December 31, 2005, to seek to regain the financial performance levels achieved prior to 2001, we have determined that an immediate liquidation of the Innisbrook Resort is not the most favorable option to the Company. We cannot assure, however, our desired result or our prognosis on timing.

5.    Commitments and Contingencies

Sandpiper Golf Course.

        Through our subsidiary, Sandpiper-Golf Trust LLC (which we refer to as SGT), we own and operate the Sandpiper Golf Course, an 18-hole golf course located near Santa Barbara, California, which we have been marketing for sale. After the termination of the participating lease, we assumed the management of this golf course on June 28, 2002.

        Sale Agreement.    On October 21, 2002, SGT entered into a definitive agreement for the disposition of the Sandpiper Golf Course to Sandpiper BB Property, LLC, for a price of $26.0 million. Under the terms of this agreement, the purchase price will be paid in cash at closing. The closing of the sale is subject to the buyer's due diligence review and various closing conditions. The purchaser has delivered a $2.0 million deposit into an independent escrow, of which $350,000 is generally non-refundable to the buyer. As in most real estate transactions, we face a risk that this sale might not close.

        Partial Collection of Arbitrator's Award.    As reported in our Form 10-Q for the second quarter of 2002, one of our two Sandpiper disputes was resolved on July 30, 2002, when the arbitrator issued a final award in our favor totaling $6,732,103. The court confirmed that award as a final judgment. To date we have collected $2.735 million of the award, and we are still owed $3.997 million (not including post-judgment interest). We believe that it is doubtful that we will collect the full remaining amount. We have one remaining source of collateral to which we can look for payment, i.e., a third-party guaranty in the original amount of $1.485 million. Litigation will likely be necessary to recover any payment on this guaranty, and we face the risk that we might not collect any amount on the guaranty or any further amount of the court's judgment.

        We applied the $2.735 million which we collected to the Sandpiper working capital note. After an additional payment of $150,000 from the former lessee from golf course cash flow, the remaining outstanding balance of the working capital note, as reported in our last Form 10-Q, was approximately $58,000. This amount was deemed uncollectible and was written-off against the valuation reserve for this asset in the third quarter.

        Recently Dismissed Sandpiper Dispute.    On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara, California titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The plaintiff, HT-Santa Barbara, Inc., or HT, owns a resort near the Sandpiper Golf Course. Their legal complaint against us alleges that they are parties to a golf utilization agreement with our subsidiary SGT, and that we, through SGT, breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint further alleged that GTA misrepresented its intention to fund renovations to the Sandpiper Golf Course, that GTA misrepresented that the Sandpiper participating lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these alleged misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleges that GTA breached the term sheet and the participating lease by failing to renovate Sandpiper. The complaint seeks compensatory damages of not less than $50 million, interest, punitive damages, costs of suit (including attorney's fees), and specific performance.

        On June 22, 2001, we filed a demurrer to the complaint (which is a motion to dismiss for failing to state a claim upon which relief may be granted) and a motion to stay the action pending the outcome of our arbitration mentioned above with the lessee. (This arbitration was subsequently concluded on July 30, 2002). Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted our motion to stay the action pending the outcome of the arbitration. Now that the arbitration has concluded, the court would need to rule on the demurrers that we have already filed. However, on November 6, 2002, the plaintiffs filed a voluntary dismissal of their legal action against us and our subsidiary. Although they retain the right to refile their action at a later date, we do not expect them to do so.

Palm Desert Country Club

        We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club for total consideration of $4.075 million. The buyer filed a legal action against us and GTA Palm Desert LLC on or about November 20, 2001, in the Riverside County Superior Court, for (1) breach of the purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested plaintiff's claims, however, we cannot predict the outcome of litigation at this time. The court set a trial date of May12, 2003, and a mandatory settlement conference date of March 11, 2003. Discovery is currently ongoing. This claim has been tendered to our directors and officers liability carrier.

Osage National Golf Club.

        An action entitled, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al was filed in April 2000 in the United States District Court Eastern District of Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. The plaintiffs allege that at the time of our purchase of the golf course we misrepresented the nature of these OP units and that the OP units were substantially less valuable than had been represented by us. As a result, plaintiffs assert that they have suffered actual damages in an amount not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecified punitive damages. A scheduling conference was held in this case with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs have responded to our discovery and produced a corporate representative for deposition. Because of the death of the former manager of plaintiffs, who we believe had the most knowledge of plaintiffs' claims, plaintiffs representative claimed that he could not respond with respect to topics that had been designated for testimony. We intend to file an appropriate motion to limit evidence that plaintiffs can introduce regarding the topics about which their representative failed to testify. We are unable at this time to assess the likely outcome of this case.

Class Action

        On January 28, 2002, we received a copy of a complaint entitled Mary Ella Crossley v. W. Bradley Blair, II, et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Larry Young, a former director of the Company, and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. Ms. Crossley is represented by the same plaintiffs' counsel that represented Concordia in the action against us which was earlier dismissed. The plaintiff alleges that payments to our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders. The complaint also alleges that our officers defrauded the company in connection with the renegotiation of the officers' employment agreements. Finally, the complaint alleges that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to dismiss Banc of America Securities LLC from the case without prejudice. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied our motion. On June 19, 2002, we and our directors responded to the complaint by filing a general denial of liability. The case is now in the discovery stage. On October 9, 2002, plaintiff filed a motion to compel the production of additional documents. The defendants must submit pleadings in opposition to that motion by November 15, 2002. Trial is scheduled to begin June 23, 2003. The matter has been tendered to our directors and officers insurance carrier. We are unable to provide an assessment as to a likely outcome at this time.

Other Litigation

        Hillcrest Bank v. Golf Trust of America LP.    This action was filed on or about December 26, 2001, in the United States District Court Western District of Missouri. This lawsuit involves a claim by Hillcrest Bank, or the bank, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the original sale and lease of the golf course located in Miller County, Missouri. The bank alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. The bank received none of the proceeds of the redemption. The bank asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. We have forwarded our initial disclosures required under the Federal Rules of Civil Procedure to Hillcrest Bank. Hillcrest Bank

has partially disclosed its documents, but has not yet provided all required disclosure. In addition, there has been no discovery. A scheduling conference is set for November 14, 2002. We are unable to provide an assessment as to a likely outcome at this time.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against a number of defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of the deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company), but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. In sum, the basis for the motions are that plaintiffs' claimed lien does not comply with the requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2001, the court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. Plaintiffs' time to appeal this ruling has not yet expired and we do not know whether an appeal will be filed. We are unable to give an assessment as to a likely outcome of this dispute at this time.

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

Events of Default under the Participating Lease and Participating Mortgage.

        An event of default may be declared under a participating lease or participating mortgage when a lessee or mortgagor fails to pay rent or interest in a timely manner thereunder. In 2002, we have continued to pursue legal remedies against our lessees and mortgagor under our participating leases and participating mortgage at the following properties (which represents 6.0 golf courses): Sandpiper; Lost Oaks; and Innisbrook. These disputes have been resolved at Lost Oaks and, as described above with respect to certain of the claims at Sandpiper. As a result of participating lease defaults, we have taken possession, and are currently managing, Tierra Del Sol, Mystic Creek, Wekiva, Stonehenge, Sandpiper and Lost Oaks. We also manage Black Bear Golf Club, which we assumed in a participating lease termination and transition agreement which was not the result of default proceedings. We continue to negotiate with the borrower regarding the consensual foreclosure and taking possession of the Innisbrook Resort and other collateral.

        The holding period required by the bankruptcy court for the cash collateral pledged by the lessee under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. The 52,724 OP units and applicable dividend payments pledged as collateral by the lessee under the Mystic Creek participating lease were released by the bankruptcy court on September 20, 2002 and applied to the leesee's outstanding obligations. The remaining outstanding balance of approximately $42,000 was deemed uncollectible and was written off against the Other category of the liquidation accrual at September 30, 2002.

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

6.    Other Assets

        Receivables—net consists of the following:

	(Liquidation Basis)
	September 30, 2002	December 31, 2001
	(in thousands)
Rent receivable	$553	$1,030
Note receivable for land sale	—	2,378
Note receivable taken in sale of asset	1,762	—
Loans to officers (including accrued interest and net of allowance of $200,000)	1,455	1,613
Working capital note receivable from Sandpiper lessee	—	2,943
Reserve for working capital note receivable from Sandpiper lessee	—	(2,943)
Other miscellaneous receivables—net	1,100	420

Receivables—Net	$4,870	$5,441

        The note receivable owed to us for the sale of 14-acres of land which was secured by such parcel of land adjacent to the Sandpiper Golf Course matured on June 2, 2002, and the note was paid in full as of that date.

        The loans to officers, which include accrued interest, are non-recourse and are secured by 199,415 shares of the officers' common stock that had a fair market value at the time of the execution of the loans by the officers of $8 per share. We have recorded an allowance for doubtful accounts against this receivable in the amount of $200,000, which approximates the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at September 30, 2002. Additionally, effective July 1, 2002, we discontinued accruing interest on these loans due to the current computed value of the security based on our current net assets available to common shareholders.

        The working capital note receivable from the Sandpiper lessee was fully reserved; however, in July 2002 we received payments totaling $2,885,000 which were applied to the outstanding balance of this note. These payments represented proceeds from the collateral pledged under the participating lease of a letter of credit for $1,735,000 and a bond of $1,000,000. We also received a payment of $150,000 which represented cash flow from the golf course operations. The balance of $58,000 was deemed uncollectible and written off against the valuation reserve for this asset. The balance of the valuation reserve allocated to this note receivable was reclassified to apply against real estate held for sale (as further described in footnote 2, "Adjustment to liquidation basis of accounting").

        The Other miscellaneous receivables-net includes the note receivable taken in the lease termination for the Pete Dye Golf Club, the note receivable taken in the sale of Northgate Country Club and the member and other miscellaneous accounts receivable at the golf courses we manage.

7.    Debt

        Debt consists of the following at the applicable dates:

	September 30, 2002	December 31, 2001
	(in thousands)
Secured credit agreement, with an interest rate of prime plus 2% for a current effective rate of 6.75% per annum at September 30, 2002, which matures December 31, 2002	$70,745	$95,469

Credit Agreement

        On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and related line of credit. This credit agreement consolidated the balances outstanding under our credit facility and the line of credit into a single, secured term loan with an outstanding principal balance of approximately $151,000,000 on July 25, 2001. All events of default alleged against us by our lender under our credit facility and line of credit were waived or cured upon the closing of the second amended and restated credit agreement. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We met the obligation for the first quarter from the cumulative payments from prior quarters). We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loan. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loan is equal to the higher of the federal funds rate plus 1.5%, or the prime rate plus 1% per annum. The loan to us under the second and amended and restated credit agreement is secured by mortgages on substantially all of our golf courses and certain other assets. Each of our material subsidiaries is a guarantor under the credit agreement.

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

        On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and again at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which point the rate increased to the base rate plus 3% for the period October 1, 2002 until maturity. All of the other terms and conditions are substantially unchanged from the second amended and restated credit agreement. Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our golf courses, our lessees and our borrower under the participating mortgage, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our credit agreement. An uncured event of default under this covenant would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. Additionally, we are currently seeking to obtain our lenders' consent to further extend the term of our credit agreement before it matures on December 31, 2002. If our lenders do not consent to our request for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than our current credit agreement.

Restricted Cash

        The balance in restricted cash of $1,547,000 is comprised of $1,500,000, plus accrued interest of $26,000 that is being held in an interest-bearing escrow account pursuant to the terms of the credit agreement with our senior lenders. These escrowed funds may be used to pay interest on the credit agreement when the Innisbrook owner (our borrower under the participating mortgage) has defaulted in the payment of interest due under the Innisbrook participating mortgage, which occurred in November 2001, and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less at the time such default occurs or during its continuance. Also, in this account is $21,000 that is being held in an interest-bearing account pursuant to the terms of the purchase and sale agreement for two golf courses that were sold in June 2001.

8.    Stock Options and Awards

Loans to Officers

        Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The aggregate amount of indebtedness, including accrued interest, outstanding on February 25, 2001 was $2,847,000, of which $2,164,000 was owed by Mr. Blair and $683,000 was owed by Mr. Peters. These loans were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001. This debt forgiveness of $2,847,000, plus amortization of restricted stock compensation of $1,544,000 related to the accelerated vesting of 90,897 shares of restricted stock previously issued to our executive officers, was recorded as compensation expense in the first quarter of 2001.

        Pursuant to the terms of our officers' amended and restated employment agreements, dated as of February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. Effective July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes due to the current computed value of the security based on the current net assets available to common shareholders. At September 30, 2002, we recorded an allowance for doubtful accounts against this receivable in the amount of $200,000, which approximates the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at September 30, 2002. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower's employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower. We do not intend to make any additional loans to our officers.

9.    Preferred Stock

Series A Preferred Stock

        On April 2, 1999, GTA completed a registered offering of 800,000 shares of its 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. GTA contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

        Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the board of directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of (i) $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share), or (ii) the cash dividend paid or payable on the number of shares of common stock into which a Series A preferred stock is then convertible (determined on each of the quarterly dividend payment dates referred to above). Series A Preferred Stock dividends currently accrue at a rate of $462,500 per quarter and as of September 30, 2002 we have accrued and unpaid five quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2002). Under our Series A charter document, if and when we have six quarters of accrued and unpaid Series A Preferred dividends, the holder of the Series A Preferred Stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

        On February 22, 2001, we entered into a voting agreement with the holder of all of the shares of Series A preferred stock. In that agreement we agreed, in the event that the requisite number of our common stockholders approved the plan of liquidation and the voting agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and /or operations to redeem all of the shares without violating any legal or contractual obligations.

        Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A Preferred Stock by May 22, 2003 (which is the second anniversary of our shareholders' adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) will have the right to require us to redeem the Series A Preferred Stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A Preferred will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A Preferred shares are redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders. Payment of such dividends might constitute preferential dividends which might cause us to fail to qualify as a REIT.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are a real estate investment trust, or REIT. We often state golf course quantities in terms of 18-hole equivalents; therefore, one 27-hole golf course facility would be counted as 1.5 golf courses. As of November 8, 2002, we own nine properties, or 16.0 golf courses stated in 18-hole equivalents. Of these 16.0 eighteen-hole equivalents, we hold participating interests in 7.5 golf courses and direct, controlling interests in 8.5 golf courses; twelve of these sixteen golf courses are owned by us and four serve as collateral for a 30-year participating mortgage loan we initiated as the lender. Of the twelve courses that we own, 10.5 are held in fee simple and 1.5 are held pursuant to a long-term ground lease. The sixteen golf courses are located in Florida (7), South Carolina (2), Michigan (1.5), Illinois (3.5), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly-owned subsidiary of Golf Trust of America, L.P named Sandpiper-Golf Trust LLC, or SGT. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly-owned subsidiaries GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation, holds a 99.4 percent interest in our operating partnership as of November 8, 2002. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.2 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Recent Events

        Since our last quarterly report:

  •
  we entered into a $26.0 million sale agreement for our Sandpiper Golf Course;

  •
  we entered into a $40.5 million letter of intent to sell our Eagle Ridge Golf Course;

  •
  our previously unresolved Sandpiper legal dispute was dismissed;

  •
  we began negotiations with our lenders to obtain a further extension to our credit facility; and,

  •
  we continued to negotiate for a potential settlement of claims resulting from the borrower's default under the participating mortgage.

Each of these developments is described in more detail below.

Sandpiper Golf Course

        Through our subsidiary, Sandpiper-Golf Trust LLC, or SGT, we own and operate the Sandpiper Golf Course, an 18-hole golf course located near Santa Barbara, California.

  Recent Developments

        Sale Agreement.    On October 21, 2002, SGT entered into a definitive agreement for the disposition of the Sandpiper Golf Course to Sandpiper BB Property, LLC, for a price of $26.0 million. The purchaser has paid a $2.0 million deposit into an independent escrow, of which $350,000 is generally non-refundable. Under the terms of the agreement, the purchase price will be paid in cash at closing. The closing of the sale is subject to the buyer's due diligence review and various closing conditions. Accordingly, as in most real estate transactions, we face a risk that this sale might not close.

        Partial Collection of Arbitrator's Award.    As reported in our Form 10-Q for the second quarter of 2002, one of our two Sandpiper disputes was resolved on July 30, 2002, when the arbitrator issued a final award in our favor totaling $6,732,103. The court confirmed that award as a final judgment. To date we have collected $2.735 million of the award, and we are still owed $3.997 million (not including post-judgment interest). We believe that it is doubtful that we will collect the full remaining amount. We have one remaining source of collateral to which we can look for payment, i.e., a third-party guaranty in the original amount of $1.485 million. Litigation will likely be necessary to recover any payment on this guaranty, and we face the risk that we might not collect any amount on the guaranty or any further amount of the court's judgment.

        Dismissal of the Other Sandpiper Dispute.    Our other Sandpiper legal dispute concluded on November 6, 2001, when the plaintiffs filed a voluntary dismissal of their legal action against us and our subsidiary. Although they retain the right to refile their action at a later date, we do not expect them to do so. Accordingly, all of the litigation brought against us in connection with the Sandpiper golf course has either ended in our favor or has been dismissed.

  Recap of the Legal Disputes

        The first dispute (resolved in our favor).    As previously mentioned, our subsidiary SGT owns the Sandpiper Golf Course, a high-end daily fee public golf course located in Goleta, California, which is near Santa Barbara. On January 18, 2001, Sandpiper at SBCR, LLC, which at that time was the lessee of the Sandpiper Golf Course, and Environmental Industries, Inc. filed against SGT a legal complaint for injunctive relief and declaratory relief pending arbitration in the Superior Court of Santa Barbara, California. SGT had leased the golf course to the Sandpiper lessee pursuant to a participating lease dated March 6, 1998. Environmental Industries provided a letter of credit to us as partial security for the lessee's performance under the participating lease. The complaint alleged that the Sandpiper lessee should be excused from paying rent under the participating lease because SGT had failed to perform certain obligations under the participating lease and under a purported term sheet amendment to the participating lease. The complaint did not allege a cause of action for breach of the participating lease; instead, it only sought an injunction prohibiting SGT from issuing notices of default against the lessee under the participating lease, terminating the participating lease, or drawing on the letter of credit pending the outcome of a dispute resolution process contained in the participating lease. On January 27, 2001, the parties entered into a standstill agreement, pursuant to which SGT agreed, among other things, not to terminate the participating lease based on the current disputes between the parties pending the outcome of the dispute-resolution process. In exchange, the Sandpiper lessee agreed, among other things, to post a bond in the amount of $1 million to secure payment of some or all of any arbitration award it may be obligated to pay. Pursuant to the terms of the participating lease, the parties agreed to arbitrate this dispute. An arbitration hearing took place on December 14 through 18, 2001, on January 8 through 12, 2002, on March 5 through 7, 2002, and on April 16 through 18, 2002, following which the parties filed post-hearing briefs.

        On June 14, 2002, the arbitrator issued a ruling in favor of our subsidiary, SGT. The arbitrator rejected all of the claims brought against our subsidiary by the former Sandpiper lessee and Environmental Industries, Inc, and found that the former Sandpiper lessee had breached the lease. On June 25, 2002, the former Sandpiper lessee and Environmental Industries, Inc. moved to alter, modify, or vacate the arbitration award, which SGT opposed. Notwithstanding these motions, as of June 28, 2002, the participating lease was terminated and the Sandpiper lessee relinquished possession of the Sandpiper Golf Course to SGT, which has been managing the golf course operations since then. The arbitrator denied those motions on July 3, 2002 and on July 30, 2002, the arbitrator issued a final arbitration award in our favor of $6,732,103, which included a stipulated amount of $1.0 million for attorneys' fees and costs. To date, we have collected $2.735 million of the judgment as described above.

        We applied the $2.735 million which we collected to the Sandpiper working capital note. After an additional payment of $150,000 from the former lessee from golf course cash flow, the remaining outstanding balance of the working capital note, as reported in our last Form 10-Q, was approximately $58,000. This amount was deemed uncollectible and was written off against the valuation reserve for this asset in the third quarter.

        The second dispute (dismissed).    On May 22, 2001, HT-Santa Barbara, Inc. and The ADCO Group, Inc. filed a complaint in the Superior Court of Santa Barbara, California titled HT-Santa Barbara, Inc. and The ADCO Group, Inc. v. Golf Trust of America, Inc., GTA GP, Inc., Golf Trust of America LP, and Sandpiper-Golf Trust, LLC. The plaintiff, HT-Santa Barbara, Inc., which we refer to as HT, owns a resort near the Sandpiper Golf Course. Their legal complaint against us alleges that they are parties to a golf utilization agreement with our subsidiary SGT, and that we, through SGT, breached that agreement "by failing to establish and maintain a first class golf facility" near HT's resort and by failing to "use good faith efforts to fund, establish, and maintain a first class golf course facility." The complaint further alleged that GTA misrepresented its intention to fund renovations to the Sandpiper Golf Course, that GTA misrepresented that the Sandpiper participating lease for the golf course had been altered by the execution of a term sheet dated March 31, 1999, and that these alleged misrepresentations fraudulently induced HT and ADCO to invest in the resort, to invest in the development of a new club house, and to guarantee the performance of the lessee of the golf course. The complaint also alleges that GTA breached the term sheet and the participating lease by failing to renovate Sandpiper. The complaint seeks compensatory damages of not less than $50 million, interest, punitive damages, costs of suit (including attorney's fees), and specific performance.

        On Friday, June 22, 2001, we filed a demurrer to the complaint (which is a motion to dismiss for failing to state a claim upon which relief may be granted) and a motion to stay the action pending the outcome of the ongoing arbitration described above. Following a hearing on the demurrer and motion to stay on September 17, 2001, the court granted our motion to stay the action pending the outcome of the arbitration. The court did not rule on the demurrer. On March 11, 2002, the court granted our motion to expunge a lis pendens that plaintiffs had recorded against the Sandpiper property. The court also awarded us attorneys' fees incurred in filing the motion to expunge the lis pendens. Plaintiffs filed a petition for a writ of mandate with the court of appeal seeking to have the lower court's decision overturned. The court of appeal summarily denied the petition without comment. HT-Santa Barbara, Inc. paid the award of attorneys' fees and costs. Now that the arbitration has concluded, the court would need to rule on the demurrers that we have already filed. However, HT-Santa Barbara, Inc. previously informed the court that it intends to file an amended complaint. On November 6, 2002, the plaintiffs filed a voluntary dismissal of their legal action against us and our subsidiary. Although they retain the right to refile their action at a later date, we do not expect them to do so.

Credit Facility Extension

        Our credit facility from a syndicate of lenders led by Bank of America, N.A., is scheduled to mature on December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 3% from October 1, 2002 until maturity. As of November 8, 2002, we owe approximately $70.7 million under this facility.

        We are currently seeking to obtain our lenders' consent to further extend the term of credit facility before it matures on December 31, 2002.

        If we are unable to sell enough assets by the new maturity date of the facility to fully repay our indebtedness to our lenders, we might need their cooperation to further extend the maturity date, for which they would likely charge additional fees. We face the risk that our lenders might refuse to extend the maturity of our credit facility.

Our Participating Mortgage secured by the Innisbrook Resort

  Recent Innisbrook Developments

        During the third quarter we continued to negotiate for a potential settlement of claims resulting from the borrower's default under the participating mortgage. We expect to consummate a resolution of this matter in the next two months; however, we can provide no assurances as to a resolution or the timing thereof.

  Innisbrook Background

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

        In addition to the Innisbrook Resort itself, the collateral securing the borrower's performance under the participating mortgage currently includes 353,702 shares of GTA common stock owned by the borrower and three condominium units owned by the borrower at the Innisbrook Resort. The borrower's parent, Golf Hosts, Inc., an affiliate of Starwood Capital Group LLC, guaranteed all of the borrower's loan payment obligations. In June, 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the resort does not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure Westin would continue to manage the resort pursuant to the existing management agreement, including the opportunity to receive payments on the outstanding Westin guarantee balance contingent upon achieving certain cash flow threshholds. In addition, there is an agreement between the current owner of the Innisbrook Resort and the condominium owners association that requires the owner of the Innisbrook Resort to reimburse 50% of the refurbishment costs (approximately $9 million) invested in the condominium units by the condominium owners. This amount should be amortized and reimbursed to the condominium owners over the five-year period beginning in 2005.

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

        We continue to seek a negotiated foreclosure or settlement with the borrower under the participating mortgage at the Innisbrook Resort. We have been negotiating a global resolution of all issues impacting the past, present and future performance of Innisbrook Resort in the process of obtaining title thereto. This resolution will involve multiple parties in addition to the borrower. Included in this complex situation are new management agreements with Westin and Troon (incorporating a broader range of new revenue enhancement, accountability and reporting provisions), an agreement influencing the development of a contiguous parcel of land, third party litigation assessment, improvement of the relationship with the condominium unit rental pool and Innisbrook condominium association and a final settlement agreement with Golf Hosts Resorts providing for an orderly transition and limitation on our liability in connection with the transition. All of the aforementioned matters require formal documentation and are expected to simultaneously close within the next two months; however, we can provide no assurances as to the results or timing thereof. Judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in the litigation, the borrower might not meet its obligations to us or it might declare bankruptcy. Even if we obtain ownership of the resort, we expect to face the difficult task of seeking to regain the financial performance levels achieved prior to 2001. We do not currently expect to realize any net free cashflow from the Innisbrook Resort until 2004. We expect that any net cash flow that may be realized in 2003 will be required to pay outstanding financial obligations assumed in the foreclosure settlement or will need to be reinvested into the property. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the borrower might obtain bankruptcy and/or other judicial protection.

        Also on March 8, 2002, we sent a notice to Westin Hotel Company claiming that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it has breached the subordination agreement.

        As a result of changes in circumstances since June of 1997, both Westin and GTA desire to modify the terms of the original management agreement in the event that we foreclose. Accordingly, as we negotiate with the borrower regarding a negotiated foreclosure or settlement, we have been negotiating with Westin regarding the terms of a new management agreement, to be effective as of the date we acquire the Innisbrook Resort, if ever. We face the risk that our negotiations with Westin might not be successful. If our negotiations with Westin fail, but we nonetheless become the owner of the Innisbrook Resort, it is possible that we would become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement. Such litigation would likely focus on the extent, if any, to which we, as successor owner of the Innisbrook Resort, must assume the borrower's outstanding liabilities to Westin under the original management agreement, among other issues. At this time, no settlement of our disputes with Westin or our borrower have been agreed upon. As indicated in the discussion above regarding the global resolution of all issues affecting Innisbrook, we expect a resolution thereof within the next two months; however, we can provide no assurances as to the results or timing thereof.

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

  Innisbrook Financial Performance

        The Innisbrook Resort continues to suffer from the decline in the travel sector of the economy. With reported cuts in corporate travel budgets and the lingering disruption to travel patterns initially caused by terrorist activities, including fewer flight choices, increased travel times and time-consuming airport safety procedures, Innisbrook bookings have been below anticipated levels for 2002 and we currently do not expect to see any marked improvement until late 2003 or early 2004 due to the continuing protracted delay in the economic recovery of the national economy. Based upon the financial results submitted to us by Golf Hosts, the net operating income of the property for the nine months ended September 30, 2002 was $1,533,000, which is an increase from the same period in the prior year of approximately $1,393,000, or 91%. During the nine months ended September 30, 2002, gross revenues declined $9,428,000, or 22%, from the same period in the prior year. Room nights for the period were down by 21% and room night spending levels were down 1.5%. The combined reduction in room nights and decrease in average spending resulted in the reduction of gross revenues. Total operating expense before depreciation and amortization was down $5,834,000, or 17%, for the nine months ended September 30, 2002 compared to the same period for the prior year. In addition, depreciation, amortization, loss on sale or operations of asset, and impairment of intangible assets were down in the aggregate amount of $4,987,000. For the trailing twelve months ended September 30, 2002, net operating income, before write-down of impaired intangible assets, is down approximately $2,472,000, or 114%, when compared to the trailing twelve months ended September 30, 2001. Total revenues are down approximately $13,743,000, or 25%. REVPAR, which is a standard operating measurement tool within the hotel industry, is in our judgement not a useful analytical tool at this property due to the rental pool arrangement. Revenue per room night, which recognizes the actual gross revenue as it relates to occupied rooms, was down $18.86, or approximately 3%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $8,313,000, or 18%. Other expenses which include participating interest, straight-line interest, losses on assets leased and held for sale and non-cash charges for depreciation and amortization are down approximately $13,458,000. This reduction in non-cash items is primarily the result of a one time write-down of intangibles in the amount of $10,441,000 and the recognition of leased asset losses in the amount of approximately $2,068,000 during the trailing twelve months ended September 30, 2001. These fluctuations culminated in a decrease of $8,028,000, or 45%, in the loss for the trailing twelve months ended September 30, 2002, when compared to the same period in the prior year. Because these results are unaudited and are provided by our borrower instead of generated internally, we can provide no assurances as to the accuracy of these financial results.

  Innisbrook Strategy

        In general, we face a potential trade-off between (a) selling the participating mortgage on the Innisbrook Resort now, as a distressed loan, which would likely result in a significant loss on our investment but would hasten the completion of our liquidation, and (b) seeking to resolve these problems through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we could seek to regain the financial performance levels achieved prior to 2001. The latter alternative might allow us to recoup more of our investment, but would take considerably more time. When Houlihan Lokey re-evaluated our interest in Innisbrook in March 2002, they valued this asset under two different scenarios, both of which assumed, that we would obtain a fee simple interest in the asset either by completing a negotiated settlement or foreclosing on our mortgage interest. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario, they analyzed holding the asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. In a letter dated March 15, 2002, subject to various assumptions, Houlihan Lokey's analysis concluded that we may realize between $45 million and $50 million for the Innisbrook asset under the first scenario, and between $60 million and $70 million under the second scenario.

        In view of the potentially advantageous result to the stockholders of obtaining title to the Innisbrook Resort and, thereafter, seeking to restore its pre-2001 financial performance levels prior to disposing of the asset, in March 2002 our board determined that an immediate liquidation of the Innisbrook Resort did not then appear to be the more favorable option to the company. After consideration of relevant facts and circumstances then available to us, our board determined that it would be in our stockholders' best interests to seek a negotiated resolution to the borrower's default in order to allow us to best preserve the value of our collateral, including the resort. Management and the board of directors continue to believe that seeking a recovery in the property's financial performance and a resolution of issues with the borrower (as opposed to actively marketing our interests for sale at a distressed price), is in the best interest of the stockholders. Our current strategy contemplates that we will foreclose on the Innisbrook Resort (or otherwise take control of the Innisbrook Resort in lieu of foreclosure) by the end of 2002; however, we can provide no assurances as to a resolution or the timing thereof. As a result of the protracted economic recovery and the repayment of the accrued management fee owed to Westin, we do not currently expect to realize any net free cashflow from the Innisbrook Resort until 2004.

        Our estimate of the fair value of our Innisbrook asset, as recorded on our books at September 30, 2002, is $60 million, which is the low end of the valuation range estimated by Houlihan Lokey in their March 2002 letter and which assumes that we will acquire direct ownership of the resort and that the resort will successfully regain the financial performance levels achieved prior to 2001, within the 36-month period ending not later than December 31, 2005.

        At this time, no settlement of our disputes with the borrower has been reached; however, we have an expectation of resolving this matter within the next two months. We face the risk that we might be unable to reach any consensual resolution or settlement with the borrower. Litigation may ensue, which might be protracted and expensive, and even in the event that we prevail in the litigation, the borrower might not meet its obligations to us or might declare bankruptcy. If we decide to seek to obtain direct ownership of the resort by pursuing judicial foreclosure, it would be expensive and time-consuming and we would again face the risk that the borrower might obtain bankruptcy and/or other judicial protection. Even if we obtain direct ownership of the resort, we expect to face the difficult task of seeking to revive its revenues. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years. Our efforts might be unsuccessful and we might ultimately sell our interest in that asset for less than its currently estimated fair value of $60 million. At some future date, our assessment of the asset's fair value may change and the asset may be written-down. All of our other assets are being marketed for immediate sale and are recorded on our books at their estimated immediate liquidation value. Our board will continue to monitor and evaluate all of our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

Plan of Liquidation

  Recent Dispositions

        During the third quarter, we completed the following golf course dispositions:

  •
  Bonaventure Golf Club Disposition.  On July 12, 2002, we completed the sale of the Bonaventure Golf Club for a total purchase price of $10.5 million, less credits in the amount of approximately $320,000.

  •
  Osage National Golf Course Disposition.  On July 22, 2002, we completed the sale of the Osage National Golf Course for a total purchase price of $3.35 million to Osage National Investment Group, LLC.

  Background regarding the Plan of Liquidation

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

        At the time we prepared our Proxy Statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. While we have made significant progress, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our Proxy Statement is now far less likely, particularly insofar as the disposition of our lender's interest in the Innisbrook Resort is concerned. With respect to our dispositions, as of November 8, 2002, we have sold 25 of our 34 properties (stated in 18-hole equivalents, 31.0 of our 47.0 golf courses). In the aggregate, the gross sales proceeds of $229.5 million are within the range originally contemplated by management for those golf courses during the preparation of our Proxy Statement dated April 6, 2001, which we refer to as the Original Range; however, two of our properties (2.5 golf courses) that were sold in 2001 were sold for a combined 1%, or $193,000, less than the low end of their combined Original Range. The sales prices of the assets sold in 2002 have been evaluated against Houlihan Lokey Howard & Zukin Financial Advisors, Inc., or Houlihan Lokey's March 15, 2002, updated range (discussed in further detail below), which we refer to as the Updated Range. Of the three properties (5.0 golf courses) sold in 2002, one (1.5 golf courses) was below the low end of the Updated Range by 4%, or $150,000. Nonetheless, considering the environment in which we and the nation were operating in at that time, our board determined that the three transactions closed at prices below the Original Range (including the one transaction that closed below the Updated Range) were fair to, and in the best interest of, our Company and our stockholders.

        The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. Accordingly, we believe our business continues to be significantly impacted by the economic recession. As reported in our most recently filed Form 10-K, on February 13, 2002, we retained Houlihan Lokey to advise us on strategic alternatives available to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement Houlihan Lokey, reviewed (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation, and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey's evaluation of Innisbrook valued this asset under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset as a result of successfully completing a negotiated settlement or foreclosing on our mortgage interest. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario, Houlihan Lokey analyzed holding the asset for a period of approximately 36-months ending not later than December 31, 2005 to seek to regain the financial performance levels achieved prior to 2001. In a report dated March 15, 2002, subject to various assumptions, Houlihan Lokey's analysis concluded that we may realize between $45 million and $50 million for the Innisbrook asset under the first scenario, and between $60 million and $70 million under the second scenario.

        Following receipt of Houlihan Lokey's letter on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification. We currently expect that liquidating distributions to our common stockholders will not begin until we sell our interest in the Innisbrook Resort, which might not occur until late 2005. All of our other assets were valued and are recorded on our books at their estimated immediate liquidation value and are being marketed for immediate sale.

        As of November 8, 2002, we owed approximately $70.7 million under our credit agreement, which matures on December 31, 2002. We are currently seeking to obtain our lenders' consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to our request for a further extension and we are not able to secure refinancing through another source, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. We recently obtained a preliminary indication of the lenders' willingness to extend the term of our credit facility until June 30, 2003.

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

        Based on the consideration of many factors, including, but not limited to, Houlihan Lokey's March 15, 2002 report and other facts and circumstances applicable at the time, such as the difficult environment for other golf course owners and operators, economic and demographic factors applicable in the areas where we continue to own golf courses, the limited pool of qualified buyers, the lack of attractive acquisition financing, and overall economic conditions impacting the travel and leisure sector of the economy, on April 1, 2002, we announced our Updated Range of projected liquidating distributions. At that time, we estimated that common stockholders will ultimately receive between $6.01 and $9.43 per share in liquidating distributions. This estimated Updated Range is based on updated estimated sale prices for each of our remaining assets and estimated future cash flows from our assets held for sale. This estimated Updated Range assumes that all of our golf course assets will be sold by the end of 2002, other than our interest in the Innisbrook Resort, which we have assumed will be liquidated in 2005. This estimated Updated Range further assumes that the litigation clouding the value of our interests in the Innisbrook Resort will be resolved by the time that we sell this property. Preparing financial projections such as these involves numerous estimates and judgments, any or all of which could prove to be more optimistic than the ultimate facts. Accordingly, you should not place undue reliance on our projections. Moreover, updating these projections is a difficult and time-consuming process, particularly because of the complexity of the issues surrounding the Innisbrook Resort, certain of which are beyond our control. We have not prepared formal updated projections since April 1, 2002. Accordingly, the range may be more optimistic than the current values of the applicable assets.

        We believe that certain current factors beyond our control are causing downward pressure on the Updated Range. Our internal estimates currently indicate that liquidating distributions could be toward the lower end of the Updated Range. Negatively impacting our expected liquidating distributions is the decline in travel that was brought about by the depressed economy and corporate travel budget cuts which has resulted in less than anticipated net free cash flow from certain of our remaining golf course assets, namely Innisbrook, in 2002, and potentially in 2003. According to industry information, business-related travel declined 3% in 2001 and is expected to decline an additional 4.3% this year. While industry information causes us to believe that business travel will increase as the outlook for the economy and corporate profits becomes more positive, we now believe that the economic recovery that we had expected to occur in 2002 will not occur until mid-to late 2003 due to continued economic uncertainty, rising geopolitical fears, and lower corporate profit expectations. Like others in our industry, we do not expect our company or the Innisbrook Resort to realize any significant financial benefit from the recovery until 2004. Based on these revised expectations and the anticipated closings of the sale transactions on the two most valuable properties remaining in our portfolio, excluding Innisbrook, which are currently under either a purchase and sale agreement or a letter of intent, we expect to take prudent business steps to reduce operating costs and personnel as we liquidate the remaining assets in our portfolio and ultimately complete our plan of liquidation. Additionally, we plan to obtain a further update to the Updated Range by an outside financial advisor after the end of this calendar year to allow the sale transactions on these two properties to either close or terminate at which time we would market these properties to other interested parties.

        Our credit agreement requires us to apply the net proceeds from each asset sale towards repayment of our debt. We are currently seeking to obtain our lenders' consent to further extend the term of our credit agreement before it matures on December 31, 2002. If our lenders do not consent to our request for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than our current credit agreement.

        The terms of our Series A preferred stock and our agreements with the preferred stockholder prohibit us from making any further distributions to common stockholders, except as required to maintain our REIT compliance, until the Series A preferred stock is redeemed in full. After our Series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to our common stockholders. However, we expect that the proceeds of our asset dispositions will not be sufficient to redeem our Series A preferred stock in full until we liquidate our interest in the participating mortgage at the Innisbrook Resort. We currently intend to hold our interest in the Innisbrook Resort pending resolution of the problems currently impairing its resale value and, accordingly, we expect it to be our final asset to be liquidated. Consequently, we now expect not to make any distributions to our common stockholders until we have liquidated our lender's interest in the participating mortgage at the Innisbrook Resort, which might be subject to significant delays.

Assets Held for Sale

        The following chart identifies each of our unsold properties:

Properties Held for Sale as of November 8, 2002

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

Letters of Intent and Purchase Agreements

        As of November 8, 2002, we have entered into the following binding and non-binding arrangements from the disposition of our remaining assets. From time to time, we may consider multi-asset letters of intent, however, at the present time, no such non-binding commitments have been executed.

  •
  Sandpiper Sale Agreement.  On October 21, 2002, SGT entered into a definitive agreement for the disposition of the Sandpiper Golf Course to Sandpiper BB Property, LLC, for a price of $26.0 million. Under the terms of the agreement, the purchase price will be paid in cash at closing, subject to closing conditions.

  •
  Eagle Ridge Letter of Intent.  On October 18, 2002, we entered into a non-binding letter of intent for the disposition of the Eagle Ridge Resort & Inn, near Galena, Illinois, for total consideration in the amount of $40.5 million, $38.0 million in cash and a $2.5 million promissory note. No binding purchase agreement has been executed.

        We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. Our current letters of intent are non-binding, and, therefore, at this time, we can provide no assurances that purchase agreements will be executed. Even after we enter into purchase agreements, the buyer's obligation to close is often subject to conditions, some of which might be within the buyer's control. Accordingly, the above proposed sales could fail to close, in which case we would attempt to locate alternate buyers and enter new purchase agreements or seek to renegotiate the sale with the original buyers. Any such alternate or renegotiated transactions might be on less favorable terms.

Real Estate Held for Sale

        Prior to the adoption of the liquidation basis of accounting, real estate was stated at the lower of cost or estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. Additions, renovations or improvements were capitalized. Based upon a comprehensive review of all of our properties taking into account our intention to have stockholders vote to approve the plan of liquidation, our implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions, we determined that the value of certain real estate properties was impaired. As a result of this determination, we recorded a non-cash charge of $62.5 million in the latter six months of 2000, additional non-cash charges aggregating $41.6 million for the year ended December 31, 2001, and $2.0 million for the nine months ended September 30, 2002 to reflect real estate properties at estimated fair market value.

Participating Leases

        The participating leases generally provide that we will receive the greater of base rent or participating rent. Participating rent is generally equal to the original base rent plus 33 1/3% of the difference between that year's gross golf revenue and the gross golf revenue at the golf course in the year prior to acquisition as adjusted in determining the original base rent. The participating leases generaly provide that base rent will increase annually by the lesser of (i) 3% to 5%, or (ii) a multiple of the change in the consumer price index. Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. We currently only have one performing participating lease, which is with Eagle Ridge Lease Company, LLC, at the Eagle Ridge facility.

        The Eagle Ridge Inn and Resort in Galena, Illinois is managed by Troon Golf, LLC. Based upon the operating results submitted to us by the lessee, the net operating income of the property for the nine months ended September 30, 2002 reflects an increase from the same period in the prior year of approximately $137,000 or 2.7%. Total revenue is down approximately $953,000, or 4.3%. Revenue per available room ("REVPAR") was down 5%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $1,090,000 or 6.4%. Other expenses which include participating rent, straight-line rent, leasehold improvement amortization expense, interest and non-cash charges for depreciation and amortization are up approximately $638,000, or 14%. These fluctuations culminated in a 141% decrease in the net income for the nine months ended September 30, 2002 or a decrease of approximately $501,000 when compared to the same period for the prior year. For the trailing twelve months ended September 30, 2002, net operating income of the property is up approximately $458,000, or 7%, when compared to the trailing twelve months ended September 30, 2001. Total revenue is down approximately $1,212,000, or 4%. REVPAR was down approximately 4.5%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $1,670,000, or 8%. Other expenses which include participating lease rent, straight line rent, leasehold improvement amortization expense reserve payments, interest and non-cash charges for depreciation and amortization are up approximately $824,000, or 3%. These fluctuations culminated in a 272% decrease in the net income for the trailing twelve months ended September 30, 2002 or a decrease of approximately $388,000 when compared to the trailing twelve months ended September 30, 2001. Because these results are unaudited and are provided by our lessee instead of generated by us, we can provide no assurances as to the accuracy of these financial results.

Commitments and Contingencies

Employment Agreements.

        Under the amended and restated employment agreements, our senior executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of stockholder approval of the plan of liquidation (which has already occurred) and the repayment of our credit facility. The executives are entitled to additional payments aggregating approximately $1,895,000 upon the later of our repayment of our credit facility and the one-year anniversary of board adoption of the plan of liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments that we may make.

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

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans due to the current computed value of the security based on the current net assets available to common shareholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. At September 30 2002, we recorded an allowance for doubtful accounts against this receivable in the amount of $200,000, which approximates the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at September 30, 2002.

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

        Effective July 30, 2002, the recently enacted Sarbanes-Oxley Act of 2002 will generally prohibit us from making further loans to our officers.

Results of Operations

        As of the shareholder approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting; therefore, direct comparisons cannot be drawn between the results of operations for the nine months ended September 30, 2002 under the liquidation basis of accounting and the nine months ended September 30, 2001 which included the periods of January 1, 2001 to May 22, 2001 under the going concern basis and May 23, 2001 to September 30, 2001 under the liquidation basis of accounting.

Results of operations for the three months ended September 30, 2002 and 2001

        For the three months ended September 30, 2002 and 2001, we recognized $5,799,000 and $8,860,000, respectively, in revenue from the participating leases, the participating mortgage, and from the operations of the golf courses that we manage. The decrease in revenues of $3,061,000, or 35%, is primarily due to lost rental revenue of approximately $2,708,000 from 10.5 of the 26.0 golf courses that were sold in 2001 and 3.5 of the 5.0 golf courses that were sold in 2002. In addition, the borrower under the participating mortgage is in default, which resulted in lost interest income (including straight-line interest) from the participating mortgage of approximately $2,258,000. We also experienced $683,000 in lost rental revenue from golf courses for which we have assumed operations either through a negotiated lease termination and transition agreement, or through a termination as a result of a participating lease default. This lost rental revenue was offset by revenue from the operations of 8.5 golf courses totaling $4,140,000 during the three months ended September 30, 2002. For the same period in 2001, we managed 7.5 golf courses (4.5 of which were also managed during this period in 2002 and 3.0 of which were sold prior to the third quarter of 2002) and recorded $1,625,000 in revenue from managed golf course operations. These decreases are offset by net miscellaneous increases under the participating leases of approximately $73,000.

        Expenses totaled $4,162,000 and $2,755,000 for the three months ended September 30, 2002 and 2001, respectively. The increase period over period was $1,407,000 which is primarily attributed to $3,496,000 in direct operating expenses of the 8.5 golf courses that we managed during the three months ended September 30, 2002 compared to $1,784,000 in direct operating expenses of the 7.5 golf courses that we managed during the three months ended September 30, 2001. The net operating income (loss) for the managed courses for the three months ended September 30, 2002 and 2001 was $644,000 and ($159,000), respectively. Subsequent to the period ended May 22, 2001 (the date of our shareholder approval of our plan of liquidation), we adopted the liquidation basis of accounting which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation; therefore, the majority of our expenses incurred in the third quarter of 2002 were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended September 30, 2002 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $666,000. Of this amount, approximately $358,000, or 54%, was salaries and benefits.

        For the three months ended September 30, 2002, interest expense was $1,213,000 compared to $3,135,000 for the three months ended September 30, 2001. The decrease of $1,922,000 is due to the decrease of $54,936,000 in the average balance of outstanding debt for the third quarter of 2002 versus the average balance of outstanding debt for the third quarter of 2001 together with a decrease of approximately 1% in the average interest rate period over period.

        We accrued a quarterly preferred dividend of $462,500 in the three months ended September 30, 2002.

        Primarily due to the lost revenue from the participating leases and participating mortgage currently in default by our counter-parties, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($2,748,000) compared to ($22,722,000) recorded for the three months ended September 30, 2001. The negative net change for this period in 2001 was primarily due to the $15,388,000 recorded as an adjustment to liquidation basis of accounting.

Results of operations for the nine months ended September 30, 2002 and 2001

        For the nine months ended September 30, 2002 and 2001, we recognized $15,933,000 and $34,186,000 respectively, in revenue from the participating leases, the participating mortgage, and from the operations of the golf courses that we manage. The decrease in revenues of $18,253,000, or 53%, is primarily due to lost rental revenue of approximately $16,384,000 from 23.5 of the 26.0 golf courses that were sold in 2001 and 3.5 of the 5.0 golf courses that we sold in 2002. In addition, the borrower under the participating mortgage is in default, which resulted in lost interest income (including straight-line interest of $63,000) from the participating mortgage of approximately $6,777,000. We also experienced $2,334,000 in lost rental revenue from golf courses for which we have assumed operations either through a negotiated lease termination and transition agreement or through a termination as a result of a participating lease default, and are still managing. This lost rental revenue was offset by revenue from the operations of twelve golf courses totaling $10,524,000 during the nine months ended September 30, 2002. During the same period in 2001, we managed nine golf courses (for varying periods of time during this period) and recorded $3,590,000 in revenue from managed golf course operations. These decreases are offset by net miscellaneous increases under the participating leases of approximately $308,000.

        Expenses totaled $12,510,000 and $18,573,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease period over period was $6,063,000 which is primarily attributed to the costs associated with the plan of liquidation which totaled approximately $7,908,000 in the nine months ended September 30, 2001. This decrease was offset by an increase in the direct operating expenses for managed courses $6,059,000. We managed twelve golf courses during the nine months ended September 30, 2002 compared to nine during the nine months ended September 30, 2001. The net operating income(loss) for the managed courses for the nine months ended September 30, 2002 and 2001 was $734,000 and ($142,000) respectively. Subsequent to the period ended May 22, 2001 (the date of our shareholder approval of our plan of liquidation), we adopted the liquidation basis of accounting which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation; therefore, the majority of our expenses incurred in the nine months ended September 30, 2002 were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses not specifically related to the plan of liquidation were approximately $2,720,000 and $6,934,000 for the nine months ended September 30, 2002 and 2001, respectively.

        For the nine months ended September 30, 2002, interest expense was $3,995,000 compared to $12,946,000 for the nine months ended September 30, 2002. The decrease of $8,951,000 is due to the decrease of $79,061,000 in the average balance of outstanding debt for the nine months ended September 30, 2002 compared to the same period in 2001 together with a decrease in average interest rate of approximately 2.9%. We accrued three quarterly preferred dividends of $462,500 totaling $1,387,500 in the nine months ended September 30, 2002.

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

        On September 20, 2002, pursuant to a settlement agreement between us and Mystic Creek Golf Club, Limited Partnership, a former lessee, we redeemed 52,724 OP units owned by the former at the 10-day trailing closing stock price of $1.74 for a total value of approximately $92,000. This amount was applied to the outstanding obligations under the participating lease.

        Primarily due to the lost revenue from the participating leases and participating mortgage currently in default by our counter-parties, we recorded a net decrease in net assets available to holders of common stock and OP unit holders of $6,172,000 and $22,560,000 for the nine months ended September 30, 2002 and 2001, respectively. The loss is primarily due to the lost rental revenue stream from the disposition of assets. The diluted loss per share for the period ended May 22, 2001 was $0.20.

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of September 30, 2002 is based on current contracts and estimates of sales values. The valuation of other assets and liabilities under a liquidation basis of accounting are based on management's estimates as of September 30, 2002. An adjustment of $3,966,000 is included in the September 30, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect a $2,000,000 write-down of certain golf course assets, approximately $1,727,000 in capital expenditure commitments at our golf courses, primarily Eagle Ridge, a $200,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share), and a net loss of $39,000 in the aggregate on the sales of certain golf course assets. There were no other adjustments to the liquidation basis of accounting for the nine months ended September 30, 2002; however, due to the continued uncertainty of the golf course sales environment, in the second quarter, we reclassified the reserve for the Sandpiper working capital note of approximately $2.9 million, which was substantially collected in the third quarter, against the real estate and mortgage note receivable held for sale. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at November 8, 2002 is 7,920,737 (which includes 48,294 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral under a participating lease and/or a participating mortgage wherein our counter-parties are in default.

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

        Sandpiper Golf Course.    This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. On December 27, 2000, our subsidiary sent a legal notice to the lessee of the Sandpiper Golf Course alleging a number of defaults under the participating lease, each of which would constitute an event of default if not corrected by the lessee within 10 days (or 30 days for certain types of defaults). This dispute resulted in protracted litigation as described under "Part II, Item 1—Legal Proceedings." Our subsidiary entered into a standstill agreement with the lessee on January 27, 2001, in which our subsidiary agreed, among other things, not to terminate the participating lease based on the current disputes pending the outcome of the contractually required dispute resolution process. The arbitration hearings have concluded. The arbitrator rejected all of the claims against Sandpiper-Golf Trust, LLC, and awarded $5,732,103 in damages to Sandpiper-Golf Trust, LLC, in addition to attorneys' fees and costs. The arbitrator denied the lessee's motion to alter, modify or vacate the award and issued a final arbitration award in the amount of $6,732,103 (which includes $1 million in attorneys fees and costs). The final arbitration award was confirmed as a judgment by the Santa Barbara Superior Court, and the lessee did not challenge the confirmation. We received the redemption proceeds from two of the three collateral instruments pledged against the Sandpiper participating lease totaling $2,735,000 ($1,735,000 letter of credit and $1,000,000 bond). Collecting the balance of our arbitrator's award of $3,997,103 is unlikely because it is limited by our actions against the remaining collateral, a payment guarantee from a third party, which may be insufficient to cover such balance.

        Innisbrook Resort.    We hold a participating mortgage as the lender on the Innisbrook Resort. In November 2001, the Innisbrook Resort borrower informed us that the events of September 11th had significantly impacted the short-term and intermediate-term operating performance of the Innisbrook property and that there was a risk that the borrower would default on its mortgage payments to us. In that regard, on November 14, 2001, we forwarded a legal notice of default to the borrower based upon a cross-default of its affiliate, Lost Oaks, L.P., under its participating lease, and on November 14, 2001, we forwarded a legal notice to the borrower regarding its failure to make the October 2001 interest payment on the participating mortgage. On November 29, 2001, we sent a legal notice to the borrower advising it that its failure to cure its non-payment of the October 2001 interest payment within 10 days of our previous letter constituted an event of default of the borrower's obligations under the participating mortgage. Due to the borrower's default under the participating mortgage, we have not received or recognized mortgage interest income since October 2001. On March 8, 2002, we sent a legal notice to the borrower that due to borrower's continued failure to cure the event of default, all of borrower's obligations under our participating mortgage have been accelerated. Also, on March 8, 2002, we notified Westin Hotel Company, the Innisbrook Resort operator, that Westin is in default under a subordination agreement among us, the borrower and Westin for failing to remit payments directly to us, on behalf of borrower, since November 1, 2001. Westin has contested our allegation of its default. Subsequently, we entered into negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. The borrower has proposed a settlement of the dispute which could include, among other things, our assumption of certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower (which is described in "Part II, Item 1—Legal Proceedings"). In response to this proposal, we have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort in the process of obtaining title. This resolution will involve multiple parties in addition to the borrower. Included in this complex situation are new management agreements with Westin and Troon (incorporating a broader range of new revenue enhancement, accountability and reporting provisions), an agreement influencing the development of a contiguous parcel of land, third party litigation assessment, improvement of the relationship with the condominium unit rental pool and Innisbrook condominium association and a final settlement agreement with Golf Hosts Resorts providing for an orderly transition and limitation on our liability in connection with the transition. All of the aforementioned matters require formal documentation and are expected to simultaneously close within the next two months; however, we can provide no assurances as to the results or timing thereof.

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

        Stonehenge (Wildewood Country Club/The Country Club at Woodcreek Farms)    Following our notice of events of default to the lessee for non-payment of rent under the participating lease between us and the lessee at these golf courses, the participating lease was terminated as of March 25, 2002 and we took possession of these golf courses. We will manage these golf courses, Wildewood and Woodcreek Farms, through our wholly owned subsidiary, GTA—Stonehenge, LLC. As a part of an overall settlement, we agreed to forgive lessee's obligation for unpaid rent for November 2001 through February 2002. All prorations were effective as of February 1, 2002. As part of the settlement, the lessee received $200,000 and we assumed all membership receivables occurring on or before February 1, 2002. Additionally, we entered into a consulting agreement with Lyn Young, a principal of the lessee (and brother of our former director, Larry Young), for a term of 12 months for an annual fee payable by us of $165,833, which amount shall be paid in increments of $13,819 per month. Moreover, the lessee assigned us its interest in certain pre-paid lease payments and other prepaid payments related to the construction of a new clubhouse and other amenities at Woodcreek, which amounts to total consideration of $292,667. On April 22, 2002, we filed a related legal action as described in "Part II, Item 1—Legal Proceedings." Due to that action, we have not yet made any payments under the consulting agreement.

Expected Loss of REIT Status

        For federal income tax purposes we made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, or the Tax Code. We have not affirmatively revoked the election and do not presently intend to do so. However, our qualification as a REIT depends upon our ability to meet various tests under the Tax Code regarding the composition of our assets and income, the amount of our annual distributions, and the diversity of our stock ownership. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and state income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates, we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we would be disqualified from treatment as a REIT for the four following taxable years. However, if we were to fail to qualify as a REIT at a time when we have no taxable income (or we have sufficient net operating loss carryforwards to offset our taxable income), we would not expect our tax liability to increase materially.

        All of the gross income we earn, after the 90-day initial grace period, from the golf courses that we manage will not be qualifying REIT income for purposes of the 95% gross income test. As a result, we currently project that our non-qualifying REIT income this year will exceed the 5% ceiling allowed by the REIT rules. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax. However, based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002 or for subsequent years. Thus, we do not expect the tax liability resulting from the termination of our REIT status to have a material impact on our liquidating distributions. Nonetheless, these forward-looking statements are based on our estimates and assumptions, and our actual results and tax liability could vary materially from our projections. Important factors that could cause such a variance are discussed below under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

Liquidity and Capital Resources

        As previously discussed, our ability to meet our obligations in the near term is contingent upon our ability to pay our outstanding debt under our credit agreement by its maturity on December 31, 2002 or to refinance any outstanding balance at maturity. We are currently negotiating with our lenders for an extension of the maturity date under our credit agreement. We can provide no assurances that we will obtain an extension.

        Series A Preferred Stock dividends accrue at a rate of $462,500 per quarter and as of the date of this report we have accrued and unpaid four quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2002). Under our Series A charter document, if and when we have six quarters of accrued and unpaid Series A Preferred dividends, the holder of the Series A Preferred Stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

        Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A Preferred Stock by May 22, 2003 (which is the second anniversary of our shareholders' adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) will have the right to require us to redeem the Series A Preferred Stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A Preferred will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A Preferred shares are redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders. Finally, payment of such dividends might constitute preferential dividends which might cause us to fail to qualify as a REIT.

Cash flows for the nine months ended September 30, 2002 and September 30, 2001

        Cash flow used in operating activities for the nine months ended September 30, 2002 was $3,102,000 compared to cash flows provided by operating activities for the nine months ended September 30, 2001 of $6,964,000. This reflects the net loss for both periods plus non-cash charges to income for the adjustment to liquidation basis of accounting, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight line rents and interest, and forgiveness of officer loans. In addition, the cash fluctuations related to operating activities included payments paid from and interest received on restricted cash, liquidation liability payments and adjustments, and working capital changes. The decrease in cash flows from operating activities was primarily due to the lost revenue, either from rents or direct revenue from operations, from the 26.0 golf courses sold in 2001, namely the 6.5 golf courses sold to Legends on July 30, 2001, and 5.0 golf course sold in 2002 and from the borrower's default under the participating mortgage. Also effecting cash flow from operations was changes in other assets and liquidation liabilities. The increase in other assets is primarily attributed to the inventory and other assets at the 8.5 golf courses that we were managing as of September 30, 2002. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2001 is primarily due to professional fees incurred in connection with our plan of liquidation and D&O insurance premiums paid.

        We invested approximately $1,714,000 in golf course capital expenditures, primarily at Eagle Ridge, in the nine months ended September 30, 2002 compared to $1,309,000 in the nine months ended September 30, 2001. In addition, our investing activities for the first nine months of 2001 provided $119,452,000 in cash flow from the sale of 23.0 golf courses compared to $22,144,000 in cash flow for the sale of 5.0 golf courses for the same period in 2002. Additionally, the net decrease in notes receivable of approximately $2,486,000 is primarily due to the pay-off of the note receivable by the borrower on the land parcel near the Sandpiper Golf Course that matured on June 2, 2002.

        During the nine months ended September 30, 2002, we used $24,724,000 to pay down our outstanding debt under our credit agreement. This compares to a use of cash of approximately $116,955,000 for the same period in 2001. During that period, we repaid $93,224,000 of our outstanding debt under our credit facility and the unsecured line of credit, made new officer loans of $1,644,000, made principal payments on the note payable of $12,050,000 realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000 and $158,000 in costs related to the preferred shares and paid dividends and minority partner distributions of $9,889,000.

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

        On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders (see Note 7 to the condensed consolidated financial statements) to extend the term of our credit agreement to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and we paid an additional fee of 0.25% on the outstanding balance at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which it increased to the base rate plus 3% for the period October 1, 2002 until maturity. All of the other terms and conditions remain substantially unchanged from the second amended and restated credit agreement. Due to the impact of the economic slowdown and the events of September 11th on the operating performance of our golf courses, our lessees and our borrower under the participating mortgage, we face an increased risk that we may not be able to satisfy the operating income financial covenant in our credit agreement. An uncured event of default under this covenant would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. There is a risk that the lenders would not market the golf courses as effectively as we would and, therefore, achieve less attractive sales prices. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to stockholders would be lower.

        At the present time, we are currently seeking to obtain our lenders' consent to further extend the term of our credit agreement.

Commitments to Lessees

        Historically we leased our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable participating leases for an initial period of ten years with options allowing the lessee to extend the term of each participating lease up to six consecutive times for a period of five years each. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for reimbursement of capital expenditures approved by us. The capital expenditure reserve is targeted for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and, therefore, the balance may not be currently available to the lessees. The aggregate commitment as of September 30, 2002, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $630,000, which is primarily at Eagle Ridge.

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Although some of our obligations (such as our executives' salaries and borrowing interest rates) automatically adjust for inflation, most of our rights are similarly indexed. For example, our participating lease provides for automatic base rent increases tied to inflation (however, we only have one performing participating lease as of September 30, 2002), our participating mortgage provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

Seasonality

        The golf industry is seasonal in nature because adverse weather conditions and shorter daylight hours cause fewer tee times to be available in the rainy season and the winter months. At this time, we have only one performing participating lease and we manage the rest of our golf courses ourselves or we are in disputes with the borrower. Accordingly, we expect our results from golf course operations to exhibit strong seasonality.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. our most critical accounting policies and estimates are as follows:

Liquidation Basis of Accounting

        As a result of our board of directors' adoption of a plan of liquidation and its approval by our shareholders, we adopted the liquidation basis of accounting. The preparation of financial statements, in conformity with generally accepted accounting principles and the liquidation basis of accounting, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant estimate is the fair value of the Innisbrook Resort.

Real Estate and Mortgate Note Receivable—Held for Sale

        Prior to the adoption of the liquidation basis of accounting on May 23, 2001, property and equipment was carried at the lower of cost or fair value (except for the golf courses acquired from Legends Golf that were carried at the prior basis of Legends Golf). Cost included purchase price, closing costs and other direct costs associated with the purchase.

        The valuation of real estate held for sale as of September 30, 2002 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges and assumptions in the March 15, 2002 report of our financial advisor, Houlihan Lokey.

        As described above under the caption, "Our Participating Mortgage secured by the Innisbrook Resort," our estimate of the fair value of our interest in the Innisbrook Resort, as recorded on our books at September 30, 2002, is $60 million, which is the low end of the valuation range estimated by Houlihan Lokey in their March 2002 letter. This valuation assumes that we will acquire direct ownership of the resort and that the resort will successfully regain the financial performance levels it achieved prior to 2001, within the 36-month period ending not later than December 31, 2005. In March 2002, Houlihan Lokey also analyzed the immediate liquidation value of our interest in the Innisbrook Resort, resulting in an estimated valuation range of $45-$50 million. If we were to value the Innisbrook Resort at the low end of this range ($45 million) rather than our current estimate of

$60 million, our Net Assets in Liquidation (available to holders of common stock and OP units) would decrease from $54,767,000 to $39,767,000, equivalent to a decrease of $1.91 per outstanding share and OP unit.

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

Revenue Recognition

        With respect to one remaining performing participating lease, we recognize rental revenue on an accrual basis over the term of the lease. Recognition of contingent rental income is deferred until specified targets that trigger the contingent rent are achieved. Prior to our borrower's default under the participating mortgage, we recognized interest income ratably over the term of the loan.

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

We are seeking our lenders' consent to further extend the term of our credit agreement before it matures on December 31, 2002. If we are unable to further extend the maturity date, our liquidating distributions might be substantially reduced or delayed.

        As of November 8, 2002, we owed approximately $70.7 million under our credit agreement, which matures on December 31, 2002. We are seeking to obtain our lenders' consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to our request for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner. If we fail to pay the debt in a timely manner, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than our current credit agreement.

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

        As a result of these problems, the current resale value of our participating mortgage is impaired, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive, either (a) as repayment from the borrower, or (b) upon a sale of the participating mortgage, or (c) upon a sale of the Innisbrook Resort following foreclosure, might be substantially less than the amount we are currently owed.

        Although we believe we may conclude a negotiated resolution with the borrower within two months whereby the borrower's interest in the Innisbrook Resort is transferred to us or one of our affiliates, we can provide no assurance of a resolution or the timing thereof.

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

        In the case of the participating lease, the bankruptcy court may also grant the lessee time to cure a payment default under the participating lease. In addition, if the bankruptcy court were to determine that the participating lease was not a true lease, it too would be subject to modification by the court. The bankrupt lessee could also opt to reject the lease. The court may cap our claims arising from the rejected lease at a level that is lower than the damages to which we may be entitled upon termination of the lease outside of bankruptcy.

        The legal proceedings necessary to resolve these issues would likely be time consuming and expensive and might significantly delay our receipt of revenue from the affected asset.

If we are unable to retain our key executives and sufficient staff members to complete the plan of liquidation in a timely manner, our liquidating distributions might be delayed or reduced.

        Our ability to complete the golf course sales currently under contract, or subject to letters of intent, and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. These executives are also important to the potential satisfactory resolution of negotiated settlements and the potential favorable outcomes in our pending litigation. The loss of the services of either of these individuals could materially harm our ability to complete the plan of liquidation in a timely manner and our ability to sell our assets within the range contemplated in the plan of liquidation. In particular, after the credit facility is retired, our executives will no longer have meaningful financial incentives to remain with the company.

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

        As of November 8, 2002, we have entered contracts or non-binding letters of intent for the sale of two of our properties, or 4.5 of the golf courses (in 18-hole equivalents), we own or have interests in as described previously. All of these sales contracts are subject to closing conditions. If the non-binding letters of intent do not progress to binding sale agreements or if any of the transactions subject to sale agreements fail to close because of buyer defaults, failure of a closing condition or other reasons, we will have to identify and negotiate with new potential buyers for the assets, which we might be unable to do promptly or for the same purchase price. We will also incur additional costs identifying buyers and negotiating new sale agreements for these assets that are not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

        Seven of our properties, or 11.5 of the golf courses (in 18-hole equivalents), we have interests in are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for these golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals and we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 15, 2002 is neither an appraisal nor an opinion. Assumptions underlying that analysis may prove to be incorrect and, therefore, may overstate the ultimate proceeds we receive. For example, in order to find buyers in a timely manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a timely manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

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

        The participating lease under which Eagle Ridge is leased has a term of up to 20 years (including extensions) from inception and do not terminate when the property is sold. Notwithstanding the current existence of a pending non-binding letter of intent on this asset, it may therefore be difficult for us to find a buyer for this property. A golf course's value to a prospective buyer and, therefore, the price we receive for a golf course, might be less than if the applicable participating lease terminated upon the sale. Although we have taken these factors into account when estimating the sales price we expect to receive from this property, our liquidating distributions might be substantially delayed or reduced if we have underestimated the effect of these factors.

If our remaining lessee at Eagle Ridge defaults under its participating lease or other obligations to us during the liquidation process, or if our cash flow during the liquidation is less than we expect, our liquidating distributions will be reduced and might be delayed, and potentially substantially so.

        In calculating the amount of our estimated liquidating distributions, we have assumed that we will not experience any additional lessee defaults, such as under our participating lease at Eagle Ridge), during the liquidation process that are not subsequently cured. If we experience additional lessee defaults during the liquidation process, the resale value of the affected golf course might be less than our estimate, and potentially to a substantial extent, which would reduce our liquidating distributions. Furthermore, although we hold collateral for certain of the lessees' obligations under their participating leases, we do not expect that the collateral will be sufficient to cover the full amount of unpaid rent and other liabilities. To the extent that we receive less rent than we expect during the liquidation process, our liquidating distributions will be reduced. In addition, following an event of default, we may determine it is necessary to evict the lessee and operate the golf courses ourselves until we locate a buyer. However, it is costly, difficult and time-consuming to evict a lessee. We may also decide in the event of a lessee default to restructure the participating lease, which could require us to substantially reduce the rent payable to us under the participating lease, or make such other modifications that are unfavorable to us.

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

        However, our projections indicate that for the taxable year ending December 31, 2002, we will not meet the REIT test that provides that we must derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other categories of income specified in the Internal Revenue Code. Accordingly, we expect to fail to qualify as a REIT for our taxable year ending December 31, 2002, which will cause us to be subject to federal and state income tax. Nonetheless, based on our current projections, we do not anticipate that we will have positive taxable income for the taxable year ending December 31, 2002. Thus, we do not expect the tax liability resulting from the termination of our REIT status to have a material impact on our liquidating distributions. However, these projections are based on our current best estimates and our actual results and tax liability could vary materially. As a result, we could generate positive taxable income for the taxable year ending December 31, 2002, which would likely cause us to incur federal and state income tax liabilities. These tax liabilities would reduce the amount of cash available for liquidating distributions.

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

        REITs are subject to a 100% excise tax on any gain from prohibited transactions, which include sales or other dispositions of assets held for sale to customers in the ordinary course of the REIT's trade or business. The determination of whether property is held for sale to customers in the ordinary course of our trade or business is inherently factual in nature and, thus, cannot be predicted with certainty. The Internal Revenue Code does provide a safe harbor which, if all its conditions are met, would protect a REIT's property sales from being considered prohibited transactions, but we will not be able to satisfy these conditions. While we do not believe that any of our property should be considered to be held for sale to customers in the ordinary course of our trade or business, because of the substantial number of properties that would have to be sold and the active marketing that would be necessary, there is a risk that the Internal Revenue Service would seek to treat some or all of the property sales as prohibited transactions, in which case the amount available for distribution to our stockholders could be significantly reduced.

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

        The REIT provisions of the Internal Revenue Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income. Based on our projected accumulated earnings and profits, our liquidating distributions will not qualify as dividends for this purpose unless, among other things, we make such distributions within 24 months of the adoption of the plan of liquidation. We anticipate that we will meet this timetable for all assets other than our participating mortgage. We intend to hold the participating mortgage past the end of that 24 month period. Rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust in order to meet the 24-month time-frame. However, the plan of liquidation prohibits us from doing so unless our preferred stock has been redeemed in full. Such a distribution to a liquidating trust would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder's basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. Our total outstanding debt, at September 30, 2002, subject to interest rate exposure is $70.7 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $177,000 annualized increase or decrease in interest expense and cash flows. Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives. We manage 8.5 of our 16.0 remaining golf courses through wholly-owned subsidiaries, staffed by employees who are leased from an employee leasing company. We also receive a portion of our income from the Eagle Ridge lessee, which is independent of our Company. As we neither directly employ such staff nor control or manage the Eagle Ridge lessee or the Innisbrook Resort at this time, our disclosure controls and procedures with respect to such persons and entities are necessarily more limited than those we maintain with respect to our own corporate operations.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Because our Company only has ten employees, excluding golf course employees, two of the thirteen which are officers, all matters of a disclosable nature are typically addressed and handled by these two individuals. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.    OTHER INFORMATION

ITEM 1:    Legal Proceedings.

        We are currently involved in the following material legal proceedings:

Mystic Creek Golf Course

        The lessee surrendered the golf course to us on November 1, 2001 and we assumed management of this golf course as of that date. Even though we are managing the golf course, we are still seeking to recover unpaid rent from the former lessee. We currently have a claim for prepetition rent and another claim for postpetition rent. The prepetition claim covers approximately $700,000 of rent for the period September 1999 through February 2000 and another $1.2 million in lease rejection damages. Our claim was secured by collateral from the lessee consisting of $580,000 in cash and 52,724 OP units. The holding period required by the bankruptcy court for the cash collateral pledged under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest totaling approximately $594,000 was applied to the outstanding obligations under the participating lease. The postpetition claim covers approximately $600,000 of rent for the period May 2001 through October 2001. On December 7, 2001, the bankruptcy court denied as moot our motion for payment of this postpetition claim after finding that Mystic Creek lacked the funds to pay the claim. In July 2002, we together with the former lessee and affiliates of the former lessee settled a dispute over the disposition of certain personal property used in the operation of the golf course. Under the settlement, the former lessee will transfer all of its interest in the personal property to us and we will (1) apply all unapplied collateral to its prepetition claim, (2) pay the former lessee $70,000 and (3) release the balance of its prepetition claim and all of its postpetition claim. The settlement was approved by the bankruptcy court on September 20, 2002 and the company subsequently applied all of its collateral to its prepetition claim. The remaining outstanding balance of approximately $48,000 was deemed uncollectible and written off against the Other category of the accrued liquidation liabilities.

Golf Trust of America v. Township of Milford and Oakland County.

        Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that such property (in which we have a long-term ground lease interest as ground lessee) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for a public purpose. Three cases have been pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000, 2001 and 2002). A fourth case (for prior years' tax assessments) was recently heard by the Michigan Court of Appeals, which affirmed the decision of the tax tribunal unfavorable to Mystic Creek Golf Club and Golf Trust. That decision by the Court of Appeals was appealed to the Michigan Supreme Court which decided not to take this matter for further review. Accordingly, the prior decision of the Court of Appeals affirming a ruling by the Michigan Tax Tribunal that the golf Mystic Creek golf course is subject to ad valorem property taxation for the tax years 1997 and 1998 is upheld. The recent Supreme Court decision effectively ends the stays that were granted with respect to the outstanding Tax Tribunal matters for the subsequent tax years of 2000, 2001 and 2002. We will have certain filing requirements now that that the condition for the stay has been ceased, although no dates have been set yet by the Tax Tribunal. We believe that our legal position in these matters is meritorious, although we are unable to predict the outcome at this time. Potential tax liability to us could be in excess of $500,000 in the event that the decision of the tax tribunal for the years 2000, 2001 and 2002 is not in our favor. We accrued $500,000 in the fourth quarter of 2001.

        No other material developments have occurred in these proceedings since the filing of our annual report on Form 10-K on April 1, 2002.

Osage National Golf Club

        The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al, was filed in April 2000 in the United States District Court Eastern District of Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP units to Osage National Golf Club. Plaintiffs allege that at the time of our purchase of the golf course that we misrepresented the nature of these OP units and because of this misrepresentation the OP units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in an amount not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecified punitive damages. A scheduling conference was held in this case with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. In addition, we have responded to plaintiffs' requests for documents and plaintiffs have taken the depositions of several of our current and former officers. We have taken the deposition of a former officer of plaintiffs. Plaintiffs have responded to our discovery. They have also produced a corporate representative for deposition. Because of the death of the former manager of plaintiffs, who we believe had the most knowledge of plaintiffs' claims, their representative claimed that he could not respond with respect to topics that had been designated for testimony. We intend to file an appropriate motion to limit evidence that plaintiffs can introduce regarding the topics about which their representative failed to testify. We are unable to assess the likely outcome of this case at this time.

        No other material developments have occurred in these proceedings since the filing of our Annual Report on Form 10-K on April 1, 2002.

Tierra Del Sol Country Club

        We have been operating this golf course through our wholly-owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. On September 20, 2000, Terrence Mulvihill, a principal in the lessee and in the entity which previously owned the golf course, attempted to terminate our water rights lease agreement at the golf course for (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We have responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002, in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and other related parties that seeks various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill. The defendants have answered and filed a counterclaim against us on September 3, 2002, claiming, among other things, damage for conversion of certain items of personal property allegedly belonging to Ms. Mulvihill, for use of water in excess of that authorized under the relevant water rights, and asking that the water right lease be terminated. We filed an answer to this counter-claim on October 4, 2002. The defendants have filed a jury demand. We anticipate that discovery will be commencing soon.

        We intend to vigorously pursue our remedies against the Estate of Terrence Mulvihill and related parties in order to seek to maximize the water available to the Tierra Del Sol golf course, or alternatively, to obtain compensation for what we believe were material misrepresentations made to us in conjunction with our purchase of the golf course.

        Because formal discovery has not yet been undertaken in this case, we are unable to provide at this time an assessment regarding the likely outcome of this litigation.

Palm Desert Country Club

        We operated this golf course through our wholly-owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club for total consideration of $4.075 million. The buyer sued us and GTA Palm Desert LLC on or about November 20, 2001 in the Riverside County Superior Court, for (1) breach of the purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of litigation at this time. The court set a trial date of May12, 2003, and a Mandatory Settlement Conference for March 11, 2003. Discovery is currently ongoing. This claim has been tendered to our directors and officers liability carrier.

Sandpiper Golf Course

        For a description of legal proceedings regarding the Sandpiper Golf Course, please see "Sandpiper Golf Course," under Part I, Item 2 of this quarterly report.

Wekiva Golf Club/Sweetwater Country Club

        On July 12, 2001, we entered into transition agreements with the lessees to take possession of Wekiva and Sweetwater, which included a note from Todd Vernon Stottlemyre and Gregg Gagliardi, guarantors of the participating leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000, which matured on December 31, 2001. The co-borrowers failed to pay the obligations under the note at maturity and, therefore, on January 16, 2002, we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit, the State of South Carolina against DPC Wekiva, L.C., a Florida limited liability company, DPC Sweetwater, L.C., a Florida limited liability company, Todd Vernon Stottlemyre, and Gregg Gagliardi, for collection of all sums due and owing under the note. The defendants were served on February 19, 2002. We have argued that the defendants did not answer the complaint because their Florida lawyer is not admitted to practice law in South Carolina. Their lawyer filed a document purporting to be an answer which we claim is void because it is the result of the unauthorized practice of law. We filed a motion to strike their answer, and alternatively, a motion for summary judgment on April 2, 2002. On August 29, 2002, the court granted our motion for summary judgment and on September 9, 2002, awarded judgment against the defendants, jointly and severally, in the amount of $99,899 with post-judgment interest accruing at a rate of 13.5% per annum. We are now in the process of enrolling this judgment in Arizona.

        On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc., a Florida corporation, for $3.25 million. As of November 8, 2002, we are still managing Wekiva Golf Club.

Bonaventure Country Club Title Claim

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

        Pursuant to our title policy, the title insurer, at its own expense, has engaged legal counsel to file a class action lawsuit naming the residents purportedly benefited or affected by the declaration, through class defendant representatives, for the purpose of quieting title to Bonaventure Golf Course by way of declaring the declaration as invalid and/or unenforceable. The lawsuit has been filed in the Circuit Court of Broward Country, Florida and service of process is proceeding. The title insurer has issued an indemnity letter to LandAmerica, which we are advised has been accepted by them as the basis for insuring the purchaser of Bonaventure Country Club. The Bonaventure Country Club was sold on July 12, 2002 to Tavor Holdings, LLC and conveyed and the purchaser has been substituted for us as the plaintiff in the class action lawsuit. Accordingly, we are no longer involved in the lawsuit.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud, and unfair trade practices. We are seeking damages of approximately $172,000 which represents prepaid dues which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was received on June 20, 2002. Our reply was filed on July 22, 2002 denying the claims and alternatively, seeking a set-off or recoupment against their alleged claim for the amount of our claim. We have obtained the majority of their documents and have deposed Mr. Young. They have deposed Mr. Curtis, the general manager of the country club. Follow-up depositions are being planned by both parties to the action.

Class Action

        On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleges (i) that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders, (ii) that our officers defrauded the Company in the renegotiation of their employment agreements, and (iii) that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability. The case is now in the discovery stage. On October 9, 2002, plaintiff filed a motion to compel the production of additional documents. The defendants must submit pleadings in opposition to that motion by November 15, 2002. Trial is scheduled to begin June 23, 2003. The matter has been tendered to our directors and officers insurance carrier. At this stage in the proceedings, it is not possible to predict the outcome of this dispute. No material procedural developments have occurred in this matter since June 30, 2002.

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

        Neither GTA nor any of our affiliates is a party to this lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to (i) make participating mortgage payments to us (the borrower has not made any such payments to us since October 1, 2001), or (ii) enter into a settlement agreement with us regarding its participating mortgage default on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures our participating loan. For a description the borrower's default on the participating mortgage and related matters at the Innisbrook Resort, please see "Our Participating Mortgage Secured by the Innisbrook Resort," under Part I, Item 2 of this quarterly report.

Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.

        This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank, or the bank, that it has a perfected security interest in the OP units of Osage National Golf Club acquired by Osage National Golf Club in connection with the original sale and lease transaction of the golf course located in Miller County, Missouri. The bank alleges that it acquired this security interest in April 1999. The OP units at issue were redeemed by us in June 1999 as part of a settlement of various claims owed to us. The bank received none of the proceeds of the redemption. The bank asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. An early assessment conference was held in this case on February 28, 2002. We have forwarded our initial disclosures required under the Federal Rules of Civil Procedure to Hillcrest Bank. Hillcrest Bank has partially disclosed its documents, but has not yet provided all required disclosure. In addition, there has been no discovery. A scheduling conference is set for November 14, 2002. Because this case is at an early stage, we are unable to provide an assessment as to a likely outcome or to a potential range of loss at this time.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2001, the court granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. Plaintiffs' time to appeal this ruling has not yet expired and we do not know whether an appeal will be filed. Because of the uncertainty of an appeal by plaintiffs, we are unable at this time to give an assessment as to a likely outcome or as to a potential range of loss at this time.

River's Bend Red-e-Mix, Inc. v. Golf Trust of America, LP.

        This action was filed on July 19, 2002 in the United States District Court, Western District of Missouri. This lawsuit involves a claim by River's Bend that we trespassed because patrons of Osage National Golf Course used a road that transverses property River's Bend claims to own. River's Bend seeks unspecified damages in excess of $75,000. We were served with the complaint in this action on

July 24, 2002 and filed its initial response on August 13, 2002. On October 18, 2002, the parties agreed to a joint memorandum of dismissal, by which River's Bend will dismiss this lawsuit without prejudice. A dismissal without prejudice would allow River's Bend to re-file its claims at a later time. At this time, no further action is contemplated.

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

        Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2002.

ITEM 5.    OTHER INFORMATION

        Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        The exhibits listed on the Exhibit Index, which appears below following the signature page, are included or incorporated by referent in this Quarterly Report.

Form 8-K Filings

        During the quarter ended September 30, 2002, we file the following report on Form 8-K.

        Dated August 19, 2002, describing under Item 5 that our 2002 Annual Shareholders Meeting is scheduled for November 18, 2002 at 9:30 a.m. and will be held at Charleston Place Hotel, 205 Meeting Street, Charleston, South Carolina, and further describing that our shareholders will be mailed a proxy statement with voting instructions prior to the annual meeting and the process and timeline for submitting proposals for consideration for inclusion in the proxy statement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: November 13, 2002	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer

Date: November 13, 2002	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

CERTIFICATIONS

        I, W. Bradley Blair, II, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Golf Trust of America, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer

        I, Scott D. Peters, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Golf Trust of America, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through November 8, 2002.
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
99.2*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three Months Ended September 30, 2002 INDEX
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) AS OF SEPTEMBER 30, 2002 (unaudited) AND DECEMBER 31, 2001 (in thousands, except per share amounts)
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (LIQUIDATION BASIS), NET LOSS FOR THE PERIOD APRIL 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS) (in thousands, except per share data) (unaudited)
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (LIQUIDATION BASIS), NET LOSS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS) (in thousands, except per share data) (unaudited)
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (LIQUIDATION BASIS), AND FOR THE PERIODS JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND MAY 23, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS) (in thousands, unaudited)
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Nine Months Ended September 30, 2002 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Nine Months Ended September 30, 2002 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Properties Held for Sale as of November 8, 2002
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX