Form 10-K
period 2002-12-31
GOLF TRUST OF AMERICA INC
filed 2003-03-31
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2002
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-22091.

Golf Trust of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
14 North Adger's Wharf Charleston, SC 29401	(843) 723 4653
(Address of principal executive offices) (Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        On March 24, 2003, the registrant ("GTA") had 7,884,943 shares of Common Stock outstanding and a public float of approximately $16,779,496 (based on 7,079,956 common shares held by non-affiliates and a closing price of $2.37 per common share on the American Stock Exchange). On June 28, 2002, which was the last business day of GTA's most recently completed second fiscal quarter, GTA's public float was approximately $18,844,653 (based on 6,020,656 common shares then held by non-affiliates and a closing price that day of $3.13 per common share on the American Stock Exchange). These public float calculations exclude shares held on the stated dates by GTA's officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

        Documents Incorporated By Reference: Certain exhibits to our company's prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 109.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2002

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated annual report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, in the current economy it is particularly difficult to predict business activity levels at the Innisbrook Resort, which underlies our most significant asset, with any certainty more than a few months in advance. Accordingly, our projections in this annual report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders interests. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," in Item 7 of this report, which you should review carefully.

i

PART I

ITEM 1. BUSINESS

Significant Events since the filing of our last Quarterly Report

        Significant events occurring for our company since November 14, 2002 (the filing date of our Form 10-Q for the third quarter of 2002) include the following:

  •
  Progress toward Settlement of Continuing Innisbrook Default.  We believe we are close to a resolution in our multi-party negotiations regarding the continuing default of Golf Host Resorts, Inc. to make its required participating mortgage payments to us under the first mortgage we hold, as the lender, on the Innisbrook Resort. We have received no participating mortgage interest or principal payments since October 2001. Although no definitive agreements have yet been signed, we expect that the Innisbrook Resort (other than the separately owned condominium units) will be conveyed to us, that Westin Hotel Company will continue to manage the hotel and conference facilities pursuant to a new management agreement with us and that Troon Golf will continue to manage the golf courses pursuant to a new management agreement with Westin, which, among other changes, should better incentivize Westin to cross-sell golf participation. We cannot assure that a final resolution will occur within the time or on the terms we expect.

  •
  Credit Agreement Extension.  On December 31, 2002, we entered into a Second Amendment to our Second Amended and Restated Credit Agreement with our senior bank lenders. The amendment extends the repayment date for all of our loans outstanding under the Credit Agreement from December 31, 2002 until June 30, 2003. The principal balance outstanding under the Credit Agreement as of March 24, 2003 is $28.1 million (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary).

  •
  Loss of REIT Status.  As expected, income from our direct golf course operations during fiscal year 2002 comprised over 5% of our gross income, which caused us to fail to qualify as a REIT. Accordingly, we lost our REIT status for the 2002 tax year. Although we will now be subject to federal income tax as a regular corporation, we do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

  •
  Lost Oaks Disposition.  On January 13, 2003, we sold the Lost Oaks Golf Course for total consideration of $2.3 million to H & M Investments of Clearwater, Inc. The Lost Oaks Golf Course is an 18-hole golf course located in Palm Harbor, Florida.

  •
  Eagle Ridge Disposition.  On January 30, 2003, we closed the sale of Eagle Ridge Inn & Resort for total consideration of $40.5 million to Eagle Ridge Resort, LLC. The total consideration of $40.5 million includes a promissory note in the principal amount of $2.5 million, which is due two years from the closing, but may be extended by the borrower for one additional one-year period, and at the consent of the lender for a second additional one-year period. The assets of Eagle Ridge Inn & Resort include 3.5 golf courses (63-holes) and an 80-room inn. It is located in Galena, Illinois.

  •
  Reaffirmed Liquidation Strategy.  On March 18, 2003 our financial advisor, Houlihan Lokey Howard & Zukin, delivered an updated financial analysis to our board, based on numerous assumptions and estimates, many of which were supplied by our management. At our request, their report analyzed two strategies, called "forced liquidation" and "orderly liquidation." The "forced liquidation" analysis focuses on the effect of selling our interest in the Innisbrook Resort immediately in its current condition (that is, as a distressed loan). The "orderly liquidation" analysis focuses on the effect of selling all of our properties (except our interest in the Innisbrook Resort) by the end of 2003 and obtaining ownership of the Innisbrook Resort, entering into amended management agreements with the hotel operator and the golf course operator and then holding the asset until a sale in late 2005, with the assumption that by that time the asset will have realized a modest recovery in its financial performance levels based on historical results. On March 19, 2003, our board reaffirmed its decision to pursue the orderly liquidation strategy. Our board reached this decision after consideration of Houlihan Lokey's report, the financial results of the Innisbrook Resort, Westin's current operating projections for future years at the Resort, the state of our Innisbrook settlement negotiations and other facts and circumstances, and in consultation with its financial and legal advisors. As a result, we continue to hold our mortgage interest in the Innisbrook Resort on our books at $60 million, which is slightly above the low-end of Houlihan Lokey's estimated range of the asset's liquidation value under the orderly liquidation scenario of $58 million. Houlihan Lokey's estimated range of the asset's liquidation value under a forced liquidation scenario is $40.5-$47.3 million. We do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the orderly liquidation period (i.e., December 31, 2005) in response to any reasonable offer which we may receive, even if for less than $60 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders.

  •
  Updated Range of Liquidating Distributions.  We currently project that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation will be within the range of $4.75 to $7.21 per share, with a midpoint of $5.98. (The total projected liquidating distributions under a forced liquidation scenario would be $3.23 to $4.93 per share, with a midpoint of $4.08.) We currently do not expect liquidating distributions to common stock holders to commence until the sale of our interest in the Innisbrook Resort, which might not occur until late 2005. These projections are forward-looking statements, which are based on numerous assumptions and estimates and are subject to this report's introductory cautionary note and the risk factors listed in Item 7 of this report. Our projections are based on consideration of numerous factors, including Houlihan Lokey's March 18, 2003 report mentioned above, our board's economic outlook for the travel and leisure sectors of the U.S. economy, the financial results of the Innisbrook Resort, Westin's current operating projections for future years at the Resort, the state of our Innisbrook settlement negotiations and other facts and circumstances, as well as our board's consultation with its financial and legal advisors. Our projections also reflect our board's assessment of the difficult environment for other golf course owners and operators, the limited pool of qualified buyers in the golf course markets in which we operate, and the lack of attractively priced acquisition financing for golf course assets. Our projections are based on several assumptions about future events, including the assumptions that that we will successfully obtain ownership of the Innisbrook Resort, that we, in conjunction with the Resort's operators, namely Westin and Troon Golf, will be able to realize a modest recovery in financial performance levels by late 2005 (which assumes that the travel and leisure sectors of the economy will recover by early 2005), and that we will not be subject to any material liability under any of the lawsuits we are currently defending. Any or all of these assumptions might prove to be incorrect. Moreover, neither Houlihan Lokey nor our board commissioned any appraisals of any of our remaining properties or any independent litigation risk assessments. Accordingly, you should not place undue reliance upon our projections or upon Houlihan Lokey's projections. The actual amount and timing of our liquidating distributions could vary materially in adverse ways from our projections. Important factors that could cause such a variance are discussed in Item 7 of this report under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

General Description of our Business

        We were originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We hold our golf course interests through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this annual report, the term "company" generally includes GTA, the operating partnership and all of our subsidiaries.

        We had no significant operations prior to our initial public offering of common stock in February 1997. From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Innisbrook Resort near Tampa, Florida, which serves as collateral for a $79 million participating mortgage loan we made to the owner of the Innisbrook Resort.

        As described in more detail below, on May 22, 2001 our stockholders approved a plan for the complete liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing orderly liquidation of our assets.

        In this annual report, we generally refer to golf course properties in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses.

        Our executive offices are located at 14 North Adger's Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

Loss of REIT Status

        We initially qualified as a real estate investment trust, commonly called a REIT, but we lost our REIT status in 2002. During the prior years in which we qualified as a REIT, we generally were not subject to federal income tax on the portion of our taxable income (or taxable gain) that we distributed to our stockholders. In order to maintain our qualification as a REIT under the Internal Revenue Code, the tax code, among other tests, we had to derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other sources specified in the tax code, which we refer to collectively as "rents from real property." Income from direct golf course operations generally does not qualify toward the 95% requirement and, thus, if we operated all of our golf courses directly we would not have been able to meet the 95% REIT gross income test. Accordingly, our historical business practice was to lease our golf courses to multiple independent lessees. Lease payments from our lessees qualified as rents from real property, even though our lessees ultimately derived their income from golf course operations.

        In many cases we leased our newly-acquired golf courses back to an affiliate of the seller, since we believed that the seller's familiarity with local conditions and continuity of management would facilitate the golf course's growth and profitability. All of our leases were structured as participating leases, the terms of which were designed to entitle us to participate in the lessees' revenue growth, if any, at the golf courses.

        Although we did not affirmatively intend to revoke our REIT status, business conditions required us to terminate some of our leases in cases where our tenants were in default and begin operating a few of our golf courses in 2000. These tenant defaults continued and increased in 2001, and by late 2001 it became apparent that we would likely fail to qualify as a REIT in 2002. As expected, our 2002 gross income from golf course operations exceeded 5% of our overall 2002 gross income. Because our golf course operating income did not qualify as "rents from real property," we did not meet the REIT requirement that at least 95% of our annual gross income be derived from rents from real property. Failure to meet this test caused us to fail to qualify as a REIT in 2002, and we lost our REIT status retroactive to January 1, 2002. Under the tax code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, we will be subject to federal income tax on any net taxable income we earn (or net taxable gain we realize) throughout the remainder of our liquidation.

        During 2002 our operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on our 2002 operating revenues or our proceeds from 2002 property sales. Additionally, based on our current projections and the availability of our net operating loss carry-forwards, we do not anticipate that we will incur any federal income tax liability throughout our liquidation period, at least unless or until we convert into a liquidating trust, as discussed below under the caption "Plan of Liquidation—Potential Use of a Liquidating Trust." However, these projections are based on current estimates and assumptions about the future progress of our liquidation. Our actual results and tax liability could vary materially from our projections. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions to our common stockholders.

The Operating Partnership and our Subsidiaries

        We originally acquired a number of golf courses as contributions to our operating partnership in exchange for partnership equity in the form of units of limited partnership interests, called operating partnership, or OP, units. In those cases, the golf courses' prior owners became limited partners in our operating partnership.

        We were originally structured as an "UPREIT," which is a structure in which a public REIT is the general partner of an operating partnership. We retain that corporate structure even though GTA is no longer a REIT. Accordingly, we conduct all material business through our operating partnership; for example when we raised capital through equity offerings we contributed the net proceeds to our operating partnership. One important feature of our UPREIT structure is that shares of our common stock are the close economic equivalent of OP units in the operating partnership. GTA, through its subsidiaries, holds one OP unit for each of its outstanding shares, and GTA's sole source of income is distributions from the operating partnership on these OP units (and reimbursement of its administrative costs from the operating partnership pursuant to the partnership agreement).

        GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA's general and limited partnership interests in the operating partnership. The board of directors of each subsidiary is comprised of the executive officers of GTA. The operating partnership was formed in Delaware in November 1996.

        The operating partnership is the legal owner of our golf courses and is the lender under the participating mortgage. GTA GP is the sole general partner of the operating partnership and GTA LP is a limited partner of the operating partnership. As of March 24, 2003, GTA held a 99.5% common interest in the operating partnership, through its subsidiaries. GTA also owns all of the Series A preferred interests in the operating partnership through its subsidiary GTA LP.

        Each of the limited partners (other than GTA LP), generally has the right to tender its OP units for redemption by the operating partnership. In that case, the operating partnership agreement requires us either to exchange the partner's OP units for shares of GTA common stock, on a one-for-one basis, or to redeem the OP units for an equivalent amount of cash, based on the then-current market price of GTA common stock. All but one of the limited partners have now redeemed their OP units either for shares of our common stock or in connection with a purchase of our assets. Accordingly, GTA holds almost all of the remaining interests in the operating partnership through its two subsidiaries.

        Legends contributed seven golf courses to our operating partnership at the time of our initial public offering in exchange for OP units. "Legends" refers to a group of companies controlled by Larry D. Young, one of our former directors. Legends leased those seven golf courses, and later an additional

5.5 golf courses following the default and eviction of their original lessees. Legends was our most significant lessee in terms of the number of golf courses leased from us. As part of our plan of liquidation, we sold to Legends 6.5 of the golf courses that it leased from us. At that time, the four Legends limited partners held approximately 23.6% of the common OP units, all of which were redeemed in the sale of those assets. Legends no longer holds any OP units in the operating partnership. We no longer have any business relationship with Legends.

Our Participating Mortgage secured by the Innisbrook Resort

Recent Innisbrook Developments

        During the fourth quarter of 2002 we continued to negotiate for a potential settlement of claims resulting from the borrower's default under the participating mortgage. We expect to resolve this matter by the end of the second quarter of 2003; however, we can provide no assurances as to the terms or timing of any resolution.

Innisbrook Background

        We are the lender under a $79 million non-recourse loan, secured by a first mortgage on the Innisbrook Resort (other than the Resort's condominium units). The Innisbrook Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997. The borrower, Golf Host Resorts, Inc., owns the Innisbrook Resort (other than the condominium units). The borrower entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. There are no separate hotel rooms. Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Innisbrook Resort. The borrower also entered into an agreement with Troon Golf, LLC to manage the golf courses, and a separate management agreement with Westin Hotel Company to manage the condominium unit rental-pool and the conference facilities. Troon Golf, Westin Hotel Company and the borrower are all affiliates.

        The loan term at inception was 30 years, with an initial base interest rate of 9.6% per annum and annual interest rate increases of at least 5%, but no more than 7%, of that amount for the first five years. We refer to this loan as a participating mortgage because the required mortgage payments include an interest component related to the borrower's revenues from Resort operations. However, operations at the Resort have not resulted in any participating interest payments (as distinct from base interest payments) since 1999 (see note 4 to our condensed consolidated financial statements).

        In addition to the Innisbrook Resort itself, the collateral securing the borrower's performance under the participating mortgage currently includes 353,702 shares of GTA common stock owned by the borrower (and held by GTA, as secured party) and three condominium units owned by the borrower at the Innisbrook Resort. The borrower's parent, Golf Hosts, Inc., guaranteed all of the borrower's loan payment obligations; however, Golf Hosts, Inc. has few significant assets other than its interest in the borrower. In June, 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the Resort did not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure, Westin would continue to manage the resort pursuant to the existing management agreement.

        In addition to the current rental pool agreement dated January 1, 2002, the current owner of the Innisbrook Resort agreed with the condominium owners association that the owner of the Innisbrook

Resort would reimburse 50% of the refurbishment costs (approximately $7.6 million plus accrued interest thereon, assuming 610 units are refurbished) invested in the condominium units by the condominium owners. This amount will be amortized and reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period of 2005 - 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. We understand that the refurbishment of approximately 500 units of the total rental pool units of approximately 610 has been completed to date.

        Certain of the condominium owners (as plaintiffs) initiated legal action against the borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of the prior rental pool arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either condominium owners, members, their accompanied guests, or guests of the Resort.

        Neither GTA nor any of our affiliates is a party to that lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to (a) make any participating mortgage payments to us to cure its default, or (b) enter into a settlement agreement with us regarding its current participating mortgage default (described below) on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort in the near-term and thereby impairs the value of the collateral which secures our participating loan.

        Following September 11, 2001, the borrower informed us that due to the erosion in the lodging industry performance resulting from the decline in the economy and the significant impact of the events of September 11th on the Resort's operating performance, the borrower might default on its mortgage payments to us. Shortly thereafter, the borrower's affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly golf course rent when due, in arrears, for September 2001. The borrower then failed to pay us interest when due, in arrears, for the month of October 2001. On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease. On November 14, 2001 we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. (The participating lease at Lost Oaks golf course was terminated on June 30, 2002 and the golf course was subsequently sold on January 13, 2003.) On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the borrower under our participating mortgage.

        On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it breached the subordination agreement. No litigation has been filed in this regard. We are seeking a resolution of this dispute as part of the global Innisbrook settlement discussed below.

        Also on March 8, 2002, we delivered a notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage loan is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. For the past 12 months, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below.

Innisbrook Strategy

        In general, we face a potential trade-off between (a) seeking to sell the participating mortgage on the Innisbrook Resort at the present time, as a distressed loan, which would likely result in a significant loss on our investment, but would hasten the completion of our liquidation, and (b) seeking to resolve the problems with our borrower and others associated with the Resort through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we, in conjunction with the Resort operators, namely Westin and Troon, would seek to realize a modest recovery, based on past historical results. The latter alternative might allow us to recoup more of our investment, but would take considerably more time.

        When our financial advisor, Houlihan Lokey, evaluated our interest in Innisbrook in March 2002 and again in March 2003, they valued this asset under two different scenarios: a "forced liquidation" and an "orderly liquidation." Both scenarios assume that we will obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003. Under the "forced liquidation" scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive upon an immediate sale of the Innisbrook Resort. Under the "orderly liquidation" scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Resort's operators, namely Westin and Troon, were to successfully realize a modest recovery based on past historical results. In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey's analysis projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

        Houlihan Lokey updated its analysis of the Innisbrook Resort in March 2003. In a report we received on March 18, 2003, subject to various limiting assumptions, Houlihan Lokey's analysis projected that we would receive between $40 and $47 million under the forced liquidation scenario, and between $58 and $70 million under the orderly liquidation scenario.

        Houlihan Lokey's projections regarding the Innisbrook Resort are forward-looking statements, subject to this report's introductory cautionary note and the risk factors listed in Item 7 of this report. The actual value we may obtain from our participating mortgage interest might be much lower. Houlihan Lokey's estimates are based on several assumptions about future events, including assumptions that we will successfully obtain a fee simple title to the Innisbrook Resort and then successfully realize a modest recovery in the financial performance of the Resort (which is dependent on the success of the Resort operators and a recovery in the travel and leisure sectors of the U.S. economy) and an assumption that we will not be subject to any material liability under any of the lawsuits we are currently defending. Any or all of these assumptions might prove to be incorrect. Moreover, Houlihan Lokey's projections are not based on any appraisals of the asset or any independent litigation risk assessments. Accordingly, we have not and you should not place undue reliance upon these projections.

        In March 2002, following receipt of Houlihan Lokey's 2002 report, our board determined that an immediate liquidation of the Innisbrook Resort did not then appear to be the more favorable option to our stockholders. After consideration of that report and other relevant facts, circumstances and assumptions and review of the alternatives then available to us, our board determined that it would be in our stockholders' interests to seek a negotiated resolution to the borrower's default in order to allow us to best preserve the value of our collateral. In view of the potentially advantageous result for our stockholders, our board approved a strategy of seeking to obtain title to the Innisbrook Resort and thereafter hold the asset until no later than December 31, 2005 to seek to realize a modest recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

        Following review of Houlihan Lokey's March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continue to believe that seeking a recovery in the Resort's financial performance and a resolution of issues with the borrower (as opposed to actively marketing our Innisbrook interests for sale at a distressed price), is in our stockholders' best interest. To that end, we have been negotiating with our borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Innisbrook Resort. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations from the Innisbrook Resort's management that all cash generated by the business is retained in the operating entity. (These confirmations are consistent with its unaudited financial statements.) We currently expect to enter into a settlement agreement with our borrower and take control of the Innisbrook Resort (and all other assets of the operating entity) by the end of the second quarter of 2003. As part of the global settlement, we expect (but cannot assure) the following:

  •
  to obtain a fee simple title to the Innisbrook Resort real property and personal property (including all accounts) and take over all operations at the Resort through a number of companies under common ownership by our newly-formed, wholly-owned subsidiary, GTA-IB, LLC;

  •
  to enter into a settlement agreement with the borrower, Golf Hosts Resorts, providing for an orderly transition of ownership of the Resort to us and limiting our liability for pre-transition events;

  •
  to enter, through one of our subsidiary LLCs, into new management agreements with Westin and Troon Golf, respectively, which we expect will incorporate a broad range of new revenue enhancement possibilities, accountability and reporting provisions;

  •
  to enter, through one of our subsidiary LLCs, into a new agreement regarding the residential development of an adjacent parcel of land, commonly called Parcel F;

  •
  to assume, through one of our subsidiary LLCs, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which shall be subject to a contract with Westin), and as part of this transition we expect that our subsidiary LLC will become a successor SEC filer to Golf Host Resorts under Exchange Act rule 15d-5;

  •
  to continue to improve the relationship with the Innisbrook condominium association; and

  •
  to support a near-term settlement of the lawsuit brought by certain condominium owners against the Resort owner, which settlement would be in the best interest of the Resort.

        We expect to finalize formal documentation on all of the above by the end of the second quarter of 2003; however, we can provide no assurances as to the terms or timing of any possible global settlement. If we decide to pursue judicial foreclosure of the Resort, we expect that it would be expensive and time-consuming and there is a risk to us that the borrower might pursue and obtain bankruptcy and/or other judicial protection. We also face the risk that our negotiations with Westin might not be successful. If our settlement negotiations with Westin do not succeed, but we nonetheless become the owner of the Innisbrook Resort, we may become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement. Any such litigation would likely focus on the extent, if any, to which we, as successor owner of the Innisbrook Resort, must assume the borrower's outstanding liabilities to Westin under the original management agreement, among other issues. Even if we successfully obtain ownership of the Innisbrook Resort, we, along with the Resort's operators, Westin and Troon Golf, expect to face the difficult task of seeking to realize a modest recovery in the Resort's performance, which is currently hindered by the delay in and/or lack of an economic recovery.

        Our estimate of the fair value of our participating mortgage interest in the Innisbrook Resort, as recorded on our books at December 31, 2002, is $60 million, which is near the low end of the valuation range for the Innisbrook asset under the "orderly liquidation" scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses. We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed in Item 7 of this report, under the caption "Application of Critical Accounting Policies." We do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if for less than $60 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board to abandon the orderly liquidation strategy in favor of an immediate sale. We face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and we might ultimately sell our interest in the Innisbrook Resort for less than our current estimates of its fair value. Accordingly, at some future date, our assessment of the asset's fair value may change, based on facts and circumstances at that time, and the asset may be written-down.

        At this time, no settlement of our disputes with the borrower has been reached; however, we have an expectation of reaching a comprehensive settlement by the end of the second quarter of 2003. We face the risk that we might be unable to reach any consensual resolution or settlement with the borrower or the other parties. Litigation may ensue, which might be protracted and expensive, and even in the event that we prevail in the litigation, the other parties might not meet their respective obligations to us. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years. Our board of directors will continue to monitor and evaluate all of our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

Plan of Liquidation

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our company. The events and considerations leading our board to adopt the plan of liquidation are described in our proxy statement dated April 6, 2001, and are summarized in part below. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of the company and our stockholders.

Background to the Plan of Liquidation

        Our board's decision to adopt the plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing stockholder value.

        During 1999, we began to observe what would become increasingly unfavorable trends in the golf course industry and the capital markets, including an oversupply of golf courses and diminished availability of equity and debt capital for real estate companies in general and for small cap specialty REITs, such as our company, in particular. As a result of our concern about our declining stock price, on February 9, 2000, our board of directors engaged Banc of America Securities LLC, or BAS, as our financial advisor to review a broad range of strategic alternatives. The alternatives under consideration at that time included:

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

        A third important factor that our board considered was the restrictions our corporate structure placed on our operations. As a specialty REIT, we were generally prevented by law from managing our own assets. Instead, we leased our properties to independent lessees. The inability of a REIT to operate its own specialty properties can result in the problem known as lessee leakage. This refers to the fact that the profit from successful operation of the REIT's assets "leaks out" to the lessee/operator rather than accruing to the REIT/owner. We attempted to address the problem of leakage by entering into participating leases with our lessees in which the rent lessees pay includes an income-related component. Our participating leases were designed to provide us with limited participation in the economic upside from golf course operations, while leaving the economic downside risk with the lessee. However, many of our lessees were special purpose entities with limited capital and were unable to fund their rent payments from any source other than operations. If the lessee's operations were not sufficient to pay the fixed minimum lease payments, the lessee would likely default on its participating lease obligations. We intended to protect ourselves in part against the risk of lessee default by taking collateral from the lessee (or its affiliate) at the time we entered into each participating lease. Generally, our golf course acquisitions were structured so that the seller would contribute its golf course to our operating partnership in exchange for operating partnership interests, or OP units, and our operating partnership would then lease the golf course back to a newly-formed affiliate of the seller. Our collateral for the lessee's obligations usually consisted of a pledge of the seller's OP units, with a value generally initially equal to approximately 15% of the purchase price. This collateral generally approximated 16 months of rent. The OP units are convertible into our common stock and, thus, their value fluctuates with our common stock price. As our stock price declined, beginning in mid-1998, the value of our collateral at each golf course steadily declined. This decline both made defaults by the lessees more likely and reduced the value of the collateral that we could turn to in the event of a lessee default.

        A fourth important factor considered by our board during its review of our strategic alternatives was that material defaults by lessees had occurred under participating leases at a number of our golf courses. In 1999, several of our lessees generated losses, and by March 2000, we had declared events of default under leases against our lessees at 12 golf courses (though the defaults at seven such golf courses were cured by their respective lessees). By the time we solicited stockholders' approval for the plan of liquidation, we had taken possession of five of our golf courses from the lessees as a result of defaults by those lessees that resulted in eviction or voluntary relinquishment of the golf course by the lessees. In addition, at that time, we believed, based on information from the lessees, that the financial performance of the lessees of 25 of our golf courses was inadequate to support the payments required under the respective participating leases. The potential for additional defaults under our participating leases reduced the value of our golf courses and of our company to a potential buyer. In addition, lease defaults reduced the amount that we could borrow under our credit agreement, pursuant to a formula in the credit agreement. Under laws applicable to REIT's, if we terminated a participating lease as a result of a lessee default, we were faced with the options of leasing the golf course to a new lessee, operating the golf course through a taxable subsidiary, engaging a management company to manage the golf course, or selling the golf course within 90 days in order to prevent the operating income from becoming disqualified income for REIT tax purposes. If we were to continue to operate the golf course and received too much disqualified income during a taxable year, we would lose our REIT status (unless we were entitled to relief under certain statutory provisions).

        A fifth important factor our board considered was the effect of the decline in our operating income on our ability to operate, and the possibility that our operating income would decline further if additional lessees were to default. The decline in our operating income triggered defaults under our credit agreement. It was also likely to result in our inability to comply with a financial covenant in our charter governing the rights of our preferred stock, which might have then prevented us from selling assets. Moreover, we were concerned that an inability to repay our obligations under our credit agreements by selling assets might induce our lenders to accelerate our obligations under the credit agreement, which could have resulted in a bankruptcy filing.

Adoption and Initial Implementation of the Plan of Liquidation

        On September 28, 2000, our board appointed a special committee of independent board members in contemplation of a transaction with Larry Young, one of our directors, our largest OP unit holder, and the owner of more of our lessees than any other owner.

        On November 6, 2000, our board formally directed management to develop a plan of liquidation and a related proxy statement for presentation to the board. In addition, the board authorized us to enter into non-binding or binding letters of intent and definitive agreements for the sale of one or more of our golf courses.

        In connection with the plan of liquidation, we entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P., or AEW. Under the voting agreement, AEW agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the plan of liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we determine in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations. We further agreed that after paying dividends on the common stock for the first and second quarter of 2001, each in an amount not to exceed $0.25 per share, we would make no further regular dividend distributions on the common stock without AEW's consent until the preferred stock was redeemed, other than distributions required to maintain our status as a REIT and other distributions that we might be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

        Also, in connection with the plan of liquidation, we entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC, or Legends, to sell to that affiliate up to 12.5 (eighteen-hole equivalent) golf courses leased by Legends. In addition, single-purpose affiliates of Legends would be released from their obligations to repay limited recourse working capital loans in the aggregate amount of approximately $6.6 million. Pursuant to the purchase and sale agreement, we could accept superior offers for these golf courses (other than the five Myrtle Beach golf courses) upon payment of a break-up fee to Legends. Because Mr. Young controls Legends and was a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's consideration and/or decision to approve the sale of these golf courses to Legends. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve the transaction between us and Legends. In addition, both BAS and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. advised the special committee that, as of the date of their opinions, the consideration to be received by our operating partnership in the Legends transaction was fair to our operating partnership from a financial point of view. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among us, Legends and Legends' lenders were protracted and did not result in a signed purchase and sale agreement until February 25, 2001. The purchase and sale agreement signed on February 25, 2001 was dated as of February 14, 2001 and was effective as of the earlier date. Mr. Young was represented by separate counsel during these negotiations. Mr. Young resigned from our board immediately after the Legends purchase and sale agreement was approved on February 25, 2001.

        On February 25, 2001, the special committee unanimously recommended adoption of our plan of liquidation to our board and our board of directors unanimously adopted a plan of liquidation for Golf Trust of America, Inc. and our operating partnership, Golf Trust of America, L.P., subject to approval by our stockholders.

        The plan of liquidation was submitted to a vote of our common stockholders by means of a proxy statement dated April 6, 2001. Our proposed plan of liquidation was approved by a 98% affirmative vote of the shares present or represented by proxy at our special stockholders meeting (constituting a 77% affirmative vote of all outstanding common shares) on May 22, 2001. One hundred percent of our preferred stock voted in favor of the plan of liquidation. As required by generally accepted accounting principles, or GAAP, we adopted the liquidation basis of accounting for all accounting periods beginning on or after May 22, 2001.

Annual Updates to the Projected Range of Liquidating Distributions

        The projections described below are forward-looking statements, subject to this report's introductory cautionary note and the risk factors listed in Item 7 of this report.

        Original 2001 Range.    At the time we prepared our proxy statement soliciting stockholders' approval for the plan of liquidation, dated April 6, 2001, management estimated that if stockholders approved the plan, total liquidating distributions to common stockholders would fall within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholders' approval. Management's estimate was based on numerous assumptions, notably including asset-by-asset estimated price ranges. (For assets covered by definitive purchase and sale agreements or letters of intent at that time, the estimates were based on the prices specified in those documents, rather than a range.) These and other management estimates were inserted into a financial model developed with the assistance of Banc of America Securities, LLC in order to produce our overall estimated range of liquidating distributions. We use the term "Original 2001 Range" to refer to this 2001 projection of the range within which total liquidating distributions to common stockholder would likely occur. (As the context requires, the term "Original 2001 Range" also refers to the component estimate prices or price ranges for one or more particular golf courses, all of which contributed to the overall projected range of liquidating distributions.) The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the golf course's respective Original 2001 Range absent a fairness opinion, an appraisal, or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

        Houlihan Lokey's 2001 Range.    At the time management prepared the Original 2001 Range, one of our financial advisors, Houlihan Lokey, estimated that liquidating distributions to common stockholders would be lower, in the range of $9.53 to $13.26 per share. We refer to this projection as "Houlihan Lokey's 2001 Range," which term also refers to its component per-course estimated sale price ranges, as the context requires.

        Updated 2002 Range.    Conditions in the golf resort industry declined significantly in late 2001 and early 2002 primarily as a result of a decline in travel and leisure spending after the September 11th terrorist attacks. Most importantly for us, the borrower under our participating mortgage went into payment default, significantly reducing the resale value of our interest, as the lender, in our mortgage loan secured by the Innisbrook Resort. In light of these changed conditions, during the first quarter of 2002 our board re-engaged Houlihan Lokey to help the board analyze, among other things, whether it would be preferable to sell the participating mortgage immediately, in its distressed condition, or seek to restore the operating performance of the Innisbrook Resort first, before liquidating our interest therein. As explained above (see "Our Participating Mortgage Secured by the Innisbrook Resort"), based in part on Houlihan Lokey's report, the board decided that seeking to restore the Resort's performance would be in our stockholders' best interest. We also asked Houlihan Lokey to assist us in updating our projection of our total liquidating distributions in light of the golf course sale prices we received during the prior year as well as the new economic climate. Based in part on Houlihan Lokey's report dated March 15, 2002, in the Spring of 2002 we projected that our total liquidating distributions to common stockholders would be within the range of $6.01 to $9.43 per share. We refer to this projection as the "Updated 2002 Range." The Updated 2002 Range was based on many assumptions and estimates. Notably this projection assumed that we, along with the Innisbrook Resort's operators, namely Westin and Troon Golf, would successfully achieve a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort; that all of our golf course assets would be sold by the end of 2002 (other than our interest in the Innisbrook Resort, which this estimate assumed would be liquidated in 2005); and that the condominium owner litigation at the Innisbrook Resort would be resolved by the time that we sold those properties, among many other limiting assumptions and estimates.

        Updated 2003 Range.    In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey's report dated March 18, 2003, and subject to many limiting assumptions and uncertain estimates, we currently project that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation will be within the range of $4.75 to $7.21 per share. We refer to this projection as the "Updated 2003 Range." In comparing the Updated 2002 Range and the Updated 2003 Range, the low end of the range decreased $1.26, or 21%, ($6.01 less $4.75) and the high end of the range decreased $2.22, or 24%, ($9.43 less $7.21). While there were several factors that contributed to the net variance, the primary reason for the net decrease is due to reduction in the expected net free cash flow from Innisbrook for the four year period 2002 - 2005 (including a significant amount which are one-time non-recurring payments). This projection is a forward-looking statement, subject to this report's introductory cautionary note and the risk factors listed in Item 7 of this report. This projection is based on several assumptions about future events, including (among many others):

  •
  an assumption that we will successfully obtain ownership of the Innisbrook Resort;

  •
  an assumption that we, in conjunction with the Resort's operators, namely Westin and Troon Golf, will be able to realize a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort by year-end 2005 (which implicitly assumes that economic recovery will begin sufficiently in advance of that date to support regular business and group leisure activity at the Innisbrook Resort by late 2005); and

  •
  an assumption that we will not be subject to any material liability under any of the lawsuits we are currently defending.

Any of these assumptions might prove to be incorrect, which might cause our actual liquidating distributions to be lower than our projections. Moreover, our projections are based on several estimates, including (among many others):

  •
  estimated sale prices and sale dates not only for the Innisbrook Resort, but also for our other remaining golf courses, many of which are not subject to any purchase and sale agreement or letter of intent;

  •
  estimated cash inflows or working capital shortfalls from the other golf courses that we manage up to the estimated date of sale;

  •
  estimated repayment dates for our outstanding indebtedness and redemption dates for our outstanding preferred stock (after which interest and preferred dividends, respectively, will cease to accrue); and

  •
  estimated legal and accounting fees, management compensation expenses and other operating expenses over the course of our liquidation.

Any of these estimates might prove to be incorrect, which might cause our actual liquidating distributions to be lower than our projections. We currently expect liquidating distributions to our common stockholders to begin after the sale of the Innisbrook Resort, currently planned for late 2005.

        All of the projections described above are forward-looking statements subject to this report's introductory cautionary note and the risk factors listed in Item 7 of this report. The projections are based on numerous estimates and limiting assumptions, including those listed above, any or all of which might prove to be incorrect. None of the projections are based on any appraisals of any of our assets or any independent litigation risk assessments. The actual amount of our liquidating distributions could be lower than our current projections, and the actual timing of our liquidating distributions could be later than our current projections. Accordingly, you should not place undue reliance on the projections above. Important factors that could cause such variances are discussed in Item 7 of this report under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

        Moreover, preparing financial projections such as those above is difficult and time consuming. Except as may be required by applicable law, we have no current intention to produce any further updates to our projected range of liquidating distributions. In the future, the mere fact that we have not updated our prior projections does not indicate that we continue to endorse those prior projections. All projections are inexact and subject to numerous risks and uncertainties. You should not place undue reliance on any projections.

Progress of our Liquidation Compared to our Original Projections

        As of March 24, 2003, we have sold 27 of our 34 properties. (Stated in 18-hole equivalents, we have sold 35.5 of our 47.0 golf courses). Any equity redemption component of each sale price is valued as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $272.9 million are within the combined per-course ranges for the sold golf courses, as estimated during the preparation of Houlihan Lokey's 2001 Range. However, our gross sales proceeds are $11.6 million, or 4.1%, below the low end of their combined Original 2001 Range. Of the ten assets that have been sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (four in late 2001, three in 2002 and two in 2003). The events of September 11th as well as the continuing decline in the economy after that date negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board's observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these ten transactions at prices below the Original 2001 Range was fair to, and in the best interest of, the company and our stockholders.

        For the period January 1, 2002 through March 24, 2003, we have disclosed comparisons of asset sale prices primarily against the Updated 2002 Range. Of the five assets (or 9.5 golf courses) that we sold since January 1, 2002, one asset (or 1.5 golf courses), was sold at a price below the low end of its respective Updated 2002 Range; this property was sold for 4.3%, or $150,000, less than the low end of its Updated 2002 Range. For the remainder of 2003, we intend to disclose price comparisons (if at all) for the properties remaining in our portfolio primarily against the Updated 2003 Range.

        As of March 24, 2003, we owed approximately $28.1 million (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary) under our credit agreement, which matures on June 30, 2003. If necessary, we may seek to obtain our lenders' consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to a request for a further extension and we are not able to secure refinancing through another source, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner or face foreclosure proceedings.

Conditions in the Golf Industry

        Our efforts to sell our remaining golf courses are hampered by challenging economic conditions. The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. Accordingly, we believe our business continues to be significantly impacted by the economic recession.

Golf Course Dispositions

        From January 1, 2001 through March 24, 2003, we disposed of the following golf courses (see "Progress of our Liquidation Compared to our Original Projections" above for details as to how these asset sales prices below apply to the respective ranges of value):

Golf Course Dispositions since January 1, 2001

Property	City and State	Total Consideration(1)	18-Hole Equivalent	Closing Date
2001
Ohio Prestwick	Akron, OH	$6,350,000	1.0	1/4/01
Raintree	Akron, OH	4,300,000	1.0	1/4/01
Persimmon Ridge	Louisville, KY	5,200,000	1.0	2/15/01
Club of the Country	Louisburg, KS	2,655,000	1.0	3/16/01
Brentwood	White Lake Township, MI	2,600,000	1.0	3/20/01
Metamora	Metamora, MI	4,931,000	1.0	4/9/01
Silverthorn	Tampa, FL	4,250,000	1.0	4/12/01
Palm Desert	Palm Desert, CA	4,075,000	1.5	4/20/01
Woodlands	Gulf Shore, AL	6,400,000	1.0	5/1/01
Cooks Creek	Ashville, OH	4,000,000	1.0	5/16/01
Legends Virginia	Providence Forge and Williamsburg, VA	10,800,000	2.0	6/15/01
Eagle Watch	Atlanta, GA	5,850,000	1.0	7/6/01
Olde Atlanta	Atlanta, GA	7,800,000	1.0	7/6/01
Legends Properties(2)	Myrtle Beach, SC Pawley's Island, SC Sunset Beach, NC Omaha, NE	89,411,000	6.5	7/31/01
Sweetwater	Apopka, FL	4,000,000	1.0	9/18/01
Emerald Dunes	West Palm Beach, FL	16,900,000	1.0	9/7/01
Polo Trace	Delray Beach, FL	8,350,000	1.0	10/22/01
Cypress Creek	Boynton Beach, FL	4,100,000	1.0	11/28/01
Pete Dye	Bridgeport, WV	13,432,000	1.0	12/19/01

2001 sub-total		205,404,000	26.0

2002
Northgate Country Club	Houston, TX	10,875,000	1.5	5/8/02
Bonaventure Country Club	Ft. Lauderdale, FL	10,500,000	2.0	7/12/02
Osage National Golf Club	Lake of the Ozarks, MO	3,350,000	1.5	7/22/02

2002 sub-total		24,725,000	5.0

2003
Lost Oaks Golf Course	Palm Harbor, FL	2,300,000	1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	3.5	1/30/03

2003 sub-total (through March 24)		42,800,000	4.5

Grand Total		$272,929,000	35.5

(1)
Includes the value of common stock and/or OP units held by the buyer (or an affiliate) and cancelled in the sales transaction. Such OP unit valuations were agreed upon by the parties to each transaction and approved by our board of directors and, in certain cases, by our stockholders by their approval of the plan of liquidation. Some multi-course sales are shown at a single sales price if the purchase agreement did not separately allocate the consideration among the golf courses.

(2)
The Legends Properties are Legends, Heritage, Oyster Bay and Tiburon.

Our Remaining Golf Course Assets

        As of March 24, 2003, we hold interests in 11.5 golf courses (or seven assets), 7.5 of which are owned by us and four of which (at the Innisbrook Resort) serve as collateral for our lender's interest in the participating mortgage. Of the 7.5 golf courses that we own as of March 24, 2003, we hold six in fee simple and 1.5 pursuant to a long-term ground lease.

        Our 11.5 golf courses are located in the following states (golf course quantities below are stated in terms of 18-hole equivalents, such that one 27-hole facility is reported as 1.5 golf courses):

• Florida (6)	• Michigan (1.5)
• South Carolina (2)	• California
• New Mexico

        These 11.5 golf courses are located among the following seven distinct properties:

Property	Location	18-Hole Equivalent
Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Resort (participating mortgage)	Palm Harbor, FL	4.0
Sandpiper	Santa Barbara, CA	1.0
Tierra Del Sol	Albuquerque, NM	1.0
Mystic Creek	Milford, MI	1.5
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

		11.5

Letters of Intent and Purchase Agreements

        As of March 24, 2003 we have entered into the following arrangements for the disposition of golf courses. These dispositions are pending and we face the risk that they might not occur in the time and manner anticipated. We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. Our letters of intent are non-binding, and, therefore, at this time, we can provide no assurance that purchase agreements will be executed. Even after we enter into purchase agreements, the buyer's obligation to close is often subject to conditions, some of which might be within the buyer's control. Accordingly, any of these sales could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on terms less favorable than described below.

  •
  Sandpiper Sale Agreement.  On October 21, 2002, our wholly-owned subsidiary, SGT, entered into a definitive agreement for the disposition of the Sandpiper Golf Course for a price of $26.0 million. Under the terms of the agreement, the purchase price will be paid to us in cash at closing, subject to closing conditions. The closing was originally scheduled for December 5, 2002. The deposit held in escrow is currently $2,000,000, of which $350,000 is non-refundable. Pursuant to periodic amendments to the purchase and sale agreement bearing on the timing of a potential closing, the sale is currently contemplated to close on April 11, 2003. However, we do not expect a closing to occur until such time as the Atlantic Richfield Company (known as

    ARCO), or its successor in interest, as indemnitor, consents to an assignment of the environmental indemnity wherein SGT is the beneficiary to the buyer or a mutually agreed upon alternative resolution is reached such as a liquidated amount in lieu of the indemnity.

  •
  Mystic Creek Sale Agreement.  On December 9, 2002, we entered into a definitive agreement for the disposition of the Mystic Creek Golf Club to Mystic Creek Acquisition, L.L.C, for a price of $3.5 million. Under the terms of the agreement, the purchase price will be paid in cash at closing, subject to closing conditions and adjustments. We are currently pursuing consent from the City of Dearborn who is the lessor under the ground lease at this golf course.

Current Strategic Choices

        Our expected liquidating distributions have been negatively impacted by the continuing delay in economic recovery. We believe that the net free cash flow at many of our remaining golf course assets, namely Innisbrook, have fallen short of budgeted expectations for 2002, and potentially throughout 2003, especially given the current Iraqi conflict and the implications of its timing. According to industry information, the apprehension towards travel stemming from the current Iraqi conflict is significantly impacting lodging. Leisure travelers are opting to stay closer to home, meeting planners are postponing or rescheduling group business for later in the year in an effort to avoid conflicting with the timing of the war, and business transient travelers, already having reduced travel under budgetary pressures, now have another reason not to travel. Additionally, we now believe that the economic recovery that we had expected to occur in 2002 and into 2003, will not occur until sometime in 2004 at the earliest due to continued economic uncertainty, rising geopolitical fears, and lower corporate profit expectations. As a result, like others in our industry, we do not expect our company or the Innisbrook Resort to realize any significant financial benefit from the contemplated recovery until sometime in 2004 at the earliest. Based on these expectations, we intend to take prudent steps to reduce operating costs and personnel. We have initiated this effort by reducing certain personnel at both the corporate and golf course levels and we expect further reductions at the corporate level once we dispose of Sandpiper (which is currently under a sale agreement) and arrange for the sale of our remaining properties other than Innisbrook.

        Our credit agreement requires us to apply the net proceeds from each asset sale toward repayment of our debt. If necessary we may seek to obtain our lenders' consent to further extend the term of our credit agreement before it matures on June 30, 2003. If our lenders do not consent to a request for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt before maturity of the loan or face foreclosure proceedings. If we fail to pay the debt by its maturity date, our lenders could initiate foreclosure proceedings against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to a maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than the terms of our current credit agreement.

        The terms of our Series A preferred stock and our agreements with the preferred stockholder prohibit us from making any further distributions to common stockholders until the Series A preferred stock is redeemed in full. After our Series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to our common stockholders. However, we expect that the net proceeds of our asset dispositions will not be sufficient to redeem our Series A preferred stock in full until we liquidate our interest in the Innisbrook Resort. Thus, if we pay off our senior debt and if we assume control of Innisbrook, we may attempt to refinance Innisbrook so as to redeem our preferred stock with the proceeds of such refinancing.

        We currently intend to hold our interest in the Innisbrook Resort pending resolution of the problems impairing its resale value and, accordingly, we expect it to be our final liquidated asset. We currently expect the Resort to be sold in late 2005. We do not expect to make any distributions to our common stockholders until this asset is sold.

Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders

        If our preferred stock is redeemed, we may decide to convert our company into a liquidating trust. Historically the SEC has allowed liquidating trusts to enjoy relaxed reporting requirements; for example, the SEC traditionally allows liquidating trusts to include unaudited financial statements in their annual reports and does not require them to file any further proxy statements or quarterly reports. Such treatment could result in substantial legal and auditing fee savings for our company. In addition, if we convert to a liquidating trust we might realize additional general and administrative cost savings in several areas such as personnel, certain insurance coverages, and printing and reporting costs of a public company, among others. However, we would lose the benefit of our net operating loss carry-forwards. Our conversion into a liquidating trust most likely would be accomplished by contributing all of our assets (principally, our interest in the Innisbrook Resort) to a newly-formed trust and then distributing shares of beneficial interest in the trust to holders of our common stock and to any remaining holders of our common OP units. Following that distribution, all shares of our common stock would be cancelled and in their place our stockholders would hold shares of beneficial interest in the liquidating trust in proportion to their prior stock holdings. It is our intention that any such liquidating trust would qualify either as a grantor trust or as a partnership for tax purposes.

        The shares of beneficial interest would be similar to shares of common stock except that they would not be traded on any exchange, they would not be represented by any certificates and they would not be transferable (except by will, intestate succession or operation of law), which means you would not be able to sell your interest in our liquidating trust.

        We expect that if we decide to convert into a liquidating trust, we will make a public announcement indicating, among other things, the date on which the conversion is expected to occur, the identity (if known at such time) of one or more trustees that will oversee the trust's sale of our remaining assets and the distribution of the remaining cash and net proceeds, and a summary of the rights of holders of beneficial interests in the liquidating trust. We expect that such notice will precede any transfer to a liquidating trust by approximately 30 days. Such a public announcement would provide our stockholders with an opportunity to sell their shares of stock on the market rather than receive shares of beneficial interest in the trust. Although shares of beneficial interest would not be transferable, their holders would have the right to receive any and all further liquidating distributions funded from the ultimate sales of our remaining assets. Conversion into a liquidating trust is expressly authorized by the plan of liquidation.

        For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets measured by the fair market value of the assets at the time of the transfer to the liquidating trust, with any gains offset by available net operating loss carry-forwards (discussed below). In addition, a stockholder would recognize gain to the extent his share of the cash and of the fair market value of the assets received by the liquidating trust was greater than the stockholder's basis in his stock, notwithstanding that the stockholder would not contemporaneously (or ever) receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

        In addition, it is possible that the fair market value of Innisbrook and the other assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder's gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets. In such cases the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the tax code.

        Of course, if we do not distribute our interest in the Innisbrook Resort to a liquidating trust and, instead, continue to operate as a regular corporation until all of our assets are sold, we would recognize losses (or gains) upon our sale of the Resort and our other assets for federal income tax purposes but we would be unable to pass those tax losses (and our other assets) on to our stockholders, which could result in valuable tax losses being lost. By contrast, a liquidating trust is a pass through entity for tax purposes and any losses (or gains) we experience as a liquidating trust generally will flow through to the holders of beneficial interests in the trust.

        If we do not distribute our assets to a liquidating trust and, instead, continue to operate as a regular corporation until all of our assets are sold, we would recognize gains or losses upon the sale of assets for federal income tax purposes. Since we are no longer a REIT, we could be subject to income tax on any recognized gains. However, as of December 31, 2002, we believe we have sufficient net operating loss carryovers to offset any recognized gains. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. If a liquidating trust is formed, our net operating loss carryovers will disappear and therefore will not be available to reduce any subsequent gains recognized within the trust. However, the trust (or owner thereof) should have a tax basis equal to the fair market value of the assets at the date the liquidating trust is formed. Any gain recognized by the trust would thus be the result of either appreciation in the value of the assets during the time that they are owned by the trust, or an initial underestimation of the fair market value of the assets at the time the trust is formed.

Lessee Defaults in 2002

        In 2002, to facilitate the sales effort, we assumed operations at Bonaventure, Stonehenge, Lost Oaks, and Sandpiper (two of which were subsequently sold) either pursuant to lease termination and transition agreements under which the lessees vacated the property or, in the case of Sandpiper, following conclusion of the arbitration proceedings related to the lease default.

        Also, in 2002, we continued to manage the following assets (one of which was subsequently sold):

• Black Bear	• Osage National
• Mystic Creek	• Wekiva
• Tierra Del Sol

Defaults at Properties Currently Held for Sale

        Set forth below is a summary of the default activity at the golf courses we currently hold for sale (other than defaults that were cured by the lessee within its 10-day grace period or otherwise agreed):

        Sandpiper Golf Course.    This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. All of the Sandpiper litigation was concluded in our favor as described under "Item 3—Legal Proceedings." Following the conclusion of these proceedings we assumed operations at this golf course on June 28, 2002 and we have been operating it through our wholly-owned subsidiary Sandpiper-Golf Trust, LLC since that date.

        Innisbrook Resort.    The borrower under the participating mortgage remained in payment default during all of 2002. See "Our Participating Mortgage Secured by the Innisbrook Resort," above.

        Stonehenge (Wildewood Country Club/The Country Club at Woodcreek Farms).    Following our notice of events of default for non-payment of rent, the participating lease between us and the lessee at these golf courses, Stonehenge Golf Development Company, LLC, was terminated as of March 25, 2002 and we took possession of these golf courses. We manage these golf courses, Wildewood and Woodcreek Farms, through our wholly owned subsidiary, GTA—Stonehenge, LLC. As a part of this transaction, we agreed to forgive lessee's obligation for unpaid rent for November 2001 through February 2002. Additionally we agreed to enter into a consulting agreement with Lyn Young, a principal of the lessee (and brother of our former director Larry Young), for a term of 12 months for an annual fee of $165,833, payable in increments of $13,819 per month. We ultimately did not enter into this agreement due to the action that we filed, as noted below. Additionally, the lessee assigned to us its interest in certain pre-paid lease payments and other prepaid payments related to the construction of a new clubhouse and other amenities at Woodcreek, which amounts to total consideration of $292,667. On April 22, 2002, we filed a legal action Golf Trust of America, L.P. and GTA—Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC, against our former lessee alleging breach of contract and other claims arising from $172,000 in prepaid dues liability, which the defendants failed to disclose to us. This legal action is further described in "Item 3—Legal Proceedings."

Update Regarding Defaults at Golf Courses Subsequently Sold

        Set forth below is a summary of default activity at golf courses we subsequently sold (other than defaults that were cured by the lessee within its 10-day grace period):

  •
  Osage National Golf Club.  We operated this golf course through a wholly-owned subsidiary, GTA—Osage, LLC, from November 1, 2000, when the lessee, Osage Golf Properties, L.L.C., a Missouri limited liability company, delivered possession of the golf course to us pursuant to a settlement agreement, until July 22, 2002, when we sold the golf course to Osage National Investment Group, LLC, for total consideration of $3.35 million.

  •
  Lost Oaks Golf Course.  We operated this golf course through a wholly-owned subsidiary, GTA—Lost Oaks, LLC, from July 1, 2002, when the lessee, Lost Oaks, L.P., a Delaware limited partnership, delivered possession of the golf course to us pursuant to a lease termination and transition agreement, until January 13, 2003, when we sold the golf course to H & M Investments of Clearwater, Inc., for total consideration of $2.3 million.

        In light of the above facts and circumstances and consistent with management's valuation assessments applicable since the third quarter of 2000, when we recorded the first impairment loss on our golf course assets, we have included for the twelve months ended December 31, 2002, a net write-down of our golf course assets of approximately $6,357,000. (See Note 2 to the consolidated financial statements, "Adjustment to Liquidation Basis of Accounting.")

Financial Information About Industry Segments

        See the Consolidated Financial Statements and notes thereto referred to in Item 8 on this Form 10-K for the financial information required to be included in response to this Item.

Employees

        At March 24, 2003, we had 9 full-time employees, 2 part-time employees and 2 contract employees used on an as-needed basis. We do not employ any staff at the golf courses that we manage, but instead we lease their services from an independent employee leasing company.

Environmental Matters

        Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of these substances, or the failure to remediate these substances properly when released, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. We have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of our golf courses, however, we are aware of potential environmental issues at our Sandpiper golf course as described below. At the time of our acquisition, all of our golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant. As a general rule, we do not update these Phase I environmental audits.

        Based on the results of the Phase I environmental audits performed at or about the time of our acquisition, we are not aware of any existing environmental liabilities that we believe will harm our business, assets, results of operations or liquidity, nor are we aware of any condition that could create such a liability, other than at the Sandpiper Golf Course (where our subsidiary has the benefit of an environmental indemnity from the Atlantic Richfield Company, as described below). We face the risk, however, that those Phase I environmental audits may have failed to reveal all potential environmental liabilities, that prior or adjacent owners may have created material environmental conditions not known to us or the independent environmental consultant, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) may result in the imposition of environmental liability. Although the participating leases provided that the lessees must indemnify us for certain environmental liabilities at the golf courses; no participating leases are currently in force.

        A significant portion of the Sandpiper Golf Course was previously an operating oil field and there is significant residual oil contamination on the property. In connection with the acquisition of the property, we obtained an indemnification from the Atlantic Richfield Company, or ARCO, in a form and in an amount that we believe is adequate to protect our subsidiary from liability for the contamination. If specified circumstances arise, ARCO or its successor in interest, will be obligated to enter the property and perform remediation. We are currently re-evaluating the environmental issues at or near the Sandpiper Golf Course in the context of our proposed sale thereof.

Government Regulation

        Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. When the golf courses were subject to participating leases, the lessees were responsible for any costs associated with ADA compliance. For those golf courses that we directly manage, we are responsible for related costs incurred at the golf courses.

Competition

        Our golf courses are subject to competition for players and members from golf courses owned by others and located in the same geographic areas. Changes in the number and quality of golf courses owned by others in a particular area have had a material adverse effect on the revenues of our golf course operators and, thus, on our ability to generate positive net cash flows.

Seasonality

        See Item 7 in this Annual Report for a discussion of golf course seasonality.

Foreign Operations

        We do not engage in any foreign operations or derive any revenue directly from foreign sources.

Website Access to Our Periodic SEC Reports

        Our internet address is www.golftrust.com. We make our periodic SEC reports (Form 10-Q and Form 10-K) and current reports (Form 8-K) available free of charge through a link to the SEC's website from our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web-site, as allowed by SEC rules.

        Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

  •
  Sandpiper Golf Course: "Top 25 Public Courses in the Nation," Golf Digest, 1992.

  •
  Country Club at Woodcreek Farms, "Best Courses By State," 19th in South Carolina, Golf Digest, 2000.

        As of March 24, 2003, our golf courses include 5.5 upscale daily fee courses, 4.0 resort courses and 2.0 private country club courses. Daily fee courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. Resort courses are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. We consider our daily fee and resort courses to be high-end golf courses because of the general condition of each golf course. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

        Four of our golf courses are located near Tampa, Florida at the Westin Innisbrook Resort, a destination golf resort that includes one of the largest hotel and conference facilities in the state. We hold a lender's interest in a participating mortgage on this Resort, which has been in default since October, 2001. These golf courses are near the Gulf of Mexico.

        We own a fee simple interest in each of the golf courses, with the exception of Mystic Creek, at which we are the ground lessee under a long-term ground lease, and the four golf courses at the

Westin Innisbrook Resort, where we are the first lender under a participating mortgage secured by the golf courses and all of the related facilities (other than the separately-owned condominium units comprising the hotel). Pursuant to the participating mortgage, we also hold an option, as the optionee, to purchase the Westin Innisbrook Resort and the related facilities at the maturity of the participating mortgage for the lesser of its fair market value or a pre-determined number of shares of our common stock. As described in Item 1 of this Annual Report, we are in the late stages of negotiating to acquire ownership of the Resort in lieu of foreclosing upon the participating mortgage, which is in default.

        Information regarding each of the golf courses owned by us or in which we have an interest as of March 24, 2003 is set forth on the following pages. In connection with our ongoing plan of liquidation, we are actively seeking buyers for all of our remaining golf courses, other than the Westin Innisbrook Resort (and other than courses currently subject to pending contracts).

Resort Courses

        Resort courses are daily fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of revenue from golf vacation packages. Some resort courses are semi-private, that is, they offer membership packages that allow members special privileges at the golf course, but also allow public play. As of March 24, 2003, we own interests in the resort courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Westin Innisbrook Resort
Copperhead Course	Palm Harbor, FL	18	7,087	1972
Island Course	Palm Harbor, FL	18	6,999	1970
Highlands North	Palm Harbor, FL	18	6,245	1971
Highlands South	Palm Harbor, FL	18	6,450	1977

High-End Daily Fee Courses

        We consider our daily fee courses to be high-end courses, generally based upon the quality and maintenance standards of the golf courses and the green fees, which are generally higher than other golf courses in their respective markets. Some high-end daily fee courses are semi-private because they offer membership packages but also allow public play. As of March 24, 2003, we own interests in the high-end daily fee courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Black Bear	Orlando, FL	18	7,002	1995
Mystic Creek	Milford, MI	27	6,802	1996
Sandpiper	Santa Barbara, CA	18	7,068	1972
Tierra Del Sol	Albuquerque, NM	18	6,351	1982
Wekiva	Orlando, FL	18	6,640	1975

Private Club Courses

        Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses, because the receipt of membership dues generally is independent of the level of course utilization. As of March 24, 2003, we own interests in the private club courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Stonehenge Golf Courses
Wildewood	Columbia, SC	18	6,751	1974
Woodcreek Farms	Columbia, SC	18	7,002	1997

The Participating Leases

        Our historical practice was to lease our golf courses to operators under participating leases. If the operator defaulted on the participating lease, one of our potential responses was to terminate the lease and manage the property directly. As of March 24, 2003, we are managing six distinct properties (7.5 golf courses) as a result of lease defaults by our tenants or pursuant to settlement agreements with our tenants. As of March 24, 2003, none of our golf courses remain subject to a participating lease.

ITEM 3. LEGAL PROCEEDINGS

        We are currently involved in, or within the past year we concluded, as applicable, the following material legal proceedings:

Significant Legal Proceedings

Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing, approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note that matured on December 19, 2002. We are now in the process of serving the defendants. The promissory note originated in connection with the sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers.

Mystic Creek Golf Course

        Golf Trust of America v. Township of Milford and Oakland County.    Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that such property (in which we have a long-term ground lease interest as ground lessee) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for a public purpose. Three cases have been pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000, 2001 and 2002). A fourth case (for prior years' tax assessments) was recently heard by the Michigan Court of Appeals, which affirmed the decision of the tax tribunal unfavorable to Mystic Creek Golf Club and Golf Trust. That decision by the Court of Appeals was appealed to the Michigan Supreme Court which decided not to consider the matter for further review. Accordingly, the prior decision of the Court of Appeals affirming a ruling by the Michigan Tax Tribunal that the Mystic Creek golf course is subject to ad valorem property taxation for the tax years 1997 and 1998 was upheld. The Michigan Supreme Court decision effectively ends the stays that were granted with respect to the outstanding Tax Tribunal matters for the subsequent tax years of 2000, 2001 and 2002. We will have certain filing requirements now that the condition for the stay has been eliminated, although no dates have been set as yet by the Tax Tribunal. We believe that our legal position in these matters is meritorious, although we are unable to predict the outcome at this time. Potential tax liability to us could be in excess of $500,000 in the event that the decision of the Tax Tribunal for the years 2000, 2001 and 2002 is not in our favor. We accrued $500,000 in the fourth quarter of 2001 in view of this contingency. The parties are presently engaged in settlement negotiations regarding the total tax liability.

        Separately, on November 1, 2001 the lessee surrendered the Mystic Creek Golf Course to us and we assumed its management. Since commencement of the lessee's Chapter 11 proceedings, more fully described in our prior SEC reports, the Mystic Creek lessee made payments to us in a total amount less than the total rent payments due under the participating lease. In May 2001, we filed a motion to compel the payment or escrow of rent and taxes due under the participating lease from and after May 2001. We made a claim for pre-petition rent and another claim for post-petition rent. The pre-petition claim covered approximately $700,000 of rent for the period September 1999 through February 2000, and another $1.2 million in "lease rejection damages." This claim was secured by collateral consisting of $543,000 in cash and 52,724 OP Units. The holding period required by the Bankruptcy Court for this collateral expired, and in May 2002 the cash and accrued interest totaling approximately $594,000 was applied to the outstanding obligations under the participating lease. On December 7, 2001 the Bankruptcy Court denied as moot our motion for payment of the post-petition claim after finding that Mystic Creek lacked the funds to pay the claim.

        In July 2002, we and the former lessee and affiliates of the former lessee settled a dispute over the disposition of certain personal property used in the operation of the golf course. Pursuant to the settlement, the former lessee agreed to transfer all of its interest in the personal property to us and we agreed to (1) apply all of the unapplied collateral to its pre-petition claim, (2) pay the former lessee $70,000, and (3) release the balance of the pre-petition claim and all of the post-petition claim. The settlement was approved by the bankruptcy court on September 20, 2002 and the company subsequently applied all of its collateral to its pre-petition claim. The remaining outstanding balance of approximately $48,000 was deemed uncollectible and written-off against the "Other" category of the accrued liquidation liabilities.

Osage National Golf Club

        The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law. On January 6, 2003, we filed a responsive memorandum. This matter is now in a position for ruling by the court and we would anticipate the ruling within a few months. In order to preserve potential unmatured claims against Osage National Golf Club, we filed, and on February 21, 2003, the court granted, a motion to dismiss without prejudice the counterclaim that had been filed against Osage National Golf Club. A dismissal without prejudice allows the plaintiff to re-file its claim at a later time. We are unable to assess the likely outcome of this case at this time.

Tierra Del Sol Country Club

        We have been operating this golf course through our wholly owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. All of the legal proceedings relating to the Tierra Del Sol golf course have been contractually resolved by the parties involved, pending the expiration of the applicable agreement.

        On September 20, 2000, Terence Mulvihill, a principal in the lessee and in the entity which previously owned the golf course, attempted to terminate our water rights lease Agreement at the golf course for (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We have responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002, in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and Golf Classic Resorts, LLC. Our complaint sought various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited, to requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution and leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill.

        On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC in which the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico. The term of this agreement is six months and GTA shall have the option to extend the term of the agreement for three additional six month periods. As a result of the parties entering into this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of the agreement.

Palm Desert Country Club

        We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced an action against us and GTA Palm Desert L.L.C. on November 20, 2001 in the Riverside County Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of litigation at this time. The court set a trial date of May 12, 2003, and a Mandatory Settlement Conference for April 11, 2003. Discovery is currently ongoing and the parties are in the process of scheduling a mediation.

Sandpiper Golf Course

        As reported in our most recent Form 10-Q, the two legal proceedings relating to the Sandpiper Golf Course have been determined in our favor or dismissed.

Wekiva Golf Club/Sweetwater Country Club

        On July 12, 2001, we entered into transition documentation with the lessees to take possession of Wekiva and Sweetwater, which included the receipt of a promissory a note from Todd Stottlemyre and Greg Gagliardi, guarantors of the participating leases; and, DPC Wekiva, L.C., and DPC Sweetwater, L.C., the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000. The promissory note matured on December 31, 2001. The co-borrowers failed to pay the obligations under the promissory note at maturity and on January 16, 2002 we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit, the State of South Carolina against DPC Wekiva, L.C., DPC Sweetwater, L.C., Todd Vernon Stottlemyre and Gregg Gagliardi, for collection of all sums due and owing under the promissory note. The defendants were served on February 19, 2002. On August 29, 2002, the court granted our motion for summary judgment and on September 9, 2002 awarded judgment against the defendants, jointly and severally, in the amount of $99,899 with post-judgment interest accruing at a rate of 13.5% per annum. On March 6, 2003, we filed a claim titled Golf Trust of America, L.P. v. DPC Wekiva, L.C.; et al in the Superior Court of the State of Arizona, Maricopa County, for enforcement of the judgment entered by the South Carolina Ninth Judicial Circuit Court. On March 21, 2003 we received an initial payment of $10,000 from Mr. Stottlemyre to indicate his good faith; he has informed us that he will pay us the balance of the judgment on April 18, 2003.

        On September 18, 2001, we completed the sale of Sweetwater Country Club to Sweetwater Golf & Country Club, Inc. for $3.25 million. As of March 24, 2003, we are still managing Wekiva Golf Club.

Bonaventure Country Club

        We sold the Bonaventure Country Club on July 12, 2002 to Tavor Holdings, LLC and the purchaser has been substituted for us as the plaintiff in the class action lawsuit described below. Accordingly, we are no longer involved in the lawsuit.

        The nature of the matter is a title claim concerning Bonaventure Golf Course. Specifically, the omission of a declaration of covenants running with the land, or the declaration, recorded on March 4, 1975, from the title insurance policy or the policy, written on First American Title Insurance Company and the potential assertion of rights, or challenge, by residents of the Bonaventure development as to the rights afforded residents of Bonaventure under the declaration. Certain residents have previously claimed that the declaration requires that one golf course should be operated for the exclusive use of residents of Bonaventure, and that the other golf course should be operated as a private recreational facility for the use by a select few of the residents of Bonaventure specially approved by the owner and subject to a private membership fee. Pursuant to the title policy we previously held as the owner of the golf course, the title insurer, at its expense, has engaged legal counsel to file a class action lawsuit naming the residents purportedly benefited or affected by the declaration, through class defendant representatives, for the purpose of quieting title to Bonaventure Golf Course by way of declaring the declaration as invalid and/or unenforceable. The lawsuit has been filed in the Circuit Court of Broward Country, Florida and service of process is proceeding. The title insurer has issued an indemnity letter to LandAmerica, which we are advised has been accepted by them as the basis for insuring the purchaser of Bonaventure Country Club.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was received on June 20, 2002. Our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against their alleged claim for the amount of our claim. Discovery is ongoing, and no trial date has been set. At this time we are unable to assess the likely outcome of this litigation.

Plan of Liquidation Action

        On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleges:

  •
  that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders;

  •
  that our officers defrauded the company in the renegotiation of their employment agreements; and

  •
  that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants.

The complaint's prayer section does not specify the damages plaintiff is seeking. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability. The case is now in the discovery stage. Recently the plaintiff indicated a desire to amend some of the factual claims in its complaint. Summary judgment motions must be filed by April 9, 2003 and trial is scheduled to begin June 23, 2003. The matter has been tendered to our directors and officers insurance carrier. At this time, we are not able to assess the likely outcome of this litigation.

Innisbrook Resort Condominium Owner Litigation

        The Innisbrook Resort serves as collateral for a $79 million non-recourse loan we made to the Resort's owner, Golf Host Resorts, Inc., in 1997. The owner/borrower has entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. The condominium owners (as plaintiffs) have initiated a legal action against our borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc., regarding various aspects of this arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

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

  •
  whether the guaranteed lease agreement is invalid by reason of such alleged coercion and economic duress and, if so, whether the condominium owners who entered into the guaranteed lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed lease agreement and the amount of income that would have been distributed to them had they remained subject to the master lease agreement;

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

        Neither GTA nor any of our affiliates is a party to this lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to (i) make any future participating mortgage payments to us (the borrower has not made any such payments to us since October 1, 2001), or (ii) enter into a settlement agreement with us regarding its participating mortgage default on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures our participating loan.

Other Litigation

        Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.    This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank that it has a perfected security interest in the OP Units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest Bank alleges that it acquired this security interest in April 1999. We redeemed the OP Units at issue in June 1999 as part of a settlement of various claims owing to the company. The Bank did not receive any proceeds of our redemption of the OP Units and asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. The parties have not commenced discovery. The court has issued a scheduling order, and the case is scheduled for trial on October 6, 2003. At this time, we are unable to assess the likely outcome of this litigation.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants,

Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. Since not all claims involved in this lawsuit have been disposed of, plaintiffs' time to appeal this ruling has not yet begun to run. Recent conversations with attorneys for the plaintiff indicate that the plaintiff is making efforts to resolve its remaining claims in this lawsuit. We do not know whether an appeal will be filed once the plaintiff resolves these claims. Because of the uncertainty of an appeal by plaintiffs, at this time we are unable to assess the likely outcome of this dispute.

        River's Bend Red-e-Mix, Inc. v. Golf Trust of America, LP.    This action was filed on July 19, 2002 in the United States District Court for the Western District of Missouri. This lawsuit involves a claim by River's Bend that we trespassed because patrons of Osage National Golf Course used a road that transverses property River's Bend claims to own. On October 18, 2002, the parties agreed to a joint memorandum of dismissal, by which River's Bend agreed to dismiss the lawsuit without prejudice. A dismissal without prejudice would allow River's Bend to re-file its claims at a later time. At this time, however, no further action is contemplated.

Routine Litigation

        In addition to litigation between lessor and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. Since we are now the operator of our remaining golf courses, except Innisbrook, we maintain insurance for these purposes. We are not currently subject to any claims of this sort that we deem to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on November 18, 2002. The only matter voted upon at the meeting was the selection of two directors to serve until the 2005 annual meeting of stockholders. The stockholders voted to re-elect Mr. W. Bradley Blair, II and Mr. Raymond V. Jones to the board of directors as follows:

Director	Shares Cast For	Authority Withheld
Mr. W. Bradley Blair, II	6,529,120	752,764
Mr. Raymond V. Jones	6,668,250	593,634

        There were no broker non-votes.

        In addition to the re-elected directors above, the following directors will continue in office:

Name	Term Expires
Mr. Scott D. Peters	2004
Mr. Roy C. Chapman	2004
Mr. Fred W. Reams	2003
Mr. Edward L. Wax	2003

Deadlines for Submitting Stockholder Proposals for our 2003 Annual Meeting

        We recently decided to delay the date of our next annual meeting until November 17, 2003. Any stockholder who meets the requirements of the proxy rules under the Securities Exchange Act of 1934 may submit proposals to be considered for inclusion in the proxy statement we will mail to our stockholders in connection with our 2003 annual meeting of stockholders. Any such proposal must be submitted in writing by notice delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401. Any such notice must be received by Friday, June 20, 2003 (which is 120 days prior to the anniversary of the mailing of our proxy statement for last year's annual meeting, which was also held in November).

        Stockholders wishing to present a proposal at the 2003 annual meeting of stockholders, but not wishing to submit such proposal for inclusion in the proxy statement, must provide us written notice between Monday, July 21, 2003 and Wednesday, August 20, 2003, inclusive (which are 120 days and 90 days, respectively, prior to the anniversary of last year's annual meeting). Any proposal received outside such period shall be considered untimely. Such written notice must be delivered or mailed by first-class United States mail, postage prepaid to the Secretary of Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401. The proposal must set forth the name and address of the stockholder, the text to be introduced, the number of shares held and the date of their acquisition, and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the meeting may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is listed on the American Stock Exchange under the symbol "GTA." Since our inception, we completed two underwritten public offerings.

        On March 24, 2003, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $2.37 per share.

        The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares
			Dividends per common share
	High	Low
2001:
First Quarter(1)	$9.10	$6.87	$0.25
Second Quarter(2)	8.79	7.55	0.25
Third Quarter	8.60	7.65	—
Fourth Quarter	7.82	4.06	—
2002:
First Quarter	6.45	4.42	—
Second Quarter	5.61	3.13	—
Third Quarter	3.34	1.31	—
Fourth Quarter	1.40	.93	—
2003:
First Quarter (through March 24, 2003)	2.70	1.35	—

(1)
This dividend was declared on April 13, 2001, but represents the first quarter dividend.

(2)
This dividend was declared on August 9, 2001, but represents the second quarter dividend.

Stockholder and OP Unitholder Information

        On March 24, 2003, we had 7,884,943 shares of common stock outstanding. As of March 10, 2003, those shares were held of record by 89 registered holders and by an estimated 2,900 beneficial owners. On March 24, 2003, we had outstanding 800,000 shares of our Series A preferred stock, all of which were held of record by a single holder.

        As a result of our UPREIT structure, our subsidiaries hold one OP unit in our operating partnership for each of our outstanding shares of common and preferred stock. On March 24, 2003, we had an additional 35,794 common OP units outstanding (excluding the 7,884,943 common OP units held by our subsidiaries), which were held of record by one limited partner. On that date we did not have any preferred OP units outstanding (excluding the preferred OP units held by our subsidiary).

Dividends

        We do not expect to pay any further dividends to our common stockholders until we have repaid all of our bank debt and completely redeemed our preferred stock.

        We agreed with our preferred stock holder that we will not pay any further common dividends without its consent until its preferred stock is redeemed, and distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our golf courses.

        In our credit agreement, as amended, we agreed that we would make no further distributions to our common or preferred stockholders or to our OP unit holders. As an exception to this rule, so long as we are not in default under the credit agreement, we may make regular dividend payments on the preferred stock, distributions necessary to maintain our REIT status (if applicable) or to avoid the payment of taxes resulting from the sale of our golf courses, and repurchases, redemptions or other acquisitions of OP units and common stock in connection with golf course sales permitted by our credit agreement.

        We did not make any distributions for the year ended December 31, 2002. Holders of common OP units receive distributions on a per unit basis equal to the per share distributions to owners of common stock, except that holders of common OP units issued after a distribution record date to partners other than GTA GP or GTA LP receive any distribution declared in respect of the following distribution period pro rata, based on duration of ownership during that dividend period.

        In order to maintain our historical qualification as a REIT, we were required to make annual distributions to our stockholders of at least 90% of our taxable income, excluding net capital gains (or 95% for taxable years commencing before January 1, 2001), among other requirements. Under certain circumstances, we could have been required to make distributions in excess of cash available in order to meet these distribution requirements. Based on our results of operations for year ended December 31, 2002, we would not have been required to make any distributions in order to prevent loss of REIT status under that requirement. A separate REIT rule requirement is that at least 95% of our annual gross income be derived from real property rents, mortgage interest and a few other categories of income specified in the tax code, which importantly do not include income from golf course operations. Although we did not intend to affirmatively revoke our REIT status, business conditions required us to begin operating golf courses in 2000 and the percentage of our gross income supplied by such operations increased in 2002 above the 5% ceiling. Consequently, we did not meet the 95% gross income test. Failure to meet this test caused us to fail to qualify as a REIT for the year 2002, which will prevent us from re-qualifying for at least four years. Accordingly, we are no longer subject to the annual distribution requirements.

Recent Sales of Unregistered Securities

        Under the operating partnership agreement, each of the limited partners (other than GTA LP), generally has the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. Upon limited partners' exercise of their redemption right, we have issued the following shares since January 1, 2002:

  •
  On March 26, 2002, we issued 94,340 shares of common stock to Stonehenge Golf, upon its redemption of an equal number of OP units.

  •
  On December 31, 2002, we issued 12,500 shares of common stock to W. Bradley Blair II, upon his redemption of an equal number of OP units.

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

Stock Repurchase Program

        Our stock repurchase program is no longer active following our stockholders' approved the plan of liquidation in 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The consolidated selected financial data set forth below presents the consolidated financial results of GTA, our operating partnership and our subsidiaries and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related notes, included in this annual report. The consolidated operating information set forth below for the periods in the three years ended December 31, 2002 and the consolidated balance sheet data as of December 31, 2002 and 2001, are derived from and qualified by reference to our audited financial statements included in this annual report. The consolidated operating information set forth below for the years ended December 31, 1999 and 1998, and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from and qualified by reference to our audited financial statements that are not included in this annual report. Additionally, the selected financial data for 2001 are presented separately for the period subsequent to adoption of the liquidation basis of accounting (May 23, 2001 to December 31, 2001) and prior to its adoption (January 1, 2001 to May 22, 2001) on the following page. Our historical results are not necessarily indicative of results for any future period.

		Period May 23, 2001 to December 31, 2001	Period January 1, to May 22, 2001	Year Ended December 31,
	Year ended, December 31, 2002
				2000	1999	1998
	Liquidation Basis		Going Concern Basis
	(all amounts in thousands, except per share amounts)
Consolidated Operating Information
Total revenue	$20,429	$17,566	$20,263	$56,398	$55,777	$44,384

Expenses:
Depreciation and amortization	—	—	—	18,294	17,299	11,667
General and administrative	3,632	4,003	5,631	7,843	6,098	5,416
Direct expenses from managed golf course operations	12,861	4,213	1,614	1,251	—	—
Costs associated w/pursuit of strategic alternatives and plan of liquidation	—	—	7,908	—	—	—
Interest income	(441)	(504)	(625)	(2,285)	(1,480)	(478)
Interest expense	5,379	6,822	7,920	18,816	15,603	9,673
Impairment loss	—	—	—	62,470	—	—
Loss (gain) on disposal of assets	—	—	(39)	—	—	370

Total expenses	21,431	14,534	22,409	106,389	37,520	26,648

Net income (loss) before minority interest	(1,002)	3,032	(2,146)	(49,991)	18,257	17,736
Income (loss) attributable to minority interest	—	—	(771)	(17,247)	7,026	7,130

Net income (loss) before adjustment to liquidation basis of accounting	(1,002)	3,032	(1,375)	(32,744)	11,231	10,606
Adjustment for liquidation basis of accounting	(8,557)	(36,109)	—	—	—	—

Net income (loss)	(9,559)	(33,077)	(1,375)	(32,744)	11,231	10,606
Preferred dividends	(1,850)	(1,388)	(462)	(1,850)	(1,383)	—
Dividends/distributions to common stock and operating partnership unit holders	—	(2,071)	—	—	—	—
Value of operating partnership units redeemed in sale of Golf Courses	(627)	(7,912)	—	—	—	—

Income (loss) attributable to common stockholders	—	—	$(1,837)	$(34,594)	$9,848	$10,606

Net change in net assets available to holders of common stock and OP unit holders	$(12,036)	$(44,448)	—	—	—	—

Earnings (loss) per common share:
Basic	—	—	$(0.20)	$(4.28)	$1.28	$1.39

Diluted	—	—	$(0.20)	$(4.28)	$1.27	$1.34

Weighted average common shares:
Basic	—	—	9,055	8,083	7,720	7,635

Diluted	—	—	9,055	8,083	7,734	7,905

Distribution declared per common share	—	$0.25	$0.25	$1.57	$1.76	$1.73

Distribution paid per common share	—	$0.75	$0.50	$1.32	$1.76	$2.14

Consolidated Cash Flow Information
Cash flows (used in) provided by operating activities	$(4,553)	$3,015	1,837	$26,569	$24,467	$30,593

Cash flows (used in) provided by investing activities	$24,247	$105,517	$40,804	$(2,545)	$(14,490)	$(201,504)

Cash flows (used in) provided by financing activities	$(26,466)	$(101,072)	$(39,797)	$(23,471)	$(7,963)	$157,834

Consolidated Supplemental Information
Weighted average common shares and OP units	—	—	12,703	12,903	12,990	13,052

	December 31,
	2002	2001	2000	1999	1998
	Liquidation Basis		Going Concern Basis
	(all amounts in thousands)
Consolidated Balance Sheet Information
Cash, receivables & other	$12,793	$22,894	$24,531	$33,050	$16,229
Net investments in golf courses	—	—	261,755	327,702	323,500
Mortgage note receivable	—	—	73,595	73,160	72,252
Real estate and mortgage note receivable—held for sale	143,963	175,267	—	—	—

Total assets	156,756	198,161	359,881	433,912	411,981

Mortgages and notes payable	69,003	95,469	224,750	223,085	210,634
Total liabilities	87,853	117,222	232,747	233,881	225,824
Minority interest	—	—	45,061	69,747	76,510
Preferred stock	20,000	20,000	20,000	20,000	—

Total stockholders' equity	—	—	82,073	130,284	109,647

Total liabilities and stockholders' equity	—	—	359,881	433,912	411,981

Total liabilities and preferred stock	107,853	137,222	—	—	—

Net assets available in liquidation	$48,903	$60,939	$—	$—	$—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following description of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this annual report.

        The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward- looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the SEC. We undertake no obligation to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," below, which you should review carefully.

Overview of Liquidation Basis of Accounting

        We adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001, the date on which our stockholders approved our plan of liquidation. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest in our operating partnership was reclassified to net assets because the holders of common limited partnership units, which we call OP units, do not have preferential distribution rights over the common stockholders.

        The valuation of our real estate held for sale as of December 31, 2002 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting is based on management's estimates as of December 31, 2002.

        An adjustment of $8,557,000 is included in the December 31, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect the following:

  •
  a $4,226,000 write-down of certain golf course assets;

  •
  a $2,000,000 additional liquidation liability accrual, ($1,000,000 for legal fees in part to consider the legal fees incurred in the prolonged Innisbrook settlement negotiations and the continuing Sandpiper sale negotiations and $1,000,000 in other liquidation fees related to diligence expenses incurred in the sale of our properties and other miscellaneous liquidation fees and expenses);

  •
  approximately $1,892,000 in capital expenditure commitments at our golf courses, primarily Eagle Ridge;

  •
  a $400,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged common stock that serves as collateral for these loans compared to the value at the time the shares were pledged, which was $8 per share); and

  •
  a net loss of $39,000 in the aggregate on the sales of certain golf course assets.

        There were no other adjustments as a result of our applying the liquidation basis of accounting for the twelve months ended December 31, 2002; however, due to the continued uncertainty of the golf course sales environment, in the second quarter, we reclassified the reserve for the Sandpiper working capital note of approximately $2.9 million, which was substantially collected in the third quarter, against the real estate and mortgage note receivable held for sale. The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at March 24, 2003 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral to us under a participating mortgage wherein our counter-parties are in default.

Application of Critical Accounting Policies

Liquidation Basis of Accounting

        As a result of our board of directors' adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our most significant estimate is the fair value of our interest in the Innisbrook Resort and its expected net free cash flow prior to its disposition.

Real Estate—Held for Sale

        Generally.    Prior to the adoption of the liquidation basis of accounting on May 23, 2001, we carried property and equipment at the lower of cost or fair value (except for the golf courses acquired from Legends Golf, which were carried at the prior basis of Legends Golf). Cost included purchase price, closing costs and other direct costs associated with the purchase.

        The valuation of real estate held for sale as of December 31, 2002 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Innisbrook Resort.

        We hold a participating mortgage, as the first lender, secured by the Innisbrook Resort. The mortgage is in default. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books at December 31, 2002, is $60 million, which is toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report. (The low end of Houlihan Lokey's orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). Our valuation assumes, among other things, that we will acquire direct ownership of the Resort by June 30, 2003 and that the Resort will successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). If we were to value the Innisbrook Resort at the low end of the immediate liquidation range (i.e., $40.5 million) rather than our current estimate of $60 million, our Net Assets in Liquidation (available to holders of common stock and OP units) would decrease from $48,903,000 to $29,403,000, which is equivalent to a decrease of $2.46 per outstanding share and OP unit.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting we are required to estimate and accrue the costs associated with implementing the plan of liquidation. These amounts can vary significantly due to, among other factors, the timing and actual receipt of proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid over the liquidation period.

Revenue Recognition

        With respect to our one performing participating lease at December 31, 2002 (i.e., Eagle Ridge Golf Club, which we have subsequently sold), we recognized rental revenue on an accrual basis over the term of the applicable participating lease. Recognition of contingent rental income is deferred until specified targets that trigger the contingent rent are achieved. Prior to our borrower's September 2001 default under the participating mortgage, we recognized interest income ratably over the term of the loan.

        With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period.

        Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2002 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.

Results of Operations

        Upon stockholders' approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between the results of operations for fiscal years in which we used a single accounting basis—namely 2000 (going concern basis) and 2002 (liquidation basis)—and the calendar year 2001, which is comprised of combined fiscal periods in which we used different bases—namely January 1, 2001 to May 22, 2001 (going concern basis) and May 23, 2001 to December 31, 2001 (liquidation basis). Although direct comparisons between these calendar years are presented below, as required by the rules of the SEC, we caution readers to keep the changed accounting basis in mind when reviewing the following comparisons.

Year ended December 31, 2002 compared to the combined periods ended December 31, 2001

        For the years ended December 31, 2002 and December 31, 2001, we recognized $20,429,000 and $37,829,000, respectively, in revenue from the managed courses, participating leases and the participating mortgage receivable. The decrease in revenues of $17,400,000, or 46.0%, was primarily due to lost rental revenue of approximately $17,039,000 from 23.5 of the 26.0 golf courses that were sold in 2001 and 3.5 of the 5.0 golf courses that were sold in 2002. In addition, the borrower under the participating mortgage continued to be in default, which resulted in lost interest income from the participating mortgage of approximately $6,777,000. We also experienced $2,393,000 in lost rental revenue from lessees that defaulted under their participating leases (and for which we repossessed the applicable golf course) through negotiated lease termination and transition agreements or through a termination as a result of a participating lease default, and which we were still managing at December 31, 2002). The operating revenue from the 12.0 golf courses that we managed during 2002 was $13,360,000. Due to the fact that we took over those golf courses at varying times throughout the year and sold 3.5 of those golf courses at varying times throughout the year, the average time the golf courses were managed by us was approximately seven months. The operating revenue from the 11.5 golf courses that we managed for an average of five months during 2001 was $4,892,000. These decreases are offset by net miscellaneous increases under the participating leases of approximately $341,000.

        Expenses totaled $16,493,000 and $23,369,000 for the years ended December 31, 2002, and December 31, 2001, respectively. The decrease of $6,876,000, or 29.4%, was primarily due to the adoption of the liquidation basis of accounting on May 22, 2001. Subsequent to the period ended May 22, 2001 (the date of our stockholders' approval of our plan of liquidation), we adopted the liquidation basis of accounting which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation. The general and administrative expenses not specifically related to the plan of liquidation were approximately $3,632,000 for the year ended December 31, 2002. For the year ended December 31, 2001, we incurred approximately $7,908,000 in costs associated with the plan of liquidation and $9,634,000 in general and administrative expenses not specifically related to the plan for liquidation. The decrease in general and administrative expenses was primarily due to a reduction in legal and professional fees in 2002 due to the resolution of lease termination negotiations, default proceedings, and related litigation on certain golf courses. The direct operating expenses from the 12.0 golf courses that we managed for an average of seven months during 2002 was $12,861,000. The direct operating expenses from the 11.5 golf courses that we managed an average of five months during 2001 was $5,827,000. A direct comparison can not be made as to the results of the managed courses due to the fact that the golf courses managed in 2001 are not the same set of golf courses managed in 2002. Additionally, we assumed management of the golf courses at varying times throughout the year and at varying times in the operating season of each golf course. Each golf course that was taken over was managed for varying periods of time depending on when each golf course was assumed and depending on when each golf course was subsequently sold, if sold prior to December 31, 2002.

        For the year ended December 31, 2002, interest expense was $5,379,000 compared to $14,742,000 for the year ended December 31, 2001. The decrease of $9,363,000 was due to the decrease of approximately $67,000,000 in average balance of outstanding debt for the four quarters of 2002 versus the average balance of outstanding debt for the four quarters of 2001 coupled with a decrease in the weighted average interest rate of approximately 2% due to several decreases in the prime interest rate in 2002.

        Due to lost rental revenue of $19,091,000 from golf courses that were sold, in default, or taken over in 2002 along with the adjustment for the liquidation basis of accounting of $8,557,000 that was recorded in 2002, we reported a net loss of $9,559,000 for the year ended December 31, 2002. This compares to a net loss for the year ended December 31, 2001 of $34,452,000 which was due to the adjustment for liquidation basis of accounting of $36,109,000 that was recorded for the period May 23, 2001 to December 31, 2001.

Combined periods ended December 31, 2001 compared to the year ended December 31, 2000

        As previously stated, due to the liquidation basis of accounting which was adopted on May 22, 2001 following the stockholders' approval of the plan of liquidation, direct comparisons cannot be drawn between the results of operations for the combined periods in 2001 (January 1, 2001 to May 22, 2001 under the going concern basis and May 23, 2001 to December 31, 2001 under the liquidation basis of accounting) and for the year ended December 31, 2000 (going concern basis).

        For the years ended December 31, 2001, and December 31, 2000, we recognized $37,829,000 and $56,398,000, respectively, in revenue from the participating leases and from the participating mortgage receivable. The decrease in revenues of $18,569,000, or 32.9%, was primarily due to lost rental revenue of approximately $13,848,000 from the 26.0 golf courses that were sold in 2001. In addition, the borrower under the participating mortgage was in default, which resulted in lost interest income from the participating mortgage of approximately $2,275,000. We also experienced $6,516,000 in lost rental revenue from lessees that had defaulted under their participating leases and were then in dispute proceedings (the most significant being the lessee at Sandpiper Golf Course) or courses which had been taken back by us through lease termination agreements. The operating revenue from the 11.5 golf courses that we managed for an average of five months during 2001 was $4,892,000, which compares to $932,000 for the 3.5 golf courses that we managed for an average of five months in 2000. The remaining decrease was due to the decrease in straight-line rents of approximately $151,000 due to the adoption of the liquidation basis of accounting which required that we write-off all unamortized straight-line amounts and such amounts were included in the adjustment for the liquidation basis of accounting. These decreases were offset by net miscellaneous increases under the participating leases of approximately $261,000.

        Expenses totaled $23,369,000 and $89,858,000 for the years ended December 31, 2001, and December 31, 2000, respectively. The decrease of $66,489,000, or 74%, was primarily due to the adoption of the liquidation basis of accounting on May 22, 2001 combined with a 2000 non-cash impairment loss of $62,470,000 to write-down our assets to their estimated fair value in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards, or SFAS, No. 121 and No. 114. We also did not recognize depreciation expense on our assets after September 30, 2000 as substantially all of our assets were deemed to be held for sale. Depreciation expense of $18,294,000 was recognized in 2000 prior to September 30, 2000. These decreases were offset by an increase of $7,908,000 of costs associated with the plan of liquidation and an increase of $1,791,000 in general and administrative expenses, which was primarily due to legal fees incurred in pursuit of legal remedies for the defaults under our participating leases. The direct operating expenses from the 11.5 golf courses that we managed for an average of five months during 2001 was $5,827,000 which compares to $1,251,000 for the 3.5 golf courses that we managed for an average of five months in 2000.

        For the year ended December 31, 2001, interest expense was $14,742,000 compared to $18,816,000 for the year ended December 31, 2000. The decrease of $4,074,000 was due to the decrease of $53,785,000 in the average balance of outstanding debt for the four quarters of 2001 versus the average balance of outstanding debt for the four quarters of 2000 coupled with several decreases in the prime interest rate in 2001.

        Due to the adjustment for the liquidation basis of accounting of $36,109,000 that was recorded for the period May 23, 2001 to December 31, 2001, we reported a net loss for the year ended December 31, 2001 of $34,452,000. This compares to a net loss for the year ended December 31, 2000 of $32,744,000, which was due to the non-cash impairment loss of our assets aggregating $62,470,000 that was recorded over the third and fourth quarters of 2000. The diluted loss per share for the year ended December 31, 2000 was $4.28.

Liquidity and Capital Resources

        Our ability to meet our obligations in the near term is contingent upon our ability to sell the assets necessary to repay our credit agreement by its maturity on June 30, 2003 or to obtain a further extension of the maturity date under our credit agreement. We currently estimate that we will be able to pay our obligations pursuant to the plan of liquidation, however, there can be no assurances of the outcome of such plan.

Year ended December 31, 2002 compared to the combined periods ended December 31, 2001

        Cash flow used in operating activities for the year ended December 31, 2002 was ($4,553,000) compared to cash flow provided by operating activities for the combined periods ended December 31, 2001 of $4,852,000. This reflects the net loss for both years, plus non-cash charges to income for adjustments to the liquidation basis of accounting, loan cost amortization, income applicable to minority interest, amortization of restricted stock compensation, straight line rents and interest, forgiveness of officer loans, increase in restricted cash and working capital changes. The significant decrease in cash flows from operating activities was primarily due to the lost revenue from the 26.0 golf courses sold in 2001 and the 5.0 golf courses sold in 2002 and from the golf courses that are in default under the participating mortgage at Innisbrook.

        The decrease in other assets was primarily attributed to the decrease in rents receivable due to golf course sales in 2001 and 2002, which was also the cause of the decrease in rents receivable from affiliates. The decrease in restricted cash of $573,000 was due to the release of approximately $593,000, which represented the Mystic Creek cash collateral, plus accrued interest, in which Bank of America had a security interest and was used to make a payment under our credit agreement. This decrease was offset by accrued interest on the Bank of America interest reserve in the principal amount $1,500,000.

        Our investing activities provided approximately $22,144,000 from the sale of 5.0 golf courses in 2002 and $140,650,000 in cash flow from the sale of 26.0 golf courses in 2001 offset by $2,123,000 in 2002 and $1,700,000 in 2001, used for golf course capital replacements primarily at Eagle Ridge and also at the Legends golf courses in 2001. Additionally, the decrease in 2002 notes receivable of approximately $4,226,000 was due to the payment of the outstanding principal received on the note receivable, which matured on June 2, 2002, for the parcel of land at the Sandpiper Golf Course that was sold in 1999 along with payments received on the Sandpiper working capital loan through the redemption of certain cash collateral instruments pledged by the former lessee. The decrease of $7,371,000 in 2001 was primarily due to payments in connection with the sale of certain golf courses.

        During the year ended December 31, 2002, our financing activities netted to a use of cash of approximately $26,466,000 which represents repayments of our outstanding debt under our credit agreement. This compares to a net use of cash of approximately $140,869,000 during the year ended December 31, 2001. In 2001, we repaid $107,231,000 of our outstanding debt under our credit agreement and paid off the principal balance of two notes payable totaling $22,050,000. In addition, in 2001, we made new officer loans of $1,703,000, realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000, incurred $6,000 in other costs related to the issuance of stock, and paid dividends and minority partner distributions of $9,889,000.

Combined periods ended December 31, 2001 compared to the year ended December 31, 2000

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

        The decrease in other assets was primarily attributed to the decrease in rents receivable due to golf course sales in 2001, which was also the cause of the decrease in receivable from affiliates. The increase in restricted cash of $2,124,000 was due to an interest escrow account of $1,500,000 pursuant to our credit agreement of July 25, 2001 and additional funds of approximately $580,000, which represents the Mystic Creek cash collateral in which Bank of America has a security interest, plus accrued interest on these amounts.

        Our investing activities provided approximately $140,650,000 in cash flow from the sale of 26.0 golf courses in 2001 offset by $1,700,000 used for golf course capital replacements, primarily at Eagle Ridge and the Legends golf courses. Additionally, the net decrease in notes receivable of approximately $7,371,000 was primarily due to payments in connection with the sale of certain golf courses. This activity compared to 2000 golf course capital additions of approximately $3,590,000 offset by $1,028,000 in principal payments received on the note receivable for the parcel of land at the Sandpiper Golf Course that was sold in 1999 and a decrease in the participating mortgage notes receivable related to the Westin Innisbrook facility of $17,000. The 2000 golf course capital additions include improvements of $870,000 at Eagle Ridge, $627,000 at Cypress Creek, $751,000 in the replacement of assets at Cooks Creek that were destroyed by a fire in 1999, and $1,342,000 in aggregate improvements at other golf courses in our portfolio.

        During the year ended December 31, 2001, our financing activities netted to a use of cash of approximately $140,869,000. We repaid $107,231,000 of our outstanding debt under our credit agreement and paid off the principal balance of two notes payable totaling $22,050,000. In addition, in 2001, we made new officer loans of $1,703,000, realized net proceeds from issuance of common stock under the employee stock purchase plan of $10,000, incurred $6,000 in other costs related to the issuance of stock, and paid dividends and minority partner distributions of $9,889,000. This compares to net cash used in financing activities of $23,471,000 in 2000. During 2000, we borrowed $2,000,000 under the unsecured line of credit, paid loan fees of $308,000 related to the extensions of the unsecured line of credit, made new officer loans of $261,000, paid principal payments on the note payable of $336,000, paid $31,000 in fees associated with the 1999 issuance of preferred stock and paid dividends and partner distributions of $22,176,000 net of a $45,000 equity adjustment for one partner. In addition, $2,425,000 in financing activities resulted from the redemption of OP unit collateral securing the lessees' performance under participating leases.

Restricted Cash

        The balance in restricted cash of $1,551,000 is comprised of $1,500,000, plus accrued interest of $30,000 that is being held in an interest-bearing escrow account pursuant to the terms of the credit agreement with our lenders. These escrowed funds may be used to pay interest on the credit agreement as a result of the Innisbrook owner's (our borrower under the participating mortgage) default in the payment of interest due under the Innisbrook participating mortgage, which occurred in November 2001, and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less at the time such default occurred or during its continuance. Also, in this account is $21,000, which represents dividends distributed in 2001 on certain shares of our common stock, that is being held in an interest-bearing account pursuant to the terms of the purchase and sale agreement for two golf courses that were sold in June 2001 for which these specific shares are pledged under.

Off Balance Sheet Arrangements

Generally

        As of December 31, 2002, we have no unconsolidated subsidiaries.

        Subsequent to January 1, 2002, we did not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referred to as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities (except potentially in connection with the Innisbrook Resort, as discussed next). Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Innisbrook Resort Financial Performance

        One of our most valuable assets is our interest as the lender in the participating mortgage secured by the Innisbrook Resort. The mortgage is in default. We are engaged in discussions to acquire ownership of the Innisbrook Resort, together with the business and assets of the resort's owner, Golf Hosts Resorts (and its various related parties associated with operations at the Innisbrook Resort). The consolidated financial results of these entities are discussed below. Upon the closing of such an acquisition, we expect to include these newly-acquired subsidiaries within our consolidated financial reporting group.

        Even though we have not yet acquired ownership of the Innisbrook Resort, we have based our calculation of the participating mortgage's liquidation value on an estimate of the future going-concern value of the Resort's operations, on the assumption that we will assume operations, hold and operate the property until operating revenues realize a modest recovery based on historical results and then sell the Resort as a going concern. We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed above. See "Application of Critical Accounting Policies."

        We expect to assume operations at the Innisbrook Resort in 2003. The Innisbrook Resort continues to suffer from the decline in the travel sector of the economy. As a result of reductions in corporate travel budgets and the lingering disruption to travel patterns initially caused by terrorist activities, including fewer flight choices, increased travel times and time-consuming airport safety procedures, Innisbrook room and golf bookings were below anticipated levels for 2002. Additionally, we currently do not expect to see any marked improvement until sometime in 2004 due to the continuing protracted delay in the economic recovery of the national economy and the impact of the war in the Middle East. Based upon the financial results submitted to us by Golf Hosts, the net operating income of the property for the twelve months ended December 31, 2002 was approximately $503,000, which is an increase from the same period in the prior year of approximately $2,110,000, or 131.3%. During the twelve months ended December 31, 2002, gross revenues declined approximately $6,995,000, or 14.7%, from the same period in the prior year. Room nights for the period were down by 16,000 or 15% while the average room rate also declined by $18.63 per room night or 12.2%. The combined reduction in room nights and an overall increase in average per room night spending at the resort of $1.57 or 0.4% resulted in the net reduction of gross revenues noted above. Total operating expenses before depreciation and amortization declined by approximately $5,203,000, or 12.4%, for the twelve months ended December 31, 2002 compared to the same period for the prior year. In addition, depreciation, amortization, income/loss on asset held for sale, and impairment of intangible assets declined in the aggregate amount of approximately $3,904,000.

        According to the borrower, in all operational areas of the Innisbrook Resort, utilization of the available amenities by the Resort's customers was markedly reduced. In addition to the reduction of the room nights noted above, rounds of golf and food and beverage covers served also declined. (The term "cover" is used in measuring quantity and/or utilization within the food and beverage function. Similar to a "round" of golf, a food and beverage "cover" refers to a plate or meal served to a single diner.) Golf rounds decreased by 17,229 from 126,402 rounds in 2001 to 109,173 rounds in 2002, or 13.6%, while actual gross revenues associated with the rounds played increased by $0.22 per round, or 0.2%. These differences in rounds sold and spending changes produced a reduction in golf revenue of approximately $1,791,000, or 13.4%, as compared to the prior year. Food and beverage covers served for the twelve months ended December 31, 2002 were 425,692 as compared to 578,975 for the same twelve months of the prior year. While the covers served were down by 153,283, actual spending related to these covers on a per cover basis increased by $9.30, or 41.5%, over the prior year. The net effect of the reduced covers sold and the increased spending per cover was an increase in Food and Beverage revenue of approximately $525,000, or 4%.

        These results are unaudited and are provided by our borrower and not generated internally. Accordingly, we can provide no assurance as to the accuracy of these financial results.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligation Table

        The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on the liquidity and cash flows of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

		Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Borrowings under Credit Agreement	$69,003	69,003	—	—	—
Liquor license note payable (applies to a certain managed golf course)	125				125
Operating lease agreements at the managed golf courses	1,235	405	634	196
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	37	28	9
Lease agreements for GTA corporate office	118	89	29

Total	$70,518	69,525	672	196	125

        Each type of contractual obligation listed in the table is discussed in more detail below.

        Credit Agreement.    On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and again at September 30, 2002. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which point the rate increased to the base rate plus 3% for the period October 1, 2002 until maturity.

        On December 31, 2002, we entered into the second amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to June 30, 2003. We paid a fee of 0.0833% on the outstanding balance at December 31, 2002 and we will pay a fee of 0.0833% on the outstanding balance on the first of each month until maturity on June 30, 2003 The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 3% until maturity.

        All of the other terms and conditions are substantially unchanged from the first amendment to our second amended and restated credit agreement. Due to the fact that after the sale of Eagle Ridge on January 30, 2003, we no longer have any golf courses operating under participating leases, the operating income financial covenant in our credit agreement is no longer applicable. However, if we are unable to pay our outstanding debt under our credit agreement when it matures on June 30, 2003 and the lenders do not consent to any request we may make for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt by the maturity date. If we fail to pay the debt by the maturity date, our lenders could initiate foreclosure proceedings or exercise other remedies against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining a favorable response from our lender to any subsequent request we may make for a further maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than the terms of our current credit agreement.

        Liquor License Note Payable.    On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricts prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007.

        Operating Lease Agreements.    In the normal course of operating the golf courses that we manage, we have entered into operating lease agreements to lease golf course maintenance equipment, golf course vehicles, golf carts, and office equipment at the managed courses. The terms of these leases range from twelve to sixty months.

        Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses.    In the normal course of operating the golf courses that we manage, we have entered into contracts for services such as advertising, waste management, equipment maintenance, software support, etc. The terms of these contracts range from twelve to twenty-four months, and in certain cases with renewal options annually.

        Lease agreements for GTA corporate office.    This represents the office space lease and the office equipment lease for the GTA corporate office.

Contingent Obligations

        Employment Agreements.    Under their amended and restated employment agreements, our senior executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of stockholders' approval of the plan of liquidation (which has already occurred) and the repayment of our credit facility. The executives are entitled to additional payments aggregating approximately $1,895,000 plus accrued interest upon the later of our repayment of our credit facility and the one-year anniversary of board adoption of the plan of liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments that we may make.

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

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their adequate total holdings of 199,415 (143,790 of Mr. Blair's and 55,625 of Mr. Peters') shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans due to the current computed value of the security based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. In 2002, we have recorded an allowance for doubtful accounts against this receivable in the aggregate amount of $400,000, which approximates the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2002.

        These loans mature at the earliest of the following times: (i) February 25, 2006; (ii) three years following termination of the borrower's employment with us; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell such common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the respective borrowers.

        Since July 30, 2002, the Sarbanes-Oxley Act of 2002 has generally prohibited us from making further loans, or modifying the terms of pre-existing loans, to our officers.

Commitments

        Capital Expenditure Reserve.    Historically, we leased our golf courses to affiliates of the prior owners and other operators under participating leases for an initial period of ten years with options allowing the lessee to extend the term of each lease up to six consecutive times for a period of five years each. From the minimum lease payments, we were generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for reimbursement of capital expenditures approved by us. The capital expenditure reserve was used for replacement and enhancement of the existing facilities and was allocated to short and long-term categories and, therefore, the balance was not currently available to the lessees. The aggregate commitment, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $385,000.

        Series A Preferred Stock.    On April 2, 1999, we completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. We contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

        Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the board of directors, on the 15th day of

January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of:

  •
  $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share), or

  •
  the cash dividend paid or payable on the number of shares of common stock into which a Series A preferred stock is then convertible (determined on each of the quarterly dividend payment dates referred to above).

        Series A Preferred Stock dividends currently accrue at a rate of $462,500 per quarter and as of December 31, 2002 we have accrued and not paid six quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2002). Under our Series A charter document, because we have six quarters of accrued and unpaid Series A Preferred dividends, the holder of the Series A Preferred Stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

        On February 22, 2001, we entered into a voting agreement with the holder of all of the shares of the Series A preferred stock. In that agreement we agreed, in the event that the requisite number of our common stockholders approved the plan of liquidation and the voting agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the shares without violating any legal or contractual obligations.

        Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A Preferred Stock by May 22, 2003 (which is the second anniversary of our stockholders' adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) will have the right to require us to redeem the Series A Preferred Stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A Preferred will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A Preferred shares are redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders.

Seasonality

        The golf industry is seasonal in nature because of weather conditions, with fewer available tee times in the rainy season and the winter months. Conversely, revenues fall at the Innisbrook Resort during the summer months as a result of the hot Florida weather being less appealing for group golf outings and vacation destination golfers along with the fact that business conventions and meetings are typically held October through April, when business persons are relatively less likely to be on family vacations. Innisbrook Resort revenues are generally greatest during the first quarter, with a strong fourth quarter as well due to a PGA event that is to be held there each October from 2003 through 2006. The effects of seasonality can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Under our prior (now defunct) participating lease structure, we expected to be insulated from the effects of seasonality in that the participating leases required our lessees to pay us base rent ratably throughout the year. Now that we manage most of our golf courses directly, we are experiencing some seasonal variability in our operating results, which seasonality is expected to increase in the event that we assume operations at the Innisbrook Resort.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        Our expectations about the amount of liquidating distributions we will make and when we will make them are based on many estimates and assumptions, one or more of which might prove to be less favorable than assumed, and substantially so. As a result, the actual amount of liquidating distributions we pay to our common stockholders might be below our Updated 2003 Range. In addition, the liquidating distributions might be paid later than we predict. Although we have attempted to account for these risks in our projected range of liquidating distributions, we might have underestimated their effects, and perhaps substantially so, and the projections which we prepared in March 2003 with input from our financial advisors might exceed actual results. Factors that could cause actual payments to be later or lower than we expect include the matters discussed in more detail below.

We may need to seek our lenders' consent to further extend the term of our credit agreement before it matures on June 30, 2003. If it becomes necessary to request a further extension and we are unable to further extend the maturity date, our liquidating distributions might be substantially reduced or delayed.

        As of March 24, 2003, we owed approximately $28.1 million (after deducting the balance of $1.5 million in our restricted-cash escrow account which must be applied toward the debt service) under our credit agreement, which matures on June 30, 2003. We may need to obtain our lenders' consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to any request we may make for a further extension, we might be compelled to sell assets at substantially reduced prices in order to repay our debt by the maturity date. If we fail to pay the debt by the maturity date, our lenders could initiate foreclosure proceedings against us, among other remedies available to them. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders' consent to any further maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable to us than the terms of our current credit agreement.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and other litigation being filed against companies such as ours. We have become involved in this type of litigation as a result of our plan of liquidation and the transactions associated with it. (See "Part II, Item 1—Legal Proceedings," in this annual report.) The litigation has been, and will likely continue to be, expensive and, even if we ultimately prevail, the process will divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in such litigation, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution in such event.

The borrower, Golf Host Resorts, Inc., under our $79 million participating mortgage on the Innisbrook Resort has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation among others. Consequently the current resale value of the participating mortgage is impaired. If we are unable to resolve the borrower's continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or prevented by court order and/or diminished by the pending litigation.

        Currently, the borrower on our $79 million participating mortgage loan is in monetary default due to its failure, commencing on November 1, 2001, to make base interest payments to us. We may in the future determine that additional non-monetary defaults exist. We have delivered a legal notice to the borrower accelerating the entire amount of the participating mortgage as a result of the borrower's default. We have also sent a legal notice to Westin regarding Westin's failure to comply with the terms of the subordination agreement, which Westin has contested, and we are attempting to negotiate a resolution with such parties. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin's management agreement with the borrower and our subordination agreement with Westin. This litigation might be expensive and time-consuming. We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. In a negotiated resolution, we might agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower and the advances under the Westin guarantee. If we agree to assume some of the borrower's liabilities, if any, to the homeowners (or other contingent liabilities), we will face the risk that our ultimate liability might be greater than we expected. In that case, a large verdict against us (or other contingent payout) would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

        The participating mortgage loan is a non-recourse loan, which means that following an event of default by the borrower we cannot bring a legal action directly against the borrower to compel payment, but instead our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units) and any other property of the borrower that has been pledged by the borrower to secure our loan to it. If we decide to pursue judicial foreclosure against the borrower, it would be expensive and time-consuming and there is a risk that the borrower might obtain judicial protection. Even if we obtain ownership of the Innisbrook Resort, we would face the difficult task of revitalizing its revenues. The terms of the management agreement with Westin require that Westin be retained as the operator of the resort after a foreclosure.

        As a result of these problems, the current resale value of our participating mortgage is impaired, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive, either (a) as repayment from the borrower, or (b) upon a sale of our lender's interest in the participating mortgage, or (c) upon a sale of the Innisbrook Resort following foreclosure, might be substantially less than the amount we are currently owed.

        Although we believe we may conclude a negotiated resolution with the borrower by the end of the second quarter of 2003 whereby the borrower's interest in the Innisbrook Resort is transferred to us or one of our affiliates, we can provide no assurance of a resolution or the timing thereof.

If the borrower under our participating mortgage declares bankruptcy, our efforts to foreclose upon the mortgage collateral (the Innisbrook Resort) could be substantially delayed and our recoveries reduced, which could delay and reduce our liquidating distributions.

        Under the federal bankruptcy code, the filing of a bankruptcy petition by or against the borrower under our participating mortgage would stay (i.e., temporarily suspend) our efforts to collect past due payments owed to us. In the case of our participating mortgage, a bankruptcy filing would also temporarily prevent our ability to commence or continue a judicial foreclosure action. Additionally, the bankruptcy trustee (or the borrower as debtor-in-possession) would have special powers to avoid, subordinate or disallow debts. In some circumstances, it is possible that our claims may be subordinated to financing obtained by the borrower subsequent to its bankruptcy.

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

        The legal proceedings necessary to resolve these issues would likely be time-consuming and expensive and might significantly delay our receipt of revenue from the affected asset.

If we are unable to retain at least one of our key executives and sufficient staff members to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

        Our ability to complete the golf course sales currently under contract, or subject to letters of intent, and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. It is important that we retain at least one of these key executives in order to potentially achieve favorable outcomes in our pending litigation and negotiations regarding the settlement of our borrower's default under the participating mortgage. We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets within the Updated 2003 Range. We face the risk that both of our key executives might resign. In particular, after the credit facility is paid-off, our executives may no longer have meaningful financial incentives to remain with our Company.

        If either executive resigns, we would consider hiring a replacement or replacements, which will likely delay any pending sales, and diminish the process of maximizing value in view of the replacement's or replacements' unfamiliarity with the assets and our counter-parties, and the material facts relevant thereto.

        Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain our key non-executive employees. Our employees may seek other employment rather than remain with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, the liquidating distributions may be delayed and might be reduced, perhaps in substantial ways.

If any of the buyers under our current sale agreements default, or if these sales do not otherwise close, our liquidating distributions might be delayed or reduced.

        As of March 24, 2003, we have entered contracts or non-binding letters of intent for the sale of two of our properties, or 2.5 of the golf courses (in 18-hole equivalents), we own or have interests in as described previously. All of these sales contracts are subject to closing conditions. If the non-binding letters of intent do not progress to binding sale agreements or if any of the transactions subject to sale agreements fail to close because of buyer defaults, failure of a closing condition or other reasons, we will have to identify and negotiate with new potential buyers for the assets, which we might be unable to do promptly or for the same purchase prices. We will also incur additional costs identifying buyers and negotiating new sale agreements for these assets that are not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced, perhaps in substantial ways.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

        Four of our properties, or 5.0 of the golf courses (in 18-hole equivalents), we have interests in are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for these golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals or any independent litigation risk assessments and we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 18, 2003 (i.e., the Updated 2003 Range) is neither an appraisal nor an opinion. Assumptions underlying that analysis may prove to be incorrect and, therefore, may overstate the ultimate net proceeds we will receive. For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

If we are unable to realize the value of a promissory note taken as part of any purchase price, our liquidating distributions might be reduced.

        In some golf course sales, we may agree to receive promissory notes from the applicable buyer as a portion of the purchase price to be paid to us. Promissory notes can be illiquid. If we are not able to sell the promissory note without a great discount, or in the case of a short-term note, if we hold it to maturity and the purchaser ultimately defaults, our liquidating distributions might be reduced.

Decreases in golf course values caused by prolonged economic recession and/or additional terrorist activity might reduce the amount for which we can sell our assets.

        The underlying value of our interests in golf courses might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

  •
  adverse changes in the economy, prolonged recession and/or additional terrorist activity against the United States or our allies or other war-time activities might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators' revenues (particularly destination resort golf course revenues) and diminishing the resale value of the affected golf courses;

  •
  increased competition, such as increasing numbers of golf courses being offered for sale in our markets or nationwide; and

  •
  changes in real estate tax rates and other operating expenses.

        Any reduction in the value of our golf courses would make it more difficult for us to sell our assets for the amounts and within the time-frames that we have estimated. Reductions in the amounts that we receive when we sell our assets could substantially decrease or delay the payment of distributions to stockholders, perhaps in substantial ways.

We have an interest in a golf course that we cannot sell without the consent of a third party. We might be unable to obtain its consent to sell this asset.

        We hold our interests in Mystic Creek Golf Course as lessee under a long-term ground sublease that we cannot assign without obtaining the consent of the lessor under that participating lease. We have assumed that we would be able to sell that participating lease as part of our plan of liquidation. However, the lessor under that participating lease may require us to make concessions to it in return for giving its consent, or may not allow us to sell the participating lease at all. Either event would reduce the amount of our distributions and potentially in a significant amount. On December 9, 2002, our operating partnership entered into a purchase and sale agreement respecting Mystic Creek Golf Course, but we have not yet obtained the consent to the sale from the ground lessor, a municipality, which is a condition to closing the transaction. Although we are seeking to obtain the consent, if we fail to do so, the buyer has a right to a return of its deposit in the amount of approximately $100,000.

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

Our recent loss of REIT status will expose us to potential income tax liability in the future, which could lower the amount of our liquidating distributions.

        In order to maintain our historical qualification as a REIT, at least 95% of our annual gross income was required to be derived from real property rents, mortgage interest and a few other categories of income specified in the tax code, which importantly do not include income from golf course operations. Although we did not affirmatively intend to revoke our REIT status, business conditions required us to begin operating golf courses in 2000 and the percentage of our gross income supplied by such operations increased in 2001 and surpassed the 5% ceiling in 2002. Consequently, we did not meet the 95% gross income test in 2002. Failure to meet this test caused us to fail to qualify as a REIT for the year 2002, which will prevent us from re-qualifying for at least four years. Accordingly, we are currently subject to federal income tax as a regular corporation.

        However, our operations resulted in a net operating loss for income tax purposes during 2002. Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2002. Based on our current projections and the availability of our net operating loss carry-forwards, we do not anticipate that we will incur a tax liability throughout our liquidation period. However, our actual results and tax liability could vary materially. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. These tax liabilities would reduce the amount of cash available for liquidating distributions.

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

  •
  if we fail to redeem the Series A preferred shares by May 22, 2003 (which we expect will not be financially feasible at that time);

  •
  if a legal judgment of at least $15 million is imposed by a court against us (or at least $10 million after we have fully repaid our credit facility);

  •
  if we make any further distributions to common stockholders or OP unitholders, except in limited specified circumstances;

  •
  if we fail to redeem the Series A preferred stock after we have sufficient sales proceeds to do so (as quantified in the voting agreement);

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

        At some point during our liquidation, as expressly permitted by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust and our corporate existence would terminate. The SEC has historically allowed liquidating trusts to stop filing quarterly reports on Form 10-Q and to file unaudited annual financial statements on Form 10-K. Accordingly, if the SEC were to grant similar relief to our successor liquidating trust we might realize substantial legal and auditing cost savings over the remainder of our liquidation, as well as general and administrative cost savings such as personnel costs, certain insurance costs, and printing and reporting costs of a publicly traded company, among others. However, the plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full.

        For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets, with any gains offset by available net operating loss carry-overs (discussed below). In addition, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder's basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

        In addition, it is possible that the fair market value of Innisbrook and the other assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder's gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the tax code.

        If we do not distribute our assets to a liquidating trust and, instead, continue to operate as a regular corporation until all of our assets are sold, we would recognize gains or losses upon the sale of assets for federal income tax purposes. Since we are no longer a REIT, we could be subject to income tax on any recognized gains. However, as of December 31, 2002, we believe we have sufficient net operating loss carryovers to offset any recognized gains. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. If a liquidating trust is formed, our net operating loss carryovers will not be available to reduce any gains recognized within the trust. However, the trust will have a tax basis equal to the fair market value of its assets at the date the liquidating trust is formed. Any gain recognized by the trust would thus be the result of either appreciation in the value of the assets during the time that they are owned by the trust, or an initial underestimation of the fair market value of the assets at the time the trust is formed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates. The total outstanding debt, at December 31, 2002, subject to interest rate exposure is $69.0 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $173,000 annualized increase or decrease in interest expense and cash flows (see Note 9 to our Consolidated Financial Statements for additional debt information). Although our participating mortgage loan receivable is also floating rate such that the periodic interest rate payments we are entitled to receive are subject to interest rate volatility, the participating mortgage has been in default since late 2001 and we do not currently expect it ever to be fully paid according to its terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page 70.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH OUR CERTIFIED PUBLIC ACCOUNTANT

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We are managed by a board of directors composed of six members. Four of our directors, who at all times have comprised a majority of the board, are independent of our management and receive no compensation, directly or indirectly, from our company other than for their services as directors. We refer to these four persons as our independent directors. The board also includes W. Bradley Blair II, who is our Chief Executive Officer and President, and Scott D. Peters, who is our Chief Financial Officer, Senior Vice President and Secretary. Subject to severance compensation rights under their amended employment agreements, officers serve at the pleasure of the board of directors.

        In 2002, the board met fourteen times and acted by unanimous written consent on two other occasions; the audit committee met seven times; the compensation committee met one time; and the nominating committee acted by unanimous written consent once. Each of the directors either attended or participated by telephone in at least 75% of the total number of meetings of the board of directors and of the committees of the board of which he was a member

        Set forth below is information about our current directors and executive officers:

Name	Age	Position	Year Elected to Board	Current Term Expires
W. Bradley Blair, II(1)	59	Chief Executive Officer, President and Chairman of the Board of Directors	1997	2005
Scott D. Peters	45	Chief Financial Officer, Senior Vice President and Secretary	1999	2004
Roy C. Chapman(1)(2)(3)	62	Independent Director	1997	2004
Raymond V. Jones(2)	55	Independent Director	1997	2005
Fred W. Reams(1)(2)(3)	60	Independent Director	1997	2003
Edward L. Wax(2)(3)	66	Independent Director	1997	2003

(1)
Nominating committee member

(2)
Audit committee member

(3)
Compensation committee member

Biographical Information

        W. Bradley Blair, II is our Chief Executive Officer, President, and Chairman of the Board of Directors. From 1993 until our initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm, specializing in real estate, finance, taxation and acquisitions. Mr. Blair received a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

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

        Raymond V. Jones is an independent director. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before such entity went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit is a publicly traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

        Scott D. Peters is our Chief Financial Officer, Senior Vice President and Secretary. He has been an officer of our company since our initial public offering in 1997. A stockholder vote elected Mr. Peters to the board of directors at the 2000 annual meeting and re-elected him to a three-year term at the 2001 annual meeting. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master-planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. Mr. Peters became a Certified Public Accountant and worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

        Fred W. Reams is an independent director. Since 1981 Mr. Reams has served as the President of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. Reams Asset Management Company employs a staff of 45 persons and manages approximately $16 billion in assets. In addition, Mr. Reams has served as President of the Board of Directors of the Otter Creek Golf Course since 1981. Otter Creek, located in Indiana and rated in the top 25 public courses by Golf Digest in 1990, recently expanded to 27 holes and has hosted several noteworthy tournaments, including multiple U.S. Open and U.S. Senior Open Qualifiers, four American Junior Golf Association Championships, The National Public Links Championship and over 20 state amateur championships. Mr. Reams received a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

        Edward L. Wax is an independent director. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax's employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the Board of Directors of Dollar Thrifty Automotive Group. Mr. Wax received a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Committees

        Audit Committee.    The board of directors has established an audit committee consisting of three independent directors. Mr. Jones is currently the chairman of the audit committee. The audit committee's role is to make recommendations concerning the engagement of independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our internal accounting controls. The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements in this annual report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. While financially literate under the applicable AMEX rules, the members of the audit committee are not professionally engaged in the practices of accounting or auditing. Members of the audit committee rely without independent verification on the information provided to them and on the representations made by management and BDO Seidman, LLP. Accordingly, the audit committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The audit committee's reviews, considerations and discussions do not assure that BDO Seidman's audit of our financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that our public accountants are in fact "independent."

        Compensation Committee.    The board of directors has established a compensation committee to determine compensation, including determining awards under our stock incentive plans, for our officers. The compensation committee consists of three independent directors. The current chairman is Mr. Chapman.

        Nominating Committee.    The board of directors has established a nominating committee to nominate individuals for election to the board of directors. The nominating committee consists of two independent directors and Mr. Blair. The current chairman is Mr. Blair. The nominating committee will consider nominees recommended by security holders. (A stockholder wishing to recommend a nominee should contact our corporate secretary, Scott D. Peters at (843) 723-4653).

        Other Committees.    The board of directors may, from time to time, form other committees as circumstances warrant. Such committees will have such authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law.

Director Compensation

        We pay our independent directors fees for their services as directors. independent directors receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically) and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director's fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. At the time of our initial public offering, and on the first four anniversaries of our initial public offering, our four independent directors received automatic annual grants of options to purchase 5,000 shares of our common stock at the stock's fair market value on the date of grant. Upon the fourth such grant, the shares available under our non-employee directors stock option plan were exhausted and the plan was not renewed. All outstanding directors stock options are currently "out of the money."

Directors and Officers Insurance

        We maintain directors and officers liability insurance. Directors and officers liability insurance insures our officers and directors from any claim arising from an alleged wrongful act by such persons while acting in their capacity as officers or directors of our company and also insures us, to the extent that we have indemnified the directors and officers for such loss.

Indemnification

        Our charter provides that we shall indemnify our officers and directors against certain liabilities to the fullest extent permitted under applicable law. Our charter also provides that our directors and officers be exculpated from monetary damages, to the fullest extent permitted under applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to provide us with copies of all the reports they file pursuant to Section 16(a).

        Based solely on a review of copies of those reports required by Section 16(a) and filed by or on behalf of our officers and directors or written representations that no such reports were required, we believe that during 2002 all of our officers and directors and stockholders owning greater that 10% of our common stock complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

        We currently have two executive officers, Mr. Blair and Mr. Peters. The following table sets forth 2000, 2001 and 2002 annual and long-term compensation to our executive officers:

Summary Compensation Table

	Annual Compensation						Long Term Compensation(2)
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other annual compensation			Restricted Stock Awards	Securities Underlying Options
W. Bradley Blair, II Chief Executive Officer, President and Chairman of the Board	2002 2001 2000	$365,760 359,583 338,910	— — —	$	— 3,397,645 —	(3)	— — —	— — —
Scott D. Peters Chief Financial Officer, Senior Vice President and Secretary	2002 2001 2000	203,200 197,826 180,752	— — —		— 1,544,039 —	(3)	— — —	— — —

(1)
Amounts shown for 2000 exclude performance related bonuses paid in the prior year. Amounts shown for all years exclude car allowances paid to Messrs. Blair and Peters in the amounts of $12,000 and $7,200 per year, respectively.

(2)
Amounts shown for 2000 exclude restricted stock and option awards made on January 30, 2000 in connection with the executives' 1999 performance.

(3)
We entered into written employment agreements with W. Bradley Blair, II, and Scott D. Peters at the time of our initial public offering, which have been amended and restated, most recently as of February 25, 2001. As amended and restated on February 25, 2001, the employment agreements provide that when the stockholders adopted a plan of liquidation (which occurred May 22, 2001), the executives became ineligible for further stock-based awards or compensation-committee determined performance bonuses. Instead, they received a retention bonus upon the effective date of the amended employment agreements equal to $1,233,907 for Mr. Blair and $660,921 for Mr. Peters, as well as accelerated vesting of all previously granted stock-based compensation and became eligible for two additional bonuses upon the company's achievement of predefined performance milestones. Such acceleration occurred on February 25, 2001 and the retention bonus payments were made shortly thereafter. In addition, on February 25, 2001, as a result of board adoption of the plan of liquidation, all of our outstanding loans to our executives, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, were forgiven pursuant to the terms of their existing promissory notes, see "Employment Agreements," below.

Option Grants for Last Fiscal Year

        The following table sets forth the stock options granted to each of the executive officers named in the above Summary Compensation Table in fiscal year 2002:

2002 Options Grants

Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Options Term
Individual Grants
	Number of Securities Underlying Options Granted	Percent of Total Options Granted in Fiscal 2000
Name			Exercise Price	Expiration Date
					5%	10%
W. Bradley Blair, II	—	—	—	—	—	—
Scott D. Peters	—	—	—	—	—	—

Option Exercises in 2002 and Year-End Option Values

        The following table shows that there were no option exercises during the fiscal year ended December 31, 2002 by any of our executive officers and it sets forth the exercisable and unexercisable options held by them as of December 31, 2002. The value of unexercised in-the-money options at December 31, 2002 is based on a value of $1.35 per share, the prior closing price of our common stock on the American Stock Exchange on December 31, 2002.

2002 Option Exercises and Year-End Holdings

			Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised In-The-Money Options at December 31, 2001(1)
Name	Shares Acquired on Exercise	Value Received
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Bradley Blair, II	—	—	640,000	—	—	—
Scott D. Peters	—	—	285,000	—	—	—

(1)
None of the options included in the table above were in-the-money on December 31, 2002.

Employment Agreements

        We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering, which have been amended and restated, most recently as of February 25, 2001, the day on which our board adopted the plan of liquidation. The amended and restated employment agreements of Messrs. Blair and Peters, as currently in effect, were filed as exhibits to our current report on Form 8-K, filed March 12, 2001. In summary, they include the following provisions.

        Salary.    The amended employment agreements provide for an annual base salary of $360,000 for Mr. Blair and $200,000 for Mr. Peters in 2001, with automatic annual cost of living increases based on the increase, if any, in the consumer price index.

        Bonuses.    Under the amended employment agreements, the executives' eligibility for normal performance bonuses and stock-based awards terminated upon stockholders' approval of the plan of liquidation. Instead, the amended employment contracts provide for the following bonuses: Retention Bonuses and Performance Milestone Bonuses, each as described below. The Retention Bonuses were agreed to in recognition of services rendered by the executives (including, without limitation, services rendered in assisting in the creation of the plan of liquidation, negotiating the agreements with Legends and our Series A preferred stock holder, and seeking to achieve resolutions of various issues with our lenders). Pursuant to their amended and restated employment agreements Messrs. Blair and Peters received cash Retention Bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services and pursuant to their amended and restated employment agreements, their options and restricted stock awards immediately vested in full at that time (however, all of the options are at the present time "out of the money"). Pursuant to the terms of the executives' existing promissory notes, which were not modified, the executives' debt to us, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, was automatically forgiven upon board adoption of the plan of liquidation on February 25, 2001. The amended and restated employment agreements also provide that Messrs. Blair and Peters will be entitled to the additional cash Performance Milestone Bonuses shown below, upon our achievement of the stated milestones.

	Payment*
Performance Milestone
	Blair	Peters
Stockholder approval of plan of liquidation (which has occurred) and repayment of all our debt**	$1,645,210	$881,228
Later of (a) repayment of all our debt** and (b) February 25, 2002, which is 12 months after board approval of the plan of liquidation	$1,233,907	$660,921

*
Plus interest from the date of stockholders' approval of the plan if liquidation.

**
Including debt of our operating partnership, but excluding routine trade creditor debt not yet due, and excluding debt that we have agreed to keep outstanding for the benefit of limited partners.

        Because of the way in which the Performance Milestones are defined, the entire Performance Milestone Bonus will be payable to each executive in one lump sum upon the repayment of all of our debt (including debt of our operating partnership, but excluding routine trade creditor debt not yet due, and excluding debt that we have agreed to keep outstanding for the benefit of limited partners).

        Term.    Under the amended and restated employment agreements, as a result of stockholders' approval of the plan of liquidation, the board has the right, upon 45 days notice, to terminate either executive with or without good reason (and without any obligation to pay further severance payments) following the later of (1) 18 months after board approval of the plan of liquidation, or (2) the date of the last Performance Milestone Bonus Payment. Prior to such date, if we terminate an executive without "good reason" or if an executive resigns for "good cause" we would likely be required to make additional payments to him pursuant to the amended and restated employment agreements. We would have "good reason" to terminate an executive's employment if he engaged in gross negligence, willful misconduct, fraud or material breach of his employment agreement. Each executive would have "good cause" to resign in the event of any material reduction in his compensation or benefits, material breach or material default by us under the applicable employment agreement or following a change in control of our company. The additional payment would be in the amount of any as yet unearned Performance Milestone Bonus Payments, plus the difference between the severance payments otherwise payable, on the one hand, and the amount of the executive's Retention Bonus and total Performance Milestone Bonus, on the other hand. Subject to such reduction, the severance payment would be equal to the executive's base salary on the date of termination plus bonus, with the bonus equal to the executive's average annual bonus for the years 1997 through 1999. The severance payments would be made for either the balance of the employment term or three years, whichever is longer.

        Extension of Non-Recourse Tax Loans Secured by Stock.    Upon each non-cash benefit payment (i.e., debt forgiveness and stock award acceleration) occurring concurrently with the board's adoption of the plan of liquidation, our executives incurred tax liability, but were unable to fund such liability by selling their GTA common stock because of federal securities law restrictions and other concerns. Pursuant to the amended and restated employment agreements, we extended to each executive a non-recourse loan in the amount necessary to cover such personal income tax liability. On the date it was made, each loan was secured by a number of shares of GTA stock with a then-current market value equal to the amount of the loan. Interest accrues at the applicable federal rate and is added to principal. Any distributions on the pledged shares prior to maturity is applied to loan service. Each executive has the right, prior to maturity, if the loan is then over-secured, to sell the pledged stock on the open market, provided that the proceeds are first applied to outstanding principal and interest on the loan.

Covenants Not to Compete

        In their amended and restated employment agreements, Messrs. Blair and Peters each agreed to devote substantially all of their time to our business and not to engage in any competitive businesses. They also agreed not to compete directly with us or in a business similar to ours during their employment. However, Mr. Blair may continue to invest with Mr. Young (a former director of our company) and his affiliates in certain residential real estate developments and resort operations. Mr. Joseph, our former Executive Vice President and Director of Acquisitions resigned from our company as of October 31, 1999 and executed a new covenant not to compete with us, as a part of his separation agreement, which expired on February 7, 2002.

Change of Control Agreements

        The amended and restated employment agreements of Messrs. Blair and Peters provide that each executive will have good cause to resign upon a change of control and, in that case, all of the executive's stock options and restricted stock would vest in full and the executive would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the plan of liquidation, as described under "—Employment Agreements," above. Our executives' amended and restated employment agreements provide that if any payment by or on behalf of our company or our operating partnership to either executive qualifies as an excess parachute payment under the tax code, we shall make additional payments in cash to the executive (so called gross-up payments) so that the executive is put in the same after-tax position as he would have been had no excise tax been imposed by the tax code.

        The separation agreement between us and our former Executive Vice President and Director of Acquisitions, David Dick Joseph, provided that his remaining shares of restricted stock would vest upon a change of control of our company. It also provided that his outstanding promissory notes to us would become non-recourse upon a change of control. This agreement defined change of control to include board adoption of a plan of liquidation. Accordingly, upon our board's adoption of the plan of liquidation on February 25, 2001, Mr. Joseph's remaining 12,500 shares of restricted stock vested and his promissory notes, in the outstanding amount of $775,224 on that date, became non-recourse. Due to the fact that these promissory notes became non-recourse, we did not expect Mr. Joseph to repay the principal value of the notes and deemed them uncollectible and charged the uncollectible amount as an expense in the first quarter of 2001. The 36,452 shares collateralizing these notes were cancelled on June 20, 2001.

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2002, our compensation committee members were Roy C. Chapman, Fred W. Reams and Edward L. Wax. Raymond V. Jones also routinely attended compensation committee meetings by invitation, as a result both our compensation committee and our audit committee were effectively composed of all of our independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table describes, as of March 24, 2003, the beneficial ownership of common stock and common OP units held by each of our directors, by each of our executive officers, by all of our directors and executive officers as a group, and by each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. This table shows beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within 60 days. However, for the sake of clarity, the table does not report beneficial ownership of OP units as beneficial ownership of common stock (even though all OP units are currently convertible into common stock), but instead reports holdings of stock and OP units separately. Each person named in the following table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401.

				Common OP units
	Common stock
					Percentage interest in operating partnership(2)
Name of beneficial owner	Number of shares of common stock	Percentage of shares of common stock outstanding(1)		Number of OP units
W. Bradley Blair, II	821,432(3)	9.64%		—	—
Scott D. Peters	340,625(4)	4.17%		—	—
Roy C. Chapman	25,500(5)	*		—	—
Raymond V. Jones	26,000(5)	*		—	—
Fred W. Reams	25,000(5)	*		—	—
Edward L. Wax	26,250(5)	*		—	—
Directors and officers as a group (6 persons)	1,264,807(6)	14.36%		—	—
AEW Capital Management, L.P.	961,704(7)	11.00	%(8)	—	—
DB Advisors, L.L.C. (formerly listed as Taunus Corporation)	786,800(9)	8.65%		—	—
Jan H. Loeb	561,300(10)	7.12%		—	—

*
Less than 1%

(1)
Based on 7,884,943 shares of common stock outstanding. In accordance with SEC rules, each person's percentage interest is calculated by dividing such person's beneficially owned shares by the sum of the total number of common shares outstanding, plus the number of shares such person has the right to acquire (including, for example, upon exercise of vested options, but excluding upon conversion of the separately shown OP units) within 60 days of March 24, 2003.

(2)
Based on 7,920,737 common OP units outstanding (including the 7,884,943 common OP units held by GTA's subsidiaries). Under the operating partnership agreement, the holders of OP units (other than GTA's subsidiaries) have the right to tender them for redemption at any time. Upon such a tender, either the operating partnership must redeem the OP units for cash or GTA must acquire the OP units for shares of common stock, on a one-for-one basis.

(3)
Mr. Blair's beneficial ownership includes options to purchase 640,000 shares of common stock, all of which have vested and are exercisable as of March 24, 2003; however, none of these options were in the money as of this date.

(4)
Mr. Peters' beneficial ownership includes options to purchase 285,000 shares of common stock, all of which have vested and are exercisable as of March 24, 2003; however, none of these options were in the money as of this date.

(5)
Includes options to purchase 25,000 shares of common stock; however, none of these options were in the money as of this date.

(6)
Includes options to purchase 1,025,000 shares of common stock, all of which have vested and are exercisable as of March 24, 2003; however, none of these options were in the money as of this date.

(7)
Amounts shown for AEW Capital Management, L.P. include 800,000 shares of our company's Series A convertible cumulative preferred stock held by its affiliate AEW Targeted Securities Fund, L.P., which shares are convertible into an aggregate of 761,905 shares of common stock. AEW Capital Management, L.P. beneficially owns an additional 199,800 shares of common stock. These entities' address is c/o AEW Capital Management, Inc., 225 Franklin Street, Boston, MA 02110. Information about AEW Capital Management, L.P. is included in reliance on its Schedule 13G filed with the SEC on April 16, 1999.

(8)
Our charter limits the number of our shares that may be owned by a single person or group, as defined under federal securities laws, to 9.8% of each class of outstanding equity. We refer to this restriction as our ownership limit. However, in cases where violation of the ownership limit would not have jeopardized our REIT status, our charter allowed our board to grant a waiver of the ownership limit. In connection with AEW's investment in our Series A preferred stock, we granted them a limited waiver from the ownership limit on April 2, 1999.

(9)
The Schedule 13G filed on February 14, 2002 by Taunus Corporation, a wholly owned subsidiary of Deutsche Bank AG, was amended by a Schedule 13G filed by Deutsche Bank AG on February 5, 2003. Deutsche Bank AG's address is Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany. Deutsche Bank AG reports that its subsidiary DB Advisors, L.L.C. has sole power to vote or to direct the vote of 786,800 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 786,800 shares and shared power to dispose or to direct the disposition of 0 shares. Information about DB Advisors, L.L.C. is included in reliance on the Schedule 13G filed with the SEC on February 5, 2003 by Deutsche Bank AG, of which DB Advisors, L.L.C. is a wholly owned subsidiary.

(10)
Mr. Loeb's address is 6610 Cross Country Boulevard, Baltimore, Maryland 21215. Mr. Loeb reports that he has sole power to vote or to direct the vote: of 540,600 shares, shared power to vote or to direct the vote of 20,700 shares, sole power to dispose or to direct the disposition of 540,600 shares and shared power to dispose or to direct the disposition of 20,700 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D filed with the SEC on January 16, 2003.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders' approval. The table presents the following data on our plans as of the close of business on December 31, 2002:

  (a)
  the aggregate number of shares of our common stock subject to outstanding stock options;

  (b)
  the weighted-average exercise price of those outstanding stock options; and

  (c)
  the number of shares that remain available for future option grants.

        For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Note 11 of our Notes to Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,190,000	$22.93	0
Equity compensation plans not approved by security holders	0	0	0

Total	1,190,000	$22.93	0

        Our employee stock purchase plan terminated as of the stockholders' approval of the plan of liquidation on May 22, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

        The compensation committee of the board has authorized us from time to time to make loans to our officers to help them pay their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements and to assist them to acquire our common stock on the open market. At February 25, 2001 Mr. Blair owed us a total of $2,164,000 at a weighted average annual interest rate of 5.45% and Mr. Peters owed us a total of $683,000 at a weighted average annual interest rate of 5.35%. These loans, plus additional loans totaling $100,000 ($65,000 to Mr. Blair and $35,000 to Mr. Peters) for the income tax liability related to the annual vesting of restricted stock that occurred on January 1, 2001 and January 30, 2001, were forgiven pursuant to the terms of the related promissory notes upon our board's approval of the plan of liquidation on February 25, 2001.

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

ITEM 14. CONTROLS AND PROCEDURES

Disclosure Controls

        Within the 90 days preceding the filing of this report, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company's internal controls subsequent to December 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

        The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page 70, which is incorporated herein by reference.

Exhibits

        The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

Reports on Form 8-K

        We did not file any current reports on Form 8-K during the fourth quarter of 2002.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Golf Trust of America, Inc.
Report of Management	71
Report of Independent Certified Public Accountants	72
Consolidated Statements of Net Assets as of December 31, 2002 and 2001 (Liquidation Basis)	73
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2002 (Liquidation Basis), Loss for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis), Changes in Net Assets for the Period May 23, 2001 to December 31, 2001 (Liquidation Basis) and Income (Loss) for the Year Ended December 31, 2000 (Going Concern Basis)	74
Consolidated Statements of Stockholders' Equity for the period January 1, 2001 to May 22, 2001 (Going Concern Basis) and for the Year Ended December 31, 2000 (Going Concern Basis)	75
Consolidated Statements of Cash Flows for the Year Ended December 31, 2002 (Liquidation Basis) for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to December 31, 2001 (Liquidation Basis) and for the Year Ended December 31, 2000 (Going Concern Basis)	76
Notes to Consolidated Financial Statements	77
Report of Independent Certified Public Accountants on Financial Statement Schedules	103
Consolidated Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation	104
Schedule IV—Mortgage Loans on Real Estate	105

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

        The financial statements have been audited to the extent required by generally accepted auditing standards in the United States of America by BDO Seidman, LLP, independent auditors.

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

W. Bradley Blair, II Chairman, President and Chief Executive Officer	Scott D. Peters Senior Vice President and Chief Financial Officer

March 24, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Stockholders
Golf Trust of America, Inc.

        We have audited the accompanying consolidated statements of net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related statements of changes in net assets and cash flows (liquidation basis) for the period from May 23, 2001 to December 31, 2001 and for the year ended December 31, 2002. In addition, we have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period from January 1, 2001 to May 22, 2001 (going concern basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As described in Note 1 to the consolidated financial statements, the stockholders of Golf Trust of America, Inc. approved a plan of liquidation on May 22, 2001, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to May 22, 2001 from the going-concern basis to a liquidation basis. Additionally, as described in Note 1, the plan of liquidation is subject to the Company's ability to pay the outstanding amount under its credit agreement by the due date or further extend the credit agreement as may be required.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries at December 31, 2002 and 2001, the results of their operations and their cash flows for the year ended December 31, 2000 and for the period from January 1, 2001 to May 22, 2001 (going concern basis), and the changes in their net assets and cash flows for the period from May 23, 2001 to December 31, 2001 and for the year ended December 31, 2002 (liquidation basis), in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

Charlotte, North Carolina March 19, 2003	BDO Seidman, LLP

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF DECEMBER 31, 2002 AND 2001 (LIQUIDATION BASIS)

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Real estate and mortgage note receivable—held for sale	$143,963	$175,267
Cash and cash equivalents	7,990	14,762
Restricted cash	1,551	2,124
Receivables—net	2,754	5,441
Other assets	498	567

Total assets	156,756	198,161

LIABILITIES
Debt	69,003	95,469
Accounts payable and other liabilities	3,927	4,768
Dividends payable	2,775	925
Reserve for estimated costs during the period of liquidation	12,148	16,060

Total liabilities	87,853	117,222

Commitments and Contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	107,853	137,222

NET ASSETS IN LIQUIDATION(available to holders of common stock and OP unit holders)	$48,903	$60,939

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED
DECEMBER 31, 2002 (LIQUIDATION BASIS), LOSS FOR THE PERIOD JANUARY 1, 2001 TO
MAY 22, 2001 (GOING CONCERN BASIS), CHANGES IN NET ASSETS
FOR THE PERIOD MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS)
AND INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS)

(in thousands, except per share data)

	Year Ended December 31, 2002	Period 1/1/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 to 12/31/01 (Liquidation Basis)	Combined(1) 2001	Year Ended December 31, 2000
Revenues
Rent from affiliates	$—	$6,539	$3,527	$10,066	$18,733
Rent	7,069	8,458	7,636	16,094	27,681
Mortgage interest	—	3,651	3,126	6,777	9,052
Revenue from managed golf course operations	13,360	1,615	3,277	4,892	932

Total revenues	20,429	20,263	17,566	37,829	56,398

Expenses:
General and administrative	3,632	5,631	4,003	9,634	7,843
Cost associated with plan of liquidation	—	7,908	—	7,908	—
Direct expenses from managed golf course operations	12,861	1,614	4,213	5,827	1,251
Impairment loss	—	—	—	—	62,470
Depreciation and amortization	—	—	—	—	18,294

Total expenses	16,493	15,153	8,216	23,369	89,858

Operating income(loss)	3,936	5,110	9,350	14,460	(33,460)
Other income (expense):
Interest income	441	625	504	1,129	2,285
Interest expense	(5,379)	(7,920)	(6,822)	(14,742)	(18,816)
Gain on disposal of assets	—	39	—	39	—

Total other income (expense)	(4,938)	(7,256)	(6,318)	(13,574)	(16,531)

Net (loss) income before minority interest	(1,002)	(2,146)	3,032	886	(49,991)
Net loss applicable to minority interest	—	(771)	—	(771)	(17,247)

Income (loss) before adjustment for liquidation basis	(1,002)	(1,375)	3,032	1,657	—
Adjustment for liquidation basis of accounting	(8,557)	—	(36,109)	(36,109)	—

Net loss	(9,559)	(1,375)	(33,077)	(34,452)	(32,744)
Dividends and distributions:
Preferred dividends	(1,850)	(462)	(1,388)	(1,850)	(1,850)
Dividends/Distributions to common stock and operating partnership unit holders	—	—	(2,071)	(2,071)	—
Value of operating partnership units redeemed in sale of golf courses	(627)	—	(7,912)	(7,912)	—

Total dividends and distributions	(2,477)	(462)	(11,371)	(11,833)	(1,850)
Net loss available to common stockholders		$(1,837)			$(34,594)

Net change in net assets available to holders of common stock and OP unit holders	(12,036)		(44,448)	$(46,285)

Net assets at May 22, 2001			105,384

Net assets at December 31	$48,903		$60,939

Basic loss per share		$(0.20)			$(4.28)

Weighted average number of shares—basic		9,055			8,083

Diluted loss per share		$(0.20)			$(4.28)

Weighted average number of shares—diluted		9,055			8,083

(1)
The combined column in the statement has been presented for convenience and is not intended to represent an annual total under generally accepted accounting principles.

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)
AND FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS)
(in thousands)

	Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Dividends in Excess of Accumulated Earnings)	Unearned Restricted Stock Compensation	Note Receivable From Stock Sale	Loans To Officers	Total Stockholders' Equity
Balance, January 1, 2000	800	$20,000	7,736	$78	$125,218	$(7,720)	$(1,530)	$(3,298)	$(2,464)	$130,284
Costs of preferred stock issuance	—	—	—	—	(31)	—	—	—	—	(31)
Issuance of restricted stock	—	—	55	—	949	—	(949)	—	—	—
Amortization and cancellation of restricted stock	—	—	—	—	—	—	935	—	—	935
Adjustments for minority interest in operating partnership	—	—	—	—	(4,530)	—	—	—	—	(4,530)
Conversion/redemption of OP units	—	—	372	4	8,858	45	—	(5,677)	—	3,230
Stock repurchase program	—	—	(10)	—	(167)	—	—	—	—	(167)
Loans to officers	—	—	—	—	—	—	—	—	(261)	(261)
Issuance of shares under employee stock purchase plan	—	—	2	—	19	—	—	—	—	19
Amortization of registration costs	—	—	—	—	(28)	—	—	—	—	(28)
Dividends	—	—	—	—	—	(14,634)	—	—	—	(14,634)
Net (loss)	—	—	—	—	—	(32,744)	—	—	—	(32,744)

Balance, December 31, 2000	800	$20,000	8,155	$82	$130,288	$(55,053)	$(1,544)	$(8,975)	$(2,725)	$82,073

Amortization and cancellation of restricted stock	—	—	—	—	—	—	1,544	—	—	1,544
Adjustments for minority interest in operating partnership	—	—	—	—	5,870	—	—	—	—	5,870
Conversion/redemption of OP units	—	—	954	(4)	(2,873)	—	—	—	—	(2,877)
Forgiveness of officer loans	—	—	—	—	—	—	—	—	2,847	2,847
Interest accrued on officer loans	—	—	—	—	—	—	—	—	(42)	(42)
Loans to officers	—	—	—	—	—	—	—	—	(1,703)	(1,703)
Issuance of shares under employee stock purchase plan	—	—	1	—	10	—	—	—	—	10
Amortization of registration costs	—	—	—	—	(6)	—	—	—	—	(6)
Dividends	—	—	—	—	—	(3,203)	—	—	—	(3,203)
Net (loss) for period	—	—	—	—	—	(1,375)	—	—	—	(1,375)

Balance, May 22, 2001	800	$20,000	9,110	$78	$133,289	$(59,631)	$—	$(8,975)	$(1,623)	$83,138

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
DECEMBER 31, 2002 (LIQUIDATION BASIS), FOR THE PERIOD JANUARY 1, 2001 TO
MAY 22, 2001 (GOING CONCERN BASIS) AND MAY 23, 2001 TO DECEMBER 31, 2001
(LIQUIDATION BASIS) AND FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS)
(in thousands)

	December 31, 2002	Period 1/01/01 to 5/22/01 (Going Concern Basis)	Period 5/23/01 to 12/31/01 (Liquidation Basis)	Combined(1) 2001	December 31, 2000
Cash flows from operating activities:
Net loss	(9,559)	$(1,375)	$(33,077)	$(34,452)	$(32,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	—	—	—	—	62,470
Adjustment to liquidation basis of accounting	8,557	—	36,109	36,109	—
Depreciation and amortization	—	—	—	—	18,294
Gain/on disposal of assets	—	(39)	—	(39)	—
Loan cost amortization	—	139	—	139	1,305
Straight-line interest and rent and other	(42)	152	(20)	132	(513)
Forgiveness of officer loans	—	2,847	—	2,847
Amortization of restricted stock compensation	—	1,544	—	1,544	935
Loss applicable to minority interest	—	(771)	—	(771)	(17,247)
Decrease (increase) in receivable from affiliate	—	66	1,627	1,693	(1,667)
Decrease (increase) in other assets	2,225	1,782	2,350	4,132	(1,300)
Decrease (increase) in restricted cash	573	—	(2,124)	(2,124)	—
(Decrease) increase in accounts payable and other liabilities	(690)	(2,508)	2,957	449	(2,964)
Decrease in liquidation liabilities	(5,617)	—	(4,807)	(4,807)

Net cash provided by (used in) operating activities	(4,553)	1,837	3,015	4,852	26,569

Cash flows from investing activities:
Golf course acquisitions and improvements	(2,123)	(826)	(874)	(1,700)	(3,590)
Net proceeds from golf course dispositions	22,144	40,383	100,267	140,650	—
Decrease in notes receivable	4,226	1,247	6,124	7,371	1,045

Net cash provided by (used in) investing activities	24,247	40,804	105,517	146,321	(2,545)

Cash flows from financing activities:
Net (repayments) borrowings on debt	(26,466)	(34,423)	(94,858)	(129,281)	1,664
Loan fees	—	—	—	—	(308)
Loans to officers	—	(1,703)	—	(1,703)	(261)
Net proceeds (costs) from issuance of preferred stock	—	—	—	—	(31)
Net proceeds from issuance of common stock	—	4	—	4	21
Redemption of operating partnership units	—	—	—	—	(2,425)
Distributions to minority partners	—	(935)	(127)	(1,062)	(7,543)
Dividends paid	—	(2,740)	(6,087)	(8,827)	(14,588)

Net cash used in financing activities	(26,466)	(39,797)	(101,072)	(140,869)	(23,471)

Net increase(decrease) in cash and cash equivalents	(6,772)	2,844	7,460	10,304	553
Cash and cash equivalents, beginning of period	14,762	4,458	7,302	4,458	3,905

Cash and cash equivalents, end of period	$7,990	$7,302	$14,762	$14,762	$4,458

Non-cash Investing and Financing Transactions
OP units and common stock redeemed in golf course dispositions	$535	$2,730	$53,973	$56,702	—
OP units converted to common stock or redeemed in foreclosure of OP unit collateral pledged by default lessees	$92	—	$643	—	$10,103
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$5,379	$7,920	$6,822	$14,742	$18,816

(1)
The combined column in the statement has been presented for convenience and is not intended to represent an annual total under generally accepted accounting principles.

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Plan of Liquidation Overview

Plan of liquidation background

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

        At the time we prepared our proxy statement soliciting stockholders' approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholders' approval on May 22, 2001. While we have made significant progress in meeting this initial expectation, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our proxy statement is now far less likely, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned.

        The golf industry continues to face declining performance and increased competition. Two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. We retained Houlihan Lokey, to advise us on strategic alternatives available to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement or foreclosing on the mortgage, we hold as the lender, encumbering the asset. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario Houlihan Lokey analyzed holding the asset until no later than December 31, 2005 to seek to realize a modest recovery in the financial performance levels based on historical financial results. Following receipt of Houlihan Lokey's report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification.

        We are in negotiations with the owner of the Innisbrook Resort regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure (see further discussion of the status of the negotiations in Note 4 to the Condensed Consolidated Financial Statements). However, we might be unable to reach any consensual resolution or settlement with the owner. Judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in the litigation, the owner might not meet its obligations to us or it might declare bankruptcy. If we decide to pursue judicial foreclosure, it would be expensive and time-consuming and there is a risk to us that the owner might obtain bankruptcy and/or other judicial protection. Even if we obtain ownership of the Innisbrook Resort, we expect to face the difficult task of seeking to realize a modest recovery in the financial performance levels.

Credit Agreement

        On December 31, 2002, our lenders extended the maturity of our credit agreement to June 30, 2003. As of March 19, 2003, we owed approximately $28.1 million (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary) under our credit agreement. Due to the impact of the depressed economy on the operating performance of our golf courses, we face an increased risk that we may not be able to satisfy our credit agreement when it comes due. An uncured event of default would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to do so, the lenders could foreclose upon and seek to sell our remaining golf courses. There is a risk that the lenders would not market the golf courses as effectively as we would and, therefore, achieve less attractive sales prices. To the extent that the net proceeds from sales conducted by the lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to stockholders would be lower. At the present time, we are seeking to repay our credit agreement by its maturity on June 30, 2003 which could be substantially achieved by the closing of the sale on Sandpiper. If we do not close this sale by June 30, 2003, we would seek to obtain a further extension to the term of our credit agreement before it matures (see Note 9 for further discussion). If our lenders do not consent to our request for an extension and we are not able to secure refinancing through another source, we might be compelled to sell assets at further reduced prices in order to repay our debt in a timely manner.

2.    Organization and Basis of Presentation

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, but through foreclosures on our participating leases we now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents; therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of March 19, 2003, we have interests in seven properties which represent 11.5 golf courses. We hold participating interests in 4.0 golf courses and direct, controlling interests in 7.5 golf courses. Seven and a half of these 11.5 golf courses are owned by us and four (i.e., the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. Of the 7.5 golf courses that we own, 6.0 are held in fee simple and 1.5 are held pursuant to a long-term ground lease. The 11.5 golf courses are located in Florida (6), South Carolina (2), Michigan (1.5), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. (GTA LP) holds a 99.5 percent interest in our operating partnership as of March 24, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Adjustments to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22,

2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest in our operating partnership was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of December 31, 2002 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management's estimates as of December 31, 2002. An adjustment of $8,557,000 is included in the December 31, 2002 consolidated statement of changes in net assets (liquidation basis) to reflect a $4,226,000 write-down of certain golf course assets; an increase in the liquidation liability accrual of $2,000,000 ($1,000,000 for legal fees in part to consider the legal fees incurred in the prolonged Innisbrook settlement negotiations and the continuing Sandpiper sale negotiations and $1,000,000 in other liquidation fees related to due diligence expenses incurred in the sale of our properties and other miscellaneous liquidation fees and expenses); approximately $1,892,000 in capital expenditure commitments at our golf courses, primarily Eagle Ridge; a $400,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share); and a net loss of $39,000 in the aggregate on the sales of certain golf course assets. There were no other adjustments as a result of our applying the liquidation basis of accounting for the twelve months ended December 31, 2002; however, due to the continued uncertainty of the golf course sales environment, in the second quarter, we reclassified the reserve for the Sandpiper working capital note of approximately $2.9 million, which was substantially collected in the third quarter, against the real estate and mortgage note receivable held for sale.

        The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at March 19, 2003 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral under a participating mortgage wherein our counter-parties are in default.

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

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2001	Payments	Adjustments	December 31, 2002
Severance	$5,128,000	(53,000)	—	$5,075,000
Professional fees	5,541,000	(3,516,000)	1,000,000	3,025,000
Fees related to renegotiations of debt	—	(444,000)	444,000	—
Financial advisor fees	899,000	(305,000)	—	594,000
Capital expenditures	617,000	(2,123,000)	1,892,000	386,000
Other	3,875,000	(1,362,000)	555,000	3,068,000

Total	$16,060,000	$(7,803,000)	$3,891,000	$12,148,000

        Included in the accrued severance amounts above are payments due to our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $2,526,000 are payable upon the later of stockholder approval of the plan of liquidation (which has already occurred) and our repayment of our obligations under the secured credit facility with Bank of America, N.A. Additional payments to our executives aggregating approximately $1,895,000 are payable upon the later of the one-year anniversary of our board of directors' adoption of the plan of liquidation (which has already passed) and our repayment of our obligations under the secured credit facility. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments made.

        Included in the total payments under the Other category is a $700,000 payment representing the premium on an additional directors and officers insurance policy to cover a specified period following the expiration of our existing policy which expired on February 7, 2003; we may further extend the policy term for an additional premium.

3.    Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of GTA LP, Inc., our operating partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

        We consider all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value—Liquidation Basis

        We adopted the liquidation basis of accounting upon the stockholder approval of our plan of liquidation on May 22, 2001. From this date forward, all assets and liabilities have been stated at their estimated fair value and estimated settlement amounts. The estimated fair value has been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Business Risk Concentration

        We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000 per institution. At December 31, 2002 and 2001, we had amounts in excess of FDIC limits. We limit our risk by placing our cash and cash equivalents in a high quality financial institution.

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

Revenue Recognition

        With respect to our one performing participating lease at December 31, 2002 (i.e., Eagle Ridge Inn and Resort, which we have subsequently sold)(see Note 5), we recognized rental revenue on an accrual basis over the term of the applicable participating lease. Recognition of contingent rental income is deferred until specified targets that trigger the contingent rent are achieved. Prior to our borrower's September 2001 default under the participating mortgage, we recognized interest income ratably over the term of the loan.

        With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period. Initiation fees that are refundable are not recognized as revenue.

Income Taxes

        We provide for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

Accounting for Stock-Based Compensation

        We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In addition, we have adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation," which amends the disclosure requirements of SFAS No. 123. SFAS No. 148 had no impact on net assets or changes in net assets (liquidation basis). We use the intrinsic value method of accounting for our plan in accordance with Accounting Principle Board Opinion No. 25, and, therefore, recognize no compensation expense for stock options. Due to the adoption of the plan of liquidation and its respective timeline, the value of the 20,000 options that we issued in 2001 is not material to our financial results. We did not issue any stock options in 2002. Pro forma net income and earnings per share, as if the fair value method in SFAS No. 123 had been used to account for stock-based compensation, and the assumptions used for year ended December 31, 2000 are as follows. The EPS impact of the 20,000 options issued in 2001 was deemed immaterial.

For the year ended December 31, 2000
Loss (in thousands)
As reported	$(34,594)
Compensation expense	$ (647)
Pro forma	$(35,241)
Basic (loss) earnings per share
As reported	$ (4.28)
Compensation expense	$ (0.08)
Pro forma	$ (4.36)
Diluted earnings per share
As reported	$ (4.28)
Pro forma	$ (4.36)
Black-Scholes assumptions*
Fair market value of option granted	$ 3.38
Risk-free interest rate	6.49%
Dividend yield	9.07%
Stock volatility	42.12%
Expected option life	2.72 years

*
Weighted-averages

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

Earnings/Loss Per Common Share

        Earnings/loss per common share are presented for the periods prior to May 23, 2001 under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options, convertible preferred stock and OP units) that are dilutive. Common stock equivalents for the effect of dilutive stock options were -0- and -0- for the period ended May 22, 2001, and for the year ended December 31, 2000, respectively.

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

        Following September 11, 2001, the borrower informed us that due to the significant impact of the events of September 11th on the Resort's operating performance, the borrower might default on its mortgage payments to us. Shortly thereafter, the borrower's affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly golf course rent when due, in arrears, for September 2001. The borrower then failed to pay us interest when due, in arrears, for the month of

October 2001. On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease. On November 14, 2001 we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. (Subsequently, on June 30, 2002, the Lost Oaks participating lease was terminated and, on January 13, 2003 this golf course was sold). On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the borrower under our participating mortgage.

        On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it breached the subordination agreement.

        Also on March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating loan agreement. The participating mortgage loan is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. For the past 12 months, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below. We have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort in the process of obtaining title.

        We expect to finalize formal documentation of the global resolution by the end of the second quarter of 2003; however, we can provide no assurances as to the terms or timing of any global settlement.

5.    Dispositions

        From January 1, 2001 through March 19, 2003, we disposed of the following golf courses:

Property	City and State	Gross Sales Price (1)	18-Hole Equivalent	Closing Date
2001
Ohio Prestwick	Akron, OH	$6,350,000	1.0	1/4/01
Raintree	Akron, OH	4,300,000	1.0	1/4/01
Persimmon Ridge	Louisville, KY	5,200,000	1.0	2/15/01
Club of the Country	Louisburg, KS	2,655,000	1.0	3/16/01
Brentwood	White Lake Township, MI	2,600,000	1.0	3/20/01
Metamora	Metamora, MI	4,931,000	1.0	4/9/01
Silverthorn	Tampa, FL	4,250,000	1.0	4/12/01
Palm Desert	Palm Desert, CA	4,075,000	1.5	4/20/01
Woodlands	Gulf Shore, AL	6,400,000	1.0	5/1/01
Cooks Creek	Ashville, OH	4,000,000	1.0	5/16/01
Legends Virginia	Providence Forge and Williamsburg, VA	10,800,000	2.0	6/15/01
Eagle Watch	Atlanta, GA	5,850,000	1.0	7/6/01
Olde Atlanta	Atlanta, GA	7,800,000	1.0	7/6/01
Legends Properties(2)	Myrtle Beach, SC Pawley's Island, SC Sunset Beach, NC Omaha, NE	89,411,000	6.5	7/31/01
Sweetwater	Apopka, FL	4,000,000	1.0	9/18/01
Emerald Dunes	West Palm Beach, FL	16,900,000	1.0	9/7/01
Polo Trace	Delray Beach, FL	8,350,000	1.0	10/22/01
Cypress Creek	Boynton Beach, FL	4,100,000	1.0	11/28/01
Pete Dye	Bridgeport, WV	13,432,000	1.0	12/19/01

2001 sub-total		205,404,000	26.0

2002
Northgate Country Club	Houston, TX	10,875,000	1.5	5/8/02
Bonaventure Country Club	Ft. Lauderdale, FL	10,500,000	2.0	7/12/02
Osage National Golf Club	Lake of the Ozarks, MO	3,350,000	1.5	7/22/02

2002 sub-total		24,725,000	5.0

2003
Lost Oaks Golf Course	Palm Harbor, FL	2,300,000	1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	3.5	1/30/03

2003 sub-total (through March 24)		42,800,000	4.5

Grand Total		$272,929,000	35.5

(footnotes appear on following page)

(1)
Includes the value of common stock and/or OP units held by the buyer (or an affiliate) and cancelled in the sales transaction. Such OP unit valuations were agreed upon by the parties to each transaction and approved by our board of directors and, in certain cases, by our stockholders by their approval of the plan of liquidation. Some multi-course sales are shown at a single sales price if the purchase agreement did not separately allocate the consideration among the golf courses.

(2)
The Legends Properties are Legends, Heritage, Oyster Bay and Tiburon.

6.    Leases

        The non-cancelable leases generally provide that we receive the greater of base rent or participating rent. Participating rent is generally equal to the original base rent plus 33 1/3 percent of the difference between that year's gross golf revenue and the gross golf revenue at the golf course in the year prior to acquisition as adjusted in determining the original base rent. The base rent generally increases annually by the lesser of (i) 3% to 5% or (ii) a multiple of the change in the consumer price index. Annual increases in lease payments are generally limited to 5% to 7% during the first five years of the lease terms. Participating rent was $208,000 for the year ended December 31, 2000.

        Typically, we lease our golf courses to affiliates of the prior owners and other qualified operators under non-cancelable lease agreements for an initial period of ten years with options to extend the term of each lease up to six consecutive times for a period of five years. From the minimum lease payments, we are generally required to make available a reserve of 2% to 5% of the annual gross golf revenue of each course for capital expenditure reimbursement to the lessee subject to our approval. The capital expenditure reserve is used for replacement and enhancement of the existing facilities and is allocated to short and long-term categories and therefore the balance may not be currently available to the lessees. The aggregate commitment, which is included in our reserve for estimated costs during the period of liquidation, to fund further capital expenditures is $385,000.

        Of the remaining 16.0 (18-hole equivalents) golf courses in our portfolio at December 31, 2002, which were originally subject to participating leases or a participating mortgage, only 3.5 represented a performing participating lease at year-end. The participating leases have been terminated at 8.5 of these 16.0 golf courses which we are now managing, except 1.0 golf course which was sold subsequent to year-end, and we are currently in default proceedings with the mortgagee at the other 4.0 golf courses.

Lease Commitments

        In connection with the assumption of operations at the various golf courses, we assume related operating leases on golf carts, maintenance equipment and vehicles. These lease agreements expire at various dates through December 2007. We also lease our corporate facilities under an operating agreement that expires in April 2004. This agreement contains an additional two year renewal option. Future minimum lease commitments under non-cancelable leases at December 31, 2002 are as follows:

Year	Amount
2003	$495,000
2004	375,000
2005	288,000
2006	174,000
2007	21,000

Total	$1,353,000

7.    Commitments and Contingencies

Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing, approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note that matured on December 19, 2002. We are now in the process of serving the defendants. The promissory note originated in connection with the sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers.

Palm Desert Country Club

        We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced an action against us and GTA Palm Desert L.L.C. on November 20, 2001 in the Riverside County Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) breach of the covenant of good faith and fair dealing, and (3) intentional misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of litigation at this time. The court set a trial date of May 12, 2003, and a Mandatory Settlement Conference for April 11, 2003. Discovery is currently ongoing and the parties are in the process of scheduling a mediation.

Mystic Creek Golf Course

        Golf Trust of America v. Township of Milford and Oakland County.    Three separate but virtually identical cases are pending in which we have challenged the Township's and County's inclusion of the Mystic Creek Golf Course on the property tax rolls. We assert that such property (in which we have a long-term ground lease interest as ground lessee) is not subject to ad valorem property tax because it is land owned by a municipality (the City of Dearborn) and is operated as a concession for a public purpose. Three cases have been pending before the Michigan Tax Tribunal on this issue (for tax assessments for the years 2000, 2001 and 2002). A fourth case (for prior years' tax assessments) was recently heard by the Michigan Court of Appeals, which affirmed the decision of the tax tribunal unfavorable to Mystic Creek Golf Club and Golf Trust. That decision by the Court of Appeals was appealed to the Michigan Supreme Court which decided not to consider the matter for further review. Accordingly, the prior decision of the Court of Appeals affirming a ruling by the Michigan Tax Tribunal that the Mystic Creek golf course is subject to ad valorem property taxation for the tax years 1997 and 1998 was upheld. The Michigan Supreme Court decision effectively ends the stays that were granted with respect to the outstanding Tax Tribunal matters for the subsequent tax years of 2000, 2001 and 2002. We will have certain filing requirements now that the condition for the stay has been eliminated, although no dates have been set as yet by the Tax Tribunal. We believe that our legal position in these matters is meritorious, although we are unable to predict the outcome at this time. Potential tax liability to us could be in excess of $500,000 in the event that the decision of the Tax Tribunal for the years 2000, 2001 and 2002 is not in our favor. We accrued $500,000 in the fourth quarter of 2001 in view of this contingency. The parties are presently engaged in settlement negotiations regarding the total tax liability.

        Separately, on November 1, 2001 the lessee surrendered the Mystic Creek Golf Course to us and we assumed its management. Since commencement of the lessee's Chapter 11 bankruptcy proceedings (more fully described in our prior SEC reports), the Mystic Creek lessee made payments to us in a total amount less than the total rent payments due under the participating lease. In May 2001, we filed a motion to compel the payment or escrow of rent and taxes due under the participating lease from and after May 2001. We made a claim for pre-petition rent and another claim for post-petition rent. The pre-petition claim covered approximately $700,000 of rent for the period September 1999 through February 2000, and another $1.2 million in "lease rejection damages." This claim was secured by collateral consisting of $543,000 in cash and 52,724 OP Units. The holding period required by the Bankruptcy Court for this collateral expired, and in May 2002 the cash and accrued interest totaling approximately $594,000 was applied to the outstanding obligations under the participating lease. On December 7, 2001 the Bankruptcy Court denied as moot our motion for payment of this post-petition claim after finding that Mystic Creek lacked the funds to pay the claim.

        In July 2002, we and the former lessee and affiliates of the former lessee settled a dispute over the disposition of certain personal property used in the operation of the golf course. Pursuant to the settlement, the former lessee agreed to transfer all of its interest in the personal property to us and we agreed to (1) apply all of the unapplied collateral to its pre-petition claim, (2) pay the former lessee $70,000, and (3) release the balance of the pre-petition claim and all of the post-petition claim. The settlement was approved by the bankruptcy court on September 20, 2002 and the company subsequently applied all of its collateral to its pre-petition claim. The remaining outstanding balance of approximately $48,000 was deemed uncollectible and written-off against the "Other" category of the accrued liquidation liabilities.

Osage National Golf Club.

        The lawsuit, Osage National Golf Club, Inc. et al. V. Golf Trust of America, Inc. et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs' claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law. On January 6, 2003, we filed a responsive memorandum. This matter is now in a position for ruling by the court and we would anticipate the ruling within a few months. In order to preserve potential unmatured claims against Osage National Golf Club, we filed, and on February 21, 2003, the court granted, a motion to dismiss without prejudice the counterclaim that had been filed against Osage National Golf Club. We are unable to assess the likely outcome of this case at this time.

Plan of Liquidation Action

        On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleges:

  •
  that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants' fiduciary duties to stockholders;

  •
  that our officers defrauded the company in the renegotiation of their employment agreements; and

  •
  that the actions of the defendants in approving the payments under the employment agreements and the Legends transaction constituted a breach of our charter resulting in the unjust enrichment of certain individual defendants.

The complaint's prayer section does not specify the damages plaintiff is seeking. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability. The case is now in the discovery stage. Recently the plaintiff indicated a desire to amend some of the factual claims in its complaint. Summary judgment motions must be filed by April 9, 2003 and trial is scheduled to begin June 23, 2003. The matter has been tendered to our directors and officers insurance carrier. At this time, we are not able to assess the likely outcome of this litigation.

Other Litigation

        Hillcrest Bank v. Golf Trust of America LP.    This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank that it has a perfected security interest in the OP Units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest Bank alleges that it acquired this security interest in April 1999. We redeemed the OP Units at issue in June 1999 as part of a settlement of various claims owing to the company. The Bank did not receive any proceeds of our redemption of the OP Units and asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. The parties have not commenced discovery. The court has issued a scheduling order, and the case is scheduled for trial on October 6, 2003. At this time, we are unable to assess the likely outcome of this litigation.

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

Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. Since not all claims involved in this lawsuit have been disposed of, plaintiffs' time to appeal this ruling has not yet begun to run. Recent conversations with attorneys for the plaintiff indicate that the plaintiff is making efforts to resolve its remaining claims in this lawsuit. We do not know whether an appeal will be filed once the plaintiff resolves these claims. Because of the uncertainty of an appeal by plaintiffs, at this time we are unable to assess the likely outcome of this dispute.

Ordinary Course Litigation

        In addition to litigation between lessor and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provide that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. We are not currently subject to any claims of this sort that we deem to be material.

Events of Default under the Participating Lease and Participating Mortgage.

        In 2002, to facilitate the sales effort, we assumed operations at the following golf courses (some of which were subsequently sold) either pursuant to lease termination and transition agreements under which the lessees vacated the property or, in the case of Sandpiper, following conclusion of the arbitration proceedings related to the lease default: Stonehenge; Lost Oaks; and Sandpiper.

        Also, in 2002, we continued to manage the following golf courses (some of these golf courses were subsequently sold):

•	Black Bear	•	Bonaventure
•	Mystic Creek	•	Osage National Golf Club
•	Tierra Del Sol Golf Club	•	Wekiva

Defaults at Properties Currently Held for Sale

        Set forth below is a summary of the default activity at the golf courses we currently hold for sale (other than defaults that were cured by the lessee within its 10-day grace period or otherwise agreed):

        Sandpiper Golf Course.    This golf course is owned by Sandpiper-Golf Trust, LLC, which is a wholly-owned subsidiary of our operating partnership. All of the Sandpiper litigation was concluded in our favor. Following the conclusion of these proceedings we assumed operations at this golf course on June 28, 2002 and we have been operating it through our wholly-owned subsidiary Sandpiper-Golf Trust, LLC since that date.

        Innisbrook Resort.    The borrower under the participating mortgage remained in payment default during all of 2002. See the earlier description under "Note 4 to these consolidated financial statements" above.

        Stonehenge (Wildewood Country Club/The Country Club at Woodcreek Farms).    Following our notice of events of default for non-payment of rent, the participating lease between us and the lessee at these golf courses, Stonehenge Golf Development Company, LLC, was terminated as of March 25, 2002 and we took possession of these golf courses. We manage these golf courses, Wildewood and Woodcreek Farms, through our wholly owned subsidiary, GTA—Stonehenge, LLC. As a part of this transaction, we agreed to forgive lessee's obligation for unpaid rent for November 2001 through February 2002. Additionally we agreed to enter into a consulting agreement with Lyn Young, a principal of the lessee (and brother of our former director Larry Young), for a term of 12 months for an annual fee of $165,833, payable in increments of $13,819 per month which we ultimately did not enter in to due to the action that we filed noted below. Additionally, the lessee assigned to us its interest in certain pre-paid lease payments and other prepaid payments related to the construction of a new clubhouse and other amenities at Woodcreek, which amounts to total consideration of $292,667.

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

        Mystic Creek Golf Course.    The holding period required by the bankruptcy court for the cash collateral pledged by the lessee under the participating lease for Mystic Creek has expired; therefore, on May 3, 2002, the cash collateral, plus accrued interest, totaling approximately $594,000 was applied to the lessee's outstanding obligations under the participating lease. The 52,724 OP units and applicable dividend payments pledged as collateral by the lessee under the Mystic Creek participating lease were released by the bankruptcy court on September 20, 2002 and applied to the lessee's outstanding obligations. The remaining outstanding balance of approximately $42,000 was deemed uncollectible and was written off against the Other category of the liquidation accrual.

Update Regarding Defaults at Golf Courses Subsequently Sold

        Set forth below is a summary of default activity at golf courses we subsequently sold (other than defaults that were cured by the lessee within its 10-day grace period):

  •
  Osage National Golf Club.  We operated this golf course through a wholly-owned subsidiary, GTA—Osage, LLC, from November 1, 2000, when the lessee, Osage Golf Properties, L.L.C., a Missouri limited liability company, delivered possession of the golf course to us pursuant to a settlement agreement, until July 22, 2002, when we sold the golf course to Osage National Investment Group, LLC, for total consideration of $3.35 million.

  •
  Lost Oaks Golf Course.  We operated this golf course through a wholly-owned subsidiary, GTA—Lost Oaks, LLC, from July 1, 2002, when the lessee, Lost Oaks, L.P., a Delaware limited partnership, delivered possession of the golf course to us pursuant to a lease termination and transition agreement, until January 13, 2003, when we sold the golf course to H & M Investments of Clearwater, Inc., for total consideration of $2.3 million.

        In light of the above facts and circumstances and consistent with management's valuation assessments applicable since the third quarter of 2000, when we recorded the first impairment loss on our golf course assets, we have included for the twelve months ended December 31, 2002, a net write-down of our golf course assets of approximately $6,118,000 (including capital expenditure commitments). (See Note 2 to the consolidated financial statements, above, "Adjustment to Liquidation Basis of Accounting.")

8.    Receivables—Net

        Receivables—Net consists of the following:

	December 31, 2002	December 31, 2001
	Liquidation Basis	Liquidation Basis
	(in thousands)
Rent receivable	$553	$1,030
Note receivable for land sale	—	2,378
Loans to officers	1,255	1,613
Other miscellaneous receivables—net	946	420

Receivables—Net	$2,754	$5,441

        The rent receivable represents the rent due on the golf courses at the Eagle Ridge Inn & Resort at December 31, 2002. The note receivable for land sale that was scheduled to mature on June 2, 2002 was paid off in its entirety on May 31, 2002.

        The loans to officers includes a $400,000 reserve to reflect the difference between the computed value of our officers' pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share.

        The other miscellaneous receivables includes approximately $614,000 of member and other receivables of our managed golf courses, $326,000 in notes receivable taken in participating lease terminations, and $6,000 in insurance receivables. In estimating the fair value of receivables, management considers the term, security, interest rates, and collectability of the receivable.

9.    Debt

        Debt consists of the following:

	December 31, 2002	December 31, 2001
	(In thousands)
Credit Agreement
$69.0 million secured, with an interest rate of prime +3% per annum for a current effective rate of 7.25% per annum at December 31, 2002, which matures June 30, 2003	$69,003	$95,469

Total	$69,003	$95,469

Credit Agreement

        On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and related line of credit. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loan. Such payments will offset the quarterly scheduled principal payments. The non-default interest rate payable on the loan was equal to the higher of the federal funds rate plus 1.5%, or the prime rate plus 1% per annum. The loan to us under the second amended and restated credit agreement is secured by mortgages on substantially all of our golf courses and certain other assets. Each of our material subsidiaries is a guarantor under the credit agreement.

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

        On December 31, 2002, we entered into the second amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to June 30, 2003. We paid a fee of 0.0833% on the outstanding balance at

December 31, 2002 and we will pay a fee of 0.0833% on the outstanding balance on the first of each month until maturity on June 30, 2003. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 3% until maturity.

        All of the other terms and conditions are substantially unchanged from the first amendment to our second amended and restated credit agreement. Due to the fact that after the sale of Eagle Ridge on January 30, 2003, we no longer have any golf courses operating under participating leases, the operating income financial covenant in our credit agreement is no longer applicable. However, if we are unable to pay our outstanding debt under our credit agreement when it matures on June 30, 2003 and the lenders do not consent to any request we may make for a further extension, we might be compelled to sell assets at further reduced prices in order to repay our debt by the maturity date. If we fail to pay the debt by the maturity date, our lenders could initiate foreclosure proceedings or exercise other remedies against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining a favorable response from our lender to any subsequent request we may make for a further maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than the terms of our current credit agreement.

Restricted Cash

        The balance in restricted cash of $1,551,000 is comprised of $1,500,000, plus accrued interest of $30,000 that is being held in an interest-bearing escrow account pursuant to the terms of the credit agreement with our senior lenders. These escrowed funds may be used to pay interest on the credit agreement when the Innisbrook owner (our borrower under the participating mortgage) has defaulted in the payment of interest due under the Innisbrook participating mortgage, which occurred in November 2001, and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less at the time such default occurs or during its continuance. Also, in this account is $21,000 that is being held in an interest-bearing account pursuant to the terms of the purchase and sale agreement for two golf courses that were sold in June 2001.

10.  Preferred Stock

Series A Preferred Stock

        On April 2, 1999, we completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. We contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

        Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, as and if declared by the board of directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. Such dividends will be in an amount per share equal to the greater of:

  •
  $0.578125 per quarter (or $2.3125 per annum)(equal to an annual rate of 9.25% of the $25 price per share), or

  •
  the cash dividend paid or payable on the number of shares of common stock into which a Series A preferred stock is then convertible (determined on each of the quarterly dividend payment dates referred to above).

        Series A Preferred Stock dividends currently accrue at a rate of $462,500 per quarter and as of December 31, 2002 we have accrued and not paid six quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2002). Under our Series A charter document, because we have six quarters of accrued and unpaid Series A Preferred dividends, the holder of the Series A Preferred Stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

        On February 22, 2001, we entered into a voting agreement with the holder of all of the shares of the Series A preferred stock. In that agreement we agreed, in the event that the requisite number of our common stockholders approved the plan of liquidation and the voting agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the shares without violating any legal or contractual obligations.

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

        Prior to the termination of the employee stock purchase plans, the compensation committee of the board of directors determined compensation, including stock options and awards. Options were generally awarded with the exercise price equal to the market price at the date of grant and became exercisable in three to five years.

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

        In May 1997, we adopted the 1997 stock-based incentive plan, or the new 1997 plan. Under this new 1997 plan, the compensation committee is authorized to grant awards of up to 600,000 shares of our common stock. Option grants generally vest ratably over a period of three years from the date of grant and expire ten years from the date of grant. On January 30, 2000, 25,000 options were issued at an exercise price of $17.25 under this plan, leaving a remaining balance of 17,968 at December 31, 2002 available for options and restricted stock grants.

        On November 11, 1998, we adopted the 1998 stock-based incentive plan, or the 1998 plan. Concurrently with the plan approval, the compensation committee granted 350,000 of the authorized 500,000 options at an exercise price of $25.06. These options generally vest ratably over a period of five years from the date of grant and expire ten years from the date of grant. Eighty-eight thousand of these options were cancelled upon the resignation of our executive vice president in November 1999. In addition, 8,000 of the 44,000 shares that were granted in March 1999 were cancelled. On January 30, 2000, 145,000 options and 55,000 restricted shares were issued under this plan leaving a remaining balance of 2,000 shares available for grant at December 31, 2002.

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

        Pursuant to the terms of our officers' amended and restated employment agreements, dated as of February 25, 2001, we made additional loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, including principal and interest, was $1,655,000. Effective July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes due to the current computed value of the security based on the current net assets available to common shareholders. At December 31, 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amount of $400,000, which approximates the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2002. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower's employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower. We do not intend to make any additional loans to our officers.

Stock Option Plan Transactions

        No option shares were granted to employees or exercised in 2002 or 2001 while 20,000 option shares were granted to directors pursuant to the non-employee directors plan. Mr. Blair's and Mr. Peters' unvested options accelerated upon board approval of the plan of liquidation on February 25, 2001 (as provided in their employment contracts). All unvested options previously granted to other employees accelerated upon stockholder approval of the plan of liquidation on May 22, 2001

(as provided in section 6.2 of the New 1997 Employee Stock Option Plan and the 1998 Employee Stock Option Plan). Transactions involving the plans are summarized as follows:

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,262,332	$24.30
Granted	215,000	17.31
Exercised	—	—
Expired and/or canceled	—	—
Outstanding at December 31, 2000	1,477,332	23.36
Granted	20,000	7.85
Exercised	—	—
Expired and/or canceled	(23,666)	(25.75)
Outstanding at December 31, 2001	1,473,666	22.67
Granted	—	—
Exercised	—	—
Expired and/or canceled	(283,666)	(23.45)
Outstanding at December 31, 2002	1,190,000	$22.93
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Remaining Contractual Life (years)	Average Exercise Price	Shares	Price
$7.85	20,000	8.1	$7.85	20,000	$7.85
$16-$19	250,000	7.1	17.37	250,000	17.37
$21	210,000	4.1	21.00	210,000	21.00
$24-$26	615,000	4.9	25.28	615,000	25.28
$29	70,000	5.1	29.00	70,000	29.00
$32-$33	25,000	5.4	$32.13	25,000	$32.13
	1,190,000			1,190,000

Employee Stock Purchase Plan

        Effective March 1, 1998, we adopted an employee stock purchase plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period. Our employee stock purchase plan had an expiration date of February 28, 2008; however, this plan terminated upon the approval of the plan of liquidation by the stockholders on May 22, 2001. A total of 250,000 shares were available for purchase under this plan and a total of 9,393 shares have been issued as of December 31, 2002.

        Compensation expense related to our employee stock purchase plan was $-0-, $-0-, and $5,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

12.  Quarterly Financial Information (Unaudited)

        Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter ended,
	March 31	June 30	September 30	December 31
	(Liquidation Basis)
2002
Revenues
Rent	$1,961	$1,789	$1,659	$1,660
Revenue from managed golf course operations	2,771	3,613	4,140	2,836

Total revenue	4,732	5,402	5,799	4,496

Expenses
General and administrative	1,128	926	666	912
Direct expenses from managed golf course operations	2,563	3,731	3,496	3,071

Total expenses	3,691	4,657	4,162	3,983

Operating income (loss)	1,041	745	1,637	513
Total other income (expense)	(1,267)	(1,222)	(1,126)	(1,323)

Income (loss) before adjustment for liquidation basis	(226)	(477)	511	(810)
Adjustment for liquidation basis of accounting(1)	(860)	(401)	(2,705)	(4,591)

Net (loss) income	(1,086)	(878)	(2,194)	(5,401)
Preferred dividends	(462)	(463)	(462)	(463)
Dividends/distributions to common stock and operating partnership unit holders	—	—	—	—
Value of operating partnership units redeemed in sale of golf courses	(535)	—	(92)	—

Change in net assets available to holders of common stock and OP unit holders	$(2,083)	$(1,341)	$(2,748)	$(5,864)

(1)
The fourth quarter of 2003 includes an additional liquidation liability accrual of $2,000,000 ($1,000,000 for legal fees in part to consider the legal fees incurred in the prolonged Innisbrook settlement negotiations and the continuing Sandpiper sale negotiations and $1,000,000 in other liquidation fees related to diligence expenses incurred in the sale of our properties and other miscellaneous liquidation fees and expenses) and an additional $200,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share).

	Quarter ended,
	March 31	April 1 to May 22, 2001	May 23, to June 30, 2001	September 30	December 31
	Going Concern Basis		Liquidation Basis
2001
Revenues
Rent from affiliates	$4,115	$2,424	$1,759	$1,768	$—
Rent	5,272	3,186	2,087	3,209	2,340
Mortgage interest	2,324	1,327	868	2,258	—
Revenue from managed golf course operations	1,096	519	349	1,625	1,303

Total revenue	12,807	7,456	5,063	8,860	3,643

Expenses
General and administrative	4,246	1,385	332	971	2,700
Direct expenses from managed golf course operations	1,069	545	333	1,784	2,096
Costs associated with the plan of liquidation	7,350	558	0	—	—

Total expenses	12,665	2,488	665	2,755	4,796

Operating income (loss)	142	4,968	4,398	6,105	(1,153)
Total other income (expense)	(4,434)	(2,822)	(957)	(2,996)	(2,365)

Net income (loss) before minority interest	(4,292)	2,146	3,441	3,109	(3,518)
Income (loss) applicable to minority interest	(1,465)	694	—	—	—

Income (loss) before adjustment for liquidation basis	(2,827)	1,452	3,441	3,109	(3,518)
Adjustment for liquidation basis of accounting	—	—	(2,816)	(15,388)	(17,905)

Net (loss) income	(2,827)	1,452	625	(12,279)	(21,423)
Preferred dividends	—	(462)	(463)	(463)	(462)
Dividends/distributions to common stock and operating partnership unit holders	—	—	—	(2,071)	—
Value of operating partnership units redeemed in sale of golf courses	—	—	—	(7,909)	(3)

Net income (loss) available to common stockholders	$(2,827)	$990		—	—

Change in net assets available to holders of common stock and OP unit holders			$162	$(22,722)	$(21,888)

Basic earnings (loss) per share(1)	$(0.35)	$0.11		—	—
Diluted earnings (loss) per share(1)	$(0.35)	$0.11		—	—

(1)
The earnings (loss) per share calculation for the first quarter is based on the weighted average shares outstanding for that period. Since the adoption of the liquidation basis of accounting on May 23, 2001, earnings/loss per share was not computed, as such amounts are not deemed to be meaningful.

13.  Income Taxes

        We initially qualified as a real estate investment trust, commonly called a REIT, but we lost our REIT status in 2002. During the prior years in which we qualified as a REIT, we generally were not subject to federal income tax on the portion of our taxable income (or taxable gain) that we distributed to our stockholders. In order to maintain our qualification as a REIT under the tax code, among other tests, we had to derive at least 95% of our annual gross income from real property rents, mortgage interest and a few other sources specified in the tax code, which we refer to collectively as "rents from real property." Income from direct golf course operations generally does not qualify toward the 95% requirement and, thus, if we operated all of our golf courses directly we would not have been able to meet the 95% REIT gross income test. Accordingly, our historical business practice was to lease our golf courses to multiple independent lessees. Lease payments from our lessees qualified as rents from real property, even though our lessees ultimately derived their income from golf course operations.

        Although we did not affirmatively intend to revoke our REIT status, business conditions required us to terminate certain of our leases in cases where our tenants were in default and begin operating a few of our golf courses in 2000. These tenant defaults continued and increased in 2001 such that by late 2001 it became apparent that we would likely fail to qualify as a REIT in 2002. As expected, our 2002 gross income from golf course operations exceeded 5% of our overall 2002 gross income. Because our golf course operating income did not qualify as "rents from real property," we did not meet the REIT requirement that at least 95% of our annual gross income be derived from rents from real property. Failure to meet this test caused us to fail to qualify as a REIT in 2002, and we lost our REIT status retroactive to January 1, 2002. Under the tax code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, we will be subject to federal income tax on any net taxable income we earn (or net taxable gain we realize) throughout the remainder of our liquidation.

        During 2002 our operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on our 2002 operating revenues or our proceeds from 2002 property sales. Additionally, based on our current projections and the availability of our net operating loss carryovers, we do not anticipate that we will incur any federal income tax liability throughout our liquidation period. Our actual results and tax liability could vary materially from our estimates. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions.

        We did not pay any distributions for the calendar/tax year ended December 31, 2002. We have paid the following per share distributions to common stockholders for the calendar/tax years ended December 31, 2001 and 2000:

Year	Distribution paid Per share	Ordinary Income	Return of Capital
2001	$0.50	$0.00	$0.50
2000	1.32	1.28	0.04

        Deferred income tax assets (liabilities) as of December 31, 2002 and January 1, 2002 (the effective date of the conversion to a C-corporation) are as follows:

	December 31, 2002	January 1, 2002
	(in thousands)
Differences in the carrying value of golf course assets	$5,062	$19,575
Original issue discount on mortgage note receivable	2,173	2,134
Liquidation liability	3,374	4,532
Federal and state net operating loss carryforwards	14,533	4,519
Other	186	7

Sub-total	25,328	30,767
Valuation Allowance	(25,328)	(30,767)

Total net deferred tax assets	$—	$—

Included in deferred tax assets above are federal and state net operating losses of $40,670 and $31,700, respectively. These net operating losses expire at various dates through 2022.

        The provision for federal and state income taxes is made up of the following components:

Deferred Income Taxes
State	$828
Federal	4,611

Sub-total	5,439
Valuation Allowance	(5,439)

Total	$—

        Utilization of the deferred tax asset of $25,328, calculated above, is dependent on future taxable profits. Based on our current estimates through the remainder of our liquidation period, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

        The effective income tax rate is different from the federal statutory rate for the following reasons:

Federal	-34%
State income tax benefit, net of federal income tax rate	-2.2%
Valuation allowances	36.2%

Total	0.0%

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Directors and Stockholders
Golf Trust of America, Inc.

        The audits referred to in our report dated March 19, 2003 relating to the consolidated financial statements of Golf Trust of America, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

        In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

Charlotte, North Carolina March 19, 2003	BDO Seidman, LLP

Schedule III
Golf Trust of America
Real Estate and Accumulated Depreciation
December 31, 2002

					Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at End of period
	Initial Cost												Life on Which Depreciation in Latest Statement of Operation is Completed(3)
Property/Location	Encumbrances(4)	Land	Building & Improvements	Other	Improvements	Other(1)(2)	Land	Building & Improvements	Total(2)	Accumulated Depreciation	Date of Construction	Date Acquired
Eagle Ridge Inn & Resort—Galena, IL	$—	$7,087	$39,913		$6,979	$—	$7,087	$46,892	$53,979	$8,024	1977	5/22/1998	3-30 years
Sandpiper Golf Course—Santa Barbara, CA	—	2,668	33,832		833	(4,389)	970	32,320	33,290	2,421	1972	3/6/1998	3-30 years
Miscellaneous investments	—	5,632	35,675		2,266	—	5,632	37,941	43,573	6,850	Various	Various	Various
Improvement reclass to liquidation accrual					(2,248)				(2,248)
Asset write-downs	—					(27,336)	—		(27,336)		1974	12/19/1997	3-30 years

Total	$—	$15,387	$109,420		$7,830	$(31,725)	$13,689	$117,153	$101,258	$17,295

(1)
Includes Sale of parcel of land at Sandpiper Golf Course in June 1999

(2)
The balance of the Valuation Reserve, which was recorded to adjust golf course assets to estimated fair value, is approximately $27,366,000 at December 31, 2002.

(3)
Depreciation expense has not been recorded since the first quarter of 2001 because subsequently all assets were deemed to be assets held for sale.

(4)
All of these assets serve as collateral under our Credit Agreement.

Balance at beginning of period	$139,785
Additions during period:
Improvements, etc.	2,114
Other	293
Deductions during period:
Cost of real estate sold—net of valuation reserve	(31,544)
Reclass of write-down from notes receivable	(2,943)
Asset write downs	(4,226)
Improvements included in the liquidation accrual	(2,123)
Other	(98)

Balance at close of period	$101,258

Schedule IV
Golf Trust of America, Inc.
Mortgage Loans on Real Estate
December 31, 2002

Description	Interest Rate	Final Maturity Date	Prior Liens	Face Amount of Mortgage	Additional Tranche	Capitalized Mortgage Costs	Less: Write-down	Carrying Amounts of Mortgage	Principal Amount Of Loans Subject to Delinquent Principal or Interest
Golf Host Resorts, Inc.	10.854%-10.896%	6/20/2027	$—	$69,975,000	$9,000,000	$133,046	$19,108,046	$60,000,000	$78,975,000

Period Payment Terms

        Note receivable interest only of $752,638 at rates between 10.75% and 11.58% monthly with 5% annual increases continuing until 2002. Original face amount bears interest at 11.44% and the $9 million additional loan amount (Tranche I) bears interest at rates from 10.75% to 11.58% with 5% annual increases continuing until 2002.

        This mortgage serves as collateral under our credit agreement.

SIGNATURES AND POWERS OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on March 28, 2003.

GOLF TRUST OF AMERICA, INC.
By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II Chief Executive Officer

        Each of the undersigned officers and directors of Golf Trust of America, Inc. does hereby constitute and appoint W. Bradley Blair, II and Scott D. Peters, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2003
/s/ SCOTT D. PETERS Scott D. Peters	Chief Financial Officer, Senior Vice President, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003
/s/ ROY C. CHAPMAN Roy C. Chapman	Director	March 28, 2003
/s/ RAYMOND V. JONES Raymond V. Jones	Director	March 28, 2003
/s/ FRED W. REAMS Fred W. Reams	Director	March 28, 2003
/s/ EDWARD L. WAX Edward L. Wax	Director	March 28, 2003

CERTIFICATIONS

I, W. Bradley Blair, II, certify that:

1.
I have reviewed this annual report on Form 10-K of Golf Trust of America, Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	March 28, 2003
/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II Chief Executive Officer

I, Scott D. Peters, certify that:

1.
I have reviewed this annual report on Form 10-K of Golf Trust of America, Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003
/s/ SCOTT D. PETERS Scott D. Peters Chief Financial Officer

EXHIBIT INDEX

        Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

        The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2002 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this annual report.

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
3.3.4*	Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on March 19, 2003 and as currently in effect.

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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through March 24, 2003.
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
21.1*	List of Subsidiaries of Golf Trust of America, Inc.
23.1*	Consent of BDO Seidman LLP
24.1*	Powers of Attorney (included under the caption "Signatures")
99.1
Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company's definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).
99.2*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002..

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

QuickLinks

GOLF TRUST OF AMERICA, INC. Annual Report on Form 10-K for the Year Ended December 31, 2002
TABLE OF CONTENTS
Cautionary Note Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
Golf Course Dispositions since January 1, 2001
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH OUR CERTIFIED PUBLIC ACCOUNTANT
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
2002 Options Grants
2002 Option Exercises and Year-End Holdings
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2002 AND 2001 (LIQUIDATION BASIS) (in thousands, except per share amounts)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED DECEMBER 31, 2002 (LIQUIDATION BASIS), LOSS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS), CHANGES IN NET ASSETS FOR THE PERIOD MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS) AND INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS) (in thousands, except per share data)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS) (in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002 (LIQUIDATION BASIS), FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS) AND FOR THE YEAR ENDED DECEMBER 31, 2000 (GOING CONCERN BASIS) (in thousands)
GOLF TRUST OF AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SIGNATURES AND POWERS OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX