Form 10-Q
period 2003-03-31
GOLF TRUST OF AMERICA INC
filed 2003-05-15
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14 North Adger’s Wharf, Charleston, South Carolina 29401
(Address of principal executive offices) (Zip Code)

(843) 723-4653
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐

On May 7, 2003, there were 7,884,943 common shares outstanding of the registrant’s only class of common stock. On May 7, 2003, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 50.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2003
INDEX

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF MARCH 31, 2003 (unaudited) AND DECEMBER 31, 2002
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)

ASSETS
Real estate and mortgage note receivable — held for sale	$101,807	$143,963
Cash and cash equivalents	6,806	7,990
Restricted cash	1,554	1,551
Receivables — net	4,514	2,754
Other assets	508	498
Total assets	115,189	156,756

LIABILITIES
Debt	29,564	69,003
Accounts payable and other liabilities	4,161	3,927
Dividends payable	3,238	2,775
Reserve for estimated costs during the period of liquidation	10,701	12,148
Total liabilities	47,664	87,853

Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	67,664	107,853

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$47,525	$48,903

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS (LIQUIDATION BASIS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands, except per share data) (unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Revenues
Rent	$452	$1,961
Revenue from managed golf course operations	2,434	2,771
Total revenues	2,886	4,732

Expenses:
General & administrative	731	1,128
Direct expenses from managed golf course operations	2,305	2,563
Total expenses	3,036	3,691

Operating (loss) income	(150)	1,041

Other income (expense):
Interest income	56	157
Interest expense	(821)	(1,424)
Total other income (expense)	(765)	(1,267)

Loss before adjustment for liquidation basis	(915)	(226)
Adjustment for liquidation basis of accounting	—	(860)
Net loss	(915)	(1,086)

Dividends and Distributions:
Preferred dividends	(463)	(462)
Value of OP units redeemed in sale of golf courses and other settlements	—	(535)
Total dividends and distributions	(463)	(997)

Net change in net assets available to holders of common stock and OP units	$(1,378)	$(2,083)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(in thousands, unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Cash flows from operating activities:
Net loss	$(915)	$(1,086)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustment to liquidation basis of accounting	—	860
Straight-line interest, rent and other	—	(21)
Decrease (increase) in other assets	485	(741)
Increase in restricted cash	(3)	(3)
Increase (decrease) in accounts payable and other liabilities	319	(526)
Decrease in liquidation liabilities	(1,154)	(1,552)
Net cash used in operating activities	(1,268)	(3,069)

Cash flows used in investing activities:
Golf course improvements	(61)	(810)
Net proceeds from golf course dispositions	39,564	—
Decrease in notes receivable	20	6
Net cash provided by investing activities	39,523	(804)

Cash flows from financing activities:
Net repayments on debt	(39,439)	—
Net cash used in financing activities	(39,439)	—

Net (decrease) increase in cash	(1,184)	(3,873)
Cash and cash equivalents, beginning of period	7,990	14,762
Cash and cash equivalents, end of period	$6,806	$10,889
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$774	$1,424
Note receivable from sale of asset	$2,300	—
OP units redeemed as a non-refundable deposit in the sale of golf courses	—	$535

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Plan of Liquidation Overview

Plan of liquidation background

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders.

At the time we prepared our proxy statement soliciting stockholders’ approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholders’ approval on May 22, 2001. While we have made significant progress in meeting the expectation we had at the time that the proxy was prepared, the completion of the plan of liquidation within the time-frame set-out in the proxy has not occurred, and we now know that, as described below, realizing the range of liquidating distributions per share set forth in the applicable proxy statement is not likely, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned.

Since late 1999, the golf industry has experienced declining performance and increased competition. Two of the economic sectors most affected by the economic recession in the United States have been the leisure and travel sectors of the economy. Golf courses and, in particular, destination-resort golf courses, are at the intersection of these sectors. We retained Houlihan Lokey to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender’s mortgage interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our borrower or foreclosing on our borrower’s interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario Houlihan Lokey analyzed holding the asset until no later than December 31, 2005 to seek to realize a recovery in the financial performance levels based on historical financial results. Following receipt of Houlihan Lokey’s report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously determined to proceed with our plan of liquidation without modification.  In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors.   Following receipt of Houlihan Lokey’s updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed their decision to proceed with our plan of liquidation without modification.

We are in negotiations with the owner of the Innisbrook Resort regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure (see further discussion of the status of the negotiations in Note 4 to the Condensed Consolidated Financial Statements). However, we can provide no assurance as to whether we will be able to reach any consensual resolution or settlement with the owner. If no consensus resolution is reached, judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in any such litigation, the owner might not meet its obligations to us as might be ordered by the court or it might declare bankruptcy. If this occurs and we decide to pursue judicial foreclosure, it would likely be expensive and time-consuming and there is a risk to us that the owner might seek to obtain bankruptcy and/or other judicial protection. Even if we obtain ownership of the Innisbrook Resort, we expect to face the difficult task of seeking to realize a recovery in the financial performance levels.

Credit Agreement

On December 31, 2002, our lenders extended the maturity of our credit agreement to June 30, 2003. As of May 7, 2003, we owed approximately $25.1 million to our lenders (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary) under our credit agreement. Due to the impact of the depressed economy on the operating performance of our golf courses, we face an increased risk that we may not be able to pay off our debt under our credit agreement when it comes due. An uncured event of default would give our lenders the right to demand that we immediately repay all of our outstanding debt under our credit agreement. If we were unable to pay our debt as required, the lenders could foreclose upon and seek to sell our remaining golf courses. There is a risk that the lenders would not be motivated to market, and would not market, the golf courses as effectively as we would and, therefore, would achieve relatively less attractive sales prices for our assets. To the extent that the net proceeds from sales of our assets conducted by our lenders would be lower than the net proceeds from sales conducted by us, the amount available for our liquidating distributions to stockholders would be lower. At the present time, we are seeking to repay our credit agreement by its maturity on June 30, 2003 through the sales of our golf courses. Concurrently, we have initiated discussions with our lenders to seek to obtain a further extension to the term of our credit agreement before it matures. If our lenders do not consent to our request for an extension if it becomes necessary and we are not able to secure refinancing through another source, we might be compelled to sell, or seek to sell, assets at further reduced prices in order to repay our debt in a timely manner.

2.  Organization and Basis of Presentation

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, but through the repossession of our courses formerly encumbered by our participating leases we now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of May 7, 2003, we have interests in six properties which represent ten golf courses. We hold participating interests in four golf courses and direct, controlling interests in six additional golf courses. Six of these ten golf courses are owned by us and four (i.e., the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The six golf courses that we own are held by us in fee simple. The ten golf courses are located in Florida (6), South Carolina (2), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (GTA LP) holds a 99.5 percent interest in our operating partnership as of May 7, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Adjustment to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and its approval by our stockholders, as required we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest in our operating partnership was reclassified to net assets because the common OP unit holders do not have preferential distribution rights over the common stockholders. The valuation of real estate held for sale as of March 31, 2003 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of March 31, 2003. There were no liquidation basis of accounting adjustments for the three months ended March 31, 2003.

The net assets represent the assets available to our common stockholders and the remaining OP unit holder. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at May 7, 2003 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged to us as collateral under a participating mortgage wherein our counter-parties are in default.

Reserve for Estimated Costs During the Period of Liquidation

                                                Under the liquidation basis of accounting, we are required as an accounting matter to estimate and accrue the costs associated with implementing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimated and are expected to be paid out over the liquidation period.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2002	Payments	Adjustments	March 31, 2003

Severance	$5,075,000	$(15,000)	$—	$5,060,000
Professional fees	3,025,000	(921,000)	—	2,104,000
Financial advisor fees	594,000	(37,000)	—	557,000
Capital expenditures	386,000	(293,000)	—	93,000
Other	3,068,000	(181,000)	(74,000)	2,887,000
Total	$12,148,000	(1,447,000)	—	$10,701,000

Included in the accrued severance amounts above are payments due to our executives pursuant to their amended and restated employment agreements. Payments aggregating approximately $4,421,000 are payable upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A.  Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of any of the above payments earlier made.

Included in the total payments under the Other category above is a $105,000 payment representing the premium paid by us based upon an extension of the term of our original directors and officers insurance policy which expired on February 7, 2003 and was replaced by our current directors and officers insurance policy which expires on February 7, 2004.

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with (i) generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting following stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission, or the SEC. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that such information should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K, as amended, for the year ended December 31, 2002.

4.  Mortgage Note Receivable

In June 1997, our operating partnership closed and funded, as lender, an initial $69.975 million participating mortgage to Golf Host Resorts, Inc., an entity affiliated with Starwood Capital Group LLC. The participating loan is secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida. There is also additional collateral of excess land at the Innisbrook Resort. The operator of the resort, Westin Hotel Company, guaranteed up to $2.5 million of debt service at the Innisbrook Resort for each of the first five years of the term of the participating mortgage; this guarantee has been substantially funded. The initial loan of $69.975 million was increased by us by an additional $9 million loan to the borrower (creating a total principal loan amount of $78.975 million), which was used by the borrower for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

Pursuant to the terms of the participating mortgage, the loan term of the participating mortgage is 30 years from inception, with an initial base interest rate of 9.6% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

Golf Host Resorts, the borrower, used $8,975,000 of the proceeds of the loan to purchase 274,039 of our OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of Golf Host Resorts on March 3, 2000. These 274,039 shares of our common stock, plus 79,663 of the shares of our common stock that they purchased at the time we made the loan to them, plus 11,678 of the shares of our common stock formerly pledged by the borrower under the Lost Oaks participating lease (for a total of 365,380 shares) continue to be pledged as security for the borrower’s performance under the participating mortgage. Prior to the borrower’s default under the participating mortgage discussed below, we recognized interest income on a straight-line basis.

Following September 11, 2001, the borrower informed us that due to the significant impact of the events of September 11th on the Resort’s operating performance, the borrower might default on its mortgage payments to us. Shortly thereafter, the borrower’s affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly rent when due, for September 2001. The borrower then failed to pay us interest when due for the month of October 2001. On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease. On November 14, 2001, we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. (Subsequently, on June 30, 2002, the Lost Oaks participating lease was terminated and, on January 13, 2003, this golf course was sold). On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the borrower under our participating mortgage.

On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us on behalf of the borrower. Westin has contested our claim that it breached the subordination agreement.

Additionally, on March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged to us as collateral to secure our loan to the borrower. Since early 2002, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below. Pursuant thereto we have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort in the process of obtaining title. We are targeting the formal documentation of the global resolution by the end of the second quarter of 2003; however, we can provide no assurances as to the terms, timing or likelihood of any such global settlement.

5.  Commitments and Contingencies

Plan of Liquidation Action

On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleges:

•                                          that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants’ fiduciary duties to stockholders;

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

The complaint’s prayer section does not specify the damages plaintiff is seeking. All of the defendants moved to dismiss the complaint. In response to the motion filed by defendant Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability.  The parties have concluded the discovery phase of the case.  Before discovery closed, plaintiff moved for an order to extend the discovery deadline by two weeks, which the defendants opposed.  The court denied the motion.  Prior to the close of discovery, plaintiff moved to compel production of certain documents.  A hearing on that motion was held on April 9, 2003 and, on April 21, 2003 the court denied the plaintiff’s motion to compel.  Also, on April 9, 2003, we filed a motion for summary judgment based on plaintiff’s lack of standing to bring this derivative action and on the merits.  A hearing on that motion, which plaintiff has opposed, is scheduled for May 21, 2003.  The plaintiff did not move for summary judgment, but filed a motion for entry of judgment in plaintiff’s favor, or in the alternative, for an order striking defendant’s summary judgment motion based on allegations of discovery abuse, concealment of evidence and spoilation.  Defendants opposed that motion.  Trial is currently scheduled to begin June 23, 2003.  The matter has been tendered to our directors and officers insurance carrier.  We are unable to provide an assessment as to the likely outcome of this litigation at this time.

Palm Desert Country Club

We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced a judicial action against us and GTA-Palm Desert LLC on November 20, 2001 in the Riverside County

Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) negligence, (3) breach of the covenant of good faith and fair dealing, and (4) intentional and negligent misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of the litigation at this time. Mediation is set for June 4, 2003.  The court set a trial date of October 20, 2003, and a Mandatory Settlement Conference for September 19, 2003. Discovery is currently ongoing.  We are unable at this time to give an assessment as to a likely outcome of this litigation.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was received on June 20, 2002. Our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against their alleged claim for the amount of our claim. Discovery is ongoing, and no trial date has been set. We are currently negotiating with the defendant's attorney for a possible settlement of these claims. However, at this time we are unable to assess the likely outcome of this litigation.

Pete Dye Golf Club

On March 18, 2003, we filed a judicial action in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing to us, approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest.  We are now attempting to serve the defendants. The promissory note was executed by the buyer in favor of us in connection with the sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers.

Osage National Golf Club.

The lawsuit, Osage National Golf Club, Inc. et al. v. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units as purchase consideration to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs’ claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law. On January 6, 2003, we filed a responsive memorandum. This matter is now in a position for ruling by the court and we would anticipate the ruling within a few months. In order to preserve potential unmatured claims against Osage National Golf Club, we filed, and on February 21, 2003 the court granted, a motion to dismiss without prejudice the counterclaim that had been filed against Osage National Golf Club. A dismissal without prejudice allows the plaintiff to re-file its claim at a later time. We are unable to assess the likely outcome of this case at this time.

Other Litigation

Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.  This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank that it has a perfected security interest in the OP Units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest Bank alleges that it acquired this security interest in April 1999. We redeemed the OP Units at issue in June 1999 as part of a settlement of various claims owing to the company. The Bank did not receive any proceeds of our redemption of the OP Units and asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. The parties have not commenced discovery. The court issued a scheduling order, and the case was scheduled for trial on October 6, 2003. We have now reached a settlement of this case that includes a payment by us to the plaintiff for $19,000.  The parties have agreed on the form of the settlement agreement and that agreement is being circulated for signatures.  We anticipate that this matter will be concluded within approximately thirty days.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.  This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic’s lien upon our property. Plaintiffs’ amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which plaintiffs’ claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys’ fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs’ filing of the mechanic’s lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs’ motion or on our Central Bank of Lake of the Ozarks motions, except that “there remain substantial and genuine issues of material fact.” We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs’ time to appeal the April 20, 2002 order granting our motions for summary judgment has not yet begun to run.  Although the plaintiffs’ attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this has apparently not come to pass.  Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P.  We anticipate that this motion will be granted, but do not expect a ruling on it for up to sixty days.  If this motion is granted, plaintiffs time to appeal will begin to run.  We do not know whether an appeal will be filed.  Because of the uncertainty of an appeal by plaintiffs, we are unable to provide at this time an assessment as to the  likely outcome of this litigation.

Mystic Creek Golf Course

Golf Trust of America v. Township of Milford and Oakland County.   On April 17, 2003, in connection with the sale of the Mystic Creek Golf Club to Mystic Creek Acquisition, L.L.C., a Michigan limited liability company, we paid $400,000 to the Charter Township of Milford, Michigan in order to settle our obligations related to real and/or personal property taxes and lessee user taxes which had accrued from the time we purchased the property through December 31, 2001.  These taxes had accrued because we asserted that such property (in which we held a long-term ground lease interest as ground lessee) was not subject to ad valorem property tax because it is owned by a municipality (the City of Dearborn) and is operated as a concession for public purpose.  GTA, the purchaser, the Charter Township of Milford, Michigan, and Oakland County, Michigan entered into the Release and Settlement Agreement dated as of April 17, 2003, to memorialize the payment by GTA to settle the tax issues and the parties release of each other.  Additionally, GTA assigned all of its claims of exemption from payment of taxes to the purchaser in the transaction and the purchaser and the relevant taxing authorities agreed to enter into a stipulation to dismiss all relevant lawsuits with prejudice and without costs related to the 1998, 1999, 2000 and 2001 tax claims.  This settlement reduced our tax obligation from $509,403 to $400,000. We had previously paid all 2002 taxes.

Ordinary Course Litigation

In addition to litigation between lessor and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provided that each lessee was responsible for claims based on personal injury and property damage at the golf courses which were leased and required each lessee to maintain insurance for such purposes. Since we are now the operator of our remaining golf courses, except Innisbrook, we maintain insurance for these purposes. We are not currently subject to any claims of this sort that we deem to be material.

Events of Default under the Participating Lease and Participating Mortgage.

In 2002, to facilitate our golf course sales effort, we assumed operations of the following golf courses (some of which were subsequently sold) either pursuant to lease termination and transition agreements under which the lessees vacated the property or, in the case of Sandpiper, following the favorable conclusion of the arbitration proceedings related to the lease default: Stonehenge; Lost Oaks; and Sandpiper.

During the first quarter of 2003, we continued to manage Black Bear, Sandpiper, Stonehenge (Wildewood and Woodcreek), Wekiva, Tierra Del Sol and Mystic Creek (which was sold on April 14, 2003).

Defaults at Properties Currently Held for Sale

Innisbrook Resort.  The borrower under the participating mortgage remained in payment default to us throughout 2002 and the first quarter of 2003. See the earlier description under “Note 4 to these consolidated financial statements” above.

Refundable Initiation Fees

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2002 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.  All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

6.  Other Assets

Receivables—net consists of the following:

	(Liquidation Basis)
	March 31, 2003	December 31, 2002
	(unaudited)

Rent receivable	$—	$553,000
Note receivable taken in sale of asset	2,313,000	—
Loans to officers	1,255,000	1,255,000
Other miscellaneous receivables—net	946,000	946,000
Receivables—net	$4,514,000	$2,754,000

The rent receivable represented the rent due on the golf courses at the Eagle Ridge Inn & Resort at December 31, 2002 which was subsequently received.  This property was sold on January 30, 2003.

The note receivable received by us in connection with our sale of the asset represents the $2.5 million note taken by us from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower’s payment of the balance of the note, subject to certain prepayment prohibitions).

Loans to Officers

Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements.  Pursuant to the terms of our officers’ amended and restated employment agreements, dated as of February 25, 2001, we made loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. Effective July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes due to the current computed value of the security based on the current net assets available to common shareholders. The loans to officers includes a $400,000 reserve to reflect the difference between the computed value of our officers’ pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share.   These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower’s employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower.

The other miscellaneous receivables includes approximately $620,000 of member, trade and other miscellaneous receivables of our managed golf courses, $317,000 in notes receivable, including accrued interest, taken in participating lease terminations, and $9,000 in insurance receivables. In estimating the fair value of receivables, management considers the term, security, interest rates, and collectability of the receivable.

7.  Debt

Debt consists of the following at the applicable dates:

	March 31, 2003	December 31, 2002
	(in thousands)

Secured credit agreement, with an interest rate of prime plus 3% for a current effective rate of 7.25% per annum at March 31, 2003, which matures June 30, 2003	$29,564	$69,003

Credit Agreement

On July 25, 2001, we entered into a second amended and restated credit agreement with the lenders under our credit facility and related line of credit. We are required to make minimum cumulative quarterly principal payments in the amount of $10,000,000 (if and when quarterly payments are made in excess of $10,000,000, the excess amount is credited against the requirement for the next quarter. We are also required to use the net proceeds from the sale of our golf course properties and related assets to repay the loan. Such payments will offset the quarterly scheduled principal payments. The loan to us under the second amended and restated credit agreement is secured by mortgages on all of our golf courses and certain other assets.

The second amended and restated credit agreement limits our ability to sell golf courses unless we receive net cash proceeds in excess of minimum amounts set forth in our credit agreement. There are no longer any applicable financial covenants.  Non-financial covenants include maintenance of golf courses, requirements to insure the golf courses, restrictions on debt, restrictions on liens, restrictions on contingent obligations, limitations on loans to officers and investments in third parties, restrictions on payment of dividends, restrictions on transactions with affiliates, and restrictions on adverse amendments to our participating leases and participating mortgage, among others.

On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to December 31, 2002. On December 31, 2002, we entered into the second amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to June 30, 2003. We paid a fee of 0.0833% on the outstanding balance at December 31, 2002 and we must pay a fee of 0.0833% on the outstanding balance on the first of each month until maturity on June 30, 2003. The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 3% until maturity.

All of the other terms and conditions are substantially unchanged from the first amendment to our second amended and restated credit agreement. If we are unable to pay our outstanding debt under our credit agreement when it matures on June 30, 2003 and the lenders do not consent to our request for a further extension, we might be compelled to sell, or seek to sell, assets at further reduced prices in order to attempt to repay our debt by the maturity date. If we fail to pay the debt by the maturity date, our lenders could initiate foreclosure proceedings or exercise other remedies against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining a favorable response from our lenders to any request we may make for a further maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than the terms of our current credit agreement.

Restricted Cash

The balance in restricted cash of $1,554,000 is comprised of $1,500,000, plus accrued interest of $33,000 that is being held in an interest-bearing escrow account pursuant to our terms of the credit agreement. These escrowed funds may be used to pay interest to our lenders arising under our credit agreement when the owner of the Innisbrook Resort (our borrower under the participating mortgage) has defaulted in the payment of interest due under the Innisbrook participating mortgage, which occurred in November 2001, and provided the aggregate principal amount outstanding on the credit agreement is $60,000,000 or less, which occurred as of January 31, 2003, at the time such default occurs or during its continuance. Also, this account contains $21,000 that is being held in an interest-bearing account pursuant to the terms of a purchase and sale agreement for two golf courses that we sold in June 2001.

8.  Preferred Stock

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

Dividends on the Series A preferred stock are cumulative from the date of original issue and are payable quarterly in arrears, when, and if declared by the board of directors, on the 15th day of January, April, July and October, commencing on July 15, 1999. The dividends were contemplated to be an amount per share equal to the greater of:

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

The Series A preferred stock dividends currently accrue at a rate of $462,500 per quarter and as of March 31, 2003 we have accrued and not paid seven quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

On February 22, 2001, we entered into a voting agreement with the holder of all of the shares of the Series A preferred stock. That agreement provides that in the event that the requisite number of our common stockholders approved the plan of liquidation and the voting agreement is not otherwise terminated, we will redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we have determined in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the shares without violating any legal or contractual obligations.

Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A preferred stock by May 22, 2003 (which is the second anniversary of our shareholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) will have the right to require us to redeem the Series A preferred stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A preferred stock will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders.  We intend to continue to accrue such dividends and the preferred shares shall remain outstanding until such time as  we have repaid our credit facility and/or otherwise have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

9.  Subsequent Events

On April 17, 2003, we closed on the sale of Mystic Creek Golf Course for total consideration of $3.5.   The Mystic Creek Golf Course has 1.5 golf courses (27-holes of golf) and is located in Dearborn, Michigan.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, but through the repossession of our courses formerly encumbered by our participating leases we now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents; therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of May 7, 2003, we have interests in six properties which represent ten golf courses. We hold participating interests in four golf courses and direct, controlling interests in six additional golf courses. Six of these ten golf courses are owned by us and four (i.e., the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The six golf courses that we own are held by us in fee simple. The ten golf courses are located in Florida (6), South Carolina (2), New Mexico and California. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership and, in the case of the Sandpiper Golf Course, through a wholly owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (GTA LP) holds a 99.5 percent interest in our operating partnership as of May 7, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Significant Events since the filing of our annual report on Form 10-K on March 31, 2003

Significant events occurring since March 31, 2003 (the filing date of our Form 10-K for  the year 2002) include the following:

•                                          on April 17, 2003, we closed on the sale of Mystic Creek Golf Course for total consideration of $3.5 million;

•                                          contemporaneous with the closing of Mystic Creek, the related property tax litigation was settled (see Item 3. Legal Proceedings for further details);

•                                          we dismissed our action in the matter styled Golf Trust of America, L.P. v. DPC Wekiva, L.C., et al., due to the fact that this judgment was fully satisfied on April 17, 2003 (see Part II, Item 1 Legal Proceedings for further details);

•                                          we continued in our efforts to consummate the sale of the Sandpiper Golf Course, which remains under contract;

•                                          we have initiated discussions with our lenders to seek to obtain a further extension to the maturity date under our credit agreement; and,

•                                          we continued to negotiate for a potential settlement of claims resulting from the borrower’s default under the participating mortgage at the Innisbrook Resort while Innisbrook fell short of budget expectations for the first quarter of 2003 and no signs of a recovery in the golf industry were evident.

Each of these developments is described in more detail herein.

Our Participating Mortgage secured by the Innisbrook Resort

Recent Innisbrook Developments

During the first quarter of 2003 we continued to negotiate for a potential settlement of claims resulting from the borrower’s default under the participating mortgage wherein we are the lender. We are seeking to resolve this matter by the end of the second quarter of 2003,  however, we can provide no assurances as to the terms, timing or likelihood of any resolution.

Innisbrook Background

We are the lender under a $79 million non-recourse loan, secured by a first mortgage on the Innisbrook Resort (other than the Resort’s condominium units). The Innisbrook Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997. The borrower, Golf Host Resorts, Inc., owns the Innisbrook Resort (other than the condominium units). The borrower entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. There are no separate hotel rooms. Accordingly, we believe maintaining condominium owner participation in the rental pool is important to the economic success of the Innisbrook Resort. The borrower also entered into an agreement with Troon Golf, LLC to manage the golf courses, and a separate management agreement with Westin Hotel Company to manage the condominium unit rental-pool and the conference facilities. Troon Golf, Westin Hotel Company and the borrower are all affiliates.

Pursuant to the terms of the participating mortgage, the loan term of the participating mortgage is 30 years from inception, with an initial base interest rate of 9.6% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year. However, operations at the Resort have not resulted in any participating interest payments (as distinct from base interest payments) since 1999 (see Note 4 to our condensed consolidated financial statements).

In addition to the Innisbrook Resort itself, the collateral securing the borrower’s performance under the participating mortgage currently includes 365,380 shares of GTA common stock owned by the borrower (and held by GTA as the secured party) and three condominium units owned by the borrower at the Innisbrook Resort. The borrower’s parent, Golf Hosts, Inc., guaranteed all of the borrower’s loan payment obligations, however, Golf Hosts, Inc. has few significant assets other than its interest in the borrower. In June 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the Resort did not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure, Westin would continue to manage the resort pursuant to the existing management agreement.

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

Neither GTA nor any of our affiliates is a party to that lawsuit, however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower’s willingness and ability to (a) commence to make any participating mortgage payments to us in the future or to cure its default thereunder, or (b) enter into a settlement agreement with us regarding its current participating mortgage default (described below) on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort in the near-term and thereby impairs the value of the collateral which secures our participating loan.

Following September 11, 2001, the borrower informed us that due to the economic erosion in the lodging industry performance resulting from the decline in the economy and the significant impact of the events of September 11th on the Resort’s operating performance, the borrower might default on its mortgage payments to us. Shortly thereafter, the borrower’s affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly rent when due for September 2001. The borrower then failed to pay us interest when due for the month of October 2001. On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease. On November 14, 2001 we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. (The participating lease at Lost Oaks golf course was terminated on June 30, 2002 and the golf course was subsequently sold on January 13, 2003.) On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the borrower under our participating mortgage.

On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it breached the subordination agreement. No litigation has been filed in this regard. We are seeking a resolution of this dispute with Westin as part of the proposed global settlement at Innisbrook discussed below.

In addition, on March 8, 2002, we delivered a notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage loan is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. Since early 2002, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below.

Innisbrook Strategy

In general, we face a potential trade-off between (a) seeking to sell the participating mortgage on the Innisbrook Resort at the present time, as a distressed loan, which would likely result in a significant loss on our investment, but would hasten the completion of our liquidation, and (b) seeking to resolve the problems with our borrower and others associated with the Resort through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we, in conjunction with the Resort operators (Westin and Troon), would seek to realize a potentially better recovery, based on past historical results. The latter alternative might allow us to recoup more of our investment, but would take considerably more time and expense.

When our financial advisor, Houlihan Lokey, evaluated our interest in Innisbrook in March 2002 and again in March 2003, they valued this asset under two different scenarios: a “forced liquidation” and an “orderly liquidation.” Both scenarios assume that we will obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003. Under the “forced liquidation” scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive upon an immediate sale of the Innisbrook Resort. Under the “orderly liquidation” scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Resort’s operators (namely Westin and Troon) were to successfully realize a modest recovery based on past historical results. In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey’s analysis projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

Houlihan Lokey updated its analysis of the Innisbrook Resort in March 2003. In a report we received on March 18, 2003, subject to various limiting assumptions, Houlihan Lokey’s analysis projected that we would receive between $40 and $47 million under the forced liquidation scenario, and between $58 and $70 million under the orderly liquidation scenario.

Houlihan Lokey’s projections regarding the Innisbrook Resort are forward-looking statements, subject to this report’s introductory cautionary note and the risk factors listed herein. The actual value we may obtain from our participating mortgage interest might be much lower. Houlihan Lokey’s estimates are based on several assumptions about future events, including assumptions that we will successfully obtain fee simple title to the Innisbrook Resort and then successfully realize a  recovery in the financial performance of the Resort (which is dependent on the success of the Resort operators and a recovery in the travel and leisure sectors of the U.S. economy) and an assumption that we will not be subject to any material liability under any of the lawsuits we are currently defending. Any or all of these assumptions might prove to be incorrect. Moreover, Houlihan Lokey’s projections are not based on any appraisals of the Innisbrook asset or any independent litigation risk assessments. Accordingly, we have not, and you should not, place undue reliance upon these projections.

In March 2002, following receipt of Houlihan Lokey’s 2002 report, our board determined that an immediate liquidation of the Innisbrook Resort did not then appear to be the most favorable option to our stockholders. After consideration of that report and other relevant facts, circumstances and assumptions and a review of the alternatives then available to us, our board determined that it would be in our stockholders’ interest to seek a negotiated resolution to the borrower’s default in order to allow us to best preserve the value of our collateral. In view of the potentially advantageous result for our stockholders vis-a-vis the other alternatives, our board approved a strategy of seeking to obtain fee simple title to the Innisbrook Resort and thereafter hold the asset until no later than December 31, 2005 to seek to realize a recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

Following review of Houlihan Lokey’s March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continue to believe that seeking a recovery in the Resort’s financial performance and a resolution of issues with the borrower (as opposed to actively marketing for sale our interest in Innisbrook at a distressed price), is in our stockholders’ best interest vis-a-vis other alternatives. To that end, we have been negotiating with our borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Innisbrook Resort. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations from the Innisbrook Resort’s management that all cash generated by the business is retained in the operating entity. (These confirmations are consistent with the unaudited financial statements which we received from the borrower.) We are attempting to enter into a settlement agreement with our borrower and take control of the Innisbrook Resort (and all other assets of the operating entity) by the end of the second quarter of 2003. As part of any such global settlement, we expect (but cannot assure) the following:

•                                          to obtain fee simple title to the Innisbrook Resort real property and personal property (including all financial accounts) and take-over all operations at the Resort through a number of companies under common ownership by our newly-formed, wholly-owned subsidiary, GTA-IB, LLC;

•                                          to enter into a settlement agreement with the borrower, Golf Hosts Resorts, providing for an orderly transition of ownership of the Resort to us and limiting our liability for pre-transition events;

•                                          to enter, through one of our subsidiary LLCs, into new management agreements with Westin and Troon Golf, respectively, which we expect will contain a broad range of new revenue enhancement possibilities, accountability and reporting provisions;

•                                          to enter, through one of our subsidiary LLCs, into a new agreement regarding a senior-party’s ownership and development of a residential project at an adjacent parcel of land, commonly called Parcel F;

•                                          to assume, through one of our subsidiary LLCs, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which shall be subject to a contract with Westin) and, as part of this transition, we expect that our subsidiary LLC will become a successor SEC filer to Golf Host Resorts under Exchange Act rule 15d-5;

•                                          to continue to improve the Resort’s relationship with the Innisbrook condominium association; and

•                                          to support a near-term settlement of the lawsuit brought by certain condominium owners against the Resort owner, which settlement we believe would be in the best interest of the Resort.

We are seeking to finalize legal agreements on all of the above by the end of the second quarter of 2003, however, we can provide no assurances as to the terms, timing or likelihood of any possible global settlement. If we decide to pursue judicial foreclosure of the Resort, we expect that it would be expensive and time-consuming and there is a risk to us that the borrower might pursue and obtain bankruptcy and/or other judicial protection. We also face the risk that our negotiations with Westin might not be successful. If our settlement negotiations with Westin do not succeed, but we nonetheless become the owner of the Innisbrook Resort, we may become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement. Any such litigation would likely focus on the extent, if any, to which we, as successor owner of the Innisbrook Resort, must assume the borrower’s outstanding liabilities to Westin under the original management agreement, among other issues. Even if we successfully obtain ownership of the Innisbrook Resort, we, along with the Resort’s operators, Westin and Troon Golf, expect to face the difficult task of seeking to realize a recovery in the Resort’s performance, which is currently hindered by the delay in and/or lack of any meaningful economic recovery in the relevant sectors of the U.S. economy.

Our estimate of the fair value of our participating mortgage interest as lender in the Innisbrook Resort, as recorded on our books at March 31, 2003, is $60 million, which is near the low end of the valuation range for the Innisbrook asset under the “orderly liquidation” scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses. We have identified our valuation of the participating mortgage as a critical accounting estimate, as discussed below, under the caption “Application of Critical Accounting Policies.” We do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if the amount is for less than $60 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board to abandon the orderly liquidation strategy in favor of an immediate sale. We face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Innisbrook Resort for less than our current estimates of its fair value. Accordingly, at some future date, our assessment of the asset’s fair value may change, based on facts and circumstances applicable at that time, and the asset may be written-down.

At this time, no settlement of our disputes with the borrower at Innisbrook has been reached. We face the risk that we might be unable to reach any consensual resolution or settlement with the borrower or the other parties. In such event, litigation may ensue, which might be protracted and expensive, and even in the event that we prevail in the litigation, the other parties might not meet their respective obligations to us. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years. Our board of directors will continue to monitor and evaluate our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

Innisbrook Resort Financial Performance

One of our most valuable assets is our interest as the lender in the participating mortgage secured by the Innisbrook Resort. The borrower is in default under the participating mortgage. As previously indicated, we are engaged in discussions to acquire ownership of the Innisbrook Resort, together with the business and assets of the Resort’s owner, Golf Hosts Resorts (and its various related parties associated with operations at the Innisbrook Resort). The consolidated financial results of these entities are discussed below. Upon the closing of such an acquisition, we expect to include these newly-acquired assets of these entities within our consolidated financial reporting group.

Even though we have not yet acquired ownership of the Innisbrook Resort, we have based our calculation of the participating mortgage’s liquidation value on an estimate of the future going-concern value of the Resort’s operations, on the assumption that we will assume operations, hold and operate the property until operating revenues realize a modest recovery based on historical results and then sell the Resort as a going concern. We have identified our valuation of the participating mortgage as a critical accounting estimate.  This topic is discussed below. See “Application of Critical Accounting Policies.”

We are seeking to assume operations at the Innisbrook Resort by the end of the second quarter of 2003. The Innisbrook Resort continues to suffer from the decline in the performance in the travel sector of the economy. With reported reductions in corporate travel budgets and the lingering disruption to travel patterns initially caused by terrorist activities in the United States, including fewer flight choices, increased travel times and time-consuming airport safety procedures, as well as the residual impact of the war in the Middle East and the development of the SARS epidemic, Innisbrook bookings have been below anticipated levels for 2003.  Based on these circumstances and the continuing protracted delay in the economic recovery of the national economy, we currently do not expect to see any marked improvement until early 2004. Based upon the financial results submitted to us by Golf Hosts Resorts, Inc., the net operating income of the property for the three months ended March 31, 2003 was $1,599,000, which is a decrease from the same period in the prior year of approximately $1,039,000, or 39.4%. During the three months ended March 31, 2003, gross revenues declined by $1,908,000, or 13.2%, from the same period in the prior year. Room nights for the period were down by 15.7% and room night spending levels were up $14.96 per room night, or 3.0%. The combined reduction in room nights and increase in average spending resulted in the reduction of gross revenues noted above. Total operating expenses before depreciation and amortization were down by $743,000, or 6.8%, for the three months ended March 31, 2003 compared to the same period for the prior year. In addition, depreciation and amortization were down in the aggregate amount of $126,000.  This performance was significantly below budget expectations for the first quarter of 2003.

For the trailing twelve months ended March 31, 2003, net operating income, before write-down of impaired intangible assets, is down approximately $502,000, or 81.6%, when compared to the trailing twelve months ended March 31, 2002. Total revenues are down approximately $3,102,000, or 7.5%. REVPAR, which is a standard financial metric within the hotel industry, is in our judgement not a useful analytical tool at this property due to the rental pool arrangement. Revenue per room night, which recognizes the actual gross revenue as it relates to occupied rooms, was up by $105.93, or approximately 31.4% while rooms occupied were down by 36,349 room nights, or 29.6%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $2,490,000, or 6.5%. Other expenses, which include participating interest, straight-line interest, losses on assets leased and held for sale, income tax benefits and non-cash charges for depreciation and amortization are down approximately $5,226,000. This reduction in non-cash items is primarily the result of the write-down of intangibles due to intangible impairment in the amount of $3,000,000 and the recognition of leased asset losses in the amount of approximately $209,000 during the trailing twelve months ended March 31, 2002. These fluctuations culminated in a reduction of $2,124,000, or 16.9%, in a loss for the trailing twelve months ended March 31, 2003, when compared to the same period in the prior year. Because these results are unaudited and are provided by our borrower and not prepared by us, we can provide no assurances as to the correctness or accuracy of these financial results.

Plan of Liquidation

Recent Dispositions

As previously noted, since the filing of our annual report on Form 10-K on March 31, 2003, we closed on the sale of the Mystic Creek Golf Course.

Background regarding the Plan of Liquidation

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The events and considerations leading our board to adopt the plan of liquidation are summarized in our proxy statement dated April 6, 2001, and in our most recent annual report on Form 10-K. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders.

At the time we prepared our proxy statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001. While we have made significant progress towards that goal, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our proxy statement is now far less likely, particularly insofar as the disposition of our lender’s interest in the Innisbrook Resort is concerned. With respect to our dispositions, as of May 7, 2003,  we have sold 28 of our 34 properties. (Stated in 18-hole equivalents, we have sold 37.0 of our 47.0 golf courses). Any equity redemption component of each sale price is valued as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $276.4 million are within the combined per-course ranges for the sold golf courses, as estimated during the preparation of Houlihan Lokey’s 2001 Range. However, our gross sales proceeds are $13.6 million, or 4.7%, below the low end of their combined Original 2001 Range. Of the eleven assets that have been sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (three in late 2001, three in 2002 and three in 2003). The events of September 11th as well as the continuing decline in the economy after that date negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board’s observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these eleven transactions at prices below the Original 2001 Range was fair to, and in the best interest of, the Company and our stockholders.

For the period January 1, 2002 through March 18, 2003, we have disclosed comparisons of asset sale prices primarily against the Updated 2002 Range. Of the five assets (or 9.5 golf courses) that we sold since January 1, 2002 but before March 18, 2003, one asset (or 1.5 golf courses), was sold at a price below the low end of its respective Updated 2002 Range; this property was sold for 4.3%, or $150,000, less than the low end of its Updated 2002 Range. For the remainder of 2003, we intend to disclose price comparisons (if applicable) for the properties remaining in our portfolio primarily against the Updated 2003 Range discussed below.  The one asset that was sold since March 18, 2003 was sold within the Updated 2003 Range.

In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey’s report dated March 18, 2003, and subject to many limiting assumptions and estimates, we currently project that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation will be within the range of $4.75 to $7.21 per share. We refer to this projection as the “Updated 2003 Range”.  This projection is a forward-looking statement, subject to this report’s introductory cautionary note and the risk factors listed below. This projection is based on several assumptions about future events, including (among many others) the following:

•                                          an assumption that we will successfully obtain ownership of the Innisbrook Resort;

•                                          an assumption that we, in conjunction with the Resort’s operators, Westin and Troon Golf, will be able to realize a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort by year-end 2005 (which implicitly assumes that relevant economic recovery will begin sufficiently in advance of that date to support regular business and group leisure activity at the Innisbrook Resort by late 2005); and

•                                          an assumption that we will not be subject to any material liability under any of the lawsuits we are currently defending.

Any of these assumptions might prove to be incorrect, which might cause our actual liquidating distributions to be lower than our projections. Moreover, our projections are based on several estimates, including (among many others)

•                                          estimated sale prices and sale dates not only for the Innisbrook Resort, but also for our other remaining golf courses, many of which are not subject to any purchase and sale agreements or letters of intent;

•                                          estimated cash inflows or working capital shortfalls from the other golf courses that we own and manage up to the estimated date of sale;

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

As of May 7, 2003, we owed approximately $25.1 million to our lenders (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary) under our credit agreement, which matures on June 30, 2003. We are currently seeking to obtain our lenders’ consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to our request for a further extension and we are not able to secure refinancing through another source, we might be compelled to sell, or seek to sell, assets at further reduced prices in order to seek to repay our debt in a timely manner.

Assets Held for Sale

The following chart identifies each of our unsold properties:

Properties Held for Sale as of May 7,  2003

Property	Location	18-Hole Equivalent

Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Participating Mortgage	Palm Harbor, FL	4.0
Sandpiper	Santa Barbara, CA	1.0
Tierra Del Sol	Albuquerque, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0
Total		10.0

Letters of Intent and Purchase Agreements

As of May 7, 2003 we have entered into the following arrangement for the disposition of the Sandpiper Golf Course. This disposition is pending and we face the risk that it might not occur in the time and manner anticipated. Our letters of intent are non-binding, and, therefore, at this time, we can provide no assurance that purchase agreements on assets subject to letters of intent will be executed. Even after we enter into purchase agreements, the buyer’s obligation to close is often subject to conditions, some of which might be within the buyer’s control. Accordingly, this proposed sale of the Sandpiper Golf Course could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on terms less favorable than described below.

Sandpiper Purchase and Sale Agreement. On October 21, 2002, our wholly-owned subsidiary, SGT, entered into an agreement for the disposition of the Sandpiper Golf Course for a price of $26.0 million. The purchaser has paid a $2.0 million deposit into an independent escrow, of which $350,000 is generally non-refundable to the buyer. Pursuant to the agreement, the purchase price will be paid to us in cash at closing, subject to closing conditions. The closing was originally scheduled for December 5, 2002, however, at the present time, we expect the transaction to close before the end of the second quarter with the expectation of reaching an agreement with the buyer within the near term on a mutually acceptable reduction to the purchase price, which is currently the subject of negotiations between the parties, and other closing conditions. We can provide no assurances regarding the results of these negotiations.  SGT is the beneficiary of an environmental indemnity from the Atlantic Richfield Company regarding certain environmental conditions at the golf course. Inasmuch as the indemnitor has not consented to an assignment of the indemnity to the buyer, the buyer may elect to acquire SGT in an entity transaction rather than a direct acquisition of the golf course.

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

The valuation of our real estate held for sale as of March 31, 2003 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of March 31, 2003.  There were no liquidation basis of accounting adjustments for the three months ended March 31, 2003.

The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at May 7, 2003 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral to us under a participating mortgage wherein our counter-parties are in default.

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

Liquidation Basis of Accounting

As a result of our board of directors’ adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our most significant estimate is the fair value of our interest in the Innisbrook Resort and its expected net free cash flow prior to its disposition.

Real Estate—Held for Sale

 Generally.  Prior to the adoption of the liquidation basis of accounting on May 23, 2001, we carried property and equipment at the lower of cost or fair value (except for the golf courses acquired from Legends Golf, which were carried at the prior basis of Legends Golf). Cost included purchase price, closing costs and other direct costs associated with the purchase.

The valuation of real estate held for sale as of March 31, 2003 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Innisbrook Resort.

We hold a participating mortgage, as the first lender, secured by the Innisbrook Resort. The borrower is in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books at March 31, 2003, is $60 million. This value is toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey’s orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). Our valuation assumes, among other things, that we will acquire direct ownership of the Resort by June 30, 2003 and that the Resort will successfully realize a recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender’s mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). If we were to value the Innisbrook Resort at the low end of the immediate liquidation range (i.e., $40.5 million) rather than our current estimate of $60 million, our Net Assets in Liquidation (available to holders of common stock and OP units) would decrease from $47,525,000 to $28,025,000, which is equivalent to a decrease of $2.46 per outstanding share and OP unit.

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

Revenue Recognition

As of January 30, 2003, when we sold the Eagle Ridge Inn & Resort, we do not have any remaining performing participating leases.  Prior to that time, under the performing participating leases, we recognized rental revenue on an accrual basis over the term of the lease.  Prior to our borrower’s default under the participating mortgage, we recognized interest income ratably over the term of the loan.

With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period.

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2002 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.  All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

Results of Operations

As of the time of the shareholders’ approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting in accordance with the requirement that we do so. This basis of accounting is very different from the going concern basis of accounting.

Results of operations for the three months ended March 31, 2003 and 2002

For the three months ended March 31, 2003 and 2002, we recognized $2,886,000 and $4,732,000, respectively, in revenue from the participating leases and from the operations of the golf courses that we manage. The decrease in revenues of $1,846,000, or 39%, is primarily due to lost rental revenue of approximately $1,509,000 from 1.5 of the 5.0 golf courses that were sold in 2002 and the 3.5 of the 4.5 golf courses that were sold in January 2003. This lost rental revenue was offset by revenue from the operations of 8.5 golf courses totaling $2,434,000 during the three months ended March 31, 2003. For the same period in 2002, we managed 10.0 golf courses (6.5 of which were also managed during this period in 2003 and 3.5 of which were sold prior to the first quarter of 2003) and recorded $2,771,000 in revenue from managed golf course operations.

Expenses totaled $3,036,000 and $3,691,000 for the three months ended March 31, 2003 and 2002, respectively. The period over period decrease was $655,000 of which $258,000 represents the difference between the direct operating expenses of $2,305,000, in the aggregate, from the 8.5 golf courses that we managed during the three months ended March 31, 2003 compared to $2,563,000 in direct operating expenses of the 10.0 golf courses that we managed during the three months ended March 31, 2002. The net operating income for the managed courses for the three months ended March 31, 2003 and 2002 was $129,000 and $208,000, respectively. Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the three months ended March 31, 2003 and 2002, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended March 31, 2003 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $731,000. Of this amount, approximately $358,000, or 54%, was salaries and benefits.

For the three months ended March 31, 2003, interest expense was $821,000 compared to $1,424,000 for the three months ended March 31, 2002. The decrease of $603,000 is due to the decrease of $52,749,000  in the average balance of our outstanding debt for the first quarter of 2003 versus the average balance of outstanding debt for the first quarter of 2002.  This effect of the decrease in the average balance was offset by an increase of approximately 1.5% in the average interest rate period over period.

We accrued a quarterly preferred dividend of $462,500 in the three months ended March 31, 2003.

Primarily due to the lost rental revenue from the participating leases, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($1,378,000) compared to ($2,083,000) recorded for the three months ended March 31, 2002.

Tax Consideration

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

Credit Facility Extension

Our credit facility from a syndicate of lenders led by Bank of America, N.A., is scheduled to mature on June 30, 2003. We paid a fee of 0.0833% on the outstanding balance at February 1, 2003, March 1, 2003, March 31, 2003 and May 1, 2003.  The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 3% from January 1, 2003 until maturity. As of  May 7, 2003, we owe approximately $25.1 million (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary) under our credit facility.  We are currently seeking to obtain our lenders’ consent to further extend the term of our credit facility before it matures on June 30, 2003.

If we are unable to sell enough assets by the new maturity date of the credit facility to fully repay our indebtedness to our lenders, and we don’t currently expect to be able to do so, we might need our lenders’ cooperation to further extend the maturity date, for which they would likely charge additional fees. We face the risk that our lenders might refuse to extend the maturity of our credit facility.

Liquidity and Capital Resources

As previously discussed, our ability to meet our obligations in the near term is contingent upon our ability to pay our outstanding debt under our credit agreement by its maturity on June 30, 2003 or to refinance any outstanding balance at maturity. We have initiated discussions with our lenders in furtherance of seeking to obtain an extension of the maturity date under our credit agreement. We can provide no assurances that we will obtain an extension.

Our Series A preferred stock dividends accrue at a rate of $462,500 per quarter and as of the date of this report we have accrued and unpaid seven quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2003). Under our Series A charter document, if and when we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors whose terms as directors will continue until we fully pay all accrued but unpaid Series A preferred stock dividends.

Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A preferred stock by May 22, 2003 (which is the second anniversary of our shareholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) will have the right to require us to redeem the Series A preferred stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A preferred stock will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders.

Cash flows for the three months ended March 31, 2003 and 2002

Cash flow used in operating activities for the three months ended March 31, 2003 was $1,268,000 compared to cash flows provided by operating activities for the three months ended March 31, 2002 of $3,069,000. This reflects the net loss for both periods plus non-cash charges to income for the adjustment to the liquidation basis of accounting. In addition, the cash fluctuations related to operating activities included payments paid from and interest received on restricted cash, liquidation liability payments and adjustments, and working capital changes. The decrease in cash flows from operating activities was primarily due to the lost revenue, either from rents or direct revenue from operations, from the 5.0 golf courses sold in 2002, and 4.5 golf course sold in January of 2003, namely Eagle Ridge. Also effecting cash flow from operations was changes in other assets and liquidation liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2002 is primarily due to professional fees incurred in connection with our plan of liquidation and directors and officers insurance premiums paid.

We invested approximately $61,000 in golf course capital expenditures at the golf courses that we managed during the three months ended March 31, 2003 compared to $810,000 in the three months ended March 31, 2002, which was primarily at Eagle Ridge. In addition, our investing activities for the first three months of 2003 provided $39,564,000 in cash flow from the sale of 4.5 golf courses while there were no sales of golf courses during the same period in 2002. Additionally, we received $20,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.

During the three months ended March 31, 2003, we used $39,439,000 to pay down our outstanding debt under our credit agreement. During the same period in 2002, we did not realize any cash flows from financing activities.

Off Balance Sheet Arrangements

Generally

As of March 31, 2003, we have no unconsolidated subsidiaries.

Subsequent to January 1, 2003 we did not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referred to as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities (except potentially in connection with the Innisbrook Resort, as discussed previously). Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligation Table

The following table summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on the liquidity and cash flows of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Borrowings under credit agreement	$29,564	29,564	—	—	—
Liquor license note payable (applies to a certain managed golf course)	135	10		125	—
Operating lease agreements at the managed golf courses	1,157	404	592	161	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	31	24	7	—	—
Lease agreements for corporate office	96	89	7	—	—
Total	$30,983	30,091	606	286	—

Each type of contractual obligation listed in the table is discussed in more detail below.

Credit Agreement.  On June 28, 2002, we entered into the first amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to December 31, 2002. We paid a fee of 0.25% on the outstanding balance at June 30, 2002 and again at September 30, 2002. The interest rate was the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 2% from July 1, 2002 until September 30, 2002 after which point the rate increased to the base rate plus 3% for the period October 1, 2002 until maturity.

On December 31, 2002, we entered into the second amendment to our second amended and restated credit agreement with our lenders to extend the term of our second amended and restated credit agreement to June 30, 2003. We paid a fee of 0.0833% on the outstanding balance at December 31, 2002, February 1, 2003, March 1, 2003, and on March 31, 2003 and we will owe a fee of 0.0833% on the outstanding balance at May 1, 2003 and June 1, 2003 due on those dates, respectively.   The interest rate is the base rate (defined as the higher of (a) the prime rate or (b) the federal funds rate plus 0.5% for such day) plus 3% until maturity on June 30, 2003.

All of the other terms and conditions are substantially unchanged from the first amendment to our second amended and restated credit agreement. Due to the fact that after the sale of Eagle Ridge on January 30, 2003, we no longer have any golf courses operating under participating leases, the operating income financial covenant in our credit agreement is no longer applicable. However, if we are unable to pay our outstanding debt under our credit agreement when it matures on June 30, 2003 and the lenders do not consent to our request for a further extension, we might be compelled to sell, or seek to sell, assets at further reduced prices in order to better position ourselves to repay our debt by the maturity date. If we do not pay the debt by the maturity date, our lenders could initiate foreclosure proceedings or exercise other remedies against us. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining a favorable response from our lender to our request for a further maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable than the terms of our current credit agreement.

Liquor License Note Payable.  On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and

$125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricts prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007.  In the table above, we have noted the obligation of the required interest payments through April 1, 2004, the expiration date of the prepayment restriction.

Operating Lease Agreements.  In the normal course of operating the golf courses that we manage, we have entered into operating lease agreements to lease golf course maintenance equipment, golf course vehicles, golf carts, and office equipment at the managed courses. The terms of these leases range from twelve to sixty months.

Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses.  In the normal course of operating the golf courses that we manage, we have entered into contracts for services such as advertising, waste management, equipment maintenance, software support, etc. The terms of these contracts range from 12 to 24 months, and in certain cases with renewal options annually.

Lease agreements for GTA corporate office.  This represents the office space lease and the office equipment leases for our corporate office.

Contingent Obligations

Employment Agreements.  Under the existing amended and restated employment agreements, our senior executives are entitled to payments aggregating approximately $2,526,000 upon the later to occur of the stockholders’ approval of the plan of liquidation (which has occurred) and the repayment of our credit facility (which has not occurred). The executives are entitled to additional payments aggregating approximately $1,895,000, plus accrued interest, upon the later of our repayment of outstanding balance under our credit facility and the one-year anniversary of our board’s adoption of the plan of liquidation. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above payments that we may make.

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

Pursuant to the terms of our executive officers’ amended and restated employment agreements dated as of February 25, 2001, we made loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair’s and 55,625 of Mr. Peters’) shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans due to the current computed value of the security based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. In 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amount of $400,000, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2002.

These loans mature at the earliest of the following times: (i) February 25, 2006; (ii) three years following termination of the borrower’s employment with us; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the borrower has the right to sell such common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the respective borrowers.

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

The Series A preferred stock dividends currently accrue at a rate of $462,500 per quarter and as of March 31, 2003 we have accrued and not paid seven quarters of Series A Preferred dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2003). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid dividends on the Series A preferred stock.

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

Moreover, under our voting agreement with AEW, if we have not fully redeemed the Series A preferred stock by May 22, 2003 (which is the second anniversary of our stockholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) will have the right to require us to redeem the Series A preferred stock in full within 60 days, and if we default on that obligation, the stated dividend rate of the Series A preferred stock will increase from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we would be permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders.

Inflation

We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Although some of our obligations (such as our executives’ salaries and borrowing interest rates) automatically adjust for inflation, most of our rights are similarly indexed. For example, our participating lease provides for automatic base rent increases tied to inflation (however, we no longer have any performing participating leases as of January 30, 2003).  Our participating mortgage interest as lender at the Innisbrook Resort provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default and not meeting any of its obligations as they accrue) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons’ yearly membership privileges.

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

We are seeking our lenders’ consent to further extend the term of our credit agreement before it matures on June 30, 2003. If the extension becomes necessary and we are unable to obtain any further extension to the maturity date from our lender, our liquidating distributions might be substantially reduced or delayed.

As of May 7, 2003, we owed approximately $25.1 million (after deducting the balance of $1.5 million in our restricted-cash escrow account which is reserved for future payment of interest if necessary) under our credit agreement, which matures on June 30, 2003. We are seeking to obtain our lenders’ consent to further extend the term of our credit agreement before it matures. If our lenders do not consent to our request for a further extension, we might be compelled to sell, or seek to sell, assets at substantially reduced prices in order to seek to repay our debt by the maturity date. If we fail to pay the debt by the maturity date, our lenders could initiate foreclosure proceedings against us, among other remedies available to them. In that event, we may be forced to file a bankruptcy petition in order to complete our liquidation. Even if we succeed in obtaining our lenders’ consent to any further maturity date extension, if needed, the amendment of our credit agreement might be on terms less favorable to us than the terms of our current credit agreement.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and other litigation being filed against companies such as ours. We have become involved in this type of litigation as a result of our plan of liquidation and the transactions associated with it. (See “Part II, Item 1—Legal Proceedings,” in this annual report.) The litigation has been, and will likely continue to be, expensive and, even if we ultimately prevail, the process will divert management’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in such litigation, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution in such event.

The borrower, Golf Host Resorts, Inc., under our $79 million participating mortgage on the Innisbrook Resort has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation among others. Consequently the current resale value of the participating mortgage is impaired. If we are unable to resolve the borrower’s continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or prevented by court order and/or diminished by the pending litigation.

Currently, the borrower on our $79 million participating mortgage loan is in monetary default due to its failure, commencing on November 1, 2001, to make base interest payments to us. We may in the future determine that additional non-monetary defaults exist. We have delivered a legal notice to the borrower accelerating the entire amount of the participating mortgage as a result of the borrower’s default. We have also sent a legal notice to Westin regarding Westin’s failure to comply with the terms of the subordination agreement, which Westin has contested, and we are attempting to negotiate a resolution with such parties. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin’s management agreement with the borrower and our subordination agreement with Westin. This litigation might be expensive and time-consuming. We are in negotiations with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. In a negotiated resolution, we might agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners’ legal action against the borrower and the advances under the Westin guarantee. If we agree to assume some of the borrower’s liabilities, if any, to the homeowners (or other contingent liabilities), we will face the risk that our ultimate liability might be greater than we expected. In that case, a large verdict against us (or other contingent payout) would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

The participating mortgage loan is a non-recourse loan, which means that following an event of default by the borrower we cannot bring a legal action directly against the borrower to compel payment, but instead our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units) and any other property of the borrower that has been pledged by the borrower to secure our loan to it. If we decide to pursue judicial foreclosure against the borrower, it would be expensive and time-consuming and there is a risk that the borrower might obtain judicial protection. Even if we obtain ownership of the Innisbrook Resort, we would face the difficult task of revitalizing its revenues. The terms of the management agreement with Westin require that Westin be retained as the operator of the resort after a foreclosure.

As a result of these problems, the current resale value of our participating mortgage is impaired, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive, either (a) as repayment from the borrower, or (b) upon a sale of our lender’s interest in the participating mortgage, or (c) upon a sale of the Innisbrook Resort following foreclosure, might be substantially less than the amount we are currently owed.

Although we are seeking to conclude a negotiated resolution with the borrower by the end of the second quarter of 2003 whereby the borrower’s interest in the Innisbrook Resort is transferred to us or one of our affiliates, we can provide no assurance of a resolution or the timing thereof.

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

•                                          otherwise alter the loan’s repayment schedule; or

•                                          change other terms of the loan.

The filing of a bankruptcy petition by the borrower might also prevent us from enforcing our borrower’s assignment of rents under the participating mortgage.

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

Our ability to complete the golf course sales currently under contract, or subject to letters of intent, and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. It is important that we retain at least one of these key executives in order to potentially achieve relatively favorable outcomes in our pending litigation and negotiations regarding the settlement of our borrower’s default under the participating mortgage. We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets within the Updated 2003 Range. We face the risk that both of our key executives might resign. In particular, after the credit facility is paid-off, our executives may no longer have meaningful financial incentives to remain with our company.

If either executive resigns, we would consider hiring a replacement or replacements, which will likely delay any pending sales, and diminish the process of maximizing value in view of the replacement’s or replacements’ unfamiliarity with the assets and our counter-parties, and the material facts relevant thereto.

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

If the buyer under our current sale agreement defaults, or if the sale does not otherwise close, our liquidating distributions might be delayed or reduced.

As of May 7, 2003, we have entered a contract for the sale of one of our properties, or 1.0 of the golf courses (in 18-hole equivalents), we own or have interests in as described previously. The sales agreement is subject to closing conditions. If the transaction subject to a sales agreement fails to close because of buyer defaults, failure of a closing condition or other reasons, we will have to identify and negotiate with new potential buyers for the asset, which we might be unable to do promptly or for the same purchase price. We will also incur additional costs identifying a buyer and negotiating a new sale agreement for this asset that is not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced, perhaps in substantial ways.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

Five of our properties, or 9.0 of the golf courses (including Innisbrook) (in 18-hole equivalents), we have interests in are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for these golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals or any independent litigation risk assessments and we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 18, 2003 (i.e., the Updated 2003 Range) is neither an appraisal nor an opinion. Assumptions underlying that analysis may prove to be incorrect and, therefore, may overstate the ultimate net proceeds we will receive. For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course’s fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

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

The underlying value of our interests in golf courses might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

•                                          adverse changes in the economy, prolonged recession and/or additional terrorist activity against the United States or our allies or other war-time activities might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators’ revenues (particularly destination resort golf course revenues) and diminishing the resale value of the affected golf courses;

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

Before making the final liquidating distribution, we will need to pay all of our transactions costs pertaining to the liquidation and all valid claims of our creditors. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based upon then market prices. We have used estimates in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected, and perhaps in substantial amounts.

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

•                                          if we fail to redeem the Series A preferred stock by May 22, 2003 (which we expect will not be financially feasible at that time);

•                                          if a legal judgment of at least $15 million is imposed by a court against us (or at least $10 million after we have fully repaid our credit facility);

•                                          if we make any further distributions to common stockholders or OP unit holders, except in limited specified circumstances;

•                                          if we fail to redeem the Series A preferred stock after we have sufficient sales proceeds to do so (as quantified in the voting agreement);

•                                          if we abandon the plan of liquidation without the affirmative vote of the holders of at least two-thirds of the common shares;

•                                          if we, without the consent of AEW, amend the plan of liquidation in any way that, individually or in the aggregate, materially and adversely affects the holders of the Series A preferred stock or our ability to redeem the Series A preferred stock; or

•                                          if we otherwise materially breach the voting agreement with AEW.

If we fail to redeem the preferred stock when required to do so, the holder of the preferred stock will be entitled to appoint two directors to our board. In addition, the dividend on the preferred stock will in most cases increase from 9.25% to 12.50%. (A default and acceleration under our credit facility, however, will not cause the dividend to increase). Since the liquidation preference on the preferred stock is currently $20.0 million, this would increase the quarterly dividend on the preferred stock from $462,500 to $625,000. The increase in the dividend payable to the holders of the preferred stock will reduce the funds available for distribution to our common stockholders.

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

For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets, with any gains offset by available net operating loss carry-overs (discussed below). In addition, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

In addition, it is possible that the fair market value of Innisbrook and the other assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the tax code.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates. Our total outstanding debt, as of May 7, 2003, subject to interest rate exposure was $26.6 million. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $66,000 annualized increase or decrease in interest expense and cash flows. Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We manage six of our ten remaining golf courses through wholly-owned subsidiaries, staffed by employees who are leased from an employee leasing company.   As we neither directly employ such staff nor control or manage the Innisbrook Resort at this time, our disclosure controls and procedures with respect to such persons and entities are necessarily more limited than those we maintain with respect to our own corporate operations.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Because our Company only has ten employees, excluding golf course employees, two of the ten which are officers, all matters of a disclosable nature are typically addressed and handled by these two individuals. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings.

We are currently involved in the following material legal proceedings:

Pete Dye Golf Club

On March 18, 2003, we filed a judicial action in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing to us, approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest. We are now attempting to serve the defendants. The promissory note was executed by the buyer in favor of us in connection with the sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers.

Mystic Creek Golf Course

Golf Trust of America v. Township of Milford and Oakland County.  On April 17, 2003, in connection with the sale of the Mystic Creek Golf Club to Mystic Creek Acquisition, L.L.C., a Michigan limited liability company, we paid $400,000 to the Charter Township of Milford, Michigan in order to settle our obligations related to real and/or personal property taxes and lessee user taxes which had accrued from the time we purchased the property through December 31, 2001.  These taxes had accrued because we asserted that such property (in which we held a long-term ground lease interest as ground lessee) was not subject to ad valorem property tax because it is owned by a municipality (the City of Dearborn) and is operated as a concession for public purpose.  GTA, the purchaser , the Charter Township of Milford, Michigan, and Oakland County, Michigan entered into the Release and Settlement Agreement dated as of April 17, 2003, to memorialize the payment by GTA to settle the tax issues and the parties release of each other.  Additionally, GTA assigned all of its claims of exemption from payment of taxes to the purchaser in the transaction and the purchaser and the relevant taxing authorities agreed to enter into a stipulation to dismiss all relevant lawsuits with prejudice and without costs related to the 1998, 1999, 2000 and 2001 tax claims.  This settlement reduced our tax obligation from $509,403 to $400,000. We had previously paid all 2002 taxes.

Osage National Golf Club

The lawsuit, Osage National Golf Club, Inc. et al. v. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units as purchase consideration to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs’ claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law. On January 6, 2003, we filed a responsive memorandum. This matter is now in a position for ruling by the court and we would anticipate the ruling within a few months. In order to preserve potential unmatured claims against Osage National Golf Club, we filed, and on February 21, 2003 the court granted, a motion to dismiss without prejudice the counterclaim that had been filed against Osage National Golf Club. A dismissal without prejudice allows the plaintiff to re-file its claim at a later time. We are unable to assess the likely outcome of this case at this time.

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

Palm Desert Country Club

We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced a judicial action against us and GTA Palm Desert LLC on November 20, 2001 in the Riverside County Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) negligence, (3) breach of the covenant of good faith and fair dealing, and (4) intentional and negligent misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of the litigation at this time. Mediation is set for June 4, 2003.  The court set a trial date of October 20, 2003, and a Mandatory Settlement Conference for September 19, 2003. Discovery is currently ongoing.  We are unable at this time to give an assessment as to a likely outcome of this litigation.

Wekiva Golf Club/Sweetwater Country Club

On July 12, 2001, we entered into transition documentation with the lessees to take possession of Wekiva and Sweetwater, which included the receipt of a promissory a note from the guarantors of the participating leases; and, the former lessees, as joint and several co-borrowers, in the amount of approximately $84,000.  The promissory note matured on December 31, 2001.  The co-borrowers failed to pay the obligations under the promissory note at maturity and on January 16, 2002 we filed a lawsuit in the Circuit Court for the Ninth Judicial Circuit, the State of South Carolina against the former lessees and the guarantors, for collection of all sums due and owing under the promissory note. The defendants were served on February 19, 2002. On August 29, 2002, the court granted our motion for summary judgment and on September 9, 2002 awarded judgment against the defendants, jointly and severally, in the amount of $99,899 with post-judgment interest accruing at a rate of 13.5% per annum. On March 6, 2003, we filed a claim titled Golf Trust of America, L.P. v. DPC Wekiva, L.C.; et al in the Superior Court of the State of Arizona, Maricopa County, for enforcement of the judgment entered by the South Carolina Ninth Judicial Circuit Court. On March 21, 2003 we received an initial payment of $10,000 from Mr. Stottlemyre and, on April 17, 2003, we received the balance due under this judgment, plus accrued interest, of  $99,887.  The amount under the judgment have now been fully satisfied.  The documents are being prepared to indicate that the judgment has been satisfied and the judgment lien has been released.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was received on June 20, 2002. Our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against their alleged claim for the amount of our claim. Discovery is ongoing, and no trial date has been set. We are currently negotiating with the defendant's attorney for a possible settlement of these claims.  However, at this time we are unable to assess the likely outcome of this litigation.

Plan of Liquidation Action

On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purports to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleges:

•                                          that payments to certain of our officers under their employment agreements and an agreement to sell golf courses to Legends resulted from a breach of the defendants’ fiduciary duties to stockholders;

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

The complaint’s prayer section does not specify the damages plaintiff is seeking. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability.  The parties have concluded the discovery phase of the case. Before discovery closed, plaintiff moved for an order to extend the discovery deadline by two weeks, which the defendants opposed.  The court denied the motion.  Prior to the close of discovery, plaintiff moved to compel production of certain documents.  A hearing on that motion was held on April 9, 2003 and, on April 21, 2003, the court denied the plaintiff’s motion to compel.  Also, on April 9, 2003, we filed a motion for summary judgment based on plaintiff’s lack of standing to bring this derivative action and on the merits.  A hearing on that motion, which plaintiff has opposed, is scheduled for May 21, 2003.  The plaintiff did not move for summary judgment, but filed a motion for entry of judgment in plaintiff’s favor, or in the alternative, for an order striking defendant’s summary judgment motion based on allegations of discovery abuse, concealment of evidence and spoliation.  Defendants opposed that motion.  Trial is currently scheduled to begin June 23, 2003.  The matter has been tendered to our directors and officers insurance carrier.  We are unable to provide an assessment as to a likely outcome of the litigation at this time.

Innisbrook Resort Condominium Owner Litigation

The Innisbrook Resort serves as collateral for a $79 million non-recourse loan we made to the Resort’s owner, Golf Host Resorts, Inc., in 1997. The owner/borrower has entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. Certain of the condominium owners (as plaintiffs) have initiated a legal action against our borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc., regarding various aspects of this arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

•                                          whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor’s rental pool, so long as there is a rental pool, by virtue of defendant’s alleged marketing promises to all purchasers of condominiums at the project;

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

•                                          whether the unit owners who signed the guaranteed lease agreement have the right to return to the master lease agreement without penalty and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed lease agreement and the income they would have received under the master lease agreement; and

•                                          whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses and thereby adversely affecting the “private golf course” concept of Innisbrook.

Neither GTA nor any of our affiliates is a party to this lawsuit, however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower’s willingness and ability to (i) make any future participating mortgage payments to us (the borrower has not made any such payments to us since October 1, 2001), or (ii) enter into a settlement agreement with us regarding its participating mortgage default on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures our participating loan.

Other Litigation

Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.  This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank that it has a perfected security interest in the OP Units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest Bank alleges that it acquired this security interest in April 1999. We redeemed the OP Units at issue in June 1999 as part of a settlement of various claims owing to the company. The Bank did not receive any proceeds of our redemption of the OP Units and asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. The parties have not commenced discovery. The court issued a scheduling order, and the case was scheduled for trial on October 6, 2003. We have now reached a settlement of this case that includes a payment by us to the plaintiff for $19,000.  The parties have agreed on the form of the settlement agreement and that agreement is being circulated for signatures.  We anticipate that this matter will be concluded within approximately thirty days.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.  This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic’s lien upon our property. Plaintiffs’ amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which plaintiffs’ claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys’ fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs’ filing of the mechanic’s lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the

Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs’ motion or on our Central Bank of Lake of the Ozarks motions, except that “there remain substantial and genuine issues of material fact.” We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs’ time to appeal the April 20, 2002 order granting our motions for summary judgment has not yet begun to run.  Although the plaintiffs’ attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this has apparently not come to pass.  Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgement granted to Golf Trust of America, L.P.  We anticipate that this motion will be granted, but do not expect a ruling on it for up to sixty days.  If this motion is granted, plaintiffs time to appeal will begin to run.  We still do not know whether an appeal will be filed.  Because of the uncertainty of an appeal by plaintiffs, we are unable to provide at this time an assessment as to the likely outcome of this litigation.

Golf Trust of America, L.P. v. Osage Land Company, LLC., et al., Circuit Court Of Miller County, Missouri.  We brought this action on July 11, 2002 to determine our rights to a road easement leading to a golf course we then owned in Miller County Missouri.  On that date, we obtained a temporary restraining order enjoining the defendants from interfering with their claimed rights in the road easement.  In connection with granting that order the court required that a $5,000 cash bond be posted by us.  The temporary restraining order expired by its terms on July 21, 2002.  We subsequently sold the golf course and the purchasers assumed the risk as to whether there were any rights to the road easement.  On April 4, 2003, we filed a Motion to Dismiss Without Prejudice the above action. We also requested the return of the $5,000 cash bond.  Some of the defendants objected to a dismissal without prejudice and in addition sought an award of $14,769 in attorney fees and costs.  On April 24, 2003, the judge orally granted our motion and stated that she would enter an order allowing dismissal of the action without prejudice and the return of the $5,000 cash bond.  A proposed order has been sent to the judge for signature.  Until the judge signs the order this matter is not final.  The defendants have stated that they intend to appeal this order when it is entered.  We do not know whether an appeal will, in fact, be filed.  Because of the uncertainty of an appeal by the defendants, we are unable at this time to give an assessment as to a likely outcome of this litigation.  In any event, however, it is not anticipated that any loss would be material.

Routine Litigation

In addition to litigation between a lessor and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provided that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. Since we are now the operator of our remaining golf courses, except Innisbrook, we maintain insurance for these purposes. We are not currently subject to any claims of this sort that we deem to be material.

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit Index, which appears below following the signature page, are included or incorporated by referent in this Quarterly Report.

Form 8-K Filings

                                                During the quarter ended March 31, 2003, we filed a report on Form 8-K dated January 30, 2003, describing under Item 5 that we closed on the sale of the Eagle Ridge Inn & Resort to Eagle Ridge Resort, LLC .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: May 14, 2003	By: /s/ W. Bradley Blair, II

W. Bradley Blair, II President and Chief Executive Officer

/s/ Scott D. Peters
Date: May 14, 2003	Scott D. Peters Senior Vice President and Chief Financial Officer

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

2.1

Plan of Liquidation and Dissolution of Golf Trust of America, Inc., as approved by stockholders on May 22, 2001 and as currently in effect (previously filed as Exhibit 2.1 to our Company’s Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).

3.1.1

Articles of Amendment and Restatement of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on January 31, 1997, (previously filed as Exhibit 3.1A to our Company’s Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 2 (filed January 30, 1997) and incorporated herein by reference).

3.1.2

Articles of Amendment of Golf Trust of America, Inc., as filed with the State Department of Assessments and Taxation of Maryland on June 9, 1998 (previously filed as Exhibit 3.2B to our Company’s Quarterly Report on Form 10-Q, filed August 14, 1998 and incorporated herein by reference).

3.1.3

Articles of Amendment of Golf Trust of America, Inc. dated May 22, 2001, as filed with the State Department of Assessments and Taxation of Maryland on May 25, 2001 (previously filed as Exhibit 3.1 to our Company’s Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).

3.2.1

Articles Supplementary of Golf Trust of America, Inc. relating to the Series A Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on April 2, 1999 (previously filed as Exhibit 3.1 to our Company’s Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

3.2.2

Articles Supplementary of Golf Trust of America, Inc. relating to the Series B Junior Participating Preferred Stock, as filed with the State Department of Assessments and Taxation of the State of Maryland on August 27, 1999 (previously filed as Exhibit 3.1 to our Company’s Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

3.3.1

Bylaws of Golf Trust of America, Inc., as amended and restated by the Board of Directors on February 16, 1998 (previously filed as Exhibit 3.2 to our Company’s Quarterly Report on Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

3.3.2

Bylaws of Golf Trust of America, Inc., as amended and restated by the Board of Directors on March 27, 2001 (previously filed as Exhibit 3.3 to our Company’s Quarterly Report on Form 10-Q, filed May 15, 2001 and incorporated herein by reference).

3.3.3

Bylaws of Golf Trust of America, Inc., as amended and restated by the Board of Directors on August 20, 2001 and as currently in effect (except for the provision amended by the following exhibit 3.3.4) (previously filed as Exhibit 3.3 to our Company’s Current Report on Form 8-K, filed August 30, 2001 and incorporated herein by reference).

3.3.4

Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on March 15, 2002 and as currently in effect (previously filed as Exhibit 3.3.4 to our Company’s Annual Report on form 10-K, filed April 1, 2002, and incorporated herein by reference).

4.1

Form of Share Certificate for Golf Trust of America, Inc. Common Stock (previously filed as Exhibit 4.3 to our Company’s Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

4.2

Form of Share Certificate for Golf Trust of America, Inc. Series A Preferred Stock (previously filed as Exhibit 3.2 to our Company’s Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

4.3

Shareholder Rights Agreement, by and between Golf Trust of America, Inc. and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated August 24, 1999 (previously filed as Exhibit 4.1 to our Company’s Current Report on Form 8-K, filed August 30, 1999, and incorporated herein by reference).

4.4†

Voting Agreement, between Golf Trust of America, Inc. and the holder of all of its outstanding shares of Series A Preferred Stock, AEW Targeted Securities Fund, L.P., dated February 22, 2001 (previously filed as Exhibit 4.2 to our Company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

4.5

Voting Agreement, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc. and the holders of operating partnership units named therein, dated as of February 14, 2001 (previously filed as Exhibit 4.3 to our Company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.1.1

First Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) of Golf Trust of America, L.P., dated February 12, 1997 (previously filed as Exhibit 10.1 to our Company’s Annual Report on Form 10-K, filed March 31, 1997, and incorporated herein by reference).

10.1.2

First Amendment to the Partnership Agreement of Golf Trust of America, L.P., dated as of February 1, 1998 (previously filed as Exhibit 10.1.2 to our Company’s Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

10.1.3

Second Amendment and Consent to the Partnership Agreement of Golf Trust of America, L.P., as amended, dated as of February 14, 2001 (previously filed as Exhibit 10.3 to our Company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through May 7, 2003.
10.1.5

Designation of Class B Common OP units of Golf Trust of America, L.P., dated February 1, 1998, which has been added as the first entry in Exhibit D to the Partnership Agreement (included within the First Amendment to the Partnership Agreement, which was previously filed as Exhibit 10.1.2 to our Company’s Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference).

10.1.6

Designation of Series A Preferred OP units of Golf Trust of America, L.P., dated April 2, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.3 to our Company’s Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.1.7

Designation of Series B Preferred OP units of Golf Trust of America, L.P., dated May 11, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.6 to our Company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.1.8

Designation of Series C Preferred OP units of Golf Trust of America, L.P., dated July 28, 1999, which has been added to Exhibit D to the Partnership Agreement (previously filed as Exhibit 10.1.7 to our Company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.2.1

Credit Agreement, dated as of June 20, 1997, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.1 to our Company’s Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.2.2

Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to our Company’s Amended Annual Report on Form 10-K/A, filed April 1, 1999, and incorporated herein by reference).

10.2.3

Amended and Restated Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, NationsBank, N.A., as Administrative Agent, First Union National Bank as Syndication Agent, and BankBoston, N.A., as Documentation Agent (previously filed as Exhibit 10.2.3 to our Company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.2.4

Second Amended and Restated Credit Agreement, dated as of July 25, 2001, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc., GTA LP, Inc., Sandpiper-Golf Trust, LLC, GTA Tierra Del Sol, LLC, and GTA Osage, LLC, as Guarantors, the Lenders referred to therein, and Bank of America, N.A., as Administrative Agent, First Union National Bank, as Syndication Agent, and Fleet National Bank, as Documentation Agent (previously filed as Exhibit 10.1 to our Company’s Current Report on Form 8-K, filed August 1, 2001, and incorporated herein by reference).

10.3

Credit Agreement, dated as of March 31, 1999, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and

NationsBank, N.A., as Administrative Agent for the Lenders (previously filed as Exhibit 10.3 to our Company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.4

Loan Agreement (the “participating mortgage”), dated as of June 20, 1997, by and between Golf Host Resorts, Inc., as Borrower, and Golf Trust of America, L.P., as Lender (previously filed as Exhibit 10.2 to our Company’s Current Report on Form 8-K, dated June 20, 1997 and filed August 12, 1997, and incorporated herein by reference).

10.5	Form of Participating Lease Agreement (previously filed as Exhibit 10.2 to our Company’s Registration Statement on Form S-11, filed January 15, 1997, and incorporated herein by reference).
10.6

1997 Non-Employee Directors’ Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our Company’s Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7

1997 Stock Incentive Plan (the “Original 1997 Plan”) of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our Company’s Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.8

1997 Stock-Based Incentive Plan of Golf Trust of America, Inc. (the “New 1997 Plan”) (previously filed as Exhibit 10.3 to our Company’s Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.9

Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our Company’s Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.10

Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our Company’s Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.11

General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our Company’s Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.12

Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our Company’s Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.13

1998 Stock-Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our Company’s definitive Proxy Statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.14

Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our Company’s Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.15

Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our Company’s Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.16.1

First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our Company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16.2

Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our Company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.17.1

Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our Company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.17.2

Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our Company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.18

Stock Purchase Agreement, dated April 2, 1999, by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA GP, Inc., GTA LP, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.1 to our Company’s Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).
10.19

Registration Rights Agreement, dated April 2, 1999, by and between Golf Trust of America, Inc. and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to our Company’s Current Report on Form 8-K, filed April 13, 1999, and incorporated herein by reference).

10.20.1

Purchase and Sale Agreement, between Golf Trust of America, L.P., as seller, and Legends Golf Holding, LLC, as buyer, dated as of February 14, 2001 (previously filed as Exhibit 10.1 to our Company’s Current Report on Form 8-K, filed August 14, 2001, and incorporated herein by reference).

10.20.2

First Amendment to Purchase Agreement, Fifth Amendment to Lease Agreement (Bonaventure Golf Club) and Settlement Agreement by and among Golf Trust of America, L.P., Legends Golf Holding, LLC, Legends at Bonaventure, Inc., Larry Young and Danny Young, dated as of July 30, 2001 (previously filed as Exhibit 10.2 to our Company’s Current Report on Form 8-K, filed August 14, 2001, and incorporated herein by reference).

10.21

Confidentiality and Standstill Letter Agreement between Golf Trust of America, Inc. and The Legends Group, dated as of February 14, 2001 (previously filed as Exhibit 10.2 to our Company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

21.1*	List of Subsidiaries.
99.1

Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our Company’s definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

99.2*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed herewith

†                                          Portions of this exhibit have been omitted pursuant to a request for confidential treatment.