Form 10-Q
period 2003-06-30
GOLF TRUST OF AMERICA INC
filed 2003-08-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2003

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

On August 8, 2003, there were 7,884,943 common shares outstanding of the registrant’s only class of common stock. On August 8, 2003, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 39.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended June 30, 2003
INDEX

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, in the current economy it is particularly difficult to predict business activity levels at the Innisbrook Resort (underlying our most significant asset) with any certainty more than a few months in advance. Accordingly, our projections in this annual report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders interests. Many important factors that could cause such a difference are described under the caption “Risks that might Delay or Reduce our Liquidating Distributions,” in Item 2 of this quarterly report, which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF JUNE 30, 2003 (unaudited) AND DECEMBER 31, 2002
(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Real estate and mortgage note receivable — held for sale	$73,301	$143,963
Cash and cash equivalents	2,299	7,990
Restricted cash	—	1,551
Receivables — net	4,308	2,754
Other assets	266	498
Total assets	80,174	156,756

LIABILITIES
Debt	—	69,003
Accounts payable and other liabilities	3,107	3,927
Dividends payable	3,700	2,775
Reserve for estimated costs during the period of liquidation	6,977	12,148
Total liabilities	13,784	87,853

Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	33,784	107,853

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$46,390	$48,903

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands, except per share data) (unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Revenues
Rent	$—	$1,789
Revenue from managed golf course operations	2,815	3,613
Total revenues	2,815	5,402

Expenses:
General & administrative	653	926
Direct expenses from managed golf course operations	2,514	3,731
Total expenses	3,167	4,657

Operating (loss) income	(352)	745

Other income (expense):
Interest income	59	136
Interest expense	(468)	(1,358)
Total other income (expense)	(409)	(1,222)

Loss before adjustment for liquidation basis	(761)	(477)
Adjustment for liquidation basis of accounting	88	(401)
Net loss	(673)	(878)

Preferred dividends	(462)	(463)

Net change in net assets available to holders of common stock and OP units	$(1,135)	$(1,341)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands, except per share data) (unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Revenues
Rent	$452	$3,750
Revenue from managed golf course operations	5,249	6,384
Total revenues	5,701	10,134

Expenses:
General & administrative	1,384	2,054
Direct expenses from managed golf course operations	4,819	6,294
Total expenses	6,203	8,348

Operating (loss) income	(502)	1,786

Other income (expense):
Interest income	115	293
Interest expense	(1,289)	(2,782)
Total other income (expense)	(1,174)	(2,489)

Loss before adjustment for liquidation basis	(1,676)	(703)
Adjustment for liquidation basis of accounting	88	(1,261)
Net loss	(1,588)	(1,964)

Dividends and Distributions:
Preferred dividends	(925)	(925)
Value of OP units redeemed in sale of golf courses and other settlements	—	(535)
Total dividends and distributions	(925)	(1,460)

Net change in net assets available to holders of common stock and OP units	$(2,513)	$(3,424)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in thousands, unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Cash flows from operating activities:
Net loss	$(1,588)	$(1,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to liquidation basis of accounting	(88)	1,261
Straight-line interest, rent and other	—	(42)
Decrease (increase) in other assets	620	(1,021)
Decrease in restricted cash	1,529	582
Decrease in accounts payable and other liabilities	(101)	(5)
Decrease in liquidation liabilities	(4,827)	(3,500)
Net cash used in operating activities	(4,455)	(4,689)

Cash flows from investing activities:
Golf course improvements	(112)	(1,296)
Net proceeds from golf course dispositions	67,767	8,590
Decrease in notes receivable	112	2,486
Net cash provided by investing activities	67,767	9,780

Cash flows used in financing activities:
Net repayments on debt	(69,003)	(11,471)
Net cash used in financing activities	(69,003)	(11,471)

Net decrease in cash	(5,691)	(6,380)
Cash and cash equivalents, beginning of period	7,990	14,762
Cash and cash equivalents, end of period	$2,299	$8,382
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$1,289	$2,782
Note receivable from sale of asset	$2,300	$1,750
OP units redeemed as a non-refundable deposit in the sale of golf courses	$—	$535

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Plan of Liquidation

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. Pursuant to the plan of liquidation, as of August 8, 2003, we have sold 38 of the 47 (eighteen-hole equivalent) golf courses we once held interests in.

Credit Agreement

Our obligation under our Second Amended and Restated Credit Agreement with our senior bank lenders which was scheduled to mature on June 30, 2003 were repaid in full and retired as of June 19, 2003.

2.  Organization and Basis of Presentation

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of August 8, 2003, we have interests in five properties which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.5 percent interest in our operating partnership as of August 8, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Adjustment to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and its approval by our stockholders, as required we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of June 30, 2003 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of June 30, 2003.   An adjustment of $88,000 is included in the June 30, 2003 consolidated statement of changes in net assets to reflect a $353,000 write-down of certain golf course assets offset by a net gain of $441,000 in the aggregate on the sales of certain golf course assets   There were no other liquidation basis of accounting adjustments for the three months and six months ended June 30, 2003.

The net assets represent the assets available to our common stockholders and the remaining OP unit holder. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at August 8, 2003 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged to us as collateral under a participating mortgage wherein the borrower is in default, and 85,000 shares of common stock are pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse.  This redemption agreement provides that this security will be tendered to us if and when the total amount of liquidating distributions paid to our shareholders pursuant to the plan of liquidation is less than $10.74 per share.

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

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2002	Payments	Adjustments	June 30, 2003

Severance	$5,075,000	$(2,575,000)	$—	$2,500,000
Professional fees	3,025,000	(1,738,000)	—	1,287,000
Financial advisor fees	594,000	(57,000)	—	537,000
Capital expenditures	386,000	(344,000)	—	42,000
Other	3,068,000	(457,000)	—	2,611,000
Total	$12,148,000	$(5,171,000)	$—	$6,977,000

Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements.  Performance milestone payments aggregating approximately $2,526,000 were paid upon our complete repayment of our obligations under our secured credit facility.  Performance milestone payments aggregating approximately $1,895,000 will be paid in due course, however, there are no remaining conditions to such payment.   Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments.

Included in the total payments under the Other category above is a $105,000 extension fee payment under one of our  directors and officers insurance policies. Our original directors and officers insurance policy expired on February 7, 2003 and was replaced by our current directors and officers insurance policy which expires on February 7, 2004.   Also, included in the total payments under the Other category above is $128,000 in fees paid to our lenders, $100,000 sales bonus paid on the sale of  Eagle Ridge, $63,000 in fees paid to obtain an updated survey of the Innisbrook property,  $30,000 in printing costs for the 2002 Annual Report, $19,000 in the settlement of the Hillcrest Bank legal claim, plus miscellaneous fees and expenses related to the sales effort for the disposition of our assets.

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 have been prepared in accordance with (i) generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting following stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46 requires companies with a variable interest in a variable interest entity to apply this guidance as of the beginning of the first interim period beginning after June 15, 2003, for existing interests and immediately for new interests.  The application of the guidance could result in the consolidation of a variable interest entity.  The only potential variable interest entity with which we are associated is Innisbrook as disclosed in Note 4.  We are evaluating whether Innisbrook is a variable interest entity, whether we are the primary beneficiary and, if so, the impact of this interpretation on financial position and results of operations.

4.  Mortgage Note Receivable

In June 1997, our operating partnership closed and funded, as lender, an initial $69.975 million participating mortgage to Golf Host Resorts, Inc., an entity affiliated with Starwood Capital Group LLC. The participating loan is secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida, and by some additional collateral. The operator of the resort, Westin Hotel Company, guaranteed up to $2.5 million of debt service at the Innisbrook Resort for each of the first five years of the term of the participating mortgage; this guarantee has been substantially funded. The initial loan of $69.975 million was increased by us by an additional $9 million loan to the borrower (creating a total principal loan amount of $78.975 million), which was used by the borrower for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

The term of the participating mortgage loan is 30 years from inception, with an initial base interest rate of 9.6% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

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

Additionally, on March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage is a non-recourse loan. Accordingly, following an event of default, we cannot bring a legal action directly against the borrower to compel payment. Rather, our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged to us as collateral to secure our loan to the borrower. Since early 2002, we have been seeking a negotiated foreclosure or settlement with the borrower as well as negotiating a global resolution of all issues impacting the Innisbrook Resort . We expect to enter into formal documentation of the global resolution by the end of 2003; however, we can provide no assurances as to the terms, timing or likelihood of any such global settlement.

5.   Commitments and Contingencies

Palm Desert Country Club

We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon

Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced a judicial action against us and GTA Palm Desert LLC on November 20, 2001 in the Riverside County Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) negligence, (3) breach of the covenant of good faith and fair dealing, and (4) intentional and negligent misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of the litigation at this time.   The court set a trial date of October 20, 2003, and a Mandatory Settlement Conference for September 19, 2003. Discovery is currently ongoing and the parties are in the midst of an extended mediation process.  At this time we are unable to assess the likely outcome of this litigation.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action for breach of contract accompanied by fraudulent act, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was received on June 20, 2002. Our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against their alleged claim for the amount of our claim. Discovery is ongoing, and no trial date has been set. We are unable to assess the likely outcome of this litigation.

Osage National Golf Club

The lawsuit, Osage National Golf Club, Inc. et al. v. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units as purchase consideration to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs’ claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law in which they limited their request for judgment to $1,465,886.80 plus interest at 9% from June 20, 2000. On January 6, 2003, we filed a responsive memorandum. On June 18, 2003, the parties filed their joint request for entry of judgment. This matter is now in a position for ruling by the court and we would anticipate the ruling within a few months. At this time we are unable to assess the likely outcome of this case.

Other Litigation

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.  This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic’s lien upon our property. Plaintiffs’ amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which plaintiffs’ claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys’ fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs’ filing of the mechanic’s lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs’ motion or on our Central Bank of Lake of the Ozarks motions, except that “there remain substantial and genuine issues of material fact.” We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs’ time to appeal the April 20, 2002 order granting our motions for summary judgment had not yet begun to run.  Although the plaintiffs’ attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this had apparently not come to pass.  Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P.  On May 12, 2003, the Court entered a judgment that disposed of all outstanding claims in the lawsuit. On June 10, 2003 Plaintiffs filed a Notice of Appeal of the ruling in favor of Golf Trust of America, L.P. on its Motion for Summary Judgment. Because of the uncertainty of an appeal by plaintiffs, at this time we are unable to assess the likely outcome of this litigation.

Ordinary Course Litigation

In addition to litigation between lessor and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provided that each lessee was responsible for claims based on personal injury and property damage at the golf courses which were leased and required each lessee to maintain insurance for such purposes. Since we are now the operator of our remaining golf courses, excepting Innisbrook, we maintain insurance for these purposes. We are not currently subject to any material claims of this type.

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

6.  Other Assets

Receivables—net consists of the following:

	(Liquidation Basis)
	June 30, 2003	December 31, 2002
	(unaudited)

Rent receivable	$—	$553,000
Note receivable taken in sale of asset	2,313,000	—
Loans to officers	1,255,000	1,255,000
Other miscellaneous receivables—net	740,000	946,000
Receivables—net	$4,308,000	$2,754,000

The rent receivable represented the rent due on the golf courses at the Eagle Ridge Inn & Resort at December 31, 2002 which was subsequently received.  This property was sold on January 30, 2003.

The note receivable taken in sale of this  asset represents the $2.5 million note we received from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower’s payment of the balance of the note, subject to certain prepayment prohibitions).

Loans to Officers

Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements.  Pursuant to the terms of our officers’ amended and restated employment agreements, dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. Effective July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes because the total outstanding balance exceeded the value of the collateral shares of common stock, computed based on the net assets available to common shareholders.  Loans to officers are subject to an allowance for doubtful accounts of $400,000 to reflect the difference between the computed value of our officers’ pledged shares of their common stock compared to their value at the time that the shares were pledged, which was $8 per share.   These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower’s employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower.

The other miscellaneous receivables include approximately $497,000 of member, trade and other miscellaneous receivables of our managed golf courses, $234,000 in notes receivable, including accrued interest, taken in participating lease terminations, and $9,000 in insurance receivables. In estimating the fair value of receivables, management considers the term, security, interest rates, and collectability of the receivable.

7.  Credit Agreement

Our obligations under our Second Amended and Restated Credit Agreement with our senior bank lenders which was scheduled to mature on June 30, 2003 were repaid in full as of June 19, 2003.  Prior to repayment, the interest rate under the credit agreement was prime plus 3% for an effective rate of 7.25% per annum at retirement.

8.  Preferred Stock

Series A Preferred Stock

On April 2, 1999, we completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., or AEW. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. We contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter.  Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase) below.  As of June 30, 2003, we have accrued and not paid eight quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

On February 22, 2001, we entered into a voting agreement with AEW, which continues to hold all of the shares of the Series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required us to redeem all of the shares of Series A preferred stock (for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment) promptly after we determine in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations.

Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our shareholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised on May 23, 2003. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders.  We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, but lost our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of August 8, 2003, we have interests in five properties which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.5 percent interest in our operating partnership as of August 8, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Operators of the golf courses, their affiliates and one of our officers hold the minority interests in our operating partnership.

Significant Events since the filing of our quarterly report on Form 10-Q on May 15, 2003

Significant events occurring since May 15, 2003 (the filing date of our Form 10-Q for the quarter ended March 31, 2003) include the following:

•              on May 21, 2003, the court dismissed the legal action titled Mary Ella Crossley v. W. Bradley Blair, II et al in its entirety.  Subsequently, we reached a non-monetary settlement with the plaintiff which provided that the plaintiff will not appeal the court’s ruling and the Golf Trust defendants will not seek attorneys’ fees or costs from the plaintiff. (see Part II, Item 1 Legal Proceedings for further details);

•              on June 17, 2003, we closed the sale of the Sandpiper Golf Course for $25.0 million in cash;

•              on June 19, 2003, we repaid in full our obligations under our Second Amended and Restated Credit Agreement with our senior bank lenders, which was scheduled to mature on June 30, 2003;

•              on June 19, 2003, we paid performance milestones to our executives pursuant to their amended and restated employment agreements aggregating $2,526,000 which became due upon the retirement of our credit agreement as noted above;

•              we continued to negotiate for a potential settlement of claims resulting from the borrower’s default under the participating mortgage at the Innisbrook Resort while Innisbrook fell short of budget expectations for the first half of 2003; and

•              in July 2003, the judge in the litigation against our borrower at the Innisbrook Resort, Golf Host Resorts, Inc., rejected the plaintiffs’ attempts to proceed with the case as a class action, leaving approximately 80 individual plaintiffs in the lawsuit.  The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”).  Golf Host Resorts, Inc. has been informed that the plaintiffs have or intend to appeal both of these decisions.

Each of these developments is described in more detail herein.

Our Participating Mortgage secured by the Innisbrook Resort

Recent Innisbrook Developments

During the second quarter of 2003 we continued to negotiate for a potential settlement of claims resulting from the borrower’s default under the participating mortgage wherein we are the lender. We are seeking to resolve this matter by the end of 2003,  however, we can provide no assurances as to the terms, timing or likelihood of any resolution.

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

In addition to the current rental pool agreement dated January 1, 2002, the current owner of the Innisbrook Resort agreed with the condominium owners association that the owner of the Innisbrook Resort would reimburse 50% of the refurbishment costs (approximately $7.6 million plus accrued interest thereon, assuming 610 units are refurbished) invested in the condominium units by the condominium owners. This amount will be amortized and reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of their refurbishment throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. We understand that the refurbishment of approximately 500 units of the total rental pool units of approximately 619 has been completed to date.

Certain of the condominium owners (as plaintiffs) initiated legal action against our borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of the prior rental pool arrangement and asking that the case proceed as a class action on behalf of all similarly situated condominium owners. We have been informed that by order dated April 3, 2003, Golf Host Resorts, Inc. was substituted in place of Golf Hosts, Inc. as the defendant in this lawsuit. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either condominium owners, members, their accompanied guests, or guests of the Resort.  In July 2003, the judge in the litigation against Golf Host Resorts, Inc. rejected the plaintiffs’ attempts to proceed with the case as a class action, leaving approximately 80 individual plaintiffs in the lawsuit.  The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”).  Golf Host Resorts, Inc. has been informed that the plaintiffs have or intend to appeal both of these decisions.

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

Innisbrook Strategy

In general, we face a potential trade-off between (a) seeking to sell the participating mortgage on the Innisbrook Resort at the present time, as a distressed loan, which would likely result in a significant loss on our investment, but would likely hasten the completion of our liquidation, and (b) seeking to resolve the problems with our borrower and others associated with the Resort through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we, in conjunction with the Resort operators (Westin and Troon), would seek to realize a potentially better recovery, based on historical results. The latter alternative might allow us to recoup more of our investment, but would take considerably more time and expense.

When our financial advisor, Houlihan Lokey, evaluated our interest in Innisbrook in March 2002 and again in March 2003, they valued this asset under two different scenarios: a “forced liquidation” and an “orderly liquidation.” Both scenarios assumed that we would obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003. Under the “forced liquidation” scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive upon an immediate sale of the Innisbrook Resort. Under the “orderly liquidation” scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Resort’s operators (namely Westin and Troon) were to successfully realize a modest recovery based on past historical results. In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey’s analysis projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

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

economy). Any or all of these assumptions might prove to be incorrect. Moreover, Houlihan Lokey’s projections are not based on any appraisals of the Innisbrook asset or any independent litigation risk assessments. Accordingly, we have not, and you should not, place undue reliance upon these projections.

Following review of Houlihan Lokey’s March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continue to believe that seeking a recovery in the Resort’s financial performance and a resolution of issues with the borrower (as opposed to actively marketing for sale our interest in Innisbrook at a distressed price), is in our stockholders’ best interest vis-à-vis other alternatives. To that end, we have been negotiating with our borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Innisbrook Resort and to take control of the Innisbrook Resort (and all other assets of the operating entity) by the end of 2003, but which may take longer. As part of any such global settlement, we expect (but cannot assure) the following:

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

•              to enter, through one of our subsidiary LLCs, into a new agreement regarding ownership and development of a residential project at an adjacent parcel of land, commonly called Parcel F;

•              to assume, through one of our subsidiary LLCs, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which will be subject to a contract with Westin) and, as part of this transition, we expect that our subsidiary LLC will become a successor SEC filer to Golf Host Resorts under Exchange Act rule 15d-5;

•              to continue to improve the Resort’s relationship with the Innisbrook condominium association; and

•              to support a settlement of the lawsuit brought by certain condominium owners against the Resort owner, which settlement we believe would be in the best interest of the Resort.

As previously discussed, we are seeking to finalize open issues and legal agreements on all of the above by the end of 2003, however, we can provide no assurances as to the terms, timing or likelihood of any possible global settlement. If we decide to pursue judicial foreclosure of the Resort, we expect that it would be expensive and time-consuming and there is a risk to us that the borrower might pursue and obtain bankruptcy and/or other judicial protection. We also face the risk that our negotiations with Westin might not be successful. If our settlement negotiations with Westin do not succeed, but we nonetheless become the owner of the Innisbrook Resort, we may become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement. Any such litigation would likely focus on the extent, if any, to which we, as successor owner of the Innisbrook Resort, must assume the borrower’s outstanding liabilities to Westin under the original management agreement, among other issues. Nothing herein shall imply a view that we have any such obligation or that we don’t have defenses to any allegations that we have such an obligation. Even if we successfully obtain ownership of the Innisbrook Resort, we, along with the Resort’s operators, Westin and Troon Golf, expect to face the difficult task of seeking to realize a recovery in the Resort’s performance, which is currently hindered by the delay in and/or lack of any meaningful economic recovery in the relevant sectors of the U.S. economy. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations (and corresponding unaudited financial statements) from the Innisbrook Resort’s management that all cash generated by the business is retained in the operating entity and is being utilized to cover Innisbrook Resort financial obligations.

Our estimate of the fair value of our participating mortgage interest as lender in the Innisbrook Resort, as recorded on our books at June 30, 2003, is $60 million, which is near the low end of the valuation range for the Innisbrook asset under the “orderly liquidation” scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses. We have identified our valuation of the participating mortgage as a critical accounting estimate, as discussed below, under the caption “Application of Critical Accounting Policies.” We do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the anticipated holding period  (i.e., December 31, 2005) in response to any reasonable offer, even if the amount is for less than $60 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board to abandon the orderly liquidation strategy in favor of an immediate sale. We face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Innisbrook Resort for less than our current estimates of its fair value. Accordingly, at some future date, our assessment of the asset’s fair value may change, based on facts and circumstances applicable at that time, and the asset may be written-down.

We face a number of risks respecting the Resort, our attempted resolution of the issues described above and the timing thereof.  These risks are described further below under the heading “Risks that might Delay or Reduce our Liquidating Distributions.”

Innisbrook Resort Financial Performance

If we acquire ownership of the Innisbrook Resort, together with the business and assets of the Resort’s owner, Golf Hosts Resorts (and its various related parties associated with operations at the Innisbrook Resort), we expect to include these newly-acquired assets of these entities within our consolidated financial reporting group. The consolidated financial results of these entities are discussed below.

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

As previously discussed, we are seeking to assume operations at the Innisbrook Resort by the end of 2003. The Innisbrook Resort continues to suffer from weak performance in the travel sector of the economy.   As a result Innisbrook bookings for the first half of 2003 have been below anticipated levels for 2003 and we currently do not expect to see any marked improvement until early 2004.   Based on the current financial performance of Innisbrook and its outstanding unpaid financial obligations from prior periods (years), we can offer no assurances that we will not need to fund short-term operating cash shortfalls at some level following the conclusion of settlement negotiations.

Based upon the financial results submitted to us by Golf Hosts Resorts, Inc., the net operating income of the property for the six months ended June 30, 2003 was $793,000, which is a decrease in income from the same period in the prior year of approximately $2,502,000, or 75.9%. During the six months ended June 30, 2003, gross revenues declined $4,272,000, or 16.3%, from the same period in the prior year. Room nights for the period were down by 18.5% and room night spending levels were up by $12.81 per room night or 2.7%. The combined reduction in room nights and increase in average spending resulted in the net reduction of gross revenues noted above. Total operating expenses before depreciation and amortization were down $1,531,000, or 7.2%, for the six months ended June 30, 2003 compared to the same period for the prior year. In addition, depreciation and amortization were down in the aggregate amount of $239,000. This performance was significantly below budget expectations for the first half of 2003.

For the trailing twelve months ended June 30, 2003, net operating income, before write-down of impaired intangible assets, is up approximately $1,443,000, or 35.9%, when compared to the trailing twelve months ended June 30, 2002. Total revenues are down approximately $4,483,000, or 11.1%. REVPAR, which is a standard operating measurement tool within the hotel industry, is in our judgment not a useful analytical tool at this property due to the rental pool arrangement. Revenue per room night, which recognizes the actual gross revenue as it relates to occupied rooms, was up $23.84, or approximately 4.4 % while rooms occupied were down by 11,113 room nights or 14.9%. The decrease in revenues was offset by reductions in operating expenses totaling approximately $2,602,000, or 6.9%. Other expenses, which include participating interest, straight-line interest, losses on assets leased and held for sale, income tax benefits and non-cash charges for depreciation and amortization are down approximately $ 2,889,000. This reduction in other items is primarily the result of a the write-down during the twelve months ended June 30, 2002 of intangibles due to intangible impairment in the amount of $3,000,000, reductions in the recognition of depreciation and amortization in the amount of approximately $324,000, an increase in interest expense of $104,000, reductions in the losses on assets held for sale in the amount of $184,000 and reductions in income tax benefits of $515,000 during the trailing twelve months ended June 30, 2002. These fluctuations culminated in a reduction of $1,008,000 or 7.8%, in the loss for the trailing twelve months ended June 30, 2003, when compared to the same period in the prior year.   Because these results are unaudited and are provided by our borrower and not prepared by us, we can provide no assurances as to the completeness or accuracy of these financial results.

Plan of Liquidation

Recent Dispositions

As previously noted, since the filing of our quarterly  report on Form 10-Q on May 15, 2003, we closed the sale of the Sandpiper  Golf Course. The disposition was structured as a sale of our interest in Sandpiper-Golf Trust, LLC, the entity which owns the golf course.  We received the purchase price of $25.0 million in cash on June 17, 2003.

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

At the time we prepared our proxy statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001 and would result in liquidating distributions to common stockholders within a specified range. While we have made significant progress toward that goal, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our proxy statement is now far less likely, particularly insofar as the disposition of our lender’s interest in the Innisbrook Resort is concerned. We use the term “Original 2001 Range” to refer to our 2001 projection of the range within which total liquidating distributions to common stockholder would likely occur. (As the context requires, the term “Original 2001 Range” also refers to the component estimate prices or price ranges for particular golf courses, all of which contributed to the overall projected range of liquidating distributions.).  At the time management prepared the Original 2001 Range, one of our financial advisors, Houlihan Lokey, estimated that liquidating distributions to common stockholders would be lower. We refer to this projection as “Houlihan Lokey’s 2001 Range,” which term also refers to its component per-course estimated sale price ranges, as the context requires. With respect to our dispositions, as of August 8, 2003,  we have sold 29 of our 34 properties (stated in 18-hole equivalents, we have sold 38.0 of our 47.0 golf courses) for gross sales proceeds of $301.4 million. In the calculation of this amount, we valued all equity redemption components of sale prices as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $301.4 million are within the combined per-course ranges for the sold golf courses, as estimated during the preparation of Houlihan Lokey’s 2001 Range. However, our gross sales proceeds are $15.6 million, or 4.9%, below the low end of their combined Original 2001 Range. Of the twelve assets sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (three in late 2001, three in 2002 and four in 2003). The events of September 11th as well as the continuing decline in the economy after that date negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board’s observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these twelve transactions at prices below the Original 2001 Range was fair to, and in the best interest of, the Company and our stockholders.

In the spring of 2002, based in part on Houlihan Lokey’s report dated March 15, 2002, we disclosed a revised, lower, projection of our per share liquidating distributions to common stockholders. We refer to this projection as the “Updated 2002 Range.” For the period January 1, 2002 through March 18, 2003, we disclosed comparisons of asset sale prices primarily against the Updated 2002 Range. Of the five assets (or 9.5 golf courses) that we sold since January 1, 2002 but before March 18, 2003, one asset (or 1.5 golf courses), was sold at a price below the low end of its respective Updated 2002 Range; this property was sold for 4.3%, or $150,000, less than the low end of its Updated 2002 Range. For the remainder of 2003, we intend to disclose price comparisons (if applicable) for the properties remaining in our portfolio primarily against the Updated 2003 Range discussed below.  The two assets that have been sold since March 18, 2003 were sold within the Updated 2003 Range (as defined below).

In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey’s report dated March 18, 2003, and subject to many limiting assumptions and estimates, in our Form 10-K dated March 31, 2003 we projected that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation will be within the range of $4.75 to $7.21 per share. We refer to this projection as the “Updated 2003 Range”.  This projection is a forward-looking statement, subject to this report’s introductory cautionary note and the risk factors listed below. This projection was based on several assumptions about future events, including (among many others) the following:

•              an assumption that we will successfully obtain ownership of the Innisbrook Resort;

•              an assumption that we, in conjunction with the Resort’s operators, Westin and Troon Golf, will be able to realize a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort by year-end 2005 (which implicitly assumes that relevant economic recovery will begin sufficiently in advance of that date to support regular business and group leisure activity at the Innisbrook Resort by late 2005); and

•              an assumption that we will not be subject to any material liability under any of the lawsuits we were then defending (the two most important of which have subsequently been dismissed or settled).

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

•              estimated legal and accounting fees, management compensation expenses and other operating expenses over the course of our liquidation.

Assets Held for Sale

The following chart identifies each of our unsold properties:

Properties Held for Sale as of August 8,  2003

Property	Location	18-Hole Equivalent

Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Participating Mortgage	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0
Total		9.0

Letters of Intent and Purchase Agreements

As of August 8, 2003, we have entered into the following binding and non-binding arrangements from the disposition of our remaining assets. From time to time, we may consider multi-asset letters of intent, however, at the present time, no such non-binding commitments have been executed.

•              Tierra Del Sol Sale Agreement. On July 10, 2003, we entered into a definitive agreement for the disposition of the Tierra Del Sol Country Club, for a price of $2.0 million to be paid $1.5 in cash at closing and $0.5 million in the form of a secured promissory note.  The buyer will also be assuming the $125,000 liquor license note payable related to this golf course.  Pursuant to our joint marketing agreement with the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC (see further discussion under Part II, Item 1, “Legal Proceedings”), we will pay the aforementioned parties 17.5% of the gross sales price received.

•              Country Club of Wildewood and Country Club at Woodcreek Farms (collectively known as “Stonehenge”)  Letter of Intent. On July 28, 2003, we entered into a non-binding letter of intent for the disposition of  Stonehenge for a total purchase price that is within the Updated 2003 Range.  No purchase agreement has been executed.

We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. Our current letter of intent is non-binding and, therefore, at this time, we can provide no assurances that any purchase agreement will be executed. Even after we enter into a purchase agreement, the buyer’s obligation to close is often subject to conditions, some of which might be within the buyer’s control. Accordingly, the above proposed sales could fail to close, in which case we would attempt to locate alternate buyers and enter new purchase agreements or seek to renegotiate the sale with the original buyers. Any such alternate or renegotiated transactions might be on less favorable terms.

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

The valuation of our real estate held for sale as of June 30, 2003 is based on current contracts and estimates of sales values. The valuation of our other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of June 30, 2003. An adjustment of $88,000 is included in the June 30, 2003 consolidated statement of changes in net assets to reflect a $353,000 write-down of certain golf course assets offset by a net gain of $441,000 in the aggregate on the sales of certain golf course assets   There were no other liquidation basis of accounting adjustments for the three months and six months ended June 30, 2003.

The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at August 8, 2003 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral to us under a participating mortgage wherein our counter-parties are in default.

Application of Critical Accounting Policies

Liquidation Basis of Accounting

As a result of our board of directors’ adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The valuation of real estate held for sale as of June 30, 2003 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.  Our most significant estimate is the fair value of our interest in the Innisbrook Resort and its expected net free cash flow prior to its disposition.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Innisbrook Resort.

We hold a participating mortgage, as the first lender, secured by the Innisbrook Resort. The borrower is in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books at June 30, 2003, is $60 million. This value is toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey’s orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million).

Our valuation assumes, among other things, that we will acquire direct ownership of the Resort by the end of  2003 and that the Resort will successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender’s mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). If we were to value the Innisbrook Resort at the low end of the immediate liquidation range (i.e., $40.5 million) rather than our current estimate of $60 million, our Net Assets in Liquidation (available to holders of common stock and OP units) would decrease from $46,390,000 to $26,890,000, which is equivalent to a decrease of $2.46 per outstanding share and OP unit.

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

Revenue Recognition

Subsequent to January 30, 2003, when we sold the Eagle Ridge Inn & Resort, we do not have any remaining performing participating leases.  Prior to that time, under the performing participating leases, we recognized rental revenue on an accrual basis over the term of the lease.  Prior to our borrower’s default under the participating mortgage, we recognized interest income ratably over the term of the loan.

With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period.

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2003 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.  All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

Results of Operations

Results of operations for the three months ended June 30, 2003 and 2002

For the three months ended June 30, 2003 and 2002, we recognized $2,815,000 and $5,402,000, respectively, in revenue from the participating leases and from the operations of the golf courses that we manage. The decrease in revenues of $2,587,000, or 48%, is due to lost rental revenue of approximately $1,789,000 from 1.5 of the 5.0 golf courses that were sold in 2002 and the 3.5 of the 4.5 golf courses that were sold in January 2003 together with the lost operating revenue from golf courses that we managed and subsequently sold.  Revenue from the operations of the 7.5 golf courses that we managed totaled $2,815,000 during the three months ended June 30, 2003. For the same period in 2002, we managed 11.0 golf courses from which we recorded $3,613,000 in revenue from managed golf course operations.  Of these 11.0 golf courses, 6.0 were also managed during this period in 2003, 3.5 were sold prior to the second quarter of 2003 and 1.5 were sold on April 17, 2003.

Expenses totaled $3,167,000 and $4,657,000 for the three months ended June 30, 2003 and 2002, respectively.  The period over period decrease was $1,490,000, or 32%, of which $1,217,000 represents the difference between the direct operating expenses of $2,514,000, in the aggregate, from the 6.0 golf courses that we managed during the three months ended June 30, 2003 compared to $3,731,000 in direct operating expenses of the 11.0 golf courses that we managed during the three months ended June 30, 2002. The net operating income (loss) for the managed courses for the three months ended June 30, 2003 and 2002 was $301,000 and ($118,000), respectively.   Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the three months ended June 30, 2003 and 2002, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended June 30, 2003 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $653,000. Of this amount, approximately $353,000, or 54%, was salaries and benefits. Pursuant to our plan of liquidation we will be implementing further staff reductions throughout the next 60 days. This compares to general and administrative expenses of $926,000 incurred during the same period in 2002.  Of this amount for the three months ended June 30, 2002, approximately $346,000, or 37%, was salaries and benefits.

For the three months ended June 30, 2003, interest expense was $468,000 compared to $1,358,000 for the three months ended June 30, 2002. The decrease of $890,000 is due to the decrease of $64,252,000  in the average balance of our outstanding debt for the second quarter of 2003 versus the average balance of outstanding debt for the second quarter of 2002.  This effect of the decrease in the average balance was offset by an increase of approximately 1.5% in the average interest rate period over period.

We accrued a quarterly preferred dividend of $462,500 in the three months ended June 30, 2003.

Due to the lost rental revenue from the participating leases and the lost operating revenue from golf courses that we managed and subsequently sold, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($1,135,000) compared to ($1,341,000) recorded for the three months ended June 30, 2002.

Results of operations for the six months ended June 30, 2003 and 2002

For the six months ended June 30, 2003 and 2002, we recognized $5,701,000 and $10,134,000, respectively, in revenue from the participating leases and from the operations of the golf courses that we manage. The decrease in revenues of $4,433,000, or 44%, is due to lost rental revenue of approximately $3,298,000 from 1.5 of the 5.0 golf courses that were sold in 2002 and the 3.5 of the 4.5 golf courses that were sold in January 2003 and the lost operating revenue from golf courses that we managed and subsequently sold. Revenue from the operations of the 8.5 golf courses that we managed (3.5 of which were sold during this period)  totaled $5,249,000 during the six months ended June 30, 2003.  For the same period in 2002, we managed 11.0 golf courses (7.5 of which were also managed for at least a portion of this period in 2003 and 3.5 of which were sold in July 2002) and recorded $6,384,000 in revenue from managed golf course operations.

Expenses totaled $6,203,000 and $8,348,000 for the six months ended June 30, 2003 and 2002, respectively.  The period over period decrease was $2,145,000, or 26%, of which $1,475,000 represents the difference between the direct operating expenses of $4,819,000, in the aggregate, from the 8.5 golf courses that we managed (for varying periods of time) during the six months ended June 30, 2003 compared to $6,294,000 in direct operating expenses of the 11.0 golf courses that we managed during the six months ended June 30, 2002. The net operating income for the managed courses for the six months ended June 30, 2003 and 2002 was $430,000 and $90,000, respectively.   Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the six months ended June 30, 2003 and 2002, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the six months ended June 30, 2003 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $1,384,000. Of this amount, approximately $732,000, or 53%, was salaries and benefits. Pursuant to our plan of liquidation we will be implementing further staff reductions throughout the next 60 days. This compares to general and administrative expenses of $2,054,000 incurred during the same period in 2002.  Of this amount for the six months ended June 30, 2002, approximately $720,000, or 35%, was salaries and benefits.

For the six months ended June 30, 2003, interest expense was $1,289,000 compared to $2,782,000 for the six months ended June 30, 2002. The decrease of  $1,493,000 is due to the decrease of $58,026,000 in the average balance of our outstanding debt for first six months of 2003 compared to the same period in 2002.  This effect of the decrease in the average balance was offset by an increase of approximately 1.5% in the average interest rate period over period.

We accrued quarterly preferred dividends totaling  $925,000 in the aggregate for the six months ended June 30, 2003 and June 30, 2002.

Primarily due to the lost rental revenue from the participating leases and the lost operating revenue from golf courses that we managed and subsequently sold, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($2,513,000) compared to ($3,424,000) recorded for the six months ended June 30, 2002.

Tax Consideration

As expected, income from our direct golf course operations during fiscal year 2002 comprised over 5% of our gross income, which caused us to lose our status as a REIT. Accordingly, we lost our REIT status for the 2002 tax year. Although we will now be subject to federal income tax as a regular corporation, we do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Credit Facility

Our credit facility from a syndicate of lenders led by Bank of America, N.A., which was scheduled to mature on June 30, 2003 was paid in full on June 19, 2003 concurrent with the sale of the Sandpiper Golf Course which occurred on June 17, 2003.

Liquidity and Capital Resources

Our ability to meet our obligations in the near term is contingent upon our ability to sell our remaining five golf courses (except Innisbrook), to realize consistent positive operating cash flow  from the golf courses that we manage, to realize consistent positive operating cash flows from Innisbrook (once we take control), or secure short-term financing.

Aggregate Series A preferred stock dividends accrued, until July 21, 2003, at a rate of $462,500 per quarter.  Subsequent to July 21, 2003 the rate will increase to $625,000 per quarter (see further discussion of this increase below).  As of June 30, 2003, we have accrued and not paid eight quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our shareholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised.  Since we defaulted on that obligation, the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders.  We intend to continue to accrue such dividends and the preferred shares shall remain outstanding until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

Cash flows for the six months ended June 30, 2003 and 2002

Cash flow used in operating activities for the six months ended June 30, 2003 was $4,455,000 compared to cash flows used by operating activities for the six months ended June 30, 2002 of $4,689,000. This reflects the net loss for both periods plus non-cash charges to income for the adjustment to the liquidation basis of accounting. In addition, the cash fluctuations related to operating activities included payments paid from and interest received on restricted cash, liquidation liability payments and adjustments, and working capital changes. Cash flow from operations decreased in both periods ended June 30, 2003 and 2002 respectively. The decrease in cash flows from operating activities for the six months ended June 30, 2003 was primarily due to the lost revenue, either from rents or direct revenue from operations, from the 5.0 golf courses sold in 2002, and 4.5 golf course sold in January of 2003, namely Eagle Ridge.  Also affecting cash flow from operations were changes in other assets and liquidation liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2002 is primarily due to milestone payments paid to our executive officers aggregating approximately $2,526,000 upon the repayment of our credit facility and due to  professional fees incurred in connection with our plan of liquidation.

We invested approximately $112,000 in golf course capital expenditures at the golf courses that we managed during the six months ended June 30, 2003 compared to $1,296,000 in the six months ended June 30, 2002, which was primarily at Eagle Ridge. In addition, our investing activities for the first six months of 2003 provided $67,767,000 in cash flow from the sale of 7.0 golf courses compared to $8,590,000 in cash flow from the sale of 1.5 golf courses during the same period in 2002. Additionally, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.  During the six months ended June 30, 2002, we received the pay-off of the note receivable by the borrower on the land parcel near the Sandpiper Golf Course that matured on June 2, 2002.

During the six months ended June 30, 2003, we used $69,003,000 to pay down our outstanding debt under our credit agreement, which was paid in full and retired with our last payment on June 19, 2003.  During the same period in 2002, we used $11,471,000 to pay down our outstanding debt under our credit agreement..

Off Balance Sheet Arrangements

Generally

As of June 30, 2003, we have no unconsolidated subsidiaries.

We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referred to as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities (except as described below) nor do we have any commitment or intent to provide additional funding to any such entities (except potentially in connection with the Innisbrook Resort, as discussed previously). Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

We have guaranteed an equipment operating lease (with a maximum exposure of $145,000).  This is an operating lease with monthly payments of $3,033 per month which expires in 2007.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligation Table

The following table summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on the liquidity and cash flows of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,460	$2,030	$430	$—	$—
Liquor license note payable (applies to a certain managed golf course)	132	7	—	125	—

Operating lease agreements at the managed golf courses	805	281	381	143	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	23	18	5	—	—
Lease agreements for corporate office	74	74	—	—	—
Total	$3,494	$2,410	$816	$268	$—

Each type of contractual obligation listed in the table is discussed in more detail below.

Employment Agreements.  Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A.   The executives are also entitled to additional performance milestone payments aggregating approximately $1,895,000, plus accrued interest, due to the  repayment of outstanding balance under our credit facility. Such payments will be made in due course; no outstanding conditions to payment exist. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above performance milestone payments that we have made. We are currently negotiating an amendment to our CFO’s employment agreement pursuant to which his time commitment and salary would be modified.  In addition, we have severance obligations to other employees aggregating $565,000 which have been provided for in the liquidation accruals.

Pursuant to the terms of our executive officers’ amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair’s and 55,625 of Mr. Peters’) shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. In 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amount of $400,000, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2002.  No additional reserve was deemed necessary in the six months ended June 30, 2003.

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

Liquor License Note Payable.  On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricts prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007.  In the table above, we have noted the obligation of the required interest payments through April 1, 2004, the expiration date of the prepayment restriction.  This note will be assumed by the buyer of Tierra Del Sol which is currently expected to be sold within the next 30 days.

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

Commitments

Series A Preferred Stock

On April 2, 1999, we completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., or AEW. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. We contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter.  Effective July 21, 2003 the rate will increase to $625,000 per quarter (see further discussion of this increase below).  As of June 30, 2003, we have accrued and not paid eight quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

On February 22, 2001, we entered into a voting agreement with AEW, which continues to hold all of the shares of the Series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required us to redeem all of the shares of Series A preferred stock (for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment) promptly after we determine in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations.

Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our shareholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised.  Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders; however, this reduction in available funds for liquidating distributions has already been taken into account in the Updated 2003 Range.  We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

Inflation

We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the Series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as our executives’ salaries) automatically adjust for inflation, some of our rights are similarly indexed.  For example, our participating mortgage interest as lender at the Innisbrook Resort provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default and not meeting any of its obligations as they accrue) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons’ yearly membership privileges.

Seasonality

The golf industry is seasonal in nature because of weather conditions, with fewer available tee times in the rainy season and the winter months. Conversely, revenues fall at the Innisbrook Resort during the summer months as a result of the hot Florida weather being less appealing for group golf outings and vacation destination golfers along with the fact that business conventions and meetings are typically held October through April, when business persons are relatively less likely to be on family vacations. Innisbrook Resort revenues are generally greatest during the first quarter, with a strong fourth quarter as well due to a PGA event that is to be held there each October from 2003 through 2006. The effects of seasonality can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Under our prior (now defunct) participating lease structure, we expected to be insulated from the effects of seasonality in that the participating leases required our lessees to pay us base rent ratably throughout the year. Now that we manage  our golf courses directly (except Innisbrook), we are experiencing some seasonal variability in our operating results, which seasonality is expected to increase in the event that we assume operations at the Innisbrook Resort.

Risks that might Delay or Reduce our Liquidating Distributions

In our most recent annual report on Form 10-K, we reported an updated projected range of liquidating distributions to common stockholders and an updated projection as to when liquidating distributions to common stockholders might commence.  We refer to these projections as our Updated 2003 Range.  Our expectations about the amount of liquidating distributions we will make and when we will make them are based on many factors, including input from our financial advisors and several estimates and assumptions.  We face the risk that actual events might prove to be less favorable than our estimates and assumptions.  Several important factors that could cause such a difference are described below.  Although we have attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and perhaps substantially so.  As a result, the actual amount of liquidating distributions we pay to our common stockholders might be substantially below our Updated

2003 Range of projected liquidating distributions.  In addition, any liquidating distributions might be paid substantially later than projected. Factors that could cause actual payments to be later or lower than we expect include the matters discussed below.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and derivative litigation being filed against companies such as ours.  We became involved in this type of litigation in connection with our plan of liquidation (and the transactions associated with it) in a legal action we refer to as the Crossley litigation.  (See “Part II, Item 1—Legal Proceedings,” in this quarterly report.)  During the second quarter, the Crossely claim was dismissed with prejudice on our motion for summary judgment, which means that the law suit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could appeal the dismissal.  We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff.  Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us.  Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such litigation, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution.

Golf Host Resorts, Inc., the borrower under our $79 million participating mortgage on the Innisbrook Resort, has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation among others. Consequently the current resale value of the participating mortgage is impaired. If we are unable to resolve the borrower’s continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or prevented by court order and/or diminished by the pending litigation.

We are the lender under a $79 million participating loan secured by a mortgage on the Innisbrook Resort, near Tampa, Florida.  The Innisbrook Resort consists of rental condominiums and conference facilities, currently managed by Westin Hotel Company, and four upscale golf courses, currently managed by Troon Golf.  Westin and Troon are affiliated with Starwood Hotels & Resorts.  The borrower, Golf Host Resorts, Inc., owns the Resort, other than the separately-owned condominium units.  Our first priority mortgage extends to all real property at the Innisbrook Resort, other than the separately owned condominium units.  A majority of the condominium unit owners participate in a rental pool whereby their condominium units are made available as hotel rooms to guests of the resort.  Some of the condominium owners have initiated a legal action against the borrower regarding its management of the rental pool.  Our most recent annual report on Form 10-K includes a more detailed description of this litigation and the other arrangements at the Innisbrook Resort.

Currently, the borrower is in monetary default due to its failure, commencing on November 1, 2001, to make base interest payments to us. We may in the future determine that additional non-monetary defaults exist. We have delivered a legal notice to the borrower accelerating the entire amount of the participating mortgage as a result of the borrower’s default. We have also sent a legal notice to Westin Hotel Company asserting that Westin failed to comply with the terms of a subordination agreement between us and Westin, which Westin has contested, and we are attempting to negotiate a resolution. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin’s management agreement with the borrower and our subordination agreement with Westin. Any litigation might be expensive and time-consuming. We are negotiating with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. In a negotiated resolution, we might agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners’ legal action against the borrower and the advances under the Westin guarantee. If we agree to assume some of the borrower’s liabilities, if any, to the condominium owners (or other contingent liabilities), we will face the risk that our ultimate liability might be greater than we expected. In that case, a large verdict against us (or other contingent payout) would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

The participating mortgage loan is a non-recourse loan, which means that following an event of default by the borrower we cannot bring a legal action directly against the borrower to compel payment, but instead our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the individually owned condominium units) and any other property of the borrower that has been pledged by the borrower to secure our loan. If we decide to pursue judicial foreclosure against the borrower, it would be expensive and time-consuming and there is a risk that the borrower might obtain judicial protection. Even if we obtain ownership of the Innisbrook Resort, we would face the difficult task of revitalizing its revenues. The terms of the management agreement with Westin require that Westin be retained as the operator of the resort after a foreclosure.

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

We are seeking to conclude a negotiated resolution with the borrower by the end of 2003 whereby the borrower’s interest in the Innisbrook Resort would be transferred to us or one of our affiliates.  However, we can provide no assurance of a resolution or the timing thereof.

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

•              change other terms of the loan;

•              prevent us from enforcing our borrower’s assignment of rents under the participating mortgage

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

Our ability to complete the golf course sales currently under contract, or subject to letters of intent, and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. We believe it is important that we retain at least one of these key executives in order potentially to achieve a relatively favorable settlement of our borrower’s default under the participating mortgage. We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets within the Updated 2003 Range. We face the risk that both of our key executives might resign. In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter, was the last remaining milestone under our executives’ amended employment agreements, and their performance bonuses are now due and payable by us.  Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain with our company.

If both executives resign, we would consider hiring a replacement or replacements, which will likely delay any pending sales, and diminish the process of maximizing value in view of the replacement’s or replacements’ unfamiliarity with the assets and our counter-parties, and the material facts relevant thereto.

Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain our key non-executive employees. Our employees may seek other employment rather than remain with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

If the buyer under our current sale agreement defaults, or if the sale does not otherwise close, our liquidating distributions might be delayed or reduced.

As of August 8, 2003, we have one 18-hole golf course under a sale contract for $2.0 million.  The sales agreement is subject to closing conditions. If the transaction fails to close because of buyer default, failure of a closing condition or other reason, we will have to identify and negotiate with new potential buyers for the asset, which we might be unable to do promptly or for the same purchase price. We will also incur additional costs identifying a buyer and negotiating a new sale agreement for this asset that is not included in our projections. In that event, our liquidating payments to our stockholders might be delayed or reduced, perhaps in substantial ways.

If we are unable to find buyers for our other golf courses at our expected sales prices, our liquidating distributions might be delayed or reduced.

In addition to the four golf courses at the Innisbrook Resort, we have three other properties (or 4.0 eighteen-hole equivalent golf courses) which are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for the Innisbrook Resort and these other golf courses at amounts based on our estimates of their fair market values. However, we have not obtained any independent appraisals or any independent litigation risk assessments and we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 18, 2003 (on which our Updated 2003 Range was based in part) is neither an appraisal nor an opinion. Assumptions underlying our Updated 2003 Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive. For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course’s fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

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

The value of our interests in golf courses might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

•              adverse changes in the economy, prolonged recession and/or additional terrorist activity against the United States or our allies or other war-time activities might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators’ revenues (particularly destination-resort golf course revenues) and diminishing the resale value of the affected golf courses;

•           increased competition, such as increasing numbers of golf courses being offered for sale in our markets or nationwide; and

•           changes in real estate tax rates and other operating expenses.

Any reduction in the value of our golf courses would make it more difficult for us to sell our assets for the amounts and within the time-frames that we have estimated. Reductions in the amounts that we receive when we sell our assets could substantially decrease or delay our payment of liquidating distributions to stockholders, perhaps in substantial ways.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be delayed or reduced, potentially in a substantial manner.

Before making the final liquidating distribution to common stockholders, we will need to pay all of our transactions costs pertaining to the liquidation and all valid claims of our creditors. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based upon then market prices. We have estimated such transactions costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected, and perhaps in substantial amounts.

Our loss of REIT status will expose us to potential income tax liability in the future, which could lower the amount of our liquidating distributions.

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

However, our operations resulted in a net operating loss for income tax purposes during 2002. Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2002. As of December 31, 2002, we believe we have sufficient net operating loss carryovers to offset any gains we might recognize through our liquidation. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. The resulting tax liabilities would reduce the amount of cash available for liquidating distributions.

On May 22, 2003, the holder of our Series A preferred stock became entitled to demand that we redeem the preferred stock which rights they exercised on May 23, 2003.  If we continue to be unable to comply with that demand, the dividend on the preferred stock will continue to accrue at the increased rate of 12.5% that became effective July 21, 2003, which would reduce the amount of our liquidating distributions.

We entered into a voting agreement with the holder of our preferred stock, AEW Targeted Securities Fund, L.P., pursuant to which the holder agreed to vote in favor of the plan of liquidation. The voting agreement provided that if we failed to redeem the Series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem it.  We received such a demand from the preferred stock holder on May 23, 2003, but we do not have enough cash available to redeem the preferred stock.  Accordingly, as set forth in the voting agreement, the dividend accruing on the preferred stock has increased from 9.25% to 12.50%. Since the liquidation preference on the preferred stock is currently $20.0 million, the quarterly dividend accruing on the preferred stock has increased from $462,500 to $625,000. The increase in the dividend payable to the holders of the preferred stock will reduce the funds available for distribution to our common stockholders; however, this reduction in available funds for liquidating distributions has already been taken into account in the Updated 2003 Range.  Under the terms of the voting agreement and our charter, the preferred stock holder also has the right to appoint two additional directors to our board of directors.  The current holder of the preferred stock has informed us that it does not currently intend to exercise that right.  However, we face the risk that it might decide to exercise such right in the future.  The appointment of such directors to our board might reduce the efficiency of our board’s decision making or result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholder.

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

In addition, it is possible that the fair market value of the Innisbrook Resort and the other assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the tax code.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative commodity instruments. We are no longer subject to market risk associated with changes in interest rates since we retired the outstanding obligations under our credit facility.  Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts.  As we neither control or manage the Innisbrook Resort at this time, our disclosure controls and procedures with respect to such persons and entities are necessarily more limited than those we maintain with respect to our own corporate operations.

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Because our Company only has eight employees, excluding golf course employees, two of the ten of which are the CEO and the CFO, all matters of a disclosable nature are typically addressed and handled by these two individuals. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings.

We are currently involved in the following material legal proceedings:

Pete Dye Golf Club

On March 18, 2003, we filed a judicial action in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing to us, approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest. The promissory note was executed by the buyer in favor of us in connection with the sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers.  The defendants were served on May 19, 2003, they answered the complaint, so we then filed a Motion for Summary Judgment on June 30, 2003, and are awaiting for a court date for the Motion to be heard.

Mystic Creek Golf Course

Golf Trust of America v. Township of Milford and Oakland County.  On April 17, 2003, in connection with the sale of the Mystic Creek Golf Club to Mystic Creek Acquisition, L.L.C., a Michigan limited liability company, we paid $400,000 to the Charter Township of Milford, Michigan in order to settle our obligations related to real and/or personal property taxes and lessee user taxes which had accrued from the time we purchased the property through December 31, 2001.  These taxes had accrued because we asserted that such property (in which we held a long-term ground lease interest as ground lessee) was not subject to ad valorem property tax because it is owned by a municipality (the City of Dearborn) and is operated as a concession for public purpose.  GTA, the purchaser , the Charter Township of Milford, Michigan, and Oakland County, Michigan entered into the Release and Settlement Agreement dated as of April 17, 2003, to memorialize the payment by GTA to settle the tax issues and the parties release of each other.  Additionally, GTA assigned all of its claims of exemption from payment of taxes to the purchaser in the transaction and the purchaser and the relevant taxing authorities agreed to enter into a stipulation to dismiss all relevant lawsuits with prejudice and without costs related to the 1998, 1999, 2000 and 2001 tax claims.  This settlement reduced our tax obligation from $509,403 to $400,000. We had previously paid all 2002 taxes.  This tax matter is now resolved and the final orders of dismissal of the Tax Tribunal have been entered, accordingly this matter is closed.

Osage National Golf Club

The lawsuit, Osage National Golf Club, Inc. et al. v. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units as purchase consideration to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs’ claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law in which they limited their request for judgment to $1,465,886.80 plus interest at 9% from June 20, 2000. On January 6, 2003, we filed a responsive memorandum. On June 18, 2003, the parties filed their joint request for entry of judgment.  This matter is now in a position for ruling by the court and we would anticipate the ruling within a few months.. At this time we are unable to assess the likely outcome of this litigation.

Tierra Del Sol Country Club

On July 18, 2003, GTA and the Estate of Mulvihill, as sellers, and David L. Nelson, Trustee for entity to be formed, as purchaser, entered into a purchase and sale agreement for the sale of the Tierra Del Sol Golf & Country Club. The closing is scheduled to occur within the next 30 days. We have been operating this golf course through our wholly owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. All of the legal proceedings relating to the Tierra Del Sol golf course have been contractually resolved by the parties involved, pending the expiration of the applicable agreement.

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

On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC in which the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico. The term of this agreement is six months and we shall have the option to extend the term of the agreement for three additional six month periods. As a result of the parties entering into this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of the agreement.

Palm Desert Country Club

We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced a judicial action against us and GTA Palm Desert LLC on November 20, 2001 in the Riverside County Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) negligence, (3) breach of the covenant of good faith and fair dealing, and (4) intentional and negligent misrepresentation in connection with the sale of the golf course. We have contested their claims, however, we cannot predict the outcome of the litigation at this time.   The court set a trial date of October 20, 2003, and a Mandatory Settlement Conference for September 19, 2003. Discovery is currently ongoing and the parties are in the midst of an extended mediation process.  At this time we are unable  to assess the likely outcome of this litigation.

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

Plan of Liquidation Action

On January 28, 2002, we received a copy of a complaint titled Mary Ella Crossley v. W. Bradley Blair, II et al. This legal action was filed in the Circuit Court for Baltimore City, Maryland, against us and our directors and officers, Mr. Young and Banc of America Securities LLC. The complaint purported to be a derivative action brought by Mary Ella Crossley, who claims to be one of our stockholders. The plaintiff alleged:

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

The complaint’s prayer section did not specify the damages plaintiff is seeking. All of the defendants moved to dismiss the complaint. In response to the motion filed by Banc of America Securities LLC, the plaintiff agreed to voluntarily dismiss Banc of America Securities LLC without prejudice from the case. The plaintiff opposed the motion to dismiss filed by us and the directors, and on May 20, 2002, the court denied that motion. On June 19, 2002, we and the directors responded to the complaint by filing a general denial of liability.  Before discovery closed, plaintiff moved for an order to extend the discovery deadline by two weeks, which the defendants opposed.  The court denied the motion.  Prior to the close of discovery, plaintiff moved to compel production of certain documents.  A hearing on that motion was held on April 9, 2003 and, on April 21, 2003, the court denied the plaintiff’s motion to compel.  Also, on April 9, 2003, we filed a motion for summary judgment based on plaintiff’s lack of standing to bring this derivative action and on the merits.  On May 21, 2003, following a hearing, the court granted our motion for summary judgment and dismissed the case in its entirety. Thereafter, Crossley, entered into a non-monetary settlement with all defendants under which Crossley agreed not to appeal the court’s ruling dismissing the case and we agreed not to seek reimbursement of attorneys’ fees and costs from Crossley.  The parties also released claims against each other and Crossley agreed to return documents produced during litigation. We are currently in negotiations with the insurance carrier regarding the reimbursement of our attorneys’ fees and costs incurred in the litigation.  At this time, we are unable to assess the likely outcome of that negotiation.

Innisbrook Resort Condominium Owner Litigation

The Innisbrook Resort serves as collateral for a $79 million non-recourse loan we made to the Resort’s owner, Golf Host Resorts, Inc., in 1997. The owner/borrower has entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against the borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

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

Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains.  The previously scheduled trial date of February 3, 2003 has been postponed by the Court; a new trial date has not yet been set.  In July 2003, the judge in the litigation against Golf Host Resorts, Inc. rejected the plaintiffs’ attempts to proceed with the case as a class action, leaving approximately 80 individual plaintiffs in the lawsuit.  The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”).  Golf Host Resorts, Inc. has been informed that the plaintiffs have or intend to appeal both of these decisions.

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

Other Litigation

Hillcrest Bank v. Golf Trust of America LP, United States District Court Western District of Missouri.  This action was filed on or about December 26, 2001. This lawsuit involves a claim by Hillcrest Bank that it has a perfected security interest in the OP Units of Osage National Golf Club acquired by Osage National Golf Club in connection with the sale and lease transaction of the golf course located in Miller County, Missouri. Hillcrest Bank alleges that it acquired this security interest in April 1999. We redeemed the OP Units at issue in June 1999 as part of a settlement of various claims owing to the company. The Bank did not receive any proceeds of our redemption of the OP Units and asserts that because of this redemption it has suffered actual damages in the amount of not less than $1,500,000. In May 2003 a settlement, including a $19,000 payment to Hillcrest Bank, was reached and the case was dismissed in early June 2003, thus concluding this matter.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.  This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic’s lien upon our property. Plaintiffs’ amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which plaintiffs’ claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys’ fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs’ filing of the mechanic’s lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs’ motion or on our Central Bank of Lake of the Ozarks motions, except that “there remain substantial and genuine issues of material fact.” We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs’ time to appeal the April 20, 2002 order granting our motions for summary judgment had not yet begun to run.  Although the plaintiffs’ attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this had apparently not come to pass.  Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P.  On May 12, 2003, the Court entered a judgment that disposed of all outstanding claims in the lawsuit. On June 10, 2003 Plaintiffs filed a Notice of Appeal of the ruling in favor of Golf Trust of America, L.P. on its Motion for Summary Judgment. Because of the uncertainty of an appeal by plaintiffs, at this time we are unable to assess the likely outcome of this litigation.

Golf Trust of America, L.P. v. Osage Land Company, LLC., et al., Circuit Court Of Miller County, Missouri.  We brought this action on July 11, 2002 to determine our rights to a road easement leading to a golf course we then owned in Miller County

Missouri.  On that date, we obtained a temporary restraining order enjoining the defendants from interfering with their claimed rights in the road easement.  In connection with granting that order the court required that a $5,000 cash bond be posted by us.  The temporary restraining order expired by its terms on July 21, 2002.  We subsequently sold the golf course and the purchasers assumed the risk as to whether there were any rights to the road easement.  On April 4, 2003, we filed a Motion to Dismiss Without Prejudice the above action. We also requested the return of the $5,000 cash bond.  Some of the defendants objected to a dismissal without prejudice and in addition sought an award of $14,769 in attorney fees and costs.  On April 26, 2003, the judge orally granted our motion and stated that she would enter an order allowing dismissal of the action without prejudice and the return of the $5,000 cash bond.  Defendants appealed this order.  Subsequently, the parties reached a settlement pursuant to which we paid the defendants $3,000.  The parties have executed mutual releases and the appeal has been dismissed.  This matter is now concluded.

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

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On July 21, 2003 we defaulted on our obligation, under our voting agreement with the holder of our Series A preferred stock, to redeem the Series A shares within 60 days of the holder’s May  23 , 2003 demand.  As a result, the aggregate Series A dividend rate increased from $462,500 per quarter to $625,000 per quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2003.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

Form 8-K Filings

On July 1, 2003, we filed the following report on Form 8-K, dated June 17, 2003, describing under Item 2 that we sold our wholly-owned subsidiary, Sandpiper-Golf Trust, LLC, to Sandpiper BB Property, LLC for a purchase price of $25.0 million, plus routine operation prorations which was paid in cash at the closing.  Further describing under Item 5 that from the net proceeds of this sale, on June 19, 2003, we repaid in full our credit facility which satisfied the conditions necessary for the payment of the milestones under the employment agreements of each of W. Bradley Blair, II and Scott D. Peters, both of whom are executive officers and directors of our company.  Also, on June 19, 2003, we paid the first of two milestone payments payable to each of Messrs. Blair and Peters in the amounts of $1,815,523 and $972,453, respectively including interest (which, under the employment agreements, accrues on the milestone amounts from the date of stockholder approval of the Plan of Liquidation until the date of payment).  We intend to pay the final milestone payments to each of Messrs. Blair and Peters, in the amounts of $1,233,907 and $660,921, respectively, plus accrued interest, in due course.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: August 13, 2003	By: /s/ W. Bradley Blair, II

W. Bradley Blair, II
President and Chief Executive Officer

/s/ Scott D. Peters
Date: August 13, 2003	Scott D. Peters
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

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through August 8, 2003.
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

21.1*	List of Subsidiaries.
31.1*	Certification of W. Bradley Blair II under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Scott D. Peters under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our Company’s definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*              Filed herewith

†              Portions of this exhibit have been omitted pursuant to a request for confidential treatment.