Form 10-Q
period 2003-09-30
GOLF TRUST OF AMERICA INC
filed 2003-11-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2003

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

On November 7, 2003, there were 7,884,943 common shares outstanding of the registrant’s only class of common stock. On November 7, 2003, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 50.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2003

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

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF SEPTEMBER 30, 2003 (unaudited) AND DECEMBER 31, 2002
(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Real estate and mortgage note receivable — held for sale	$57,042	$143,963
Cash and cash equivalents	1,090	7,990
Restricted cash	—	1,551
Receivables — net	3,701	2,754
Other assets	227	498
Total assets	62,060	156,756

LIABILITIES
Debt	—	69,003
Accounts payable and other liabilities	2,944	3,927
Dividends payable	4,289	2,775
Reserve for estimated costs during the period of liquidation	6,433	12,148
Total liabilities	13,666	87,853

Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	33,666	107,853

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$28, 394	$48,903

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands) (unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Revenues
Rent	$—	$1,659
Revenue from managed golf course operations	1,375	4,140
Total revenues	1,375	5,799

Expenses:
General & administrative	398	666
Direct expenses from managed golf course operations	1,658	3,496
Total expenses	2,056	4,162

Operating (loss) income	(681)	1,637

Other income (expense):
Interest income	50	87
Interest expense	(19)	(1,213)
Total other income (expense)	31	(1,126)

(Loss) income before adjustment for liquidation basis	(650)	511
Adjustment for liquidation basis of accounting	(16,757)	(2,705)
Net loss	(17,407)	(2,194)

Preferred dividends	(589)	(462)
Value of OP units redeemed in sale of golf courses and other settlements	—	(92)

Total dividends and distributions	(589)	(554)

Net change in net assets available to holders of common stock and OP units	$(17,996)	$(2,748)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands) (unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Revenues
Rent	$452	$5,409
Revenue from managed golf course operations	6,624	10,524
Total revenues	7,076	15,933

Expenses:
General & administrative	1,782	2,720
Direct expenses from managed golf course operations	6,477	9,790
Total expenses	8,259	12,510

Operating (loss) income	(1,183)	3,423

Other income (expense):
Interest income	165	380
Interest expense	(1,308)	(3,995)
Total other income (expense)	(1,143)	(3,615)

Loss before adjustment for liquidation basis	(2,326)	(192)
Adjustment for liquidation basis of accounting	(16,669)	(3,966)
Net loss	(18,995)	(4,158)

Dividends and Distributions:
Preferred dividends	(1,514)	(1,387)
Value of OP units redeemed in sale of golf courses and other settlements	—	(627)
Total dividends and distributions	(1,514)	(2,014)

Net change in net assets available to holders of common stock and OP units	$(20,509)	$(6,172)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in thousands, unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Cash flows from operating activities:
Net loss	$(18,995)	$(4,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to liquidation basis of accounting	16,669	3,966
Straight-line interest, rent and other	—	(42)
Decrease (increase) in other assets	769	1,823
Decrease in restricted cash	1,529	577
Decrease in accounts payable and other liabilities	(265)	(623)
Decrease in liquidation liabilities	(5,340)	(4,645)
Net cash used in operating activities	(5,633)	(3,102)

Cash flows from investing activities:
Golf course improvements	(143)	(1,714)
Net proceeds from golf course dispositions	67,767	22,144
Decrease in notes receivable	112	2,486
Net cash provided by investing activities	67,736	22,916

Cash flows used in financing activities:
Net repayments on debt	(69,003)	(24,724)
Net cash used in financing activities	(69,003)	(24,724)

Net decrease in cash	(6,900)	(4,910)
Cash and cash equivalents, beginning of period	7,990	14,762
Cash and cash equivalents, end of period	$1,090	$9,852
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$1,483	$3,995
Note receivable from sale of asset	$2,300	$1,750

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Plan of Liquidation

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders. Pursuant to the plan of liquidation, as of November 7, 2003, we have sold 38 of the 47 (eighteen-hole equivalent) golf courses we once held interests in.

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

Since late 1999, the golf industry has experienced declining performance and increased competition. Two of the economic sectors most affected by the economic recession in the United States have been the leisure and travel sectors of the economy. Golf courses and, in particular, destination-resort golf courses, are at the intersection of these sectors. We retained Houlihan Lokey to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender’s mortgage interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our borrower or foreclosing on our borrower’s interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario Houlihan Lokey analyzed holding the asset until no later than December 31, 2005 to seek to realize a modest recovery in the financial performance levels based on historical financial results. Following receipt of Houlihan Lokey’s report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously determined to proceed with our plan of liquidation without modification.  In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors.   Following receipt of Houlihan Lokey’s updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed their decision to proceed with our plan of liquidation without modification.  As a result, we value the participating mortgage on our balance sheet based on our estimate of the resale value of the Resort at the conclusion of the holding period.  At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumptions that we would take ownership of the Resort, that the Resort’s operations would begin to recover in 2004 and that by the end of the 2005 holding period the Resort would have realized a modest recovery in line with historical results (among other assumptions).  We have identified our valuation of the participating mortgage as a critical accounting estimate, as discussed below under the caption “Application of Critical Accounting Policies.”

During the third quarter of 2003, we continued to negotiate for a global settlement of claims resulting from the borrower’s default.  However, these negotiations stalled in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Resort) an updated Innisbrook forecast for the fourth quarter of 2003 and the calendar year 2004.  As disclosed in our press release dated October 20, 2003, the updated forecast was materially less favorable than forecasts we had received earlier from Westin regarding the same periods.  The revised forecast included a forecast for golf operations at the Resort prepared by Troon Golf (which operates the golf courses at the Resort and which is an affiliate of Westin).  Following our receipt of the revised forecast and the corresponding 2004 budget, we reviewed the budget methodology and economic assumptions underlying the 2004 budget in a series of meetings with Westin and Troon.  The decline in the revised forecast resulted primarily from fewer than anticipated group bookings at the Resort in the fourth quarter of 2003, which leads Westin to believe that the adverse economic conditions of the past two years at the Resort will continue throughout 2004.

In light of the revised forecast, some of the assumptions underlying our estimate of the participating mortgage’s value, as recorded on our June 30, 2003 balance sheet, are now in doubt.  Specifically, we had assumed that the Resort’s recovery would begin in 2004.  However, even if the lodging industry as a whole does begin to recover in 2004, Westin does not currently expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, based on the limited information now available.  Thus, while it is too early to be certain, based on the asset’s disappointing fourth quarter 2003 performance to date and the forecast of 2004 performance which is below our expectations, we face the risk that any economic recovery for this asset will be delayed by a year or more.  In our prior SEC filings we have consistently stated that our assessment of the participating mortgage’s fair value may change at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods.  After we received and reviewed the revised forecast and the 2004 budget and attended the 2004 budget review meeting with Westin and Troon, we determined that our assessment of the participating mortgage’s fair value had indeed changed based on the new facts and circumstances described for us and that a write-down was necessary to reflect the new information (see further discussion of such write-down in Note 2 to the Condensed Consolidated Financial Statements under the heading Adjustment to Liquidation Basis of Accounting).

We are continuing to negotiate with the owner of the Innisbrook Resort regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure (see further discussion of the status of the negotiations in Note 4 to the Condensed Consolidated Financial Statements). However, we can provide no assurance as to whether we will be able to reach any consensual resolution or settlement with the owner. If no consensus resolution is reached, judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in any such litigation, the owner might not meet its obligations to us as might be ordered by the court or it might declare bankruptcy. If this occurs and we decide to pursue judicial foreclosure, it would likely be expensive and time-consuming and there is a risk to us that the owner might seek to obtain bankruptcy and/or other judicial protection. Even if we obtain ownership of the Innisbrook Resort, we expect to face the difficult task of seeking to realize a recovery in the financial performance levels.

2.  Organization and Basis of Presentation

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 7, 2003, we have interests in five properties which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.6 percent interest in our operating partnership as of November 7, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees holds the only remaining minority interest in our operating partnership.

Adjustment to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and its approval by our stockholders, as required we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale, including the real estate pledged as collateral under our participating mortgage note receivable, as of September 30, 2003 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of September 30, 2003.   An adjustment of $16,669,000 is included in the September 30, 2003 consolidated statement of changes in net assets to reflect a $16,613,000 write-down of certain golf course assets, namely Innisbrook, offset by a net gain of $441,000 in the aggregate on the sales of certain golf course assets and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers’ pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share, prior to this quarter the reserve was $400,000).  There were no other liquidation basis of accounting adjustments for the three months and nine months ended September 30, 2003.

The net assets at September 30, 2003 result in a liquidation distribution per share of $3.80, which is below the low end of the Updated 2003 Range of $4.74.  The $3.80 is based on the net assets at a particular point in time (i.e., September 30, 2003) and does not take account of our corporate overhead expenses or the potential Resort overhead expenses which we expect will arise in the event that we assume ownership of the Resort during our anticipated holding period, but such corporate expenses will impact our ultimate liquidating distributions to our holders of common stock.  The $3.80 also does not take account of any positive operating cash flows that may be realized from any of our golf course assets, including the potential positive cash flows that may be realized from the Resort in the event we assume ownership thereof which will also impact our liquidating distributions to our holders of common stock.  The $3.80 is derived by dividing the net assets of $28,394,000 less loans to officers of $758,000 by the number of shares of common stock and common operating partnership units outstanding (7,921,000 less 650,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 649,795, described as follows (i) 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Resort and pledged to us as collateral under the participating mortgage, (ii) 199,415 shares of common stock pledged to us as security for the payment of our executive officers’ promissory notes, and (iii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse.  This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, we are required as an accounting matter to estimate and accrue the costs associated with implementing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations.   These accruals do not provide for any operating cash shortfalls that may occur from assets that we own and/or manage now or in the future.  These costs are estimated and are expected to be paid out over the liquidation period.

The following table summarizes the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2002	Payments	Adjustments	September 30, 2003

Severance	$5,075,000	$(2,805,000)	$—	$2,270,000
Professional fees	3,025,000	(1,939,000)	—	1,086,000
Financial advisor fees	594,000	(129,000)	—	465,000
Capital expenditures	386,000	(375,000)	—	11,000
Other	3,068,000	(467,000)	—	2,601,000
Total	$12,148,000	$(5,715,000)	$—	$6,433,000

Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements.  Performance milestone payments aggregating approximately $2,526,000 were paid upon our complete repayment of our obligations under our secured credit facility.  One fourth of the second milestone payment ($165,230)  due to our chief financial officer was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement.  Performance milestone payments aggregating approximately $1,895,000 will be paid in due course, however, there are no remaining conditions to such payment.   Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments.

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

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 have been prepared in accordance with (i) generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting following stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.  Interpretation No. 46 requires companies with a variable interest in a variable interest entity (VIE) to apply this guidance as of the beginning of the first interim period beginning after June 15, 2003, for existing interests and immediately for new interests.  However, FASB subsequently allowed a deferral of the implementation of FIN 46 until periods ending after December 15, 2003.  The application of the guidance could result in the consolidation of a variable interest entity.  Management is currently evaluating the applicability of this pronouncement.

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

Additionally, on March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage is a non-recourse loan. Accordingly, following an event of default, we cannot bring a legal action directly against the borrower to compel payment. Rather, our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged to us as collateral to secure our loan to the borrower. Since early 2002, we have been seeking a negotiated foreclosure or settlement with the borrower as well as negotiating a global resolution of all issues impacting the Innisbrook Resort .  Due to a number of issues that need to be resolved prior to the closing of the deed transfer, we now do not expect to enter into formal documentation of the global resolution until sometime in 2004; however, we can provide no assurances as to the terms, timing or likelihood of any such global settlement.

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

Other Litigation

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.  This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic’s lien upon our property. Plaintiffs’ amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which plaintiffs’ claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys’ fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs’ filing of the mechanic’s lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception–it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs’ motion or on our Central Bank of Lake of the Ozarks motions, except that “there remain substantial and genuine issues of material fact.” We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs’ time to appeal the April 20, 2002 order granting our motions for summary judgment had not yet begun to run.  Although the plaintiffs’ attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this had apparently not been concluded.  Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P.  On May 12, 2003, the Court entered a judgment that disposed of all outstanding claims in the lawsuit. On June 10, 2003 Plaintiffs filed a Notice of Appeal of the ruling in favor of Golf Trust of America, L.P. on its Motion for Summary Judgment.   In late September 2003 the court of appeals determined that the owners of one of the lots covered by LOCI and Everett’s lien filed a counterclaim against LOCI that has never been disposed of.  Although the counterclaim was filed in November 1999, the owners did nothing further on the counterclaim.  Because this counterclaim has not been disposed of, the counterclaim prevents the trial court’s decision in favor of us from being final and appealable.  As a result, the appeal was dismissed on October 7, 2003.  We have been told that the counterclaim will be dismissed in the near future and that LOCI and Everett then will file a new appeal.  It is too early to know how much this will delay a final decision by the court of appeals.  Because of the uncertainty of an appeal by plaintiffs, at this time we are unable to assess the likely outcome of this litigation.

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

Refundable Initiation Fees

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at September 30, 2003 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.  All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

6.  Other Assets

Receivables—net consists of the following:

	(Liquidation Basis)
	September 30, 2003	December 31, 2002
	(unaudited)

Rent receivable	$—	$553,000
Note receivable taken in sale of asset	2,312,000	—
Loans to officers	758,000	1,255,000
Other miscellaneous receivables—net	631,000	946,000
Receivables—net	$3,701,000	$2,754,000

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

Loans to Officers

Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements.  Pursuant to the terms of our officers’ amended and restated employment agreements, dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. Effective July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes because the total outstanding balance exceeded the value of the collateral shares of common stock, computed based on the net assets available to common shareholders.  Loans to officers are subject to an allowance for doubtful accounts of $897,000 to reflect the difference between the computed value of our officers’ pledged shares of their common stock compared to their value at the time that the shares were pledged, which was $8 per share.   These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower’s employment; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower.

The other miscellaneous receivables include approximately $390,000 of member, trade and other miscellaneous receivables of our managed golf courses and $241,000 in notes receivable, including accrued interest, taken in participating lease terminations.

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

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter.  Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase) below.  As of September 30, 2003, we have accrued and not paid nine quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), has the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

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

Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our shareholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days, which right they exercised on May 23, 2003. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders.  We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2003

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders.  We were originally formed to be a real estate investment trust, or REIT,  however, we no longer have our REIT status as a result of our repossession and operation of golf courses following applicable tenants’ defaults under their original third-party lessees.  We now own and operate golf courses, subject to our efforts to market the same for sale to third-parties.  In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 7, 2003, we have interests in five properties which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.6 percent interest in our operating partnership as of November 7, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees holds the only remaining minority interest in our operating partnership.

Significant Events since the filing of our quarterly report on Form 10-Q on August 14, 2003

Significant events occurring since August 14, 2003 (the filing date of our Form 10-Q for the quarter ended June 30, 2003) include the following:

•                  We reduced the value of the Innisbrook Resort on our balance sheet from $60 million to $44.2 million, as described in more detail below.

•                  We continued to negotiate for a potential settlement of claims resulting from the borrower’s default under the participating mortgage at the Innisbrook.  Operating performance at the Resort fell short of budget expectations for the first nine months of 2003 and has been forecast at levels below expectations for the fourth quarter of 2003 and calendar year 2004.

•                  In July 2003, the judge in the litigation against our borrower at the Innisbrook Resort, Golf Host Resorts, Inc., reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”).  In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations.  These rulings leave approximately 80 individual plaintiffs in the lawsuit.  Plaintiffs have appealed the first and second rulings to the court of appeals and have stated their intention to appeal the third issue.  The court of appeals has not yet ruled on any of these issues.

Our Participating Mortgage secured by the Innisbrook Resort

Recent Innisbrook Developments

The Innisbrook Resort serves as collateral under a non-recourse mortgage loan we funded, as the lender, in 1997.  Following the events of September 11, 2001, the Resort’s operating performance has been below historical trends and the Resort’s owner, as borrower, has been in payment default on the loan since October 2001.  We have been negotiating to take possession of the Resort in lieu of foreclosure and to reach a global settlement of a variety of related disputes (described below).  Our goal since early 2002 has been to acquire ownership of the Resort from the borrower and then to hold the asset on an interim basis in order to allow the Resort’s operations to realize some recovery approaching historical performance trends before we sell the asset around the end of 2005.  We call this our “orderly liquidation” strategy, as distinct from a “forced liquidation” strategy of selling the mortgage (or the Resort) for its current impaired value.

Orderly Liquidation Remains Current Strategy for the Participating Mortgage.  Based in part on projected cash-flows from the Resort, in the Spring of 2003 (as previously reported) our board affirmed the “orderly liquidation” strategy for the participating mortgage.  As a result, we value the participating mortgage on our balance sheet based on our estimate of the resale value of the Resort at the conclusion of the holding period. At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumptions that we would take ownership of the Resort, that the Resort’s operations would begin to recover in 2004 and that by the end of the 2005 holding period the Resort would have realized a modest recovery in line with historical results (among other assumptions).  We have identified our valuation of the participating mortgage as a critical accounting estimate, as discussed below under the caption “Application of Critical Accounting Policies.”

Updated Innisbrook Resort 2004 Forecast.  During the third quarter of 2003, we continued to negotiate for a global settlement of claims resulting from the borrower’s default.  However, these negotiations stalled in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Resort) an updated Innisbrook forecast for the fourth quarter of 2003,  the calendar year 2004, and annual performance estimates for years 2005 through 2007.  As disclosed in our press release dated October 20, 2003, the updated forecast was materially less favorable than forecasts we had received earlier from Westin regarding the same periods.  The revised forecast included a forecast for golf operations at the Resort prepared by Troon Golf (which operates the golf courses at the Resort and which is an affiliate of Westin).  Following our receipt of the revised forecast and the corresponding 2004 budget, we reviewed the budget methodology and economic assumptions underlying the 2004 budget in a series of meetings with Westin and Troon.  The decline in the revised forecast resulted primarily from fewer than anticipated group bookings at the Resort in the fourth quarter of 2003 and the decrease in the number of bookings for 2004 currently on the books as compared to the same time last year, which leads Westin to believe that the adverse economic conditions of the past two years at the Resort will continue throughout 2004.

Decision to Write Down the Value of the Participating Mortgage.  In light of the revised forecast, some of the assumptions underlying our estimate of the participating mortgage’s value, as recorded on our June 30, 2003 balance sheet, are now in doubt.  Specifically, we had assumed that the Resort’s recovery would begin in 2004.  However, even if the lodging industry as a whole does begin to recover in 2004, Westin does not currently expect any significant improvement in large corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, based on the limited information now available.  Thus, while it is too early to be certain, based on the asset’s disappointing fourth quarter 2003 performance to date, we face the risk that any economic recovery for this asset will be delayed by a year or more.  In our prior SEC filings we have consistently stated that our assessment of the participating mortgage’s fair value may change at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods.  After we received and reviewed the revised forecast and the 2004 budget and attended the 2004 budget review meeting with Westin and Troon, we determined that our assessment of the participating mortgage’s fair value had indeed changed based on the new facts and circumstances described for us and that a write-down was necessary to reflect the new information.

Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort.  In our effort to determine the proper extent of the write-down, we considered the following information, among other factors.

•                  Booking Information for the Fourth Quarter 2003.  As mentioned above, the Resort’s bookings for the fourth quarter 2003 are disappointing and the lack of bookings is expected to result in a significant revenue decline for the fourth quarter, as compared to the same quarter of the prior year.  As yet, it is too early to discern whether this trend will continue into 2004, particularly inasmuch as Westin recently hired a new general manager for the Resort who will seek greater performance and operating efficiencies. Based on the Resort’s historical experience, we do not expect to be able to discern annual 2004 booking trends for the Resort until mid-way through the first quarter, at the earliest.  To compound the problem, advance booking data is becoming less useful as a leading indicator of the Resort’s performance because, in response to increased competition from discount Internet travel sites and other factors, booking windows have narrowed resulting in Resort reservations increasingly being booked shorter time periods in advance of the stay.

•                  Extended Westin Forecasts for the Resort.  We obtained Innisbrook Resort earnings forecasts from Westin for years 2004 through 2007, which predicted relatively slow, steady growth from the forecast 2004 levels described above.  In general, these extended projections do not appear to assume a sharp recovery or rapid rebound from the depressed performance that the Resort has experienced in 2003.  If the economy does recover strongly in 2004, Westin is assuming only marginal positive impact due in part to the effect on their 2003 performance of competition from two new resorts in their market.   We continue to believe that the Resort may be able to return to reasonable performance levels as compared to its historical trend level of operating performance if and when the resort and lodging sector of the economy rebounds.

•                  Discussions with Westin Management.  Following receipt of Westin’s extended forecasts we, together with representatives of our financial advisor, met again with Westin representatives to clarify any differences in our view of the asset.  The main difference seems to be that we expect greater potential upside over the next few years for the Resort, particularly if the Resort broadens the scope of their marketing approach that would target relatively smaller business and personal groups, golf packages, transient stays and vacation bookings rather than focusing primarily on large corporate group bookings.  Westin has informed us that they will attempt to broaden their marketing strategy for the Resort.  As lender to the property owner, we have no contractual control over how Westin manages the property pursuant to its operating agreement with the owner (borrower).

•                  Estimate of Fair Value.  The single most important factor we considered in arriving at our revised estimate of the Resort’s fair value was the result of a study that we commissioned in July of 2003 in anticipation of our taking ownership of the Resort by the end of 2003 and needing to allocate the implicit purchase price among different asset categories on our balance sheet at that time.  This study included an estimate of the market value of the Resort’s real estate, an estimate of the fair market value in continued use of the Resort’s furniture, fixtures and equipment, or FF&E, inventory and an estimate of the fair value of the Resort’s identified contractual intangible assets.  At our request, this study was expanded to include an estimate of the fair value of the Resort’s non-contractual but identifiable intangible items.  The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us as of the date of this filing.  Accordingly, these estimates could change (and they could change in adverse ways) based on changes in events and circumstances.

Estimated Value of the Participating Mortgage/Amount of Write-Down.  Based on the above considerations and the other limited information available to us at this time, for purposes of our September 30, 2003 balance sheet we estimated the fair value of the participating mortgage under the “orderly liquidation” strategy (i.e., based on our estimate of the Resort’s resale value as a going concern at the end of the 2005 holding period) to be $44.2 million.  Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage’s June 30, 2003 value of $60 million.  In arriving at this revised fair value estimate, we made several assumptions about future events, including the following:

•                  we assumed that we will successfully obtain fee simple title to the Resort (with a concurrent settlement of the condominium owners litigation) in 2004;

•                  we assumed that the Resort’s performance will begin to recover toward historical trend levels but that this operational recovery will not begin at the Resort until 2005 (at least a year later than previously expected).  We believe the timing of the Resort’s ultimate recovery (if any) depends heavily upon:

•                  the marketing and management skills of the Resort’s operators; and

•                  a recovery in Florida’s resort and lodging industry and general improvement in travel, resort and lodging spending nationwide.

•                  we assumed that we will have sufficient liquidity and capital resources to hold and operate the resort through the end of the anticipated holding period.  We face the risk that we might have insufficient liquidity and capital resources to hold the Resort for the current or any extended holding period.  During the holding period, we currently anticipate that our liquidity and capital resources will come from:

•                  sales of our remaining golf courses (for which we currently have no purchase agreements or letters of intent);

•                  a potential decision by our board to seek short-term financing on the Stonehenge Golf Course; as our other remaining properties are currently not producing positive cash-flow;

•                  potential positive cash flows from the operations of Innisbrook and/or our other remaining properties; and/or

•                  a potential decision by our board to seek short-term financing of the Innisbrook Resort or our other non-performing golf course assets.

•                  we assumed that the Resort will be operated by Westin and Troon in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period.  We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable.  We anticipate that such attainment will depend upon:

•                  the marketing and management skills of the Resort’s operators; and

•                  the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings.  (Although we expect to have influence over Westin’s operating decisions, we have no contractual right to manage the asset and we continue to expect that the Resort will remain subject to a management agreement with Westin even after we take possession of the Resort.  Accordingly, our direct ability to oversee such a change in marketing focus is quite limited).

Any or all of these assumptions might prove to be incorrect; accordingly, investors should not place undue reliance on our currently estimated value of the participating mortgage.

As discussed above, our write-down of the participating mortgage resulted primarily from the Resort’s weak performance in the fourth quarter of 2003 and the new forecast for calendar year 2004 that reflects minimal improvement over 2003.  In January of 2004, we expect to receive the full-year 2003 performance data.  By mid-March of 2004, we will have a substantially complete view of the Resort’s first quarter 2004 performance and more-complete advance booking data for the remainder of 2004.  We will also have a better idea of the strength of the recovery (if any) in Florida’s resort and lodging industry.  These data points may support more-reliable projections of the Resort’s 2004 performance than do the current limited data available to us.  Once these and other relevant data points are available, our board intends to re-evaluate the strategic alternatives available to our company regarding the Resort.  Our board might determine that the prospect of a modest recovery at the Resort in 2006 is sufficiently real that extending our expected holding period of the Resort for another year would be in the best interests of our stockholders.  In that case, our end-of-holding-period valuation of the Resort might increase.  In contrast, our board may decide that an immediate sale would be in the best interests of our stockholders.  We cannot predict what such future data will show or what decision the board will take at that time.

Since our press release regarding Westin’s new forecast for Innisbrook, which was issued on October 20, 2003, we have received third-party indications of interest regarding a potential acquisition of the Resort.   We do not rule out the possibility that our board might decide to sell our interest in the Resort prior to the end of the currently-anticipated holding period (i.e., prior to December 31, 2005) in response to a reasonable offer, if after consideration of the facts and circumstances at that time our board determines that the sale would be in the best interest of our stockholders.  However, we cannot presently predict what events, signals, factors or outcomes might cause our board to alter the orderly liquidation strategy in favor of an immediate sale.  We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value.  Finally, it is possible that at some future date our assessment of the asset’s fair value may change, and the asset may be again be written-down.

Innisbrook Background

We are the lender under a $79 million non-recourse loan, secured by a first mortgage on the Innisbrook Resort (other than the Resort’s condominium units). The Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997. The borrower, Golf Host Resorts, Inc., owns the Resort (other than the condominium units). The borrower entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, when the condominiums are not being used by their owners, they are placed in a pool and rented as hotel rooms to guests of the Resort. There are no separate hotel rooms. Accordingly, we believe maintaining condominium owner participation in the rental pool is important to the economic success of the Resort. The borrower also entered into an agreement with Troon Golf, LLC to manage the golf courses, and a separate management agreement with Westin Hotel Company to manage the condominium unit rental-pool and the conference facilities. Troon Golf, Westin Hotel Company and the borrower are all affiliates.

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

In addition to the Resort itself, the collateral securing the borrower’s performance under the participating mortgage currently includes 365,380 shares of GTA common stock owned by the borrower (and held by GTA as the secured party) and three condominium units owned by the borrower at the Resort. The borrower’s parent, Golf Hosts, Inc., guaranteed all of the borrower’s loan payment obligations, however, Golf Hosts, Inc. has few significant assets other than its interest in the borrower. In June 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the Resort did not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure, Westin would continue to manage the resort pursuant to the existing management agreement.

In addition to the current rental pool agreement dated January 1, 2002, the current owner of the Resort agreed with the condominium owners association that the owner of the Resort would reimburse 50% of the refurbishment costs (approximately $7.6 million plus accrued interest thereon, assuming 610 units are refurbished) invested in the condominium units by the condominium owners. This amount will be amortized and reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of their refurbishment throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. We understand that the refurbishment of all of the total rental pool units of approximately 619 has been completed to date.

Certain of the condominium owners (as plaintiffs) initiated legal action against our borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of the prior rental pool arrangement and asking that the case proceed as a class action on behalf of all similarly situated condominium owners. We have been informed that by order dated April 3, 2003, Golf Host Resorts, Inc. was substituted in place of Golf Hosts, Inc. as the defendant in this lawsuit. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either condominium owners, members, their accompanied guests, or guests of the Resort.  In July 2003, the judge in the litigation against Golf Host Resorts, Inc. reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”).  In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations.  These rulings leave approximately 80 individual plaintiffs in the lawsuit.  Plaintiffs have appealed the first and second rulings to the court of appeals, and have stated their intention to appeal the third issue.  The court of appeals has not yet ruled on any of these issues.

Neither GTA nor any of our affiliates is a party to that lawsuit, however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower’s willingness and ability to (a) commence to make any participating mortgage payments to us in the future or to cure its default thereunder, or (b) enter into a settlement agreement with us regarding its current participating mortgage default (described below) on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Resort in the near-term and thereby impairs the value of the collateral which secures our lender’s interest in the participating mortgage.

Following September 11, 2001, the borrower informed us that due to the erosion in lodging industry performance, the general decline in the economy and the significant impact of the events of September 11th on the Resort’s operating performance, the borrower might default on its mortgage payments to us. Shortly thereafter, the borrower’s affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly rent when due for September 2001. The borrower then failed to pay us interest when due for the month of October 2001. On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease. On November 14, 2001 we sent a notice to the borrower that its interest payment was overdue. On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. (The participating lease at Lost Oaks golf course was terminated on June 30, 2002 and the golf course was subsequently sold on January 13, 2003.) On November 29, 2001, we notified the borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the borrower under our participating mortgage.

On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it breached the subordination agreement. No litigation has been filed in this regard. We are seeking a resolution of this dispute with Westin as part of the proposed global settlement of matters at the Resort, as discussed below.

In addition, on March 8, 2002, we delivered a notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage loan is a non-recourse loan. This means that following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our recourse is to proceed against the guarantors and/or to foreclose upon the Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. Since early

2002, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below.

Innisbrook Strategy

In general, we face a potential trade-off between (a) seeking to sell the participating mortgage at the present time, as a distressed loan, which would likely result in a significant loss on our investment, but would likely hasten the completion of our liquidation, and (b) seeking to resolve the problems with our borrower and others associated with the Resort through a negotiated settlement or foreclosure of the participating mortgage, after which we, in conjunction with the Resort operators (Westin and Troon), would seek to realize a potentially better recovery, based on historical results. The latter alternative might allow us to recoup more of our investment, but would take considerably more time and expense.

When our financial advisor, Houlihan Lokey, evaluated our interest in the Resort in March 2002 and again in March 2003, they valued this asset under two different scenarios: a “forced liquidation” and an “orderly liquidation.” Both scenarios assumed that we would obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003. Under the “forced liquidation” scenario, Houlihan Lokey analyzed the range of total value we could reasonably expect to receive upon an immediate sale of the Resort. Under the “orderly liquidation” scenario, Houlihan Lokey analyzed the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Resort’s operators (namely Westin and Troon) were to successfully realize a modest recovery based on past historical results. In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey’s analysis projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

Houlihan Lokey updated its analysis of the Resort in March 2003. In a report we received on March 18, 2003, subject to various limiting assumptions, Houlihan Lokey’s analysis projected that we would receive between $40 and $47 million under the forced liquidation scenario, and between $58 and $70 million under the orderly liquidation scenario.

Houlihan Lokey’s analysis regarding the Resort includes forward-looking statements, subject to this report’s introductory cautionary note and the risk factors listed herein. The actual value we may obtain from our participating mortgage interest might be much lower. Houlihan Lokey’s analysis is based on several assumptions about future events, including assumptions that we will successfully obtain fee simple title to the Resort and then successfully realize a recovery in the financial performance of the Resort (which is dependent on the success of the Resort operators and a recovery in the travel and leisure sectors of the U.S. economy). Any or all of these assumptions might prove to be incorrect. Moreover, Houlihan Lokey’s projections are not based on any appraisals of the Resort asset or any independent litigation risk assessments. Accordingly, we have not, and you should not, place undue reliance upon Houlihan Lokey’s analysis.

Following review of Houlihan Lokey’s March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continue to believe that seeking a recovery in the Resort’s financial performance and a resolution of issues with the borrower (as opposed to actively marketing for sale our interest in the Resort at a distressed price), is in our stockholders’ best interest vis-à-vis other alternatives. To that end, we have been negotiating with our borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Resort and to take control of the Resort (and all other assets of the operating entity) in early 2004, but which may take longer. As part of any such global settlement, we expect (but cannot assure) that we will:

•                  enter into a settlement agreement with the borrower, Golf Hosts Resorts, which will, among other matters:

•                  grant us fee simple title to the Resort, including, without limitation:

•                  all financial accounts;

•                  three Innisbrook condominiums;

•                  the borrower’s interest in its Innisbrook real and personal property leases;

•                  interests of the borrower and some of its affiliates in their shares of common stock, limited partnership units and options to purchase common stock of our company and some of its affiliates;

•                  some additional real property rights of the borrower relating to adjacent land; and

•                  a direct or indirect ownership interest in an affiliate of the borrower responsible for brokerage activities regarding the sale and re-sale of condominium units at the Resort.

•                  enable us to assume ownership of the foregoing assets through a number of companies under common ownership by our newly-formed, wholly-owned subsidiary, GTA-IB, LLC; and

•                  provide for an orderly transition of ownership of the Resort to us and limiting our liability for pre-transition events.

•                  enter, through one of our subsidiary LLCs, into new management agreements with each of Westin and Troon Golf, respectively, which we expect will contain a broad range of potential revenue enhancement possibilities, accountability and reporting provisions. For example, we are seeking to include in a new management agreement with Westin the following, among other matters:

•                  a restructuring of the base management fee to include ultimate responsibility for all revenue lines of the Resort, including golf; and

•                  new financial reporting relationships and standards pertaining to compliance with the Sarbanes-Oxley Act.

•                  contractual coordination of Troon management with Westin personnel from an organizational and reporting point of view; and

•                  improvement in the performance measurement standards of Westin and Troon Golf.

•                  enter, through one of our subsidiary LLCs, into a new agreement regarding an interest in the net proceeds of the development of a residential project at an adjacent parcel of land, commonly called Parcel F;

•                  assume, through one of our subsidiary LLCs, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which will be subject to a contract with Westin) and, as part of this transition, we expect that our subsidiary LLC will become a successor SEC filer to Golf Host Resorts under Exchange Act rule 15d-5;

•                  continue to improve the Resort’s relationship with the Innisbrook condominium association; and

•                  support a settlement of the lawsuit brought by certain condominium owners against the Resort owner, which settlement we believe would be in the best interest of the Resort.

As previously discussed, we are seeking to finalize open issues and legal agreements on all of the above in early 2004, however, we can provide no assurances as to the terms, timing or likelihood of any possible global settlement. If we decide to pursue judicial foreclosure of the Resort, we expect that it would be expensive and time-consuming and there is a risk to us that the borrower might pursue and obtain bankruptcy and/or other judicial protection. We also face the risk that our negotiations with Westin might not be successful. If our settlement negotiations with Westin do not succeed, but we nonetheless become the owner of the Resort, we may become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement. Any such litigation would likely focus on the extent, if any, to which we, as successor owner of the Resort, must assume the borrower’s outstanding liabilities to Westin under the original management agreement, among other issues. Nothing herein shall imply a view that we have any such obligation or that we do not have defenses to any allegations that we have such an obligation. Even if we successfully obtain ownership of the Resort, we, along with the Resort’s operators, Westin and Troon Golf, expect to face the difficult task of seeking to realize a recovery in the Resort’s performance, which is currently hindered by the delay in and/or lack of any meaningful economic recovery in the relevant sectors of the U.S. economy. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations (and corresponding unaudited financial statements) from the Resort’s management that all cash generated by the business is retained in the operating entity and is being utilized to cover Resort financial obligations.

Our estimate of the fair value of our participating mortgage interest as lender in the Resort, as recorded on our books at September 30, 2003, is $44.2 million, as described above. We have identified our valuation of the participating mortgage as a critical accounting estimate, as discussed below, under the caption “Application of Critical Accounting Policies.”

We face a number of risks respecting the Resort, our attempted resolution of the issues described above and the timing thereof.  These risks are described further below under the heading “Risks that might Delay or Reduce our Liquidating Distributions.”

Innisbrook Resort Financial Performance

If we acquire ownership of the Resort, together with the business and assets of the Resort’s owner, Golf Hosts Resorts (and its various related parties associated with operations at the Resort), we expect to include these newly-acquired assets of these entities within our consolidated financial reporting group. The consolidated financial results of these entities are discussed below.

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

As previously discussed, we are seeking to assume ownership of the Resort by early 2004.  However, we do not anticipate any material adverse effect if the transfer is delayed until sometime later in the first half of 2004.  The Resort continues to suffer from weak performance in the travel and lodging sector of the economy.   As a result, the Resort’s bookings for the first nine months of 2003 have been below anticipated levels for 2003 and based on the forecasts we recently received we currently do not expect to see any marked improvement until early 2005.   Based on the current financial performance of the Resort and its outstanding unpaid financial obligations from prior periods (years), we can offer no assurances that we will not need to fund short-term operating cash shortfalls at some level following the conclusion of settlement negotiations.

Based upon the financial results submitted to us by Golf Hosts Resorts, Inc., the net operating loss of the property for the nine months ended September 30, 2003 was approximately ($2,046,000), which is a decrease in income from the same period in the prior year of approximately $3,334,000, or 258.9%. During the nine months ended September 30, 2003, gross revenues declined approximately $4,516,000, or 13.8%, from the same period in the prior year. Room nights for the period were down by 12.9% and room night spending levels were down by $4.75 per room night or 1.1%. The combined reduction in room nights and average spending resulted in the reduction of gross revenues noted above. Total operating expenses before depreciation and amortization were down by approximately $1,397,000, or 4.9%, for the nine months ended September 30, 2003 compared to the same period for the prior year. In addition, depreciation and amortization increased in the aggregate amount of approximately $215,000. This performance was significantly below budget expectations for the first nine months of 2003.

For the trailing twelve months ended September 30, 2003, net operating income, before write-down of impaired intangible assets, is down approximately $2,992,000 or 712.8%, when compared to the trailing twelve months ended September 30, 2002. Total revenues are down approximately $5,161,000, or 12.6%. REVPAR (revenue per available room), which is a standard operating measurement tool within the hotel industry, is in our judgment not a useful analytical tool at the Resort due to the rental pool arrangement and other significant revenue sources at the Resort, namely golf operations.  Revenue per room night, which recognizes the actual gross revenue as it relates to occupied rooms, was up $00.69, or approximately 0.1 % while rooms occupied were down by approximately 7,000 room nights or 12.7%. Operating expense for the trailing twelve month period ended September 30, 2003 increased by approximately $919,000 or 2.7% over the twelve months ended September 30, 2002. Other expenses, which include participating interest, straight-line interest, income tax benefits and non-cash charges for depreciation and amortization are down by approximately $3,598,000. This reduction in other items is primarily the result of a the write-down during the twelve months ended September 30, 2002 of intangibles due to intangible impairment in the amount of $3,000,000, increases in the recognition of depreciation and amortization in the amount of approximately $97,000, a decrease in interest expense of $179,000 and reductions in income tax benefits of $515,000.  These fluctuations culminated in an increase of approximately $3,328,000 or 36.1%, in the loss for the trailing twelve months ended September 30, 2003, when compared to the same period in the prior year.   Because these results are unaudited and are provided by our borrower and not prepared by us, we can provide no assurances as to the completeness or accuracy of these financial results.

Plan of Liquidation

Background regarding the Plan of Liquidation

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, our  plan of liquidation. The events and considerations leading our board to adopt the plan of liquidation are summarized in our proxy statement dated April 6, 2001, and in our most recent annual report on Form 10-K. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our stockholders.

At the time we prepared our proxy statement soliciting stockholder approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholder approval on May 22, 2001 and would result in liquidating distributions to common stockholders within a specified range. While we have made significant progress toward that goal, our ability to complete the plan of liquidation within this time-frame and within the range of liquidating distributions per share set forth in our proxy statement is now far less likely, particularly insofar as the disposition of our lender’s interest in the participating mortgage at the Innisbrook Resort is concerned. We use the term “Original 2001 Range” to refer to our 2001 projection of the range within which total liquidating distributions to common stockholder would likely occur. (As the context requires, the term “Original 2001 Range” also refers to the component estimate prices or price ranges for particular golf courses, all of which contributed to the overall projected range of liquidating distributions.).  At the time management prepared the Original 2001 Range, one of our financial advisors, Houlihan Lokey, estimated that liquidating distributions to common stockholders would be lower. We refer to this projection as “Houlihan Lokey’s 2001 Range,” which term also refers to its component per-course estimated sale price ranges, as the context requires. With respect to our dispositions, as of November 7, 2003,  we have sold 29 of our 34 properties (stated in 18-hole equivalents, we have sold 38.0 of our 47.0 golf courses) for gross sales proceeds of $301.4 million. In the calculation of this amount, we valued all equity redemption components of sale prices as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $301.4 million are within the combined per-course ranges for the sold golf courses, as estimated during the preparation of Houlihan Lokey’s 2001 Range. However, our gross sales proceeds are $15.6 million, or 4.9%, below the low end of their combined Original 2001 Range. Of the twelve assets sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (three in late 2001, three in 2002 and four in 2003). The events of September 11th as well as the continuing decline in the economy after that date negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on our board’s assessment of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these twelve transactions at prices below the Original 2001 Range was fair to, and in the best interest of, our stockholders.

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

•                  an assumption that we, in conjunction with the Resort’s operators, Westin and Troon Golf, will be able to realize a modest recovery, based on historical financial results, in the financial performance of the Resort by year-end 2005 (which implicitly assumes that relevant economic recovery will begin sufficiently in advance of that date to support regular business and group leisure activity at the Resort by late 2005); and

•                  an assumption that we will not be subject to any material liability under any of the lawsuits we were then defending (the two most important of which have subsequently been dismissed or settled).

Any of these assumptions might prove to be incorrect, which might cause our actual liquidating distributions to be lower than our projections. Moreover, our projections are based on several estimates, including (among many others)

•                  estimated sale prices and sale dates not only for the Innisbrook Resort, but also for our other remaining golf courses, none of which are currently subject to purchase and sale agreements or letters of intent;

•                  estimated cash inflows or working capital shortfalls from the other golf courses that we own and manage up to the estimated date of sale;

•                  estimated repayment dates for our outstanding indebtedness (which was subsequently repaid in full on June 19, 2003) and redemption dates for our outstanding preferred stock (after which interest and preferred dividends, respectively, will cease to accrue); and

•                  estimated legal and accounting fees, management compensation expenses and other operating expenses over the course of our liquidation.

The net assets at September 30, 2003 result in a liquidation distribution per share of $3.80, which is below the low end of the Updated 2003 Range of $4.74.  The $3.80 is based on the net assets at a particular point in time (i.e., September 30, 2003) and does not take account of our corporate overhead expenses or the potential Resort overhead expenses which we expect will arise in the event that we assume ownership of the Resort during our anticipated holding period, but such corporate expenses will impact our ultimate liquidating distributions to our holders of common stock.  The $3.80 also does not take account of any positive operating cash flows that may be realized from any of our golf course assets, including the potential positive cash flows that may be realized from the Resort in the event we assume ownership thereof, which will also impact our liquidating distributions to our holders of common stock.  The $3.80 is derived by dividing the net assets of $28,394,000 less loans to officers of $758,000 by the number of shares of common stock and common operating partnership units outstanding (7,921,000 less 650,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 649,795, derived as follows (i) 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Resort and pledged to us as collateral under the participating mortgage, (ii) 199,415 shares of common stock pledged to us as security for the payment of our executive officers’ promissory notes, and (iii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse.  This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Assets Held for Sale

The following chart identifies each of our unsold properties:

Properties Held for Sale as of November 7,  2003

Property	Location	18-Hole Equivalent

Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Participating Mortgage	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0
Total		9.0

While we continue to negotiate with various parties on potential sales of our remaining properties, as of November 7, 2003, we do not have any binding or non-binding arrangements for the disposition of our remaining assets.  From time to time, we may consider multi-asset letters of intent, however, at the present time, no such non-binding commitments have been executed.

Application of Critical Accounting Policies

Liquidation Basis of Accounting

As a result of our board of directors’ adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our most significant estimate is the fair value of our interest in the Innisbrook Resort, which was determined as previously described under the heading Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort.  The valuation of our real estate held for sale, our four other properties, is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Innisbrook Resort.

We hold a participating mortgage, as the first lender, secured by the Innisbrook Resort. The borrower is in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books at September 30, 2003, is $60 million. This value is toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey’s orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million).   The March 2003 valuation range assumes, among other things, that we will acquire direct ownership of the Resort and that the Resort will successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender’s mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). As previously described, based on current facts and circumstances, we recorded a write-down to the Resort’s value of $15,760,000 in the three months ended September 30, 2003 and the value of our lender’s mortgage interest in the Innisbrook Resort is now recorded at $44.2 million on our balance sheet.

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

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at September 30, 2003 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.  All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

Results of Operations

Results of operations for the three months ended September 30, 2003 and 2002

For the three months ended September 30, 2003 and 2002, we recognized $1,375,000 and $5,799,000, respectively, in revenue from from the operations of the golf courses that we manage and from the participating leases.  The decrease in revenues of $4,424,000, or 76%, is due to lost rental revenue of approximately $1,659,000 from 3.5 of the 4.5 golf courses that were sold in January 2003 together with the lost operating revenue from golf courses that we managed and subsequently sold.  Revenue from the operations of the 5.0 golf courses that we managed totaled $1,375,000 during the three months ended September 30, 2003. For the same period in 2002, we managed 10.0 golf courses from which we recorded $4,140,000 in revenue from managed golf course operations.  Of these 10.0 golf courses, 5.0 were also managed during this period in 2003 and 5.0 were sold prior to the third quarter of 2003.

Expenses totaled $2,056,000 and $4,162,000 for the three months ended September 30, 2003 and 2002, respectively.  The period over period decrease was $2,106,000, or 50%, of which $1,838,000 represents the difference between the direct operating expenses of $1,658,000, in the aggregate, from the 5.0 golf courses that we managed during the three months ended September 30, 2003 compared to $3,496,000 in direct operating expenses of the 10.0 golf courses that we managed during the three months ended September 30, 2002. The net operating (loss) income for the managed courses for the three months ended September 30, 2003 and 2002 was ($283,000) and $644,000, respectively.   Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the three months ended September 30, 2003 and 2002, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended September 30, 2003 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $398,000. Of this amount, approximately $275,000, or 69%, was salaries and benefits. Pursuant to our plan of liquidation we will be implementing further staff reductions as we continue to liquidate our assets. This compares to general and administrative expenses of $666,000 incurred during the same period in 2002.  Of this amount for the three months ended September 30, 2002, approximately $358,000, or 54%, was salaries and benefits.

For the three months ended September 30, 2003, interest expense was $19,000 compared to $1,213,000 for the three months ended September 30, 2002. The decrease of $1,194,000 is due to the fact that we paid in full the outstanding balance under our credit facility on June 19, 2003.  The interest expense of $19,000 for the three months ended September 30, 2003 represents interest accruing to our executive officers on their remaining earned milestone payment.

We accrued a quarterly preferred dividend of $588,889 in the three months ended September 30, 2003.

Due primarily to the adjustment to the liquidation basis of accounting described below along with lost operating revenue from golf courses that we managed and subsequently sold, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($17,996,000) compared to ($2,748,000) recorded for the three months ended September 30, 2002.

Results of operations for the nine months ended September 30, 2003 and 2002

For the nine months ended September 30, 2003 and 2002, we recognized $7,076,000 and $15,933,000, respectively, in revenue from the participating leases and from the operations of the golf courses that we manage. The decrease in revenues of $8,857,000, or 56%, is due to lost rental revenue of approximately $3,900,000 from 1.5 of the 5.0 golf courses that were sold in 2002 and the 3.5 of the 4.5 golf courses that were sold in January 2003 and the lost operating revenue from golf courses that we managed and subsequently sold. Revenue from the operations of the 8.5 golf courses that we managed (3.5 of which were sold during this period)  totaled $6,624,000 during the nine months ended September 30, 2003.  For the same period in 2002, we managed 12.0 golf courses (8.5 of which were also managed for at least a portion of this period in 2003 and 3.5 of which were sold in July 2002) and recorded $10,524,000 in revenue from managed golf course operations.

Expenses totaled $8,261,000 and $12,510,000 for the nine months ended September 30, 2003 and 2002, respectively.  The period over period decrease was $4,249,000, or 34%, of which $3,313,000 represents the difference between the direct operating expenses of $6,477,000, in the aggregate, from the 8.5 golf courses that we managed (for varying periods of time) during the nine months ended September 30, 2003 compared to $9,790,000 in direct operating expenses of the 12.0 golf courses that we managed (for varying periods of time) during the nine months ended September 30, 2002. The net operating income for the managed courses for the nine months ended September 30, 2003 and 2002 was $147,000 and $734,000, respectively.   Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the nine months ended September 30, 2003 and 2002, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the nine months ended September 30, 2003 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $1,784,000. Of this amount, approximately $1,007,000, or 56%, was salaries and benefits. Pursuant to our plan of liquidation we will be implementing further staff reductions as we continue to liquidate our assets. This compares to general and administrative expenses of $2,720,000 incurred during the same period in 2002.  Of this amount for the nine months ended September 30, 2002, approximately $1,078,000, or 40%, was salaries and benefits.

For the nine months ended September 30, 2003, interest expense was $1,308,000 compared to $3,995,000 for the nine months ended September 30, 2002. The decrease of $2,687,000 is primarily due to the fact that we paid in full the outstanding balance under our credit facility on June 19, 2003.

We accrued quarterly preferred dividends totaling $1,514,000 and $1,387,000 in the aggregate for the nine months ended September 30, 2003 and 2002, respectively.

Primarily due to the adjustment to the liquidation basis of accounting described below along with the lost rental revenue from the participating leases and the lost operating revenue from golf courses that we managed and subsequently sold, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($20,509,000) compared to ($6,172,000) recorded for the nine months ended September 30, 2002.

Adjustment to Liquidation Basis of Accounting

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

The valuation of real estate held for sale, including the real estate pledged as collateral under our participating mortgage note receivable, as of September 30, 2003 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.  The valuation of our other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of September 30, 2003.

For the three months ended September 30, 2003, an adjustment of $16,757,000 was included in the consolidated statement of changes in net assets to reflect a $16,260,000 write-down of certain golf course assets, namely Innisbrook, and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers’ pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share, prior to this quarter the reserve was $400,000).

For the nine months ended September 30, 2003, an adjustment of $16,669,000 is included in the consolidated statement of changes in net assets to reflect a $16,613,000 write-down of certain golf course assets offset by a net gain of $441,000 in the aggregate on the sales of certain golf course assets and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers’ pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share, prior to this quarter the reserve was $400,000).   There were no other liquidation basis of accounting adjustments for the three months and nine months ended September 30, 2003.

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

Aggregate Series A preferred stock dividends accrued, until July 21, 2003, at a rate of $462,500 per quarter.  Subsequent to July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below).  As of September 30, 2003, we have accrued and not paid nine quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), has the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

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

Cash flows for the nine months ended September 30, 2003 and 2002

Cash flow used in operating activities for the nine months ended September 30, 2003 was $5,633,000 compared to cash flows used in operating activities for the nine months ended September 30, 2002 of $3,102,000. This reflects the net loss for both periods plus non-cash charges to income for the adjustment to the liquidation basis of accounting. In addition, the cash fluctuations related to operating activities included payments paid from and interest received on restricted cash, liquidation liability payments and adjustments, and working capital changes. Cash flow from operations decreased in both periods ended September 30, 2003 and 2002 respectively. The decrease in cash flows from operating activities for the nine months ended September 30, 2003 was primarily due to the lost revenue, either from rents or direct revenue from operations, from the 5.0 golf courses sold in 2002, 4.5 golf course sold in January of 2003, namely Eagle Ridge, and the 1.0 golf course (Sandpiper) sold in June of 2003.  Also affecting cash flow from operations were changes in other assets and liquidation liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2002 is primarily due to milestone payments paid to our executive officers aggregating approximately $2,691,000 ($2,526,000 paid upon the repayment of our credit facility and $165,000 paid to our CFO pursuant to his fourth amended and restated employment agreement) and due to professional fees incurred in connection with our plan of liquidation.

We invested approximately $143,000 in golf course capital expenditures at the golf courses that we managed during the nine months ended September 30, 2003 compared to $1,714,000 in the nine months ended September 30, 2002,  primarily at Eagle Ridge. In addition, our investing activities for the first nine months of 2003 provided $67,767,000 in cash flow from the sale of 7.0 golf courses compared to $22,144,000 in cash flow from the sale of 5.0 golf courses during the same period in 2002. Additionally, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.  During the nine months ended September 30, 2002, we received the pay-off of the note receivable by the borrower on the land parcel near the Sandpiper Golf Course that matured on June 2, 2002.

During the nine months ended September 30, 2003, we used $69,003,000 to pay down our outstanding debt under our credit agreement, which was paid in full and retired with our last payment on June 19, 2003.  During the same period in 2002, we used $24,724,000 to pay down our outstanding debt under our credit agreement..

Off Balance Sheet Arrangements

Generally

As of September 30, 2003, we have no unconsolidated subsidiaries.

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

We have guaranteed an equipment operating lease (with a maximum exposure of $145,000).  This is an operating lease with monthly payments of $3,033 per month which expires in 2007.  We have also guaranteed a second equipment operating lease (with a maximum exposure of $162,000).  This is an operating lease with monthly payments of $3,246 which expires in 2007.

Contractual Obligations, Contingent Liabilities and Commitments

Contractual Obligation Table

The following table summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on the liquidity and cash flows of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,270	$1,982	$288	$—	$—
Liquor license note payable (applies to a certain managed golf course)	130	5	—	125	—
Operating lease agreements at the managed golf courses	1,067	351	514	202	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	26	15	8	3	—
Lease agreements for corporate office	51	51	—	—	—

Total	$3,544	$2,404	$810	$330	$—

Each type of contractual obligation listed in the table is discussed in more detail below.

Employment Agreements.  Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. One fourth of the remaining earned milestone payment, $165,230 plus accrued interest, due to our chief financial officer (CFO) was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement and one fourth of the remaining earned milestone payment plus accrued interest will be paid upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds.  The remaining one half of the remaining earned milestone payment plus accrued interest shall be paid to our CFO upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other

limitations.   Commencing October 1, 2003, interest is accruing on the unpaid portion of the CFO’s remaining earned milestone payment at five percent (5%) per annum.  Our chief executive officer is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our credit facility. Such payment will be made in due course; no outstanding conditions to payment exist. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above performance milestone payments that we have made.  In addition, we have severance obligations to other employees aggregating $540,000 which have been provided for in the liquidation accruals.

Pursuant to the terms of our executive officers’ amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair’s and 55,625 of Mr. Peters’) shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. In 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amount of $400,000, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2002.  For the nine months ended September 30, 2003, we recorded an additional allowance for doubtful accounts against this receivable in the aggregate amount of $497,000, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at September 30, 2003.

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

Liquor License Note Payable.  On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricts prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007.  In the table above, we have noted the obligation of the required interest payments through April 1, 2004, the expiration date of the prepayment restriction.  This note will be assumed by the buyer when Tierra Del Sol is sold.

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

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter.  Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below).  As of September 30, 2003, we have accrued and not paid nine quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), will have the right to elect two additional directors to our board of directors at our next annual meeting, whose terms as directors will continue until we fully pay all accrued but unpaid Series A dividends.

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

Seasonality

The golf industry is seasonal in nature because of weather conditions, with fewer available tee times in the rainy season and the winter months. Conversely, revenues fall at the Innisbrook Resort during the summer months as a result of the hot Florida weather being less appealing for group golf outings and vacation destination golfers along with the fact that business conventions and meetings are typically held October through April, when business customers are relatively less likely to be on family vacations.  In October 2003, the Innisbrook Resort hosted, and will host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors.  Historically, revenues pick-up in the fourth quarter but are generally the greatest during the first quarter with guests coming form the northeast and other regions to enjoy the warm weather.  The effects of seasonality can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Under our prior (now defunct) participating lease structure, we expected to be insulated from the effects of seasonality in that the participating leases required our lessees to pay us base rent ratably throughout the year. Now that we manage our golf courses directly (except Innisbrook), we are experiencing some seasonal variability in our operating results, which seasonality is expected to increase in the event that we assume operations at the Innisbrook Resort.

Risks that might Delay or Reduce our Liquidating Distributions

In our most recent annual report on Form 10-K, we reported an updated projected range of liquidating distributions to common stockholders and an updated projection as to when liquidating distributions to common stock holders might commence.  We refer to these projections as our Updated 2003 Range.  Our expectations about the amount of liquidating distributions we will make and when we will make them are based on many factors, including input from our financial advisors and several estimates and assumptions.  We face the risk that actual events might prove to be less favorable than our estimates and assumptions.  Several important factors that could cause such a difference are described below.  Although we have attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and perhaps substantially so.  As a result, the actual amount of liquidating distributions we pay to our common stockholders might be substantially below our Updated 2003 Range of projected liquidating distributions. We also face the risk that the underestimation of the effects of these risks could result in no liquidating distributions to shareholders.  Any liquidating distributions that are available might be paid substantially later than projected. Factors that could cause actual payments to be later or lower than we expect include the matters discussed below.

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

We are seeking to conclude a negotiated resolution with the borrower as early as possible in 2004 whereby the borrower’s interest in the Innisbrook Resort would be transferred to us or one of our affiliates.  However, we can provide no assurance of a resolution or the timing thereof.

Our estimate of the Innisbrook Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change.  We might sell the Innisbrook Resort for an amount less than our current estimate of its fair value, which would reduce our liquidating distributions to common stock holders.

Our estimate of the fair value of our participating mortgage interest in the Innisbrook Resort, as recorded on our books at September 30, 2003, is $44.2 million, which is lower than the $60 million valuation recorded in prior periods.  If there were no other changes to the basis for our Updated 2003 Range, this change in the valuation of Innisbrook would cause the Updated 2003 Range to shift lower by $1.90.  Although we have not yet acquired ownership of the Innisbrook Resort, as previously disclosed we have based our calculation of the mortgage’s liquidation value on an estimate of the future going-concern value of the Resort’s operations on the assumption that we will take possession of the Resort (subject to an amended management contract with Westin) and hold the property until the Resort’s operating revenues realize a modest recovery.  The currently contemplated holding period, as determined by our board, extends to the end of 2005.  In October 2003, we received from the Resort’s operator, Westin, an updated forecast of the net cash flow expected to be generated by the Innisbrook Resort in the fourth quarter 2003 and for the year 2004. The updated forecast was materially less favorable than earlier forecasts for the same periods, which were among the factors considered by management when arriving at the prior valuation. The decline in the forecast resulted primarily from fewer than anticipated group bookings in the fourth quarter and the assumption that this trend would continue into 2004.  In response to the forecast and our inquiries into Westin’s budget methodologies and the basis for Westin’s projections, we revised our estimate of the Resort’s fair value at the end of the holding period to $44.2 million.  This new valuation is above the low end of the valuation range for the Innisbrook asset under the “forced liquidation” scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses (as described in more detail in our most recent annual report on Form 10-K).  We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed in Part I, Item 2 of this report, under the caption “Application of Critical Accounting Policies.”

We do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if for less than $44.2 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders.  However, we cannot presently predict what events, signals, factors or outcomes might cause our board to abandon what we have been calling the “orderly liquidation” strategy in favor of an immediate sale.  It is also possible that our board might decide to extend the currently contemplated holding period if our board determines that it would be in our stockholders’ best interest to delay payment of liquidating distributions in hope of realizing a better recovery on the asset.  In any case, we face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and we might ultimately sell our interest in the Innisbrook Resort for less than our current estimates of its fair value.  Accordingly, at some future date, our assessment of the asset’s fair value may change, based on facts and circumstances at that time, and the asset may again be written-down.

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

Our ability to complete any golf course sales currently under contract, or subject to letters of intent, and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our Chief Executive Officer and President, and Scott D. Peters, who serves as our Senior Vice President and Chief Financial Officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. We believe it is important that we retain at least one of these key executives in order potentially to achieve a relatively favorable settlement of our borrower’s default under the participating mortgage. We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets within the Updated 2003 Range.

We face the risk that both of our key executives might resign. In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter, was the last remaining milestone under our executives’ amended employment agreements, and their performance bonuses are now due and payable by us.  Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain with our company.  Following the disposition of our Sandpiper property in mid-2003 and the corresponding reduction in demands on Mr. Peters’ time, the compensation committee of our board of directors determined that management should seek to negotiate a reduced time commitment and a reduced salary arrangement with Mr. Peters, and we entered into an amended and restated employment agreement with Mr. Peters on August 29, 2003.  Under this amended and restated employment agreement, Mr. Peters is expected to devote a specified number of hours per calendar quarter to our company, representing a substantially reduced time commitment from Mr. Peters.  Mr. Peters will continue to serve as our Senior Vice President, Secretary and Chief Financial Officer, as well as continuing to serve on our board of directors.  Under the amended agreement, we will pay Mr. Peters a salary of $12,000 per quarter.  To the extent that we require more of Mr. Peters’ time, we will pay him on an hourly basis, up to a capped amount per diem.  Unless terminated earlier by us or Mr. Peters, this arrangement will terminate on June 30, 2004.

The resignation of Mr. Blair poses a relatively greater risk at this time in light of Mr. Peter’s reduced time commitment to our company.  If Mr. Blair were to resign, we would likely ask Mr. Peter’s to increase his time commitment to our company or seek to hire a replacement.  We face the risk that Mr. Peters might have made other commitments by that time and might be unwilling or unable to return to full time employment with our company.  The cost to us of hiring a replacement would likely depend upon the experience and skills required of such an individual in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on our company and the liquidation at that time.  If and when the issues surrounding Innisbrook (our last significant asset in liquidation) are resolved, our need for a full-time executive may be less significant.

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

If we are unable to find buyers for the Innisbrook Resort or our other golf courses at our revised estimates of value, our liquidating distributions might be delayed or reduced.

In addition to the four golf courses at the Innisbrook Resort, we have four other properties (or five eighteen-hole equivalent golf courses) which are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for the Innisbrook Resort and these other golf courses at amounts based on our estimates of their fair market values at the time we expect to sell them. However, we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 18, 2003 (on which our Updated 2003 Range was based in part) is neither an appraisal nor an opinion. Assumptions underlying our Updated 2003 Range and the recent estimate of the fair value of Innisbrook might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive. For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course’s fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

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

•                  continuing plight of the golf course industry (over supply facing decreasing demand); and

•                  changes in real estate tax rates and other operating expenses.

Any reduction in the value of our golf courses would make it more difficult for us to sell our assets for the amounts and within the time-frames that we have estimated. Reductions in the amounts that we receive when we sell our assets could decrease or delay our payment of liquidating distributions to stockholders, perhaps in substantial ways.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be delayed or reduced, potentially in a substantial manner.

Before making the final liquidating distribution to common stockholders, we will need to pay all of our transactions costs pertaining to the liquidation and all valid claims of our creditors. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of purchase. We have estimated such transactions costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected, and perhaps in substantial amounts.

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

The holder of our Series A preferred stock might exercise its right to appoint two directors to our board of directors, which might result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholders..

We entered into a voting agreement with the holder of our preferred stock, AEW Targeted Securities Fund, L.P., pursuant to which the holder agreed to vote in favor of the plan of liquidation. The voting agreement provided that if we failed to redeem the Series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem it.  We received such a demand from the preferred stock holder on May 23, 2003, but we do not have enough cash available to redeem the preferred stock.  Our default in making a timely redemption payment gives the preferred stock holder the right under the voting agreement to appoint two new directors to our board.  Our charter also gives the preferred stock holder the right to elect two new directors if and when dividends on the Series A shares are over six quarters in arrears.  Currently, dividends on the Series A shares are nine quarters in arrears.  These director election rights are not cumulative, which means that the preferred stock holder may elect two, but not four, new directors.  The current holder of the preferred stock, AEW Targeted Securities Fund, L.P., has informed us that it does not currently intend to exercise that right.  However, we face the risk that it might decide to exercise such right in the future.  The appointment of such directors to our board might reduce the efficiency of our board’s decision making or result in decisions that prejudice the economic interests of our common stock holders in favor of our preferred stock holder.

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

For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets, with any gains offset by available net operating loss carry-overs (discussed above). In addition, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts.  As we neither control nor manage the Innisbrook Resort at this time, our disclosure controls and procedures with respect to such persons and entities are necessarily more limited than those we maintain with respect to our own corporate operations.

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Because our Company only has eight employees, excluding golf course employees, two of the eight of which are the CEO and the CFO, all matters of a disclosable nature are typically addressed and handled by these two individuals. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings.

We are currently involved in (or affected by) the following material legal proceedings:

Pete Dye Golf Club

On March 18, 2003, we filed a judicial action in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing to us, approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest. The promissory note was executed by the buyer in favor of us in connection with the sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers.  The defendants were served on May 19, 2003, they answered the complaint, so we then filed a Motion for Summary Judgment on June 30, 2003.  The summary judgment hearing was held on October 22, 2003.  The defendants failed to appear, and the judge granted summary judgment in our favor against all defendants.  The order was signed on October 24, 2003 and entered on October 28, 2003.  We will now domesticate the judgment in West Virginia, presumably where all the defendants' assets are located.

Osage National Golf Club

The lawsuit, Osage National Golf Club, Inc. et al. v. Golf Trust of America, Inc., et al., United States District Court Eastern District of Missouri was filed against us on or about April 5, 2000. This lawsuit involves a sale and lease transaction between plaintiffs and Golf Trust of America L.P. of a golf course located in Miller County, Missouri. Part of the consideration for this transaction at the time of our purchase of the golf course was the transfer of OP Units as purchase consideration to Osage National Golf Club. Plaintiffs allege that we misrepresented the nature of these OP Units. Plaintiffs assert that because of this misrepresentation the OP Units were substantially less valuable than had been represented by us and, therefore, they have suffered actual damages in the amount of not less than $3,500,000. In addition, plaintiffs’ claim that they are entitled to unspecific punitive damages. A scheduling conference was held with the court in late February 2002, and the case was tentatively set for trial on October 28, 2002. The parties agreed to submit the case on stipulated facts and have submitted such a stipulation to the court. The parties met with the court on October 29, 2002 and an order was entered scheduling memoranda of law and other procedures to present the case. On December 30, 2002, plaintiffs filed their memorandum of law in which they limited their request for judgment to $1,465,886.80 plus interest at 9% from June 20, 2000. On January 6, 2003, we filed a responsive memorandum. On June 18, 2003, the parties filed their joint request for entry of judgment.  On September 20, 2003 the court entered a judgment in our favor and denied all of the plaintiffs’ causes of action.  The time for the plaintiffs to file an appeal of this judgment has passed and no appeal was filed.  The judgment is, therefore, final and non-appealable and this matter is concluded.

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

On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC in which the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico. The term of this agreement is six months and we shall have the option to extend the term of the agreement for three additional six-month periods. We recently exercised the first option to extend for an additional six-month period.  As a result of the parties entering into this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of the agreement.

Palm Desert Country Club

We operated this golf course through our wholly owned subsidiary, GTA—Palm Desert, LLC, from September 5, 2000, when the lessee agreed to deliver possession to us, until April 20, 2001, when we completed the sale of Palm Desert Country Club to Dahoon Investment Company, for total consideration of $4.075 million. Dahoon Investment Company commenced a judicial action against us and GTA Palm Desert LLC on November 20, 2001 in the Riverside County Superior Court, alleging (1) breach of a purchase and sale agreement involving the Palm Desert Country Club in Palm Desert, California, (2) negligence, (3) breach of the covenant of good faith and fair dealing, and (4) intentional and negligent misrepresentation in connection with the sale of the golf course. This case has since been settled for $375,000.  Insurance companies for the defendants (GTA-Palm Desert, LLC and us) funded the entire settlement payment owed to the plaintiff, Dahoon.  Pursuant to the settlement agreement between the plaintiff and defendants, the plaintiff is obligated to file a dismissal of this case with prejudice.  This matter is now considered closed.

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

As previously reported, on April 9, 2003, we filed a motion for summary judgment based on plaintiff’s lack of standing to bring this derivative action and on the merits.  On May 21, 2003, following a hearing, the court granted our motion for summary judgment and dismissed the case in its entirety. Thereafter, Crossley, entered into a non-monetary settlement with all defendants under which Crossley agreed not to appeal the court’s ruling dismissing the case and we agreed not to seek reimbursement of attorneys’ fees and costs from Crossley.  The parties also released claims against each other and Crossley agreed to return documents produced during litigation. We are currently in negotiations with our directors and officers insurance carrier regarding reimbursement of our attorneys’ fees and costs incurred in the litigation.  At this time, we are unable to assess the likely outcome of that negotiation.

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

Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains.  The previously scheduled trial date of February 3, 2003 was postponed by the Court; a new trial date has not yet been set.  In July 2003, the judge in the litigation against Golf Host Resorts, Inc. reversed an earlier ruling and held that the the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”).  In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations.  These rulings leave approximately 80 individual plaintiffs in the lawsuit.  Plaintiffs have appealed the first and second rulings to the court of appeals, and have stated their intention to appeal the third issue.  The court of appeals has not yet ruled on any of these issues.

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

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic’s lien upon our property. Plaintiffs’ amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI’s work from M & M Contractors, Inc., which plaintiffs’ claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic’s lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys’ fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs’ claimed mechanic’s lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs’

filing of the mechanic’s lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic’s lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs’ motion or on our Central Bank of Lake of the Ozarks motions, except that “there remain substantial and genuine issues of material fact.” We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs’ time to appeal the April 20, 2002 order granting our motions for summary judgment had not yet begun to run.  Although the plaintiffs’ attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this had apparently not come to pass.  Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P.  On May 12, 2003, the Court entered a judgment that disposed of all outstanding claims in the lawsuit. On June 10, 2003 Plaintiffs filed a Notice of Appeal of the ruling in favor of Golf Trust of America, L.P. on its Motion for Summary Judgment.   In late September 2003 the court of appeals determined that the owners of one of the lots covered by LOCI and Everett’s lien file a counterclaim against LOCI that never has been disposed of.  Although the counterclaim was filed in November 1999, the owners did nothing further on the counterclaim and it apparently was forgotten.  Because this counterclaim has not been disposed of, the counterclaim prevents the trial court’s decision in favor of us from being final and appealable.  As a result, the appeal was dismissed on October 7, 2003.  We have been told that the counterclaim will be dismissed in the near future and that LOCI and Everett then will file a new appeal.  It is too early to know how much this will delay a final decision by the court of appeals.  Because of the uncertainty of an appeal by plaintiffs, at this time we are unable to assess the likely outcome of this litigation.

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

ITEM 2.  CHANGES IN SECURITIES

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As previously reported, on July 21, 2003 we defaulted on our obligation, under our voting agreement with the holder of our Series A preferred stock, to redeem the Series A shares within 60 days of the holder’s May 23, 2003 demand.  As a result, the aggregate Series A dividend rate increased from $462,500 per quarter to $625,000 per quarter and the preferred stock holder has a right to appoint two directors to our board of directors.  The preferred stock holder has that same right under our the Series A Articles Supplementary (our charter document relating to the preferred stock) because we have not paid a preferred stock dividend since the third quarter of 2001 and such right arises when preferred stock dividends are in arrears for six or more quarters.  The preferred stock holder has informed us that it does not currently intend to exercise that right.  However, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

Form 8-K Filings

On October 9, 2003, we filed the following report on Form 8-K, dated August 29, 2003, describing under Item 2 that we entered into the Fourth Amended and Restated Employment Agreement with our chief financial officer, Scott D. Peters.  A copy of the Agreement and the related General Release were filed as Exhibits 10.1 and 10.2, respectively, of that 8-K and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant

Date: November 13, 2003	By: /s/	W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: November 13, 2003	By: /s/	Scott D. Peters
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

No.	Description

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

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through November 7, 2003.

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

No.	Description

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

No.	Description

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

10.17.3

Fourth Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of August 29, 2003 (previously filed as Exhibit 10.1 to our Company’s Current Report on Form 8-K, filed October 9, 2003, and incorporated herein by reference).

10.17.4

General Release related to the Fourth Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of August 29, 2003 (previously filed as Exhibit 10.2 to our Company’s Current Report on Form 8-K, filed October 9, 2003, and incorporated herein by reference).

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

No.	Description

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