Form 10-K
period 2003-12-31
GOLF TRUST OF AMERICA INC
filed 2004-03-30
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2003
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-22091.

Golf Trust of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation)	33-0724736 (I.R.S. Employer Identification Number)
14 North Adger's Wharf Charleston, SC 29401 (Address of principal executive offices) (Zip Code)	(843) 723 4653 (Telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange

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

        On March 22, 2004, the registrant ("GTA") had 7,884,943 shares of Common Stock outstanding. On June 30, 2003, which was the last business day of GTA's most recently completed second fiscal quarter, GTA's public float was approximately $19,266,099 (based on 6,020,656 common shares then held by non-affiliates and a closing price that day of $3.20 per common share on the American Stock Exchange). These public float calculations exclude shares held on the stated dates by GTA's officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

        Documents Incorporated By Reference: Certain exhibits to our company's prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 102.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2003

i

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated annual report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, in the current economy it is particularly difficult to predict business activity levels at the Innisbrook Resort, which underlies our most significant asset, with any certainty. Accordingly, our projections in this annual report, particularly as they may pertain to the Innisbrook Resort, are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders interests. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," in Item 7 of this annual report, which you should review carefully.

ii

PART I

ITEM 1. BUSINESS

Significant Events since the filing of our last Quarterly Report

        Significant events occurring for our company since November 14, 2003 (the filing date of our Form 10-Q for the third quarter of 2003) include the following

  •
  Progress toward Settlement of Continuing Innisbrook Default.  We believe we are close to a resolution in our multi-party negotiations regarding the continuing default of Golf Host Resorts, Inc. with respect to its payments to us under the first mortgage we hold, as the lender, on the Innisbrook Resort. We have received no participating mortgage interest or principal payments from Golf Host Resorts, Inc., as borrower, since October 2001.

            Although no definitive agreements have yet been signed, we expect that the Innisbrook Resort (other than the separately owned condominium units) will be conveyed to us in the near term and that Westin Hotel Company will continue to manage the hotel and conference facilities pursuant to a restructured management agreement with us which, among other changes, is designed to better incentivize Westin to cross-sell golf participation. We also expect that Troon Golf will continue to manage the golf courses pursuant to a restructured management agreement with Westin, We cannot assure you that a negotiated final resolution will occur or that any resolution will occur within the time or on the terms we expect.

            As described in detail below, we currently hold our mortgage interest in the Innisbrook Resort on our books at $44.2 million. The Resort now has 617 condominums which have been fully renovated (this project began in 2000 with 200 units renovated each year) and updated to meet Westin's high standards of providing luxurious and spacious guest accomodations, the Resort golf courses are in first-class condition (as evidenced by the testimonials from PGA professionals that played in the Chrysler Challenge hosted at one of the Resort golf courses in October 2003) and are being maintained as such, and necessary capital improvement projects relating to other aspects of the Resort and its operations have historically and are currently being invested in by the borrower. With the completion of the condominium (room) renovations and the first-class condition of the golf courses, Westin now has a more appealing product to market to corporate meeting planners and potential guests. Additionally, the Resort may also now be more appealing to potential buyers.

  •
  Liquidation Strategy.  On March 18, 2003 our financial advisor, Houlihan Lokey Howard & Zukin, delivered an updated financial analysis to our board, based on numerous assumptions and estimates, many of which were supplied to Houlihan by our management. At our request, their report analyzed two alternative strategies, as follows: (i) the "forced liquidation" strategy, and (ii) the "orderly liquidation" Strategy. The "forced liquidation" strategy analysis focused on the expected consequences of selling our interest in the Innisbrook Resort immediately in its current condition (that is, as a distressed loan). The "orderly liquidation" analysis focused on the expected consequences of selling all of our properties (except our interest in the Innisbrook Resort) by the end of 2003 and obtaining ownership of the Innisbrook Resort, entering into an amended management agreement with the hotel operator and the golf course operator entering into a new golf management agreement with the hotel operator and our then holding of the asset until sale in late 2005. Our assumption was that by late 2005 the asset will likely have realized a modest recovery in its financial performance levels based on historical results. On March 19, 2003, our board reaffirmed its decision to pursue the orderly liquidation strategy. Our board reached this decision at that time after consideration of Houlihan Lokey's report, the financial results of the Innisbrook Resort, Westin's current operating projections for future years at the Resort, the status of our settlement negotiations with Golf Host, among other parties, and other factors. Houlihan Lokey's estimated range of the asset's liquidation value under a forced liquidation scenario was between $40.5 and $47.3 million. As previously noted, the Innisbrook Resort now has 617 fully renovated condominiums, a project which began in 2000 with approximately 200 units being renovated each year, and four 18-hole golf courses maintained in first class condition. We currently hold our mortgage interest in the Resort on our books at $44.2 million. Although we are still pursuing an orderly liquidation, we do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the orderly liquidation period (i.e., December 31, 2005) in response to the receipt of a reasonable offer, if, after consideration of the applicable facts at that time, our board determines that the sale would be in the best interests of our stockholders.

  •
  Range of Liquidating Distributions.  We have recorded the value of our golf courses and our participating mortgage (discussed in detail in the following section titled "Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort") at our current best estimates of fair value. However, at the present time we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. Subject to the following caveats, we do, however, believe that it may be possible to do so in future periods as the quality and reliability of information necessary to make estimates of cash flow and, correspondingly, value become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

            Among other reasons, we do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidating period because we have not been able to obtain sufficiently static financial data with respect to the Resort's performance which is necessary to establish a cashflow-based valuation range for the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

    •
    the fact that we have not been able to obtain accurate forecasts from Westin due to the recent difficulty that Westin has been facing in trying to accurately forecast operating performance including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace. According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

    •
    the fact that the financial performance at the Resort has not begun to realize any positive impact from the economic rebound that has begun, and that the Resort presently seems to be experiencing a modest downward trend, which is somewhat contrary to recent industry trends. Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Resort's current trend and to realize the modest recovery currently being seen in the industry;

    •
    the fact that once the global settlement is concluded and we take title to the Resort, we could be required to fund periodic or seasonal negative working capital shortfalls from operations of the Resort if the financial performance at the Resort declines further during our ownership;

    •
    the fact that since the Resort is managed by a third-party management company, we presently do not have control and have only limited influence in the management or performance at the Resort and that fact will not change after we take title to the Resort, whether pursuant to a global settlement or a foreclosure of our loan, because the loan and its attributes including the collateral interest in the real estate are effectively subordinate to the management agreement with Westin;

    •
    the fact that the global settlement related to the pending disputes with (i) our borrower in default, and (ii) the Resort manager Westin, have not been financially resolved or finally concluded, even though we contemplate the resolution thereof in the relatively near term;

    •
    the fact that the litigation between our borrower and the homeowners association at the Resort (of which we are not a party) continues to cloud the future of the Resort from a valuation perspective, not withstanding periodic successes in the litigation by our borrower;

    •
    the fact of the threat of litigation with our borrower and/or Westin or the timing of our closing on the global settlement, creates uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which is used as a competitive advantage by our competitors when marketing their resort against the Resort;

    •
    the fact that we have not as yet received any firm offers from third-parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort, and

    •
    the fact of continued threats of terrorism and their impact on the travel and lodging industry.

            As a result of the foregoing, at the present time, we will refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods if the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value becomes more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

            We currently expect liquidating distributions to our common stockholders to begin after the sale of the Innisbrook Resort, originally planned for late 2005 which as previously indicated may be delayed or may be occur earlier if we were to receive a reasonable offer.

            Neither Houlihan Lokey nor our board commissioned any appraisals (excepting the asset study of the Resort commissioned in the third quarter of 2003 and discussed in further detail under the heading "Innisbrook Strategy" in this Item) of any of our remaining properties or any independent litigation risk assessments and do not currently intend to do so. Accordingly, you should not place undue reliance upon our earlier projections or upon Houlihan Lokey's earlier projections. The actual amount and timing of our liquidating distributions could vary materially in adverse ways from our earlier projections. Important factors that could cause such a variance are discussed in Item 7 of this annual report under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

  •
  Acquistion of Revolving Credit Line.  On March 18, 2004, we entered into a loan agreement and related mortgage (which are filed as exhibits 10.22.1 and 10.22.2 hereto) with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of .25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage (filed as exhibit 10.22.2 hereto) of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of March 22, 2004 is approximately $1,090,000. The initial draw resulting in this outstanding balance includes estimated amounts for working capital needs and closing costs, such as documentary stamp taxes that will be due upon the expected closing of the global settlement for the Innisbrook Resort. Additional draw requests are permitted monthly on the first day of each month commencing with May 1, 2004.

  •
  Amended Employment Agreement for Chief Executive Officer.  On March 22, 2004, the amended and restated employment agreement of Mr. Blair was amended by a certain letter agreement (filed as Exhibit 10.16.3 hereto), which provided, in pertinent part, that Mr. Blair's current annual salary of approximately $382,000 would be reduced by 25% on April 1, 2004 and by another 25% on January 1, 2005. Additionally, Mr. Blair's current outstanding balance under his non-recourse promissory note in favor of us of approximately $547,000 ($1,193,000 less an allowance for doubtful accounts of $646,000), including accrued interest would be cancelled and, accordingly, Mr. Blair's 143,790 shares of our common stock currently pledged as collateral under this promissory note would be cancelled.

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

        We had no significant operations prior to our initial public offering of common stock in February 1997. From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Innisbrook Resort near Tampa, Florida, which serves as collateral for a $79 million participating mortgage loan made to the owner of the Innisbrook Resort, Golf Host Resorts, Inc.

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

        During 2003 our operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on our 2003 operating revenues or our proceeds from 2003 property sales. Additionally, based on our current projections and the availability of our net operating loss carry-forwards, we do not anticipate that we will incur any federal income tax liability throughout our liquidation period, at least unless or until we convert into a liquidating trust, as discussed below under the caption "Plan of Liquidation—Potential Use of a Liquidating Trust." However, these projections are based on current estimates and assumptions about the future progress of our liquidation. Our actual results and tax liability could vary materially from our projections. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions to our common stockholders.

The Operating Partnership and our Subsidiaries

        We originally acquired a number of golf courses as contributions to our operating partnership in exchange for partnership equity in the form of units of limited partnership interests, called operating partnership, or OP units. In those cases, the golf courses' prior owners became limited partners in our operating partnership.

        We were originally structured as an "UPREIT," which is a structure in which a public REIT is the general partner of an operating partnership. We retain that corporate structure even though GTA is no longer a REIT. Accordingly, we conduct all material business through our operating partnership; for example, when we raised capital through equity offerings we contributed the net proceeds to our operating partnership. Pursuant to our UPREIT structure, shares of our common stock are the close economic equivalent of OP units in the operating partnership. GTA, through its subsidiaries, holds one OP unit for each of its outstanding shares, and GTA's sole source of income is distributions from the operating partnership on these OP units (and reimbursement of its administrative costs from the operating partnership pursuant to the partnership agreement).

        GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA's general and limited partnership interests in the operating partnership. The board of directors of each subsidiary is comprised of the executive officers of GTA. The operating partnership was formed in Delaware in November 1996.

        The operating partnership is the legal owner of our golf courses and is the lender under the participating mortgage at the Innisbrook Resort. GTA GP is the sole general partner of the operating partnership and GTA LP is a limited partner of the operating partnership. As of March 22, 2004, GTA held a 99.6% common interest in the operating partnership, through its subsidiaries. GTA also owns all of the Series A preferred interests in the operating partnership through its subsidiary GTA LP.

Our Participating Mortgage Secured by the Innisbrook Resort

Recent Innisbrook Developments

        During the fourth quarter of 2003, we continued to negotiate for a potential settlement of claims resulting from the borrower's default under the participating mortgage at the Innisbrook Resort. We expect to resolve this matter in the near term, however, we can provide no assurances as to the finalization of a negotiated resolution, or as to the terms or timing of any such resolution.

Innisbrook Background

        We are the lender under an original principal balance $79 million non-recourse loan, secured by a first mortgage on the Innisbrook Resort (other than the Resort's condominium units). The Innisbrook Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997 as the lender. The borrower, Golf Host Resorts, Inc., owns the Innisbrook Resort (other than the condominium units). The borrower entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Innisbrook Resort. There are no separate hotel rooms. This group of condominums is known as the "rental pool". Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Innisbrook Resort. The borrower also entered into an agreement with Troon Golf, LLC for Troon to manage the golf courses, and a separate management agreement with Westin Hotel Company for Westin to manage the condominium unit rental-pool and the conference facilities. Troon Golf, Westin Hotel Company and the borrower are all affiliates.

        The loan term at inception was 30 years, with a contract initial base interest rate of 9.6% per annum and annual interest rate increases of at least 5%, but no more than 7%, of that amount for the first five years. We refer to this loan as a participating mortgage because the required mortgage payments include an interest component related to the borrower's revenues from Resort operations. However, operations at the Resort have not resulted in any participating interest payments (as distinct from base interest payments) since 1999 (see note 4 to our condensed consolidated financial statements).

        In addition to the Innisbrook Resort itself, the collateral securing the borrower's performance under the participating mortgage currently includes 365,380 shares of GTA common stock owned by the borrower (and held by GTA, as the secured party) and three condominium units owned by the borrower at the Innisbrook Resort. The borrower's parent, Golf Hosts, Inc., guaranteed all of the borrower's loan payment obligations, however, Golf Hosts, Inc. has no significant assets other than its interest in the borrower. In June, 1997, Westin and the borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the borrower for five years in the event that the Resort did not generate the levels of cash flow specified in that agreement. Westin, the borrower and GTA entered into a subordination agreement whereby Westin agreed to make such payments directly to GTA in specified circumstances, and GTA agreed that in the event of foreclosure, Westin would continue to manage the resort pursuant to the existing management agreement.

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

        Also on March 8, 2002, we delivered a notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage. The participating mortgage loan is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. Since the time of the notice of the default, we have been seeking to resolve complex open issues in furtherance of a negotiated foreclosure or settlement with the borrower as described in more detail below.

Rental Pool

        In addition to the current rental pool agreement dated January 1, 2002, the current owner of the Innisbrook Resort agreed with the condominium owners association that the owner of the Innisbrook Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be amortized and reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005 as reflected in the table below. The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. We understand from Golf Host that the refurbishment of all 617 rental pool units has now been completed.

Year	Principal	Interest
2005	$721,535	$347,227
2006	1,082,303	304,379
2007	1,443,071	243,493
2008	1,803,839	164,569
2009	2,164,606	67,588

Total	$7,215,355	$1,127,257

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

Innisbrook Strategy

        In general, we have been facing a potential trade-off between (a) seeking to sell the participating mortgage on the Innisbrook Resort at the present time, as a distressed loan, which would likely result in a significant loss on our investment, but would likely hasten the completion of our liquidation, and (b) seeking to resolve the problems with our borrower and others associated with the Resort through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we, in conjunction with the Resort operators, namely Westin, as the Resort Manager, (and Troon, the golf manager, through Westin) would seek to realize a modest recovery, based on past historical results. The latter alternative might allow us to recoup more of our investment, but would take considerably more time; therefore, our board might decide to sell the Resort earlier if a reasonable offer was received.

        When our financial advisor, Houlihan Lokey, evaluated our interest in Innisbrook in March 2002 and again in March 2003, they valued this asset under two different scenarios: a "forced liquidation" and an "orderly liquidation." Both scenarios assumed that we would obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003. Under the "forced liquidation" scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive upon an immediate sale of the Innisbrook Resort. Under the "orderly liquidation" scenario, Houlihan Lokey then projected the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Resort's operators, namely Westin (and Troon, through Westin) were to successfully realize a modest recovery based on past historical results. In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey's then analysis projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

        Houlihan Lokey updated its analysis of the Innisbrook Resort in March 2003. In a report we received on March 18, 2003, subject to various limiting assumptions, Houlihan Lokey's then analysis projected that we would receive between $40 and $47 million under the forced liquidation scenario, and between $58 and $70 million under the orderly liquidation scenario.

        The information we have provided related to Houlihan Lokey's projections regarding the Innisbrook Resort are forward-looking statements, subject to this annual report's introductory cautionary note and the risk factors listed in Item 7 of this annual report. The actual value we may obtain from our participating mortgage interest might be much lower. Houlihan Lokey's estimates were based on several assumptions about future events, including assumptions that we will successfully obtain fee simple title to the Innisbrook Resort and then successfully realize a modest recovery in the financial performance of the Resort (which is dependent on the success of the Resort operators and a recovery in the travel and leisure sectors of the U.S. economy) and an assumption that we would not be subject to any material liability under any of the lawsuits we were defending at that time and in some cases are currently defending. Any or all of these assumptions might prove to be incorrect. Moreover, Houlihan Lokey's projections were not based on any appraisals of the asset or any independent litigation risk assessments. Accordingly, we have not and you should not place undue reliance upon these projections.

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

        Following review of Houlihan Lokey's March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continue to believe that seeking a recovery in the Resort's financial performance and a resolution of issues with the borrower (as opposed to actively marketing our Innisbrook interests for sale at a distressed price), is in our stockholders' best interest. To that end, we have been negotiating with our borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Innisbrook Resort. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations from the Innisbrook Resort's management that all cash generated by the business is retained in the operating entity. (These confirmations are consistent with its unaudited financial statements.) We currently expect to enter into a settlement agreement with our borrower and take control of the Innisbrook Resort (and all other assets of the operating entity) in the near term. As part of the global settlement, we expect (but cannot assure) the following:

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

  •
  to enter, through one of our subsidiary LLCs, into new management agreements with Westin, as the Resort manger, (and with Troon Golf, as the golf manager, through Westin), which we expect will incorporate a broad range of new revenue enhancement possibilities, accountability and reporting provisions;

  •
  to enter, through one of our subsidiary LLCs, into an agreement with our borrower regarding the residential development of an adjacent parcel of land, commonly called Parcel F, whereby both parties benefit;

  •
  to assume, through one of our subsidiary LLCs, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which shall be subject to a contract with Westin), and as part of this transition we expect that our subsidiary LLC will become a successor SEC filer to Golf Host Resorts under Exchange Act rule 15d-5;

  •
  to continue to improve the relationship with the Innisbrook condominium association; and

  •
  to support a near-term settlement of the lawsuit (of which we are not a party) brought by certain condominium owners against the Resort owner, which settlement would be in the best interest of the Resort.

        In the third quarter of 2003 we continued to negotiate for a global settlement of claims resulting from the borrower's default. However, these negotiations stalled in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Resort) an updated Innisbrook forecast for the fourth quarter of 2003 and the calendar year 2004. As disclosed in our press release dated October 20, 2003, the updated forecast was materially less favorable than forecasts we had received earlier from Westin regarding the same periods. Westin's revised forecast included a forecast for golf operations at the Resort prepared by Troon Golf (which currently operates the golf courses at the Resort and which is an affiliate of Westin). Following our receipt of the revised Westin forecast and the corresponding 2004 Westin budget, we reviewed the budget methodology and economic assumptions underlying the 2004 Westin budget in a series of meetings with Westin and Troon. The decline in the revised Westin forecast resulted primarily from fewer than anticipated group bookings at the Resort in 2003 and the decrease in the number of advance bookings for 2004 as compared to the same time last year, which led Westin to believe that the adverse economic conditions of the past two years at the Resort would continue throughout 2004.

        Some of the assumptions underlying our estimate of the participating mortgage's value, as recorded on our December 31, 2002 and June 30, 2003 statements of net assets, were more favorable than the updated assumptions contemplated in the revised forecast. Specifically, at that time we had assumed that the Resort's recovery would begin in 2004. However, even if the lodging industry as a whole does begin to recover in 2004, Westin has advised us that it does not currently expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, based on the information now available to it. Thus, while it is too early to be certain, based on the asset's disappointing 2003 performance, and the Westin forecast of 2004 performance, which is below our expectations, we face the risk that any economic recovery for this asset will be delayed by a year or more. In our prior SEC filings we have consistently stated that our assessment of the participating mortgage's fair value may decline at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods. After we received and reviewed the revised Westin forecast and the 2004 Westin budget and attended the 2004 Westin budget review meeting with Golf Host Resorts, Westin and Troon, we determined based on the newly received facts that our prior assessment of the participating mortgage's fair value had declined and that a write-down was necessary to reflect the new information.

        Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort. In our effort to determine the proper extent of the write-down, we considered the following information, among other factors.

  •
  Booking Information in 2003. As mentioned above, Westin's bookings for the Resort in 2003 were disappointing and the lack of bookings resulted in a significant revenue decline as of year end 2003 as compared to the prior year. Based on the Resort's historical experience, we do not expect to be able to discern any near term 2004 booking trends for the Resort until the end of the peak season which typically concludes at the end of April. To compound the problem, advance booking data is becoming less useful as a leading indicator of the Resort's performance because, in response to increased competition from discount Internet travel sites and other factors, booking windows have narrowed resulting in Resort reservations increasingly being booked within shorter time periods in advance of the stay.

  •
  Extended Westin Forecasts for the Resort. We obtained Innisbrook Resort earnings forecasts from Westin for the years 2004 through 2007, which predicted relatively slow, steady growth from the Westin forecasted 2004 levels described above. In general, these long-term Westin projections do not appear to assume a sharp recovery or rapid rebound from the depressed performance that the Resort has experienced in 2003. If the economy does recover strongly in 2004, Westin is assuming only marginal positive impact due in part to the effect on their 2003 performance of competition from two new resorts in their market.

  •
  Discussions with Westin Management. Following receipt of Westin's 2004 through 2007 forecasts we, together with representatives of our financial advisor, met again with Westin representatives to discuss any differences in our view of the asset. The main difference seems to be that we believe greater potential is possible at the Resort over the next few years if Westin broadens the scope of its marketing approach to include relatively smaller business and personal groups, golf packages, transient stays and vacation bookings rather than focusing primarily on large corporate group bookings. Westin has informed us that they will attempt to broaden their marketing strategy for the Resort. As lender to the Resort owner, at the present time, we have no contractual control over how Westin manages the property pursuant to its management agreement with the owner (borrower), however, we have proposed modifications thereto pursuant to the proposed negotiated settlement with Golf Host and Westin.

  •
  Estimate of Fair Value. The single most important factor we considered in arriving at our then revised estimate of the Resort's fair value was the result of a study that we commissioned in July of 2003 in anticipation of our taking ownership of the Resort by the end of 2003 and needing to allocate the implicit purchase price among different asset categories on our balance sheet at that time. This study included an estimate of the market value of the Resort's real estate, an estimate of the fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory and an estimate of the fair value of the Resort's identified contractual intangible assets. At our request, this study was expanded to include an estimate of the fair value of the Resort's non-contractual but identifiable intangible items. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us as of October 2003. Accordingly, these estimates could change (and they could change in adverse ways) based on changes in events and circumstances.

        Estimated Value of the Participating Mortgage/Amount of Write-Down.    Based on the above considerations and the other limited information available to us at that time (the date of the filing of our third quarter report on Form 10Q, November 14, 2003), for purposes of our September 30, 2003 balance sheet, we estimated the fair value of the participating mortgage under the "orderly liquidation" strategy (i.e., based on our estimate of the Resort's resale value as a going concern at the end of the 2005 holding period) to be $44.2 million. Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage's December 31, 2002 and June 30, 2003 value of $60 million. In arriving at this revised fair value estimate, we made several assumptions about future events, which may not occur, including the following:

  •
  we assumed that we will successfully obtain fee simple title to the Resort (and that the condominium owners litigation will be concurrently settled) in 2004;

  •
  we assumed that the Resort's performance will begin to recover toward historical trend levels, but that this operational recovery will not begin at the Resort until 2005 (at least a year later than previously expected). We believe the timing of the Resort's ultimate recovery (if any) depends heavily upon:

  •
  the marketing and management skills of Westin (and Troon, as the golf manager, through Westin) as the Resort's operator;

  •
  the restoration of the corporate travel and meeting budgets to historical levels; and,

  •
  a recovery in Florida's resort and lodging industry and general improvement in travel, resort and lodging spending nationwide.

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

  •
  sales of our remaining five golf courses, representing four separate properties (for which we currently have a purchase agreement for one of these properties, but do not have purchase agreements or letters of intent on the other three of these properties);

  •
  a decision by our board to seek short-term financing (which has occurred); and

  •
  potential positive cash flows from the operations of Innisbrook and/or our other remaining properties.

  •
  we assumed that the Resort will be operated by Westin, as Resort manager, (and Troon, as golf manager, through Westin) in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period.

    We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable. We anticipate that such attainment will depend upon:

    •
    the marketing and management skills of Westin, as Resort manager, (and Troon, as golf manager, through Westin) as the Resort's operator; and

    •
    the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings. (Although we expect to have influence over Westin's operating decisions, we have no contractual right to manage the asset and we continue to expect that the Resort will remain subject to a management agreement with Westin even after we take possession of the Resort. Accordingly, our direct ability to oversee such a change in marketing focus is limited.)

        Any or all of these assumptions might prove to be incorrect; accordingly, investors should not place undue reliance on our assumptions or our earlier estimated value of the participating mortgage or the Resort.

        Since our October 20, 2003 press release regarding Westin's new forecast for Innisbrook, we have received preliminary third-party indications of interest regarding a potential acquisition of the Resort, however, we have received no firm written offers. Our board might decide to sell our interest in the Resort prior to the end of the currently-anticipated holding period (i.e., prior to December 31, 2005) in response to a reasonable offer, if after consideration of the facts and circumstances at that time our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board to alter the orderly liquidation strategy in favor of an immediate sale. We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the asset's fair value may change, and the asset may be again be written-down.

        As previously discussed, we are seeking to finalize open issues and legal agreements on the consensual foreclosure of Innisbrook in the near term, however, we can provide no assurances as to the terms, timing or likelihood of any possible global settlement, if any. If we decide to pursue judicial foreclosure of the Resort, we expect that it would be expensive and time-consuming and there is a risk to us that the borrower might pursue and obtain bankruptcy and/or other judicial protection. We also face the risk that our negotiations with Westin might not be successful. If our settlement negotiations with Westin do not succeed, but we nonetheless become the owner of the Resort, we may become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement and other issues. Any such litigation would likely focus on the extent, if any, to which we, as successor owner of the Resort, must assume the borrower's outstanding liabilities to Westin under the original management agreement, among other issues. Nothing herein shall imply a view that we have any such obligation or that we do not have defenses to any allegations that we have such an obligation. Even if we successfully obtain ownership of the Resort, we, along with the Resort's operator, Westin, as Resort manager, (and Troon Golf, as golf manager, through Westin), expect to face the difficult task of seeking to realize a recovery in the Resort's performance, which is currently hindered in part by the delay in and/or lack of any meaningful economic recovery in the relevant sectors of the U.S. economy. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations (and corresponding unaudited financial statements) from the Resort's management that all cash generated by the business is retained in the operating entity and is being utilized to cover Resort financial obligations.

        At this time, no settlement of our disputes with the borrower has been reached, however, we have an expectation of reaching a comprehensive settlement in the near term. As we previously noted, we face the risk that we might be unable to reach any consensual resolution or settlement with the borrower or the other parties. Litigation may ensue, which might be protracted and expensive, and even in the event that we prevail in the litigation, the other parties might not meet their respective obligations to us. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years. Our board of directors will continue to monitor and evaluate all of our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

        As earlier discussed, at the present time, we do not believe we are able to reliably project the amount of the total liqudating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the ranges earlier provided as representative of our current views on the subject.

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

        During 1999, we began to observe what would become increasingly unfavorable trends in the golf course industry and the capital markets, including an oversupply of golf courses and diminished availability of equity and debt capital for real estate companies in general and for small cap specialty REITs, such as our company, in particular. As a result of our concern about our declining stock price, on February 9, 2000, our board of directors engaged Banc of America Securities LLC, or BAS, as our then financial advisor to review a broad range of strategic alternatives. The alternatives under consideration at that time included:

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

        The first important factor that the board considered was an oversupply in the golf course industry in 1999 and 2000. Most of our revenue came from lease payments made by lessees of our golf courses, and we depended on the ability of our lessees to generate sufficient income from golf course operations to pay their lease payments to us. However, the environment for golf course operators and owners, including our lessees, had become increasingly competitive over the prior two years. This was primarily a result of the significant number of new golf course openings and increases in the overall number of golf courses, which offset the growth in participation rates and the overall number of golfers.

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

        A fourth important factor considered by our board during its then review of our strategic alternatives was that material defaults by lessees had occurred under participating leases at a number of our golf courses. In 1999, several of our lessees generated losses, and by March 2000, we had declared events of default under leases against our lessees at 12 golf courses (though the defaults at seven such golf courses were cured by their respective lessees). By the time we solicited stockholders' approval for the plan of liquidation, we had taken possession of five of our golf courses from the lessees as a result of defaults by those lessees that resulted in eviction or voluntary relinquishment of the golf course by the lessees. In addition, at that time, we believed, based on information from the lessees, that the financial performance of the lessees of 25 of our golf courses was inadequate to support the payments required under the respective participating leases. The potential for additional defaults under our participating leases reduced the value of our golf courses and of our company to a potential buyer. In addition, lease defaults reduced the amount that we could borrow under our credit agreement, pursuant to a formula in the credit agreement. Under laws applicable to REIT's, if we terminated a participating lease as a result of a lessee default, we were faced with the options of leasing the golf course to a new lessee, operating the golf course through a taxable subsidiary, engaging a management company to manage the golf course, or selling the golf course within 90 days in order to prevent the operating income from becoming disqualified income for REIT tax purposes. If we were to continue to operate the golf course and received too much disqualified income during a taxable year, we would lose our REIT status (unless we were entitled to relief under certain statutory provisions).

        A fifth important factor our board considered at that time was the effect of the decline in our operating income on our ability to operate, and the possibility that our operating income would decline further if additional lessees were to default. The decline in our operating income triggered defaults under our credit agreement. It was also likely to result in our inability to comply with a financial covenant in our charter governing the rights of our preferred stock, which might have then prevented us from selling assets. Moreover, we were concerned that an inability to repay our obligations under our credit agreements by selling assets might induce our lenders to accelerate our obligations under the credit agreement, which could have resulted in a bankruptcy filing.

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

        Also, in connection with the plan of liquidation, we entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC, or Legends, to sell to that affiliate up to 12.5 (eighteen-hole equivalent) golf courses leased by Legends. In addition, single- purpose affiliates of Legends would be released from their obligations to repay limited recourse working capital loans in the aggregate amount of approximately $6.6 million. Pursuant to the purchase and sale agreement, we could accept superior offers for these golf courses (other than the five Myrtle Beach golf courses) upon payment of a break-up fee to Legends. Because Mr. Young controlled Legends and was at that time a member of our board, a conflict of interest would have existed if Mr. Young participated in the board's consideration and/or decision to approve the sale of these golf courses to Legends. The special committee, which was aware of Mr. Young's interest in the Legends transaction, unanimously recommended that our board approve the transaction between us and Legends. In addition, both BAS and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. advised the special committee that, as of the date of their opinions, the consideration to be received by our operating partnership in the Legends transaction was fair to our operating partnership from a financial point of view. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among us, Legends and Legends' lenders were protracted and did not result in a signed purchase and sale agreement until February 25, 2001. The purchase and sale agreement was effective as of February 14, 2001. Mr. Young was represented by separate counsel during these negotiations. Mr. Young resigned from our board immediately after the Legends purchase and sale agreement was approved.

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

Annual Updates to the Projected Range of Liquidating Distributions

        The projections described below are forward-looking statements, subject to this report's introductory cautionary note and the risk factors listed in Item 7 of this annual report.

        Original 2001 Range.    At the time we prepared our proxy statement soliciting stockholders' approval for the plan of liquidation, dated April 6, 2001, management then estimated that if stockholders approved the plan, total liquidating distributions to common stockholders would be within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholders' approval of the plan of liquidation. Management's estimate at that time was based on numerous assumptions, notably including asset-by-asset estimated price ranges. (For assets covered by definitive purchase and sale agreements or letters of intent at that time, the then estimates were based on the prices specified in those documents, rather than a range.) These and other management estimates were included within a financial model developed with the assistance of Banc of America Securities, LLC in order to produce our overall estimated range of liquidating distributions. We use the term "Original 2001 Range" to refer to this 2001 projection of the range within which total liquidating distributions to common stockholder were contemplated. (As the context requires, the term "Original 2001 Range" also refers to the component estimate prices or price ranges for one or more particular golf courses, all of which contributed to the overall projected range of liquidating distributions.) The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the golf course's respective Original 2001 Range absent a fairness opinion, an appraisal, or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

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

        Updated 2002 Range.    Conditions in the golf resort industry declined significantly in late 2001 and early 2002 primarily as a result of a decline in travel and leisure spending after the September 11th terrorist attacks. Most importantly for us, the borrower under our participating mortgage went into payment default, significantly reducing the resale value of our interest, as the lender, in our mortgage loan secured by the Innisbrook Resort. In light of these changed conditions, during the first quarter of 2002 our board re-engaged Houlihan Lokey to help the board analyze, among other things, whether it would be preferable to sell the participating mortgage immediately, in its distressed condition, or seek to restore the operating performance of the Innisbrook Resort first, before liquidating our interest therein. As explained above (see "Our Participating Mortgage Secured by the Innisbrook Resort"), based in part on Houlihan Lokey's report, the board decided that seeking to restore the Resort's performance would be in our stockholders' best interest. We also asked Houlihan Lokey at that time to assist us in updating our projection of our total liquidating distributions in light of the golf course sale prices we received during the prior year as well as the new economic climate. Based in part on Houlihan Lokey's report dated March 15, 2002, in the Spring of 2002 we projected at that time that our total liquidating distributions to common stockholders would be within the range of $6.01 to $9.43 per share. We refer to this projection as the "Updated 2002 Range." The Updated 2002 Range was based on many assumptions and estimates. Notably, this projection assumed that we, along with the Innisbrook Resort's operators, namely Westin and Troon Golf, would successfully achieve a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort; that all of our golf course assets would be sold by the end of 2002 (other than our interest in the Innisbrook Resort, which this estimate assumed would be liquidated in 2005), and that the condominium owner litigation at the Innisbrook Resort would be resolved by the time that we sold those properties, among many other limiting assumptions and estimates.

        Updated 2003 Range.    In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey's report dated March 18, 2003, and subject to many limiting assumptions and uncertain estimates, we projected at that time that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation would be within the range of $4.75 to $7.21 per share. We refer to this projection as the "Updated 2003 Range." In comparing the Updated 2002 Range and the Updated 2003 Range, the low end of the range decreased by $1.26, or 21% ($6.01 less $4.75), and the high end of the range decreased by $2.22, or 24% ($9.43 less $7.21). While there were several factors that contributed to the net variance, the primary reason for the net decrease was due to the reduction in the expected net free cash flow from Innisbrook for the four year period 2002 through 2005 (including a significant number of which were one-time non-recurring payments). This projection was a forward-looking statement, subject to this annual report's introductory cautionary note and the risk factors listed in Item 7 of this annual report. This projection was based on several assumptions about future events, including (among many others):

  •
  an assumption that we would successfully obtain ownership of the Innisbrook Resort;

  •
  an assumption that we, in conjunction with the Resort's operators, namely Westin (and Troon Golf, through Westin), would be able to realize a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort by year-end 2005 (which implicitly assumes that economic recovery would begin sufficiently in advance of that date to support regular business and group leisure activity at the Innisbrook Resort by late 2005); and

  •
  an assumption that we would not be subject to any material liability under any of the lawsuits that we were defending at that time (February 2003).

        No New Range of Liquidating Distributions:    We have recorded the value of our golf courses and our participating mortgage (discussed in detail in an earlier section titled "Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort"), at our current best estimates of fair value. However, at the present time we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. Subject to the following caveats, we do, however, believe that it may be possible to do so in future periods as the quality and reliability of information necessary to make estimates of cash flow and, correspondingly, value become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

        Among other reasons, we do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liqudation period is because we have not been able to obtain sufficiently static financial data with respect to the Innisbrook Resort's performance, which is necessary to establish a cashflow-based valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

  •
  the fact that we have not been able to obtain accurate forecasts from Westin due to the recent difficulty that Westin has been facing in trying to accurately forecast operating performance including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace. According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

  •
  the fact that the financial performance at the Resort has not begun to realize any positive impact from the economic rebound that has begun and that the Resort presently seems to be experiencing a modest downward trend, which is somewhat contrary to recent industry trends. Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Resort's current trend and to realize the modest recovery currently being seen in the industry;

  •
  the fact that since the Resort is managed by a third-party management company, we presently do not have control and have only limited influence in the management or performance at the Resort, and that fact will not change after we take title to the Resort, whether pursuant to a global settlement or a foreclosure of our loan, because the loan and its attributes including the collateral interest in the real estate are effectively subordinate to the management agreement with Westin;

  •
  the fact that the global settlement related to the pending disputes with (i) our borrower in default, and (ii) the Resort manager Westin, have not been financially resolved or finally concluded, even though we contemplate the resolution thereof in the relatively near term;

  •
  the fact that the litigation between our borrower and the homeowners association at the Resort (of which we are not a party) continues to cloud the future of the Resort from a valuation perspective, not withstanding periodic successes in the litigation by our borrower;

  •
  the fact of the threat of litigation with our borrower and/or Westin or the timing of our closing on the global settlement, creates uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which is used as a competitive advantage by our competitors when marketing their resort against the Resort;

  •
  the fact that we have not as yet received any firm offers from third-parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort, and

  •
  the fact of continued threats of terrorism and their impact on the travel and lodging industry.

        As a result of the foregoing, at the present time, we will refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods if the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

        Any of these historical estimates might prove to be incorrect in materially adverse ways which might cause our actual liquidating distributions to be lower than our projections. We currently expect liquidating distributions to our common stockholders to begin after the sale of the Innisbrook Resort, originally planned for late 2005 which as indicated may be delayed.

        All of the historical projections described above are forward-looking statements subject to this annual report's introductory cautionary note and the risk factors listed in Item 7 of this annual report. The historical projections are based on numerous estimates and limiting assumptions, including those listed above, any or all of which might prove to be incorrect in materially adverse ways. None of the projections are based on any appraisals of any of our assets, except Innisbrook which is based on a commissioned asset study, or any independent litigation risk assessments. The actual amount of our liquidating distributions could be lower than our historical projections (we are not providing any current projections), and the actual timing of our liquidating distributions could be later than our historical projections. Accordingly, you should not place undue reliance on the assumptions or historical projections above. Important factors that could cause such variances are discussed in Item 7 of this annual report under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

        Moreover, preparing financial projections such as those above is difficult and time consuming. Except as may be required by applicable law, we have no current intention to produce any further updates to our projected range of liquidating distributions. In the future, the mere fact that we have not updated our historical projections does not indicate that we continue to endorse those historical projections or that they have not declined further; in fact, we believe the historical projections may be more favorable than the current facts if we were able to ascertain the current facts. All projections are inexact and subject to numerous risks and uncertainties. You should not place undue reliance on any projections.

Progress of our Liquidation Compared to our Original Projections

        As of March 22, 2004, we have sold 29 of our 34 properties. (Stated in 18-hole equivalents, we have sold 38 of our 47 golf courses). Any equity redemption component of each sale price is valued as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $301.4 million are within the combined per-course ranges for the golf courses sold to date, as estimated during the preparation of Houlihan Lokey's 2001 Range. However, our gross sales proceeds are $15.6 million, or 4.9%, below the low end of the combined Original 2001 Range. Of the twelve properties that have been sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (four in late 2001, three in 2002 and four in 2003). The events of September 11th, as well as the continuing decline in the economy after that date, negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board's observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these twelve transactions at prices below the Original 2001 Range was fair to, and in the best interest of, the company and our stockholders.

        For the period January 1, 2003 through March 22, 2004, we have disclosed comparisons of asset sale prices primarily against the Updated 2003 Range. The four assets (or 7.0 golf courses) that we sold since January 1, 2003, were all sold at prices within their respective Updated 2003 Range. For the remainder of 2004, we intend to continue to disclose price comparisons (if at all) for the properties remaining in our portfolio primarily against the Updated 2003 Range.

        As earlier discussed, at the present time, we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion.

Accordingly, you should not rely on the ranges earlier provided as representative of our current views on the subject.

Credit Facility

        Our credit facility from a syndicate of lenders led by Bank of America, N.A., which was scheduled to mature on June 30, 2003, was paid in full on June 19, 2003, concurrent with the sale of the Sandpiper Golf Course which occurred on June 17, 2003.

        On March 18, 2004, we entered into a loan agreement and related mortgage (which are filed as exhibits 10.22.1 and 10.22.2 hereto) with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of .25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage (filed as exhibit 10.22.2 hereto) of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of March 22, 2004 is approximately $1,090,000. The initial draw resulting in this outstanding balance includes estimated amounts for working capital needs and closing costs, such as documentary stamp taxes that will be due upon the expected closing of the global settlement for the Innisbrook Resort. Additional draw requests are permitted monthly on the first day of each month commencing with May 1, 2004.

Conditions in the Golf Industry

        Our efforts to sell our remaining golf courses continue to be hampered by challenging economic conditions. The golf industry has not recovered from the last few years of depressed performance. Specific to 2003, industry demand during the first quarter of 2003 (the peak season for our Florida golf courses, two that we own and manage and four that currently serve as collateral under our participating mortgage), was adversely affected by several factors, including the pending war with Iraq, the elevated travel alerts and the outbreak of Severe Acute Respiratory Syndrome, or SARS. These factors continued to affect the industry further in to the year because of their impact on travel. Additionally, two of the economic sectors most affected by the recession have been the leisure and travel sectors of the economy. Golf courses, and particularly destination-resort golf courses, are at the intersection of these sectors. Accordingly, we believe our business continues to be significantly impacted by the economic recession. While new golf course openings, which creates increased competition, has slowed, demand has not increased and, therefore, has not been sufficient to absorb the excess supply of golf courses from the past few years leaving a lingering imbalance in the supply and demand for golf courses. Furthermore, the negative demand relative to supply results in depressed golf greens fees or rates. Also, the numbers of golf courses for sale has increased since our plan of liquidation was approved creating greater pressure on pricing while financing resources for golf course acquisitions are still limited.

Golf Course Dispositions

        From January 1, 2001 through March 22, 2004, we disposed of the following golf courses (see "Progress of our Liquidation Compared to our Original Projections" above for details as to how these asset sales prices below apply to the respective ranges of value):

Golf Course Dispositions since January 1, 2001 through March 22, 2004

Property	City and State	Total Consideration(1)	18-Hole Equivalent	Closing Date
2001
Ohio Prestwick	Akron, OH	$6,350,000	1.0	1/4/01
Raintree	Akron, OH	4,300,000	1.0	1/4/01
Persimmon Ridge	Louisville, KY	5,200,000	1.0	2/15/01
Club of the Country	Louisburg, KS	2,655,000	1.0	3/16/01
Brentwood	White Lake Township, MI	2,600,000	1.0	3/20/01
Metamora	Metamora, MI	4,931,000	1.0	4/9/01
Silverthorn	Tampa, FL	4,250,000	1.0	4/12/01
Palm Desert	Palm Desert, CA	4,075,000	1.5	4/20/01
Woodlands	Gulf Shore, AL	6,400,000	1.0	5/1/01
Cooks Creek	Ashville, OH	4,000,000	1.0	5/16/01
Legends Virginia	Providence Forge and Williamsburg, VA	10,800,000	2.0	6/15/01
Eagle Watch	Atlanta, GA	5,850,000	1.0	7/6/01
Olde Atlanta	Atlanta, GA	7,800,000	1.0	7/6/01
Legends Properties(2)	Myrtle Beach, SC Pawley's Island, SC Sunset Beach, NC Omaha, NE	89,411,000	6.5	7/31/01
Sweetwater	Apopka, FL	4,000,000	1.0	9/18/01
Emerald Dunes	West Palm Beach, FL	16,900,000	1.0	9/7/01
Polo Trace	Delray Beach, FL	8,350,000	1.0	10/22/01
Cypress Creek	Boynton Beach, FL	4,100,000	1.0	11/28/01
Pete Dye	Bridgeport, WV	13,432,000	1.0	12/19/01

2001 sub-total		205,404,000	26.0

2002
Northgate Country Club	Houston, TX	10,875,000	1.5	5/8/02
Bonaventure Country Club	Ft. Lauderdale, FL	10,500,000	2.0	7/12/02
Osage National Golf Club	Lake of the Ozarks, MO	3,350,000	1.5	7/22/02

2002 sub-total		24,725,000	5.0

2003
Lost Oaks Golf Course	Palm Harbor, FL	2,300,000	1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	3.5	1/30/03
Mystic Creek Golf Club	Dearborn, MI	3,500,000	1.5	4/17/03
Sandpiper Golf Course	Santa Barbara, CA	25,000,000	1.0	6/17/03

2003 sub-total		71,300,000	7.0

Grand Total		$301,429,000	38.0

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

(2)
The Legends Properties are Legends, Heritage, Oyster Bay and Tiburon.

Our Remaining Golf Course Assets

        As of March 22, 2004, we hold interests in 9.0 golf courses (or five assets), 5.0 of which are owned by us in fee simple and four of which (at the Innisbrook Resort) serve as collateral for our lender's interest in the participating mortgage.

        Our 9.0 golf courses are located in the following states (golf course quantities below are stated in terms of 18-hole equivalents, such that one 27-hole facility is reported as 1.5 golf courses):

• Florida (6)	• New Mexico (1)
• South Carolina (2)

        These 9.0 golf courses are located among the following five distinct properties:

Property	Location	18-Hole Equivalent
Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Resort (participating mortgage)	Palm Harbor, FL	4.0
Tierra Del Sol	Albuquerque, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

		9.0

Letters of Intent and Purchase Agreements

        As of March 22, 2004 we have entered into the following arrangement for the disposition of one of our golf courses. This disposition is pending and we face the risk that it might not occur in the time and manner anticipated. We do not intend to issue any updates regarding this arrangement unless and until a closing occurs. After we enter into a purchase agreement, the buyer's obligation to close is often subject to conditions, some of which might be within the buyer's control. Accordingly, this sale could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on terms less favorable than described below.

        Tierra Del Sol Sale Agreement.    On January 27, 2004, we entered into a definitive agreement for the disposition of the Tierra Del Sol Country Club to Falcon Ridge Development, LLC, for a price of $1.775 million, however, the proceeds of this sale are subject to the Agreement for Marketing and Joint Sale of Property whereby 17.5% of these proceeds will be paid to, the Estate of Terrence J. Mulvihill and Golf Classic Resorts, LLC, the owner of the water rights and the executive 9-hole golf course at Tierra Del Sol. The buyer will also assume a liquor license note payable for $125,000. Under the terms of the sale agreement, the purchase price will be paid in cash at closing, subject to closing conditions and adjustments. The proposed buyer is currently in the diligence phase of the purchase process. Closing is tentatively expected to occur before April 30, 2004.

Current Strategic Choices

        Our expected liquidating distributions have been negatively impacted by the past delays in the economic recovery. The net free cash flow at many of our remaining golf course assets, namely Innisbrook, fell short of Westin's budgeted expectations for 2003, and potentially throughout 2004. We now believe that the economic recovery will not positively impact our company and, correspondingly, our liquidation, or the Innisbrook Resort until 2005. Based on these expectations, we intend to continue to take prudent steps to reduce operating costs and personnel. We have initiated this effort by reducing certain personnel at both the corporate and golf course levels and we expect further reductions at the corporate level.

        The terms of our Series A preferred stock and our agreements with the preferred stockholder prohibit us from making any further distributions to common stockholders until the Series A preferred stock is redeemed in full. After our Series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to our common stockholders. However, we expect that the net proceeds of our asset dispositions will not be sufficient to redeem our Series A preferred stock in full until we liquidate our interest in the Innisbrook Resort. Thus, if we assume control of Innisbrook, we may attempt to refinance Innisbrook so as to redeem our preferred stock with the proceeds of such refinancing.

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

Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders

        If our preferred stock is redeemed or our preferred stockholder consents, we may decide to convert our company into a liquidating trust. Historically, the SEC has allowed liquidating trusts to enjoy relaxed reporting requirements. For example, the SEC traditionally allows liquidating trusts to include unaudited financial statements in their annual reports and does not require such trusts to file any further proxy statements or quarterly reports. Such treatment could result in substantial legal and auditing fee savings for our company. In addition, if we convert to a liquidating trust we might realize additional general and administrative cost savings in several areas including certain insurance costs, and printing and reporting costs of a public company. However, we would lose the benefit of our net operating loss carry-forwards. Our conversion into a liquidating trust most likely would be accomplished by contributing all of our assets (principally, our interest in the Innisbrook Resort) to a newly-formed trust and then distributing shares of beneficial interest in the trust to holders of our common stock and to any remaining holders of our common OP units. Following that distribution, all shares of our common stock would be cancelled and in their place our stockholders would receive shares of beneficial interest in the liquidating trust in proportion to their prior stock holdings. It is our intention that any such liquidating trust would qualify either as a grantor trust or as a partnership for tax purposes.

        The shares of beneficial interest would be similar to shares of common stock except that they would not be traded on any exchange, they would not be represented by any certificates and they would not be transferable (except by will, intestate succession or operation of law). As a result, you would not be able to sell your interest in our liquidating trust.

        We expect that if we decide to convert into a liquidating trust, we will make a public announcement indicating, among other things, the date on which the conversion is expected to occur, the identity (if known at such time) of one or more trustees who will oversee the trust's sale of our remaining assets and the distribution of the remaining cash and net proceeds, and a summary of the rights of holders of beneficial interests in the liquidating trust. We expect that such notice will precede any transfer to a liquidating trust by approximately 30 days. Such a public announcement would provide our stockholders with an opportunity to seek to sell their shares of stock on the market rather than receive shares of beneficial interest in the trust. Although shares of beneficial interest would not be transferable, their holders would have the right to receive any and all further liquidating distributions funded by the proceeds from the ultimate sales of our remaining assets. Conversion into a liquidating trust is expressly authorized by the plan of liquidation.

        For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets measured by the fair market value of the assets at the time of the transfer to the liquidating trust, with any gains offset by available net operating loss carry-forwards. In addition, stockholders would recognize gain to the extent the stockholders' share of the cash and of the fair market value of the assets received by the liquidating trust was greater than the stockholder's basis in his stock, notwithstanding that the stockholder would not contemporaneously (or ever) receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

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

        If we do not distribute our interest in the Innisbrook Resort to a liquidating trust and, instead, continue to operate as a regular corporation until all of our assets are sold, we would recognize losses (or gains) upon our sale of the Resort and our other assets for federal income tax purposes. However, we would be unable to pass those tax losses (and our other assets) on to our stockholders, which could result in valuable tax losses being lost. By contrast, a liquidating trust is a pass-through entity for tax purposes and any losses (or gains) we experience as a liquidating trust generally will flow through to the holders of beneficial interests in the trust.

        Since we are no longer a REIT, we could be subject to income tax on any recognized gains. However, as of December 31, 2003, we believe we have sufficient net operating loss carryovers to offset any recognized gains. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. If a liquidating trust is formed, our net operating loss carryovers will disappear and, therefore, will not be available to reduce any subsequent gains recognized within the trust. However, the trust (or owner thereof) should have a tax basis equal to the fair market value of the assets at the date the liquidating trust is formed. Any gain recognized by the trust would be the result of either appreciation in the value of the assets during the time that they are owned by the trust, or an initial underestimation of the fair market value of the assets at the time the trust is formed.

        Although the resolution of the global settlement on the Innisbrook Resort is not required in order for us to enter in to a liquidating trust, we currently believe that it is most prudent to obtain ownership of the Resort before considering this option. Therefore, once the global settlement on the Innisbrook Resort is concluded and we have obtained ownership of the Resort, we will then analyze the advantages and disadvantages of contributing our remaining assets into a liquidating trust, will develop a strategic plan based on the decision that results from this analysis, and, thereafter, implement the decision.

Managed Properties

        In 2003, we managed the following assets until their respective sale dates set forth in parentheses:

• Lost Oaks (sold January 13, 2003) • Mystic Creek (sold April 17, 2003)	• Sandpiper (sold June 17, 2003)

        Throughout 2003, and as of March 22, 2004, we continue to manage the following assets:

•	Black Bear	•	Wekiva
•	Tierra Del Sol	•	Country Club at Wildewood and Country Club at Woodcreek Farms (collectively known as Stonehenge)

Financial Information About Industry Segments

        See the Consolidated Financial Statements and notes thereto referred to in Item 8 on this Form 10-K for the financial information required to be included in response to this Item.

Employees

        At March 22, 2004, we had five full-time employees (including the chief executive officer and the controller) and two part-time employees. As a result of our plan of liquidation, during 2003 we terminated three full-time employees and one contract employee, converted one full-time employee from salary to hourly as needed, and as of March 22, 2004, we had terminated one additional full-time employee. In addition, as of March 22, 2004, at the golf courses that we own and manage, we had approximately 80 full-time employees and 60 part-time employees, in the aggregate, of which some are seasonal. We are the co-employer of both the staff at the corporate office and the golf course employees as we lease their services from an independent employee leasing company and, therefore, serve as co-employer.

Environmental Matters

        Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of these substances, or the failure to remediate these substances properly when released, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. We have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of our golf courses, however, we were aware of potential environmental issues at the Sandpiper golf course that we sold in 2003 as described below. At the time of our acquisition, all of our golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant. As a general rule, we do not update these Phase I environmental audits.

        Based on the results of the Phase I environmental audits performed at or about the time of our acquisitions, we were not aware of any existing environmental liabilities that we believe would harm our business, assets, results of operations or liquidity, nor were we aware of any condition that could create such a liability, other than at the Sandpiper Golf Course (where our subsidiary had the benefit of an environmental indemnity from the Atlantic Richfield Company, as described below). We face the risk, however, that those Phase I environmental audits may have failed to reveal all potential environmental liabilities, that prior or adjacent owners may have created material environmental conditions not known to us or the independent environmental consultant, that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) may result in the imposition of environmental liability, or that indemnitors may not meet their obligations to us in the event of a claim against us. Although the participating leases provided that the lessees must indemnify us for certain environmental liabilities at the golf courses, no participating leases are currently pending.

Government Regulation

        Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and the construction of capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. When the golf courses were subject to participating leases, the lessees were responsible for any costs associated with ADA compliance. We no longer have any participating leases at our golf courses and, accordingly, we are responsible for related costs incurred at the golf courses.

Competition

        Our golf courses and Resort golf courses of our borrower under our participating mortgage are subject to competition for players and members from golf courses owned by others and located in the same geographic areas. Changes in the number and quality of golf courses owned by others in a particular area have had, and will continue to have, a material adverse effect on the revenues of our golf courses and, thus, on our ability to generate positive net cash flows.

Seasonality

        See Item 7 in this annual report for a discussion of golf course seasonality.

Foreign Operations

        We do not engage in any foreign operations or derive any revenue directly from foreign sources.

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer, and our controller, as well as to all of our directors, and our other officers and employees. The Code of Ethics is filed with the SEC as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003. Any waivers of the code of ethics for directors or executive officers must be approved by our board of directors and disclosed in a SEC Form 8-K within five days of the waiver.

Web Site Access to our Periodic SEC Reports

        Our primary Internet address is www.golftrust.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K), current reports (Form 8-K) and beneficial ownership reports (Forms 3, 4 and 5) available free of charge through our Web site (by hyperlink to the SEC's Web site) as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the news releases section of our Web site, as allowed by SEC rules. These disclosures may include amendments to and waivers of our Code of Ethics, which appears as an exhibit to this Annual Report.

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

ITEM 2. PROPERTIES

        The golf courses remaining in our portfolio include those recognized below:

  •
  Westin Innisbrook Resort, Copperhead Course: Home of Copperhead, site of The PGA TOUR'S Chrysler Championship; "Top 100 You Can Play," Golf Magazine, 2000; "Top 100 U.S. Resort Courses," Golf Digest, 1999; Island Course, "Top 75 Resort Courses," Golf Digest, 1992.

  •
  Country Club at Woodcreek Farms, "Best Courses By State," 19th in South Carolina, Golf Digest, 2000.

  •
  Black Bear Golf Club, "Top 50 Public Courses," Florida Golf News, 2003.

        As of March 22, 2004, our golf courses include 3.0 daily fee courses, 4.0 resort courses and 2.0 private country club courses. Daily fee courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. Resort courses are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

        Four of our golf courses are located near Tampa, Florida at the Westin Innisbrook Resort, a destination golf resort that includes one of the largest hotel and conference facilities in the state. We hold a lender's interest in a participating mortgage on this Resort, which has been in default since October 2001.

        We own a fee simple interest in each of our golf courses, except the four golf courses located at the Westin Innisbrook Resort, where we are the lender under a participating first mortgage secured by the golf courses and all of the related facilities thereon (other than the separately-owned condominium units comprising the hotel). As described in Item 1 of this annual report, we are seeking to finalize our negotiations to obtain ownership of the Resort in lieu of foreclosing upon the participating mortgage, wherein the third-party borrower thereunder is in default. As of March 18, 2004, the Stonehenge golf courses are pledged as collateral under our credit line with Textron Financial Corporation (previously discussed as a recent significant event titled "Acquisition of Revolving Credit Line").

        Information regarding each of the golf courses owned by us or in which we have an interest as of March 22, 2004 is set forth on the following pages. In connection with our ongoing plan of liquidation, we are actively seeking buyers for all of our remaining golf courses, other than opportunistically at the Westin Innisbrook Resort which is the subject of a longer term stabilization plan unless a reasonable offer is received earlier, and other than Tierra Del Sol which is currently subject to a pending contract.

Resort Courses

        Resort courses are daily fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of their revenue from golf vacation packages. Some resort courses are semi-private, that is, they offer membership packages that allow members special privileges at the golf course, but also allow public play. As of March 22, 2004, we hold interest (as lender) in the resort courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Westin Innisbrook Resort
Copperhead Course	Palm Harbor, FL	18	7,087	1972
Island Course	Palm Harbor, FL	18	6,999	1970
Highlands North	Palm Harbor, FL	18	6,245	1971
Highlands South	Palm Harbor, FL	18	6,450	1977

Daily Fee Courses

        Some daily fee courses, such as three of our golf courses, are semi-private because they offer membership packages but also allow public play. As of March 22, 2004, we own interests in the daily fee courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Black Bear	Orlando, FL	18	7,002	1995
Tierra Del Sol	Albuquerque, NM	18	6,351	1982
Wekiva	Orlando, FL	18	6,640	1975

Private Club Courses

        Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses because the receipt of membership dues generally is independent of the level of course utilization. As of March 22, 2004, we own interests in the private club courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Stonehenge Golf Courses
Wildewood	Columbia, SC	18	6,751	1974
Woodcreek Farms	Columbia, SC	18	7,002	1997

The Participating Leases

        Our historical practice was to lease our golf courses to operators under participating leases. If the operator defaulted on the participating lease, one of our potential responses was to terminate the lease and manage the property directly. As of March 22, 2004, we are managing four distinct properties (5.0 golf courses) as a result of lease defaults by our tenants in prior years or pursuant to settlement agreements with our tenants executed in prior years. As of January 30, 2003, none of our golf courses remained subject to a participating lease.

ITEM 3. LEGAL PROCEEDINGS

        We are currently involved in, or within the past year we concluded, as applicable, the following material legal proceedings:

Significant Legal Proceedings

        On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. The lawsuit is currently being evaluated by our attorneys.

Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing, of approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note due and owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served on May 19, 2003, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for $231,630, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment.

Tierra Del Sol Country Club

        On January 27, 2004, we entered into a definitive agreement for the disposition of the Tierra Del Sol Country Club to Falcon Ridge Development, LLC. The closing is scheduled to occur on our about March 31, 2004. We have been operating this golf course through our wholly owned subsidiary, GTA Tierra Del Sol, LLC, since February 7, 2000. All of the legal proceedings relating to the Tierra Del Sol golf course have been contractually resolved by the parties involved, pending the expiration of the agreement for the marketing and joint sale of property discussed below.

        On September 20, 2000, Terence Mulvihill, a principal in the lessee and in the entity which previously owned the Tierra Del Sol Country Club, attempted to terminate our water rights lease agreement at the Tierra Del Sol Country Club for: (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We have responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002 in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and Golf Classic Resorts, LLC. Our complaint sought various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution and leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill.

        On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC in which the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico which include assets other than just the country club such as a 9-hole executive golf course, water rights, and tennis courts. The term of this agreement is six months and we shall have the option to extend the term of the agreement for three additional six-month periods. We recently exercised the second six-month option, which expires on August 21, 2004. As a result of entering into this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of this agreement.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. Under the court rules, the case may be restored to the active roster within one year and the statute of limitations will have been deemed to have been tolled during that year. If restored outside the one-year period, the normal three-year statute of limitations would run from the original accrual date. That time period would expire in March 2005.

Innisbrook Resort Condominium Owner Litigation

        The Innisbrook Resort serves as collateral for a $79 million original balance non-recourse loan we made to the Resort's owner, Golf Host Resorts, Inc., in 1997. The owner/borrower has entered into an arrangement with many of the persons who own condominium units at the Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against the borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

  •
  whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's alleged marketing promises to all purchasers of condominiums at the Resort;

  •
  whether the condominium unit owners were coerced by economic pressure and duress to enter into the master lease agreement, or guaranteed lease agreement;

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

  •
  whether the unit owners who signed the guaranteed lease agreement have the right to return to the master lease agreement without penalty, and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed lease agreement and the income they would have received under the master lease agreement; and

  •
  whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses, thereby adversely affecting the "private golf course" concept of Innisbrook.

        Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against Golf Host Resorts, Inc. reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action. The appeal regarding "piercing the corporate veil" is scheduled for oral argument April 8, 2004, and the parties are still filing written briefs in the appeal of the statute of limitations issue.

        Neither GTA nor any of our affiliates is a party to this lawsuit, however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower's willingness and ability to (i) make any future participating mortgage payments to us (the borrower has not made any such payments to us since October 1, 2001), or (ii) enter into a settlement agreement with us regarding its participating mortgage default on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort and thereby impairs the value of the collateral which secures the participating loan we hold as the lender.

Other Litigation

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated in the Circuit Court of Miller County, Missouri by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs' time to appeal the April 20, 2002 order granting our motions for summary judgment had not yet begun to run. Although the plaintiffs' attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this had apparently not come to pass. Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P. On May 12, 2003, the Court entered a judgment that disposed of all outstanding claims in the lawsuit. On June 10, 2003 Plaintiffs filed a Notice of Appeal of the ruling in favor of Golf Trust of America, L.P. on its Motion for Summary Judgment. In late September 2003 the court of appeals determined that the owners of one of the lots covered by LOCI and Everett's lien file a counterclaim against LOCI that never has been disposed of. Although the counterclaim was filed in November 1999, the owners did nothing further on the counterclaim and it apparently was forgotten. Because this counterclaim has not been disposed of, the counterclaim prevents the trial court's decision in favor of us from being final and appealable. As a result, the appeal was dismissed on October 7, 2003. LOCI and Everett have filed another appeal of the trial judge's decision in favor of us. They are now required to file with the court of appeals the record on appeal which is due by March 25, 2004. There will be several filing requirements following the filing of the record on appeal if that occurs by March 25, 2004; therefore, it is too early to know when a final decision will be made by the court of appeals. At this time we are unable to assess the likely outcome of this litigation.

Routine Litigation

        In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Our participating leases provided that each lessee is responsible for claims based on personal injury and property damage at the golf courses which are leased and require each lessee to maintain insurance for such purposes. Since we are now the operator of our remaining golf courses, except Innisbrook, we maintain insurance for these purposes. We are not currently subject to any claims of this sort that we deem to be material and we no longer have any pending participating leases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on November 17, 2003. The only matter voted upon at the meeting was the selection of two directors to serve until the 2006 annual meeting of stockholders. The stockholders voted to re-elect Mr. Fred W. Reams and Mr. Edward L. Wax to the board of directors as follows:

Director	Shares Cast For	Authority Withheld
Mr. Fred W. Reams	6,030,301	1,141,302
Mr. Edward L. Wax	6,030,301	1,141,302

        There were no broker non-votes.

        In addition to the re-elected directors above, the following directors will continue in office:

Name	Term Expires
Mr. Scott D. Peters	2004
Mr. Roy C. Chapman	2004
Mr. W. Bradley Blair, II	2005
Mr. Raymond V. Jones	2005

Deadlines for Submitting Stockholder Proposals for our 2004 Annual Meeting

        We recently decided to delay the date of our next annual meeting until November 19, 2004. Any stockholder who meets the requirements of the proxy rules under the Securities Exchange Act of 1934 may submit proposals to be considered for inclusion in the proxy statement we will mail to our stockholders in connection with our 2004 annual meeting of stockholders. Any such proposal must be submitted in writing by notice delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401. Any such notice must be received by Tuesday, June 22, 2004 (which is 120 days prior to the anniversary of the mailing of our proxy statement for last year's annual meeting, which was also held in November).

        Stockholders wishing to present a proposal at the 2004 annual meeting of stockholders, but not wishing to submit such proposal for inclusion in the proxy statement, must provide us written notice between Tuesday, July 20, 2004 and Thursday, August 19, 2004, inclusive (which are 120 days and 90 days, respectively, prior to the anniversary of last year's annual meeting). Any proposal received outside such period shall be considered untimely. Such written notice must be delivered or mailed by first-class United States mail, postage prepaid to the Secretary of Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401. The proposal must set forth the name and address of the stockholder, the text to be introduced, the number of shares held and the date of their acquisition, and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the meeting may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is listed on the American Stock Exchange under the symbol "GTA." Since our inception, we completed two underwritten public offerings.

        On March 22, 2004, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $2.29 per share.

        The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares
			Dividends per common share
	High	Low
2002:
First Quarter	$6.45	$4.42	—
Second Quarter	5.61	3.13	—
Third Quarter	3.34	1.31	—
Fourth Quarter	1.40	.93	—
2003:
First Quarter	2.70	1.35	—
Second Quarter	3.32	2.14	—
Third Quarter	3.34	2.98	—
Fourth Quarter	3.43	2.23	—
2004:
First Quarter (through March 22, 2004)	2.80	2.20	—

Stockholder and OP Unitholder Information

        On March 22, 2004, we had 7,884,943 shares of common stock outstanding. As of March 22, 2004, those shares were held of record by 82 registered holders and by an estimated 2,500 beneficial owners. On March 22, 2004, we had outstanding 800,000 shares of our Series A preferred stock, all of which were held of record by a single holder.

        As a result of our UPREIT structure, our subsidiaries hold one OP unit in our operating partnership for each of our outstanding shares of common and preferred stock. On March 22, 2004, we had an additional 35,794 common OP units outstanding (excluding the 7,884,943 common OP units held by our subsidiaries), which were held of record by one limited partner. On that date we did not have any preferred OP units outstanding (excluding the preferred OP units held by our subsidiary).

Dividends

        We do not expect to pay any further dividends to our common stockholders until we have completely redeemed our preferred stock.

        In connection with the approval of the plan of liquidation, we agreed with our preferred stock holder that we will not pay any further common dividends without its consent until its preferred stock is redeemed, and distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our golf courses.

        We did not make any distributions for the year ended December 31, 2003.

Recent Sales of Unregistered Securities

        Under our operating partnership agreement, each of the limited partners (other than GTA LP), generally has the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. As of December 31, 2003, we only have one remaining limited partner. This partner did not exercise its redemption right in 2003 so we did not issue any shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The consolidated selected financial data set forth below presents the consolidated financial results of GTA, our operating partnership and our subsidiaries and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the related notes, included in this annual report. The consolidated operating information set forth below for the three years ended December 31, 2003 and the consolidated balance sheet data as of December 31, 2003 and 2002, are derived from and qualified by reference to our audited financial statements included in this annual report. The consolidated operating information set forth below for the years ended December 31, 2000 and 1999, and the consolidated balance sheet data as of December 31, 2001, 2000 and 1999 are derived from and qualified by reference to our audited financial statements that are not included in this annual report. Additionally, the selected financial data for 2001 are presented separately for the period subsequent to adoption of the liquidation basis of accounting (May 23, 2001 to December 31, 2001) and prior to its adoption (January 1, 2001 to May 22, 2001) on the following page. Our historical results are not necessarily indicative of results for any future period.

				Going Concern Basis
	Liquidation Basis
					Year Ended December 31,
			Period May 23, 2001 to December 31, 2001	Period January 1, to May 22, 2001
	Year ended, December 31, 2003	Year ended, December 31, 2002
					2000	1999
	(all amounts in thousands, except per share amounts)
Consolidated Operating Information
Total revenue	$8,441	$20,429	$17,566	$20,263	$56,398	$55,777

Expenses:
Depreciation and amortization	—	—	—	—	18,294	17,299
General and administrative	2,215	3,632	4,003	5,631	7,843	6,098
Direct expenses from managed golf course operations	7,908	12,861	4,213	1,614	1,251	—
Costs associated w/pursuit of strategic alternatives and plan of liquidation	—	—	—	7,908	—	—
Interest income	(216)	(441)	(504)	(625)	(2,285)	(1,480)
Interest expense	1,329	5,379	6,822	7,920	18,816	15,603
Impairment loss	—	—	—	—	62,470	—
Loss (gain) on disposal of assets	—	—	—	(39)	—	—

Total expenses	11,236	21,431	14,534	22,409	106,389	37,520

Net income (loss) before minority interest	(2,795)	(1,002)	3,032	(2,146)	(49,991)	18,257

Income (loss) attributable to minority interest	—	—	—	(771)	(17,247)	7,026

Net income (loss) before adjustment to liquidation basis of accounting	(2,795)	(1,002)	3,032	(1,375)	(32,744)	11,231
Adjustment for liquidation basis of accounting	(16,686)	(8,557)	(36,109)	—	—	—

Net income (loss)	(19,481)	(9,559)	(33,077)	(1,375)	(32,744)	11,231
Preferred dividends	(2,139)	(1,850)	(1,388)	(462)	(1,850)	(1,383)
Dividends/distributions to common stock and operating partnership unit holders	—	—	(2,071)	—	—	—
Value of operating partnership units redeemed in sale of Golf Courses	—	(627)	(7,912)	—	—	—

Income (loss) attributable to common stockholders	—	—	—	$(1,837)	$(34,594)	$9,848

Net change in net assets available to holders of common stock and OP unit holders	$(21,620)	$(12,036)	$(44,448)	—	—	—

Earnings (loss) per common share:
Basic	—	—	—	$(0.20)	$(4.28)	$1.28

Diluted	—	—	—	$(0.20)	$(4.28)	$1.27

Weighted average common shares:
Basic	—	—	—	9,055	8,083	7,720

Diluted	—	—	—	9,055	8,083	7,734

Distribution declared per common share	—	—	$0.25	$0.25	$1.57	$1.76

Distribution paid per common share	—	—	$0.75	$0.50	$1.32	$1.76

Consolidated Cash Flow Information
Cash flows (used in) provided by operating activities	$(6,105)	$(4,553)	$3,015	1,837	$26,569	$24,467

Cash flows (used in) provided by investing activities	$67,719	$24,247	$105,517	$40,804	$(2,545)	$(14,490)

Cash flows used in financing activities	$(69,003)	$(26,466)	$(101,072)	$(39,797)	$(23,471)	$(7,963)

Consolidated Supplemental Information
Weighted average common shares and OP units	—	—	—	12,703	12,903	12,990

	Liquidation Basis			Going Concern Basis
	December 31,
	2003	2002	2001	2000	1999
	(all amounts in thousands)
Consolidated Balance Sheet Information
Cash, receivables & other	$4,506	$12,793	$22,894	$24,531	$33,050
Net investments in golf courses	—	—	—	261,755	327,702
Mortgage note receivable	—	—	—	73,595	73,160
Real estate and mortgage note receivable—held for sale	57,042	143,963	175,267	—	—

Total assets	61,548	156,756	198,161	359,881	433,912

Mortgages and notes payable	—	69,003	95,469	224,750	223,085

Total liabilities	14,265	87,853	117,222	232,747	233,881

Minority interest	—	—	—	45,061	69,747

Preferred stock	20,000	20,000	20,000	20,000	20,000

Total stockholders' equity	—	—	—	82,073	130,284

Total liabilities and stockholders' equity	—	—	—	359,881	433,912

Total liabilities and preferred stock	34,265	107,853	137,222	—	—

Net assets available in liquidation	$27,283	$48,903	$60,939	$—	$—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following description of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this annual report.

        The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements, particularly those pertaining to the Innisbrook Resort, because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. We undertake no obligation to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," below, which you should review carefully.

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

        Real estate held for sale includes the real estate pledged as collateral under our participating mortgage note receivable ("the Resort") and the five golf courses (four properties) that we own and manage. As of December 31, 2003, the valuation of the Resort is based on an asset study prepared by third-party experts in October 2003 that included a then estimate of the market value of the Resort's real estate, an estimate of the fair market value of the Resort's furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Resort's identified contractual and non-contractual but indentifiable intangible assets. The valuations of our five golf courses are based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property and on the property value ranges.

        An adjustment of $16,686,000 is included in the December 31, 2003 consolidated statement of changes in net assets (liquidation basis) to reflect the following:

  •
  a $16,612,000 write-down of certain golf course assets, namely Innisbrook;

  •
  approximately $17,000 in capital expenditure replacements at our golf courses;

  •
  a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged common stock that serves as collateral for these loans compared to the value at the time the shares were pledged, which was $8 per share); and

  •
  offset by a net gain of approximately $441,000 in the aggregate on the sales of certain golf course assets.

        There were no other adjustments as a result of our applying the liquidation basis of accounting for the twelve months ended December 31, 2003; however, due to the continued uncertainty of the golf course sales environment and the related uncertainty regarding the time that it will take to liquidate our remaining assets and wrap-up the operations of our company, we recorded approximately $1,088,000 in legal settlement and legal fee insurance reimbursements that we received as an off-set to legal expenses incurred during the year.

        The net assets represent the assets available to our common stockholders and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at March 22, 2004 is 7,920,737 (which includes 35,794 OP units). Of this amount, 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Innisbrook Resort are pledged as collateral to us under a participating mortgage wherein our counter-parties are in default.

        The net assets at December 31, 2003 result in a liquidation distribution per share of $3.65, which is below the low end of the Updated 2003 Range of $4.74. The $3.65 is based on the net assets at a particular point in time (i.e., December 31, 2003) and does not take account of our corporate overhead expenses or the potential Resort overhead expenses which we expect will arise in the event that we assume ownership of the Resort during our anticipated holding period, but such corporate expenses will impact our ultimate liquidating distributions to our holders of common stock. The $3.65 also does not take account of any positive operating cash flows that may be realized from any of our golf course assets, including the potential positive cash flows that may be realized from the Resort in the event we assume ownership thereof which will also impact our liquidating distributions to our holders of common stock. The $3.65 is derived by dividing the net assets of $27,283,000 less loans to officers of $758,000 by the number of shares of common stock and common operating partnership units outstanding (7,921,000 less 650,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 649,795 (rounded to 650,000), described as follows (i) 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Resort and pledged to us as collateral under the participating mortgage, (ii) 199,415 shares of common stock pledged to us as security for the payment of our executive officers' promissory notes, and (iii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Application of Critical Accounting Policies

Liquidation Basis of Accounting

        As a result of our board of directors' adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Real estate held for sale includes the real estate pledged as collateral under our participating mortgage note receivable ("the Resort") and the five golf courses (four properties) that we own and manage. Our most significant estimate is the fair value of our interest in the Innisbrook Resort, which was determined as previously described under Item 1 under the heading "Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort". The valuation of our four other properties is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

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

        The valuation of real estate held for sale as of December 31, 2003 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Innisbrook Resort.

        We hold a participating mortgage, as the first lender, secured by the Innisbrook Resort. The borrower is in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books prior to September 30, 2003, was $60 million.

This value was toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey's orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). The March 2003 valuation range assumes, among other things, that we will acquire direct ownership of the Resort and that the Resort will successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender's mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). As previously described in Item 1 of this annual report, based on current facts and circumstances, we recorded a write-down to the Resort's value of $15,760,000 in the three months ended September 30, 2003 and the value of our lender's mortgage interest in the Innisbrook Resort is now recorded at $44.2 million on our balance sheet.

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

        Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at December 31, 2003 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

Results of Operations

        Upon stockholders' approval of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between the results of operations for fiscal years in which we used a single accounting basis—namely 2003 and 2002 (liquidation basis)—and the calendar year 2001, which is comprised of combined fiscal periods in which we used different bases—namely January 1, 2001 to May 22, 2001 (going concern basis) and May 23, 2001 to December 31, 2001 (liquidation basis). Although direct comparisons between these calendar years are presented below, as required by the rules of the SEC, we caution readers to keep the changed accounting basis in mind when reviewing the following comparisons.

Results of operations for the years ended December 31, 2003 and 2002

        For the years ended December 31, 2003 and 2002, we recognized $8,441,000 and $20,429,000, respectively, in revenue from the operations of the golf courses that we manage and the participating leases that were formerly in place. The decrease in revenues of $11,988,000, or 59%, is due to lost rental revenue of approximately $5,556,000 from 3.5 of the 4.5 golf courses that were sold in January 2003 and 1.5 of the 5.0 golf courses that were sold in 2002 together with the lost operating revenue from golf courses that we managed and subsequently sold in April and June 2003 (2.5 golf courses). Revenue from the operations of the 8.5 golf courses that we managed (3.5 of which were sold during this period) totaled $7,989,000 during the year ended December 31, 2003. For the same period in 2002, we managed 12.0 golf courses (8.5 of which were also managed for at least a portion of this period in 2003 and 3.5 of which were sold in July 2002) and recorded $13,360,000 in revenue from managed golf course operations.

        Expenses totaled $10,123,000 and $16,493,000 for the year ended December 31, 2003 and 2002, respectively. The period over period decrease was $6,370,000, or 39%, of which $4,953,000 represents the difference between the direct operating expenses of $7,908,000, in the aggregate, from the 8.5 golf courses that we managed (for varying periods of time) during the year ended December 31, 2003 compared to $12,861,000 in direct operating expenses of the 12.0 golf courses that we managed (for varying periods of time) during the year ended December 31, 2002. The net operating income for the managed courses for the year ended December 31, 2003 and 2002 was $81,000 and $499,000, respectively. Of the 8.5 golf courses that we managed during 2003, we managed 3.0 of these golf courses for the entire year in both 2003 and 2002. In the aggregate, these three golf courses experienced losses for both the year ended December 31, 2003 and 2002, with an increase in the aggregate loss of $110,000 for 2003 compared to 2002. One of these golf courses is located in Belen, New Mexico and has been unprofitable largely due to the fact that it is a semi-private country club where dues and membership levels have decreased due to competition and the economic recession while operating expenses such as wages, insurance and utilities have increased. The other two golf courses are located in the Orlando market which has been particularly hard hit with the slump in the demand for golf and the fierce competition which has resulted in a decrease in golf round rates in order to stay competitive. Subsequent to the period ended May 22, 2001 (the date of our stockholders' approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation. Therefore, the majority of our expenses incurred in the year ended December 31, 2003 and 2002, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the year ended December 31, 2003 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $2,215,000. Of this amount, approximately $1,226,000, or 55%, was salaries and benefits, $360,000, or 16%, was general counsel legal fees not specifically related to the plan of liquidation, $159,000, or 7%, was shareholder service related fees and expenses such as board fees and the remaining $470,000, or 22%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses. Pursuant to our plan of liquidation we will be implementing further staff reductions as we continue to liquidate our assets. This compares to general and administrative expenses of $3,634,000 incurred during the same period in 2002. Of this amount for the year ended December 31, 2002, approximately $1,594,000, or 44%, was salaries and benefits, $612,000, or 17%, was general counsel legal fees not specifically related to the plan of liquidation, $205,000, or 6%, was shareholder service related fees and expenses such as board fees and the remaining $1,223,000, or 34%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses.

        For the year ended December 31, 2003, interest expense was $1,329,000 compared to $5,379,000 for the year ended December 31, 2002. The decrease of $4,050,000 is primarily due to the fact that we paid in full the outstanding balance under our credit facility on June 19, 2003.

        We accrued quarterly preferred dividends totaling $2,139,000 and $1,850,000 in the aggregate for the years ended December 31, 2003 and 2002, respectively.

        Primarily due to the adjustment to the liquidation basis of accounting, described above, of $16,686,000, along with the lost operating revenue of $5,371,000 from golf courses that we managed and subsequently sold and the lost rental revenue from the participating leases of $6,617,000, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($21,620,000). This compares to a net change in net assets available to holders of common stock and OP unit holders of ($12,036,000) for the year ended December 31, 2002 which was primarily due to the adjustment for liquidation basis of accounting recorded for that year of $8,557,000 and $5,379,000 in additional interest expense paid.

Results of operations for the year ended December 31, 2002 compared to the combined periods ended December 31, 2001

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

Liquidity and Capital Resources

        Our ability to meet our obligations in the near term is contingent upon our ability to sell our remaining four properties (except Innisbrook), to realize positive operating cash flow from the golf courses that we manage, to realize positive operating cash flows from Innisbrook (upon and assuming we take control thereof), or secure short-term financing (which has occurred). Currently, our only sources of cash flow are the monthly interest income we receive on a note receivable and a negligible distribution of net operating income from the four golf courses we own and manage; therefore, on March 18, 2004, we entered into a loan agreement and related mortgage (which are filed as exhibits 10.22.1 and 10.22.2 hereto) with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of .25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage (filed as exhibit 10.22.2 hereto) of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of March 22, 2004 is approximately $1,090,000. The initial draw resulting in this outstanding balance includes estimated amounts for working capital needs and closing costs, such as documentary stamp taxes that will be due upon the expected closing of the global settlement for the Innisbrook Resort. Additional draw requests are permitted monthly on the first day of each month commencing with May 1, 2004.

        We currently estimate that if we are able to sell our remaining assets as planned and we are able to maintain the revolving line of credit to address our cash needs between asset sales we will be able to pay our obligations pursuant to the plan of liquidation, however, there can be no assurances of the outcome of such plan or the accuracy of our estimates.

Years ended December 31, 2003 and 2002

        Aggregate Series A preferred stock dividends accrued, until July 21, 2003, at a rate of $462,500 per quarter. Subsequent to July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2003, we have accrued and not paid ten quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 19, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends; however, AEW did not exercise this right.

        Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our shareholders' adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which would reduce our cash available for liquidating distributions to common stockholders. We intend to continue to accrue such dividends and the preferred shares shall remain outstanding until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

Years ended December 31, 2003 and 2002

        Cash flow used in operating activities for the year ended December 31, 2003 was $6,105,000 compared to cash flow used in operating activities for the year ended December 31, 2002 of $4,553,000. The cash fluctuations related to operating activities included payments paid from and interest received on restricted cash, liquidation liability payments and adjustments, and working capital changes. Cash flow from operations decreased in both years ended December 31, 2003 and 2002 respectively. The decrease in cash flows from operating activities for the year ended December 31, 2003 was primarily due to the lost revenue, either from rents or direct revenue from operations, from the 5.0 golf courses sold in 2002, 4.5 golf courses sold in January of 2003 (Eagle Ridge), and the 1.0 golf course (Sandpiper) sold in June of 2003. Also affecting cash flow from operations were changes in other assets and liquidation liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and, subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2002 is primarily due to milestone payments paid to our executive officers aggregating approximately $2,691,000 ($2,526,000 paid upon the repayment of our credit facility and $165,000 paid to our chief financial officer pursuant to his fourth amended and restated employment agreement) and due to professional fees incurred in connection with our plan of liquidation.

        We invested approximately $160,000 in golf course capital expenditures at the golf courses that we managed during the year ended December 31, 2003 compared to $2,123,000 in the year ended December 31, 2002, primarily at Eagle Ridge. In addition, our investing activities in 2003 provided $67,767,000 in cash flow from the sale of 7.0 golf courses compared to $22,144,000 in cash flow from the sale of 5.0 golf courses in 2002. Additionally, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases. During the year ended December 31, 2002 we received the pay-off of the note receivable by the borrower on the land parcel near the Sandpiper Golf Course that matured on June 2, 2002.

        During the year ended December 31, 2003, we used $69,003,000 from asset sales to pay down our outstanding debt under our credit agreement, which was paid in full and retired with our last payment on June 19, 2003. During the year ended December 31, 2002, our financing activities netted to a use of cash of approximately $26,466,000 which represents repayments of our outstanding debt under our credit agreement.

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

Off Balance Sheet Arrangements

Generally

        As of December 31, 2003, we have no unconsolidated subsidiaries.

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

        We have guaranteed an equipment operating lease for the Innisbrook Resort (with a maximum exposure of $145,000). This is an operating lease with monthly payments of $3,033 per month that expires in 2007. We have also guaranteed a second equipment operating lease for the Innisbrook Resort (with a maximum exposure of $162,000). This is an operating lease with monthly payments of $3,246 that expires in 2007.

Innisbrook Resort Financial Performance

        We believe one of our most valuable assets at this point in time is our interest as the lender in the participating mortgage secured by the Innisbrook Resort. The third-party borrower is in default under the mortgage. We are engaged in discussions to obtain ownership of the Innisbrook Resort, together with the business and assets of the Resort's owner, Golf Hosts Resorts (and its various related parties associated with operations at the Innisbrook Resort). The consolidated financial results of these entities are discussed below. Upon the closing of any such transaction, we expect to include these newly acquired subsidiaries within our consolidated financial reporting group.

        Even though we have not yet obtained ownership of the Innisbrook Resort, the asset study prepared by third-party experts in October 2003 included a then estimate of the market value of the Resort's real estate, an estimate of the fair market value of the Resort's furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Resort's identified contractual intangible assets. At our request, this study was expanded to include an estimate of the fair value of the Resort's non-contractual but identifiable intangible items. The estimate of the fair market value of each of these asset groups was based on facts and circumstances known to us as of October 2003. Accordingly, these estimates could change (and they could change in materially adverse ways) based on changes in events and circumstances. As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Resort and, correspondingly, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject. We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed above. See "Application of Critical Accounting Policies."

        We expect to assume ownership at the Innisbrook Resort in the near term subject to the newly negotiated Westin and Troon management agreements. Specific to 2003, industry demand during the first quarter of 2003 (the peak season for the Resort) was adversely affected by several factors, including the pending war with Iraq, the elevated travel alerts and the outbreak of Severe Acute Respiratory Syndrome, or SARS. These factors continued to affect the lodging industry during the second quarter as well with a slight improvement in the latter half of the year. While the economy in general appears to be slowly rebounding, the Resort continues to be impacted by effects of the economic recession and increased competition. It appears that corporate meeting planners are booking in shorter booking windows (now booking 45-90 days from date of stay where historically it had been 6-12 months prior to date of stay with some windows even wider) and may currently be more focused on planning around convenience for their corporate traveler and maximizing meeting time by selecting meeting locations which provide the least travel inconveniences (given the new security guidelines enacted in response to terrorist activity and threats), for their attendees (i.e. locations in cities that are hubs for major airlines which eliminate or reduce the cost of connections and, correspondingly, travel time). Also, recreation and social aspects of the corporate travel budgets have not yet been restored to historical levels, which results in less food and beverage and golf revenue from corporate group clients.

As a result of what appear to be changes in recent purchasing patterns, Innisbrook room and golf bookings were below Westin's anticipated levels for 2002 and 2003. Therefore, we currently do not expect to see any marked improvement until the latter half of 2004 or possibly 2005 for the reasons earlier discussed.

        Based solely upon the unaudited financial results submitted to us by Golf Hosts, the Resort reported a net operating loss for both 2003 and 2002. The net operating loss for the years ended December 31, 2003 and 2002 was approximately $3,198,000 and $77,000, respectively. During the year ended December 31, 2003, gross revenues declined approximately $1,722,000, or 4.3%, from the prior year. Room nights for the year declined by 3,796, or 4.2%, while the average room rate increased by $1.57 per room night, or 1.2%. The combined reduction in room nights and an overall increase in average per room night spending at the Resort of $1.57, or 0.4%, resulted in the net reduction of gross revenues noted above. Total operating expenses before depreciation and amortization increased by approximately $1,062,000, or 2.9%, for the year ended December 31, 2003 compared to the prior year. In addition, depreciation, amortization, and income/loss on asset held for sale increased in the aggregate amount of approximately $337,000.

        According to our borrower at the Innisbrook Resort, in all operational areas of the Innisbrook Resort, utilization of the available amenities by the Resort's customers was markedly reduced. In addition to the reduction of the room nights noted above, rounds of golf and food and beverage covers served also declined. (The term "cover" is used in measuring quantity and/or utilization within the food and beverage function. Similar to a "round" of golf, a food and beverage "cover" refers to a plate or meal served to a single diner.) Golf rounds decreased by 6,958 from 109,173 rounds in 2002 to 102,215 rounds in 2003, or 6.4%, while actual gross revenues associated with the rounds played increased by $0.78 per round, or 0.7%. These differences in rounds sold and spending changes produced a reduction in golf revenue of approximately $655,000, or 5.7%, as compared to the prior year. Food and beverage covers served for the twelve months ended December 31, 2003 were 437,174 as compared to 425,692 for the same twelve months of the prior year. While the covers served increased by 11,482, actual spending related to these covers on a per cover basis decreased by $0.98, or 3.7%, from the prior year. The net effect of the increased covers sold and the decreased spending per cover was a reduction in Food and Beverage revenue of approximately $122,000, or 1.1%.

        These results are unaudited and are provided by our borrower and not generated internally by us. Accordingly, we can provide no assurance as to the accuracy of these financial results.

Contractual Obligations, Contingent Liabilities and Commitments

  Contractual Obligation Table

        The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on the liquidity and cash flows of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,201	$1,982	$219	$—	$—
Liquor license note payable (applies to a certain managed golf course)(1)	128	3	—	125	—
Operating lease agreements at the managed golf courses	1,138	369	548	221	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	21	12	6	3	—
Lease agreements for corporate office	29	29	—	—	—

Total	$3,517	$2,395	$773	$349	$—

(1)
included in accounts payable on the statement of net assets in liquidation.

        Each type of contractual obligation listed in the table is discussed in more detail below.

        Employment Agreements.    Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which was effective August 29, 2003, twenty-five percent of the remaining earned milestone payment, $165,230 plus accrued interest, was paid to him on September 30, 2003 and a payment of twenty-five percent of the remaining earned milestone payment plus accrued interest will be paid to him upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining fifty percent of the remaining earned milestone payment, plus accrued interest, shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest is accruing on the unpaid portion of Mr. Peters' remaining earned milestone payment at five percent (5%) per annum. Our chief executive officer, Mr. Blair, is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our then applicable credit facility. Such payment will be made in due course; no outstanding conditions to payment exist. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above performance milestone payments that we have made. In addition, we have severance obligations to other employees aggregating $540,000 which have been provided for in the liquidation accruals.

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair's and 55,625 of Mr. Peters') shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2003 and 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $497,000 and $400,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2003 and 2002, respectively. Subsequently, as a result of a letter agreement that we entered into with Mr. Blair on March 22, 2004 (filed as Exhibit 10.16.3 hereto), Mr. Blair agreed to, among other things, irrevocably assign to us the shares of GTA common stock which secured the above-mentioned non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,319.95) and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible).

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

        Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses.    In the normal course of operating the golf courses that we manage, we have entered into contracts for services such as advertising, waste management, equipment maintenance, software support, etc. The terms of these contracts range from 12 to 24 months and in certain cases with renewal options annually.

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

        Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2003, we have accrued and not paid ten quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends; however, AEW did not exercise this right.

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

        Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our stockholders' adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders; however, this reduction in available funds for liquidating distributions has already been taken into account in the Updated 2003 Range. We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the Series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as our executives' salaries) automatically adjust for inflation, some of our rights are similarly indexed. For example, our participating mortgage interest as lender at the Innisbrook Resort provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default and not meeting any of its obligations as they accrue) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

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

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        In our most recent annual report on Form 10-K filed on March 31, 2003, we reported an updated projected range of liquidating distributions to common stockholders and an updated projection as to when liquidating distributions to common stock holders might commence. We refer to these projections as our Updated 2003 Range. Our then expectations about the amount of liquidating distributions we will make and when we will make them are based on many factors, including input from our financial advisors and our then estimates and assumptions. We face the risk that actual events might prove to be less favorable than those estimates and assumptions. Several important factors that could cause such a difference are described below. Although we have attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and perhaps substantially so. As a result, the actual amount of liquidating distributions we pay to our common stockholders might be substantially below our Updated 2003 Range of projected liquidating distributions. We also face the risk that the underestimation of the effects of these risks could result in no liquidating distributions to shareholders. Any liquidating distributions that are available might be paid substantially later than historically projected. Factors that could cause actual payments to be later or lower than the updated 2003 Range include the matters discussed below.

        We have recorded the value of our golf courses and our participating mortgage (discussed in detail in the earlier section titled "Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort") at our current best estimates of fair value. However, at the present time we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. Subject to the following caveats, we do, however, believe that it may be possible to do so in future periods as the quality and reliability of information necessary to make reliable estimates of cash flow and, correspondingly, value become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

        Among other reasons, we do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidating period because we have not been able to obtain sufficiently static financial data with respect to the Resort's performance which is necessary to establish a reliable valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

  •
  the fact that we have not been able to obtain accurate forecasts from Westin due to the recent difficulty that Westin has been facing in trying to accurately forecast operating performance including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace. According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

  •
  the fact that the financial performance at the Resort has not begun to realize any positive impact from the economic rebound that has begun and that the Resort presently seems to be experiencing a modest downward trend, which is somewhat contrary to recent industry trends. Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Resort's current trend and to realize the modest recovery currently being seen in the industry;

  •
  the fact that since the Resort is managed by a third-party management company, we do not presently have control and have only limited influence in the management or performance at the Resort; and that fact will not change after we take title to the Resort, whether pursuant to a global settlement or a foreclosure of our loan, because the loan and its attributes including the collateral interest in the real estate are effectively subordinate to the management agreement with Westin;

  •
  the fact that the global settlement related to the pending disputes with (i) our borrower in default, and (ii) the Resort manager Westin, have not been financially resolved or finally concluded, even though we contemplate the resolution thereof in the relatively near term;

  •
  the fact that the litigation between our borrower and the homeowners association at the Resort (of which we are not a party) continues to cloud the future of the Resort from a valuation perspective, not withstanding periodic successes in the litigation by our borrower;

  •
  the fact of the threat of litigation with our borrower and/or Westin or the timing of our closing on the global settlement, creates uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which is used as a competitive advantage by our competitors when marketing their resort against the Resort;

  •
  the fact that we have not as yet received any firm offers from third-parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort, and

  •
  the fact of continued threats of terrorism and their impact on the travel and lodging industry.

        As a result of the foregoing, at the present time, we will refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods if the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value becomes more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

        You should not assume that the liquidating distributions have not declined perhaps in material amounts, from the historical projections earlier provided.

  Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and derivative litigation being filed against companies such as ours. We became involved in this type of litigation in connection with our plan of liquidation (and the transactions associated with it) in a legal action we refer to as the Crossley litigation. During the second quarter, the Crossely claim was dismissed with prejudice on our motion for summary judgment, which means that the law suit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could appeal the dismissal. We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff. Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us. Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such litigation, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

  Golf Host Resorts, Inc., the borrower under our $79 million participating mortgage on the Innisbrook Resort, has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation among others. Consequently the current resale value of our lender's interest in the participating mortgage is impaired. If we are unable to resolve the borrower's continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or prevented by court order and/or diminished by the pending litigation.

        We are the lender under a $79 million original balance participating loan secured by a mortgage on the Innisbrook Resort, near Tampa, Florida. The Innisbrook Resort consists of rental condominiums and conference facilities, currently managed by Westin Hotel Company, and four upscale golf courses, currently managed by Troon Golf. Westin and Troon are affiliated with Starwood Hotels & Resorts. The borrower, Golf Host Resorts, Inc., owns the Resort, other than the separately-owned condominium units. Our first priority mortgage extends to all real property at the Innisbrook Resort, other than the separately owned condominium units. A majority of the condominium unit owners participate in a rental pool whereby their condominium units are made available as hotel rooms to guests of the resort. Some of the condominium owners have initiated a legal action against the borrower regarding its management of the rental pool.

        Currently, the borrower is in monetary default due to its failure, commencing on November 1, 2001, to make base interest payments to us. We may in the future determine that additional non-monetary defaults exist. We delivered a legal notice to the borrower on March 8, 2002, accelerating the entire amount of the participating mortgage as a result of the borrower's default. We also sent a legal notice to Westin Hotel Company on March 8, 2002, asserting that Westin failed to comply with the terms of a subordination agreement between us and Westin, which Westin has contested, and we are attempting to negotiate a resolution of our dispute with Westin. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin's management agreement with the borrower and our subordination agreement with Westin. Any litigation might be expensive and time-consuming. We are negotiating with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. In a negotiated resolution, we might agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners' legal action against the borrower and the advances under the Westin guarantee. If we agree to assume some of the borrower's liabilities, if any, to the condominium owners (or other contingent liabilities), we will face the risk that our ultimate liability might be greater than we expected. In that case, a large verdict against us (or other contingent payout) would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

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

        We are seeking to conclude a negotiated resolution with the borrower as early as possible in 2004 whereby the borrower's interest in the Innisbrook Resort would be transferred to us or one of our affiliates. However, we can provide no assurance of a resolution, of the terms of any resolution, or the timing thereof.

  Our estimate of the Innisbrook Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Innisbrook Resort for an amount less than our current estimate of its fair value, which would reduce our liquidating distributions to common stockholders.

        Our estimate of the fair value of our participating mortgage interest in the Innisbrook Resort, as recorded on our books at September 30, 2003, is $44.2 million, which is lower than the $60 million valuation recorded in prior periods. If there were no other changes to the basis for our Updated 2003 Range (and we cannot assure that fact or result), this change in the valuation of Innisbrook would cause the Updated 2003 Range to shift lower by $1.90. Although we have not yet obtained ownership of the Innisbrook Resort, as previously disclosed, we have based our calculation of the mortgage's liquidation value on an estimate of the future going-concern value of the Resort's operations on the assumption that we will take possession of the Resort (subject to an amended management contract with Westin) and hold the property until the Resort's operating revenues realize a modest recovery. The currently contemplated holding period, as determined by our board, extends to the end of 2005. In October 2003, we received from the Resort's operator, Westin, an updated forecast of the net cash flow expected to be generated by the Innisbrook Resort in the fourth quarter 2003 and for the year 2004. Westin's updated forecast was materially less favorable than Westin's earlier forecasts for the same periods, which were among the factors considered by our management when arriving at the prior valuation. The decline in the Westin forecast resulted primarily from fewer than anticipated group bookings in the fourth quarter and the assumption that this trend would continue into 2004. In response to Westin's forecast and our inquiries into Westin's budget methodologies and the basis for Westin's projections, as of September 30, 2003, we revised our estimate of the Resort's fair value at the end of the holding period to $44.2 million. This new valuation is above the low end of the valuation range for the Innisbrook asset under the "forced liquidation" scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses (as described in more detail in our annual report on Form 10-K filed on March 31, 2003). We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed in Part II, Item 7 of this annual report, under the caption "Application of Critical Accounting Policies."

        As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Innisbrook Resort, and correspondingly, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

        We do not rule out the possibility that we might decide to sell our lender's interest in the Innisbrook Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if the offered amount is less than $44.2 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, factors or outcomes might cause our board to cease pursuing the "orderly liquidation" strategy in favor of an immediate sale. It is also possible that our board might decide to extend the currently contemplated holding period of this asset past 2005 if our board determines that to do so would be in our stockholders' best interest in hope of realizing a better recovery on the asset after 2005. In any case, we face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and we might ultimately sell our interest in the Innisbrook Resort for less than our last estimates of its fair value. Accordingly, at some future date, our assessment of the asset's fair value may change, perhaps in a material adverse manner based on facts and circumstances at that time, and the asset may again be written-down.

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

        Further, in the case of our lender's interest in the participating mortgage, if the bankruptcy court were to determine that the value of the Innisbrook Resort is less than the principal balance of the participating mortgage, the court may reduce our amount of secured indebtedness to the then-current value of the resort. Such an action would make us a general unsecured creditor for the difference between the then-current value of the resort and the amount of the outstanding indebtedness. Unsecured creditors are less likely than secured creditors to recover all of the amounts owed to them by a bankrupt borrower. A bankruptcy court also may:

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

        Our ability to complete any golf course sales currently under contract (of which we have one), or subject to letters of intent (of which we do not have any as of the date of this filing), and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of W. Bradley Blair, II, who serves as our chief executive officer and president, and Scott D. Peters, who serves as our senior vice president and chief financial officer (who is currently on a reduced schedule), and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. We believe it is important that we retain at least one of these key executives in order potentially to achieve a relatively favorable settlement of our borrower's default under the participating mortgage. We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

        We face the risk that both of our key executives might resign. In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter, was the last remaining milestone under Mr. Blair's amended employment agreement, and his performance bonus is now due and payable by us. Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain with our company especially considering the reduction in their annual salaries. Following the disposition of our Sandpiper property in mid-2003 and the corresponding reduction in demands on Mr. Peters' time, the compensation committee of our board of directors determined that management should seek to negotiate a reduced time commitment and a reduced salary arrangement with Mr. Peters, and we entered into an amended and restated employment agreement with Mr. Peters on August 29, 2003. Under this amended and restated employment agreement, Mr. Peters is expected to devote a specified number of hours per calendar quarter to our company, representing a substantially reduced time commitment from Mr. Peters. Mr. Peters will continue to serve as our Senior Vice President, Secretary and Chief Financial Officer, as well as continuing to serve on our board of directors. Under the amended agreement, we will pay Mr. Peters a salary of $12,000 per quarter. To the extent that we require more of Mr. Peters' time, we will pay him on an hourly basis, up to a capped amount per diem. Additionally, under this agreement Mr. Peters, is not entitled to the balance of his remaining milestone payment until certain golf course sales thresholds are met, as earlier described. Unless terminated earlier by us or Mr. Peters, this arrangement will terminate on June 30, 2004. Additionally, on March 22, 2004, we entered into a letter agreement with Mr. Blair (filed as Exhibit 10.16.3 hereto) which, among other things, provides for Mr. Blair to receive a reduced base salary from us as of April 1, 2004, which is a result of an expected future reduction in the amount of time he is required to devote to our company and its business. As a result, effective April 1, 2004, Mr. Blair will receive seventy-five percent of his current base salary of $381,654.47, or $286,240.85. In addition, effective January 1, 2005, Mr. Blair will receive a further reduced annual base salary of $190,827.24, which is fifty percent of his current base salary.

        The resignation of Mr. Blair poses a relatively greater risk at this time in light of Mr. Peters' reduced time commitment to our company. If Mr. Blair were to resign, we would likely ask Mr. Peters' to increase his time commitment to our company or seek to hire a replacement. We face the risk that Mr. Peters might have made other commitments by that time and might be unwilling or unable to return to full time employment with our company. The cost to us of hiring a replacement would likely depend upon the experience and skills required of such an individual in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on our company and the liquidation at that time. If and when the issues surrounding Innisbrook (our last significant asset in liquidation) are resolved, our need for a full-time executive may be less significant.

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

        In addition to the four golf courses at the Resort, we have four other properties (or five eighteen-hole equivalent golf courses), one of which is currently subject to a sale agreement and the other three are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for the Innisbrook Resort and these other golf courses at amounts based on our estimates of their fair market values based on current indications of interest from potential buyers. However, we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 18, 2003 (on which our Updated 2003 Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion. Assumptions underlying our Updated 2003 Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive. For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

        As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Innisbrook Resort, and correspondingly, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

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

  Decreases in golf course values caused by economic recession and/or additional terrorist activity might reduce the amount for which we can sell our assets.

        The value of our interests in golf courses might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

  •
  adverse changes in the economy, prolonged recession and/or additional terrorist activity against the United States or our allies or other war-time activities might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators' revenues (particularly destination-resort golf course revenues) and diminishing the resale value of the affected golf courses;

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

        Before making the final liquidating distribution to common stockholders, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors'

and officers' liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of purchase. We have estimated such transaction costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions will be lower than we have historically projected, and perhaps in substantial amounts. As earlier discussed, we have not updated our projections.

  Our loss of REIT status exposes us to potential income tax liability in the future, which could lower the amount of our liquidating distributions.

        In order to maintain our historical qualification as a REIT, at least 95% of our annual gross income was required to be derived from real property rents, mortgage interest and a few other categories of income specified in the tax code, which importantly do not include income from golf course operations. Although we did not affirmatively intend to revoke our REIT status, business conditions required us to begin operating golf courses in 2000 and the percentage of our gross income supplied by such operations increased in 2001 and surpassed the 5% ceiling in 2002. Consequently, we did not meet the 95% gross income test in 2002. Failure to meet this test caused us to fail to qualify as a REIT for the year 2002, which will prevent us from re-qualifying for at least four years. Accordingly, we were then and are currently subject to federal income tax as a regular corporation.

        However, our operations resulted in a net operating loss for income tax purposes during 2002 and 2003. Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2002 and 2003. As of December 31, 2003, we believe we have sufficient net operating loss carryovers to offset any gains we might recognize through our liquidation. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. The resulting tax liabilities would reduce the amount of cash available for liquidating distributions.

  The holder of our Series A preferred stock might exercise its right to appoint two directors to our board of directors, which might result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholders.

        We entered into a voting agreement with the holder of our preferred stock, AEW Targeted Securities Fund, L.P., pursuant to which the holder agreed to vote in favor of the plan of liquidation. The voting agreement provided that if we failed to redeem the Series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem it. We received such a demand from the preferred stock holder on May 23, 2003, but we do not have enough cash available to redeem the preferred stock. Our default in making a timely redemption payment gives the preferred stock holder the right under the voting agreement to appoint two new directors to our board. Our charter also gives the preferred stock holder the right to elect two new directors if and when dividends on the Series A shares are over six quarters in arrears. Currently, dividends on the Series A shares are nine quarters in arrears. These director election rights are not cumulative, which means that the preferred stock holder may elect two, but not four, new directors. The current holder of the preferred stock, AEW Targeted Securities Fund, L.P., has informed us that it does not currently intend to exercise that right. However, we face the risk that it might decide to exercise such right in the future. The appointment of such directors to our board might reduce the efficiency of our board's decision-making or result in decisions that prejudice the economic interests of our common stock holders in favor of our preferred stock holder.

  Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

        At some point during our liquidation, as expressly permitted by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust and our corporate existence would terminate. The SEC has historically allowed liquidating trusts to stop filing quarterly reports on Form 10-Q and to file unaudited annual financial statements on Form 10-K. Accordingly, if the SEC were to grant similar relief to our successor liquidating trust we might realize substantial legal and auditing cost savings over the remainder of our liquidation, as well as general and administrative cost savings such as personnel costs, certain insurance costs, and printing and reporting costs of a publicly traded company, among others. However, the plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full or until which time as they consent to such a contribution.

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

  If we are not able to sell our remaining golf courses in a timely manner, we may experience severe liquidity problems, not be able to meet the demands of our creditors and, ultimately declare bankruptcy.

        Our ability to meet our financial obligations to our creditors is contingent upon our ability to sell our remaining four assets (including, ultimately the Innisbrook Resort). In the event we are not able to do so in a reasonable period of time and for reasonable amounts, we may experience severe liquidity problems, and not be able to meet the demands of our creditors in a timely manner. Subject to our liquidity through the Textron revolving line of credit, we may ultimately declare bankruptcy if we cannot meet our obligations to our creditors in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates. We did not have any outstanding debt at December 31, 2003; however, we obtained a revolving line of credit on March 18, 2004. The total outstanding debt, at March 22, 2004, subject to interest rate exposure is $1,090,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $2,726 annualized increase or decrease in interest expense and cash flows (see Note 9 to our Consolidated Financial Statements for additional debt information). Although our participating mortgage loan receivable is also floating rate such that the periodic interest rate payments we are entitled to receive are subject to interest rate volatility, the participating mortgage has been in default since late 2001 and we do not currently expect it ever to be fully paid according to its terms.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page 87.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH OUR CERTIFIED PUBLIC ACCOUNTANT

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including each of our president and chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

        As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer along with our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our president and chief executive officer along with our chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to December 31, 2003.

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

        In 2003, the board met eighteen times; the audit committee met twelve times; the compensation committee met one time; and the nominating committee met one time. Each of the directors either attended or participated by telephone in at least 75% of the total number of meetings of the board of directors and of the committees of the board of which he was a member.

        Set forth below is information about our current directors and executive officers:

Name	Age	Position	Year Elected to Board	Current Term Expires
W. Bradley Blair, II	60	Chief Executive Officer, President and Chairman of the Board of Directors	1997	2005
Scott D. Peters	46	Chief Financial Officer, Senior Vice President and Secretary	1999	2004
Roy C. Chapman(1)(2)(3)	63	Independent Director	1997	2004
Raymond V. Jones(2)	56	Independent Director	1997	2005
Fred W. Reams(1)(2)(3)	61	Independent Director	1997	2006
Edward L. Wax(1)(2)(3)	67	Independent Director	1997	2006

(1)
Nominating committee member

(2)
Audit committee member

(3)
Compensation committee member

Biographical Information

        W. Bradley Blair, II is our Chief Executive Officer, President, and Chairman of the board of directors. He has been an officer of our company since our initial public offering in 1997. From 1993 until our initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of Legends Group Ltd., Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

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

        Raymond V. Jones is an independent director. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before it went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit is a publicly-traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

        Scott D. Peters is our Chief Financial Officer, Senior Vice President and Secretary. He has been an officer of our company since our initial public offering in 1997. Mr. Peters was appointed by the Board to fill a vacancy created by a board member's resignation in late 1999. A stockholder vote confirmed Mr. Peter's appointment at the 2000 annual meeting and re-elected him to a three-year term at the 2001 annual meeting. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master-planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. Mr. Peters became a Certified Public Accountant and worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

        Fred W. Reams is an Independent Director. Since 1981 Mr. Reams has served as the Chairman or President of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. Reams Asset Management Company employs a staff of 45 persons and manages approximately $16 billion in assets. In addition, Mr. Reams served as President of the board of directors of the Otter Creek Golf Course from 1981 through 2003. Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

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

Committees

        Audit Committee.    The board of directors has established an audit committee now consisting of the four independent directors. Mr. Jones is currently the chairman of the audit committee. The audit committee's role is to make recommendations concerning the engagement of independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our internal accounting controls. The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements in this annual report with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. While financially literate under the applicable AMEX rules, the members of the audit committee are not professionally engaged in the practices of accounting or auditing. Members of the audit committee rely without independent verification on the information provided to them and on the representations made by management and BDO Seidman, LLP. Accordingly, the audit committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The audit committee's reviews, considerations and discussions do not assure that BDO Seidman's audit of our financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles or that our public accountants are in fact "independent."

        Audit Committee Financial Expert.    We have determined that Roy Chapman, a member of our audit committee, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Chapman is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

        Compensation Committee.    The board of directors has established a compensation committee to determine compensation, including previously determining awards under our stock incentive plans, for our officers. The compensation committee consists of three independent directors. The current chairman is Mr. Chapman.

        Nominating Committee.    The board of directors has established a nominating committee to nominate individuals for election to the board of directors. The nominating committee consists of three independent directors. The current chairman is Mr. Reams. The nominating committee will consider nominees recommended by security holders. (A stockholder wishing to recommend a nominee should contact our corporate secretary, Scott D. Peters at (843) 723-4653).

        Other Committees.    The board of directors may, from time to time, form other committees as circumstances warrant. Such committees will have such authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law.

Director Compensation

        We pay our independent directors fees for their services as directors. Independent directors receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically) and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director's fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. At the time of our initial public offering, and on the first four anniversaries of our initial public offering, our four independent directors received automatic annual grants of options to purchase 5,000 shares of our common stock at the stock's fair market value on the date of grant. Upon the fourth such grant, the shares available under our non-employee directors stock option plan were exhausted and the plan was not renewed. All outstanding directors' stock options are currently "out of the money."

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

        Based solely on a review of copies of those reports required by Section 16(a) and filed by or on behalf of our officers and directors or written representations that no such reports were required, we believe that during 2003 all of our officers and directors and stockholders owning greater that 10% of our common stock complied with all applicable Section 16(a) filing requirements.

Code of Ethics

        We have a written Code of Ethics, or Code, that applies to our chief executive officer and senior financial officers, including our chief financial officer and controller. In addition to the Code being available on our website, www.golftrust.com, we will provide a copy of the Code, without charge, upon written request to Investor Relations, 14 N. Adger's Wharf, Charleston SC 29401. If we change our Code in any material respect or waive any provision of the Code for any of our officers to whom it applies, we expect to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on our website or by other appropriate means as required or permitted under applicable rules of the SEC. We do not currently expect to make any such waivers.

ITEM 11. EXECUTIVE COMPENSATION

        We currently have two executive officers, Mr. Blair and Mr. Peters. The following table sets forth 2001, 2002 and 2003 annual and long-term compensation to our executive officers:

Summary Compensation Table

	Annual Compensation						Long Term Compensation(2)
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other annual compensation			Restricted Stock Awards	Securities Underlying Options
W. Bradley Blair, II Chief Executive Officer, President and Chairman of the Board	2003 2002 2001	$374,538 365,760 359,583	— — —	$ $	1,815,523 — 3,397,645	(2) (2)	— — —	— — —
Scott D. Peters Chief Financial Officer, Senior Vice President and Secretary	2003 2002 2001	$190,586 203,200 197,826	— — —		$1,156,680 — 1,544,039	(2) (2)	— — —	— — —

(1)
Amounts shown for all years exclude car allowances paid to Messrs. Blair and Peters in the amounts of $12,000 and $7,200 per year, respectively, except for 2003 when Mr. Peters received $5,400 instead of $7,200 pursuant to the terms of the fourth amended and restated employment agreement.

(2)
We entered into written employment agreements with W. Bradley Blair, II, and Scott D. Peters at the time of our initial public offering, which have each been amended and restated. As amended and restated on February 25, 2001, the employment agreements provide that when the stockholders adopted a plan of liquidation (which occurred on May 22, 2001), the executives became ineligible for further stock-based awards or compensation committee determined performance bonuses. Instead, the executives received retention bonuses upon the effective date of the amended employment agreements equal to $1,233,907 for Mr. Blair and $660,921 for Mr. Peters, as well as accelerated vesting of all previously granted stock-based compensation and became eligible for two additional bonuses upon the company's achievement of predefined performance milestones. Such acceleration occurred on February 25, 2001 and the retention bonus payments were made shortly thereafter. In addition, on February 25, 2001, as a result of the board's adoption of the plan of liquidation, all of our outstanding loans to our executives, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, were forgiven pursuant to the terms of their existing promissory notes, (see "Employment Agreements," below). Under the then existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. One fourth of the remaining earned milestone payment, $165,230 plus accrued interest, due to Mr. Peters was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement and one fourth of the remaining earned milestone payment plus accrued interest will be paid upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining one half of the remaining earned milestone payment plus accrued interest shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest is accruing on the unpaid portion of Mr. Peter's remaining earned milestone payment at 5% per annum. Mr. Blair is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our credit facility. Such payment will be made to

  Mr. Blair in due course; no outstanding conditions to payment exist. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above performance milestone payments that we have made.

Option Grants for Last Fiscal Year

        No stock options were granted to Mr. Blair or Mr. Peters or any such person in fiscal year 2003:

Option Exercises in 2003 and Year-End Option Values

        The following table shows that there were no option exercises during the fiscal year ended December 31, 2003 by any of our executive officers and it sets forth the exercisable and unexercisable options held by them as of December 31, 2003. The value of unexercised in-the-money options at December 31, 2003 is based on a value of $2.48 per share, the prior closing price of our common stock on the American Stock Exchange on December 31, 2003.

2003 Option Exercises and Year-End Holdings

			Number of Securities Underlying Unexercised Options at December 31, 2003
					Value of Unexercised In-The-Money Options at December 31, 2003(1)
Name	Shares Acquired on Exercise	Value Received
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Bradley Blair, II	—	—	640,000	—	—	—
Scott D. Peters	—	—	285,000	—	—	—

(1)
None of the options included in the table above were in-the-money on December 31, 2003.

Employment Agreements

        We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering, which have been amended and restated, most recently as of February 25, 2001, the day on which our board adopted the plan of liquidation. The amended and restated employment agreements of (i) Mr. Blair, as currently in effect, was filed as an exhibit to our Form 8-K, on March 12, 2001 and as amended by that certain letter agreement filed as exhibit 10.16.3 to this annual report, and (ii) Mr. Peters, as currently in effect, was filed as an exhibit to our Form 8-K, on October 9, 2003. In summary, they include the following provisions.

        Salary.    The February 25, 2001 amended employment agreement for Mr. Blair provides for an annual base salary of $360,000, with automatic annual cost of living increases based on the increase, if any, in the consumer price index. However, we recently entered into a letter agreement with Mr. Blair on March 22, 2004 (filed as Exhibit 10.16.3 hereto) which provides for Mr. Blair to received a reduced base salary from us as of April 1, 2004, which is a result of an expected future reduction in the amount of time he is required to devote to our company and its business. As a result, effective April 1, 2004, Mr. Blair will receive seventy-five percent of his current base salary of $381,654.47, or $286,240.85. In addition, effective January 1, 2005, Mr. Blair will receive a further reduced annual base salary of $190,827.24, which is fifty percent of his current base salary.

        In addition, the fourth amended and restated employment agreement for Mr. Peters provides for monthly compensation of $5,000 plus additional compensation at a rate of $150 per hour for hours worked that exceed eighty hours per quarter. Also, pursuant to this agreement, one fourth of the remaining earned milestone payment, $165,230 plus accrued interest, due to Mr. Peters was paid on September 30, 2003 and one fourth of the remaining earned milestone payment plus accrued interest will be paid upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining one half of the remaining earned milestone payment plus accrued interest shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest is accruing on the unpaid portion of Mr. Peters remaining earned milestone payment at five percent (5%) per annum.

        Bonuses.    Under the applicable amended employment agreements, the executives' eligibility for normal performance bonuses and stock-based awards terminated upon stockholders' approval of the plan of liquidation. Instead, the applicable amended employment contracts provide for the following bonuses: Retention Bonuses and Performance Milestone Bonuses, each as described below. The Retention Bonuses were agreed to in recognition of services rendered by the executives (including, without limitation, services rendered in assisting in the creation of the plan of liquidation, negotiating the agreements with Legends and our Series A preferred stock holder, and seeking to achieve resolutions of various issues with our lenders). Pursuant to their amended and restated employment agreements Messrs. Blair and Peters received cash Retention Bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services and pursuant to their amended and restated employment agreements, their options and restricted stock awards immediately vested in full at that time (however, all of the options are at the present time "out of the money"). Pursuant to the terms of the executives' existing promissory notes, which were not modified, the executives' debt to us, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, was automatically forgiven upon board adoption of the plan of liquidation on February 25, 2001. The amended and restated employment agreements also provide that Messrs. Blair and Peters will have earned and be entitled to payment of the additional cash Performance Milestone Bonuses shown below, upon our achievement of the stated milestones, both of which have been achieved:

	Payment*
Performance Milestone
	Blair	Peters
Stockholder approval of plan of liquidation (which has occurred) and repayment of all our debt** (which has occurred)	$1,645,210	$881,228
Later of (a) repayment of all our debt** (which has occurred) and (b) February 25, 2002, which is 12 months after board approval of the plan of liquidation	$1,233,907	$660,921

*
Plus interest from the date of stockholders' approval of the plan of liquidation.

**
Including debt of our operating partnership, but excluding routine trade creditor debt not yet due, and excluding debt that we have agreed to keep outstanding for the benefit of limited partners.

        The following performance milestone bonus amounts, which include accrued interest, were paid to the executives as follows: (i) to Mr. Blair, $1,815,523 on June 19, 2003; and (ii) to Mr. Peters, $972,453 on June 19, 2003, and $184,227 on September 30, 2003. The amounts remaining to be paid are $881,288, plus accrued interest, to Mr. Blair and $495,691, plus accrued interest, to Mr. Peters.

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

        As a result of the letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to irrevocably assign to us the shares of GTA common stock which secure the above-mentioned non-recourse loan previously made to Mr. Blair in the amount of $1,150,319.95 and we agreed to cancel such loan.

Change of Control Agreements

        The amended and restated employment agreement of Mr. Blair provides that he will have good cause to resign upon a change of control and, in that case, all of the executive's stock options and restricted stock would vest in full and the executive would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the plan of liquidation, as described under "—Employment Agreements," above. Messrs. Blair and Peters amended and restated employment agreements provide that if any payment by or on behalf of our company or our operating partnership to either executive qualifies as an excess parachute payment under the tax code, we shall make additional payments in cash to the executive (so called gross-up payments) so that the executive is put in the same after-tax position as he would have been had no excise tax been imposed by the tax code.

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2003, our compensation committee members were Roy C. Chapman, Fred W. Reams and Edward L. Wax. Raymond V. Jones also routinely attended compensation committee meetings by invitation. As a result both our compensation committee and our audit committee were effectively composed of all of our independent directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table describes, as of March 22, 2004, the beneficial ownership of common stock and common OP units held by each of our directors, by each of our executive officers, by all of our directors and executive officers as a group, and by each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. This table shows beneficial ownership in accordance with the rules of the SEC to include securities that a named person has the right to acquire within 60 days. However, for the sake of clarity, the table does not report beneficial ownership of OP units as beneficial ownership of common stock (even though all OP units are currently convertible into common stock), but instead reports holdings of stock and OP units separately. Each person named in the following table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 14 North Adger's Wharf, Charleston, South Carolina 29401.

	Common stock			Common OP units
Name of beneficial owner	Number of shares of common stock		Percentage of shares of common stock outstanding(1)	Number of OP units	Percentage interest in operating partnership(2)
W. Bradley Blair, II	677,642	(3)	7.95%	—	—
Scott D. Peters	340,625	(4)	4.17%	—	—
Roy C. Chapman	25,500	(5)	*	—	—
Raymond V. Jones	26,000	(5)	*	—	—
Fred W. Reams	25,000	(5)	*	—	—
Edward L. Wax	26,250	(5)	*	—	—
Directors and officers as a group (6 persons)	1,121,017	(6)	12.58%	—	—
AEW Capital Management, L.P.	761,904	(7)	8.78% (8)	—	—
DB Advisors, L.L.C. (formerly listed as Taunus Corporation)	645,300	(9)	8.65%	—	—
Jan H. Loeb	561,300	(10)	7.12%	—	—

*
Less than 1%

(1)
Based on 7,884,943 shares of common stock outstanding. In accordance with SEC rules, each person's percentage interest is calculated by dividing such person's beneficially owned shares by the sum of the total number of common shares outstanding, plus the number of shares such person has the right to acquire (including, for example, upon exercise of vested options, but excluding upon conversion of the separately shown OP units) within 60 days of March 22, 2004.

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

(3)
Mr. Blair's beneficial ownership includes options to purchase 640,000 shares of common stock, all of which have vested and are exercisable as of March 22, 2004; however, none of these options were in the money as of this date.

(4)
Mr. Peters' beneficial ownership includes options to purchase 285,000 shares of common stock, all of which have vested and are exercisable as of March 22, 2004; however, none of these options were in the money as of this date.

(5)
Includes options to purchase 25,000 shares of common stock; however, none of these options were in the money as of this date.

(6)
Includes options to purchase 1,025,000 shares of common stock, all of which have vested and are exercisable as of March 22, 2004; however, none of these options were in the money as of this date.

(7)
Amounts shown for AEW Capital Management, L.P. include 800,000 shares of our company's Series A convertible cumulative preferred stock held by its affiliate AEW Targeted Securities Fund, L.P., which shares are convertible into an aggregate of 761,904 shares of common stock. These entities' address is c/o AEW Capital Management, Inc., 225 Franklin Street, Boston, MA 02110. Information about AEW Capital Management, L.P. is included in reliance on its Schedule 13G filed with the SEC on April 16, 1999 as updated by email correspondence from a representative of AEW dated March 16, 2004.

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

(9)
The Schedule 13G filed on February 14, 2002 by Taunus Corporation, a wholly owned subsidiary of Deutsche Bank AG, was amended by a Schedule 13G filed by Deutsche Bank AG on February 5, 2003 and most recently by a Schedule 13G filed by Deutsche Bank AG on February 6, 2004. Deutsche Bank AG's address is Taunusanlage 12, D-60325, Frankfurt am Main, Federal Republic of Germany. Deutsche Bank AG reports that its subsidiary DB Advisors, L.L.C. has sole power to vote or to direct the vote of 645,300 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 645,300 shares and shared power to dispose or to direct the disposition of 0 shares. Information about DB Advisors, L.L.C. is included in reliance on the Schedule 13G filed with the SEC on February 6, 2004 by Deutsche Bank AG, of which DB Advisors, L.L.C. is a wholly owned subsidiary.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders' approval. The table presents the following data on our plans as of the close of business on December 31, 2003:

  •
  the aggregate number of shares of our common stock subject to outstanding stock options;

  •
  the weighted-average exercise price of those outstanding stock options; and

  •
  the number of shares that remain available for future option grants.

        For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Note 11 of our Notes to Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,190,000	$22.93	0
Equity compensation plans not approved by security holders	0	0	0

Total	1,190,000	$22.93	0

        Our employee stock purchase plan terminated as of the stockholders' approval of the plan of liquidation on May 22, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair's and 55,625 of Mr. Peters') shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2003 and 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $497,000 and $400,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2003 and 2002, respectively.

        As a result of the letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us the shares of GTA common stock which secure the above-mentioned non-recourse loan previously made to Mr. Blair in the amount of $1,150,319.95 and we agreed to cancel such loan.

        Mr. Peters' loan matures at the earliest of the following times: (i) February 25, 2006; (ii) three years following termination of his employment with us; or (iii) the date of the final distribution under the plan of liquidation. At any time when the loan is over-secured, Mr. Peters has the right to sell such common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the stock securing the loan are applied against the loan. The related promissory note is non-recourse to Mr. Peters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table shows the fees paid or accrued (in millions) by us for the audit and other services provided by BDO Seidman, LLP for fiscal 2003 and 2002.

	2003	2002
Audit Fees(1)	$181,038	$202,847
Audit-Related Fees(2)	13,928	24,357
Tax Fees(3)	92,933	201,990
All Other Fees	—	—

Total	$287,899	$429,194

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
Audit-related fees consisted primarily of accounting consultations related to Innisbrook.

(3)
For fiscal 2003 and 2002, respectively, tax fees principally included tax compliance fees of $70,091 and $171,374, and tax advice and tax planning fees of $22,032 and $30,616.

        Our board of director's audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor for our company in order to assure that the provision of such services do not impair the auditor's independence. Prior to the beginning of our fiscal year, our audit committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner, require specific pre-approval by our audit committee. While our audit committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

        All of the services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by the Audit Committee pursuant to paragraph c(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Schedules

        The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page 87, which is incorporated herein by reference.

Exhibits

        The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

Reports on Form 8-K

        On October 9, 2003, we filed a Current Report on Form 8-K respecting the Fourth Amended and Restated Employment Agreement of Scott D. Peters and the related general release.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Golf Trust of America, Inc.
Report of Management	75
Report of Independent Certified Public Accountants	76
Consolidated Statements of Net Assets as of December 31, 2003 and 2002 (Liquidation Basis)	77
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2003 and 2002 (Liquidation Basis), Loss for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis), and Changes in Net Assets for the Period May 23, 2001 to December 31, 2001 (Liquidation Basis)	78
Consolidated Statements of Stockholders' Equity for the period January 1, 2001 to May 22, 2001 (Going Concern Basis)	79
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002 (Liquidation Basis) and for the Period January 1, 2001 to May 22, 2001 (Going Concern Basis) and May 23, 2001 to December 31, 2001 (Liquidation Basis)	80
Notes to Consolidated Financial Statements	81
Report of Independent Certified Public Accountants on Financial Statement Schedules.	99
Consolidated Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation	100
Schedule IV—Mortgage Loans on Real Estate	101

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

        The board of directors has appointed an audit committee composed entirely of directors who are not employees of the company. The audit committee meets with representatives of management and the independent auditors, both separately and jointly. The audit committee discusses with the independent auditors and approves in advance the scope of the audit, reviews with the independent auditors the financial statements and their auditor's report, including a discussion of the quality of accounting principles applied to the statements and significant judgments affecting the statements, and consults with and reviews management's administration of the system of internal accounting controls. The audit committee reports to the board on its activities and findings.

Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 22, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Directors and Stockholders
Golf Trust of America, Inc.

        We have audited the accompanying consolidated statements of net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of changes in net assets and cash flows (liquidation basis) for the period from May 23, 2001 to December 31, 2001 and for the years ended December 31, 2003 and 2002. In addition, we have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows and for the period from January 1, 2001 to May 22, 2001 (going concern basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries at December 31, 2003 and 2002, the results of their operations and their cash flows for the period from January 1, 2001 to May 22, 2001 (going concern basis), and the changes in their net assets and cash flows for the period from May 23, 2001 to December 31, 2001 and for the years ended December 31, 2003 and 2002 (liquidation basis), in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

Charlotte, North Carolina March 16, 2004, except note 14, which is dated March 22, 2004	BDO Seidman, LLP

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS

AS OF DECEMBER 31, 2003 AND 2002 (LIQUIDATION BASIS)

(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Real estate and mortgage note receivable—held for sale	$57,042	$143,963
Cash and cash equivalents	601	7,990
Restricted cash	—	1,529
Receivables—net	3,672	2,754
Other assets	233	520

Total assets	61,548	156,756

LIABILITIES
Debt	—	69,003
Accounts payable and other liabilities	2,528	3,927
Dividends payable	4,914	2,775
Reserve for estimated costs during the period of liquidation	6,823	12,148

Total liabilities	14,265	87,853

Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	34,265	107,853

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP unit holders)	$27,283	$48,903

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD
MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS),
LOSS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)

(in thousands, except per share data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period 5/23/01 to 12/31/01 (Liquidation Basis)	Period 1/1/01 to 5/22/01 (Going Concern Basis)	Combined(1) 2001
Revenues
Rent from affiliates	$—	$—	$3,527	$6,539	$10,066
Rent	452	7,069	7,636	8,458	16,094
Mortgage interest	—	—	3,126	3,651	6,777
Revenue from managed golf course operations	7,989	13,360	3,277	1,615	4,892

Total revenues	8,441	20,429	17,566	20,263	37,829

Expenses:
General and administrative	2,215	3,632	4,003	5,631	9,634
Cost associated with plan of liquidation	—	—	—	7,908	7,908
Direct expenses from managed golf course operations	7,908	12,861	4,213	1,614	5,827

Total expenses	10,123	16,493	8,216	15,153	23,369

Operating (loss) income	(1,682)	3,936	9,350	5,110	14,460
Other income (expense):
Interest income	216	441	504	625	1,129
Interest expense	(1,329)	(5,379)	(6,822)	(7,920)	(14,742)
Gain on disposal of assets	—	—	—	39	39

Total other income (expense)	(1,113)	(4,938)	(6,318)	(7,256)	(13,574)

Net (loss) income before minority interest	(2,795)	(1,002)	3,032	(2,146)	886
Net loss applicable to minority interest	—	—	—	(771)	(771)

Income (loss) before adjustment for liquidation basis	(2,795)	(1,002)	3,032	(1,375)	1,657

Adjustment for liquidation basis of accounting	(16,686)	(8,557)	(36,109)	—	(36,109)

				(1,375)
Dividends and distributions:
Preferred dividends	(2,139)	(1,850)	(1,388)	(462)	(1,850)
Dividends/Distributions to common stock and operating partnership unit holders	—	—	(2,071)	—	(2,071)
Value of operating partnership units redeemed in sale of golf courses	—	(627)	(7,912)	—	(7,912)

Total dividends and distributions	(2,139)	(2,477)	(11,371)	(462)	(11,833)

Net loss available to common stockholders				$(1,837)

Net change in net assets available to holders of common stock and OP unit holders	(21,620)	(12,036)	(44,448)		$(46,285)

Net assets at beginning of period	48,903	60,939	105,384

Net assets at December 31	$27,283	$48,903	$60,939

Basic loss per share				$(0.20)
Weighted average number of shares—basic				9,055
Diluted loss per share				$(0.20)
Weighted average number of shares—diluted				9,055

(1)
The combined column in the statement has been presented for convenience and is not intended to represent an annual total under generally accepted accounting principles.

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)

(in thousands)

						Accumulated Earnings (Dividends in Excess of Accumulated Earnings)
	Preferred Shares		Common Stock				Unearned Restricted Stock Compensation	Note Receivable From Stock Sale
					Additional Paid-in Capital				Loans To Officers	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance January 1, 2001	800	$20,000	8,155	$82	$130,288	$(55,053)	$(1,544)	$(8,975)	$(2,725)	$82,073

Amortization and cancellation of restricted stock	—	—	—	—	—	—	1,544	—	—	1,544
Adjustments for minority interest in operating partnership	—	—	—	—	5,870	—	—	—	—	5,870
Conversion/redemption of OP units	—	—	954	(4)	(2,873)	—	—	—	—	(2,877)
Forgiveness of officer loans	—	—	—	—	—	—	—	—	2,847	2,847
Interest accrued on officer loans	—	—	—	—	—	—	—	—	(42)	(42)
Loans to officers	—	—	—	—	—	—	—	—	(1,703)	(1,703)
Issuance of shares under employee stock purchase plan	—	—	1	—	10	—	—	—	—	10
Amortization of registration costs	—	—	—	—	(6)	—	—	—	—	(6)
Dividends	—	—	—	—	—	(3,203)	—	—	—	(3,203)
Net (loss) for period	—	—	—	—	—	(1,375)	—	—	—	(1,375)

Balance, May 22, 2001	800	$20,000	9,110	$78	$133,289	$(59,631)	$—	$(8,975)	$(1,623)	$83,138

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (LIQUIDATION BASIS),
AND FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS)
AND MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS)

(in thousands)

	December 31, 2003	December 31, 2002	Period 5/23/01 to 12/31/01 (Liquidation Basis)	Period 1/01/01 to 5/22/01 (Going Concern Basis)	Combined(1) 2001
Cash flows from operating activities:
Change in loss available to holders of common stock, before preferred dividends	(19,481)	(9,559)	$(33,077)	$(1,375)	$(34,452)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Adjustment to liquidation basis of accounting	16,686	8,557	36,109	—	36,109
Gain/ on disposal of assets	—	—	—	(39)	(39)
Loan cost amortization	—	—	—	139	139
Straight-line interest and rent and other	—	(42)	(20)	152	132
Forgiveness of officer loans	—	—	—	2,847	2,847
Amortization of restricted stock compensation	—	—	—	1,544	1,544
Loss applicable to minority interest	—	—	—	(771)	(771)
Decrease (increase) in receivable from affiliate	—	—	1,627	66	1,693
Decrease (increase) in other assets	792	2,225	2,350	1,782	4,132
Decrease (increase) in restricted cash	1,529	573	(2,124)	—	(2,124)
(Decrease) increase in accounts payable and other liabilities	(681)	(690)	2,957	(2,508)	449
Decrease in liquidation liabilities, net of insurance reimbursements	(4,950)	(5,617)	(4,807)	—	(4,807)

Net cash provided by (used in) operating activities	(6,105)	(4,553)	3,015	1,837	4,852

Cash flows from investing activities:
Golf course acquisitions and improvements	(160)	(2,123)	(874)	(826)	(1,700)
Net proceeds from golf course dispositions	67,767	22,144	100,267	40,383	140,650
Decrease in notes receivable	112	4,226	6,124	1,247	7,371

Net cash provided by investing activities	67,719	24,247	105,517	40,804	146,321

Cash flows from financing activities:
Net (repayments) borrowings on debt	(69,003)	(26,466)	(94,858)	(34,423)	(129,281)
Loans to officers	—	—	—	(1,703)	(1,703)
Net proceeds from issuance of common stock	—	—	—	4	4
Distributions to minority partners	—	—	(127)	(935)	(1,062)
Dividends paid	—	—	(6,087)	(2,740)	(8,827)

Net cash used in financing activities	(69,003)	(26,466)	(101,072)	(39,797)	(140,869)

Net increase(decrease) in cash and cash equivalents	(7,389)	(6,772)	7,460	2,844	10,304
Cash and cash equivalents, beginning of period	$7,990	14,762	7,302	4,458	4,458

Cash and cash equivalents, end of period	$601	$7,990	$14,762	$7,302	$14,762

Non-cash Investing and Financing Transactions
OP units and common stock redeemed in golf course dispositions	—	$535	$53,973	$2,730	$56,702
OP units converted to common stock or redeemed in foreclosure of OP unit collateral pledged by default lessees	—	$92	$643	—	—
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$1,502	$5,379	$6,822	$7,920	$14,742
Note receivable from sale of asset	$2,300	$1,750	—	—	—

(1)
The combined column in the statement has been presented for convenience and is not intended to represent an annual total under generally accepted accounting principles.

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Plan of Liquidation

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders. Pursuant to the plan of liquidation, as of March 15, 2004, we have sold 38 of the 47 (eighteen-hole equivalent) golf courses we once held interests in.

        At the time we prepared our proxy statement soliciting stockholders' approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the date of stockholders' approval on May 22, 2001. While we have made significant progress in meeting the expectation we had at the time that the proxy was prepared, the completion of the plan of liquidation within the time-frame set-out in the proxy has not occurred, and we now know that, as described below, realizing the range of liquidating distributions per share set forth in the applicable proxy statement will not occur, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned.

        Due to the conditions in the golf industry at that time, in March 2002, we retained our financial advisor, Houlihan Lokey, to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our then corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender's mortgage interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our borrower or foreclosing on our borrower's interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey analyzed immediate liquidation of the asset, and under the second scenario Houlihan Lokey analyzed holding the asset until no later than December 31, 2005 to seek to realize a modest recovery in the financial performance levels based on historical financial results. Following receipt of Houlihan Lokey's report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously determined to proceed with our plan of liquidation without modification. In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors. Following receipt of Houlihan Lokey's updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed their decision to proceed with our plan of liquidation without modification. As a result, we value the participating mortgage on our balance sheet based on our estimate of the resale value of the Resort at the conclusion of the holding period. At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumptions that we would take ownership of the Resort, that the Resort's operations would begin to recover in 2004 and that by the end of the 2005 holding period the Resort would have realized a modest recovery in line with historical results (among other assumptions).

        During the latter half of 2003, we continued to negotiate for a global settlement of claims resulting from the borrower's default. However, these negotiations stalled in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Resort) an updated Innisbrook forecast for the year end results for 2003 and the calendar year 2004. As disclosed in our press release dated October 20, 2003, the updated forecast was materially less favorable than forecasts we had received earlier from Westin regarding the same periods. The revised forecast included a forecast for golf operations at the Resort prepared by Troon Golf (which operates the golf courses at the Resort and which is an affiliate of Westin). Following our receipt of the revised forecast and the corresponding 2004 budget, we reviewed the budget methodology and economic assumptions underlying the 2004 budget in a series of meetings with Westin and Troon. The decline in the revised forecast resulted primarily from fewer than anticipated group bookings at the Resort in 2003 and the decrease in the number of advance bookings for 2004 currently on the books as compared to the same time last year, which led Westin to believe that the adverse economic conditions of the past two years at the Resort will continue throughout 2004.

        In light of the revised forecast, some of the assumptions underlying our estimate of the participating mortgage's value, as recorded on our June 30, 2003 balance sheet, were then in doubt. Specifically, we had assumed that the Resort's recovery would begin in 2004. However, even if the lodging industry as a whole does begin to recover in 2004, Westin does not currently expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, based on the limited information now available. Based on the asset's disappointing 2003 and the forecast 2004 performance which is below our expectations, we face the risk that any economic recovery for this asset will be delayed by a year or more. In our prior SEC filings we have consistently stated that our assessment of the participating mortgage's fair value may change at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods. After we received and reviewed the revised forecast and the 2004 budget and attended the 2004 budget review meeting with Westin and Troon, we determined that our assessment of the participating mortgage's fair value had indeed changed based on the new facts and circumstances described for us and that a write-down was necessary to reflect the new information (see further discussion of such write-down in Note 2 to the Condensed Consolidated Financial Statements under the heading Adjustment to Liquidation Basis of Accounting).

        We are continuing to negotiate with the owner of the Innisbrook Resort regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure (see further discussion of the status of the negotiations in Note 4 to the Consolidated Financial Statements). However, we can provide no assurance as to whether we will be able to reach any consensual resolution or settlement with the owner. If no consensus resolution is reached, judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in any such litigation, the owner might not meet its obligations to us as might be ordered by the court or it might declare bankruptcy. If this occurs and we decide to pursue judicial foreclosure, it would likely be expensive and time-consuming and there is a risk to us that the owner might seek to obtain bankruptcy and/or other judicial protection. Even if we obtain ownership of the Innisbrook Resort, we expect to face the difficult task of seeking to realize a recovery in the financial performance levels.

2.     Organization and Basis of Presentation

        Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We now own and operate golf courses. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of December 31, 2003, we have interests in five properties, which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as "we", "us" or our "Company." Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP") holds a 99.6 percent interest in our operating partnership as of December 31, 2003. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees holds the only remaining minority interest in our operating partnership.

Adjustments to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and its approval by our stockholders, as required we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. Real estate held for sale includes the real estate pledged as collateral under our participating mortgage note receivable ("the Resort") and the five golf courses (four properties) that we own and manage. As of December 31, 2003, the valuation of the Resort is based on an asset study prepared by third-party experts in October 2003 that included a then estimate of the market value of the Resort's real estate, an estimate of the fair market value of the Resort's furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Resort's identified contractual and non-contractual but indentifiable intangible assets. The valuations of our five golf courses are based on current contracts and estimates of sales values based on indications of interest from the marketplace and certain assumptions by management specifically applicable to each property. An adjustment of $16,686,000 is included in the December 31, 2003 consolidated statement of changes in net assets to reflect a $16,613,000 write-down of certain golf course assets, namely Innisbrook, offset by a net gain of $441,000 in the aggregate on the sales of certain golf course assets, approximately $17,000 as a capital expenditure reserve for capital replacement needs at our golf courses, and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share). There was no other liquidation basis of accounting adjustments for the year ended December 31, 2003.

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

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2002	Payments	Adjustments	December 31, 2003
Severance	$5,075,000	$(2,874,000)	$—	$2,201,000
Professional fees	3,025,000	(1,456,000)	—	1,569,000
Financial advisor fees	594,000	(143,000)	—	451,000
Capital expenditures	386,000	(160,000)	(215,000)	11,000
Other	3,068,000	(477,000)	—	2,591,000

Total	$12,148,000	$(5,110,000)	$(215,000)	$6,823,000

        Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements. Severance payments totaling approximately $183,000 in the aggregate were made to non-executive former employees during the year and performance milestone payments aggregating approximately $2,526,000 were paid upon our complete repayment of our obligations under our secured credit facility. One fourth of the second milestone payment, approximately $165,000, due to our chief financial officer was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement. Performance milestone payments aggregating approximately $1,895,000 will be paid in due course, however, there are no remaining conditions to such payment. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments.

        The total payments under the Professional Fee category above are net of reimbursements totaling $1,088,000 from insurance carriers. Of this total reimbursed, $375,000 represents reimbursement of the settlement paid to the Dahoon Investment Company in the resolution of the judicial action for the claims arising from the sale of Palm Desert Country Club which occurred on April 20, 2001. An additional $188,000 was for reimbursement of legal fees related to defending these claims. We also received $525,000 from our D&O carrier for reimbursement of legal fees incurred in defending the shareholder litigation, which was dismissed in its entirety on May 21, 2003. The legal fees for which we received reimbursement related to both the Dahoon action and the shareholder litigation were incurred in 2002 and 2003.

        Included in the total payments under the Other category above is a $105,000 extension fee payment under one of our directors and officers insurance policies. Our original directors and officers insurance policy expired on February 7, 2003 and was replaced by our current directors and officers insurance policy, which was renewed on February 7, 2004. Also, included in the total payments under the Other category above is $128,000 in fees paid to our lenders, $100,000 sales bonus paid on the sale of Eagle Ridge, $73,000 in fees paid to obtain an updated survey of the Innisbrook property, $30,000 in printing costs for the 2002 Annual Report, $19,000 in the settlement of the Hillcrest Bank legal claim, plus miscellaneous fees and expenses related to the sales effort for the disposition of our assets.

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

Cash Risk Concentration

        We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000 per institution. At December 31, 2003 and 2002, we had amounts in excess of FDIC limits. We limit our risk by placing our cash and cash equivalents in a high quality financial institution.

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

Revenue Recognition

        Prior to the sale of our one remaining performing participating lease (Eagle Ridge Inn and Resort) on January 30, 2003, we recognized rental revenue on an accrual basis over the term of the applicable participating lease. Prior to our borrower's September 2001 default under the participating mortgage on the Innisbrook Resort, we recognized interest income ratably over the term of the loan.

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

Earnings/Loss Per Common Share

        Earnings/loss per common share are presented for the periods prior to May 23, 2001 under two formats: basic earnings/loss per common share and diluted earnings/loss per common share. Earnings/loss per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings/loss per common share are computed by dividing net income/loss (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options, convertible preferred stock and OP units) that are dilutive. Common stock equivalents for the effect of dilutive stock options were for the period ended May 22, 2001.

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

        Attributed to the impact of the events of September 11th, the borrower failed to pay us interest when due, in arrears, for the month of October 2001. (Previously, the borrower's affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly golf course rent when due, in arrears, for September 2001.) On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease.

        The borrower under our participating mortgage failed to cure its non-payment of the October 2001 interest payment within ten days of the late notice that we sent on November 14, 2001 which constituted a an event of default under our participating mortgage. We also sent a notice of default on November 14, 2001 to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. Subsequently, on June 30, 2002, the Lost Oaks participating lease was terminated and, on January 13, 2003 this golf course was sold.

        On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the borrower. Westin has contested our claim that it breached the subordination agreement.

        Also on March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating loan agreement. The participating mortgage loan is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. Since the default, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below. We have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort in the process of obtaining title.

        We expect to finalize formal documentation of the global resolution in the near term; however, we can provide no assurances as to the terms or timing of any global settlement.

5.     Dispositions

        From January 1, 2001 through December 31, 2003, we disposed of the following golf courses:

Property	City and State	Gross Sales Price(1)		18-Hole Equivalent	Closing Date
2001
Ohio Prestwick	Akron, OH	$6,350,000		1.0	1/4/01
Raintree	Akron, OH	4,300,000		1.0	1/4/01
Persimmon Ridge	Louisville, KY	5,200,000		1.0	2/15/01
Club of the Country	Louisburg, KS	2,655,000		1.0	3/16/01
Brentwood	White Lake Township, MI	2,600,000		1.0	3/20/01
Metamora	Metamora, MI	4,931,000		1.0	4/9/01
Silverthorn	Tampa, FL	4,250,000		1.0	4/12/01
Palm Desert	Palm Desert, CA	4,075,000		1.5	4/20/01
Woodlands	Gulf Shore, AL	6,400,000		1.0	5/1/01
Cooks Creek	Ashville, OH	4,000,000		1.0	5/16/01
Legends Virginia	Providence Forge and Williamsburg, VA	10,800,000		2.0	6/15/01
Eagle Watch	Atlanta, GA	5,850,000		1.0	7/6/01
Olde Atlanta	Atlanta, GA	7,800,000		1.0	7/6/01
Legends Properties(2)	Myrtle Beach, SC Pawley's Island, SC Sunset Beach, NC Omaha, NE	89,411,000		6.5	7/31/01
Sweetwater	Apopka, FL	4,000,000		1.0	9/18/01
Emerald Dunes	West Palm Beach, FL	16,900,000		1.0	9/7/01
Polo Trace	Delray Beach, FL	8,350,000		1.0	10/22/01
Cypress Creek	Boynton Beach, FL	4,100,000		1.0	11/28/01
Pete Dye	Bridgeport, WV	13,432,000		1.0	12/19/01

2001 sub-total		205,404,000		26.0

2002
Northgate Country Club	Houston, TX	10,875,000		1.5	5/8/02
Bonaventure Country Club	Ft. Lauderdale, FL	10,500,000		2.0	7/12/02
Osage National Golf Club	Lake of the Ozarks, MO	3,350,000		1.5	7/22/02

2002 sub-total		24,725,000		5.0

2003
Lost Oaks Golf Course	Palm Harbor, FL	2,300,000		1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	(3)	3.5	1/30/03
Mystic Creek Golf Club	Dearborn, MI	3,500,000		1.5	4/17/03
Sandpiper Golf Course	Santa Barbara, CA	25,000,000		1.0	6/17/03

2003 sub-total		71,300,000		7.0

Grand Total		$301,429,000		38.0

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

(2)
The Legends Properties are Legends, Heritage, Oyster Bay and Tiburon.

(3)
Included in the proceeds is a note receivable with a fair market value at December 31, 2003 of $2,300,000.

6.     Leases

Lease Commitments

        In connection with the assumption of operations at the various golf courses, we assume related operating leases on golf carts, maintenance equipment and vehicles. These lease agreements expire at various dates through December 2007. We also lease our corporate facilities under an operating agreement that expires in April 2004, which we intend to renew for only a portion of the office space currently leased. Future minimum lease commitments under non-cancelable leases at December 31, 2003 are as follows:

Year	Amount
2004	$398,000
2005	325,000
2006	223,000
2007	167,000
2008	54,000

Total	$1,167,000

7.     Commitments and Contingencies

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues, which were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The parties agreed to dismiss the case with leave to restore it to the roster. The Court dismissed the case on May 28, 2003. Under the court rules, the case may be restored to the active roster within one year and the statute of limitations will have been deemed to have been tolled during that year. If restored outside the one year period, the normal three year statute of limitations

Other Litigation

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, against numerous defendants including us. LOCI asserts that it performed construction services on, or which benefited the property of, the various defendants, including us and seeks to foreclose a mechanic's lien upon our property. Plaintiffs' amended petition is in six counts. Counts I, II and III seek recovery of payment for LOCI's work from M & M Contractors, Inc., which plaintiffs' claim was the prime contractor and the party who hired LOCI as a subcontractor. Counts IV, V and VI name us and other defendants. Count IV seeks to foreclose a mechanic's lien upon the property of various defendants, including us. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180, and interest thereafter to be $354 per day. Count V of the amended petition, directed at various defendants, including us, seeks a determination of the priority of plaintiffs' claimed mechanic's lien over various deeds of trust and property interests, including our interest. The outcome of count V will be determined by the resolution on the merits of count IV. Finally, count VI seeks foreclosure of a deed of trust from one of the other defendants, Osage Land Company, apparently given to Everett to forestall plaintiffs' filing of the mechanic's lien. The deed of trust was recorded subsequent to the recordation of the deed from Ozark Land Company to us for its property. The court ruled in June 2001 on cross-motions for summary judgment filed by plaintiffs, us, and defendant Central Bank of Lake of the Ozarks, a beneficiary of deed of trust on some of the property covered by the mechanic's lien and by the deed of trust from Osage Land Company to Everett. The court denied all the motions with one exception—it granted Everett summary judgment on count VI (foreclosure of the deed of trust to Everett from Osage Land Company) but ruled that the deed to us and the deeds of trust to Central Bank of Lake of the Ozarks are prior to the deed of trust to Everett. The court did not explain its rulings on the remainder of plaintiffs' motion or on our Central Bank of Lake of the Ozarks motions, except that "there remain substantial and genuine issues of material fact." We filed two motions for summary judgment on counts IV and V. The grounds for the motions are that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and thus is invalid. On March 25, 2002, the court orally granted our requested relief and ruled that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting our motions for summary judgment on April 20, 2002. As we have previously reported, since not all claims involved in this lawsuit have been resolved, plaintiffs' time to appeal the April 20, 2002 order granting our motions for summary judgment had not yet begun to run. Although the plaintiffs' attorneys informed us that they were making efforts to resolve the remaining claims in this lawsuit, this had apparently not come to pass. Accordingly, on April 15, 2003, we filed a motion with the court asking that it make final the judgment granted to Golf Trust of America, L.P. On May 12, 2003, the Court entered a judgment that disposed of all outstanding claims in the lawsuit. On June 10, 2003 Plaintiffs filed a Notice of Appeal of the ruling in favor of Golf Trust of America, L.P. on its Motion for Summary Judgment. In late September 2003 the court of appeals determined that the owners of one of the lots covered by LOCI and Everett's lien file a counterclaim against LOCI that never has been disposed of. Although the counterclaim was filed in November 1999, the owners did nothing further on the counterclaim and it apparently was forgotten. Because this counterclaim has not been disposed of, the counterclaim prevents the trial court's decision in favor of us from being final and appealable. As a result, the appeal was dismissed on October 7, 2003. LOCI and Everett have filed another appeal of the trial judge's decision in favor of us. They are now required to file with the court of appeals the record on appeal which is due by March 25, 2004. There will be several filing requirements following the filing of the record on appeal if that occurs by March 25, 2004; therefore, it is too early to know when a final decision will be made by the court of appeals. At this time we are unable to assess the likely outcome of this litigation.

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

Refundable Initiation Fees

        Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at December 31, 2003 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

8.     Receivables—Net

        Receivables—net consists of the following:

	December 31, 2003	December 31, 2002
	(Liquidation Basis)
Rent receivable	$—	$553,000
Note receivable taken in sale of asset	2,313,000	—
Loans to officers—net of allowances	758,000	1,255,000
Other miscellaneous receivables—net	602,000	946,000

Receivables—net	$3,673,000	$2,754,000

        The rent receivable represented the rent due on the golf courses at the Eagle Ridge Inn & Resort at December 31, 2002, which was subsequently received. This property was sold on January 30, 2003.

        The note receivable taken in sale of this asset represents the $2.5 million note, bearing interest at the prime rate plus 2% per annum (6% at December 31, 2003), we received from the buyer of the Eagle Ridge Inn & Resort. The recorded balance includes accrued interest of approximately $13,000 but is reduced by a discount of $200,000. The discount represents a reduction in the note amount in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity.

Loans to Officers

        Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. Pursuant to the terms of our officers' amended and restated employment agreements, dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. Effective July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes because the total outstanding balance exceeded the value of the collateral shares of common stock, computed based on the net assets available to common shareholders. Loans to officers are subject to an allowance for doubtful accounts of $897,000 to reflect the difference between the computed value of our officers' pledged shares of their common stock compared to their value at the time that the shares were pledged, which was $8 per share. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower's employment; or (iii) the date of the final distribution under the plan of liquidation (see Note 13 Subsequent Events for further discussion.). At any time when the loan is over-secured, the executive/borrower has the right to sell the common stock securing the loan, provided that all proceeds of the sale are first applied to the then outstanding balance of the loan. All distributions (including any liquidating distributions) on the common stock securing the loan are applied against the loan. The related promissory notes are non-recourse to the executive/borrower.

        The other miscellaneous receivables include approximately $352,000 of member, trade and other miscellaneous receivables of our managed golf courses and $250,000 in notes receivable, including accrued interest, taken in participating lease terminations.

9.     Debt

Credit Agreement

        At December 31, 2002, we had $69,003,000 outstanding under our Second Amended and Restated Credit Agreement with our senior bank lenders. This Credit Agreement which was scheduled to mature on June 30, 2003 were repaid in full as of June 19, 2003. Prior to repayment, the interest rate under the credit agreement was prime plus 3% for an effective rate of 7.25% per annum at retirement.

10.   Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

        On April 2, 1999, we completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.01 per share, or Series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., or AEW. The Series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. We contributed the net proceeds to our operating partnership in exchange for 800,000 Series A preferred OP units with analogous terms.

        Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase) below. As of December 31, 2003, we have accrued and not paid ten quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2003). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 19, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends; however, AEW did not exercise this right.

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

        Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our shareholders' adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days, which right they exercised on May 23, 2003. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders. We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

11.   Stock Options and Awards

Employee Stock Options and Awards

        The compensation committee of the board of directors determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the market price at the date of grant and became exercisable in three to five years. The company has several stock option/award plans as listed below. All issued options and restricted stock automatically vested on May 22, 2001, the approval of our plan of liquidation by our shareholders.

Name of Stock Option/Award Plans	Shares Issued	Shares Available to Issue
1997 Stock Incentive Plan	500,000	—
1997 Non-employee Director's Plan	100,000	—
New 1997 Plan	582,032	17,968
1998 Plan	498,000	2,000

        Compensation expense is determined by reference to the market value on the date of grant and is amortized on a straight-line basis over the vesting period. Pursuant to the terms of our officers' employment agreements, as amended on February 25, 2001, the vesting of 90,897 shares of restricted stock previously issued to our executive officers was accelerated and the balance of unearned compensation of $1,544,000 was recorded as compensation expense in the first quarter of 2001.

Stock Option Plan Transactions

        No option shares were granted to employees or exercised in 2003, 2002 or 2001. Mr. Blair's and Mr. Peters' unvested options accelerated upon board approval of the plan of liquidation on February 25, 2001 (as provided in their employment contracts). All unvested options previously granted to other employees accelerated upon stockholder approval of the plan of liquidation on May 22, 2001

(as provided in section 6.2 of the New 1997 Employee Stock Option Plan and the 1998 Employee Stock Option Plan). Transactions involving the plans are summarized as follows:

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	1,473,666	22.67
Granted	—	—
Exercised	—	—
Expired and/or canceled	(283,666)	(23.45)
Outstanding at December 31, 2002	1,190,000	$22.93
Granted	—	—
Exercised	—	—
Expired and/or canceled	—	—
Outstanding at December 31, 2003	1,190,000	$22.93
	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Remaining Contractual Life (years)	Average Exercise Price	Shares	Price
$7.85	20,000	7.1	$7.85	20,000	$7.85
$16-$19	250,000	6.1	17.37	250,000	17.37
$21	210,000	3.1	21.00	210,000	21.00
$24-$26	615,000	3.9	25.28	615,000	25.28
$29	70,000	4.1	29.00	70,000	29.00
$32-$33	25,000	4.4	$32.13	25,000	$32.13
	1,190,000			1,190,000

12.   Quarterly Financial Information (Unaudited)

        Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Quarter ended,
	March 31	June 30	September 30	December 31
	(Liquidation Basis)
2003
Revenues
Rent	$452	$—	$—	$—
Revenue from managed golf course operations	2,434	2,815	1,375	1,365

Total revenue	2,886	2,815	1,375	1,365

Expenses
General and administrative	731	653	398	433
Direct expenses from managed golf course operations	2,305	2,514	1,658	1,431

Total expenses	3,036	3,167	2,056	1,864

Operating (loss) income	(150)	(352)	(681)	(499)
Total other income (expense)	(765)	(409)	31	30

Income (loss) before adjustment for liquidation basis	(915)	(761)	(650)	(469)
Adjustment for liquidation basis of accounting(1)	—	88	(16,757)	(17)

Net (loss) income	(915)	(673)	(17,407)	(486)
Preferred dividends	(463)	(462)	(589)	(625)

Change in net assets available to holders of common stock and OP unit holders	$(1,378)	$(1,135)	$(17,996)	$(1,111)

(1)
The third quarter of 2003 includes a write-down related to Innisbrook of $16,260,000 and an additional $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share).

	Quarter ended,
	March 31	June 30	September 30	December 31
	(Liquidation Basis)
2002
Revenues
Rent	$1,961	$1,789	$1,659	$1,660
Revenue from managed golf course operations	2,771	3,613	4,140	2,836

Total revenue	4,732	5,402	5,799	4,496

Expenses
General and administrative	1,128	926	666	912
Direct expenses from managed golf course operations	2,563	3,731	3,496	3,071

Total expenses	3,691	4,657	4,162	3,983

Operating income (loss)	1,041	745	1,637	513
Total other income (expense)	(1,267)	(1,222)	(1,126)	(1,323)

Income (loss) before adjustment for liquidation basis	(226)	(477)	511	(810)
Adjustment for liquidation basis of accounting(2)	(860)	(401)	(2,705)	(4,591)

Net (loss) income	(1,086)	(878)	(2,194)	(5,401)
Preferred dividends	(462)	(463)	(462)	(463)
Dividends/distributions to common stock and operating partnership unit holders	—	—	—	—
Value of operating partnership units redeemed in sale of golf courses	(535)	—	(92)	—

Change in net assets available to holders of common stock and OP unit holders	$(2,083)	$(1,341)	$(2,748)	$(5,864)

(2)
The fourth quarter of 2002 includes an additional liquidation liability accrual of $2,000,000 ($1,000,000 for legal fees in part to consider the legal fees incurred in the prolonged Innisbrook settlement negotiations and the continuing Sandpiper sale negotiations and $1,000,000 in other liquidation fees related to diligence expenses incurred in the sale of our properties and other miscellaneous liquidation fees and expenses) and an additional $200,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of their common stock that serve as collateral for these loans compared to the value at the time that the shares were pledged which was $8 per share).

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

        During 2002 and 2003 our operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on our 2002 nor our 2003 operating revenues or our proceeds from 2002 and 2003 property sales. Additionally, based on our current projections and the availability of our net operating loss carryovers, we do not anticipate that we will incur any federal income tax liability throughout our liquidation period. Our actual results and tax liability could vary materially from our estimates. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions.

        Deferred income tax assets (liabilities) as of December 31, 2003 and 2002 are as follows:

	December 31, 2003	December 31, 2002
	(in thousands)
Differences in the carrying value of golf course assets	$13,434	$8,499
Original issue discount on mortgage note receivable	2,258	2,258
Liquidation liability	2,529	4,503
Federal and state net operating loss carryforwards	19,917	15,640
Other	338	342

Sub-total	38,476	31,242
Valuation Allowance	(38,476)	(31,242)

Total net deferred tax assets	$—	$—

        Included in deferred tax assets above are federal and state net operating losses of $55,733 and $43,504, respectively. These net operating losses expire at various dates through 2022.

        The provision for federal and state income taxes for the years ended December 31, 2003 and 2002 is made up of the following components:

	2003	2002
Deferred Income Tax Benefit
State	$1,082	$(487)
Federal	6,317	4,045

Sub-total	7,399	3,558
Change in Valuation Allowance	(7,399)	(3,558)

Total	$—	$—

        Utilization of the deferred tax asset of $38,476, calculated above, is dependent on future taxable profits. Based on our current estimates through the remainder of our liquidation period, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

        The effective income tax rate is different from the federal statutory rate for the years ended December 31, 2003 and 2002 for the following reasons:

	2003	2002
Expected taxes at statutory rates	-34.0%	-34.0%
State income tax benefit, net of federal income tax rate	-3.6%	-3.6%
Change in Valuation allowance	37.6%	37.6%

Total	0.0%	0.0%

14.   Subsequent Events

        On March 18, 2004, we entered into a loan agreement and related mortgage (which are filed as exhibits 10.22.1 and 10.22.2 hereto) with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee for of .25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage (filed as exhibit 10.22.2 hereto) of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of March 22, 2004 is approximately $1,090,000. The initial draw resulting in this outstanding balance includes estimated amounts for working capital needs and closing costs, such as documentary stamp taxes that will be due upon the expected closing of the global settlement for the Innisbrook Resort. Additional draw requests are permitted monthly on the first day of each month commencing with May 1, 2004.

        On March 22, 2004, the amended and restated employment agreement of our chief executive officer was amended to provide for a reduction in his current annual salary effective April 1, 2004. Additionally, his current outstanding balance under his non-recourse promissory note of $1,193,000 (carried at $547,000 on December 31, 2003 after the allowance for doubtful account of $646,000) including accrued interest would be cancelled and, accordingly, his 143,790 shares of our common stock currently pledged as collateral under this promissory note would be transferred to the company and cancelled.

        On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. The lawsuit is currently being evaluated by our attorneys.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Directors and Stockholders
Golf Trust of America, Inc.

        The audits referred to in our report dated March 16, 2004 (except for note 14 which is dated March 22, 2004) relating to the consolidated financial statements of Golf Trust of America, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

        In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

Charlotte, North Carolina March 16, 2004	BDO Seidman, LLP

Schedule III
Golf Trust of America
Real Estate and Accumulated Depreciation
December 31, 2003

					Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of period
	Initial Cost													Life on Which Depreciation in Latest Statement of Operation is Completed(2)
Property/Location	Encum- brances	Land	Building & Improve- ments	Other	Improve- ments	Other		Land	Building & Improve- ments & Other	Total(1)	Accumulated Depreciation	Date of Construction	Date Acquired
Black Bear Golf Club—Orlando, FL	—	—	4,784	—	356			—	5,140	5,140	1,146	1995	11/25/97	3-30 years
Tierra Del Sol Country Club—Belen, NM	—	317	3,283	—	382			317	3,665	3,982	287	1982	5/29/98	3-30 years
Wekiva Golf Club—Longwood, FL	—	1,282	5,238	—	339	(708)	(3)	1,282	4,869	6,151	752	1975	9/15/98	3-30 years
Wildewood Country Club and Country Club and Woodcreek Farm—Columbia, SC	—	1,392	9,135	—	437			1,392	9,572	10,964	1,839	1974	12/19/97	3-30 years
Improvement reclass to liquidation accrual					(606)				(606)	(606)
Asset write-downs	—					(8,805)	(1)	—	(8,805)	(8,805)

Total	$—	$2,991	$22,440		$908	$(9,513)		$2,991	$13,835	$16,826	$4,024

(1)
The balance of the Valuation Reserve, which was recorded to adjust golf course assets to estimated fair value, is approximately $8,805,000 at December 31, 2003.

(2)
Depreciation expense has not been recorded since the fourth quarter of 2000 because subsequently all assets were deemed to be assets held for sale.

(3)
Represents the allocated value of a letter of credit that was liquidated on April 4, 2001 and applied as a reduction to the basis of this asset. This letter of credit was pledged as collateral by the former lessee under their participating lease that was subsequently terminated.

Balance at beginning of period	$101,258
Additions during period:
Improvements, etc.	160
Other	—
Deductions during period:
Cost of real estate sold—net of valuation reserve	(83,520)
Reclass of write-down from notes receivable	—
Asset write downs	(911)
Improvements included in the liquidation accrual	(160)
Other	(1)

Balance at close of period	$16,826

Schedule IV

Golf Trust of America, Inc.

Mortgage Loans on Real Estate

December 31, 2003

Description	Interest Rate	Final Maturity Date	Prior Liens	Face Amount of Mortgage	Additional Tranche	Capitalized Mortgage Costs	Less: Write-down	Carrying Amounts of Mortgage	Principal Amount Of Loans Subject to Delinquent Principal or Interest
Golf Host Resorts, Inc.	10.854%-10.896%	6/20/2027	$—	$69,975,000	$9,000,000	$133,046	$24,868,046	$44,240,000	$78,975,000

Period Payment Terms

        Note receivable interest only of $752,638 at rates between 10.75% and 11.58% monthly with 5% annual increases continuing until 2002. Original face amount bears interest at 11.44% and the $9 million additional loan amount (Tranche I) bears interest at rates from10.75% to 11.58% with 5% annual increases continuing until 2002 after which there are no further increases.

SIGNATURES AND POWERS OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on March 29, 2004.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2004
/s/ SCOTT D. PETERS Scott D. Peters	Chief Financial Officer, Senior Vice President, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 29, 2004
/s/ ROY C. CHAPMAN Roy C. Chapman	Director	March 29, 2004
/s/ RAYMOND V. JONES Raymond V. Jones	Director	March 29, 2004
/s/ FRED W. REAMS Fred W. Reams	Director	March 29, 2004
/s/ EDWARD L. WAX Edward L. Wax	Director	March 29, 2004

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
3.3.4*	Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on February 9, 2004 and as currently in effect.

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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through March 22, 2004.
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
10.16.3*	Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II,, dated as of March 22, 2004 filed as an Exhibit hereto.

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
10.17.3
Fourth Amended and Restated Employment Agreement and related General Release between Golf Trust of America, Inc. and Scott D. Peters, dated as of August 29, 2003 (previously filed as Exhibits 10.1 and 10.2 to our company's Current Report on Form 8-K, filed October 9, 2003, and incorporated herein by reference).
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
10.22.1*	Loan Agreement, dated as of March 18, 2004, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender
10.22.2*	Mortgage Security Agreement and Fixture Filing, dated as of March 18, 2004, from Golf Trust of America, L.P. in favor of Textron Financial Corporation
14.1*	Code of Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on February 9, 2004
21.1*	List of Subsidiaries of Golf Trust of America, Inc.
23.1*	Consent of BDO Seidman LLP
24.1*	Powers of Attorney (included under the caption "Signatures")

31.1*	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Scott D. Peters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
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

QuickLinks

TABLE OF CONTENTS
Cautionary Note Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
Golf Course Dispositions since January 1, 2001 through March 22, 2004
  ITEM 2. PROPERTIES
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
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2003 AND 2002 (LIQUIDATION BASIS) (in thousands, except per share amounts)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS), LOSS FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) (in thousands, except per share data)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) (in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (LIQUIDATION BASIS), AND FOR THE PERIOD JANUARY 1, 2001 TO MAY 22, 2001 (GOING CONCERN BASIS) AND MAY 23, 2001 TO DECEMBER 31, 2001 (LIQUIDATION BASIS) (in thousands)
GOLF TRUST OF AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
Schedule III Golf Trust of America Real Estate and Accumulated Depreciation December 31, 2003
Schedule IV Golf Trust of America, Inc. Mortgage Loans on Real Estate December 31, 2003
SIGNATURES AND POWERS OF ATTORNEY
EXHIBIT INDEX