Form 10-Q
period 2004-03-31
GOLF TRUST OF AMERICA INC
filed 2004-05-11
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2004

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

On May 7, 2004, there were 7,741,153 common shares outstanding of the registrant’s only class of common stock. On May 7, 2004, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 49.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2004

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Innisbrook Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders interests. Many important factors that could cause such a difference are described under the caption “Risks that might Delay or Reduce our Liquidating Distributions,” in Item 2 of this quarterly report, which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF MARCH 31, 2004 (unaudited) AND DECEMBER 31, 2003
(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)

ASSETS
Real estate and mortgage note receivable — held for sale	$57,042	$57,042
Cash and cash equivalents	1,290	601
Receivables — net	3,165	3,672
Other assets	266	233
Total assets	61,763	61,548

LIABILITIES
Debt	1,090	—
Accounts payable and other liabilities	2,857	2,528
Dividends payable	5,539	4,914
Reserve for estimated costs during the period of liquidation	6,059	6,823
Total liabilities	15,545	14,265

Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	35,545	34,265

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$26,218	$27,283

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(in thousands) (unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Revenues
Rent	$—	$452
Revenue from managed golf course operations	1,596	2,434
Total revenues	1,596	2,886

Expenses:
General & administrative	390	731
Direct expenses from managed golf course operations	1,321	2,305
Total expenses	1,711	3,036

Operating loss	(115)	(150)

Other income (expense):
Interest income	46	56
Interest expense	(19)	(821)
Total other income (expense)	27	(765)

Loss before adjustment for liquidation basis	(88)	(915)
Adjustment for liquidation basis of accounting	(19)	—
Net loss available to common stockholders	(107)	(915)

Value of common stock redeemed	(333)
Preferred dividends	(625)	(463)

Net change in net assets available to holders of common stock and OP units	$(1,065)	$(1,378)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(in thousands, unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Cash flows from operating activities:
Change in loss available to holders of common stock before preferred dividends and common stock redemption	$(107)	$(915)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to liquidation basis of accounting	19	—
Decrease (increase) in other assets and receivables-net	(65)	482
Increase in accounts payable and other liabilities	329	319
Decrease in liquidation liabilities	(554)	(1,154)
Net cash used in operating activities	(378)	(1,268)

Cash flows from investing activities:
Golf course improvements	(15)	(61)
Net proceeds from golf course dispositions	—	39,564
Decrease (increase) in notes receivable	(8)	20
Net cash (used in) provided by investing activities	(23)	39,523

Cash flows used in financing activities:
Borrowings under revolving line of credit	1,090	—
Net repayments on debt	—	(39,439)
Net cash provided by (used in) financing activities	1,090	(39,439)

Net decrease in cash	689	(1,184)
Cash and cash equivalents, beginning of period	601	7,990
Cash and cash equivalents, end of period	$1,290	$6,806
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$2	$774
Non-cash transactions:
Cancellation of note receivable	$547	$—
Note receivable from sale of asset	$—	$2,300

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Plan of Liquidation

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders. Pursuant to the plan of liquidation, as of May 7, 2004, we have sold 38 of the 47 (eighteen-hole equivalent) golf courses we once held interests in.

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

Due to the conditions in the golf industry at that time, in March 2002, we retained our financial advisor, Houlihan Lokey, to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our then corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender’s mortgage interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our borrower or foreclosing on our borrower’s interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey analyzed our immediate liquidation of the asset, and under the second scenario, Houlihan Lokey analyzed our holding the asset until no later than December 31, 2005 to seek to realize a modest recovery in the financial performance levels of the asset based on historical financial results. Following receipt of Houlihan Lokey’s report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously determined to proceed with our plan of liquidation without modification. In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors. Following receipt of Houlihan Lokey’s updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed their decision to proceed with our plan of liquidation without modification. As a result, we value the participating mortgage on our balance sheet based on our estimate of the resale value of the Resort at the conclusion of the holding period. At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumptions that we would take ownership of the Resort, that the Resort’s operations would begin to recover in 2004 and that by the end of the 2005 holding period the Resort would have realized a modest recovery generally in line with historical results (among other assumptions). At September 30, 2003, we wrote down the value of the participating mortgage from a value of $60.0 million to $44.2 million as described below.

During the latter half of 2003, we continued to negotiate for a global settlement of claims resulting from the borrower’s default of the participating mortgage of the Innisbrook Resort. However, these negotiations were delayed in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Resort) an updated forecast for the Resort for the year end results for 2003 and the calendar year 2004. As disclosed in our press release dated October 20, 2003, the updated forecast from Westin was materially less favorable than the forecasts we had received earlier from Westin regarding the same periods. The revised forecast from Westin included a forecast for golf operations at the Resort prepared by Troon Golf (which operates the golf courses at the Resort and which is an affiliate of Westin). Following our receipt of the revised forecast and the corresponding 2004 budget, we reviewed the budget methodology and economic assumptions underlying the 2004 budget from Westin in a series of meetings with Westin and Troon. The decline in the revised forecast from Westin resulted primarily from fewer than anticipated group bookings at the Resort in 2003 and the decrease in the number of advance bookings for 2004 currently on the books as compared to the same time last year, which led Westin to believe that the adverse economic conditions of the past two years at the Resort would continue throughout 2004.

In light of the revised forecast from Westin, some of the assumptions underlying our estimate of the participating mortgage’s value, as recorded on our June 30, 2003 balance sheet, were then in doubt. Specifically, we had assumed that the Resort’s recovery would begin in 2004. However, based on the limited information then available, Westin did not expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, even if the lodging industry as a whole did begin to recover in 2004. Based on the asset’s disappointing 2003 performance and the then 2004 performance forecast which was below our expectations, we expected that any economic recovery for this asset could be delayed by a year or more. In our prior SEC filings we have consistently stated that our assessment of the participating mortgage’s fair value may change at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written down in future periods. After we received and reviewed the revised forecast and the 2004 budget from Westin, and attended the 2004 budget review meeting with Westin and Troon, we determined that our assessment of the participating mortgage’s fair value had indeed changed based on the new facts and circumstances described for us and that a write-down was necessary to reflect the new information.

We are continuing to negotiate with the owner of the Innisbrook Resort regarding a possible consensual foreclosure or a possible conveyance to us in lieu of our foreclosure upon the borrower’s interest in the Resort.  However, we can provide no assurance as to whether we will be able to reach any consensual resolution or settlement with the owner/borrower. If no consensus resolution is reached, judicial action may ensue and the litigation might be protracted and expensive, and even in the event that we prevail in any such litigation, the owner/borrower might not meet its obligations to us as might be ordered by the court or it might declare bankruptcy. If this occurs and we decide to pursue judicial foreclosure of the borrower’s interest, it would likely be expensive and time-consuming and there is a risk to us that the owner/borrower might seek to obtain bankruptcy and/or other judicial protection. Even if we obtain ownership of the Innisbrook Resort, we expect to face the difficult task of seeking to realize a recovery in the financial performance levels at the Resort.

2.     Organization and Basis of Presentation

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees.  On January 30, 2003, we sold our last property (3.5 golf courses) that was under a participating lease.  We own and operate the remaining golf courses in our portfolio, excluding Innisbrook. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of May 7, 2004, we have interests in five properties which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.4 percent interest in our operating partnership as of May 7, 2004. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.2 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees held the only remaining minority interest in our operating partnership which was recently transferred from our former lessee to the current lessor (buyer) of this property (3.5 golf courses).

Adjustment to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and its approval by our stockholders, as required we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale, including the real estate pledged as collateral under our participating mortgage note receivable, as of March 31, 2004 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of March 31, 2004.  An adjustment of $19,000 is included in the March 31, 2004 consolidated statement of changes in net assets to reflect the amount of the reserve for capital expenditures at the golf courses that we own and manage.  There were no other liquidation basis of accounting adjustments for the three months ended March 31, 2004.

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

The following table summarizes the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2003	Payments	Adjustments	March 31, 2004

Severance	$2,201,000	$(68,000)	$—	$2,133,000
Professional fees	1,569,000	(246,000)	—	1,323,000
Financial advisor fees	451,000	—	—	451,000
Capital expenditures	11,000	(14,000)	19,000	16,000
Other	2,591,000	(241,000)	(214,000)	2,136,000
Total	$6,823,000	$(569,000)	$(195,000)	$6,059,000

Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements. Performance milestone payments aggregating approximately $2,526,000 were paid upon our complete repayment of our obligations under our secured credit facility.  One fourth of the second milestone payment ($165,230) due to our chief financial officer, Mr. Peters, was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement and a payment of 25% of the remaining earned milestone payment plus accrued interest will be paid to him upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining 50% of the remaining earned milestone payment, plus accrued interest, shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum. Our chief executive officer, Mr. Blair, is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our then applicable credit facility. Such payment will be made in due course; no outstanding conditions to this payment exist.  Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments. The severance payments in the table above of $68,000 were made pursuant to severance obligations that we have to other employees.

Included in the total payments under the Other category above is  $175,000 in payments ($119,000 which represents a 35% downpayment and two monthly installment payments) under our current directors and officers insurance policy which renewed on February 7, 2004 and expires on February 7, 2005.  Also, included in the total payments under the Other Category above is $42,000 in commitment fees paid to our lender under the revolving line of credit, $11,000 in diligence related costs paid to other third-parties in obtaining the revolving line of credit and $13,000 in interest paid on golf course property taxes.  The “Other” category also includes a non-cash adjustment of $214,000 which represents the difference in the redemption value of the 143,790 shares of our common stock that were pledged as collateral under a note receivable between the company and our chief executive officer, W. Bradley Blair, and the outstanding balance due under the related non-recourse note receivable.  On March 22, 2004, these shares were transferred to the company by our chief executive officer and the related note receivable was cancelled (see Note 6 for further discussion).

3.     Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with (i) generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting following stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission, or the SEC. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that such information should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

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

Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 of our OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of Golf Host Resorts on March 3, 2000. These 274,039 shares of our common stock, plus 79,663 of the shares of our common stock that they purchased at the time we made the loan to them (for a total of 353,702 shares) continue to be pledged as security for the borrower’s performance under the participating loan. Prior to the borrower’s default under the participating mortgage discussed below, we recognized interest income on a straight-line basis.

Attributed to the impact of the events of September 11th, the borrower failed to pay us interest when due, in arrears, for the month of October 2001. (Previously, the borrower’s affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly golf course rent when due, in arrears, for September 2001.) On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease.

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

Also on March 8, 2002, we delivered a legal notice to the borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage loan. The participating mortgage loan is a non-recourse loan. Accordingly, following an event of default thereunder, we cannot bring a legal action directly against the borrower to compel payment. Rather, our only recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the borrower that has been pledged as collateral to us to secure our loan to the borrower. Since the default, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below. We have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort.

We expect to finalize formal documentation of the global resolution in the near term; however, we can provide no assurances as to the terms or timing of any global settlement.

5.     Commitments and Contingencies

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. Under the court rules, the case may be restored to the active roster within one year and the statute of limitations will have been deemed to have been tolled during that year. If restored outside the one-year period, the normal three-year statute of limitations would run from the original accrual date. That time period would expire in March 2005.

Other Litigation

On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. We and the plaintiffs have agreed that we will respond to the complaint by May 18, 2004.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.  This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P.  Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P.  So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P.  The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees.  Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day.  In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid.  The court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002.  Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run.  In November 2003 the court entered a final judgment, and plaintiffs now have appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals.  The appeal currently is in the briefing stage.  A decision by the court of appeals could be issued by the end of 2004.  At this time, we are unable to assess the likely outcome of this litigation.

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

Refundable Initiation Fees

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at March 31, 2004 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

6.     Other Assets

Receivables—net consists of the following:

	(Liquidation Basis)
	March 31, 2004	December 31, 2003
	(unaudited)

Note receivable taken in sale of asset	2,313,000	2,313,000
Loans to officers	211,000	758,000
Other miscellaneous receivables—net	641,000	601,000
Receivables—net	$3,165,000	$3,672,000

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

Loans to Officers

Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. Pursuant to the terms of our officers’ amended and restated employment agreements, dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These loans were evidenced by promissory notes from the executives and secured by their holdings of 199,415 shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrued on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. Effective

July 1, 2002, we discontinued accruing interest on these loans for financial reporting purposes because the total outstanding balance exceeded the value of the collateral shares of common stock, computed based on the net assets available to common shareholders. Loans to officers were subject to an allowance for doubtful accounts of $897,000 to reflect the difference between the computed value of our officers’ pledged shares of their common stock compared to their value at the time that the shares were pledged, which was $8 per share. These loans mature at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower’s employment; or (iii) the date of the final distribution under the plan of liquidation.

Pursuant to a letter agreement that we entered into with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of GTA common stock which he owned and which secured his non-recourse loan (made to Mr. Blair in 2001 in the amount of  $1,150,320).  Mr. Blair’s outstanding loan balance as of March 22, 2004 was $547,000 (including accrued and unpaid interest through June 30, 2002 of $44,000 and after application of his portion of the allowance for doubtful accounts of $647,000).  The assigned shares of common stock were valued at the 10-day trailing stock price of $2.32 for a total value of approximately $333,000.  We applied this amount to the outstanding loan balance including accrued interest and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible).  The remainder of the unreserved loan balance of approximately $214,000 was written off against the “other” category of the liquidation accrual.  The loan to our chief financial officer of $461,000, including unpaid interest accrued as of June 30, 2002 (carried at $211,000 on March 31, 2004 after the allowance for doubtful account of $250,000) remains outstanding.  This loan is secured by our chief financial officer’s holdings of 55,625 shares of our common stock.

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

The other miscellaneous receivables include approximately $384,000 of member, trade and other miscellaneous receivables of our managed golf courses and $257,000 in notes receivable, including accrued interest, taken in participating lease terminations.

7.     Revolving Line of Credit

On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of March 31, 2004 is approximately $1,090,000. The initial draw resulting in this outstanding balance includes estimated amounts for working capital needs and closing costs, such as documentary stamp taxes that will be due upon the expected closing of the global settlement for the Innisbrook Resort.  Additional draw requests are permitted monthly on the first day of each month commencing May 1, 2004.

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

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of March 31, 2004, we have accrued and not paid eleven quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends.  Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our charter and the voting agreement.

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

Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our stockholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders. We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2004

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders.  We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees.  We sold our last property (3.5 golf courses) that was subject to a participating lease on January 30, 2003.  We own and operate golf courses, subject to our efforts to market the same for sale to third-parties.  In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of May 7, 2004, we have interests in five properties which represent nine golf courses. Five of these nine golf courses are owned by us and four (namely, the Innisbrook Resort golf courses) are collateral for a 30-year participating mortgage wherein we are the lender. The five golf courses that we own are held by us in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.4 percent interest in our operating partnership as of May 7, 2004. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.2 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees holds the only remaining minority interest in our operating partnership.

Significant Events since the filing of our annual report on Form 10-K on March 30, 2004

No significant events have occurred since March 30, 2004 (the filing date of our Form 10-K for the year ended December 31, 2003).

Our Participating Mortgage secured by the Innisbrook Resort

Recent Innisbrook Developments

During the first quarter of 2004, we continued to negotiate for a potential settlement of claims resulting from the borrower’s default under the participating mortgage at the Innisbrook Resort. We expect to resolve this matter in the near term, however, we can provide no assurances as to the finalization of a negotiated resolution, or as to the terms or timing of any such resolution.

Innisbrook Background

We are the lender under an original principal balance $79 million non-recourse loan, secured by a first mortgage on the Innisbrook Resort (other than the Resort’s condominium units). The Innisbrook Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997 as the lender. The borrower, Golf Host Resorts, Inc., owns the Innisbrook Resort (other than the condominium units). The borrower entered into an arrangement with many of the persons who own condominium units at the Resort. Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Innisbrook Resort. There are no separate hotel rooms. This group of condominums is known as the “rental pool”. Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Innisbrook Resort. The borrower also entered into an agreement with Troon Golf, LLC for Troon to manage the golf courses, and a separate management agreement with Westin Hotel Company for Westin to manage the condominium unit rental-pool and the conference facilities. Troon Golf, Westin Hotel Company and the borrower are all affiliates.

The loan term at inception was 30 years, with a contract initial base interest rate of 9.6% per annum and annual interest rate increases of at least 5%, but no more than 7%, of that amount for the first five years. We refer to this loan as a participating mortgage because the required mortgage payments include an interest component related to the borrower’s revenues from Resort operations. However, operations at the Resort have not resulted in any participating interest payments (as distinct from base interest payments) since 1999 (see note 4 to our condensed consolidated financial statements).

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

Year	Principal	Interest

2005	$721,535	$347,227
2006	1,082,303	304,379
2007	1,443,071	243,493
2008	1,803,839	164,569
2009	2,164,606	67,588
Total	$7,215,354	$1,127,256

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

Neither GTA nor any of our affiliates is a party to that lawsuit; however, it affects us insofar as any costs imposed on the borrower by the lawsuit might reduce the borrower’s willingness and ability to (a) make any participating mortgage payments to us to cure its default, or (b) enter into a settlement agreement with us regarding its current participating mortgage default (described below) on terms we believe are acceptable. Moreover, we believe the lawsuit clouds the value of the Innisbrook Resort in the near-term and thereby impairs the value of the collateral which secures our participating loan.

Innisbrook Strategy

In general, we have been facing a potential trade-off between (a) seeking to sell the participating mortgage on the Innisbrook Resort at the present time, as a distressed loan, which would likely result in a significant loss on our investment, but would likely hasten the completion of our liquidation, and (b) seeking to resolve the problems with our borrower and others associated with the Resort through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we, in conjunction with the Resort operators, namely Westin, as the Resort Manager (and Troon, the golf manager, through Westin), would seek to realize a modest recovery, based on past historical results. The latter alternative might allow us to recoup more of our investment, but would take considerably more time; therefore, our board will consider selling the Resort earlier if a reasonable offer is received.

When our financial advisor, Houlihan Lokey, evaluated our interest in Innisbrook in March 2002 and again in March 2003, they valued this asset under two different scenarios: a “forced liquidation” and an “orderly liquidation.” Both scenarios assumed that we would obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003. Under the “forced liquidation” scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive upon an immediate sale of the Innisbrook Resort. Under the “orderly liquidation” scenario, Houlihan Lokey then projected the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Resort’s operators, namely Westin (and Troon, through Westin) were to successfully realize a modest recovery based on past historical results. In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey’s then analysis projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

Houlihan Lokey updated its analysis of the Innisbrook Resort in March 2003. In a report we received on March 18, 2003, subject to various limiting assumptions, Houlihan Lokey’s then analysis projected that we would receive between $40 and $47 million under the forced liquidation scenario, and between $58 and $70 million under the orderly liquidation scenario.

The information we have provided related to Houlihan Lokey’s projections regarding the Innisbrook Resort are forward-looking statements, subject to this quarterly report’s introductory cautionary note and the risk factors listed herein. The actual value we may obtain from our participating mortgage interest might be much lower. Houlihan Lokey’s estimates were based on several assumptions about future events, including assumptions that we will successfully obtain fee simple title to the

Innisbrook Resort and then successfully realize a modest recovery in the financial performance of the Resort (which is dependent on the success of the Resort operators and a recovery in the travel and leisure sectors of the U.S. economy) and an assumption that we would not be subject to any material liability under any of the lawsuits we were defending at that time and in some cases are currently defending. Any or all of these assumptions might prove to be incorrect. Moreover, Houlihan Lokey’s projections were not based on any appraisals of the asset or any independent litigation risk assessments. Accordingly, we have not and you should not place undue reliance upon these projections.

In March 2002, following receipt of Houlihan Lokey’s 2002 report, our board determined that an immediate liquidation of the Innisbrook Resort did not then appear to be the more favorable option to our stockholders. After consideration of that report and other relevant facts, circumstances and assumptions and review of the alternatives then available to us, our board determined that it would be in our stockholders’ interests to seek a negotiated resolution to the borrower’s default in order to allow us to best preserve the value of our collateral. In view of the potentially advantageous result for our stockholders, our board approved a strategy of seeking to obtain title to the Innisbrook Resort and thereafter hold the asset until no later than December 31, 2005 to seek to realize a modest recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

Following review of Houlihan Lokey’s March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continue to believe that seeking a recovery in the Resort’s financial performance and a resolution of issues with the borrower (as opposed to actively marketing our Innisbrook interests for sale at a distressed price), is in our stockholders’ best interest. To that end, we have been negotiating with our borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Innisbrook Resort. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations from the Innisbrook Resort’s management that all cash generated by the business is retained in the operating entity. (These confirmations are consistent with its unaudited financial statements.) We currently expect to enter into a settlement agreement with our borrower and take control of the Innisbrook Resort (and all other assets of the operating entity) in the near term. As part of the global settlement, we expect (but cannot assure) the following:

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

•              to enter, through one of our subsidiary LLCs, into new management agreements with Westin, as the Resort manager, (and with Troon Golf, as the golf manager, through Westin), which we expect will incorporate a broad range of new revenue enhancement possibilities, accountability and reporting provisions;

•              to enter, through one of our subsidiary LLCs, into an agreement with our borrower regarding the residential development of an adjacent parcel of land, commonly called Parcel F, whereby both parties benefit  (which has occurred);

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

In the third quarter of 2003 we continued to negotiate for a global settlement of claims resulting from the borrower’s default. However, these negotiations stalled in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Resort) an updated Innisbrook forecast for the fourth quarter of 2003 and the calendar year 2004. As disclosed in our press release dated October 20, 2003, the updated forecast we received from Westin was materially less favorable than forecasts we had received earlier from Westin regarding the same periods. Westin’s revised forecast included a forecast for golf operations at the Resort prepared by Troon Golf (which currently operates the golf courses at the Resort and which is an affiliate of Westin). Following our receipt of the revised Westin forecast and the corresponding 2004 Westin budget, we reviewed the budget methodology and economic assumptions underlying the 2004 Westin budget in a series of meetings with Westin and Troon. The decline in the revised Westin forecast resulted primarily from fewer than anticipated group bookings at the Resort in 2003 and the decrease in the number of advance bookings for 2004 as compared to the same time last year, which led Westin to believe that the adverse economic conditions of the past two years at the Resort would continue throughout 2004.

Some of the assumptions underlying our estimate of the participating mortgage’s value, as recorded on our December 31, 2002 and June 30, 2003 statements of net assets, were more favorable than the updated assumptions contemplated in the revised forecast. Specifically, at that time we had assumed that the Resort’s recovery would begin in 2004. However,, Westin advised us that it did not expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, based on the information then available to it, even if the lodging industry as a whole does begin to recover in 2004. Thus, while it is too early to be certain, based on the asset’s disappointing 2003 performance, and the then Westin forecast of 2004 performance, which was below our expectations, we face the risk that any economic recovery for this asset will be delayed by a year or more. In our prior SEC filings we have consistently stated that our assessment of the participating mortgage’s fair value may decline at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods. After we received and reviewed the revised Westin forecast and the 2004 Westin budget and attended the 2004 Westin budget review meeting with Golf Host Resorts, Westin and Troon, we determined based on the newly received facts that our prior assessment of the participating mortgage’s fair value had declined and that a write-down was necessary to reflect the new information.

Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort. In our effort to determine the proper extent of the write-down, we considered the following information, among other factors.

•              Booking Information in 2003. As mentioned above, Westin’s bookings for the Resort in 2003 were disappointing and the lack of bookings resulted in a significant revenue decline as of year-end 2003 as compared to the prior year. Based on the Resort’s historical experience, we do not expect to be able to discern any near term 2004 booking trends for the Resort until the end of the peak season which typically concludes at the end of April. To compound the problem, advance booking data is becoming less useful as a leading indicator of the Resort’s performance because, in response to increased competition from discount Internet travel sites and other factors, booking windows have narrowed resulting in Resort reservations increasingly being booked within shorter time periods in advance of the stay.

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

•              Discussions with Westin Management. Following receipt of Westin’s 2004 through 2007 forecasts we, together with representatives of our financial advisor, met again with Westin representatives to discuss any differences in our view of the asset. The main difference seems to be that we believe greater potential is possible at the Resort over the next few years if Westin broadens the scope of its marketing approach to include relatively smaller business and personal groups, golf packages, transient stays and vacation bookings rather than focusing primarily on large corporate group bookings. Westin has informed us that they will attempt to broaden their marketing strategy for the Resort. As lender to the Resort owner, at the present time, we have no contractual control over how Westin manages the property pursuant to its management agreement with the owner (borrower), however, we have proposed modifications thereto pursuant to the proposed negotiated settlement with Golf Host and Westin.

•              Estimate of Fair Value. The single most important factor we considered in arriving at our then revised estimate of the Resort’s fair value was the result of a study that we commissioned in July of 2003 in anticipation of our taking ownership of the Resort by the end of 2003 and needing to allocate the implicit purchase price among different asset categories on our balance sheet at that time. This study included an estimate of the market value of the Resort’s real estate, an estimate of the fair market value in continued use of the Resort’s furniture, fixtures and equipment, or FF&E, inventory and an estimate of the fair value of the Resort’s identified contractual intangible assets. At our request, this study was expanded to include an estimate of the fair value of the Resort’s non-contractual but identifiable intangible items. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us as of October 2003. Accordingly, these estimates could change (and they could change in adverse ways) based on changes in events and circumstances.

Estimated Value of the Participating Mortgage/Amount of Write-Down.  Based on the above considerations and the other limited information available to us at that time (the date of the filing of our third quarter report on Form 10Q, November 14, 2003), for purposes of our September 30, 2003 balance sheet, we estimated the fair value of the participating mortgage under the “orderly liquidation” strategy (i.e., based on our estimate of the Resort’s resale value as a going concern at the end of the 2005 holding period) to be $44.2 million. Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage’s December 31, 2002 and June 30, 2003 value of $60 million. In arriving at this revised fair value estimate, we made several assumptions about future events, which may not occur, including the following:

•              we assumed that we will successfully obtain fee simple title to the Resort (and that the condominium owners litigation will be concurrently settled) in 2004;

•              we assumed that the Resort’s performance will begin to recover toward historical trend levels, but that this operational recovery will not begin at the Resort until 2005 (at least a year later than previously expected). We believe the timing of the Resort’s ultimate recovery (if any) depends heavily upon: the marketing and management skills of Westin (and Troon, as the golf manager, through Westin) as the Resort’s operator; the restoration of the corporate travel and meeting budgets to historical levels; and, a recovery in Florida’s resort and lodging industry and general improvement in travel, resort and lodging spending nationwide;

•              we assumed that we will have sufficient liquidity and capital resources to hold and operate the Resort through the end of the anticipated holding period. We face the risk that we might have insufficient liquidity and capital resources to hold the Resort for the current or any extended holding period. During the holding period, we currently anticipate that our liquidity and capital resources will come from: sales of our remaining five golf courses, representing four separate properties (for which we currently have a purchase agreement for one of these properties, but do not have purchase agreements or letters of intent on the other three of these properties); a decision by our board to seek short-term financing (which has occurred); and potential positive cash flows from the operations of Innisbrook and/or our other remaining properties; and

•              we assumed that the Resort will be operated by Westin, as Resort manager (and Troon, as golf manager, through Westin), in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period. We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable. We anticipate that such attainment will depend upon: the marketing and management skills of Westin, as Resort manager (and Troon, as golf manager, through Westin) as the Resort’s operator; and the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings. (Although we expect to have influence over Westin’s operating decisions, we have no contractual right to manage the asset and we continue to expect that the Resort will remain subject to a management agreement with Westin even after we take possession of the Resort. Accordingly, our direct ability to oversee such a change in marketing focus is limited.)

Since our October 20, 2003 press release regarding Westin’s new forecast for Innisbrook, we have received preliminary third-party indications of interest regarding a potential acquisition of the Resort, however, we have received no firm written offers. Our board might decide to sell our interest in the Resort prior to the end of the currently-anticipated holding period (i.e., prior to December 31, 2005) in response to a reasonable offer, if after consideration of the facts and circumstances at that time our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board to alter the orderly liquidation strategy in favor of an immediate sale. We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the asset’s fair value may change, and the asset may be again be written-down.

As previously discussed, we are seeking to finalize open issues and legal agreements on the consensual foreclosure of Innisbrook in the near term, however, we can provide no assurances as to the terms, timing or likelihood of any possible global settlement, if any. If we decide to pursue judicial foreclosure of the Resort, we expect that it would be expensive and time-consuming and there is a risk to us that the borrower might pursue and obtain bankruptcy and/or other judicial protection. We also face the risk that our negotiations with Westin might not be successful. If our settlement negotiations with Westin do not succeed, but we nonetheless become the owner of the Resort, we may become involved in potentially costly litigation with Westin regarding the effect of the subordination agreement and other issues. Any such litigation would likely focus on the extent, if any, to which we, as successor owner of the Resort, must assume the borrower’s outstanding liabilities to Westin under the original management agreement, among other issues. Nothing herein shall imply a view that we have any such obligation or that we do not have defenses to any allegations that we have such an obligation. Even if we successfully obtain ownership of the Resort, we, along with the Resort’s operator, Westin, as Resort manager (and Troon Golf, as golf manager, through Westin), expect to face the difficult task of seeking to realize a recovery in the Resort’s performance, which is currently hindered in part by the delay in and/or lack of any meaningful economic recovery in the relevant sectors of the U.S. economy. Because the borrower is insolvent, it cannot generally make distributions to its equity owners. We have also received confirmations (and corresponding unaudited financial statements) from the Resort’s management that all cash generated by the business is retained in the operating entity and is being utilized to cover Resort financial obligations.

At this time, no settlement of the essential elements of our disputes with the borrower has been reached, however, we have an expectation of reaching a comprehensive settlement in the near term. As we previously noted, we face the risk that we might be unable to reach any consensual resolution or settlement with the borrower or the other parties. Litigation may ensue, which might be protracted and expensive, and even in the event that we prevail in the litigation, the other parties might not meet their respective obligations to us. Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years. Our board of directors will continue to monitor and evaluate all of our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

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

Plan of Liquidation

Background to the Plan of Liquidation

On February 25, 2001, our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our company. The events and considerations leading our board to adopt the plan of liquidation are described in our proxy statement dated April 6, 2001, and are summarized in part below. The plan of liquidation contemplates the sale of all of our assets and the payment of (or provision for) our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of the company and our stockholders.

Our board’s decision to adopt the plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing stockholder value.

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

•              recapitalization of our company;

•              sale of some of our company’s assets; and

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

A third important factor that our board considered was the restrictions our corporate structure placed on our operations. As a specialty REIT, we were generally prevented by law from managing our own assets. Instead, we leased our properties to independent lessees. The inability of a REIT to operate its own specialty properties can result in the problem known as lessee leakage. This refers to the fact that the profit from successful operation of the REIT’s assets “leaks out” to the lessee/operator rather than accruing to the REIT/owner. We attempted to address the problem of leakage by entering into participating leases with our lessees in which the rent lessees pay includes an income-related component. Our participating leases were designed to provide us with limited participation in the economic upside from golf course operations, while leaving the economic downside risk with the lessee. However, many of our lessees were special purpose entities with limited capital and were unable to fund their rent payments from any source other than operations. If the lessee’s operations were not sufficient to pay the fixed minimum lease payments, the lessee would likely default on its participating lease obligations. We intended to protect ourselves in part against the risk of lessee default by taking collateral from the lessee (or its affiliate) at the time we entered into each participating lease. Generally, our golf course acquisitions were structured so that the seller would contribute its golf course to our operating partnership in exchange for operating partnership interests, or OP units, and our operating partnership would then lease the golf course back to a newly-formed affiliate of the seller. Our collateral for the lessee’s obligations usually consisted of a pledge of the seller’s OP units, with a value generally initially equal to approximately 15% of the purchase price. This collateral generally approximated 16 months of rent. The OP units are convertible into our common stock and, thus, their value fluctuates with our common stock price. As our stock price declined, beginning in mid-1998, the value of our collateral at each golf course steadily declined. This decline both made defaults by the lessees more likely and reduced the value of the collateral that we could turn to in the event of a lessee default.

A fourth important factor considered by our board during its then review of our strategic alternatives was that material defaults by lessees had occurred under participating leases at a number of our golf courses. In 1999, several of our lessees generated losses, and by March 2000, we had declared events of default under leases against our lessees at 12 golf courses (though the defaults at seven such golf courses were cured by their respective lessees). By the time we solicited stockholders’ approval for the plan of liquidation, we had taken possession of five of our golf courses from the lessees as a result of defaults by those lessees that resulted in eviction or voluntary relinquishment of the golf course by the lessees. In addition, at that time, we believed, based on information from the lessees, that the financial performance of the lessees of 25 of our golf courses was inadequate to support the payments required under the respective participating leases. The potential for additional defaults under our participating leases reduced the value of our golf courses and of our company to a potential buyer. In addition, lease defaults reduced the amount that we could borrow under our credit agreement, pursuant to a formula in the credit agreement. Under laws applicable to REIT’s, if we terminated a participating lease as a result of a lessee default, we were faced with the options of leasing the golf course to a new lessee, operating the golf course through a taxable subsidiary, engaging a management company to manage the golf course, or selling the golf course within 90 days in order to prevent the operating income from becoming disqualified income for REIT tax purposes. If we were to continue to operate the golf course and received too much disqualified income during a taxable year, we would lose our REIT status (unless we were entitled to relief under certain statutory provisions).

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

In connection with the plan of liquidation, we entered into a voting agreement with our sole preferred stockholder, AEW Targeted Securities Fund, L.P., or AEW. Under the voting agreement, AEW agreed, among other things, to vote in favor of the plan of liquidation. We agreed under the voting agreement, in the event that common stockholders approve the plan of liquidation and the agreement is not otherwise terminated, to redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment. We agreed to so redeem the Series A preferred stock promptly after we determine in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations. We further agreed that after paying dividends on the common stock for the first and second quarter of 2001, each in an amount not to exceed $0.25 per share, we would make no further regular dividend distributions on the common stock without AEW’s consent until the preferred stock was redeemed, other than distributions required to maintain our status as a REIT and other distributions that we might be required to make to avoid the payment of certain taxes resulting from the sale of our properties.

Also, in connection with the plan of liquidation, we entered into a purchase and sale agreement with an affiliate of our largest lessee, Legends Golf Management, LLC, or Legends, to sell to that affiliate up to 12.5 (eighteen-hole equivalent) golf courses leased by Legends. In addition, single-purpose affiliates of Legends would be released from their obligations to repay limited recourse working capital loans in the aggregate amount of approximately $6.6 million. Pursuant to the purchase and sale agreement, we could accept superior offers for these golf courses (other than the five Myrtle Beach golf courses) upon payment of a break-up fee to Legends. Because Mr. Young controlled Legends and was at that time a member of our board, a conflict of interest would have existed if Mr. Young participated in the board’s consideration and/or decision to approve the sale of these golf courses to Legends. The special committee, which was aware of Mr. Young’s interest in the Legends transaction, unanimously recommended that our board approve the transaction between us and Legends. In addition, both BAS and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. advised the special committee that, as of the date of their opinions, the consideration to be received by our operating partnership in the Legends transaction was fair to our operating partnership from a financial point of view. Mr. Young did not participate as a board member in any of the board discussions regarding the Legends agreement, and he recused himself from all board discussions after September 27, 2000. Mr. Young did appear before the board in his capacity as a prospective purchaser of the Legends golf courses. The negotiations among us, Legends and Legends’ lenders were protracted and did not result in a signed purchase and sale agreement until February 25, 2001. The purchase and sale agreement was effective as of February 14, 2001. Mr. Young was represented by separate counsel during these negotiations. Mr. Young resigned from our board immediately after the Legends purchase and sale agreement was approved.

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

Annual Updates to the Projected Range of Liquidating Distributions

The projections described below are forward-looking statements, subject to this report’s introductory cautionary note and the risk factors listed below.

 Original 2001 Range.  At the time we prepared our proxy statement soliciting stockholders’ approval for the plan of liquidation, dated April 6, 2001, management then estimated that if stockholders approved the plan, total liquidating distributions to common stockholders would be within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholders’ approval of the plan of liquidation. Management’s estimate at that time was based on numerous assumptions, notably including asset-by-asset estimated price ranges. (For assets covered by definitive purchase and sale agreements or letters of intent at that time, the then estimates were based on the prices specified in those documents, rather than a range.) These and other management estimates were included within a financial model developed with the assistance of Banc of America Securities, LLC in order to produce our overall estimated range of liquidating distributions. We use the term “Original 2001 Range” to refer to this 2001 projection of the range within which total liquidating distributions to common stockholder were contemplated. (As the context requires, the term “Original 2001 Range” also refers to the component estimate prices or price ranges for one or more particular golf courses, all of which contributed to the overall projected range of liquidating distributions.) The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the golf course’s respective Original 2001 Range absent a fairness opinion, an appraisal, or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

 Houlihan Lokey’s 2001 Range.  At the time management prepared the Original 2001 Range, one of our financial advisors, Houlihan Lokey, estimated that liquidating distributions to common stockholders would be lower, in the range of $9.53 to $13.26 per share. We refer to this projection as “Houlihan Lokey’s 2001 Range,” which term also refers to its component per-course estimated sale price ranges, as the context requires.

 Updated 2002 Range.  Conditions in the golf resort industry declined significantly in late 2001 and early 2002 primarily as a result of a decline in travel and leisure spending after the September 11th terrorist attacks. Most importantly for us, the borrower under our participating mortgage went into payment default, significantly reducing the resale value of our interest, as the lender, in our mortgage loan secured by the Innisbrook Resort. In light of these changed conditions, during the first quarter of 2002 our board re-engaged Houlihan Lokey to help the board analyze, among other things, whether it would be preferable to sell the participating mortgage immediately, in its distressed condition, or seek to restore the operating performance of the Innisbrook Resort first, before liquidating our interest therein. As explained above (see “Our Participating Mortgage Secured by the Innisbrook Resort”), based in part on Houlihan Lokey’s report, the board decided that seeking to restore the Resort’s performance would be in our stockholders’ best interest. We also asked Houlihan Lokey at that time to assist us in updating our projection of our total liquidating distributions in light of the golf course sale prices we received during the prior year as well as the new economic climate. Based in part on Houlihan Lokey’s report dated March 15, 2002, in the Spring of 2002 we projected at that time that our total liquidating distributions to common stockholders would be within the range of $6.01 to $9.43 per share. We refer to this projection as the “Updated 2002 Range.” The Updated 2002 Range was based on many assumptions and estimates. Notably, this projection assumed that we, along with the Innisbrook Resort’s operators, namely Westin and Troon Golf, would successfully achieve a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort; that all of our golf course assets would be sold by the end of 2002 (other than our interest in the Innisbrook Resort, which this estimate assumed would be liquidated in 2005); and that the condominium owner litigation at the Innisbrook Resort would be resolved by the time that we sold those properties, among many other limiting assumptions and estimates.

 Updated 2003 Range.  In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey’s report dated March 18, 2003, and subject to many limiting assumptions and uncertain estimates, we projected at that time that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation would be within the range of $4.75 to $7.21 per share. We refer to this projection as the “Updated 2003 Range.” In comparing the Updated 2002 Range and the Updated 2003 Range, the low end of the range decreased by $1.26, or 21% ($6.01 less $4.75), and the high end of the range decreased by $2.22, or 24% ($9.43 less $7.21). While there were several factors that contributed to the net variance, the primary reason for the net decrease was due to the reduction in the expected net free cash flow from Innisbrook for the four year period 2002 through 2005 (including a significant number of which were one-time non-recurring payments). This projection was a forward-looking statement, subject to this quarterly report’s introductory cautionary note and the risk factors listed in the section titled “Risks that might delay or reduce or liquidating distributions”. This projection was based on several assumptions about future events, including, among others, the following:

•              an assumption that we would successfully obtain ownership of the Innisbrook Resort;

•              an assumption that we, in conjunction with the Resort’s operators, namely Westin (and Troon Golf, through Westin), would be able to realize a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort by year-end 2005 (which implicitly assumes that economic recovery would begin sufficiently in advance of that date to support regular business and group leisure activity at the Innisbrook Resort by late 2005); and

•              an assumption that we would not be subject to any material liability under any of the lawsuits that we were defending at that time (February 2003).

 No New Range of Liquidating Distributions:  We have recorded the value of our golf courses and our participating mortgage (discussed in detail in an earlier section titled “Factors Considered in Preparing our Revised Estimate of the Resale Value of the

Resort”), at our current best estimates of fair value. However, at the present time we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. Subject to the following caveats, we do, however, believe that it may be possible to do so in future periods as the quality and reliability of information necessary to make estimates of cash flow and, correspondingly, value become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

Among other reasons, we do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period is because we have not been able to obtain sufficiently static financial data with respect to the Innisbrook Resort’s performance, which is necessary to establish a cashflow-based valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

•              the fact that we have not been able to obtain accurate forecasts from Westin regarding operating performance, among other factors, including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace. According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

•              the fact that the financial performance at the Resort has not begun to realize any positive impact from the economic rebound that has begun and that the Resort presently seems to be experiencing a modest downward trend, which is somewhat contrary to recent industry trends. Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Resort’s current trend and to realize the modest recovery currently being seen in the industry;

•              the fact that since the Resort is managed by a third-party management company, we presently do not have control and have only limited influence in the management or performance at the Resort, and that fact will not change after we take title to the Resort, whether pursuant to a global settlement or a foreclosure of the loan we hold at the Resort, because the loan, including the collateral interest in the real estate, are effectively subordinate to the management agreement with Westin;

•              the fact that the global settlement related to the pending disputes with (i) our borrower who is currently in default, and (ii) the Resort manager, Westin, have not been financially resolved or finally concluded, even though we contemplate the resolution thereof this year;

•              the fact that the litigation between our borrower and the homeowners association at the Resort (of which we are not a party) continues to cloud the future of the Resort from a valuation perspective, notwithstanding periodic, interim successes in the litigation by our borrower as reported to us by our borrower;

•              the fact of the threat of litigation with our borrower and/or Westin or the timing of our closing on the global settlement, creates uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which is used as a competitive advantage by our competitors when marketing their resort against the Resort;

•              the fact that we have not as yet received any firm offers from third-parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort; and

•              the fact of continued threats of terrorism and the impact thereof on the travel and lodging industry.

As a result of the foregoing, at the present time, we will continue to refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable.  However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to develop a reliable estimate of the range of liquidation distributions.

Any of these historical estimates might prove to be incorrect in materially adverse ways which might cause our actual liquidating distributions to be lower than our projections. We currently expect liquidating distributions to our common stockholders to begin after the sale of the Innisbrook Resort, originally planned for late 2005 which as indicated may be delayed.

All of the historical projections described above are forward-looking statements subject to this annual report’s introductory cautionary note and the risk factors listed herein. The historical projections are based on numerous estimates and limiting assumptions, including those listed above, any or all of which might prove to be incorrect in materially adverse ways. None of the projections are based on any appraisals of any of our assets, except Innisbrook which is based on a commissioned asset study, or any independent litigation risk assessments. The actual amount of our liquidating distributions could be lower than our historical projections (we are not providing any current projections), and the actual timing of our liquidating distributions could be later than our historical projections. Accordingly, you should not place undue reliance on the assumptions or historical projections above. Important factors that could cause such variances are discussed herein under the caption “Risks that might Delay or Reduce our Liquidating Distributions.”

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

Progress of our Liquidation Compared to our Original Projections

As of May 7, 2004, we have sold 29 of our 34 properties. (Stated in 18-hole equivalents, we have sold 38 of our 47 golf courses). Any equity redemption component of each sale price is valued as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $301.4 million are within the combined per-course ranges for the golf courses sold to date, as estimated during the preparation of Houlihan Lokey’s 2001 Range. However, our gross sales proceeds are $15.6 million, or 4.9%, below the low end of the combined Original 2001 Range. Of the twelve properties that have been sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (four in late 2001, three in 2002 and four in 2003). The events of September 11th, as well as the continuing decline in the economy after that date, negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board’s observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these twelve transactions at prices below the Original 2001 Range was fair to, and in the best interest of, the company and our stockholders.

For the period January 1, 2003 through May 7, 2004, we have disclosed comparisons of asset sale prices primarily against the Updated 2003 Range.  For the remainder of 2004, we intend to continue to disclose price comparisons (if at all) for the properties remaining in our portfolio primarily against the Updated 2003 Range.

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

The net assets of $26,218,000 at March 31, 2004 result in a liquidation distribution per share of $3.58.  The $3.58 is based on the net assets at a particular point in time (i.e., March 31, 2004) and does not take account of our corporate overhead expenses or the potential Resort overhead expenses which we expect will arise in the event that we assume ownership of the Resort during our anticipated holding period, but such corporate expenses will impact our ultimate liquidating distributions to our holders of common stock.  The $3.58 also does not take account of any positive operating cash flows that may be realized from any of our golf course assets, including the potential positive cash flows that may be realized from the Resort in the event we assume ownership thereof which will also impact our liquidating distributions to our holders of common stock.  The $3.58 is derived by dividing the net assets of $26,218,000 less loans to officers of $211,000 by the number of shares of common stock and common operating partnership units outstanding (7,777,000 less 506,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 506,005, described as follows (i) 365,380 shares of common stock owned by an affiliate of the borrower under the participating mortgage at the Resort and pledged to us as collateral under the participating mortgage, (ii) 55,625 shares of common stock pledged to us as security for the payment of our executive officers’ promissory notes, and (iii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse.  This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Assets Held for Sale

The following chart identifies each of our unsold properties:

Properties Held for Sale as of May 7, 2004

Property	Location	18-Hole Equivalent

Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Participating Mortgage	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0
Total		9.0

As of May 7, 2004, we have entered into the following arrangement for the disposition of one of our golf courses. This disposition is pending and we face the risk that it might not occur in the time and manner anticipated. We do not intend to issue any updates regarding this arrangement unless and until a closing occurs. After we enter into a purchase agreement, the buyer’s obligation to close is often subject to conditions, some of which might be within the buyer’s control. Accordingly, this sale could fail to close, in which case we would attempt to locate an alternate buyer and enter a new purchase agreement or seek to renegotiate the sale with the original buyer. Any such alternate or renegotiated transaction might be on terms less favorable than described below.

 Tierra Del Sol Sale Agreement.  On January 27, 2004, we entered into a definitive agreement for the disposition of the Tierra Del Sol Country Club to Falcon Ridge Development, LLC, for a price of $1.775 million, however, the proceeds of this sale are subject to the Agreement for Marketing and Joint Sale of Property whereby 17.5% of these proceeds will be paid to the Estate of Terrence J. Mulvihill and Golf Classic Resorts, LLC, the owner of the water rights and the executive 9-hole golf course at Tierra Del Sol. The buyer will also assume a liquor license note payable for $125,000. Under the terms of the sale agreement, the purchase price will be paid in cash at closing, subject to closing conditions and adjustments. The proposed buyer has requested an extension to complete the due diligence phase of the purchase process.  Assuming completion of the diligence phase within the extension timeline, the closing is expected to occur before May 31, 2004.

Application of Critical Accounting Policies

Liquidation Basis of Accounting

As a result of our board of directors’ adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Real estate held for sale includes the real estate pledged as collateral under our participating mortgage note receivable and the five golf courses (four properties) that we own and manage. Our most significant estimate is the fair value of our interest in the Innisbrook Resort, which was determined as previously described under the section titled “Factors Considered in Preparing our Revised Estimate of the Resale Value of the Resort”. The valuation of our four other properties is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Innisbrook Resort.

We hold a participating mortgage, as the first lender, secured by the Innisbrook Resort. The borrower is in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books prior to September 30, 2003, was $60 million. This value was toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey’s orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). The March 2003 valuation range assumes, among other things, that we will acquire direct ownership of the Resort and that the Resort will successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender’s mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). Based on the then current facts and circumstances, we recorded a write-down to the Resort’s value of $15,760,000 in the three months ended September 30, 2003 and the value of our lender’s mortgage interest in the Innisbrook Resort was then recorded and continues to be recorded at March 31, 2004 at $44.2 million on our balance sheet.

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

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at March 31, 2004 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

Results of Operations

Results of operations for the three months ended March 31, 2004 and 2003

For the three months ended March 31, 2004 and 2003, we recognized $1,596,000 and $2,886,000, respectively, in revenue from the operations of the golf courses that we manage and the participating leases that were formerly in place.  The decrease in revenues of $1,290,000, or  45%, is due to lost rental revenue of approximately $452,000 from the sale of Eagle Ridge (3.5 golf courses) that was sold in January 2003 together with $935,000 in lost operating revenue from 3.5 golf courses that we managed and subsequently sold in 2003 (1.0 in January 2003, 1.5 in April 2003 and 1.0 in June 2003), with the most significant being Sandpiper.  These decreases were offset by an increase of $97,000 in the revenue from the operations of the 5.0 golf courses that were managed throughout the three months ended March 31, 2004 and 2003.  Revenue from the operations of the 5.0 golf courses that we managed during the three months ended March 31, 2004 totaled $1,596,000.  For the same period in 2003, we managed 8.5 golf courses from which we recorded $2,434,000 in revenue from managed golf course operations.  Of these 8.5 golf courses, 5.0 were also managed during this period in 2004 and 3.5 were sold prior to the first quarter of 2004.

Expenses totaled $1,711,000 and $3,036,000 for the three months ended March 31, 2004 and 2003, respectively.  The period over period decrease was $1,325,000, or 44%, of which $984,000 represents the difference between the direct operating expenses of $1,321,000, in the aggregate, from the 5.0 golf courses that we managed during the three months ended March 31, 2004 compared to $2,305,000 in direct operating expenses of the 8.5 golf courses that we managed (for varying periods of time) during the three months ended March 31, 2003. The net operating income for the managed courses for the three months ended March 31, 2004 and 2003 was $275,000 and $129,000, respectively.  As noted above in the revenue discussions, we managed the 5.0 golf courses that we currently still own throughout the periods ended March 31, 2004 and 2003.  In the aggregate, these five golf courses recorded net income of $275,000 for the three months ended March 31, 2004, while they recorded a net loss of $7,000 for the three months ended March 31, 2003.  The change in the aggregate results period over period of $282,000 was due to a 6% growth in aggregate revenue and a 12% decrease in aggregate expenses (which is attributed almost solely to expense reductions at Tierra Del Sol located in Belen, New Mexico).

 Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the three months ended March 31, 2004 and 2003, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended March 31, 2004 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $390,000. Of this amount, approximately $225,000, or 58%, was salaries and benefits, $56,000, or 14%, was general counsel legal fees not specifically related to the plan of liquidation, $28,000, or 7%, was shareholder service related fees and expenses such as board fees and the remaining $81,000, or 21%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses.  This compares to general and administrative expenses of $731,000 incurred during the same period in 2003.  As we continue to liquidate our assets, we expect further, but more minor in nature, general and administrative expense reductions.  Of this amount for the three months ended March 31, 2003, approximately $379,000, or 52%, was salaries and benefits, $196,000, or 27%, was general counsel legal fees not specifically related to the plan of liquidation, $45,000, or 6%, was shareholder service related fees and expenses such as board fees and the remaining $111,000, or 34%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses.

For the three months ended March 31, 2004, interest expense was $19,000 compared to $821,000 for the three months ended March 31, 2003. The decrease of $802,000 is due to the fact that we paid in full the outstanding balance under our credit facility on June 19, 2003.  The interest expense of $19,000 for the three months ended March 31, 2004, 2003 represents $2,000 for a partial month of interest on our revolving credit line with Textron Financial Corporation and $17,000 in interest accruing to our executive officers on their remaining earned milestone payment.

We accrued a quarterly preferred dividend of $625,000 and $462,500 for the three months ended March 31, 2004 and 2003, respectively.  The interest rate on the preferred stock increased to 12.5% from 9.25% effective on July 22, 2003 (see further discussion below under the caption “Cash flows for the three months ended March 31, 2004 and 2003”).

Pursuant to a letter agreement that we entered into with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of GTA common stock which he owned and which secured his non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,320 pursuant to his amended and restated employment agreement dated February 25, 2001 which was amended on such date to facilitate the plan of liquidation) (see further discussion below under the caption “Contractual Obligations, Contingent Liabilities and Commitments”).  These shares were valued at the 10-day trailing stock price of $2.32 for a total redemption value of approximately $333,000.  We applied this amount to the outstanding loan balance and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible).  The remainder of the unreserved loan balance of approximately $214,000 was written off against the “other” category of the liquidation accrual.

As a result of the foregoing, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($1,065,000) compared to ($1,378,000) recorded for the three months ended March 31, 2004 and 2003, respectively.

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

Real estate held for sale includes the real estate pledged as collateral under our participating mortgage note receivable and the five golf courses (at four properties) that we own and manage. As of March 31, 2004, the valuation of the Resort is based on an asset study prepared by third-party experts in October 2003 that included a then estimate of the market value of the Innisbrook Resort’s real estate, an estimate of the fair market value of the Resort’s furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Innisbrook Resort’s identified contractual and non-contractual but identifiable intangible assets. The valuations of our five golf courses are based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property and on the property value ranges.

For the three months ended March 31, 2004, an adjustment of $19,000 was included in the consolidated statement of changes in net assets to reflect the capital expenditure reserve for the golf courses that we currently manage.  There were no other liquidation basis of accounting adjustments for the three months ended March 31, 2004.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002 and 2003 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Liquidity and Capital Resources

Our ability to meet our obligations in the near term is contingent upon our ability to sell our remaining four properties (except Innisbrook), to realize positive operating cash flow from the golf courses that we manage, to realize positive operating cash flows from Innisbrook (upon and assuming we take control thereof), or secure short-term financing (which has occurred). Currently, our only sources of cash flow are the monthly interest income we receive on a note receivable and a negligible distribution of net operating income from the four golf courses we own and manage; therefore, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of .25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of May 7, 2004 is approximately $1,090,000. The initial draw resulting in this outstanding balance includes estimated amounts for working capital needs and closing costs, such as documentary stamp taxes that will be due upon the expected closing of the global settlement for the Innisbrook Resort. Additional draw requests are permitted monthly on the first day of each month commencing with May 1, 2004.

We currently estimate that if we are able to sell our remaining assets as planned and we are able to maintain the revolving line of credit to address our cash needs between asset sales we will be able to pay our obligations pursuant to the plan of liquidation, however, there can be no assurances of the outcome of such plan or the accuracy of our estimates.

Cash flows for the three months ended March 31, 2004 and 2003

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

Cash flow used in operating activities for the three months ended March 31, 2004 was $378,000 compared to cash flow used in operating activities for the three months ended March 31, 2003 of $1,268,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The decrease in cash flows from operating activities for the three months ended March 31, 2004 was primarily due to the lost revenue, either from rents or direct revenue from operations, from the 3.5 golf courses sold in January of 2003 (Eagle Ridge), and the 1.0 golf course (Sandpiper) sold in June of 2003. Also affecting cash flow from operations were changes in other assets and liquidation liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and, subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2003 is primarily due to insurance premium payments made related to the renewal of our directors and officers insurance policy on February 7, 2004 and professional fees incurred in connection with our plan of liquidation.

We invested approximately $15,000 in golf course capital expenditures at the golf courses that we managed during the three months ended March 31, 2004 compared to $61,000 in the three months ended March 31, 2003. We did not have any cash flow provided by investing activities in the three months ended March 31, 2004; however, our investing activities for the first three months of 2003 provided $39,564,000 in cash flow from the sales of 4.5 golf courses.  Additionally, we had interest income of $8,000 on a note receivable originally taken in connection with the termination of a participating lease. During the three months ended March 31, 2003, we received $20,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.

During the three months ended March 31, 2004, we drew $1,090,000 against our revolving line of credit, that we obtained on March 18, 2004, primarily for working capital needs.  During the same period in 2003, we used $39,439,000 to pay down our outstanding debt under our credit agreement which was paid in full and retired with our last payment on June 19, 2003.

Off Balance Sheet Arrangements

Generally

As of March 31, 2004, we have no unconsolidated subsidiaries.

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

We have guaranteed an equipment operating lease for the Innisbrook Resort (with a maximum exposure of $145,000). This is an operating lease with monthly payments of $3,033 per month (made by Innisbrook) that expires in 2007. We have also guaranteed a second equipment operating lease for the Innisbrook Resort (with a maximum exposure of $162,000). This is an operating lease with monthly payments of $3,246 (made by Innisbrook) that expires in 2007.

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

Even though we have not yet obtained ownership of the Innisbrook Resort, the asset study prepared by third-party experts in October 2003 included a then estimate of the market value of the Resort’s real estate, an estimate of the fair market value of the Resort’s furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Resort’s identified contractual intangible assets. At our request, this study was expanded to include an estimate of the fair value of the Resort’s non-contractual but identifiable intangible items. The estimate of the fair market value of each of these asset groups was based on facts and circumstances known to us as of October 2003. Accordingly, these estimates could change (and they could change in materially adverse ways) based on changes in events and circumstances. As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Resort and, correspondingly, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject. We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed below under the caption  “Application of Critical Accounting Policies.”

We expect to assume ownership at the Innisbrook Resort in the near term subject to the possible completion of new Westin and Troon management agreements. While the economy in general appears to be slowly rebounding, the Resort continues to be impacted by effects of the economic recession and increased competition. Throughout the last year and a half, corporate meeting planners have been booking in shorter booking windows (45-90 days from date of stay where historically it had been 6-12 months prior to date of stay with some windows even wider), however, there have recently been some indications that booking windows may gradually be returning to traditional booking patterns for a destination resort.  However, Corporate planners may continue to be more focused on planning around convenience for their corporate traveler and maximizing meeting time by selecting meeting locations which provide the least travel inconveniences (given airport security guidelines enacted in response to terrorist activity and threats), for their attendees (i.e. locations in cities that are hubs for major airlines which eliminate or reduce the cost of connections and, correspondingly, travel time).  Also, recreation and social aspects of the corporate travel budgets have not yet been restored to historical levels, which results in less food and beverage and golf revenue from corporate group clients.  While certain preliminary signs indicate that transient and golf group business appear to be recovering to historical 2000 levels (although it is too early to be certain), the recovery of the corporate group business segment continues to be a challenge.  At this time, we do not expect to see any marked improvement until the latter half of 2004 or possibly 2005 for the reasons earlier discussed.

Based upon the financial results submitted to us by Golf Hosts Resorts, Inc., the net operating income of the property for the three months ended March 31, 2004 was approximately $1,036,000, which is a decrease in income from the same period in the prior year of approximately $331,000, or 24.2%. During the three months ended March 31, 2004, gross revenues declined approximately $260,000, or 2.1%, from the same period in the prior year.  Shortly before the end of March 2004, and too late in the quarter to replace the business, one of the Company’s long-standing customers was acquired by an unaffiliated entity.  Because of the acquisition, the customer had to postpone the scheduled conference at the resort until later in the year.  Normally, this customer would have produced approximately $1,000,000 within the first quarter of the year. Room nights for the period were down by 3.6% while room night spending levels were up by $7.93 per room night or 1.6%. The combined reduction in room nights and increase in average spending resulted in the reduction of gross revenues noted

above. Total operating expenses before depreciation and amortization were down by approximately $190,000, or 1.8%, for the three months ended March 31, 2004 as compared to the same period for the prior year. In addition, depreciation and amortization increased in the aggregate amount of approximately $261,000. As compared to the budget, revenue was approximately $281,000 or 2.2% below budget while net operating income was approximately 21.0% below budget for the three months ended March 31, 2004.

For the trailing twelve months ended March 31, 2004, net operating income is down approximately $1,013,000 or 60.8%, when compared to the trailing twelve months ended March 31, 2003. While operational revenues for the comparative twelve-month period were up by approximately $708,000, the net revenues were down for the comparative period by approximately $13,000 due to the recognition of income in December 2002 as a result of accounting adjustments.  Those adjustments were made to recognize the reclassification of income as it related to lease versus capital assets in the approximate amount of $295,000 and the offsetting of management fees against capital assets under the Westin management agreement in the approximate amount of $426,000.  REVPAR (revenue per available room), which is a standard operating measurement tool within the hotel industry, is in our judgment not a useful analytical tool at the Resort due to the rental pool arrangement and other significant revenue sources at the Resort, namely golf operations.  Revenue per room night and occupied room nights were approximately equal in the comparative twelve month trailing periods.  Operating expenses for the trailing twelve month period ended March 31, 2004 increased by approximately $1,533,000 or 4.2% over the twelve months ended March 31, 2003. Other expenses, which include participating interest, straight-line interest, income tax benefits and non-cash charges for depreciation and amortization are down by approximately $222,000. This reduction in other items is primarily the result of a decrease in the recognition of depreciation and amortization in the amount of approximately $532,000 and an increase in interest expense of approximately $310,000.  These fluctuations culminated in an increase of approximately $1,324,000 or 12.2%, in the loss for the trailing twelve months ended March 31, 2004, when compared to the same period in the prior year.

These results are unaudited and are provided by our borrower and not generated internally by us. Accordingly, we can provide no assurance as to the accuracy of these financial results.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on the liquidity and cash flow of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Employment Agreements and Employment Security Agreements	$2,133	$1,921	$212	$—	$—
Liquor license note payable (applies to a certain managed golf course)(1)	125	—	—	125	—
Operating lease agreements at the managed golf courses	1,036	353	514	169	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	17	10	5	2	—
Lease agreements for corporate office	109	39	70	—	—

Total	$3,420	$2,323	$801	$296	$—

(1)           included in accounts payable on the statement of net assets in liquidation.

Each type of contractual obligation listed in the table is discussed in more detail below.

Employment Agreements.  Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which was effective August 29, 2003, twenty-five percent of the remaining earned milestone payment, $165,230 plus accrued interest, was paid to him on September 30, 2003 and a payment of twenty-five percent of the remaining earned milestone payment plus accrued interest will be paid to him upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining fifty percent of the remaining earned milestone payment, plus accrued interest, shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at five percent (5%) per annum. Our chief executive officer, Mr. Blair, is also entitled to the final performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our then applicable credit facility. Such payment will be made in due course; no outstanding conditions to this payment exist. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above performance milestone payments that we have made. In addition, we have severance obligations to other employees aggregating $404,000 which have been provided for in the liquidation accruals.

Pursuant to the terms of our executive officers’ amended and restated employment agreements dated as of February 25, 2001 (which were amended to facilitate the plan of liquidation), we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair’s and 55,625 of Mr. Peters’) shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2003 and 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $497,000 and $400,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2003 and 2002, respectively. Subsequently, as a result of a letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us the shares of GTA common stock which secured the above-mentioned non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,319.95) and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible).

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

Since July 30, 2002, the Sarbanes-Oxley Act of 2002 has prohibited us from making further loans, or modifying the terms of pre-existing loans, to our officers.

 Liquor License Note Payable.  On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricts prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007. In the table above, we do not include interest payments because the prepayment restriction on the note expired on April 1, 2004 . This note will be assumed by the buyer when Tierra Del Sol is sold.

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

Lease agreements for GTA corporate office.  This represents the office space lease for our corporate office.

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

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of March 31, 2004, we have accrued and not paid eleven quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2004). Under our Series A charter document, because we now have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends. Although AEW did not exercise this right, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement).

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

Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003 (which was the second anniversary of our stockholders’ adoption of the plan of liquidation), AEW Targeted Securities Fund (or its transferee) had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the Series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders; however, this reduction in available funds for liquidating distributions has already been taken into account in the Updated 2003 Range. We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

Inflation

We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the Series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as the salary of our chief executive officer) automatically adjust for inflation, some of our rights are similarly indexed. For example, our participating mortgage interest as lender at the Innisbrook Resort provides for automatic annual interest increases (however, our borrower thereunder is currently in payment default and not meeting any of its obligations as they accrue) and our golf course fees at the properties we operate are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons’ yearly membership privileges.

Seasonality

The golf industry is seasonal in nature because of weather conditions, with fewer available tee times in the rainy season and the winter months. Conversely, revenues fall at the Innisbrook Resort during the summer months as a result of the hot Florida weather being less appealing for group golf outings and vacation destination golfers along with the fact that business conventions and meetings are typically held October through April, when business customers are relatively less likely to be on family vacations. In October 2003, the Innisbrook Resort hosted, and will host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues pick-up in the fourth quarter but are generally the greatest during the first quarter with guests coming form the northeast and other regions to enjoy the warm weather.  The Resort uses seasonal pricing (peak, shoulder, off-peak) to maximize revenues.  The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Under our prior (now defunct) participating lease structure, we expected to be insulated from the effects of seasonality in that the participating leases required our lessees to pay us base rent ratably throughout the year. Now that we manage our golf courses directly (except Innisbrook), we are experiencing some seasonal variability in our operating results, which seasonality is expected to increase in the event that we assume operations at the Innisbrook Resort.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

In our 2002 annual report on Form 10-K filed on March 31, 2003, we reported an updated projected range of liquidating distributions to common stockholders and an updated projection as to when liquidating distributions to common stockholders might commence. We refer to these projections as our Updated 2003 Range. Our expectations at that time regarding the amount of liquidating distributions we would then make and when we would then make them were based on many factors, including input from our financial advisors and our then estimates and assumptions. We face the risk that actual events might prove to be less favorable than those estimates and assumptions. Several important factors that could cause such a difference are described below. Although we have attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and perhaps in substantial respects. As a result, the actual amount of liquidating distributions we may pay to our common stockholders might be substantially less than our Updated 2003 Range of projected liquidating distributions. We also face the risk that the underestimation of the effects of these risks could result in no liquidating distributions to stockholders. Any liquidating distributions that are ultimately available might be paid substantially later than historically projected. Factors that could cause actual payments to be later or lower than the Updated 2003 Range include the matters discussed below.

We have recorded the value of our golf courses and our participating mortgage at our best estimates of fair value as of May 7, 2004. However, at the present time we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. Subject to the following caveats, we do, however, believe that it may be possible to do so in the event that the quality and reliability of information necessary to make reliable estimates of cash flow and, correspondingly, value become more reliable. However, we can provide no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

Among other reasons, we do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidating period because we have not been able to obtain sufficiently stable financial data with respect to the Resort’s performance which is necessary to establish a reliable valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

•              the fact that we have not been able to obtain accurate forecasts from Westin regarding operating performance, among other factors, including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace. According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

•              the fact that the financial performance at the Resort has not begun to realize any positive impact from the economic rebound that has begun and that the Resort presently seems to be experiencing a modest downward trend, which is somewhat contrary to recent industry trends. Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Resort’s current trend and to realize the modest recovery currently being seen in the industry;

•              the fact that since the Resort is managed by a third-party management company, we do not presently have control and have only limited influence in the management or performance at the Resort; and that fact will not change after we take title to the Resort, whether pursuant to a global settlement or a foreclosure of the loan we hold at the Resort, because the loan, including the collateral interest in the real estate, are effectively subordinate to the management agreement with Westin;

•              the fact that the global settlement related to the pending disputes with (i) our borrower who is currently in default, and (ii) the Resort manager, Westin, have not been financially resolved or finally concluded, even though we contemplate the resolution thereof this year;

•              the fact that the litigation between our borrower and the homeowners association at the Resort (of which we are not a party) continues to cloud the future of the Resort from a valuation perspective, not withstanding periodic, interim successes in the litigation by our borrower as reported to us by our borrower;

•              the fact of the threat of litigation with our borrower and/or Westin or the timing of our closing on the global settlement, creates uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which is used as a competitive advantage by our competitors when marketing their resort against the Resort;

•              the fact that we have not received any firm offers from third-parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort; and

•              the fact of continued threats of terrorism and the impact thereof on the travel and lodging industry.

As a result of the foregoing, at the present time, we will refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value becomes more reliable.  However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to develop a reliable estimate of the range of liquidation distributions.

You should not assume that the liquidating distributions have not declined, perhaps in material amounts, from the historical projections earlier provided.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and derivative litigation being filed against companies such as ours. We became involved in this type of litigation in connection with our plan of liquidation (and the transactions associated with it) in a legal action we refer to as the Crossley litigation. During the second quarter of 2003, the Crossely claim was dismissed with prejudice on our motion for summary judgment, which means that the lawsuit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could appeal the dismissal. We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff. Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us. Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such litigation, we might be liable for damages. We cannot predict the amount of such damages, if any, but they might be significant and would reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

Golf Host Resorts, Inc., the borrower under our $79 million participating mortgage on the Innisbrook Resort, has failed to make required payments to us since November 1, 2001 and our collateral is the subject of litigation among others. Consequently, the current resale value of our lender’s interest in the participating mortgage is impaired. If we are unable to resolve the borrower’s continuing default by negotiation, we intend to foreclose upon the collateral, which could be time-consuming and expensive and our ultimate recovery might be reduced, delayed or prevented by court order and/or diminished by the pending litigation.

We are the lender under a $79 million original balance participating loan secured by a mortgage on the Innisbrook Resort, near Tampa, Florida. The Innisbrook Resort consists of rental condominiums and conference facilities, currently managed by Westin Hotel Company, and four upscale golf courses, currently managed by Troon Golf. Westin and Troon are affiliated with Starwood Hotels & Resorts. The borrower, Golf Host Resorts, Inc., owns the Resort, other than the separately-owned condominium units. Our first priority mortgage extends to all real property at the Innisbrook Resort, other than the separately owned condominium units. A majority of the condominium unit owners participate in a rental pool whereby their condominium units are made available as hotel rooms to guests of the Resort. Some of the condominium owners have initiated legal action against the borrower regarding the borrower’s management of the rental pool.

Currently, the borrower is in monetary default under our participating mortgage due to the borrower’s failure, commencing on November 1, 2001, to make base interest payments to us. We may in the future determine that additional non-monetary defaults exist. We delivered a legal notice to the borrower on March 8, 2002, accelerating the entire amount of the participating mortgage as a result of the borrower’s default. We also sent a legal notice to Westin Hotel Company on March 8, 2002, asserting that Westin failed to comply with the terms of a subordination agreement between us and Westin, which Westin has contested, and we are attempting to negotiate a resolution of our dispute with Westin. We might become involved in litigation with Westin if we and Westin are unable to agree on our respective rights and obligations pursuant to Westin’s management agreement with the borrower and our subordination agreement with Westin. Any litigation might be expensive and time-consuming. We are negotiating with the borrower regarding a possible consensual foreclosure or a possible conveyance in lieu of foreclosure. In a negotiated resolution, we might agree to assume certain contingent liabilities of the borrower, potentially including liabilities and costs of the borrower related to the pending condominium owners’ legal action against the borrower and the advances under the Westin guarantee. If we agree to assume some of the borrower’s liabilities, if any, to the condominium owners (or other contingent liabilities), we will face the risk that our ultimate liability might be greater than we expected. In that case, a large verdict against us (or other contingent payout) would significantly reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

The participating mortgage loan is a non-recourse loan, which means that following an event of default by the borrower we cannot bring a legal action directly against the borrower to compel payment, but instead our recourse is to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the individually owned condominium units) and any other property of the borrower that has been pledged by the borrower to secure our loan. If we decide to pursue judicial foreclosure against the borrower, it would be expensive and time-consuming and there is a risk that the borrower might obtain judicial or bankruptcy protection. Even if we obtain ownership of the Innisbrook Resort, we would face the difficult task of seeking to revitalize its revenues. The terms of the management agreement with Westin require that Westin be retained as the operator of the Resort after a foreclosure.

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

We are seeking to conclude a negotiated resolution with the borrower as early as practicable in 2004 whereby the borrower’s interest in the Innisbrook Resort would be transferred to us or one of our affiliates. However, we can provide no assurance of a resolution, of the terms of any resolution, or the timing thereof.

Our estimate of the Innisbrook Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Innisbrook Resort for an amount less than our current estimate of its fair value, which would reduce our liquidating distributions to common stockholders.

Our estimate of the fair value of our participating mortgage interest in the Innisbrook Resort, as recorded on our books at March 31, 2004, is $44.2 million, which is lower than the $60 million valuation recorded in periods prior to September 30,

2003.  If there were no other changes to the factors underlying our Updated 2003 Range (and we cannot assure that fact or result), this difference in the valuation of the Innisbrook Resort would cause the Updated 2003 Range to shift lower by $1.90. Although we have not yet obtained ownership of the Innisbrook Resort, as previously disclosed, we have based our calculation of the participating mortgage’s liquidation value on an estimate of the future going-concern value of the Resort’s operations on the assumption that we will take possession of the Resort (subject to an amended management contract with Westin) and hold the Resort until the Resort’s operating revenues realize a modest recovery. The currently contemplated holding period, as determined by our board, extends to the end of 2005. In October 2003, we received from the Resort’s operator, Westin, an updated forecast of the net cash flow expected to be generated by the Innisbrook Resort in the fourth quarter 2003 and for the year 2004. Westin’s updated forecast was materially less favorable than Westin’s earlier forecasts for the same periods, which were among the factors considered by our management when arriving at the prior valuation. The decline in the Westin forecast resulted primarily from fewer than anticipated group bookings in the fourth quarter and the assumption that this trend would continue into 2004. In response to Westin’s forecast and our inquiries into Westin’s budget methodologies and the basis for Westin’s projections, as of September 30, 2003, we revised our estimate of the Resort’s fair value at the end of the holding period to $44.2 million. This valuation is above the low end of the valuation range for the Innisbrook Resort under the “forced liquidation” scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses (as described in more detail in our annual report on Form 10-K filed on March 31, 2003). We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed under the caption “Application of Critical Accounting Policies.”

As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Innisbrook Resort and, correspondingly, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

We do not rule out the possibility that we might decide to sell our lender’s interest in the Innisbrook Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if the offered amount is less than $44.2 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, factors or outcomes might cause our board to cease pursuing the “orderly liquidation” strategy in favor of an immediate sale. It is also possible that our board might decide to extend the currently contemplated holding period of this asset past 2005 if our board determines that to do so would be in our stockholders’ best interest in hope of realizing a better recovery on the asset after 2005. In any case, we face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and we might ultimately sell our interest in the Innisbrook Resort for less than our last estimates of its fair value. Accordingly, at some future date, our assessment of the asset’s fair value may change, perhaps in a material adverse manner based on facts and circumstances at that time, and the asset may again be written-down.

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

Further, in the case of our lender’s interest in the participating mortgage, if the bankruptcy court were to determine that the value of the Innisbrook Resort is less than the principal balance of the participating mortgage, the court may reduce our amount of secured indebtedness to the then-current value of the resort. Such an action would make us a general unsecured creditor for the difference between the then-current value of the resort and the amount of the outstanding indebtedness. Unsecured creditors are less likely than secured creditors to recover all of the amounts owed to them by a bankrupt borrower. A bankruptcy court also may:

•              grant the borrower time to cure a payment default on the loan;

•              reduce monthly payments due under the loan;

•              change the rate of interest due on the loan;

•              otherwise alter the loan’s repayment schedule;

•              change other terms of the loan; and,

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

We face the risk that both of our key executives might resign. In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter, was the last remaining milestone under Mr. Blair’s amended employment agreement and, therefore, his performance bonus is now due and payable by us.  Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain employed especially considering the reduction in their annual salaries. Following the disposition of our Sandpiper property in mid-2003 and the corresponding reduction in demands on Mr. Peters’ time, the compensation committee of our board of directors determined that management should seek to negotiate a reduced time commitment and a reduced salary arrangement with Mr. Peters and, therefore, we entered into an amended and restated employment agreement with Mr. Peters on August 29, 2003. Under this amended and restated employment agreement, Mr. Peters is expected to devote a specified number of hours per calendar quarter to our company, representing a substantially reduced time commitment from Mr. Peters’ former full-time commitment . Mr. Peters will continue to serve as our senior vice president, secretary and chief financial officer, as well as continuing to serve on our board of directors. Under the amended and restated agreement, we will pay Mr. Peters a salary of $12,000 per quarter. To the extent that we require more of Mr. Peters’ time, we will pay him on an hourly basis, up to a capped amount per diem. Additionally, under this amended and restated agreement Mr. Peters, is not entitled to the balance of his remaining milestone payment until certain golf course sales thresholds are met, as earlier described. Unless terminated earlier by us or Mr. Peters, this arrangement will terminate on June 30, 2004. Additionally, on March 22, 2004, we entered into a letter agreement with Mr. Blair, which, among other things, provides for Mr. Blair to receive a reduced base salary from us as of April 1, 2004, which is a result of an expected future reduction in the amount of time he is required to devote to our company and its business. As a result, effective April 1, 2004, Mr. Blair will receive 75% of his current base salary of $381,654, or $286,241. In addition, effective January 1, 2005, Mr. Blair will receive a further reduced annual base salary of $190,827, which is 50% of his current base salary as of March 31, 2004.

The resignation of Mr. Blair poses a relatively greater risk at this time in light of Mr. Peters’ reduced time commitment to our company. If Mr. Blair were to resign, we would likely ask Mr. Peters’ to increase his time commitment to our company or seek to hire a replacement for him. We face the risk that Mr. Peters might have made other commitments unrelated to us by that time and, therefore, might be unwilling or unable to return to full time employment with our company. The cost to us of hiring a replacement would likely depend upon the experience and skills required of such an individual in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on our company and the liquidation at that time. If and when the issues surrounding Innisbrook (our last significant asset in liquidation) are resolved, our need for a full-time executive may be less significant.

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

In addition to the four golf courses at the Resort, we have four other properties (or five eighteen-hole equivalent golf courses), one of which is currently subject to a sale agreement and the other three are not currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for the Innisbrook Resort and these other golf courses at amounts based on our estimates of their fair market values based on current indications of interest from potential buyers. However, we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses. The analysis performed by Houlihan Lokey as of March 18, 2003 (upon which our Updated 2003 Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion. Assumptions underlying our Updated 2003 Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive. For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course’s fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to our common stockholders will be delayed or reduced, perhaps in substantial ways.

As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Innisbrook Resort, nor as a result, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

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

However, our operations resulted in a net operating loss for income tax purposes during 2002 and 2003. Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2002 and 2003. As of March 31, 2004, we believe we have sufficient net operating loss carryovers to offset any gains we might recognize through our liquidation. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. The resulting tax liabilities would reduce the amount of cash available for liquidating distributions.

The holder of our Series A preferred stock might exercise its right to appoint two directors to our board of directors, which might result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholders.

We entered into a voting agreement with the holder of our preferred stock, AEW Targeted Securities Fund, L.P., pursuant to which the holder agreed to vote in favor of the plan of liquidation. The voting agreement provided that if we failed to redeem the Series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem it. We received such a demand from the preferred stock holder on May 23, 2003, but we do not have enough cash available to redeem the preferred stock. Our default in making a timely redemption payment gives the preferred stock holder the right under the voting agreement to appoint two new directors to our board. Our charter also gives the preferred stock holder the right to elect two new directors if and when dividends on the Series A shares are over six quarters in arrears. Currently, dividends on the Series A shares are eleven quarters in arrears. These director election rights are not cumulative, which means that the preferred stock holder may elect two, but not four, new directors. The current holder of the preferred stock, AEW Targeted Securities Fund, L.P., has informed us that it does not currently intend to exercise that right. However, we face the risk that it might decide to exercise such right in the future. The appointment of such directors to our board might reduce the efficiency of our board’s decision-making or result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stock holder.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

At some point during our liquidation, as expressly permitted by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust and our corporate existence would terminate. The SEC has historically allowed liquidating trusts to stop filing quarterly reports on Form 10-Q and to file unaudited annual financial statements on Form 10-K. Accordingly, if the SEC were to grant similar relief to any successor liquidating trust we may form, we might realize substantial legal and auditing cost savings over the remainder of our liquidation, as well as general and administrative cost savings such as corporate governance costs, certain insurance costs, and printing and reporting costs of a publicly traded company, among others. However, the plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full or until which time as they consent to such a contribution.

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

Our ability to meet our financial obligations to our creditors is contingent upon our ability to sell our remaining four assets (including the Innisbrook Resort). In the event we are not able to do so in a reasonable period of time and for reasonable amounts, we may experience severe liquidity problems, and not be able to meet the demands of our creditors in a timely manner. Subject to our liquidity through the Textron revolving line of credit, we may ultimately declare bankruptcy if we cannot meet our obligations to our creditors in a timely manner.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004. The total outstanding debt, at May 7, 2004, subject to interest rate exposure is $1,090,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $2,726 annualized increase or decrease in interest expense and cash flows (see Note 7 to our Consolidated Financial Statements for additional debt information). Although our participating mortgage loan receivable is also floating rate such that the periodic interest rate payments we are entitled to receive are subject to interest rate volatility, the participating mortgage has been in default since late 2001 and we do not currently expect it ever to be fully paid according to its terms.

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

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Because our Company only has seven employees, excluding golf course employees, two of the seven of which are the CEO and the CFO, all matters of a disclosable nature are typically addressed and handled by these two individuals. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2004, our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings.

We are currently involved in (or affected by) the following material legal proceedings:

On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. We and the plaintiffs have agreed that we are to respond to the complaint by May 18, 2004.

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

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We have asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We are seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The court dismissed the case on May 28, 2003. Under the court rules, the case may be restored to the active roster within one year and the statute of limitations will have been deemed to have been tolled during that year. If restored outside the one-year period, the normal three-year statute of limitations would run from the original accrual date. That time period would expire in March 2005.

Innisbrook Resort Condominium Owner Litigation

The Innisbrook Resort serves as collateral for a $79 million original balance non-recourse loan we made to the Resort’s owner, Golf Host Resorts, Inc., in 1997. The owner/borrower has entered into an arrangement with many of the persons who own condominium units at the Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against the borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

•              whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor’s rental pool, so long as there is a rental pool, by virtue of defendant’s alleged marketing promises to all purchasers of condominiums at the Resort;

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

•              whether the unit owners who signed the guaranteed lease agreement have the right to return to the master lease agreement without penalty, and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed lease agreement and the income they would have received under the master lease agreement; and

•              whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses, thereby adversely affecting the “private golf course” concept of Innisbrook.

Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against Golf Host Resorts, Inc. reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court’s ruling that the case could not proceed as a class action and has affirmed the lower court’s dismissal with prejudice of the veil piercing case.  No decision on the intervention appeal has been made.

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

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P.  Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P.  So far as the action concerns Golf Trust of America, L.P., Plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P.  The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees.  Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day.  In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that Plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid.  The Court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002.  Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run.  In November 2003 the Court entered a Final Judgment, and Plaintiffs now have appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals.  The appeal currently is in the briefing stage.  A decision by the Court of Appeals could be issued by the end of 2004.  At this time, we are unable to assess the likely outcome of this litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

Form 8-K Filings

During the quarter ended March 31, 2004, we did not file any current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant

Date: May 11, 2004	By: /s/	W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: May 11, 2004	By: /s/	Scott D. Peters
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

3.3.4

Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on February 9, 2004 and as currently in effect (previously filed as Exhibit 3.3.4 to our Company’s Annual Report on form 10-K, filed March 30, 2004, and incorporated herein by reference).

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

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through May 7, 2004

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

10.16.3

Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of March 22, 2004 (previously filed as Exhibit 10.16.3 to our Company’s Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).

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

10.22.1

Loan Agreement, dated as of March 18, 2004, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.1 to our Company’s Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).

10.22.2

Mortgage Security Agreement and Fixture Filing, dated as of March 18, 2004, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.2 to our Company’s Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).

14.1

Code of Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on February 9, 2004 (previously filed as Exhibit 14.1 to our Company’s Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).

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