Form 10-Q
period 2004-06-30
GOLF TRUST OF AMERICA INC
filed 2004-08-16
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2004

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

On August 9, 2004, there were 7,372,788 common shares outstanding of the registrant’s only class of common stock. On August 9, 2004, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 56.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended June 30, 2004

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

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF JUNE 30, 2004 (unaudited) AND DECEMBER 31, 2003
(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)

ASSETS
Real estate and mortgage note receivable — held for sale	$56,767	$57,042
Cash and cash equivalents	667	601
Receivables — net	3,175	3,672
Other assets	247	233
Total assets	60,856	61,548

LIABILITIES
Debt	1,090	—
Accounts payable and other liabilities	2,878	2,528
Dividends payable	6,164	4,914
Reserve for estimated costs during the period of liquidation	5,667	6,823
Total liabilities	15,799	14,265

Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	35,799	34,265

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$25,057	$27,283

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands) (unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003

Revenues
Revenue from managed golf course operations	$1,617	$2,815

Total revenues	1,617	2,815

Expenses:
General & administrative	377	653
Direct expenses from managed golf course operations	1,516	2,514
Total expenses	1,893	3,167

Operating loss	(276)	(352)

Other income (expense):
Interest income	47	59
Interest expense	(34)	(468)
Total other income (expense)	13	(409)

Loss before adjustment for liquidation basis	(263)	(761)
Adjustment for liquidation basis of accounting	(275)	88
Net loss available to common stockholders	(538)	(673)

Preferred dividends	(625)	(462)

Net change in net assets available to holders of common stock and OP units	$(1,163)	$(1,135)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands) (unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Revenues
Rent	$—	$452
Revenue from managed golf course operations	3,213	5,249
Total revenues	3,213	5,701

Expenses:
General & administrative	765	1,384
Direct expenses from managed golf course operations	2,837	4,819
Total expenses	3,602	6,203

Operating loss	(389)	(502)

Other income (expense):
Interest income	93	115
Interest expense	(53)	(1,289)
Total other income (expense)	40	(1,174)

Loss before adjustment for liquidation basis	(349)	(1,676)
Adjustment for liquidation basis of accounting	(294)	88
Net loss available to common stockholders	(643)	(1,588)

Value of common stock redeemed	(333)
Preferred dividends	(1,250)	(925)

Net change in net assets available to holders of common stock and OP units	$(2,226)	$(2,513)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(in thousands, unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Cash flows from operating activities:
Change in loss available to holders of common stock before preferred dividends and common stock redemption	$(643)	$(1,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to liquidation basis of accounting	294	(88)
Decrease in restricted cash	1,529
Decrease (increase) in other assets and receivables-net	(49)	620
Decrease (increase) in accounts payable and other liabilities	350	(101)
Decrease in liquidation liabilities	(943)	(4,827)
Net cash used in operating activities	(991)	(4,455)

Cash flows from investing activities:
Golf course improvements	(18)	(112)
Net proceeds from golf course dispositions	—	67,767
Decrease (increase) in notes receivable	(15)	112
Net cash (used in) provided by investing activities	(33)	67,767

Cash flows from financing activities:
Borrowings under revolving line of credit	1,090	—
Net repayments on debt	—	(69,003)
Net cash provided by (used in) financing activities	1,090	(69,003)

Net increase (decrease) in cash	66	(5,691)
Cash and cash equivalents, beginning of period	601	7,990
Cash and cash equivalents, end of period	$667	$2,299
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$18	$1,289
Non-cash transactions:
Cancellation of note receivable	$547	$—
Note receivable from sale of asset	$—	$2,300

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months and Six Months Ended June 30, 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.              Plan of Liquidation

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for our Company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our Company and our stockholders. Pursuant to the plan of liquidation, as of August 9, 2004, we have sold 38 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests.

At the time we prepared our proxy statement soliciting stockholders’ approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from the May 21, 2001 date of approval by our stockholders. While we have made significant progress in meeting the expectation we had at the time that the proxy was prepared, the completion of the plan of liquidation within the time-frame set-out in the proxy has not occurred, and we now know that, as described below, realizing the range of liquidating distributions per share set forth in the applicable proxy statement will not occur, particularly insofar as the disposition of our interest in the Innisbrook Resort is concerned.

Due to the conditions in the golf industry at that time, in March 2002, we retained our financial advisor, Houlihan Lokey, to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender’s mortgage interest in the Innisbrook Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our former borrower or foreclosing on our former borrower’s interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey analyzed our immediate liquidation of the asset, and under the second scenario, Houlihan Lokey analyzed our holding the asset until no later than December 31, 2005 to seek to realize a modest recovery in the financial performance levels of the asset based on historical financial results. Following receipt of Houlihan Lokey’s report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously determined to proceed with our plan of liquidation without modification. In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors. Following receipt of Houlihan Lokey’s updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed its decision to proceed with our plan of liquidation without modification. As a result, we value the participating mortgage on our balance sheet based on our estimate of the resale value of the Innisbrook Resort at the conclusion of the holding period. At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumptions that we would take ownership of the Innisbrook Resort, that the Innisbrook Resort’s operations would begin to recover in 2004 and that by the end of the 2005 holding period the Innisbrook Resort would have realized a modest recovery generally in line with historical results (among other assumptions).   At September 30, 2003, we wrote down the value of the participating mortgage from a value of $60.0 million to $44.2 million as described below.

During the latter half of 2003, we continued to negotiate for a settlement of all claims resulting from our former borrower’s default of the participating mortgage of the Innisbrook Resort. However, these negotiations were delayed in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Innisbrook Resort) an updated forecast for the Innisbrook Resort for the year end results for 2003 and the calendar year 2004. As disclosed in our press release dated October 20, 2003, the updated forecast from Westin was materially less favorable than the forecasts we had received earlier from Westin regarding the same periods. The revised forecast from Westin included a forecast for golf operations at the Innisbrook Resort prepared by Troon Golf (which operates the golf courses at the Innisbrook Resort).  Following our receipt of the revised forecast and the corresponding 2004 budget, we reviewed the budget methodology and economic assumptions underlying the 2004 budget from Westin in a series of meetings with Westin and Troon. The decline in the revised forecast from Westin resulted primarily from fewer than anticipated group bookings at the Innisbrook Resort in 2003 and the decrease in the number of advance bookings for 2004 currently on the books as compared to the same time last year, which led Westin to believe that the adverse economic conditions of the past two years at the Innisbrook Resort would continue throughout 2004.

In light of the revised forecast from Westin, some of the assumptions underlying our estimate of the participating mortgage’s value, as recorded on our June 30, 2003 balance sheet, were then in doubt. Specifically, we had assumed that the Innisbrook Resort’s recovery would begin in 2004. However, based on the limited information then available, Westin did not expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, even if the lodging industry as a whole did begin to recover in 2004. Based on the asset’s disappointing 2003 performance and the then 2004 performance forecast which was below our expectations, we expected that any economic recovery for this asset could be delayed by a year or more. In our prior SEC filings we have consistently stated that our assessment of the participating mortgage’s fair value may change at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written down in future periods. After we received and reviewed the revised forecast and the 2004 budget from Westin, and attended the 2004 budget review meeting with Westin and Troon, we determined that our assessment of the participating mortgage’s fair value had indeed changed based on the new facts and circumstances described for us and that a write-down was necessary to reflect the new information.   (See footnote 9, Subsequent Events, for discussion regarding the current status of the ownership of the Innisbrook Resort.)

2.  Organization and Basis of Presentation

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees.  On January 30, 2003, we sold our last property (3.5 golf courses) that was under a participating lease.  In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses.  As of August 9, 2004, we own five properties which represent nine golf courses. Four of these properties (5.0 golf courses) are owned and managed by us while the Innisbrook Resort is managed by Westin Management South. The four golf courses at Innisbrook are currently managed by Troon Golf through Westin.  As of June 30, 2004, the Innibrook Resort served as collateral for a 30-year participating mortgage wherein we were the lender and we held title to the other five golf courses in fee simple.  Upon the execution of the settlement agreement with our former borrower on July 15, 2004, subsequent to the end of the quarter, we obtained ownership of the Innisbrook Resort (see note 9, Subsequent Events, for further discussion).   We presently hold these five properties (9.0 golf courses) in fee simple. The nine golf courses are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses, except in the case of Innisbrook,  is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” The title to Innisbrook is held by a wholly owned subsidiary of Golf Trust of America, L.P., namely, GTA – IB, LLC.  Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”), holds a 99.5 percent interest in our operating partnership as of August 9, 2004. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees held the only remaining minority interest in our operating partnership which was recently transferred from our former lessee to the buyer of this property (3.5 golf courses).

Adjustment to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and its approval by our stockholders, as required we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale, including the real estate pledged as collateral under our participating mortgage note receivable, as of June 30, 2004 is based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of June 30, 2004.   An adjustment of $294,000 is included in the June 30, 2004 consolidated statement of changes in net assets to reflect a $275,000 write-down of certain golf course assets and a $19,000 increase in the reserve for capital expenditures at the golf courses that we own and manage.  There were no other liquidation basis of accounting adjustments for the six months ended June 30, 2004.

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

The following table summarizes the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2003	Payments	Adjustments	June 30, 2004

Severance	$2,201,000	$(138,000)	$	$2,063,000
Professional fees	1,569,000	(448,000)	—	1,121,000
Financial advisor fees	451,000	—	—	451,000
Capital expenditures	11,000	(18,000)	19,000	12,000
Other	2,591,000	(357,000)	(214,000)	2,020,000
Total	$6,823,000	$(961,000)	$(195,000)	$5,667,000

Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements. Performance milestone payments aggregating approximately $2,526,000 were paid upon our complete repayment of our obligations under our secured credit facility.  One fourth of the second milestone payment ($165,230) due to our chief financial officer, Mr. Peters, was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement and a payment of 25% of the remaining earned milestone payment plus accrued interest will be paid to him upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining 50% of the remaining earned milestone payment, plus accrued interest, shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum. Our chief executive officer, Mr. Blair, is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our then applicable credit facility. Such payment will be made in due course; no outstanding conditions to this payment exist.  Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments.   The severance payments in the table above of $138,000 were made pursuant to severance obligations that we have to other employees.

Included in the total payments under the Other category above is $259,000 in payments ($119,000 which represents a 35% down payment and five monthly installment payments) under our current directors and officers insurance policy which renewed on February 7, 2004 and expires on February 7, 2005.  Also, included in the total payments under the Other Category above is $42,000 in commitment fees paid to our lender under the revolving line of credit, $16, 000 in diligence related costs paid to other third-parties in obtaining the revolving line of credit, $13,000 in interest paid on golf course property taxes, $20,000 in printing costs related to the filing of our annual report on Form 10-K, and $7,000 in other miscellaneous costs.   The “Other” category also includes a non-cash adjustment of $214,000 which represents the difference in the redemption value of the 143,790 shares of our common stock that were pledged as collateral under a note receivable between the company and our chief executive officer, W. Bradley Blair, and the outstanding balance due under the related non-recourse note receivable.  On March 22, 2004, these shares were transferred to the company by our chief executive officer and the related note receivable was cancelled (see note 6, Other Assets,  for further discussion).

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with (i) generally accepted accounting principles (“GAAP”), and under the liquidation basis of accounting following stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

4.              Mortgage Note Receivable

In June 1997, our operating partnership closed and funded an initial $69.975 million participating mortgage to Golf Host Resorts, Inc., an entity affiliated with Starwood Capital Group LLC. The participating loan was secured by the Innisbrook Resort, a 72-hole destination golf and conference facility located near Tampa, Florida. The additional collateral included cash, excess land at the Innisbrook Resort and a security interest in the Tamarron Golf Course, which was released upon the achievement of certain performance levels. The operator of the Innisbrook Resort, Westin Hotel Company, guaranteed up to $2.5 million of debt service for each of the first five years, which guarantee was substantially funded. The initial loan of $69.975 million was increased by an additional $9 million loan (creating a total principal loan amount of $78.975 million), which was used for a nine-hole expansion and other improvements to the Innisbrook Resort facilities.

The loan term was 30 years from inception, with an initial base interest rate of 9.6% per annum, annual increases (of at least 5% but no more than 7%) in the interest payment for the first five years, and a participating interest feature throughout the term based upon the growth in revenues, if any, over the base year.

Golf Host Resorts used $8,975,000 of the proceeds of the loan to purchase 274,039 of our OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of Golf Host Resorts on March 3, 2000. These 274,039 shares of our common stock, plus 79,663 of the shares of our common stock that they purchased at the time we made the loan to them (for a total of 353,702 shares) were pledged as security for our former borrower’s performance under the participating loan. Prior to our former borrower’s default under the participating mortgage discussed below, we recognized interest income on a straight-line basis.

Attributed to the impact of the events of September 11th, our former borrower failed to pay us interest when due, in arrears, for the month of October 2001. (Previously, the borrower’s affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly golf course rent when due, in arrears, for September 2001.) On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease.

The former borrower under our participating mortgage failed to cure its non-payment of the October 2001 interest payment within ten days of the late notice that we sent on November 14, 2001 which constituted an event of default under our participating mortgage. We also sent a notice of default on November 14, 2001 to our former borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease. Subsequently, on June 30, 2002, the Lost Oaks participating lease was terminated and, on January 13, 2003 this golf course was sold.

On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of our former borrower. Westin has contested our claim that it breached the subordination agreement.

Also on March 8, 2002, we delivered a legal notice to our former borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage loan. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, we could not bring a legal action directly against our former borrower to compel payment. Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of our former borrower that had been pledged as collateral to us to secure our loan to our former borrower. Since the default, we have been seeking a negotiated foreclosure or settlement with the borrower as described in more detail below. We have been negotiating a global resolution of all aspects impacting the past, present and future performance of Innisbrook Resort. (See note 9, Subsequent Events, for discussion regarding the current status of the ownership of the Innisbrook Resort.)

5.              Commitments and Contingencies

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. Under the court rules, the case may be restored to the active roster within one year and the statute of limitations will have been deemed to have been tolled during that year.  If restored outside the one-year period, the normal three-year statute of limitations would run from the original accrual date.  That time period would expire in March 2005.

Other Litigation

On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint on enlargement of time in which to answer or otherwise respond to the plaintiffs’ complaint on May 5, 2004, and we filed a motion of defendants our company (together with our executive officers) to stay, and for enlargement of time in which to answer or otherwise respond to plaintiffs’ complaint on May 18, 2004.  The plaintiffs filed memoranda opposing the aforementioned motions on May 24, 2004 and June 4, 2004, respectively.  There has been no ruling from the court on either motion as yet.

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

Ordinary Course Litigation

Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage.  Since we are now the operator of our remaining golf courses we maintain insurance for these purposes. We are not currently subject to any material claims of this type.

Refundable Initiation Fees

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2004 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

6.  Other Assets

Receivables—net consists of the following:

	(Liquidation Basis)
	June 30, 2004	December 31, 2003
	(unaudited)

Note receivable taken in sale of asset	$2,313,000	$2,313,000
Loans to officers	211,000	758,000
Other miscellaneous receivables—net	651,000	601,000
Receivables—net	$3,175,000	$3,672,000

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

Loans to Officers

Historically, the compensation committee of the board authorized us from time to time to make loans to our officers to purchase shares of our common stock and to assist in their payment of their personal income tax liability arising in connection with their non-cash compensation and benefit arrangements. The table above includes a non-recourse note from one officer in the original amount of $445,000 which is secured by 55,625 shares of our common stock.  The carrying value of the note has been reduced to approximate book value per share. This loan matures at the earliest of the following: (i) February 25, 2006; (ii) three years following termination of the executive/borrower’s employment; or (iii) the date of the final distribution under the plan of liquidation.

Pursuant to a letter agreement that we entered into with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of GTA common stock which he owned and which secured his non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,000).  Mr. Blair’s outstanding loan balance as of March 22, 2004 was $547,000 (including accrued and unpaid interest through June 30, 2002 of $44,000 and after application of his portion of the allowance for doubtful accounts of $647,000).  The assigned shares of common stock were valued at the 10-day trailing stock price of $2.32  for a total value of approximately $333,000.  We applied this amount to the outstanding loan balance including accrued interest and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible).   The remainder of the unreserved loan balance of approximately $214,000 was written off against the “other” category of the liquidation accrual.   The loan to our chief financial officer of $461,000, including unpaid interest accrued as of June 30, 2002  (carried at $211,000 on June 30, 2004 after the allowance for doubtful account of $250,000) remains outstanding.  This loan is secured by our chief financial officer’s holdings of 55,625 shares of our common stock.

The other miscellaneous receivables at June 30, 2004 includes approximately $387,000 of member, trade and other miscellaneous receivables of our managed golf courses and $264,000 in notes receivable, including accrued interest, taken in participating lease terminations as compared to the other miscellaneous receivables at December 31, 2003 which included approximately $352,000 of member, trade and other miscellaneous receivables of our managed golf courses and $249,000 in notes receivable, including accrued interest, taken in participating lease terminations.

7.              Revolving Line of Credit

On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of June 30, 2004 was approximately $1,090,000.  Additional draw requests are permitted monthly on the first day of each month commencing May 1, 2004.   (See note 9, Subsequent Events, for further information.)

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

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below).  As of June 30, 2004, we have accrued and not paid twelve quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends.  Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our charter and the voting agreement.

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

9.              Subsequent Events

On July 14, 2004, we drew the remaining balance of $1,009,000 available under our revolving line of credit.  We will use these funds for working capital needs and approximately $617,000 in closing costs, such as documentary stamp taxes, incurred in connection with the global settlement for the Innisbrook Resort.  The maximum amount permissable of $2.1 million is now outstanding under this line of credit.

We entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with GTA-IB, LLC (“GTA-IB”), Golf Host Resorts, Inc. (“Former Borrower”), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC relating to the settlement of a number of issues between the parties, including Former Borrower’s default under the $79 million loan made by us to the Former Borrower in June 1997.  Pursuant to the Settlement Agreement, GTA-IB, one of our subsidiaries, settled claims relating to the loan to the Former Borrower and took ownership of the Innisbrook Resort.  In connection with the Settlement Agreement, GTA-IB and Westin Management Company South entered into a management agreement providing for Westin’s management of the Innisbrook Resort, and Westin and Troon Golf LLC entered into a facility management agreement providing for Troon’s management of the golf facilities at the Innisbrook Resort.

We had previously entered in to an agreement with the Former Borrower and the prospective purchaser of a parcel of undeveloped land within the Innisbrook Resort known as Parcel F.  This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement.  The Parcel F Development Agreement provides for the terms and conditions which Parcel F may be developed including restrictions to avoid interference with the operations of the Innisbrook Resort.

In connection with the Innisbrook Resort Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes.  Pursuant to our agreement with Elk Funding, L.L.C., these loans are to fund the Innisbrook Resort’s current working capital needs.  Promissory Note A is non-recourse loan for $700,000 which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F.  Interest will accrue on this unpaid balance at a rate of prime +1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due.  Promissory Note B is a recourse loan for $1,300,000, which is collateralized by a security interest in 50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. Interest will accrue on this unpaid balance at a rate of prime +1% until the earlier of the September 30, 2006 maturity date and the time that the assets collateralizing this note are sold and the note is repaid.   If during the term of the $1,300,000 principal amount note there is no default which has not been cured or expressly waived by the lender, the lender agrees to forgive approximately $122,000 of the principal of the note.  There are no specific financial reporting covenants in these two notes.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. We are engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders.  We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees.  We sold our last property (3.5 golf courses) that was subject to a participating lease on January 30, 2003.   We own and operate golf courses, subject to our efforts to market the same for sale to third-parties.  In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of August 9, 2004, following the July 15, 2004 execution of the settlement agreement relating to the Innisbrook Resort, we own five properties, held by us in fee simple, which represent nine golf courses. Five of these nine golf courses are managed by us and four (namely, the Innisbrook Resort golf courses) are under a management contract with an unaffiliated third-party, Westin Management Company South.   At June 30, 2004, prior to the July 15, 2004 settlement agreement, five of these nine golf courses were owned by us and four (namely, the Innisbrook Resort golf courses) were collateral for a 30-year participating mortgage wherein we were the lender.  The five golf courses that we owned at June 30, 2004 were held by us in fee simple.  The nine golf courses, including those at the Innisbrook Resort, are located in Florida (6), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership, except for the title to Innisbrook which is held by a wholly-owned subsidiary of Golf Trust of America, L.P., GTA – IB, LLC.   We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and GTA (together with all of their subsidiaries) collectively as “we”, “us” or our “Company.” Golf Trust of America, Inc., through its wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”) holds a 99.4 percent interest in our operating partnership as of August 9, 2004. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.2 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees holds the only remaining minority interest in our operating partnership.

Significant Events since the filing of our quarterly report on Form 10-Q on May 11, 2004

Significant events occurring since May 11, 2004 (the filing date of our Form 10-Q for the quarter ended March 31, 2004) include the matters discussed below.

•                  On June 30, 2004, we extended the term of the fourth amended and restated employment agreement of Scott D. Peters, our chief financial officer by an additional nine (9) months.  The amended employment agreement now expires on March 31, 2005.

•                  On July 6, 2004, Roy C. Chapman, a member of our Board of Directors since our IPO in 1997, died unexpectedly.  Mr. Chapman was a member of the Audit, Compensation and Nominating Committees of the Board of Directors.  He was an independent director and served as our “Audit Committee Financial Expert” as defined in Item 401(h) of Regulation S-K.  On July 12, 2004, the Board of Directors met and elected Mr. Fred W. Reams, also an independent member of our Board of Directors since our IPO in 1997, to serve as our “Audit Committee Financial Expert.”  Mr. Chapman has not been replaced on the Board of Directors.

•                  We entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with GTA-IB, LLC (“GTA-IB”), Golf Host Resorts, Inc. (“Former Borrower”), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC relating to the settlement of a number of issues between the parties, including Former Borrower’s default under the $79 million loan made by us to the Former Borrower in June 1997.  Pursuant to the Settlement Agreement, GTA-IB, one of our subsidiaries, settled claims relating to the loan to the Former Borrower and took ownership of the Innisbrook Resort, as described in more detail below.

The Innisbrook Resort

Recent Innisbrook Developments

During the second quarter of 2004, we continued to negotiate for a potential settlement of claims resulting from the former borrower’s default under the participating mortgage at the Innisbrook Resort.

On July 15, 2004, we entered into a settlement agreement with our former borrower and related parties and took control of the Innisbrook Resort.  As part of the settlement agreement, we did the following:

•                                          obtained fee simple title to the Innisbrook Resort real property and personal property (including all accounts) and took over all operations at the Innisbrook Resort through a number of companies under common ownership by our newly-formed, wholly-owned subsidiary, GTA-IB Golf Resort, LLC;

•                                          received the collateral pledged under the participating mortgage, which included 368,365 shares of our common stock and three condominium units within the Innisbrook Resort (including the Presidential Suite and the Penthouse);

•                                          entered into a settlement agreement with the former borrower, Golf Hosts Resorts, providing for (i) an orderly transition of ownership of the Innisbrook Resort and its integrated operations and contracts (including real estate sales activities) to us and (ii) limiting our liability for pre-transition events;

•                                          entered, through one of our subsidiary LLCs, into new management agreements with Westin, as the Innisbrook Resort manager (and with Troon Golf, as the golf manager, through Westin), which incorporated a broad range of new revenue enhancement possibilities, accountability and reporting provisions, controls over marketing, and also payment by us of certain fees related to termination rights, management fees and incentive fees;

•                                          entered, through one of our subsidiary LLCs, into an agreement with our former borrower regarding the residential development of an adjacent parcel of land, commonly called Parcel F; and

•                                          assumed, through one of our subsidiary LLCs, the responsibilities of the current Innisbrook Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which shall be subject to a contract with Westin);

Innisbrook Background

We were the lender under an original principal balance $79 million non-recourse loan, secured by a first mortgage on the Innisbrook Resort (other than the Innisbrook Resort’s condominium units).  The Innisbrook Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities.  We originated this loan in June 1997 as the lender.  The former borrower, Golf Host Resorts, Inc., owned the Innisbrook Resort (other than the condominium units).  The former borrower entered into an arrangement with many of the persons who own condominium units at the Innisbrook Resort.  Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Innisbrook Resort.  There are no separate hotel rooms.  This group of condominiums is known as the “rental pool”.  Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Innisbrook Resort.  The former borrower also entered into an agreement with Troon Golf, LLC for Troon to manage the golf courses, and a separate management agreement with Westin Hotel Company for Westin to manage the condominium unit rental-pool and the conference facilities.  Westin Hotel Company and Troon Golf are affiliates of the former borrower.

The loan term at inception was 30 years, with a contract initial base interest rate of 9.6% per annum and annual interest rate increases of at least 5%, but no more than 7%, of that amount for the first five years.  We refer to this loan as a participating mortgage because the required mortgage payments included an interest component related to the former borrower’s revenues from Innisbrook Resort operations.  However, operations at the Innisbrook Resort have not resulted in any participating interest payments (as distinct from base interest payments) since 1999 (see note 4 to our condensed consolidated financial statements).

In addition to the Innisbrook Resort itself, the collateral securing the former borrower’s performance under the participating mortgage included 368,365 shares of our common stock owned by the former borrower (and held by us, as the secured party) and three condominium units owned by the former borrower at the Innisbrook Resort.  The former borrower’s parent, Golf Hosts, Inc., guaranteed all of the former borrower’s loan payment obligations, however, Golf Hosts, Inc. has no significant assets other than its interest in the former borrower.  In June, 1997, Westin and the former borrower entered into an agreement pursuant to which Westin agreed to advance, in specified circumstances, up to $2.5 million per year to the former borrower for five years in the event that the Resort did not generate the levels of cash flow specified in that agreement.  We entered into a subordination agreement with Westin and the former borrower whereby Westin agreed to make such payments directly to us in specified circumstances, and we agreed that in the event of foreclosure, Westin would continue to manage the Innisbrook Resort pursuant to the existing management agreement.

Following September 11, 2001, the former borrower informed us that due to the erosion in the lodging industry performance resulting from the decline in the economy and the significant impact of the events of September 11th on the Innisbrook Resort’s operating performance, the former borrower might default on its mortgage payments to us.  Shortly thereafter, the former borrower’s affiliate, Lost Oaks, L.P. (the lessee of our Lost Oaks Golf Club), failed to pay us monthly golf course rent when due, in arrears, for September 2001.  The former borrower then failed to pay us interest when due, in arrears, for the month of October 2001.  On November 6, 2001, we notified Lost Oaks, L.P. that its failure to pay rent (as well as late charges and interest) for the month of September 2001 constituted an event of default under its participating lease.  On November 14, 2001, we sent a notice to the former borrower that its interest payment was overdue.  On that same day, we sent a notice of default to the borrower based upon the cross-default of its affiliate, Lost Oaks, L.P., under its participating lease.  (The participating lease at Lost Oaks golf course was terminated on June 30, 2002 and the golf course was subsequently sold on January 13, 2003.) On November 29, 2001, we notified the former borrower that its failure to cure its non-payment of the October 2001 interest payment within ten days of our previous notice constituted an event of default of the former borrower under our participating mortgage.

On March 8, 2002, we sent a notice to Westin Hotel Company alleging that Westin breached the subordination agreement by failing to remit payments directly to us, on behalf of the former borrower.  Westin has contested our claim that it breached the subordination agreement.  No litigation has been filed in this regard.  We had been seeking a resolution of this dispute, which we concluded as part of the global Innisbrook settlement discussed below.

Also on March 8, 2002, we delivered a notice to the former borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage.  The participating mortgage loan was a non-recourse loan.  Accordingly, following an event of default thereunder, we could not bring a legal action directly against the former borrower to compel payment.  Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon the Innisbrook Resort (other than the condominium units which are owned by third parties) and any other property of the former borrower that had been pledged as collateral to us to secure our loan to the former borrower.  From the time of the notice of the default until execution of the settlement agreement, we sought to resolve complex open issues in furtherance of a negotiated foreclosure or settlement with the former borrower as described above.

Rental Pool

In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Innisbrook Resort agreed with the condominium owners association that the former owner of the Innisbrook Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners.  This amount will be amortized and reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005 as reflected in the table below.  The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period (2005 to 2009).  If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.  As of September 2003, the refurbishment of all 617 rental pool units was completed.

Year	Principal	Interest

2005	$727,304	$345,470
2006	1,090,957	300,013
2007	1,454,609	236,374
2008	1,818,261	154,552
2009	2,181,913	54,548

Total	$7,273,044	$1,090,957

Approximately fifty condominium owners initiated legal action against the former borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement (see Part II, Item I. Legal Proceedings for further discussion).  At the present time, we are not a party to the lawsuit, nor are our affiliates.  It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement.  The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Innisbrook Resort.

Neither we nor any of our affiliates is a party to that lawsuit.

Innisbrook Strategy

Prior to the execution of the settlement agreement, we faced a potential trade-off between (a) seeking to sell the participating mortgage on the Innisbrook Resort, as a distressed loan, which would likely result in a significant loss on our investment, but would likely hasten the completion of our liquidation, and (b) seeking to resolve the problems with our former borrower and others associated with the Innisbrook Resort through a negotiated settlement or foreclosure of the Innisbrook Resort loan, after which we, in conjunction with the Innisbrook Resort operators, namely Westin, as the Innisbrook Resort manager (and Troon, the golf manager, through Westin), would seek to realize a modest recovery, based on past historical results.

When our financial advisor, Houlihan Lokey, evaluated our interest in Innisbrook in March 2002 and again in March 2003, they valued this asset under two different scenarios: a “forced liquidation” and an “orderly liquidation.” Both scenarios assumed that we would obtain a fee simple interest in the asset, either by completing a negotiated settlement or by foreclosing on our mortgage interest, by the end of the second quarter of 2003.  Under the “forced liquidation” scenario, Houlihan Lokey projected the range of total value we could reasonably expect to receive upon an immediate sale of the Innisbrook Resort.  Under the “orderly liquidation” scenario, Houlihan Lokey then projected the range of total value we could reasonably expect to receive if we were to hold the asset for a period of approximately 30-months (ending on or about December 31, 2005) and during that time we and the Innisbrook Resort’s operators, namely Westin (and Troon, through Westin) were to successfully realize a modest recovery based on past historical results.  In a letter dated March 15, 2002, subject to various limiting assumptions, Houlihan Lokey’s analysis as of that date projected that we would receive between $45 and $50 million under the forced liquidation scenario, and between $60 and $70 million under the orderly liquidation scenario.

Houlihan Lokey updated its analysis of the Innisbrook Resort in March 2003.  In a report we received on March 18, 2003, subject to various limiting assumptions, Houlihan Lokey’s analysis as of that date projected that we would receive between $40 and $47 million under the forced liquidation scenario, and between $58 and $70 million under the orderly liquidation scenario.

The information we have provided related to Houlihan Lokey’s projections regarding the Innisbrook Resort are forward-looking statements, subject to this quarterly report’s introductory cautionary note and the risk factors listed herein.  The actual value we may obtain may be much lower.  Houlihan Lokey’s estimates were based on several assumptions about future events, including assumptions that we would successfully obtain fee simple title to the Innisbrook Resort and then successfully realize a modest recovery in the financial performance of the Innisbrook Resort (which is dependent on the success of the operators of the Innisbrook Resort and a recovery in the travel and leisure sectors of the U.S. economy) and an assumption that we would not be subject to any material liability under any of the lawsuits we were defending at that time and in some cases are currently defending.  These assumptions might prove to be incorrect.  Moreover, Houlihan Lokey’s projections were not based on any appraisals of the asset or any independent litigation risk assessments.  Accordingly, we have not and you should not place undue reliance upon these projections.

In March 2002, following receipt of Houlihan Lokey’s 2002 report, our board determined that an immediate liquidation of the Innisbrook Resort did not then appear to be the more favorable option to our stockholders.  After consideration of that report and other relevant facts, circumstances and assumptions and review of the alternatives then available to us, our board determined that it would be in our stockholders’ interests to seek a negotiated resolution to the former borrower’s default in order to allow us to best preserve the value of our collateral.  In view of the potentially advantageous result for our stockholders, our board approved a strategy of seeking to obtain title to the Innisbrook Resort and thereafter hold the asset until approximately December 31, 2005 to seek to realize a modest recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

Following review of Houlihan Lokey’s March 2003 report and consideration of other relevant facts, circumstances and analyses, management and the board of directors continued to believe that seeking a recovery in the Innisbrook Resort’s financial performance and a resolution of issues with the former borrower (as opposed to actively marketing our Innisbrook interests for sale at a distressed price), is in our stockholders’ best interest.  To that end, we negotiated with our former borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Innisbrook Resort.  Because the former borrower is insolvent, it could not generally make distributions to its equity owners.  We have also received confirmations from the Innisbrook Resort’s management that all cash generated by the business is retained in the operating entity.  (These confirmations are consistent with its unaudited financial statements.)

During the third quarter of 2003 we continued to negotiate for a global settlement of claims resulting from the former borrower’s default.  However, these negotiations stalled in October when we received from the Westin Hotel Company (which operates the hotel and conference facilities at the Innisbrook Resort) an updated Innisbrook Resort forecast for the fourth quarter of 2003 and the calendar year 2004.  As disclosed in our press release dated October 20, 2003, the updated forecast we received from Westin was materially less favorable than forecasts we had received earlier from Westin regarding the same periods.  Westin’s revised forecast included a forecast for golf operations at the Innisbrook Resort prepared by Troon Golf (which currently operates the golf courses at the Innisbrook Resort).  Following our receipt of the revised Westin forecast and the corresponding 2004 Westin budget, we reviewed the budget methodology and economic assumptions underlying the 2004 Westin budget in a series of meetings with Westin and Troon.  The decline in the revised Westin forecast resulted primarily from fewer than anticipated group bookings at the Innisbrook Resort in 2003 and the decrease in the number of advance bookings for 2004 as compared to the same time for the prior year, which led Westin to believe that the adverse economic conditions of the past two years at the Innisbrook Resort would continue throughout 2004.

Some of the assumptions underlying our then estimate of the participating mortgage’s value, as recorded on our December 31, 2002 and June 30, 2003 statements of net assets, were more favorable than the updated assumptions contemplated in the revised forecast.  Specifically, at that time we had assumed that the Innisbrook Resort’s recovery would begin in 2004.  However, Westin advised us that it did not expect any significant improvement in corporate group spending at the Innisbrook Resort (or other significant new Innisbrook Resort bookings) in 2004, based on the information then available to it, even if the destination resort lodging industry as a whole did begin to recover in 2004.  Based on the asset’s disappointing 2003 performance, and Westin’s forecast of 2004 performance for Innisbrook at that time which fell below our expectations, we then faced and still face the risk that any economic recovery for this asset will be delayed by a year or more.  In our prior SEC filings we have consistently stated that our assessment of the participating mortgage’s fair value may decline at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods.  After we received and reviewed the revised Westin forecast for Innisbrook and the 2004 Westin budget for Innisbrook and attended the 2004 Westin budget review meeting with Golf Host Resorts, Westin and Troon, we determined based on the newly received facts that our prior assessment of the participating mortgage’s fair value had declined and that a write-down was necessary to reflect the new information.

Factors Considered in Preparing our Revised Estimate of the Resale Value of the Innisbrook Resort.  In our effort to determine the proper extent of the write-down at that time, we considered the following information, among other factors.

•                                          Booking Information in 2003.  As mentioned above, Westin’s bookings for the Innisbrook Resort in 2003 were disappointing and the lack of bookings resulted in a significant revenue decline as of year-end 2003 as compared to the prior year.  Based on the Innisbrook Resort’s historical experience, we did not expect to be able to discern at that time any near term 2004 booking trends for the Innisbrook Resort until the end of the peak season which typically concludes at the end of April.  To compound the problem, advance booking data was deemed to be less useful as a leading indicator of the Innisbrook Resort’s performance because, in response to increased competition from discount Internet travel sites and other factors, booking windows had narrowed resulting in Innisbrook Resort reservations increasingly being booked within shorter time periods in advance of the stay.

•                                          Extended Westin Forecasts for the Innisbrook Resort.  We obtained Innisbrook Resort’s then earnings forecasts from Westin for the years 2004 through 2007, which predicted relatively slow, steady growth from the Westin forecasted 2004 levels described above.  In general, these long-term Westin projections did not appear to assume a sharp recovery or rapid rebound from the depressed performance that the Innisbrook Resort had experienced in 2003.   Westin was assuming only marginal positive impact from any anticipated economic recovery in 2004 due in part to the effect on their 2003 performance of competition from two new resorts in their market.

•                                          Discussions with Westin Management.  Following receipt of Westin’s then forecast of 2004 through 2007 we, together with representatives of our financial advisor, met again with Westin representatives to discuss any differences in our view of the asset.  The main difference seemed to be that we believed greater potential is possible at the Innisbrook Resort over the next few years if Westin broadens the scope of its marketing approach to include relatively smaller business and personal groups, golf packages, transient stays and vacation bookings rather than focusing primarily on large corporate group bookings.  Westin informed us that they would attempt to broaden their marketing strategy for the Innisbrook Resort.

•                                          Estimate of Fair Value.  The single most important factor we considered in arriving at our then revised estimate of the Innisbrook Resort’s fair value was the result of a study that we commissioned in July of 2003 in anticipation of our taking ownership of the Innisbrook Resort by the end of 2003 and needing to allocate the implicit purchase price among different asset categories on our balance sheet at that time.  This study included an estimate of the market value of the Innisbrook Resort’s real estate, an estimate of the fair market value in continued use of the Innisbrook Resort’s furniture, fixtures and equipment, or FF&E, inventory and an estimate of the fair value of the Innisbrook Resort’s identified contractual intangible assets.  At our request, this study was expanded to include an estimate of the fair value of the Innisbrook Resort’s non-contractual but identifiable intangible items.  The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us as of October 2003.  Accordingly, these estimates could change (and they could change in adverse ways) based on changes in events and circumstances.

Estimated Value/Amount of Write-Down.  Based on the above considerations and the other limited information available to us at that time (the date of the filing of our third quarter report on Form 10Q, November 14, 2003), for purposes of our September 30, 2003 balance sheet, we estimated the fair value of the participating mortgage under the “orderly liquidation” strategy (i.e., based on our estimate of the Innisbrook Resort’s resale value as a going concern at the end of the 2005 holding period) to be $44.2 million.  Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage’s December 31, 2002 and June 30, 2003 value of $60 million.  In arriving at this revised fair value estimate in 2003, we made several assumptions about future events, which may not occur, including the following:

•                                          that we would successfully obtain fee simple title to the Innisbrook Resort (which has occurred) and that the condominium owners litigation will be concurrently settled (which has not yet occurred) in 2004;

•                                          that the Innisbrook Resort’s performance would begin to recover toward historical trend levels, but that this operational recovery would not begin at the Innisbrook Resort until 2005 (at least a year later than previously expected).  We believed the timing of the Innisbrook Resort’s ultimate recovery (if any) depends heavily upon: the marketing and management skills of Westin (and Troon, as the golf manager, through Westin) as the Innisbrook Resort’s operator; the restoration of the corporate travel and meeting budgets to historical levels; and, a recovery in Florida’s destination resort and lodging industry and general improvement in travel, resort and lodging spending nationwide;

•                                          that we would have sufficient liquidity and capital resources to hold and operate the Innisbrook Resort through the end of the anticipated holding period.  We face the risk that we might have insufficient liquidity and capital resources to hold the Innisbrook Resort for the current or any extended holding period.  During the holding period, we currently anticipate that our liquidity and capital resources will come from: sales of our remaining five golf courses, representing four separate properties (for which we currently have a purchase agreement for two of these properties, but do not have purchase agreements or letters of intent on the other two of these properties); a decision by our board to seek short-term financing (which occurred); and potential positive cash flows from the operations of Innisbrook and/or our other remaining properties; and

•                                          that the Innisbrook Resort would be operated by Westin, as resort manager (and Troon, as golf manager, through Westin), in a manner that generally approaches the level of operating performance we believe can be generated by the Innisbrook Resort during the anticipated holding period.  We face the risk that Westin and Troon might not manage the Innisbrook Resort at the levels we believe are attainable.  We anticipate that such attainment will depend upon: the marketing and management skills of Westin, as Innisbrook Resort manager (and Troon, as golf manager, through Westin) as the Innisbrook Resort’s operator; and the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings.

The estimate of $44.2 million is subject to the assumptions set forth in the prior paragraphs, and to the risk that the performance of the parties to the settlement agreement will fall short of our expectations.

Since our October 20, 2003 press release regarding Westin’s then new forecast for Innisbrook, we have received preliminary third-party indications of interest regarding a potential acquisition of the Innisbrook Resort, however, we have received no firm written offers.  Our board might decide to sell our interest in the Innisbrook Resort prior to the end of the previously anticipated holding period (i.e., prior to December 31, 2005) in response to a reasonable offer, if after consideration of the facts and circumstances at that time our board determines that the sale would be in the best interest of our stockholders.  However, we cannot presently predict what events, signals, factors or outcomes might cause our board to alter the orderly liquidation strategy in favor of an immediate sale.  We face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Innisbrook Resort for less than our current estimates of its fair value.  Finally, it is possible that at some future date our assessment of the asset’s fair value may change, and the asset may be again be written-down.

Prior to execution of the settlement agreement with Golf Host and Westin, Westin exercised management control of the Innisbrook Resort pursuant to existing contractual obligations with the prior owner.  One such obligation was the prospective required repayment to Westin of its approximately $11.0 million in prior advances to the Innisbrook Resort in the event of the termination of the management agreement.  These contractual obligations relating to Westin’s management were binding upon us in the event that we took title to the Innisbrook Resort by foreclosure or negotiated settlement.  Subject to our ability to restructure the terms of the management agreement and to enter into a new management agreement satisfactory to us, we determined that changing management companies at the Innisbrook Resort at this point in time in our Plan of Liquidation would be too costly, inefficient and not in the best interest of the performance of the Resort or our stockholders.  In connection with the negotiation of the settlement agreement, we entered into new agreements with Westin (and Troon through Westin) relating to the management of the Innisbrook Resort, including hotel operations and golf operations.  We believe these new agreements include provisions that are significantly improved from the owner’s perspective, particularly as they pertain to the redesigned management fee structure which we believe more effectively focuses Westin on achieving profitability for the Resort, our control over accounting, our control over marketing and Westin’s obligations to report to us.  Ultimate management control rests with Westin until such time as the July 15, 2004 management agreement with Westin is terminated or expires pursuant to its terms.  Now that we have obtained ownership of the Innisbrook Resort, we, along with the Innisbrook Resort’s operator, Westin, as resort manager (and Troon Golf, as golf manager, through Westin), expect to face the difficult task of seeking to realize a recovery in the Innisbrook Resort’s performance.  Because of the complexity of the issues surrounding the Innisbrook Resort, our efforts to recoup our investment in that asset could take many months and/or years.  Our board of directors will continue to monitor and evaluate all of our options from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.   As a function of this effort, we recently retained the same third-party experts that prepared the asset study that we commissioned in July of 2003 to update this study to provide the updated information necessary to allocate the implicit purchase price among different asset categories on our balance sheet as of the date that we assumed ownership of the Innisbrook Resort.  This study will include an estimate of the market value of the Innisbrook Resort’s real estate, and an estimate of the fair value of the Innisbrook Resort’s identified contractual intangible assets, non-contractual but identifiable intangible items as well a determination of the fair value of the Innisbrook Resort on an enterprise value basis.  We plan to update the estimated fair market value in continued use of the Innisbrook Resort’s furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose as we believe that this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time.  We expect to have the results of this asset study by December 31, 2004.

As earlier discussed, at the present time, we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the orderly liquidation period.

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

The increase in the number of golf courses contributed to a decline in the value of existing golf courses and poor financial performance by golf course operators.  For example, in March 1999, Meditrust divested its portfolio of 45 golf courses, known as its Cobblestone assets, for aggregate consideration of approximately $393 million, which was approximately $210 million less than it had paid for those golf courses in 1998.  Moreover, two of the largest golf course operators, Clubcorp, Inc. and American Golf Corporation had reported declines in net income for the first nine months of 2000, compared to the same period a year before, with Clubcorp reporting a net loss for the period.  Also in 2000, another operator, Arnold Palmer Golf, unable to complete its proposed initial public offering, had been unsuccessfully marketed for sale.  Additionally, Family Golf Centers, Inc. an owner and operator of golf practice facilities was suffering from liquidity troubles and a deteriorating stock price and, as a result, filed for bankruptcy relief in May 2000.  Finally, Golden Bear Golf, Inc., a diversified golf products and services company that went public in August 1996 at $16 per share, after suffering from cumulative net losses, delisted in July 2000 in a going private transaction in which publicly held shares were converted into the right to receive $0.75 per share.

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

A fourth important factor considered by our board during its then review of our strategic alternatives was that material defaults by lessees had occurred under participating leases at a number of our golf courses.  In 1999, several of our lessees generated losses, and by March 2000, we had declared events of default under leases against our lessees at 12 golf courses (though the defaults at seven such golf courses were cured by their respective lessees).  By the time we solicited stockholders’ approval for the plan of liquidation, we had taken possession of five of our golf courses from the lessees as a result of defaults by those lessees that resulted in eviction or voluntary relinquishment of the golf course by the lessees.  In addition, at that time, we believed, based on information from the lessees, that the financial performance of the lessees of 25 of our golf courses was inadequate to support the payments required under the respective participating leases.  The potential for additional defaults under our participating leases reduced the value of our golf courses and of our company to a potential buyer.  In addition, lease defaults reduced the amount that we could borrow under our credit agreement, pursuant to a formula in the credit agreement.  Under laws applicable to REITs, if we terminated a participating lease as a result of a lessee default, we were faced with the options of leasing the golf course to a new lessee, operating the golf course through a taxable subsidiary, engaging a management company to manage the golf course, or selling the golf course within 90 days in order to prevent the operating income from becoming disqualified income for REIT tax purposes.  If we were to continue to operate the golf course and received too much disqualified income during a taxable year, we would lose our REIT status (unless we were entitled to relief under certain statutory provisions).

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

Original 2001 Range.  At the time we prepared our proxy statement, dated April 6, 2001, soliciting stockholders’ approval for the plan of liquidation, management estimated that if stockholders approved the plan, total liquidating distributions to common stockholders would be within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholders’ approval of the plan of liquidation.  Management’s estimate at that time was based on numerous assumptions, notably including asset-by-asset estimated price ranges.  (For assets covered by definitive purchase and sale agreements or letters of intent at that time, the then estimates were based on the prices specified in those documents, rather than a range.) These and other management estimates were included within a financial model developed with the assistance of Banc of America Securities, LLC in order to produce our overall estimated range of liquidating distributions.  We use the term “Original 2001 Range” to refer to this 2001 projection of the range within which total liquidating distributions to common stockholder were contemplated.  (As the context requires, the term “Original 2001 Range” also refers to the component estimate prices or price ranges for one or more particular golf courses, all of which contributed to the overall projected range of liquidating distributions.) The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders.  However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the golf course’s respective Original 2001 Range absent a fairness opinion, an appraisal, or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

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

Updated 2002 Range.  Conditions in the golf resort industry declined significantly in late 2001 and early 2002 primarily as a result of a decline in travel and leisure spending after the September 11, 2001 terrorist attacks.  Most importantly for us, the former borrower under our participating mortgage went into payment default, significantly reducing the resale value of our interest, as the former lender, in our mortgage loan secured by the Innisbrook Resort.  In light of these changed conditions, during the first quarter of 2002 our board re-engaged Houlihan Lokey to help the board analyze, among other things, whether it would be preferable to sell the participating mortgage immediately, in its distressed condition, or seek to restore the operating performance of the Innisbrook Resort first, before liquidating our interest therein.  As explained above (see “Our Participating Mortgage Secured by the Innisbrook Resort”), based in part on Houlihan Lokey’s report, the board decided that seeking to restore the Innisbrook Resort’s performance would be in our stockholders’ best interest.  We also asked Houlihan Lokey at that time to assist us in updating our projection of our total liquidating distributions in light of the golf course sale prices we received during the prior year as well as the new economic climate.  Based in part on Houlihan Lokey’s report dated March 15, 2002, in the Spring of 2002 we projected at that time that our total liquidating distributions to common stockholders would be within the range of $6.01 to $9.43 per share.  We refer to this projection as the “Updated 2002 Range.” The Updated 2002 Range was based on many assumptions and estimates.  Notably, this projection assumed that we, along with the Innisbrook Resort’s operators, namely Westin and Troon Golf, would successfully achieve a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort; that all of our golf course assets would be sold by the end of 2002 (other than our interest in the Innisbrook Resort, which this estimate assumed would be liquidated in 2005); and that the condominium owner litigation at the Innisbrook Resort would be resolved by the time that we sold those properties, among many other limiting assumptions and estimates.

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

•                                          an assumption that we, in conjunction with the Innisbrook Resort’s operators, namely Westin (and Troon Golf, through Westin), would be able to realize a modest recovery, based on historical financial results, in the financial performance of the Innisbrook Resort by year-end 2005 (which implicitly assumes that economic recovery would begin sufficiently in advance of that date to support regular business and group leisure activity at the Innisbrook Resort by late 2005); and

•                                          an assumption that we would not be subject to any material liability under any of the lawsuits that we were defending at that time (February 2003) which, in fact, turned out to be the case.

No New Range of Liquidating Distributions:  We have recorded the value of our golf courses and the Innisbrook Resort (discussed in detail in an earlier section titled “Factors Considered in Preparing our Revised Estimate of the Resale Value of the Innisbrook Resort”), at our current best estimates of fair value.  However, at the present time we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period.  Subject to the following caveats, we do, however, believe that it may be possible to do so in future periods as the quality and reliability of information necessary to make estimates of cash flow and, correspondingly, value become more reliable.  However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

Among other reasons, the primary reason we do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period is because we have not been able to obtain sufficiently static financial data with respect to the Innisbrook Resort’s performance, which is necessary to establish a cashflow-based valuation of the Innisbrook Resort.  The factors giving rise to this uncertainty include, without limitation, the following:

•                                          that prior to the execution of the settlement agreement we were not able to obtain accurate forecasts from Westin regarding operating performance, among other factors, including, without limitation, the cash flow and bookings at the Innisbrook Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Innisbrook Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace.  According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

•                                          that the financial performance at the Innisbrook Resort has not begun to realize any significant positive impact from the economic rebound that has begun and that the Innisbrook Resort has been experiencing a modest downward trend, which is somewhat contrary to recent industry trends.  Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Innisbrook Resort’s downward trend and to realize the modest recovery currently being seen in the destination Innisbrook Resort industry which seems to be having a positive impact on sales efforts;

•                                          that although in connection with the settlement agreement we entered into a new management agreement with Westin providing for our increased control over accounting and marketing and improved provisions governing reporting by Westin, we do not directly manage the Innisbrook Resort;

•                                          that the litigation between our former borrower and approximately fifty of the condominimum owners at the Innisbrook Resort (to which we presently are not a party) continues to cloud the future of the Innisbrook Resort from a valuation perspective, notwithstanding periodic, interim successes in the litigation by our former borrower as reported to us by our former borrower;

•                                          that our competitors have used as a competitive advantage in marketing their resorts against the Innisbrook Resort the historical uncertainty surrounding the prospects of the future of the Innisbrook Resort;

•                                          the risk that our July 15, 2004 settlement agreement with Westin and our former borrower may prove less successful than anticipated, and that the performance of the parties to the settlement agreement will fall short of our expectations;

•                                          that we have not as yet received any firm offers from third-parties desiring to acquire the Innisbrook Resort which are of the type to allow us to reliably establish a value for the Innisbrook Resort;

•                                          uncertainty regarding the depth and timing of the economic recovery; and

•                                          continued threats of terrorism and the impact thereof on the travel and lodging industry.

Consequently, we will continue to refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range.  We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable.  However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to develop a reliable estimate of the range of liquidation distributions.

Any of these historical estimates might prove to be incorrect in materially adverse ways which might cause our actual liquidating distributions to be lower than our projections.  We currently expect liquidating distributions to the holders of our common stock to begin after the sale of the Innisbrook Resort, originally planned for late 2005 which as indicated may be delayed.

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

Moreover, preparing financial projections such as those above is difficult and time consuming.  Except as may be required by applicable law, we have no current intention to produce any further updates to our projected range of liquidating distributions.  In the future, the mere fact that we have not updated our historical projections does not indicate that we continue to endorse those historical projections or that they have not declined further; in fact, we believe the historical projections may be more favorable than the current facts..  All projections are inexact and subject to numerous risks and uncertainties.  You should not place undue reliance on any projections.

Progress of our Liquidation Compared to our Original Projections

As of August 9, 2004, we have sold 29 of our 34 properties. (Stated in 18-hole equivalents, we have sold 38 of our 47 golf courses).  Any equity redemption component of each sale price is valued as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $301.4 million are within the combined per-course ranges for the golf courses sold to date, as estimated during the preparation of Houlihan Lokey’s 2001 Range. However, our gross sales proceeds are $15.6 million, or 4.9%, below the low end of the combined Original 2001 Range. Of the twelve properties that have been sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (four in late 2001, three in 2002 and four in 2003). The events of September 11, 2001, as well as the continuing decline in the economy after that date, negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board’s observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these twelve transactions at prices below the Original 2001 Range was fair to, and in the best interest of, the company and our stockholders.

For the period January 1, 2003 through August 9, 2004, we have disclosed comparisons of asset sale prices primarily against the Updated 2003 Range.   For the remainder of 2004, we intend to continue to disclose price comparisons (if at all) for the properties remaining in our portfolio primarily against the Updated 2003 Range.

As earlier discussed, at the present time, we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the ranges earlier provided as representative of our current views on the subject.

The net assets of $25,057,000 at June 30, 2004 result in a liquidation distribution per share of $3.42.  The $3.42 is based on the net assets at a particular point in time (i.e., June 30, 2004) and does not take account of our corporate overhead expenses or the potential Innisbrook Resort overhead expenses which we expect will arise in the event that we assume ownership of the Innisbrook Resort during our anticipated holding period, but such corporate expenses will impact our ultimate liquidating distributions to our holders of common stock.  The $3.42 also does not take account of any positive operating cash flows that may be realized from any of our golf course assets, including the potential positive cash flows that may be realized from the Innisbrook Resort which will also impact our liquidating distributions to our holders of common stock.  The $3.42 is derived by dividing the net assets of $25,057,000 less loans to officers of $211,000 by the number of shares of common stock and common operating partnership units outstanding (7,409,000 less 141,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 140,625, described as follows (i)  55,625 shares of common stock pledged to us as security for the payment of our executive officers’ promissory notes, and (ii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse.  This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

As previously discussed, our estimate of the fair value of the Innisbrook Resort, as recorded on our books at June 30, 2004, is $44.2 million.  If there were no other changes to the factors underlying our Updated 2003 Range (and we cannot assure that fact or result), this difference in the valuation of the Innisbrook Resort would cause the low end of the Updated 2003 Range to decline from $4.75 to $2.85.  As noted above (see Estimated Value/Amount of Write-Down), we have engaged the expert that prepared the asset study performed in July of 2003 to update this study and determine the present enterprise value of the Innisbrook Resort.  In the event that the estimate of the fair market value of the Innisbrook Resort determined in this study is less than the valuation provided in the study performed in July of 2003, the difference in the valuation of the Innisbrook Resort would cause the lower end of the Updated 2003 Range to decline below $2.85.

Assets Held for Sale

The following chart identifies each of our unsold properties:

Properties Held for Sale as of August 9,  2004

Property	Location	18-Hole Equivalent

Black Bear	Orlando, FL	1.0
Wekiva	Orlando, FL	1.0
Innisbrook Resort	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0
Total		9.0

As of August 9, 2004, we have entered into the following arrangements for the disposition of two of our golf courses. These dispositions are pending and we face the risk that they might not occur in the time and manner anticipated. We do not intend to issue any updates regarding these arrangements unless and until a closing occurs. After we enter into a purchase agreement, the buyer’s obligation to close is often subject to conditions, some of which might be within the buyer’s control. Accordingly, these sales could fail to close, in which case we would attempt to locate an alternate buyer and enter in to a new purchase agreement or seek to renegotiate the sales with the original buyers. Any such alternate or renegotiated transaction might be on terms less favorable than described below.

Wekiva Sale Agreement.  On January 27, 2004, we entered into a definitive agreement for the disposition of the Wekiva Golf Club to Casselberry Golf Club, Inc. The price that Casselberry Golf Club, Inc. will pay if the agreement for the disposition of Wekiva closes will fall within the Updated 2003 Range of sales prices for this asset of $2.0 to $3.0  million.  A refundable earnest money deposit of $100,000 was made on July 22, 2004. Under the terms of the sale agreement, the purchase price will be paid in cash at closing, subject to closing conditions and adjustments.    The closing is expected to occur on or before September 1, 2004.

Black Bear Sale Agreement.  On July 27, 2004, we entered into a definitive agreement for the disposition of the Black Bear Golf Club to Ashley Fields, LLC.  The price that Ashley Fields, LLC will pay if the agreement for the disposition of the Black Bear Golf Club closes will fall within the Updated 2003 range of sales prices for this asset of $1.5 to $2.0 million.  A refundable earnest money deposit of $100,000 was made on August 2, 2004.  Under the terms of the sale agreement, the purchase price will be paid in cash at closing, subject to closing conditions and adjustments.   The closing is currently expected to occur on or before September 25, 2004.

Application of Critical Accounting Policies

Liquidation Basis of Accounting

As a result of our board of directors’ adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Real estate held for sale includes the Innisbrook Resort as well as the five golf courses (four properties) that we own and manage. Our most significant estimate is the fair value of the Innisbrook Resort estimated to be $44.2 million, which was determined as previously described under the section titled “Factors Considered in Preparing our Revised Estimate of the Resale Value of the Innisbrook Resort”. The valuation of our four other properties is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Estimated Liquidation Value of the Innisbrook Resort (formerly pledged as collateral under a participating mortgage receivable).

As of June 30, 2004, we held a participating mortgage, as the first lender, secured by the Innisbrook Resort. At that time, our former borrower was in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books prior to September 30, 2003, was $60 million. This value was toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey’s orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). The March 2003 valuation range assumes, among other things, that we will acquire direct ownership of the Innisbrook Resort and that the Innisbrook Resort will successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender’s mortgage interest in the Innisbrook Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). Based on the current facts and circumstances at the time, we recorded a write-down to the Innisbrook Resort’s value of $15,760,000 in the three months ended September 30, 2003 and the value of our lender’s mortgage interest in the Innisbrook Resort was then recorded and continued to be recorded at June 30, 2004 at $44.2 million on our balance sheet.

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

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at June 30, 2004 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

Results of Operations

Results of operations for the three months ended June 30, 2004 and 2003

For the three months ended June 30, 2004  we recognized $1,617,000 in revenue from the operations of the 5.0 golf courses that we own and manage compared to $2,815,000 in revenue from the operations of the 7.5 golf courses that we owned and managed for varying periods of time during the same period in 2003.  The decrease in revenues of $1,198,000, or 43%, is primarily due to $1,157,000 in lost operating revenue from Sandpiper (1.0 golf courses) which we managed and subsequently sold in June 2003.  Additionally, there was a 3% decrease ($42,000) in the aggregate revenue from the operations of the 5.0 golf courses that were managed throughout both the three months ended June 30, 2004 and the three months ended June 30, 2003.  Of the 7.5 golf courses that we managed during the three months ended June 30, 2003, 2.5 were sold during the second quarter of 2003.

Expenses totaled $1,893,000 and $3,167,000 for the three months ended June 30, 2004 and 2003, respectively.  The period over period decrease was $1,274,000, or 40%, of which $998,000 represents the difference between the direct operating expenses of $1,516,000, in the aggregate, from the 5.0 golf courses that we managed during the three months ended June 30, 2004 compared to $2,514,000 in direct operating expenses of the 7.5 golf courses that we managed (for varying periods of time) during the three months ended June 30, 2003. The net operating income for the managed courses for the three months ended June 30, 2004 and 2003 was $101,000 and $301,000, respectively.   As noted above in the revenue discussions, we managed the 5.0 golf courses that we currently still own throughout the periods ended June 30, 2004 and 2003.  In the aggregate, these five golf courses recorded net income of $101,000 for the three months ended June 30, 2004, while they recorded a net loss of $251,000 for the three months ended June 30, 2003.  The improvement in the aggregate results period over period of $352,000 was due to a 3% growth in aggregate revenue and a 21% decrease in aggregate expenses (with the most significant expense reductions occurring at Tierra Del Sol located in Belen, New Mexico).

Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the three months ended June 30, 2004 and 2003, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended June 30, 2004 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $377,000. Of this amount, approximately $195,000, or 52%, was salaries and benefits, $58,000, or 15%, was accounting, audit and tax fees, $36,000, or 10%, was shareholder service related fees and expenses such as Chase Mellon fees and board fees and the remaining $88,000, or 23%, included rent, utilities, property tax and insurance on our office space,  travel expenses, general office expenses and all other operating expenses.  This compares to general and administrative expenses of $653,000 incurred during the same period in 2003.   Of this amount for the three months ended June 30, 2003, approximately $353,000, or 54%, was salaries and benefits, $72,000, or 11%, was general counsel legal fees not specifically related to the plan of liquidation, $38,000, or 6%, was shareholder service related fees and expenses such as Chase Mellon fees and board fees and the remaining $190,000, or 29%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses.

For the three months ended June 30, 2004, interest expense was $34,000 compared to $468,000 for the three months ended June 30, 2003. The decrease of $434,000 is due to the fact that we paid in full the outstanding balance under our credit facility on June 19, 2003.  The interest expense of $34,000 for the three months ended June 30, 2004 represents $16,000 in interest on our revolving credit line with Textron Financial Corporation and $18,000 in interest accruing to our executive officers on their remaining earned milestone payment.

We accrued a quarterly preferred dividend of $625,000 and $462,000 for the three months ended June 30, 2004 and 2003, respectively.  The interest rate on the preferred stock increased to 12.5% from 9.25% effective on July 22, 2003 (see further discussion below under the caption “Cash flows for the six months ended June 30, 2004 and 2003”).

As a result of the foregoing, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($1,163,000) compared to ($1,135,000) recorded for the three months ended June 30, 2004 and 2003, respectively.

Results of operations for the six months ended June 30, 2004 and 2003

For the six months ended June 30, 2004 and 2003, we recognized $3,213,000 and $5,701,000, respectively, in revenue from the operations of the golf courses that we manage and the participating leases that were formerly in place.  The decrease in revenues of $2,488,000, or 44%, is due to lost rental revenue of approximately $452,000 from the sale of Eagle Ridge (3.5 golf courses) that was sold in January 2003 together with $2,092,000 in lost operating revenue from 3.5 golf courses that we managed and subsequently sold in 2003 (1.0 in January 2003, 1.5 in April 2003 and 1.0 in June 2003), with the most significant being Sandpiper.   These decreases were offset by an increase of $56,000 in the revenue from the operations of the 5.0 golf courses that were managed throughout the six months ended June 30, 2004 and 2003.  Revenue from the operations of the 5.0 golf courses that we managed during the six months ended June 30, 2004 totaled $3,213,000.  During the same period in 2003, we managed a total of 8.5 golf courses (for varying periods of time) from which we recorded $5,249,000 in revenue from managed golf course operations.  As previously noted, of these 8.5 golf courses, 5.0 were also managed during this period in 2004 and 3.5 were sold during the six month period ending June 30, 2003.

Expenses totaled $3,602,000 and $6,203,000 for the six months ended June 30, 2004 and 2003, respectively.  The period over period decrease was $2,601,000, or 42%, of which $1,982,000 represents the difference between the direct operating expenses of $2,837,000, in the aggregate, from the 5.0 golf courses that we managed during the six months ended June 30, 2004 compared to $4,819,000 in direct operating expenses of the 8.5 golf courses that we managed (for varying periods of time) during the six months ended June 30, 2003. The net operating income for the managed courses for the six months ended June 30, 2004 and 2003 was $376,000 and $430,000, respectively.   As noted above in the revenue discussions, we managed the 5.0 golf courses that we currently still own throughout the periods ended June 30, 2004 and 2003.  In the aggregate, these five golf courses recorded net income of $376,000 for the six months ended June 30, 2004, while they recorded a net loss of $258,000 for the six months ended June 30, 2003.  The change in the aggregate results period over period of $634,000 was due to a 2% growth in aggregate revenue and a 17% decrease in aggregate expenses (with the most significant expense reductions occurring at Tierra Del Sol located in Belen, New Mexico).

Subsequent to the period ended May 22, 2001 (the date of our shareholders’ approval of our plan of liquidation), we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation.  Therefore, the majority of our expenses incurred in the six months ended June 30, 2004 and 2003, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the six months ended June 30, 2004 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $765,000. Of this amount, approximately $420,000, or 55%, was salaries and benefits, $69,000, or 9%, was accounting, audit and tax fees, $64,000, or 8%, was shareholder service related fees and expenses such as board fees and Chase Mellon fees and the remaining $212,000, or 28%, included rent, utilities, property tax and insurance on our office space,  travel expenses, general office expenses and all other operating expenses.  This compares to general and administrative expenses of $1,384,000 incurred during the same period in 2003.  Of this amount for the six months ended June 30, 2003, approximately $732,000, or 53%, was salaries and benefits, $268,000, or 19%, was general counsel legal fees not specifically related to the plan of liquidation, $83,000, or 6%, was shareholder service related fees and expenses such as board fees and the remaining $301,000, or 22%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses.

For the six months ended June 30, 2004, interest expense was $53,000 compared to $1,289,000 for the six months ended June 30, 2003. The decrease of $1,236,000 is due to the fact that we paid in full the outstanding balance under our credit facility on June 19, 2003.  The interest expense of $53,000 for the six months ended June 30, 2004, 2003 represents $18,000 of interest on our revolving credit line with Textron Financial Corporation and $35,000 in interest accruing to our executive officers on their remaining earned milestone payment.

We accrued quarterly preferred dividends of $1,250,000 and $925,000 for the six months ended June 30, 2004 and 2003, respectively.  The interest rate on the preferred stock increased to 12.5% from 9.25% effective on July 22, 2003 (see further discussion below under the caption “Cash flows for the six months ended June 30, 2004 and 2003”).

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

As a result of the foregoing, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($2,226,000) compared to ($2,513,000) recorded for the six months ended June 30, 2004 and 2003, respectively.

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

Real estate held for sale includes the Innisbrook Resort and the other five golf courses (at four properties) that we own and manage.  As of June 30, 2004, the valuation of the Innisbrook Resort is based on an asset study prepared by third-party experts in October 2003 that included a then estimate of the market value of the Innisbrook Resort’s real estate, an estimate of the fair market value of the Innisbrook Resort’s furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Innisbrook Resort’s identified contractual and non-contractual but identifiable intangible assets. The valuations of our five golf courses are based on current contracts and estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property and on the property value ranges.

For the three months ended June 30, 2004, an adjustment of $275,000 was included in the consolidated statement of changes in net assets to reflect a $275,000 write-down of certain golf course assets.

For the six months ended June 30, 2004, an adjustment of $294,000 was included in the consolidated statement of changes in net assets which reflected the $275,000 write-down of certain assets and a $19,000 increase in the capital expenditure reserve for the golf courses that we currently manage.  There were no other liquidation basis of accounting adjustments for the six months ended June 30, 2004.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002 and 2003 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Liquidity and Capital Resources

At the beginning of the quarter ended June 30, 2004, and currently, our only sources of cash flow are the monthly interest income we receive on a note receivable (approximately $13,000 per month) and a negligible distribution of net operating income from the four golf courses we own and manage. As a result, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. Additional draw requests were permitted monthly on the first day of each month commencing with May 1, 2004. As of August 9, 2004, the maximum permissible amount has been drawn and is outstanding on the revolving line of credit. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we pay to Textron a monthly fee of .25% per annum of any unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line were used to pay the closing costs, such as documentary stamp taxes, in connection with the ownership transfer of the Innisbrook Resort on July 15, 2004 of approximately $617,000 and are also being used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of August 9, 2004 is $2,100,000, so we cannot draw down any additional funds from this line of credit.

In connection with the Innisbrook Resort Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes.   Pursuant to our agreement with Elk Funding, L.L.C., these loans are to fund the Innisbrook Resort’s current working capital needs.  Promissory Note A is non-recourse loan for $700,000, which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F.  Interest will accrue on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due.  Promissory Note B is a recourse loan for $1,300,000, which is collateralized by a security interest in 50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. Interest will accrue on this unpaid balance at a rate of prime plus 1% until earlier of the September 30, 2006 maturity date, and the time that the assets collateralizing this note are sold and

the note is repaid.   If during the term of the $1,300,000 principal amount note there is no default which has not been cured or expressly waived by the lender, the lender agrees to forgive approximately $122,000 of the principal of the note.

We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort.  The amount outstanding under this note at June 30, 2004 was $2,313,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve.  This note is playable January 30, 2005.

In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him as of June 30, 2004 prior to our realizing net cash proceeds from asset sales sufficient to do so.  As of June 30, 2004, we owed our two most senior executive officers a total of approximately $1,984,000 in milestone payments and accrued interest on such milestone payments.

Cash flows for the six months ended June 30, 2004 and 2003

Aggregate Series A preferred stock dividends accrued, until July 21, 2003, at a rate of $462,500 per quarter. Subsequent to July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of June 30, 2004, we have accrued and not paid twelve quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 19, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends; however, AEW did not exercise this right.

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

Cash flow used in operating activities for the six months ended June 30, 2004 was $991,000 compared to cash flow used in operating activities for the six months ended June 30, 2003 of $4,455,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes (for the six months ended June 30, 2003 this included payments paid from and interest received on restricted cash). The increase in cash flows from operating activities for the six months ended June 30, 2004 was primarily due to a decrease in cash used in operating activities resulting from a decrease in liquidation liability payments.  This decrease in liquidation liability payments resulted because severance liabilities (officer milestone payments) which were paid in the six months ended June 30, 2003 were not paid in the six months ended June 30, 2004.   Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001 and, subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2003 is primarily due to insurance premium payments made related to the renewal of our directors and officers insurance policy on February 7, 2004 and legal and other professional fees incurred in connection with our plan of liquidation.

We invested approximately $18,000 in golf course capital expenditures at the golf courses that we managed during the six months ended June 30, 2004 compared to $112,000 in the six months ended June 30, 2003. We did not have any cash flow provided by investing activities in the six months ended June 30, 2004; however, our investing activities for the first six months of 2003 provided $67,767,000 in cash flow from the sales of 7.0 golf courses.  Additionally, we had accrued interest income of $15,000 on a note receivable originally taken in connection with the termination of a participating lease. During the six months ended June 30,2003, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.

During the six months ended June 30, 2004, we drew $1,090,000 against our revolving line of credit, that we obtained on March 18, 2004, primarily for working capital needs.  During the same period in 2003, we used $69,003,000 to pay down our outstanding debt under our credit agreement which was paid in full and retired with our last payment on June 19, 2003.

Off Balance Sheet Arrangements

Generally

As of June 30, 2004, we have no unconsolidated subsidiaries.

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

Effective September 18, 2003, we guaranteed an equipment operating lease for the Innisbrook Resort (with maximum exposure as of June 30, 2004 of $126,000). This is an operating lease with monthly payments of $3,242 including sales tax per month (made by Innisbrook) that expires in 2007. Effective September 18, 2003, we also guaranteed a second equipment operating lease for the Innisbrook Resort (with maximum exposure as of June 30, 2004 of $132,000). This is an operating lease with monthly payments of $3,474 including sales tax (made by Innisbrook) that expires in 2007.

Effective July 7, 2004, our wholly-owned subsidiaries known as GTA – IB, LLC, GTA – IB Golf Resort, LLC and GTA –IB Operations, LLC guaranteed two capital equipment leases for the Innisbrook Resort.  The first of these two leases has a maximum exposure of $372,000, requires an initial payment of $73,111 including sales tax followed by monthly payments of $6,361 including sales tax (made by Innisbrook) and expires in 2008.  The second of these two leases has a maximum exposure of $91,000, requires an initial payment of $15,297 including sales tax followed by monthly payments of $1,277 including sales tax (made by Innisbrook) and expires in 2009.

Innisbrook Resort Financial Performance

We believe our most valuable asset at this point in time is the Innisbrook Resort.   As previously discussed, we obtained ownership of the Innisbrook Resort, together with the business and assets of the Innisbrook Resort’s owner, Golf Hosts Resorts (and its various related parties associated with operations at the Innisbrook Resort) on July 15, 2004. The consolidated financial results of these entities are discussed below.  In subsequent quarters, we expect to include these newly acquired subsidiaries within our consolidated financial reporting group.

Even though we had not obtained ownership of the Innisbrook Resort at the time, the asset study prepared by third-party experts in October 2003 included a then estimate of the market value of the Innisbrook Resort’s real estate, an estimate of the fair market value of the Innisbrook Resort’s furniture, fixtures and equipment, or FF&E, and an estimate of the fair value of the Innisbrook Resort’s identified contractual intangible assets. At our request, this study was expanded to include an estimate of the fair value of the Innisbrook Resort’s non-contractual but identifiable intangible items. The estimate of the fair market value of each of these asset groups was based on facts and circumstances known to us as of October 2003. Accordingly, these estimates could change (and they could change in materially adverse ways) based on changes in events and circumstances.  Upon obtaining ownership of the Innisbrook Resort on July 15, 2004, we concluded that an update of the material elements of this asset study is necessary at this time.   As a result, we recently retained the same third-party experts that prepared the previous asset study to update this study so that we might have the information necessary to allocate the implicit purchase price among different asset categories on our balance sheet as of the date that we assumed ownership of the Innisbrook Resort.  This study will include an estimate of the market value of the Innisbrook Resort’s real estate, and an estimate of the fair value of the Innisbrook Resort’s identified contractual intangible assets, non-contractual but identifiable intangible items as well a determination of the fair value of the Innisbrook Resort on an enterprise value basis.  We plan to update the estimated fair market value in continued use of the Innisbrook Resort’s furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose as we believe that this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time.  We expect to have the results of this asset study by December 31, 2004.

As earlier discussed, at the present time, we do not believe we are able to reliably project the value of the Innisbrook Resort and, correspondingly, the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. We have earlier discussed the reasons for this conclusion. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject. We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed previously under the caption “Application of Critical Accounting Policies.”

While the economy in general appears to be rebounding, we believe that the Innisbrook Resort continues to be negatively impacted by the effects of increased competition and public perception regarding the uncertainty of its prior owner’s default on their participating mortgage owned by us. Throughout the last year and a half, corporate meeting planners have been booking in shorter booking windows (i.e., 45 to 90 days from date of stay where historically it had been 6 to 12 months prior to date of stay with some windows even wider), however, there have recently been some indications that booking windows may gradually be returning to traditional booking patterns for a destination resort.  However, Corporate planners may continue to be more focused on planning around convenience for their corporate traveler and maximizing meeting time by selecting meeting locations which provide the least travel inconveniences (given airport security guidelines enacted in response to terrorist activity and threats), for their attendees (i.e. locations in cities that are hubs for major airlines which eliminate or reduce the cost of connections and, correspondingly, travel time).  In addition, recreation and social aspects of the corporate travel budgets have not yet been and may not be in the foreseeable future restored to historical levels, which as a consequence results in less food and beverage and golf revenue from corporate group clients.  While certain preliminary signs indicate that transient and golf group business appear to be recovering to historical levels (although it is too early to be certain), the recovery of the corporate group business segment continues to be a challenge.  The Westin sales and marketing staff are attempting to overcome this challenge by inviting customers and corporate meeting planners to tour the property and its meeting facilities and see that the Resort’s condition is substantially improved as compared to recent prior years.  This improvement comes in part from the refurbishment of the 617 condominium rental pool units.

Based upon the financial results submitted to us by Golf Hosts Resorts, Inc., the net operating loss of the property for the three months ended June 30, 2004 was approximately $1,360,000, which is an increase in the loss from the same period in the prior year of approximately $841,000, or 161.8%. During the three months ended June 30, 2004, gross revenues increased only approximately $47,000, or .5%, from the same period in the prior year.  Even though room nights for the period were up by 6.4%, the decrease in room night spending of $24.85 per room night, or 5.5%, offset the revenue generated by the room night increase resulting in the nominal increase in gross revenues of $47,000.   Room night spending is typically a function of the mix of business.  Transient room nights for this period as compared to the same period in the prior year were up 3,100 room nights while group room nights, which have historically realized higher room night spending due to banquet food and beverage consumption, were down 1,800 room nights as compared to the same period in the prior year.

Total operating expenses before depreciation and amortization were up by approximately $933,000, or 10.2%, for the three months ended June 30, 2004 as compared to the same period for the prior year.  The most significant increase was in payroll and benefits of $357,000.  This increase was due to deferred 2003 annual performance increases for Innisbrook Resort employees granted in 2004 which averaged 2.9%, increases in workers compensation claim costs resulting from changes in premium and deductible levels, increased health insurance premiums, and non-recurring relocation expenses of new Westin management personnel assigned to the Innisbrook Resort.  Also contributing to the $933,000 increase in operating expenses were legal expenses associated with the successful litigation of the property tax appeal, increased audit fees, new golf equipment lease expenses, and bad debt credits that occurred in this period in 2003 and did not reoccur in this period in 2004.  In addition, depreciation and amortization decreased in the aggregate amount of approximately $45,000.

The net operating loss of the property for the six months ended June 30, 2004 was approximately $361,000, which is a reduction in income from the same period in the prior year of approximately $1,153,000, or 145.5%. During the six months ended June 30, 2004, gross revenues decreased approximately $74,000, or .3%, from the same period in the prior year. Just prior to the end of the first quarter of 2004, and too late in the quarter to replace the business, one of Innisbrook’s long-standing customers was acquired by an unaffiliated entity.  Because of the acquisition, this customer had to cancel their scheduled conference at Innisbrook for 2004.  The Innisbrook Resort has historically realized approximately $300,000 in gross operating profit from this customer in the first quarter.   Room nights for the six-month period were up by 1.0% while room night spending levels were down by $6.31 per room night or 1.3%. The combined increase in room nights and decrease in average spending resulted in the decrease of gross revenues noted above.

Total operating expenses before depreciation and amortization were up by approximately $1,079,000, or 5.5%, for the six months ended June 30, 2004 as compared to the same period for the prior year. The most significant increase was in payroll and benefits of $585,000. This increase was primarily due to deferred 2003 annual performance increases for Innisbrook Resort employees granted in 2004 which averaged 2.9%, increased workers compensation claim costs due to changes in premium and deductible levels, increased employee health insurance premiums and non-recurring relocation expenses for Westin management personnel recently assigned to the Innisbrook Resort. In addition, there were increases in legal expenses associated with the successful litigation of the property tax appeal, increases in audit fees, bad debt credits that occurred in this period in 2003 and did not reoccur in this period in 2004, increased reservation expenses as a result of utilizing expanded third party discount travel agents services, and increases in sales and marketing expenses for new collateral materials.  Depreciation and amortization expense was flat for the six months ending June 30, 2004 as compared to the six months ended June 30, 2003.

For the trailing twelve months ended June 30, 2004, net operating income is down approximately $924,000 or 35.8%, when compared to the trailing twelve months ended June 30, 2003. While operational revenues for the comparative twelve-month period were up by approximately $2,859,000, the net revenues were up approximately $2,536,000 due to the recognition of income in December 2002 as a result of accounting reclassifications.  Those reclassifications of income related to lease versus capital assets in the approximate amount of $295,000 and the offsetting of management fees against capital assets under the Westin management agreement in the approximate amount of $426,000.  REVPAR (revenue per available room), which is a standard operating measurement tool within the hotel industry, is in our judgment not a useful analytical tool at the Innisbrook Resort due to the rental pool arrangement and other significant revenue sources at the Innisbrook Resort, primarily golf operations.  Revenue per room night was approximately equal in the comparative twelve month trailing periods, down approximately 1.5% while occupied rooms were up by 6,951 or 8.6%.  Operating expenses for the trailing twelve month period ended June 30, 2004 increased by approximately $3,821,000 or 10.8% over the twelve months ended June 30, 2003. Other expenses, which include participating interest, straight-line interest, income tax benefits and non-cash charges for depreciation and amortization are down by approximately $154,000. This reduction in other items is primarily the result of a decrease in the recognition of depreciation and amortization in the amount of approximately $361,000 and an increase in interest expense of approximately $207,000.  These fluctuations culminated in an increase of approximately $1,131,000 or 9.5%, in the loss for the trailing twelve months ended June 30, 2004, when compared to the same period in the prior year.

These results are un-audited and were provided by our then borrower and not generated internally by us. Accordingly, we can provide no assurance as to the accuracy of these financial results.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on the liquidity and cash flow of our company (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Employment Agreements and Employment Security Agreements	$2,064	$1,805	$259	$—	$—
Textron revolving line of credit	1,090	—	1,090
Liquor license note payable (applies to a certain managed golf course)(1)	125	—	—	125	—
Operating lease agreements at the managed golf courses	974	360	497	117	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	21	10	9	2	—
Lease agreements for GTA corporate office	90	49	41	—	—
Total	$4,364	$2,224	$1,896	$244	$—

(1)                                  included in accounts payable on the statement of net assets in liquidation.

Each type of contractual obligation listed in the table is discussed in more detail below.

Employment Agreements.  Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which was effective August 29, 2003, twenty-five percent of the remaining earned milestone payment, $165,230 plus accrued interest, was paid to him on September 30, 2003 and a payment of twenty-five percent of the remaining earned milestone payment plus accrued interest will be paid to him upon the sale of our golf course assets whereby we receive more than $1,200,000 of net cash proceeds. The remaining fifty percent of the remaining earned milestone payment, plus accrued interest, shall be paid to Mr. Peters upon the sale of our golf course assets whereby we receive more than $2,500,000 of net cash proceeds and such receipts are not subject to holdback, claw-backs or any escrow or other limitations. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at five percent (5%) per annum. Our chief executive officer, Mr. Blair, is also entitled to the final performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our then applicable credit facility. Such payment will be made in due course; no outstanding conditions to this payment exist. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the above performance milestone payments that we have made. In addition, we have severance obligations to other employees aggregating $334,000 which have been provided for in the liquidation accruals.

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

Textron Revolving Line of Credit.  On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of June 30, 2004 was approximately $1,090,000.  Additional draw requests are permitted monthly on the first day of each month commencing May 1, 2004.  As of June 30, 2004, there remained available approximately $1,010,000 under the revolving line of credit.  As of August 9, 2004, following a draw request on July 14, 2004 for the remaining $1,010,000, there are no further funds available to draw under this revolving line of credit.

Liquor License Note Payable.  On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricted prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007. In the table above, we do not include interest payments because the prepayment restriction on the note expired on April 1, 2004 . This note will be assumed by the buyer when Tierra Del Sol is sold.

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

Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of March 31, 2004, we have accrued and not paid twelve quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended June 30, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends. Although AEW did not exercise this right, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement).

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

Inflation

We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the Series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as the salary of our chief executive officer) automatically adjust for inflation, some of our rights are similarly indexed.  Our room rates at Innisbrook and our golf course fees at Innisbrook and at our properties that we own and manage are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons’ yearly membership privileges.

Seasonality

The golf industry is seasonal in nature because of weather conditions, with fewer available tee times in the rainy season and the winter months. Conversely, revenues fall at the Innisbrook Resort during the summer months as a result of the hot Florida weather being less appealing for group golf outings and vacation destination golfers along with the fact that business conventions and meetings are typically held October through April, when business customers are relatively less likely to be on family vacations. In October 2003, the Innisbrook Resort hosted, and will host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Innisbrook Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues pick-up in the fourth quarter but are generally the greatest during the first quarter with guests coming form the northeast and other regions to enjoy the warm weather.   The Innisbrook Resort uses seasonal pricing (peak, shoulder, off-peak) to maximize revenues.  The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Under our prior (now defunct) participating lease structure, we expected to be insulated from the effects of seasonality in that the participating leases required our lessees to pay us base rent ratably throughout the year. Now that we manage our golf courses directly (except Innisbrook), we are experiencing some seasonal variability in our operating results, which seasonality is expected to increase in the event that we assume operations at the Innisbrook Resort.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

While we have recorded the value of our golf courses and the Innisbrook Resort at our best estimates of fair value as of August 9, 2004, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses.  As a result, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the orderly liquidation period.  At a future time, it may be possible to reliably project the amount of total liquidating distributions in the event that the quality and reliability of information necessary to make reliable estimates of cash flow and, correspondingly, value become more reliable, but we can provide no assurances that the quality and reliability of all such necessary information will develop to the necessary degree.

In our 2002 annual report on Form 10-K filed on March 31, 2003, we reported an updated projected range of liquidating distributions to common stockholders and an updated projection as to when liquidating distributions to common stockholders might commence.  We refer to these projections as our Updated 2003 Range.  Our expectations at that time regarding the amount of liquidating distributions we would then make and when we would make them were based on many factors, including input from our financial advisors and our estimates and assumptions at that time.   We face the risk that actual events might prove to be less favorable than those estimates and assumptions.  Several important factors that could cause such a difference are described below.  Although we attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and any such underestimate may prove substantial.  As a result, the actual amount of liquidating distributions we may pay to the holders of our common stock might be substantially less than our Updated 2003 Range of projected liquidating distributions.  We also face the risk that any under-estimation of the effects of these risks could result in no liquidating distributions to our stockholders.  Any liquidating distributions that are ultimately available might be paid substantially later than projected in the Updated 2003 Range.  Factors that could cause actual payments to be later or lower than the Updated 2003 Range include the matters discussed below.

Our estimate of the Innisbrook Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change.  We might sell the Innisbrook Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to common stockholders.

Our estimate of the fair value of the Innisbrook Resort, as recorded on our books at June 30, 2004, is $44.2 million.  This estimated fair value is lower than the $60 million valuation recorded in periods prior to September 30, 2003.  If there were no other changes to the factors underlying our Updated 2003 Range (and we cannot assure that fact or result), this difference in the valuation of the Innisbrook Resort would cause the low end of the Updated 2003 Range to decline from $4.75 to $2.85.  Although we had not yet obtained ownership of the Innisbrook Resort when we estimated its fair market value at June 30, 2004, we based our calculation of the Innisbrook Resort’s liquidation value on an estimate of the future going-concern value of the Innisbrook Resort’s operations on the assumption that we would take possession of the Innisbrook Resort (subject to the then proposed settlement agreement and an amended management contract with Westin) and hold the Innisbrook Resort until the Innisbrook Resort’s operating revenues realize a recovery.  This is consistent with the terms of the settlement agreement signed on July 15, 2004.  The currently contemplated holding period, as contemplated by our board, extends through 2005.  In October 2003, we received from the Innisbrook Resort’s operator, Westin, an updated forecast of the net cash flow expected to be generated by the Innisbrook Resort in the fourth quarter 2003 and for the year 2004.  Westin’s then updated forecast was materially less favorable than Westin’s earlier forecasts for the same periods, which were among the factors considered by our management when arriving at the prior valuation.  The decline in the Westin forecast resulted primarily from fewer than anticipated group bookings in the fourth quarter, the assumption that this trend would continue into 2004 and uncertainty regarding whether the settlement agreement and an amended management agreement would be signed.  In response to Westin’s forecast and our inquiries into Westin’s budget methodologies and the basis for Westin’s projections, as of September 30, 2003, we revised our estimate of the Innisbrook Resort’s fair value at the end of the holding period to $44.2 million.  This valuation is above the low end of the valuation range for the Innisbrook Resort under the “forced liquidation” scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses (as described in more detail in our annual report on Form 10-K filed on March 31, 2003).  We have identified our valuation of the participating mortgage as a critical accounting estimate, and it is discussed under the caption “Application of Critical Accounting Policies.”

We do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidating period because we have not been able to obtain sufficiently stable financial data with respect to the Innisbrook Resort’s performance to establish a reliable valuation of the Innisbrook Resort.  The factors giving rise to this uncertainty include, without limitation, the following:

•                                          prior to the execution of the settlement agreement we had not been able to obtain accurate forecasts from Westin regarding operating performance, including, without limitation, the cash flow and bookings at the Innisbrook Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Innisbrook Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace.  According to industry sources, corporate restrictions on travel have hurt bookings and meeting business has been soft and many companies are now in the habit of booking events much closer to the time they need the space than in past years;

•                                          the financial performance at the Innisbrook Resort has not begun to realize any significant positive impact from the economic rebound that has begun and that the Innisbrook Resort has been experiencing a modest downward trend, which is somewhat contrary to recent industry trends.  Westin has evaluated and restructured their sales personnel as well as implemented new sales and marketing programs in an effort to reverse the Innisbrook Resort’s trend and to realize the modest recovery currently being seen in the industry which seems to be having a positive impact on sales efforts;

•                                          although in connection with the settlement agreement we entered into a new management agreement with Westin providing for our increased control over accounting and marketing and improved provisions governing reporting by Westin, we do not directly manage the Innisbrook Resort;

•                                          the risk that our July 15, 2004 settlement agreement with Westin and our former borrower may prove less successful than anticipated, and that the performance of the parties to the settlement agreement will fall short of our expectations;

•                                          the litigation between our former borrower, who transferred title to the Innisbrook Resort to us, and the homeowners association at the Innisbrook Resort continues to cloud the future of the Innisbrook Resort from a valuation perspective, and might eventually involve us in an adverse way;

•                                          the risk that historical uncertainty surrounding the prospects of the future of the Innisbrook Resort may create uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which may be used as a competitive advantage by our competitors when marketing their Innisbrook Resort against the Innisbrook Resort;

•                                          we have not received any firm offers from third-parties desiring to acquire the Innisbrook Resort which are of the type to allow us to reliably establish a value for the Innisbrook Resort; and

•                                          the risk of continued threats of terrorism and the impact thereof on the travel and lodging industry.

As a result of the foregoing, at the present time, we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range.  We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable.  In particular, in the event that the third party expert that prepared the asset study performed in July of 2003 is able to update this study and determines the present enterprise value of the Innisbrook Resort is less than the valuation provided in the asset study performed in July of 2003, the difference in the valuation of the Innisbrook Resort would cause the lower end of the Updated 2003 Range to decline below $2.85.  Even though we have engaged the third party expert that prepared the asset study performed in July of 2003 for further analysis, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to develop a reliable estimate of the range of liquidation distributions.  You should not assume that the liquidating distributions have not declined, perhaps in material amounts, from the historical projections earlier provided.

We do not rule out the possibility that we might decide to sell our interest in the Innisbrook Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if the offered amount is less than $44.2 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders.  However, we cannot predict what future events, factors or outcomes might cause our board to cease pursuing the orderly liquidation strategy in favor of an immediate sale.  It is also possible that our board might decide to extend the currently contemplated holding period of this asset past 2005 if our board determines that to do so would be in our stockholders’ best interest in hope of realizing a better recovery on the asset after 2005.  In any case, we face the risk that our efforts to preserve the value of the Innisbrook Resort might be unsuccessful and we might ultimately sell our interest in the Innisbrook Resort for less than our last estimate of its fair value.  Accordingly, at some future date, our assessment of the asset’s fair value may change, perhaps in a material adverse manner based on facts and circumstances at that time, and the asset may again be written-down.

We recently took ownership of the Innisbrook Resort pursuant to a global settlement agreement providing for the assumption of certain existing or modified financial obligations of the former borrower.  We are now responsible for any negative cash flow of the Resort.  If the amount of assumed liabilities and expenditures with respect to the Resort exceed our expectations, our liquidating distributions to common stockholders could be reduced.

We recently entered a settlement agreement relating to our June 1997 $79.0 million original balance participating loan wherein we were the lender.  This loan was secured by a mortgage on the Innisbrook Resort, near Tampa, Florida.  As part of the settlement agreement, we assumed certain financial obligations of the borrower such as refurbishment expenses paid by the condominium owners and assumed a modified termination rights fee and outstanding golf facility management fees payable to Troon Golf.  As owner of the Innisbrook Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort.  As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected.  In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations.

Although we obtained ownership of the Innisbrook Resort following the end of the second quarter of 2004, we still face the difficult task of seeking to revitalize its revenues. As a result of these challenges, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive upon a sale of the Innisbrook Resort might be less than our current estimate of the Innisbrook Resort’s fair value which would reduce our liquidating distributions to holders of our common stock. Our estimate of the Innisbrook Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of the success of the settlement agreement, or the future success of the Innisbrook Resort.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and derivative litigation being filed against companies such as ours.  We became involved in this type of litigation in connection with our plan of liquidation (and the transactions associated with it) in a legal action we refer to as the Crossley litigation.  During the second quarter of 2003, the Crossely claim was dismissed with prejudice on our motion for summary judgment, which means that the lawsuit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could appeal the dismissal.  We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff.  Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us.  Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management’s attention from implementing the plan of liquidation and otherwise operating our business.  If we do not prevail in any such litigation, we might be liable for damages.  It is not possible to predict the amount of such potential damages, if any, but they might be significant.  Any damage liability would reduce our cash available for distribution and the ultimate amount of our liquidating distributions to common stockholders.

If we are unable to retain at least one of our key executives and sufficient staff members to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

Our ability to complete any golf course sales currently under contract (of which we have two), or subject to letters of intent (of which we do not have any as of the date of this filing), and to locate buyers for our other interests in golf courses and negotiate and complete those sales depend to a large extent upon the experience and abilities of our two most senior executives, W.  Bradley Blair, II, our chief executive officer and president, and Scott D. Peters, our senior vice president and chief financial officer, both of whom are currently serving on a reduced schedule basis, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales.  We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not likely cause significant adverse consequences.  However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

We face the risk that both of our key executives might resign.  In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter of 2003, was the last remaining milestone under Mr. Blair’s amended employment agreement and, therefore, his performance bonus is now due and payable (but unpaid) by us.  Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain employed especially considering the reduction in their annual salaries.  Following the disposition of our Sandpiper property in mid-2003 and the corresponding reduction in demands on Mr. Peters’ time, the compensation committee of our board of directors determined that management should seek to negotiate a reduced time commitment and a reduced salary arrangement with Mr. Peters and, therefore, we entered into an amended and restated employment agreement with Mr. Peters on August 29, 2003.  Under this amended and restated employment agreement, Mr. Peters is expected to devote a substantially reduced number of hours per calendar quarter to us.  Mr. Peters will continue to serve as our senior vice president, secretary and chief financial officer, as well as continuing to serve on our board of directors.  Additionally, under this amended and restated agreement Mr. Peters, is not entitled to the balance of his remaining milestone payment until certain golf course sales thresholds are met, as earlier described.  On June 30, 2004, the original expiration date, this agreement was extended until March 31, 2005.  Additionally, on March 22, 2004, we entered into a letter agreement with Mr. Blair, which, among other things, provides for Mr. Blair to receive a reduced base salary from us as of April 1, 2004, which was a result of an expected future reduction in the amount of time he would be required to devote to us and our business.  As a result, effective April 1, 2004, Mr. Blair will receive 75% of his immediately preceding applicable current base salary.  In addition, effective January 1, 2005, Mr. Blair will receive a further reduced annual base salary at a level which is 50% of his current base salary as of March 31, 2004.

The potential resignation of Mr. Blair poses a relatively greater risk at this time in light of Mr. Peters’ reduced time commitment to our company.  If Mr. Blair were to resign, we would likely ask Mr. Peters to increase his time commitment to us or seek to hire a replacement for Mr. Blair.  We face the risk that Mr. Peters might have made other commitments unrelated to us by that time and, therefore, might be unwilling or unable to return to full time employment with us.  The cost to us of hiring a replacement would likely depend upon the experience and skills required of such an individual in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on us and the liquidation at that time.  Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain our key non-executive employees.  Our employees may seek other employment rather than remain with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning.  If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

If we are unable to find buyers for the Innisbrook Resort or our other golf courses at our revised estimates of value, our liquidating distributions might be delayed or reduced.

In addition to the four golf courses at the Innisbrook Resort, we have four other properties (or five eighteen-hole equivalent golf courses), two of which are currently subject to sale agreements and the other two are not currently subject to sale agreements or letters of intent.  In calculating our projected liquidating distribution, we assumed that we will be able to find buyers for the Innisbrook Resort and these other golf courses at amounts based on our estimates of their fair market values based on current indications of interest from potential buyers.  However, we may have overestimated the sales prices that we will ultimately be able to obtain in the sale of these golf courses.  Houlihan Lokey’s March 18, 2003 analysis (upon which our Updated 2003 Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion.  Assumptions underlying our Updated 2003 Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive.  For example, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course’s fair value.  If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to the holders of our common stock will be delayed or reduced, perhaps in substantial ways.

At the present time, we do not have indications from the market as to a potential sales value for Innisbrook Resort or the results of the new study being undertaken to estimate its fair market value.  As a result, we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period.  Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

If we are unable to realize the value of a promissory note taken as part of any purchase price, our liquidating distributions might be reduced.

In some golf course sales, we may agree to receive promissory notes from the buyer as a portion of the purchase price.  Promissory notes are often illiquid.  If we are not able to sell the promissory note without a great discount, or in the case of a short-term note, if we hold it to maturity and the purchaser ultimately defaults, our liquidating distributions might be reduced.

Decreases in golf course values caused by economic recession and/or additional terrorist activity might reduce the amount for which we can sell our assets.

The value of our interests in golf courses might be reduced, and substantially so by a number of factors that are beyond our control, including the following:

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

•                                          increased competition, including, without limitation, increasing numbers of golf courses being offered for sale in our markets or nationwide;

•                                          continuing excess supply and decreasing demand in the golf course industry; and

•                                          changes in real estate tax rates and other operating expenses.

Any reduction in the value of our golf courses would make it more difficult for us to sell our assets for the amounts and within the time-frames that we have estimated.  Reductions in the amounts that we receive when we sell our assets could decrease or delay our payment of liquidating distributions to our stockholders, perhaps in substantial ways.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be delayed or reduced, potentially in a substantial manner.

Before making the final liquidating distribution to the holders of our common stock, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial.  Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of purchase.  We have estimated such transaction costs in calculating the amount of our projected liquidating distributions.  To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions will be lower than we have historically projected, and perhaps in substantial amounts.  As earlier discussed, we have not updated our projections.

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

However, our operations resulted in a net operating loss for income tax purposes during 2002 and 2003.  Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2002 and 2003.  As of June 30, 2004, we believe we have sufficient net operating loss carryovers to offset any gains we might recognize through our liquidation.  If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax.  Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income.  Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers.  The resulting tax liabilities would reduce the amount of cash available for liquidating distributions.

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

If we are not able to sell our remaining golf courses in a timely manner, we may experience severe liquidity problems, not be able to meet the demands of our creditors and, ultimately, become subject to bankruptcy proceedings.

In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him as of June 30, 2004 prior to our realizing net cash proceeds from asset sales sufficient to do so.  As of June 30, 2004, we owed our two most senior executive officers a total of approximately $1,984,000 in milestone payments and accrued interest on such milestone payments.

In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner.  If we cannot meet our obligations to our creditors in a timely manner, we could ultimately become subject to bankruptcy proceedings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004. The total outstanding debt, at August 9, 2004, subject to interest rate exposure is $2,100,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $5,250 annualized increase or decrease in interest expense and cash flows (see Note 7 to our Consolidated Financial Statements for additional debt information).

We have not entered into any transactions using derivative commodity instruments.   Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts.  As we neither controlled nor managed the Innisbrook Resort during the recent quarter, our disclosure controls and procedures with respect to such persons and entities are necessarily more limited than those we maintain with respect to our own corporate operations.

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Because the corporate office of our Company only has seven employees, excluding golf course employees, two of the seven of which are the CEO and the CFO, all matters of a disclosable nature, including any potential significant issues relating to the management or operations of our golf courses, are typically addressed and handled by these two individuals. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:  Legal Proceedings.

We are currently involved in (or affected by) the following material legal proceedings:

Young Complaints

On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint on enlargement of time in which to answer or otherwise respond to the plaintiffs’ complaint on May 5, 2004, and we filed a motion of defendants our company (together with our executive officers) to stay, and for enlargement of time in which to answer or otherwise respond to plaintiffs’ complaint on May 18, 2004.  The plaintiffs filed memoranda opposing the aforementioned motions on May 24, 2004 and June 4, 2004, respectively.  There has been no ruling from the court on either motion as yet.

Pete Dye Golf Club

On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing, of approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note due and owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served on May 19, 2003, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for $231,630, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment.  An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12,2004, pursuant to West Virginia’s domestication statutes.  The attorneys in West Virginia are in the process of enrolling the judgment as a lien on real property there.

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

On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC in which the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico which include assets other than just the country club such as a 9-hole executive golf course, water rights, and tennis courts. The term of this agreement is six months and we shall have the option to extend the term of the agreement for three additional six-month periods. We recently exercised the third six-month option, which expires on February 21, 2005. As a result of entering into this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of this agreement.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. Under the court rules, the case may be restored to the active roster within one year and the statute of limitations will have been deemed to have been tolled during that year.  If restored outside the one-year period, the normal three-year statute of limitations would run from the original accrual date.  That time period would expire in March 2005.

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

Innisbrook Resort Condominium Owner Litigation

On June 30, 2004, the Innisbrook Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan we made in 1997 to the Innisbrook Resort’s owner, Golf Host Resorts, Inc. The former owner/borrower entered into an arrangement with many of the persons who own condominium units at the Innisbrook Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Innisbrook Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against our former borrower, Golf Host Resorts, Inc., and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

•                                          whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor’s rental pool, so long as there is a rental pool, by virtue of defendant’s alleged marketing promises to all purchasers of condominiums at the Innisbrook Resort;

•                                          whether the condominium unit owners participating in the master lease agreement were coerced by economic pressure and duress to enter into the master lease agreement, or guaranteed master lease agreement;

•                                          whether the guaranteed master lease agreement is invalid by reason of such alleged coercion and economic duress and, if so, whether the condominium owners who entered into the guaranteed master lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the master guaranteed master lease agreement and the amount of income that would have been distributed to them had they remained subject to the master lease agreement;

•                                          whether the unit owners who signed the guaranteed master lease agreement have the right to return to the master lease agreement without penalty, and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed master lease agreement and the income they would have received under the master lease agreement;

•                                          whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses, thereby adversely affecting the “private golf course” concept of Innisbrook; and

•                                          whether there has been a diminution in the market value of the individual condominium units due to the five factors mentioned above.

Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, Inc. have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against Golf Host Resorts, Inc. reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in Golf Host Resorts, Inc. and its affiliates (rejecting plaintiffs’ attempt to “pierce the corporate veil”). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units.  Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court’s ruling that the case could not proceed as a class action and has affirmed the lower court’s dismissal with prejudice of the veil piercing case.  No decision on the intervention appeal has been made.  On June 15, 2004, counsel for Golf Host Resorts, Inc. reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs.  The judge has not rendered a decision on this motion.

Neither GTA nor any of our affiliates is a presently a party to this lawsuit.

Routine Litigation

In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner.   Since we are now the operator of our

remaining golf courses, except Innisbrook, we maintain insurance for these purposes.   As the owner of the Innisbrook Resort, we have also acquired insurance for these purposes to cover Innisbrook.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5.  OTHER INFORMATION

On July 6, 2004, describing under Item 5 that Roy C. Chapman, a member of our Board of Directors since our IPO in 1997, died unexpectedly.   Mr. Chapman was a member of the Audit, Compensation and Nominating Committees of the Board of Directors.  He was an independent director and served as our “Audit Committee Financial Expert” as defined in Item 401(h) of Regulation S-K.  On July 12, 2004, the Board of Directors met and elected Mr. Fred W. Reams, also an independent member of our Board of Directors since our IPO in 1997, to serve as our “Audit Committee Financial Expert.”  Mr. Chapman has not been replaced on the Board of Directors.

On July 15, 2004, we entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with GTA-IB, LLC (“GTA-IB”), Golf Host Resorts, Inc. (“Former Borrower”), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC relating to the settlement of a number of issues between the parties, including Former Borrower’s default under the $79 million loan made by us to the Former Borrower in June 1997.  Pursuant to the Settlement Agreement, GTA-IB, one of our subsidiaries, settled claims relating to the loan to the Former Borrower and took ownership of the Westin Innisbrook Golf Resort.  In connection with the Settlement Agreement, GTA-IB and Westin Management Company South entered into a management agreement providing for Westin’s management of the Innisbrook Resort, and Westin and Troon Golf LLC entered into a facility management agreement providing for Troon’s management of the golf facilities at the Innisbrook Resort.  In addition, in connection with the Settlement Agreement and related agreements, Elk Funding, L.L.C. provided a $2 million loan to us to fund certain capital expenditures and operations of the Innisbrook Resort.  We had previously entered in to an agreement with the Former Borrower and the prospective purchaser of a parcel of undeveloped land within the Westin Innisbrook Golf Resort known as Parcel F.  This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement.  The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed including restrictions to avoid interference with the operations of the Innisbrook Resort.  The relevant documents noted above were filed as exhibits to a Current Report on Form 8-K filed on July 29, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

Form 8-K Filings

During the quarter ended June 30, 2004, we did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant

Date: August 16, 2004	By:	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: August 16, 2004	By:	/s/ Scott D. Peters
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

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through August 9, 2004

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

10.22.1

Loan Agreement, dated as of March 18, 2004, by and among GTA-Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.1 to our Company’s Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).

10.22.2

Mortgage Security Agreement and Fixture Filing, dated as of March 18, 2004, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.2 to our Company’s Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).

10.23

Settlement Agreement dated July 15, 2004 by and among Golf Trust of America, L.P., GTA-IB, LLC, Golf Host Resorts, Inc., Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. (previously filed as Exhibit 10.1 to our Company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.24

Defense and Escrow Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., GTA-IB, LLC, Golf Trust of America, L.P., Golf Trust of America, Inc. and Chicago Title Insurance Company (previously filed as Exhibit 10.2 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.25

Operational Benefits Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., Golf Hosts, Inc., GTA-IB, LLC, and Golf Trust of America, L.P. (previously filed as Exhibit 10.3 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.26

Management Agreement dated July 15, 2004 by and between Westin Management Company South and GTA-IB, LLC. (previously filed as Exhibit 10.4 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.27

Assignment, Consent, Subordination and Nondisturbance Agreement dated July 15, 2004 by and among GTA-IB, LLC, Golf Trust of America, L.P. and Westin Management Company South (previously filed as Exhibit 10.5 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.28

Facility Management Agreement dated July 15, 2004 by and between Troon Golf L.L.C. and Westin Management Company South (previously filed as Exhibit 10.6 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.29

Loan Agreement dated July 15, 2004 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. and related Notes A and B (previously filed as Exhibit 10.7 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.30

Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C. (previously filed as Exhibit 10.8 to our Quarterly Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

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