Form 10-Q
period 2004-09-30
GOLF TRUST OF AMERICA INC
filed 2004-11-22
CIK 1024126

Use these links to rapidly review the document
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Nine Months Ended September 30, 2004 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2004
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0724736 (I.R.S. Employer Identification Number)
10 North Adger's Wharf, Charleston, South Carolina (Address of principal executive offices)	29401 (Zip Code)
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

        On November 8, 2004, there were 7,372,788 common shares outstanding of the registrant's only class of common stock. On November 8, 2004, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

        The Exhibit Index begins on page 70.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2004

INDEX

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Westin Innisbrook Golf Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders interests. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," in Part I, Item 2 of this quarterly report, which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF SEPTEMBER 30, 2004 (unaudited) AND DECEMBER 31, 2003

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Real estate and mortgage note receivable—held for sale	$57,665	$57,042
Cash and cash equivalents	5,168	601
Receivables—net	4,657	3,672
Other assets	4,500	233

Total assets	71,990	61,548

LIABILITIES
Debt	2,808	—
Accounts payable and other liabilities	11,047	2,528
Long term liabilities	9,863
Dividends payable	6,789	4,914
Reserve for estimated costs during the period of liquidation	4,415	6,823

Total liabilities	34,922	14,265
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	54,922	34,265

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$17,068	$27,283

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands) (unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Revenues
Revenue from Resort and managed golf course operations	$7,036	$1,375

Total revenues	7,036	1,375

Expenses:
General & administrative	403	398
Direct expenses from Resort and managed golf course operations	8,376	1,658

Total expenses	8,779	2,056

Operating loss	(1,743)	(681)

Other income (expense):
Interest income	50	50
Interest expense	(388)	(19)

Total other income (expense)	(338)	(31)

Loss before adjustment for liquidation basis	(2,081)	(650)
Adjustment for liquidation basis of accounting	(4,393)	(16,757)

Net loss	(7,232)	(17,407)
Value of common stock redeemed	(888)
Preferred dividends	(625)	(589)

Net change in net assets available to holders of common stock and OP units	$(7,987)	$(17,996)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands) (unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenues
Rent	$—	$452
Revenue from managed golf course operations	10,249	6,624

Total revenues	10,249	7,076

Expenses:
General & administrative	1,170	1,782
Direct expenses from Resort and managed golf course operations	11,213	6,477

Total expenses	12,383	8,259

Operating loss	(2,456)	(1,183)

Other income (expense):
Interest income	143	165
Interest expense	(441)	(1,308)

Total other income (expense)	(298)	(1,143)

Loss before adjustment for liquidation basis	(2,432)	(2,326)
Adjustment for liquidation basis of accounting	(4,687)	(16,669)

Net loss	(7,119)	(18,995)
Value of common stock redeemed	(1,221)
Preferred dividends	(1,875)	(1,514)

Net change in net assets available to holders of common stock and OP units	$(10,215)	$(20,509)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands, unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Change in net loss available to holders of common stock, before preferred dividends and common stock redemption	$(7,119)	$(18,995)
Net of effects of Resort assets and liabilities acquired in settlement:
Adjustment to liquidation basis of accounting	4,687	16,669
Provision for bad debt	26
Accretion	198
Changes in working capital	622	504
Decrease in restricted cash		1,529
Decrease in liquidation liabilities	(2,315)	(5,340)

Net cash used in operating activities	(3,901)	(5,633)

Cash flows from investing activities:
Golf course improvements	(88)	(143)
Net proceeds from golf course dispositions	3,983	67,767
Decrease (increase) in notes receivable	—	112
Net cash acquired in Innisbrook settlement	$1,764

Net cash provided by investing activities	5,659	67,736

Cash flows from financing activities:
Borrowings under revolving line of credit and proceeds from loan	4,100	—
Net repayments on debt	(1,291)	(69,003)

Net cash provided by (used in) financing activities	2,809	(69,003)

Net increase (decrease) in cash	4,567	(6,900)
Cash and cash equivalents, beginning of period	601	7,990

Cash and cash equivalents, end of period	$5,168	$1,090

Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$67	$1,483
Non-cash transactions:
Cancellation of note receivable	$547	$—
Note receivable from sale of asset	$—	$2,300
On July 15, 2004, Resort assets acquired and liabilities assumed in settlement were:
Current assets	$4,621,192
Property & equipment	28,850,000
Intangible assets	20,377,636
Other assets	2,454,607

Total assets	$56,303,435

Current liabilities	$6,426,905
Long term liabilities	49,876,530

Total liabilities	$56,303,435

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months and Nine Months Ended September 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Plan of Liquidation and the Participating Mortgage

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in our best interest and the best interest of our stockholders. As of November 8, 2004, we had sold 40 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests pursuant to the plan of liquidation.

        At the time we prepared our proxy statement soliciting stockholders' approval for the plan of liquidation, we expected that our liquidation would be completed within 12 to 24 months from May 21, 2001, the date of the meeting of our stockholders at which the plan of liquidation was approved. While we have made significant progress in meeting the expectation we had at the time that the proxy was prepared, the completion of the plan of liquidation within the time-frame set forth in the proxy has not occurred, and we now know that, as described below, realizing the range of liquidating distributions per share set forth in the applicable proxy statement will not occur, particularly insofar as the disposition of our interest in the Resort is concerned.

        In March 2002, as a result of the conditions in the golf industry at that time, we retained an independent financial advisor, Houlihan Lokey, to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender's mortgage interest in the Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our former borrower or foreclosing on our former borrower's interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey assumed that we would immediately liquidate the asset. Under the second scenario, Houlihan Lokey assumed that we would hold the asset until no later than December 31, 2005 and seek in the interim to realize a modest recovery in the financial performance levels of the asset based on historical financial results. Following receipt of Houlihan Lokey's report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification. In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors. Following receipt of Houlihan Lokey's updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed its decision to proceed with our plan of liquidation without modification. As a result, we valued the participating mortgage on our balance sheet based on our estimate of the resale value of the Resort at the conclusion of the holding period.

        In June 1997, our operating partnership closed and funded an initial $69.975 million participating mortgage to Golf Host Resorts, Inc., an entity affiliated with Starwood Capital Group LLC. The participating loan was secured by the Westin Innisbrook Golf Resort (the "Resort"), a 72-hole destination golf and conference facility located near Tampa, Florida. The additional collateral included cash, excess land at the Resort and a security interest in the Tamarron Golf Course, which was released upon the achievement of certain performance levels.

        Golf Host Resorts, our former borrower, used $8,975,000 of the proceeds of the loan to purchase 274,039 of our OP units, 159,326 shares of our common stock and was granted an option to purchase an additional 150,000 shares of our common stock which expired (unexercised) on December 31, 1999. The 274,039 OP units were converted to shares of our common stock at the request of our former borrower on March 3, 2000. These 274,039 shares of our common stock, plus 79,663 of the shares of our common stock that they purchased at the time we made the loan to them (for a total of 353,702 shares) were pledged as security for our former borrower's performance under the participating loan. Prior to our former borrower's default under the participating mortgage discussed below, we recognized interest income on a straight-line basis.

        Our former borrower became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11, 2001. On March 8, 2002, we delivered a legal notice to our former borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage loan. We also notified Westin Management Company South ("Westin") that we deemed Westin to be in breach under its subordination agreement with us as a result of its failure to remit payment to us on behalf of the former borrower. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, we could not bring a legal action directly against our former borrower to compel payment. Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon the Resort (other than the condominium units which are owned by third parties) and any other property of our former borrower that had been pledged as collateral to us to secure our loan to the borrower. Upon the default, we began seeking a negotiated foreclosure or settlement with our former borrower.

        At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumption that we would take ownership of the Resort, that the Resort's operations would begin to recover in 2004 and that by the end of the 2005 holding period the Resort would have realized a modest recovery generally in line with historical results (among other assumptions). At September 30, 2003, we wrote down the value of the participating mortgage from a value of $60.0 million to $44.24 million.

        During the latter half of 2003, we continued to negotiate for a settlement of all claims resulting from our former borrower's default of the participating mortgage of the Resort. However, these negotiations were delayed in October when we received from the Westin (which operates the hotel and conference facilities at the Resort) an updated forecast for the Resort for the year end results for 2003 and the calendar year 2004. As disclosed in our press release dated October 20, 2003, the updated forecast from Westin was materially less favorable than the forecasts we had received earlier from Westin regarding the same periods. The revised forecast from Westin included a forecast for golf operations at the Resort prepared by Troon Golf, or Troon, which operates the golf courses at the Resort. Following our receipt of the revised forecast and the corresponding 2004 budget, we reviewed the budget methodology and economic assumptions underlying the 2004 budget from Westin in a series of meetings with Westin and Troon. In light of the revised forecast from Westin, some of the assumptions underlying our estimate of the participating mortgage's value, as recorded on our June 30, 2003 balance sheet, were then in doubt. Specifically, we had assumed that the Resort's recovery would begin in 2004. However, based on the limited information then available, Westin did not expect any significant improvement in corporate group spending at the Resort (or other significant new Resort bookings) in 2004, even if the lodging industry as a whole did begin to recover in 2004.

        Based on the asset's disappointing 2003 performance and the forecast for the Resort for 2004, which was below our expectations, we expected that any economic recovery for this asset could be delayed by a year or more. In our prior filings with the Securities and Exchange Commission, or SEC, we have consistently stated that our assessment of the participating mortgage's fair value may change at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written down in future periods. After we received and reviewed the revised year-end 2003 forecast and the 2004 budget from Westin, and attended the 2004 budget review meeting with Westin and Troon, we determined that our assessment of the participating mortgage's fair value had indeed changed based on the new facts and circumstances described for us and that a write-down was necessary to reflect the new information at that time. At that time, the value of the Resort was written down to $44.240 million.

        On July 15, 2004, we entered into a Settlement Agreement (the "Settlement Agreement") with GTA—IB LLC ("GTA—IB") our former borrower and Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Resort. As part of the process of allocating the settlement amount (as derived from our valuation of the Resort, the "Settlement Amount") of the Resort and related entities acquired, we had to reevaluate our carrying value of the Resort at June 30, 2004 to determine if it was representative of the Resort's fair value as a business enterprise. After we received and reviewed the 2005 budget from Westin, and attended the 2005 budget review meeting with Westin and Troon, we determined that while the budget did reflect that the Resort is expected to realize a modest recovery from the depressed performance of 2003 and 2004 (attributed in part to two significant group cancellations and the hurricane weather in Florida), the Resort is burdened by several significant liabilities which will decrease the net proceeds available for our stockholders upon the sale of the Resort. Based on a review of the facts and circumstances at this time, we determined that a write-down of $5.0 million in the value of the Resort to $39.24 million was necessary to appropriately reflect our estimate of the net proceeds available to stockholders upon a sale of the Resort.

        We had previously entered in to an agreement with the former borrower and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed including restrictions to avoid interference with the operations of the Resort.

        As a result of the settlement, the financial results of GTA—IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements commencing July 16, 2004.

        The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date. The settlement amount was allocated as follows:

Current assets	$4,621,192
Property & Equip	28,850,000
Intangible Assets	20,377,636
Other Assets	2,454,607

Total assets	$56,303,435

Current liabilities	$6,426,905
Long term liabilities	49,876,530

Total liabilities	$56,303,435

        Operations of the acquired Resort and related entity (Golf Host Securities) are included in the condensed consolidated financial statements from the date of settlement. The following sets forth pro forma consolidated financial information as if the settlement had taken place at the beginning of the earliest period presented (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$7,633	$7,601	$32,126	$35,238
Net change in assets available to holders of common stock and operating partnership units	$59	$(17,676)	$(32,203)	$(29,399)

2.     Organization and Basis of Presentation

        We were incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, we sold our last property (3.5 golf courses) that was under a participating lease. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 8, 2004, we own three properties which represent seven golf courses. Two of these properties (3.0 golf courses) are owned and managed by us while the Resort is managed by Westin Management South. The four golf courses at the Resort are currently managed by Troon Golf through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein we were the lender. Upon the execution of the Settlement Agreement with our former borrower on July 15, 2004, we obtained ownership of the Resort. We presently hold our three properties (7.0 golf courses) in fee simple. The seven golf courses are located in Florida (4), South Carolina (2), and New Mexico. Title to our golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we", "us" or our "Company." The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of Golf Trust of America, L.P. Through our wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), we hold a 99.5 percent interest in our operating partnership as of November 8, 2004. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees held the only remaining minority interest in our operating partnership which was then transferred from our former lessee to the buyer of this property (3.5 golf courses).

Adjustment to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and approval of that plan by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of September 30, 2004 is based on estimates of sales values based on indications of interest from the marketplace (except for the Resort as we have received no firm offers to date), certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on our management's estimates as of September 30, 2004. An adjustment of $4,687,000 is included in the September 30, 2004 consolidated statement of changes in net assets to reflect a $5,000,000 write down of the Resort offset by the redemption value of 368,365 shares of our common stock held by the former borrower and cancelled pursuant to the Settlement Agreement, $281,000 loss on the sale of certain golf course assets, a $275,000 write-down of certain golf course assets and a $19,000 increase in the reserve for capital expenditures at the golf courses that we own and manage. There were no other liquidation basis of accounting adjustments for the nine months ended September 30, 2004.

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

        The following table summarizes the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2003	Payments	Adjustments		September 30, 2004
Severance	$2,201,000	$(529,000)	$		$1,672,000
Professional fees	1,569,000	(852,000)		—	717,000
Financial advisor fees	451,000	(25,000)		—	426,000
Capital expenditures	11,000	(20,000)		19,000	10,000
Other	2,591,000	(787,000)		(214,000)	1,590,000

Total	$6,823,000	$(2,213,000)		$(195,000)	$4,415,000

        Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements. Performance milestone payments aggregating approximately $2,526,000 were paid upon our complete repayment of our obligations under our secured credit facility. Additionally, pursuant to our chief financial officer's fourth amended and restated employment agreement, Mr. Peters was paid the following amounts due to him: (i) one fourth of the second milestone payment ($165,230) plus accrued interest was paid on September 30, 2003; (ii) one fourth of the second milestone payment ($165,230) plus accrued interest was paid on August 27, 2004 following the sale of our golf course assets whereby we received more than $1,200,000 of net cash proceeds; and (iii) the remaining 50% of the remaining earned milestone payment ($330,460 plus accrued interest), was due and payable to Mr. Peters on September 24, 2004 upon the sale of our golf course assets whereby we received more than $2,500,000 of net cash proceeds. Only half of this amount, or $165,230 plus accrued interest, was paid to Mr. Peters on September 28, 2004. The remaining earned but unpaid $165,230 will be paid in due course. No outstanding conditions to this payment exist. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters' remaining earned milestone payment at 5% per annum. Our chief executive officer, Mr. Blair, is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our then applicable credit facility. Such payment will be made in due course. No outstanding conditions to this payment exist. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments. The severance payments in the table above of $198,000 were made pursuant to severance obligations that we have to other employees.

        Included in the total payments under the "Other" category above are $345,000 in fees and expenses related to the closing and title transfer to the Resort which include documentary stamp taxes, title fees, and other items. Also, included in the total payments under the "Other" Category above are the following: (i) $343,000 in payments ($119,000 which represents a 35% down payment and eight monthly installment payments) under our current directors and officers insurance policy which renewed on February 7, 2004 and expires on February 7, 2005; (ii) $42,000 in commitment fees paid to our lender under the revolving line of credit; (iii) $16,000 in diligence related costs paid to other third-parties in obtaining the revolving line of credit; (iv) $13,000 in interest paid on golf course property taxes; (v) $20,000 in printing costs related to the filing of our annual report on Form 10-K; and (vi) $8,000 in other miscellaneous costs. The "Other" category also includes a non-cash adjustment of $214,000 which represents the difference in the redemption value of the 143,790 shares of our common stock that were pledged as collateral under a note receivable between us and our chief executive officer, W. Bradley Blair, and the outstanding balance due under the related non-recourse note receivable. On March 22, 2004, these shares were transferred to us by our chief executive officer and the related note receivable was cancelled (see note 6, Other Assets, for further discussion).

3.     Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with (i) generally accepted accounting principles ("GAAP"), and under the liquidation basis of accounting following stockholders' approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that such information should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

Unearned Income and Revenue Recognition for the Resort

        Group cancellation fees are computed at the time of the cancellation pursuant to the terms of the respective contract and recorded as deferred revenue. When the cancellation fees are received, they are then recognized as revenue.

        The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years.

Intangible Assets

        We recorded at closing on July 15, 2004, an intangible asset worth approximately $20,378,000. This intangible represents the contributory value to the business enterprise of the following contractual relationships that existed at July 15, 2004: the trademark and tradename of "Innisbrook"; the rental pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels.

Intangible Assets	Estimated Fair Value
Water Contract	$2,300,000
Rental Pool	10,078,000
Guest Bookings	1,100,000
Club Memberships	4,400,000
Trade Name	2,500,000

$20,378,000

Cash

        Pursuant to the Management Agreement, approximately $200,000 per month in cash flow at the Resort is to be transferred to a specific bank account to fund capital expenditure improvements. However, Westin may request in writing to borrow against such funds to cover working capital shortfalls if necessary. The balance in the capital expenditure account at September 30, 2004 is approximately $2,479,000 which is reflected in the consolidated cash balance.

4.     Commitments and Contingencies

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

Other Litigation

        Young Complaints.    On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint on enlargement of time in which to answer or otherwise respond to the plaintiffs' complaint on May 5, 2004, and we filed a motion of defendants our company (together with our executive officers) to stay, and for enlargement of time in which to answer or otherwise respond to plaintiffs' complaint on May 18, 2004. The plaintiffs filed memoranda opposing the aforementioned motions on May 24, 2004 and June 4, 2004, respectively. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the Golf Trust defendants' motion would be granted in part and denied in part. As a result the court declined to stay the litigation pending the outcome of the arbitration (the size of which will be determined by the judge's expected rulings), but granting the motion enlarging time and giving the Golf Trust defendants until November 8, 2004 to serve their answer. Prior to November 8, 2004, the judge advised the parties that they could submit supplemental briefs regarding an aspect of the binding arbitration issue raised by a recent case. Supplemental briefs were filed by the BDO defendants and the plaintiffs. On November 5, 2004, we filed our answer and counterclaims (9 counterclaims against some or all of the plaintiff parties). To date the judge has not amended his ruling, nor have the plaintiffs responded to our counterclaims. At this time, we are unable to assess the likely outcome of this litigation.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.    This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs now have appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal have been filed and the case was argued to the court of appeals on October 19, 2004. A decision by the court of appeals could be issued by the end of 2004. At this time, we are unable to assess the likely outcome of this litigation.

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

Refundable Initiation Fees

        Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at September 30, 2004 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

6.     Other Assets

        Receivables—net consists of the following:

	(Liquidation Basis)
	September 30, 2004	December 31, 2003
	(unaudited)
Note receivable taken in sale of asset	$2,313,000	$2,313,000
Loans to officers	211,000	758,000
Other miscellaneous receivables—net	2,133,000	601,000

Receivables—net	$4,657,000	$3,672,000

        The note receivable taken in sale of this asset represents the $2.5 million note we received from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower's payment of the balance of the note, subject to certain prepayment prohibitions).

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

        Pursuant to our letter agreement with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of GTA common stock which he owned and which secured his non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,000). Mr. Blair's outstanding loan balance as of March 22, 2004 was $547,000 (including accrued and unpaid interest through June 30, 2002 of $44,000 and after application of his portion of the allowance for doubtful accounts of $647,000). The assigned shares of common stock were valued at the 10-day trailing stock price of $2.32 for a total value of approximately $333,000. We applied this amount to the outstanding loan balance including accrued interest and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible). The remainder of the unreserved loan balance of approximately $214,000 was written off against the "other" category of the liquidation accrual. The loan to our chief financial officer of $461,000, including unpaid interest accrued as of June 30, 2002, (carried at $211,000 on September 30, 2004 after the allowance for doubtful account of $250,000) remains outstanding. This loan is secured by our chief financial officer's holdings of 55,625 shares of our common stock.

        The other miscellaneous receivables at September 30, 2004 include approximately $1,801,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, $273,000 in notes receivable, including accrued interest, taken in participating lease terminations, and $59,000 in insurance proceeds receivable as compared to the other miscellaneous receivables at December 31, 2003 which included approximately $352,000 of member, trade and other miscellaneous receivables of our managed golf courses and $249,000 in notes receivable, including accrued interest, taken in participating lease terminations.

7.     Debt

  Revolving Line of Credit

        On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line are used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of September 30, 2004 was approximately $2,100,000. Additional draw requests are permitted monthly on the first day of each month commencing May 1, 2004; however, at this time the maximum amount permissible under the revolving credit line is outstanding.

  Note Payable

        In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2 million loan to us in the form of two promissory notes. Pursuant to our agreement with Elk Funding, these loans are to fund the Resort's current working capital needs. Promissory Note A is non-recourse loan for $700,000 which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F. Interest will accrue on this unpaid balance at a rate of prime +1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due. Promissory

Note B was a recourse loan for $1,300,000, which was collateralized by a security interest in 50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. Interest accrued on this unpaid balance at a rate of prime +1% until this note was paid in full (net of a discount of $122,000 for no occurrence of default) from the net sales proceeds of Wekiva Golf Club on August 2, 2004. There are no specific financial reporting covenants in these two notes.

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

        Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of September 30, 2004, we have accrued and not paid thirteen quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW or its transferee, had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our charter and the voting agreement.

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

        Moreover, under our voting agreement with AEW, since we did not fully redeem the Series A preferred stock by May 22, 2003, AEW or its transferee had the right to require us to redeem the Series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, from July 21, 2003 until the Series A Preferred Stock is redeemed, the stated dividend rate of the Series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders. We intend to continue to accrue such dividends until such time as we have cash available to redeem the Series A preferred stock, at which time we intend to redeem the Series A preferred stock.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We were incorporated in Maryland on November 8, 1996. We are engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We sold our last property (3.5 golf courses) that was subject to a participating lease on January 30, 2003. We own and operate golf courses, subject to our efforts to market the same for sale to third-parties. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 8, 2004, we own three properties, held by us in fee simple, which represent seven golf courses. Three of the seven golf courses are managed by us and four (namely, the Resort golf courses) are under a management contract with an unaffiliated third-party, Westin. The seven golf courses are located in Florida (4), South Carolina (2), and New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we," "us" or our "Company." Through our wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), we held a 99.5 percent interest in our operating partnership as of November 8, 2004. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees held the only remaining minority interest in our operating partnership which was then transferred from our former lessee to the buyer of this property (3.5 golf courses).

Significant Events since the filing of our quarterly report on Form 10-Q on August 16, 2004

        Significant events occurring since August 16, 2004 (the filing date of our Form 10-Q for the quarter ended June 30, 2004) include the matters discussed below:

  •
  on August 26, 2004, we closed the sale of the Wekiva Golf Course for $2.475 million in cash;

  •
  on September 24, 2004, we closed the sale of the Black Bear Golf Club for $1.550 million in cash; and

  •
  on November 16, 2004, we announced a $5.0 million write-down in the valuation of the Resort.

The Resort

        We were the lender under an original principal balance $79 million non-recourse loan, secured by a first mortgage on the Resort (other than the Resort's condominium units). The Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997. The former borrower owned the Resort (other than the condominium units) and entered into an arrangement with many of the parties who own condominium units at the Resort. Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. There are no separate hotel rooms. This group of condominiums is known as the "rental pool". Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Resort. The former borrower also entered into an agreement with Troon which provided that Troon would manage the golf courses, and an amended management agreement with Westin (the "Management Agreement") which provided that Westin would manage the condominium unit rental-pool and the conference facilities.

        Our former borrower became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11, 2001. On March 8, 2002, we delivered a legal notice to our former borrower accelerating the entire amount of its indebtedness to us as a result of its continuing default under the participating mortgage loan. We also notified Westin that we deemed Westin to be in breach under its subordination agreement with us as a result of its failure to remit payment to us on behalf of the borrower. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, we could not bring a legal action directly against our former borrower to compel payment. Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon the Resort (other than the condominium units which are owned by third parties) and any other property of our former borrower that had been pledged as collateral to us to secure our loan to the borrower. From the time of the default until execution of the Settlement Agreement, we sought to resolve complex open issues in furtherance of a negotiated foreclosure or settlement with our former borrower.

        On July 15, 2004, we entered into the Settlement Agreement with our former borrower and other parties and took control of the Resort. As part of the Settlement Agreement, we did the following:

  •
  obtained fee simple title to the Resort real property and personal property (including all accounts) and took over all operations at the Resort through a number of companies under common ownership by our newly-formed, wholly-owned subsidiary, GTA-IB Golf Resort, LLC;

  •
  received the collateral pledged under the participating mortgage, which included 368,365 shares of our common stock, which we cancelled, and three condominium units within the Resort (including the Presidential Suite and the Penthouse);

  •
  entered into an agreement with the former borrower, Golf Hosts Resorts, providing for (i) an orderly transition of ownership of the Resort and its integrated operations and contracts (including real estate sales activities) to us and (ii) limiting our liability for pre-transition events;

  •
  entered, through GTA-IB, LLC, into new management agreements with Westin, as the Resort manager (and with Troon Golf, as the golf manager, through Westin), which incorporated a broad range of new revenue enhancement possibilities, accountability and reporting provisions, controls over marketing, and also payment by us of certain fees related to termination rights, management fees and incentive fees;

  •
  entered, through GTA-IB, LLC, into an agreement with our former borrower regarding the residential development of an adjacent parcel of land, commonly called Parcel F; and

  •
  assumed, through GTA-IB, LLC, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which is subject to a contract with Westin);

        As a result of the settlement, the financial results of GTA-IB, LLC, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements.

  Rental Pool

        In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in

2005 as reflected in the table below. The reimbursement attributable to each unit is contingent on the unit remaining in the rental pool from the time of the refurbishment of such unit throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. As of September 2003, the refurbishment of all 617 rental pool units was completed.

Year	Principal	Interest
2005	$727,304	$345,470
2006	1,090,957	300,013
2007	1,454,609	236,374
2008	1,818,261	154,552
2009	2,181,913	54,548

Total	$7,273,044	$1,090,957

        Approximately fifty condominium owners initiated legal action against the former borrower and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement (see Part II, Item I. Legal Proceedings for further discussion). At the present time, we are not a party to the lawsuit, nor are any of our affiliates. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort.

  Innisbrook Strategy

        In March 2002, we received from Houlihan Lokey, our independent financial advisor, a report valuing the Resort under a "forced liquidation" and an "orderly liquidation" scenario. Under the "forced liquidation" scenario, Houlihan Lokey assumed that we would obtain fee interest in the Resort and immediately sell the asset. Under its "orderly liquidation" scenario, Houlihan Lokey assumed that upon our receipt of fee interest in the Resort, we would hold the asset for 30 months and attempt to realize a modest recovery in its value. Following the receipt of this 2002 report, our board determined that an immediate liquidation of the Resort did not appear to be the more favorable option to our stockholders. After consideration of that report and other relevant facts, circumstances and assumptions and review of the alternatives then available to us, our board determined that it would be in our stockholders' interests to seek a negotiated resolution to the former borrower's default in order to allow us to best preserve the value of our collateral. In view of the potentially advantageous result for our stockholders, our board approved a strategy of seeking to obtain title to the Resort and thereafter hold the asset until approximately December 31, 2005 to seek to realize a modest recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

        Following review of a subsequent valuation report from Houlihan Lokey in March 2003 and consideration of other relevant facts, circumstances and analyses, management and the board of directors continued to believe that seeking a recovery in the Resort's financial performance and a resolution of issues with the former borrower (as opposed to actively marketing our Resort's interests for sale at a distressed price), was in our stockholders' best interest. To that end, we negotiated with our former borrower, as well as with Westin and Troon Golf, in an effort to seek a global resolution of all contractual defaults at the Resort.

        In October 2003, based on the Resort's disappointing 2003 performance, and our receipt of Westin forecast of 2004 performance for the Resort and a budget that fell below our expectations, we realized that any economic recovery for the Resort would be delayed by a year or more. In our prior SEC filings we have consistently stated that our assessment of the participating mortgage's fair value may decline at some future date, based on facts and circumstances prevailing at that time, and that the asset may be written-down in future periods. After we received and reviewed the revised Westin forecast for the Resort and the 2004 Westin budget for the Resort and attended the 2004 Westin budget review meeting with the former borrower, Westin and Troon, we determined based on the newly received facts that our prior assessment of the participating mortgage's fair value had declined and that a write-down was necessary to reflect the new information. In our preparation of the revised estimate of the resale value of the Resort at that time, we considered, among other things, booking information for 2003, extended forecasts from Westin, discussions with Westin Management, and most importantly the results of a study that we commissioned in July 2003 to estimate the value of the Resort.

  Estimated Value/Amount of Write-Down

        Based on the above considerations and the other limited information available to us at that time (the date of the filing of our third quarter report on Form 10Q, November 14, 2003), for purposes of our September 30, 2003 balance sheet, we estimated the fair value of the participating mortgage under the "orderly liquidation" strategy (i.e., based on our estimate of the Resort's resale value as a going concern at the end of the 2005 holding period) to be $44.2 million. Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage's December 31, 2002 and June 30, 2003 value of $60 million. In arriving at this revised fair value estimate in 2003, we made several assumptions about future events, which may not occur, including the following:

  •
  that we would successfully obtain fee simple title to the Resort (which has occurred) and that the condominium owners litigation will be concurrently settled (which has not yet occurred) in 2004;

  •
  that the Resort's performance would begin to recover toward historical trend levels, but that this operational recovery would not begin at the Resort until 2005 (at least a year later than previously expected). We believed the timing of the Resort's ultimate recovery (if any) depends heavily upon: the marketing and management skills of Westin (and Troon, as the golf manager, through Westin) as the Resort's operator; the restoration of the corporate travel and meeting budgets to historical levels; and, a recovery in Florida's destination resort and lodging industry and general improvement in travel, resort and lodging spending nationwide;

  •
  we assumed that we would have sufficient liquidity and capital resources to hold and operate the Resort through the end of the anticipated holding period. We face the risk that we might have insufficient liquidity and capital resources to hold the Resort for the current or any extended holding period. During the holding period, we currently anticipate that our liquidity and capital resources will come from: sales of our then remaining five golf courses, representing four separate properties (two of which have since been sold); a decision by our board to seek short-term financing (which occurred); and potential positive cash flows from the operations of the Resort and/or our other remaining properties; and

  •
  we assumed that the Resort would be operated by Westin, as resort manager (and Troon, as golf manager, through Westin), in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period. We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable. We anticipate that such attainment will depend upon: the marketing and management skills of Westin, as Resort manager (and Troon, as golf manager, through Westin) as the Resort's operator; and the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings.

        The estimate of $44.24 million was subject to the assumptions set forth in the prior paragraphs, and to the risk that the performance of the parties to the Settlement Agreement falls short of our expectations.

        Prior to the execution of the Settlement Agreement with the former borrower and Westin, Westin exercised management control of the Resort pursuant to existing contractual obligations with the prior owner. One such obligation was the prospective required repayment to Westin of its approximately $11.0 million in advances to the Resort in the event of the termination of the management agreement. These contractual obligations relating to Westin's management were binding upon us in the event that we took title to the Resort by foreclosure or negotiated settlement. Subject to our ability to restructure the terms of the management agreement and to enter into a new management agreement satisfactory to us, we determined that changing management companies at the Resort at this point in time in our plan of liquidation would be too costly, inefficient and not in the best interest of the performance of the Resort or our stockholders. In connection with the negotiation of the Settlement Agreement, we entered in to new agreements with Westin (and Troon through Westin) relating to the management of the Resort, including hotel operations and golf operations. We believe these new agreements include provisions that are significantly improved from the owner's perspective, particularly as they pertain to the redesigned management fee structure which we believe more effectively focuses Westin on achieving profitability for the Resort, our control over accounting, our control over marketing and Westin's obligations to report to us. Ultimate management control rests with Westin until such time as our July 15, 2004 management agreement with Westin is terminated or expires pursuant to its terms. Now that we have obtained ownership of the Resort, we, along with the Resort's operator, Westin, as resort manager (and Troon, as golf manager, through Westin), expect to face the difficult task of seeking to realize a recovery in the Resort's performance. Because of the complexity of the issues surrounding the Resort, our efforts to recoup our investment in that asset could extend beyond the timeframe originally anticipated. Our board of directors will continue to monitor and evaluate all of our options (including an entity sale, recapitalization, joint venture or sale of the remaining assets as a whole) from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

        In order to allocate the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort, we engaged the same independent financial advisors who prepared the asset study that we commissioned in July of 2003 to update this study. This study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at that time (the date that we took title to the Resort), for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the participating mortgage under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. In arriving at this revised fair value estimate, we made several assumptions about future events, which may not occur, including the following:

  •
  that the Resort's performance would recover to historical trend levels through the marketing and management skills of Westin (and Troon, as the golf manager, through Westin) as the Resort's operator; the benefit of recovering group business now that corporate travel and meeting budgets seem to be getting restored to historical levels; and, the benefit of Florida's recovery in the destination resort and lodging industry and general improvement in travel, resort and lodging spending nationwide;

  •
  we assumed that we would have sufficient liquidity and capital resources to hold and operate the Resort through the end of the anticipated holding period. We face the risk that we might have insufficient liquidity and capital resources to hold the Resort for the current or any extended holding period. During the holding period, we currently anticipate that our liquidity and capital resources will come from: sales of our remaining three golf courses, representing two separate properties; a decision by our board to seek short-term financing specifically for the Resort; and potential positive cash flows from the operations of the Resort and/or our other remaining properties;

  •
  we assumed that the Resort would be operated by Westin, as resort manager (and Troon, as golf manager, through Westin), in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period. We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable. We anticipate that such attainment will depend upon: the marketing and management skills of Westin, as Resort manager (and Troon, as golf manager, through Westin) as the Resort's operator; and the realization of financial results from the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings.

        The estimate of $39.24 million was subject to the assumptions set forth in the prior paragraphs, and to the risk that the performance of the parties to the Settlement Agreement would fall short of our expectations.

        We have received preliminary third-party indications of interest regarding a potential acquisition of the Resort; however, we have received no firm written offers. Our board might decide to sell our interest in the Resort prior to the end of the previously anticipated holding period (i.e., prior to December 31, 2005) in response to a reasonable offer, if after consideration of the facts and circumstances at that time our board determines that the sale would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board to alter the orderly liquidation strategy in favor of an immediate sale. We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the asset's fair value may change, and the asset may be again be written-down.

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

  •
  our merger with other companies;

  •
  the sale of our company assets as a whole;

  •
  the sale of the stock of our company;

  •
  our issuance of equity in a private placement;

  •
  establishment or acquisition of a management company;

  •
  our recapitalization;

  •
  sale of some of our assets; and

  •
  termination of our status as a REIT in combination with some of the other alternatives.

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

        Faced with declining prospects for our company and a lack of acceptable opportunities to sell our real estate portfolio as a whole, and based upon input from our financial advisors, our board determined at that time that the best available strategic alternative to maximize stockholder value would be to engage in a liquidation of our assets. This decision was based on the following five important factors, among others:

  •
  an oversupply in the golf course industry in 1999 and 2000 leading to a decline in the value of existing golf courses and poor financial performance by golf course operators;

  •
  the decline in market prices of publicly-traded REIT securities in mid-1998 which restricted the ability of REITs to obtain public equity;

  •
  the restrictions our status as a specialty REIT placed on our operations, including our inability to operate our specialty properties;

  •
  material defaults by lessees under participating leases at a number of our golf courses; and

  •
  the effect of the decline in our operating income on our ability to operate, and the possibility that our operating income would decline further if additional lessees were to default.

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

        Our board of directors will continue to monitor and evaluate all of our options (including an entity sale, recapitalization, joint venture or sale of the remaining assets as a whole) from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation.

  Process of Adoption and Initial Implementation of the Plan of Liquidation

        On September 28, 2000, our board appointed a special committee of independent board members in contemplation of a transaction with Larry Young, one of our directors, our then largest operational partnership unit holder, and the owner of more of our lessees than any other owner.

        On November 6, 2000, our board formally directed management to develop a plan of liquidation and a related proxy statement for presentation to the board. In addition, the board authorized us to enter into non-binding or binding letters of intent and definitive agreements for the sale of one or more of our golf courses.

        In connection with the plan of liquidation, we also entered into a voting agreement with our sole preferred stockholder, AEW. Under the voting agreement, AEW agreed, among other things, to vote in favor of the plan of liquidation and we agreed that if our common stockholders approved the plan of liquidation and the agreement is not otherwise terminated, we would redeem all of the shares of Series A preferred stock for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment.

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

        On February 25, 2001, the special committee unanimously recommended adoption of our plan of liquidation to our board and our board of directors unanimously adopted a plan of liquidation for us and our operating partnership, Golf Trust of America, L.P., subject to approval by our stockholders.

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

  Annual Updates to the Projected Range of Liquidating Distributions

        The projections described below are forward-looking statements, subject to this report's introductory cautionary note and the risk factors listed below.

        Original 2001 Range.    At the time we prepared our proxy statement, dated April 6, 2001, soliciting stockholders' approval for the plan of liquidation, management estimated that if stockholders approved the plan, total liquidating distributions to common stockholders would be within the range of $10.74 to $13.93 per share and would be paid within 12 to 24 months following stockholders' approval of the plan of liquidation. Management's estimate at that time was based on numerous assumptions, notably including asset-by-asset estimated price ranges. (For assets covered by definitive purchase and sale agreements or letters of intent at that time, estimates at that time were based on the prices specified in those documents, rather than a range). These and other management estimates were included within a financial model developed with the assistance of BAS in order to produce our overall estimated range of liquidating distributions. We use the term "Original 2001 Range" to refer to this 2001 projection of the range within which total liquidating distributions to common stockholder were contemplated. As the context requires, the term "Original 2001 Range" also refers to the component estimate prices or price ranges for one or more particular golf courses, all of which contributed to the overall projected range of liquidating distributions. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the golf course's respective Original 2001 Range absent a fairness opinion, an appraisal, or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of our company and our stockholders.

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

        Updated 2002 Range.    Conditions in the golf resort industry declined significantly in late 2001 and early 2002 primarily as a result of a decline in travel and leisure spending after the September 11, 2001 terrorist attacks. Most importantly for us, the former borrower under our participating mortgage went into payment default, significantly reducing the resale value of our interest, as the former lender, in our mortgage loan secured by the Resort. In light of these changed conditions, during the first quarter of 2002 our board re-engaged Houlihan Lokey to help the board analyze, among other things, whether it would be preferable to sell the participating mortgage immediately, in its distressed condition, or seek to restore the operating performance of the Resort first, before liquidating our interest therein. As explained above (see "Innisbrook Strategy"), based in part on Houlihan Lokey's report, the board decided that seeking to restore the Resort's performance would be in our stockholders' best interest. We also asked Houlihan Lokey at that time to assist us in updating our projection of our total liquidating distributions in light of the golf course sale prices we received during the prior year as well as the new economic climate. Based in part on Houlihan Lokey's report dated March 15, 2002, in the Spring of 2002 we projected at that time that our total liquidating distributions to common stockholders would be within the range of $6.01 to $9.43 per share. We refer to this projection as the "Updated 2002 Range." The Updated 2002 Range was based on many assumptions and estimates. Notably, this projection assumed that we, along with the Resort's operators, namely Westin and Troon, would successfully achieve a modest recovery, based on historical financial results, in the financial performance of the Resort; that all of our golf course assets would be sold by the end of 2002 (other than our interest in the Resort, which this estimate assumed would be liquidated in 2005); and that the condominium owner litigation at the Resort would be resolved by the time that we sold those properties, among many other limiting assumptions and estimates.

        Updated 2003 Range.    In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey's report dated March 18, 2003, and subject to many limiting assumptions and uncertain estimates, we projected at that time that total liquidating distributions to our common stockholders over the remainder of our orderly liquidation would be within the range of $4.75 to $7.21 per share. We refer to this projection as the "Updated 2003 Range." In comparing the Updated 2002 Range and the Updated 2003 Range, the low end of the range decreased by $1.26, or 21% ($6.01 less $4.75), and the high end of the range decreased by $2.22, or 24% ($9.43 less $7.21). While there were several factors that contributed to the net variance, the primary reason for the net decrease was due to the reduction in the expected net free cash flow from the Resort for the four year period 2002 through 2005 (including a significant number of which were one-time non-recurring payments). This projection was a forward-looking statement, subject to this quarterly report's introductory cautionary note and the risk factors listed in the section titled "Risks that might delay or reduce our liquidating distributions". This projection was based on several assumptions about future events, including, among others, the following:

  •
  an assumption that we would successfully obtain ownership of the Resort;

  •
  an assumption that we, in conjunction with the Resort's operators, namely Westin (and Troon, through Westin), would be able to realize a modest recovery, based on historical financial results, in the financial performance of the Resort by year-end 2005 (which implicitly assumes that economic recovery would begin sufficiently in advance of that date to support regular business and group leisure activity at the Resort by late 2005); and

  •
  an assumption that we would not be subject to any material liability under any of the lawsuits that we were defending at that time (February 2003) which, in fact, turned out to be the case.

        No New Range of Liquidating Distributions:    We have recorded the value of our golf courses and the Resort (discussed in detail in an earlier section titled "Estimated Value/Amount of Write-Down", at our current best estimates of fair value. However, at the present time we do not believe we are able to reliably project the amount of the total liquidating distributions that we will make to our common stockholders over the remainder of the orderly liquidation period. Subject to the following caveats, we do, however, believe that it may be possible to do so in future periods as the quality and reliability of information necessary to make estimates of cash flow and, correspondingly, value become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to derive a reliable estimate of the range of liquidation distributions.

        Our inability to obtain sufficiently static financial data with respect to the Resort's performance which can meaningfully create a comfort level to predict the Resort's future trends in business performance is the primary reason why we believe that we cannot project the amount of total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidation period. The factors giving rise to this uncertainty include, without limitation, the following:

  •
  that prior to the execution (and even thereafter) of the Settlement Agreement we were not able to obtain accurate forecasts from Westin regarding operating performance, among other factors, including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace;

  •
  that the financial performance at the Resort has not begun to realize any significant positive impact from the economic rebound that has begun and that the Resort has been experiencing a downward trend in 2004, which is somewhat contrary to recent industry trends;

  •
  that although in connection with the Settlement Agreement we entered in to a new management agreement with Westin providing for our increased control over accounting and marketing and improved provisions governing reporting by Westin, we do not directly manage the Resort;

  •
  that the litigation between our former borrower and approximately fifty of the condominium owners at the Resort (to which we presently are not a party) continues to cloud the future of the Resort from a valuation perspective, notwithstanding periodic, interim successes in the litigation by our former borrower as reported to us by our former borrower;

  •
  that our competitors have used as a competitive advantage in marketing their resorts against the Resort the historical uncertainty surrounding the prospects of the future of the Resort;

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

        We will continue to refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range due to these sources of uncertainty. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value, become more reliable. However, we can make no assurances that the quality and reliability of all such necessary information will develop to the degree necessary to allow us to develop a reliable estimate of the range of liquidation distributions.

        Any of these historical estimates might prove to be incorrect in materially adverse ways which might cause our actual liquidating distributions to be lower than our projections. We currently expect liquidating distributions to the holders of our common stock to begin after the sale of the Resort. We planned to complete this sale in late 2005, but the sale may be delayed.

        All of the historical projections described above are forward-looking statements subject to the cautionary note and the risk factors listed herein. The historical projections are based on numerous estimates and limiting assumptions, including those listed above, any or all of which might prove to be incorrect in materially adverse ways. None of the projections are based on any appraisals of any of our assets, except the Resort which is based on a commissioned asset study, or any independent litigation risk assessments. The actual amount of our liquidating distributions could be lower than our historical projections (we are not providing any current projections), and the actual timing of our liquidating distributions could be later than our historical projections. Accordingly, you should not place undue reliance on the assumptions or historical projections above. Important factors that could cause such variances are discussed herein under the caption "Risks that might Delay or Reduce our Liquidating Distributions."

        Moreover, preparing financial projections such as those above is difficult and time consuming. Except as may be required by applicable law, we have no current intention to produce any further updates to our projected range of liquidating distributions. In the future, the mere fact that we have not updated our historical projections does not indicate that we continue to endorse those historical projections or that they have not declined further; in fact, we believe the historical projections may be more favorable than the current facts. All projections are inexact and subject to numerous risks and uncertainties. You should not place undue reliance on any projections.

  Progress of our Liquidation Compared to our Original Projections

        As of November 8, 2004, we had sold 31 of our 34 properties. (Stated in 18-hole equivalents, we have sold 40 of our 47 golf courses). Any equity redemption component of each sale price is valued as agreed upon by the parties at the time of sale. In the aggregate, our gross sales proceeds of $305.5 million are within the combined per-course ranges for the golf courses sold to date, as estimated during the preparation of Houlihan Lokey's 2001 Range. However, our gross sales proceeds are $19.9 million, or 6.1%, below the low end of the combined Original 2001 Range. Of the fourteen properties that have been sold below the low end of the Original 2001 Range, all but two were sold after September 11, 2001 (three in late 2001, three in 2002, four in 2003 and two in 2004). The events of September 11, 2001, as well as the continuing decline in the economy after that date, negatively impacted our ability to close sales transactions within the originally contemplated range of prices. Although no fairness opinions or appraisals were obtained, based on the board's observations of the environment in which we and the nation were operating in at the time of each sale and other evidence regarding each sale below the low end of the range, our board determined that each of these fourteen transactions at prices below the Original 2001 Range was fair to, and in our best interest and the best interest of our stockholders.

        For the period January 1, 2003 through November 8, 2004, we have disclosed comparisons of asset sale prices primarily against the Updated 2003 Range. For the remainder of 2004, we intend to continue to disclose price comparisons (if at all) for the properties remaining in our portfolio primarily against the Updated 2003 Range.

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

        The net assets of $17,068,000 at September 30, 2004 would result in a liquidation distribution per share of $2.35. This $2.35 estimate for liquidation distribution per share is based on the net assets at a particular point in time (i.e., September 30, 2004) and does not take account of our corporate overhead expenses or potential Resort overhead expenses which we expect will arise as a result of our ownership of the Resort during our anticipated holding period. Nevertheless, these corporate expenses will impact the ultimate liquidating distributions to the holders of our common stock. The $2.35 estimate also does account any positive operating cash flows that may be realized from any of our golf course assets, including the potential positive cash flows that may be realized from the Resort which will also impact our liquidating distributions to the holders of our common stock. The $2.35 estimate is derived by dividing the net assets of $17,068,000 less loans to officers of $211,000 by the number of shares of common stock and common operating partnership units outstanding (7,409,000 less 141,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 140,625, described as follows (i) 55,625 shares of common stock pledged to us as security for the payment of our executive officers' promissory notes, and (ii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

        As previously discussed, our estimate of the fair value of the Resort, as recorded on our books at September 30, 2004, is $39.24 million. If there were no other changes to the factors underlying our Updated 2003 Range (and we cannot assure that fact or result), this difference in the valuation of the Resort would cause the low end of the Updated 2003 Range to decline from $4.75 to $2.17 which reflects the inclusion of only the Resort's operations for the two and a half month period July 16, 2004 to September 30, 2004 (loss of approximately $2,606,000) as contrasted with the inclusion of a full fiscal year period of operations. The Resort's third quarter operations have historically been the weakest quarter in the Resort's seasonal business and have typically reflected a loss.

  Assets Held for Sale

        The following chart identifies each of our unsold properties:

Properties Held for Sale as of November 8, 2004

Property	Location	18-Hole Equivalent
Resort	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

Total		7.0

        As of November 8, 2004, we have not entered into any arrangements for the disposition of our remaining golf courses.

Application of Critical Accounting Policies

  Liquidation Basis of Accounting

        As a result of our board of directors' adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Real estate held for sale includes the Resort as well as the three golf courses (two properties) that we own and manage. Our most significant estimate is the fair value of the Resort estimated to be $39.24 million, which was determined as previously described under the section titled "Estimated Value/Amount of Write-Down". The valuation of our two other properties is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

  Estimated Liquidation Value of the Resort (formerly pledged as collateral under a participating mortgage receivable).

        As of July 15, 2004, we held a participating mortgage, as the first lender, secured by the Resort. At that time, we entered in to a Settlement Agreement with our former borrower who was in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books prior to September 30, 2003, was $60 million. This value was toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey's orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). The March 2003 valuation range assumed, among other things, that we would acquire direct ownership of the Resort and that the Resort would successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender's mortgage interest in the Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45 and $50 million in the March 2002 report). Based on the facts and circumstances at that time (the date that we filed our quarterly report on Form 10-Q for the third quarter of 2003), we recorded a write-down to the Resort's value of $15,760,000 in the three months ended September 30, 2003 to $44.24 million. The value of our lender's mortgage interest in the Resort continued to be carried at $44.24 million at June 30, 2004. Based on the current facts and circumstances at the time that we took title, we recorded an additional write-down to the Resort's value of $5.0 million in the three months ended September 30, 2004. The enterprise value of the Resort at September 30, 2004 is estimated to be $39.24 million.

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

  Revenue Recognition

        With respect to the golf courses that we are currently managing and the Resort, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period.

        Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at September 30, 2004 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

        The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years.

Results of Operations

	Three months ended September 30, 2004
	GTA	Innisbrook		Golf Host Securities	GTA Consolidated
Revenue	$1,311	$5,576		$149	$7,036
Expenses and interest	1,708	7,301	(a)	108	9,117

Loss before adjustment to liquidation basis of accounting	$(397)	$(1,725)		$41	$(2,081)

(a)
excludes depreciation and amortization expense of approximately $881,000 pursuant to liquidation basis of accounting

The results of operations for Golf Trust of America, excluding the Resort, are discussed below. The results of operations for the Resort are discussed separately beginning on page 32.

  Results of operations for the three months ended September 30, 2004 and 2003 for GTA

        For the three months ended September 30, 2004 we recognized $1,311,000 in revenue from the operations of the 5.0 golf courses that we owned and managed during this period (for varying periods of time) compared to $1,375,000 in revenue from the operations of the same 5.0 golf courses that we owned and managed throughout this same period in 2003. The decrease in revenues of $64,000, or 5%, is due to the lost operating revenue from Wekiva (1.0 golf course) which we managed and subsequently sold in August 2004 offset by a 5% increase in the aggregate revenue from the operations of the 4.0 golf courses that were managed throughout both the three months ended September 30, 2004 and the three months ended September 30, 2003.

        Generally, we have made significant reductions in our routine operating costs by reducing staff (currently we have four full time employees and two part time employees at the corporate office), restructuring employment agreements to reduce compensation to reflect the reduced time commitments required from executive management, and other routine operating expenses such as office space rent, subscriptions, etc.; however, with the implementation of Sarbanes Oxley we have incurred higher professional fees as a function of compliance matters. We will continue to review our operating costs to seek further reductions.

        Expenses totaled $1,692,000 and $2,056,000 for the three months ended September 30, 2004 and 2003, respectively. The period over period decrease was $364,000, or 18%, of which $368,000 represents the difference between the direct operating expenses of $1,290,000, in the aggregate, from the 5.0 golf courses that we managed during the three months ended September 30, 2004 (for varying periods of time) compared to $1,658,000 in direct operating expenses of the 5.0 golf courses that we managed throughout the three months ended September 30, 2003. This decrease was offset by an increase of $4,000 in general and administrative expenses period over period. In the aggregate, the net income (loss) for the managed courses for the three months ended September 30, 2004 and 2003 was $21,000 and ($283,000), respectively. As noted above in the revenue discussions, we managed 5.0 golf courses during the three months ended September 30, 2003 and managed this same group of golf courses during the three months ended September 30, 2004 with the exception of one which was managed and subsequently sold in late August 2004. One was also managed and subsequently sold in late September but the difference in the period managed was only six days. The improvement in the aggregate results period over period of $304,000 was due to a 5% growth in aggregate revenue, disregarding the revenue of the golf course sold in August, and a 12% decrease in aggregate expenses, disregarding the expenses revenue of the golf course sold in August. The most significant expense reductions occurring at Tierra Del Sol located in Belen, New Mexico.

        Upon our stockholders' approval of our plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting in accordance with the requirement that we so do. The liquidation basis of accounting requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation. Therefore, the majority of our expenses incurred in the three months ended September 30, 2004 and 2003, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the three months ended September 30, 2004 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $403,000. Of this amount, approximately $207,000, or 51%, was salaries and benefits and $92,000, or 23%, was legal fees incurred in connection with Sarbanes-Oxley compliance, advice on our proxy for our 2004 annual stockholder meeting and the review of the additional Form 8-K filings we were required to make during this period. Additionally, $24,000, or 6%, was shareholder service related fees and expenses such as ChaseMellon fees and board fees, $8,000, or 2%, was general accounting, audit and tax fees and the remaining $72,000, or 18%, included rent, utilities, property tax and insurance on our office space, travel expenses, general office expenses and all other operating expenses. This compares to general and administrative expenses of $398,000 incurred during the same period in 2003. Of this amount for the three months ended September 30, 2003, approximately $275,000, or 69%, was salaries and benefits, $18,000, or 5%, was general counsel legal fees not specifically related to the plan of liquidation, $24,000, or 6%, was shareholder service related fees and expenses such as ChaseMellon fees and board fees and the remaining $81,000, or 20%, included rent, utilities and office expenses, general audit and tax fees, travel and all other operating expenses.

        For the three months ended September 30, 2004, interest expense was $66,000, comprised of $30,000 in interest on our revolving credit line with Textron Financial Corporation, $20,000 in interest accruing to our executive officers on their remaining earned milestone payment, and $16,000 in interest accruing on the Elk Funding loan that was made to provide a $2,000,000 cash infusion to the Resort concurrent with our assumption of ownership of the Resort on July 15, 2004. This compares to interest expense of $19,000 for the three months ended September 30, 2003, which represents in interest accruing to our executive officers on their remaining earned milestone payment

        We accrued a quarterly preferred dividend of $625,000 and $589,000 for the three months ended September 30, 2004 and 2003, respectively. The interest rate on the preferred stock increased to 12.5% from 9.25% effective on July 22, 2003 (see further discussion below under the caption "Cash flows for the nine months ended September 30, 2004 and 2003"). Additionally, pursuant to the Settlement Agreement that we entered into with our former borrower under the participating mortgage we were assigned 368,365 shares of our common stock which they owned and which secured the participating mortgage. These shares were valued at the closing stock price of $2.41 on July 15, 2004, the date of the Settlement Agreement, for a total redemption value of approximately $888,000.

        As a result of the foregoing, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($6,303,000) and ($17,996,000) for the three months ended September 30, 2004 and 2003, respectively. The ($17,996,000) was primarily due to the adjustment to the liquidation basis of accounting of $16,757,000 along with lost operating revenue from golf courses that we managed and subsequently sold. An adjustment of $16,757,000 was included in the consolidated statement of changes in net assets for the three months ended September 30, 2003 to reflect a $16,260,000 write-down of certain golf course assets, namely the Resort, and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share, prior to this quarter the reserve was $400,000).

  Results of operations for the nine months ended September 30, 2004 and 2003 for GTA

	Nine months ended September 30, 2004
	GTA	Innisbrook		Golf Host Securities	GTA Consolidated
Revenue	$4,524	$5,576		$149	$10,249
Expenses and interest	5,273	7,301	(a)	107	12,681

Loss before adjustment to liquidation basis of accounting	$(749)	$(1.725)		$42	$(2,432)

(a)
excludes depreciation and amortization expense of approximately $881,000 pursuant to liquidation basis of accounting

        For the nine months ended September 30, 2004 and 2003, we recognized $4,524,000 and $7,076,000, respectively, in revenue from the operations of the golf courses that we manage and the participating leases that were formerly in place. The decrease in revenues of $2,552,000, or 36%, is attributable to lost rental revenue of approximately $452,000 from the January 2003 sale of Eagle

Ridge (3.5 golf courses) together with $2,092,000 in lost operating revenue from 3.5 golf courses that we managed and subsequently sold in 2003 (1.0 in January 2003, 1.5 in April 2003 and 1.0 in June 2003, and 1.0 golf course that we managed and subsequently sold in August 2004. The most significant of these 3.5 courses sold was Sandpiper. These decreases were offset by an increase of $146,000 in the aggregate revenue from the operations of the 4.0 golf courses that were managed throughout the nine months ended September 30, 2004 and 2003. We managed a total of 5.0 golf courses during the nine months ended September 30, 2004 (one of which was sold in late August 2004 and one of which was sold in late September 2004). Revenue from the operations of these 5.0 golf courses for the nine months ended September 30, 2004 totaled $4,524,000. During the same period in 2003, we managed a total of 8.5 golf courses (for varying periods of time) from which we recorded $6,624,000 in revenue from managed golf course operations. As previously noted, of these 8.5 golf courses, 5.0 were also managed during this period in 2004 and 3.5 were sold during the first six months of 2003.

        Expenses totaled $5,298,000 and $8,259,000 for the nine months ended September 30, 2004 and 2003, respectively. The period over period decrease was $2,961,000, or 36%, of which $2,350,000 represents the difference between the direct operating expenses of $4,127,000, in the aggregate, from the 5.0 golf courses that we managed during the nine months ended September 30, 2004 compared to $6,477,000 in direct operating expenses of the 8.5 golf courses that we managed (for varying periods of time) during the nine months ended September 30, 2003. The net operating income for the managed courses for the nine months ended September 30, 2004 and 2003 was $397,000 and $147,000, respectively. As noted above in the revenue discussions, we managed 5.0 golf courses during the nine months ended September 30, 2003 and managed this same group of golf courses during the nine months ended September 30, 2004 with the exception of one which was managed and subsequently sold in late August 2004. One was also managed and subsequently sold in late September but the difference in the period managed was only six days. The improvement in the aggregate results period over period of $312,000 was due to a 4% growth in aggregate revenue (disregarding the revenue of the golf course sold in August) and a 12% decrease in aggregate expenses (disregarding the expenses revenue of the golf course sold in August) and (with the most significant expense reductions occurring at Tierra Del Sol located in Belen, New Mexico).

        Upon our stockholders' approval of our plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting in accordance with the requirement that we do so which requires that we accrue all anticipated expenses associated with our execution of the plan of liquidation. Therefore, the majority of our expenses incurred in the nine months ended September 30, 2004 and 2003, respectively, were specifically related to items that we provided for in our liquidation accrual. The general and administrative expenses incurred during the nine months ended September 30, 2004 and not specifically related to the plan of liquidation and accrued for in our liquidation accrual were approximately $1,170,000. Of this amount, approximately $627,000, or 54%, was salaries and benefits, $148,000, or 13%, was general corporate counsel legal fees, $77,000, or 7%, was general accounting, audit and tax fees, $88,000, or 8%, was shareholder service related fees and expenses such as board fees and ChaseMellon fees and the remaining $230,000, or 20%, included rent, utilities, property tax and insurance on our office space, travel expenses, general office expenses and all other operating expenses. This compares to general and administrative expenses of $1,782,000 incurred during the same period in 2003. Of this amount for the nine months ended September 30, 2003, approximately $1,007,000, or 57%, was salaries and benefits, $286,000, or 16%, was general corporate counsel legal fees, $107,000, or 6%, was shareholder service related fees and expenses such as board fees, $43,000, or 2%, was general accounting, audit and tax fees and the remaining $339,000, or 19%, included rent, utilities and office expenses, travel and all other operating expenses.

        For the nine months ended September 30, 2004, interest expense was $119,000, comprised of $49,000 in interest on our revolving credit line with Textron Financial Corporation, $54,000 in interest accruing to our executive officers on their remaining earned milestone payment, and $16,000 in interest accruing on the Elk Funding loan. This compares to interest expense of $1,308,000 for the nine months ended September 30, 2003, comprised of $1,202,000 in interest paid on our Bank of America credit agreement which was paid in full in June 2003 along with $106,000 in interest accruing to our executive officers on their remaining earned milestone payment

        We accrued quarterly preferred dividends of $1,875,000 and $1,514,000 for the nine months ended September 30, 2004 and 2003, respectively. The interest rate on the preferred stock increased to 12.5% from 9.25% effective on July 22, 2003 (see further discussion below under the caption "Cash flows for the nine months ended September 30, 2004 and 2003").

        Pursuant to a letter agreement that we entered into with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of our common stock which he owned and which secured his non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,320 pursuant to his amended and restated employment agreement dated February 25, 2001 (see further discussion below under the caption "Contractual Obligations, Contingent Liabilities and Commitments"). These shares were valued at the 10-day trailing stock price of $2.32 for a total redemption value of approximately $333,000. We applied this amount to the outstanding loan balance and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible). The remainder of the unreserved loan balance of approximately $214,000 was written off against the "other" category of the liquidation accrual.

        As a result of the foregoing, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($8,532,000) compared to ($20,509,000) recorded for the nine months ended September 30, 2004 and 2003, respectively. The ($20,509,000) was primarily due to the adjustment to the liquidation basis of accounting of $16,757,000 that was recorded in the three months ended September 30, 2003 along with lost operating revenue from golf courses that we managed and subsequently sold. An adjustment of $16,757,000 was included in the consolidated statement of changes in net assets for the three months ended September 30, 2003 to reflect a $16,260,000 write-down of certain golf course assets, namely the Resort, and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share, prior to this quarter the reserve was $400,000).

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

        Real estate held for sale includes the Resort and the other three golf courses (at two properties) that we own and manage. As of September 30, 2004, the valuation of the Resort is based on an asset study prepared by independent financial advisors in October 2003 and updated by those same advisors in October 2004. That valuation includes an estimate of the market value of the Resort's real estate and an estimate of the fair value of the Resort's identified contractual and non-contractual but identifiable intangible assets. An estimate of the fair market value of the Resort's furniture, fixtures and equipment, or FF&E, was derived by taking the valuation as of July 2003 and considering purchases and retirements from the end of that period until the date we took title. The valuations of our other two properties (three golf courses) are estimates of sales values based on indications of interest from the marketplace, certain assumptions by our management specifically applicable to each property and the property value ranges.

        For the three months ended September 30, 2004, an adjustment of $398,000 was included in the consolidated statement of changes in net assets to reflect the actual loss on the sale of certain golf course assets.

        For the nine months ended September 30, 2004, an adjustment of $575,000 was included in the consolidated statement of changes in net assets which reflected the actual loss of $281,000 on the sale of certain golf course assets, a $275,000 write-down of certain assets and a $19,000 increase in the capital expenditure reserve for the golf courses that we currently manage. There were no other liquidation basis of accounting adjustments for the nine months ended September 30, 2004.

Results of operations for the three months ended September 30, 2004 and 2003 for GTA-IB, LLC

Results of Operations

        The financial results of the predecessor owner are included for the periods prior to July 16, 2004 below for comparative purposes.

Three month period ended September 30, 2004

        Because the Resort is a destination golf resort situated in an aesthetically appealing outdoor setting, it appeals to a different market than that of a stand-alone hotel in a downtown metropolitan area. The Resort is designed to provide recreation, food and beverage on-site for the business meeting or group traveler, as well as guests who bring their whole family. This profile makes the Resort's performance somewhat sensitive to weather conditions. In particular, the hurricane conditions experienced in Florida in August and September of 2004 proved to be a challenge for the Resort. While room nights originally lost from cancellations due to the weather were predominantly replaced by room nights offered at a special reduced rate to those seeking accommodations safer than those in surrounding areas, the golf revenue was lost during the storms. In addition, expenses were incurred for clean-up and repair related to the hurricanes.

        During the third quarter of 2004, occupied room nights at the Resort were down by 1,317 rooms, or 6.9%, when compared to the occupied room nights for the third quarter of 2003. The decrease in occupied room nights was primarily due to the decrease in group room nights of 5,749, or 40%, for the three-month period ended September 30, 2004. The decrease in group room nights was offset by an increase of 4,432, or 98%, in transient room nights for the three month period ended September 30, 2004 compared to the same period in the prior year. The transient segment is typically defined by room nights booked that are not correlated to a related meeting or convention such as golf package rooms and internet bookings, among others. The booking window for transient business can be as narrow as 24 hours or less from the date of stay. Groups typically book no less than 120 days in advance and the larger groups book 12 to 24 months in advance. Therefore, we expect that the lack of group room nights may be correlated to the negative publicity related to GHR and its mortgage default and the hesitancy of groups to book at the Resort in the uncertain environment that was present at the Resort from the November 2001 mortgage default until the resolution of the matter on July 15, 2004. Compounding the perception issues, the Resort has historically been eliminated from consideration by some groups due to the lack of high speed internet access. We recently installed high speed internet access in all of the rooms, providing an additional marketing element for the Resort. Generally, the depressed economic conditions of the past two years have influenced corporate meeting planners to reduce the travel and recreation costs in their budgets, making the Resort less competitive for business groups than a location in a city which offers direct flights without the opportunity for group recreation. However, with the economic recovery, more than 60% of corporate travel managers have increased travel budgets, and domestic and international business and leisure travel are on the rise. Current booking patterns for 2005 are suggesting that this group business may be returning as booked group room nights for the first six months of 2005 are 57% higher, or            more room nights, than they were at the same time last year (for the first six months of 2004).

        The effect of the decrease in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spend, is reflected in the decrease in total revenue for the Resort for the three months ended September 30, 2004 and 2003. The most significant decrease in revenues at the Resort was in the food and beverage department. Even though the transient room night increase was substantial, transient guests have a lower food and beverage spend per room night, contributing to the decrease in food and beverage revenue. This decrease in food and beverage revenue is primarily due to a decrease of $377,000 in banquet and catering revenue (which equates to a 38% decrease for this department). This decrease correlates to the decrease in the group business. The remaining decrease in food and beverage revenue was due to decreases across the other food and beverage outlets (three restaurants, room service, pool service and honor bar). Golf revenue decreased $112,000, or 7%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The primary reason for this decrease was the loss of approximately 3,148 golf rounds ($147,000 in green fee revenue) due to the hurricanes affecting Florida in late August and September. Golf rounds and revenues were expected to be higher than the same period in the prior year based on tee time bookings that were then cancelled due to the weather. The number of rounds played in the three months ended September 30, 2004 was 17,007, compared to 18,785 in the same period of 2003. Golf revenue does not necessarily fluctuate with occupied room nights due to golf revenue from member dues and fees and day golf groups. Other revenue increased approximately $159,000 primarily due to cancellation fees received associated with several large group cancellations. The cancellations were due in part to the corporate merger of one of the clients which resulted in the overall cancellation of their meeting and the other cancellation related to the weather conditions at that time.

        In the departments where it is possible, expenses are managed to correlate with room night and golf round demand, including the day-to-day maintenance costs of the four 18-hole golf courses. Operating expenses, before depreciation and amortization, increased for the comparative three month period ended September 30, 2004 but only marginally. Expenses did not decrease proportionately to revenue because the Resort must be adequately staffed and maintained consistently. The fixed expense component of operating a Resort of this size is, therefore, difficult to reduce proportionate to occupied room nights; however, we are exploring cost reduction opportunities.

        Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 was approximately $1,014,000 and $1,358,000, respectively. The decrease in the expense is related to the change in the basis of the property, plant and equipment and the intangible assets that occurred when we took title to the Resort.

        Interest expense, net of interest income, which approximated $715,000 and $2,276,000 for the three months ended September 30, 2004 and 2003, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was cured in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is now non-interest bearing.

        The net operating loss for the three months ended September 30, 2004 was approximately $3,881,000, compared to a net operating loss for the three months ended September 30, 2003 of $7,962,000. For the three months ended September 30, 2003, a dividend of approximately $64,000 was accrued. However, we did not assume this obligation.

        Capital expenditure reserves in the amount of approximately $313,000 were set-aside during the quarter ended September 30, 2004. During the quarter approximately $412,000 of the capital reserve funds were spent with $155,000 being used to fund lease payments on existing equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases. In addition, approximately $116,000 was used to make an initial down payment and lease payments on new golf course equipment.    Deferred maintenance items of pantry equipment, vacuum cleaners, conference center partition walls, signage, network hardware and roof repairs in the aggregate amounted to approximately $141,000.

Nine months ended September 30, 2004

        For the nine months ended September 30, 2004, occupied room nights at the Resort were down 1%, or 973, and the average room rate was also down 1%, or $2.70, when compared to the occupied room nights and average rate for the nine months ended September 30, 2003. The decrease in occupied room nights was primarily due to the decrease in group room nights of 10,667, or 22%, for the nine months ended September 30, 2004. The decrease in group room nights was offset by an increase of 9,794, or 59%, in transient room nights for the nine months ended September 30, 2004 compared to the same period in the prior year.

        The effect of the decrease in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spend, is reflected in the decrease in total revenue for the Resort for the nine months ended September 30, 2004 and 2003.

        The most significant decrease in revenues at the Resort was in the food and beverage department. Even though the transient room night increase was substantial, transient guests do not have as high a food and beverage spend per room night, contributing to the decrease in food and beverage revenue of approximately $1,027,000, or 13%. This decrease in food and beverage revenue is primarily due to a decrease of $1,354,000 in banquet and catering revenue (which equates to a 27% decrease for this department). This decrease correlates to the decrease in the group business. This decrease was offset by increases in the revenue from the restaurant outlets. Golf revenue was basically flat for the period, with an increase of 2% for the nine months ended September 30, 2004 compared to the same period in the prior year. Golf revenue, while it did not decrease period over the period, was negatively impacted by the hurricanes that affected Florida during August and September of 2004. The number of rounds played in the nine months ended September 30, 2004 was 82,199, compared to 76,590 in the same period of 2003. The golf revenue did not increase proportionately with the increase in the number of golf rounds due to the decrease in the rate per round of approximately $3.45 per round. Golf revenue does not necessarily fluctuate with occupied room nights due to golf revenue from member dues and fees. Other revenue increased approximately $277,000 primarily due to cancellation fees received in connection with several large group cancellations. The cancellations were due in part to the corporate merger of one of the clients which resulted in the overall cancellation of their meeting and other cancellations related to the weather conditions at that time.

        Operating expenses, before depreciation and amortization, increased for the comparative nine month period ended September 30, 2004 by approximately $1,239,000, or 5%. The increase was predominantly in general and administrative expenses and was primarily due to increases in several areas which include health insurance premiums, non-recurring relocation expenses for Westin management personnel hired by the Resort from other Westin properties, the legal expenses associated with the successful litigation of the property tax appeal, audit fees related to taking title to the Resort, bad debt credits that occurred in this period in 2003 but did not reoccur in this period, and sales and marketing expenses for new collateral materials.

        Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was approximately $2,508,000 and $2,853,000, respectively. The decrease in the expense is related to the change in the basis of the property, plant and equipment and the intangible assets that occurred when we took title to the Resort.

        Interest expense, net of interest income, which approximated $5,451,000 and $6,844,000 for the nine months ended September 30, 2004 and 2003, respectively, primarily reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was cured in the Settlement Agreement. The participating mortgage loan that we assumed from the predecessor owner was amended to adjust the outstanding balance to $39,240,000, and the note is now non-interest bearing.

        Capital expenditure reserves in the amount of approximately $1,559,000 were set-aside during the nine months ended September 30, 2004. During this period approximately $1,350,000 was disbursed for capital acquisition purposes. $638,000 was used to fund the acquisition and initial lease payments on the new telephone switch, approximately $393,000 was disbursed to fund golf cart leases, golf course equipment leases and other property leases and approximately $319,000 was expended for deferred maintenance capital items.

        The preceding information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as "believe," "expect," "hope" or "may." Although we believe that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements.

        Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests' vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

        Management is currently exploring means of expanding the Resort's club membership base through a variety of options. Also several new revenue enhancement choices are being evaluated and developed that could impact the Resort's performance. Additional cost savings measures being implemented in the 2005 budget along with certain organizational and contract restructuring efforts may additionally enhance the resort's performance. On the asset side, management is evaluating the prospect of better utilizing the substantial variety of assets within the Resort, including changes associated with underutilized and/or inefficient facilities and adding value and performance from unused asset resources.

Tax Consideration

        We do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002 and 2003 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Liquidity and Capital Resources

        The Resort's working capital position is a deficit of approximately $1,306,000 as of September 30, 2004. The Resort continues to experience seasonal fluctuations in its net working capital position. During the third quarter and after taking possession of the Resort's operational assets, we loaned the Resort $2,000,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, the Resort's only source of cash is from any profitable operations of the Resort. It does not appear that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term and the

Resort's credit capacity is limited. It may become necessary for the Resort to seek further capital from us or to seek some other form of re-capitalization to insure the ongoing viability of the Resort. In the event that we must advance additional capital to fund operations at the Resort, we may be required to raise further capital in order to meet our obligations when they come due.

        With respect to our operations excluding consideration of the Resort's cash position discussed above, our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $13,000 per month) and a negligible distribution of net operating income from the two golf courses we own and manage. As a result, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. Additional draw requests were permitted monthly on the first day of each month commencing with May 1, 2004. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we pay to Textron a monthly fee of .25% per annum of any unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line were used to pay the closing costs, such as documentary stamp taxes, in connection with the ownership transfer of the Resort on July 15, 2004 of approximately $617,000 and are also being used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. As of November 8, 2004, the maximum permissible amount has been drawn and is outstanding on the revolving line of credit.

        In connection with the Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes. Pursuant to our agreement with Elk Funding, L.L.C. these loans were used to fund the Resort's current working capital needs. Promissory Note A is non-recourse loan for $700,000, which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F. Interest is accruing on this unpaid balance at a rate of prime +1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due. Promissory Note B was a recourse loan for $1,300,000, which was collateralized by a security interest in 50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. If during the term of the $1,300,000 principal amount note there was no default which was not cured or expressly waived by the lender, the lender agreed to forgive approximately $122,000 of the principal of the note. Interest accrued on this unpaid balance at a rate of prime plus 1% until the time that the assets collateralizing this note were sold and it was repaid net of the forgiven amount of $122,000 on August 26, 2004.

        We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort. The amount outstanding under this note at September 30, 2004 was $2,313,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. This note is payable January 30, 2005 unless the borrower exercises his option for a one year extension on the maturity of the note.

        In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him prior to our realizing net cash proceeds from asset sales sufficient to do so. As of September 30, 2004, we owed our two most senior executive officers a total of approximately $1,620,000 in milestone payments and accrued interest on such milestone payments. We also owed creditors approximately $1,200,000 as of that date, our ability to pay our obligations as they become due will depend on cash flow from the Resort. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to find alternative funding in order to pay our obligations when they become due.

        Aggregate Series A preferred stock dividends accrued, until July 21, 2003, at a rate of $462,500 per quarter. Subsequent to July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of September 30, 2004, we have accrued and not paid thirteen quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 19, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends; however, AEW did not exercise this right.

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

  Cash flows for the nine months ended September 30, 2004 and 2003 for GTA

        Cash flow used in operating activities for the nine months ended September 30, 2004 was $3,230,000 compared to cash flow used in operating activities for the nine months ended September 30, 2003 of $5,633,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes (for the nine months ended September 30, 2003 this included payments paid from and interest received on restricted cash). The decrease in the cash flow used in operating activities for the nine months ended September 30, 2004 was primarily due to a decrease in cash used in operating activities resulting from a decrease in liquidation liability payments. This decrease in liquidation liability payments resulted because severance liabilities (namely officer milestone payments) which were paid in the nine months ended September 30, 2003 were 88% greater than the milestone payments paid in the nine months ended September 30, 2004. Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001, and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2003 is primarily due to the closing costs that were paid related to the Settlement Agreement to assume ownership of the Resort in July 2004, insurance premium payments made related to the renewal of our directors and officers insurance policy on February 7, 2004, milestone payments made to our chief financial officer pursuant to his fourth amended and restated employment agreement and legal and other professional fees incurred in connection with our plan of liquidation.

        We invested approximately $20,000 in golf course capital expenditures at the golf courses that we managed during the nine months ended September 30, 2004 compared to $143,000 in the nine months ended September 30, 2003. In addition, our investing activities for the first nine months of 2004 provided $3,983,000 in cash flow from the sale of 2.0 golf courses (1.0 sold in August and 1.0 sold in September). The first nine months of 2003 provided $67,767,000 in cash flow from the sales of 7.0 golf courses. Additionally, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.

        During the nine months ended September 30, 2004, we drew $2,100,000 against our revolving line of credit that we obtained on March 18, 2004, primarily for working capital needs and to pay closing costs related to the executed Settlement Agreement in July 2004. We also received $2,000,000 in proceeds from a note payable to Elk Funding, LLC (discussed in more detail previously) which was used as a cash infusion for the Resort for its immediate working capital needs at the time that we took title to the Resort. Subsequently, we repaid $1,300,000 (less a discount of $122,000) of this $2,000,000 note payable from the sales proceeds of certain golf course assets. During the same period in 2003, we used $69,003,000 to pay down our outstanding debt under our credit agreement. These obligations were paid in full and retired with our last payment on June 19, 2003.

Off Balance Sheet Arrangements

  Generally

        As of September 30, 2004, we have no unconsolidated subsidiaries.

        We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referred to as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities (except as described below) nor do we have any commitment or intent to provide additional funding to any such entities (except potentially in connection with the Resort, as discussed previously). Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

        Effective September 18, 2003, we guaranteed an equipment operating lease for the Resort (with maximum exposure as of June 30, 2004 of $126,000). This is an operating lease with monthly payments of $3,242 including sales tax per month (made by the Resort) that expires in 2007. Effective September 18, 2003, we also guaranteed a second equipment operating lease for the Resort (with maximum exposure as of June 30, 2004 of $132,000). This is an operating lease with monthly payments of $3,474 including sales tax (made by the Resort) that expires in 2007.

        Effective July 7, 2004, our wholly-owned subsidiaries known as GTA - IB, LLC, GTA - IB Golf Resort, LLC and GTA - IB Operations, LLC guaranteed two capital equipment leases for the Resort. The first of these two leases has a maximum exposure of $372,000, requires an initial payment of $73,111 including sales tax followed by monthly payments of $6,361 including sales tax (made by the Resort) and expires in 2008. The second of these two leases has a maximum exposure of $91,000, requires an initial payment of $15,297 including sales tax followed by monthly payments of $1,277 including sales tax (made by the Resort) and expires in 2009.

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow (or our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$1,673	$1,413	$260	$—	$—
Elk Funding Loan	700	700
Textron revolving line of credit	2,100	—	2,100
Liquor license note payable (applies to a certain managed golf course)(1)	125	—	—	125	—
Operating lease agreements at the managed golf courses	1,086	348	592	146	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	12	6	5	1	—
Lease agreements for GTA corporate office	78	49	29	—	—

Subtotal of our obligations excluding those of the Resort	5,774	2,516	2,986	272	—

Master lease agreement (with the condominium owners)	8,091	857	4,622	2,612
Management agreements	20,917	1,964	5,065	4,899	8,989
Operating and capital leases	1,396	550	839	7
Service agreements and other	2,609	1,483	1,023	103

Subtotal of the Resort's obligations	33,013	4,854	11,549	7,621	8,989

Total of our consolidated obligations	$38,787	$7,370	$14,535	$7,893	$8,989

(1)
included in accounts payable on the statement of net assets in liquidation.

        Each type of contractual obligation listed in the table is discussed in more detail below.

        Employment Agreements.    Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which was effective August 29, 2003, the following performance milestone bonus amounts, which include accrued interest have been paid to him: (i) $184,277 on September 30, 2003; (ii) $191,649 on August 27, 2004; and (iii) $191,794 on September 27, 2004. The amounts remaining to be paid are $1,233,907 to Mr. Blair and $165,230, plus accrued interest, to Mr. Peters. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters' remaining earned milestone payment at five percent (5%) per annum. Such payments will be made in due course; no outstanding conditions to this payment exist. In addition, we have severance obligations to other employees aggregating $273,000 which have been provided for in the liquidation accruals.

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001 (which were amended to facilitate the plan of liquidation), we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to

Mr. Peters) on February 25, 2001 for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us that occurred on such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 (143,790 of Mr. Blair's and 55,625 of Mr. Peters') shares of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2003 and 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $497,000 and $400,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2003 and 2002, respectively. Subsequently, as a result of a letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us the shares of GTA common stock which secured the above-mentioned non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,319.95) and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible).

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

        Textron Revolving Line of Credit.    On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. Additional draw requests are permitted monthly on the first day of each month commencing May 1, 2004; however, as of November 8, 2004, the maximum amount permissible of $2,100,000 was outstanding.

        Elk Funding Note Payable.    In connection with the Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes. Pursuant to our agreement with Elk Funding, L.L.C., these loans are to fund the Resort's current working capital needs. Promissory Note A is non-recourse loan for $700,000 which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F. Interest will accrue on this unpaid balance at a rate of prime +1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due. Promissory Note B was a recourse loan for $1,300,000, which was collateralized by a security interest in

50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. Interest accrued on this unpaid balance at a rate of prime +1% until this note was paid in full (net of a discount of $122,000 for no occurrence of default) from the net sales proceeds of Wekiva Golf Club on August 2, 2004. There are no specific financial reporting covenants in these two notes.

        Liquor License Note Payable.    On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricted prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007. In the table above, we do not include interest payments because the prepayment restriction on the note expired on April 1, 2004. This note will be assumed by the buyer when Tierra Del Sol is sold.

        Operating and Capital Lease Agreements.    In the normal course of operating the golf courses that we manage and in the Resort operations, we and/or our subsidiaries have entered into operating lease agreements to lease golf course maintenance equipment, golf course vehicles, golf carts, and office equipment at the managed courses. The terms of these leases range from twelve to sixty months.

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

        Master Lease Agreement.    GTA-IB is contractually obligated to reimburse the owners of condominium units at the Resort who participate in the rental pool for 50% of the refurbishment costs invested in the rental pool units by the owners. In addition to the cost reimbursements, GTA-IB has agreed to pay the owners interest on the balance at 5% commencing in 2002 and ceasing in 2009.

        Westin Management Company South and Troon Golf, LLC.    We entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin Management Company South entered into a management contract with Troon Golf to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon's contract with Westin has a termination date of July 15, 2009.

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

        Aggregate Series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of September 30, 2004, we have accrued and not paid thirteen quarters of Series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended September 30, 2004). Under our Series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the Series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid Series A dividends. Although AEW did not exercise this right, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement).

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

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the Series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as the salary of our chief executive officer) automatically adjust for inflation, some of our rights are similarly indexed. Our room rates at the Resort and our golf course fees at the Resort and at our properties that we own and manage are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

Seasonality

        The golf industry is seasonal in nature because of weather conditions, with fewer available tee times in the rainy season and the winter months. Conversely, revenues fall at the Resort during the summer months as a result of the hot Florida weather being less appealing for group golf outings and vacation destination golfers along with the fact that business conventions and meetings are typically held October through April, when business customers are relatively less likely to be on family vacations. In October 2003, the Resort hosted, and will host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues pick-up in the fourth quarter but are generally the greatest during the first quarter with guests coming from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder, off-peak) to maximize revenues. The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Under our prior (now defunct) participating lease structure, we expected to be insulated from the effects of seasonality in that the participating leases required our lessees to pay us base rent ratably throughout the year. Now that we manage our golf courses directly (except the Resort), we are experiencing some seasonal variability in our operating results. The impact of this seasonality is expected to increase in the event that we assume operations at the Resort.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        While we have recorded the value of our golf courses and the Resort at our best estimates of fair value as of November 8, 2004, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses. As a result, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the orderly liquidation period. At a future time, it may be possible to reliably project the amount of total liquidating distributions if the quality and reliability of information necessary to make reliable estimates of cash flow and, correspondingly, value become more reliable; however, at this time we can provide no assurances that the quality and reliability of all such necessary information will develop to the necessary degree.

        In our 2002 annual report on Form 10-K filed on March 31, 2003, we reported an updated projected range of liquidating distributions to common stockholders and an updated projection as to when liquidating distributions to common stockholders might commence. We refer to these projections as our Updated 2003 Range. Our expectations at that time regarding the amount of liquidating distributions we would then make and when we would make them were based on many factors, including input from our independent financial advisors and our estimates and assumptions at that time. We face the risk that actual events might prove to be less favorable than those estimates and assumptions. Several important factors that could cause such a difference are described below. Although we attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and any such underestimate may prove substantial. As a result, the actual amount of liquidating distributions we may pay to the holders of our common stock might be substantially less than our Updated 2003 Range of projected liquidating distributions. We also face the risk that any underestimation of the effects of these risks could result in no liquidating distributions to our stockholders. Any liquidating distributions that are ultimately available might be paid substantially later than projected in the Updated 2003 Range. Factors that could cause actual payments to be later or lower than the Updated 2003 Range include the matters discussed below.

  Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to common stockholders.

        Our estimate of the fair market value of the Resort as recorded on our books at September 30, 2004 is $39.2 million. On November 15, 2004, we announced in a Current Report on Form 8-K that we reduced our estimate of the fair market value of the Resort by $5 million, to $39.24 million, from the $44.24 million estimate of this asset as recorded on our books at June 30, 2004. This estimated fair value is lower than the $60 million valuation recorded in periods prior to September 30, 2003. If there were no other changes to the factors underlying our Updated 2003 Range (and we cannot assure that fact or result), this difference in the valuation of the Resort would cause the low end of the Updated 2003 Range to decline from $4.75 to $2.17. We based our calculation of the Resort's liquidation value on an estimate of the future going-concern value of the Resort's operations on the assumption that we would hold the Resort until the Resort's operating revenues realize a recovery.

        In October 2003, we received from the Resort's operator, Westin, an updated forecast of the net cash flow expected to be generated by the Resort in the fourth quarter 2003 and for the year 2004. Westin's then updated forecast was materially less favorable than Westin's earlier forecasts for the same periods, which were among the factors considered by our management when arriving at the prior valuation. The decline in the Westin forecast resulted primarily from fewer than anticipated group bookings in the fourth quarter, the assumption that this trend would continue into 2004 and uncertainty regarding whether the Settlement Agreement and an amended management agreement would be signed. In response to Westin's forecast and our inquiries into Westin's budget methodologies and the basis for Westin's projections, as of September 30, 2003, we revised our estimate of the Resort's fair value at the end of the holding period to $44.24 million. This valuation was above the low end of the valuation range for the Resort under the "forced liquidation" scenario, as estimated by Houlihan Lokey in both their March 2002 and March 2003 analyses (as described in more detail in our annual report on Form 10-K filed on March 31, 2003).

        In order to allocate the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort, we engaged the same third-party experts that prepared the asset study that we commissioned in July of 2003 to update this study. This study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at that time (the date that we took title to the Resort), for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the Resort asset under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the then participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. This estimated value is subject to certain assumptions discussed elsewhere in this report. We have identified our valuation of the Resort asset as a critical accounting estimate, and it is discussed under the caption "Application of Critical Accounting Policies."

        While we have obtained additional information regarding the valuation of the Innisbrook Resort as a result of the recently completed valuation study by our independent financial advisor, the valuation of the Innisbrook Resort is still subject to uncertainty. We do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidating period because we have not been able to obtain sufficiently stable financial data with respect to the Resort's performance to establish a reliable valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

  •
  prior to the execution of the Settlement Agreement, and even to date after, we had not been able to obtain accurate forecasts from Westin regarding operating performance, including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace;

  •
  the financial performance at the Resort has not begun to realize any significant positive impact from the economic rebound that has begun and that the Resort has been experiencing a modest downward trend, which is somewhat contrary to recent industry trends;

  •
  even though we entered into a new management agreement with Westin providing for our increased control over accounting and marketing and improved provisions governing reporting by Westin, we do not directly manage the Resort;

  •
  the risk that our July 15, 2004 Settlement Agreement with Westin and our former borrower may prove less successful than anticipated, and that the performance of the parties to the Settlement Agreement will fall short of our expectations;

  •
  the litigation between our former borrower, who transferred title to the Resort to us, and the homeowners association at the Resort continues to cloud the future of the Resort from a valuation perspective, and might eventually involve us in an adverse way;

  •
  historical uncertainty surrounding the prospects of the future of the Resort may create uncertainty insofar as corporate meeting planners are concerned when contracting for large corporate groups and which may be used as a competitive advantage by our competitors when marketing their hotels against the Resort;

  •
  we have not received any firm offers from third-parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort; and

  •
  continued threats of terrorism and the impact thereof on the travel and lodging industry.

        As a result of the foregoing, at the present time, we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable. In the event that additional valuation information becomes available, it is possible that any difference in the valuation of the Resort, the valuation of our other assets, or the magnitude of our liabilities, would cause the lower end of the Updated 2003 Range to decline below $4.75. You should not assume that the liquidating distributions have not declined, perhaps in material amounts, from the historical projections earlier provided.

        We do not rule out the possibility that we might decide to sell our interest in the Resort prior to the end of the anticipated holding period (i.e., December 31, 2005) in response to any reasonable offer, even if the offered amount is less than $39.24 million if, after consideration of the facts and circumstances at that time, our board determines that the sale would be in the best interest of our stockholders. However, we cannot predict what future events, factors or outcomes might cause our board to cease pursuing the orderly liquidation strategy in favor of an immediate sale. It is also possible that our board might decide to extend the currently contemplated holding period of this asset past 2005 if our board determines that to do so would be in our stockholders' best interest in hope of realizing a better recovery on the asset after 2005. In any case, we face the risk that our efforts to preserve the value of the Resort might be unsuccessful and we might ultimately sell our interest in the Resort for less than our last estimate of its fair value. Accordingly, at some future date, our assessment of the asset's fair value may change, perhaps in a material adverse manner based on facts and circumstances at that time, and the asset may again be written-down.

  We recently took ownership of the Resort pursuant to a global Settlement Agreement providing for the assumption of certain existing or modified financial obligations of the former borrower. We are now responsible for any negative cash flow of the Resort. If the amount of assumed liabilities and expenditures with respect to the Resort exceed our expectations, our liquidating distributions to common stockholders could be reduced.

        On July 15, 2004, we entered a Settlement Agreement relating to our June 1997 $79.0 million original balance participating loan wherein we were the lender. This loan was secured by a mortgage on the Resort, near Tampa, Florida. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners and assumed a modified termination rights fee and outstanding golf facility management fees payable to Troon Golf. As owner of the Resort, we are responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations.

        Although we obtained ownership of the Resort following the end of the second quarter of 2004, we still face the difficult task of seeking to revitalize its revenues. As a result of these challenges, our recovery with respect to this asset might be significantly delayed, and the aggregate amount we ultimately receive upon a sale of the Resort might be less than our current estimate of the Resort's fair value. In the event of this result our liquidating distributions to holders of our common stock would be reduced. Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success as a result of the Settlement Agreement, or the future success of the Resort.

  Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and derivative litigation being filed against companies such as ours. We became involved in this type of litigation in connection with our plan of liquidation (and the transactions associated with it) in a legal action we refer to as the Crossley litigation. During the second quarter of 2003, the Crossley claim was dismissed with prejudice on our motion for summary judgment, which means that the lawsuit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could appeal the dismissal. We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff. Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us. Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such litigation, we might be liable for damages. It is not possible to predict the amount of such potential damages, if any, but they might be significant. Any damage liability would reduce our cash available for distribution and the ultimate amount of our liquidating distributions to holders of our common stock.

  If we are unable to retain at least one of our key executives and sufficient staff members to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

        Our ability to complete any golf course sales which may become subject to pending contracts (of which we do not have any as of the date of this filing), or letters of intent (of which we do not have any as of the date of this filing), and to locate buyers for our other interests in golf courses and negotiate and complete any such sales depend to a large extent upon the experience and abilities of our two most senior executives, W. Bradley Blair, II, our chief executive officer and president, and Scott D. Peters, our senior vice president and chief financial officer, both of whom are currently serving us on a reduced schedule basis, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. We believe our liquidation has progressed to the point that the resignation of one (but not both) of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

        We face the risk that both of our key executives might resign. In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter of 2003, was the last remaining milestone under Mr. Blair's amended employment agreement and, therefore, his performance bonus is now due and payable (but unpaid) by us. Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain employed with us, especially considering the reduction in their annual salaries. Following the disposition of our Sandpiper property in mid-2003 and the corresponding reduction in demands on Mr. Peters' time, the compensation committee of our board of directors determined that management should seek to negotiate a reduced time commitment and a reduced salary arrangement with Mr. Peters and, therefore, we entered into an amended and restated employment agreement with Mr. Peters on August 29, 2003. Under this amended and restated employment agreement, Mr. Peters is expected to devote a substantially reduced number of hours per calendar quarter to us. Mr. Peters will continue to serve as our senior vice president, secretary and chief financial officer, as well as continuing to serve on our board of directors. Additionally, under this amended and restated agreement, Mr. Peters was not entitled to the balance of his remaining milestone payment until certain golf course sales thresholds were met, as earlier described which have now been achieved. On June 30, 2004, the original expiration date, our agreement with Mr. Peters was extended until March 31, 2005. Additionally, on March 22, 2004, we entered into a letter agreement with Mr. Blair, which, among other things, provides for Mr. Blair to receive a reduced base salary from us as of April 1, 2004, which was a result of an expected future reduction in the amount of time he would be required to devote to us and our business. As a result, effective April 1, 2004, Mr. Blair will receive 75% of his immediately preceding applicable current base salary. In addition, effective January 1, 2005, Mr. Blair will receive a further reduced annual base salary at a level which is 50% of his current base salary as of March 31, 2004.

        The potential resignation of Mr. Blair poses a relatively greater risk at this time in light of Mr. Peters' reduced time commitment to us. If Mr. Blair were to resign, we would likely seek to hire a replacement for Mr. Blair. The cost to us of hiring a replacement would likely depend upon the experience and skills required of such an individual in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on us and the liquidation at that time.

        Mr. Peters has accepted a full-time position as the Executive Vice President and Chief Financial Officer at another company. Mr. Peters continues to serve as our company's Chief Financial Officer, Senior Vice President, and Secretary through March 31, 2005 pursuant to the terms of his amended and restated employment agreement. In light of Mr. Peters' time commitments to Triple Net Properties, we cannot guarantee that he will accept an expanded role should Mr. Blair leave our employment.

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

  If we are unable to find buyers for the Resort or our other golf courses at our revised estimates of value, our liquidating distributions might be delayed or reduced.

        In addition to the four golf courses at the Resort, we have two other properties (or three eighteen-hole equivalent golf courses), none of which are currently subject to sale agreements or letters of intent. In calculating our projected liquidating distribution, we assumed that we would be able to find buyers for the Resort and our other golf courses at amounts based on our estimates of their fair market values. However, our estimates of the sales prices that we may ultimately be able to obtain may exceed the price we eventually achieve. Our independent financial advisor's March 18, 2003 analysis (upon which our 2003 Updated Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion. Assumptions underlying our 2003 Updated Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive. In particular, we recently received the results of an updated study of the Resort's value from our independent financial advisor which resulted in a $5.0 million write-down in the value of that asset.

Based on that write down, the lower end of the 2003 Updated Range will fall to $2.17, assuming that the other assumptions upon which that 2003 Updated Range was based remain correct. Further, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price below our estimate of a golf course's fair value. If we are not able to find buyers for these golf courses in a reasonably expeditious manner or if we have overestimated the sales prices we will ultimately receive, our liquidating payments to the holders of our common stock will be delayed or reduced, perhaps in substantial ways.

        At the present time, we do not have indications from the market as to a potential sales value for the Resort. Therefore, we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the orderly liquidation period. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

  If we are unable to realize the value of a promissory note taken as part of any purchase price, our liquidating distributions might be reduced.

        In some golf course sales, we may agree to receive promissory notes from the buyer as a portion of the purchase price. Promissory notes are often illiquid. If we are not able to sell the promissory note without a great discount, or in the case of a short-term note, if we hold it to maturity and the maker ultimately defaults, our liquidating distributions might be reduced.

  Decreases in golf course values caused by economic recession and/or additional terrorist activity might reduce the amount for which we can sell our assets.

        The value of our interests in golf courses might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

  •
  adverse changes in the economy, prolonged recession and/or additional terrorist activity against the United States or our allies, or other war-time activities might increase public pessimism and decrease travel and leisure spending, thereby reducing golf course operators' revenues (particularly destination-resort golf course revenues) and diminishing the resale value of the affected golf courses;

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

        Before making the final liquidating distribution to the holders of our common stock, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors' and officers' liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of any such purchase. We have estimated such transaction costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions will be lower than we have historically projected, and perhaps in substantial amounts. As earlier discussed, we have not updated our projections.

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

        We entered into a voting agreement with the holder of our preferred stock, AEW Targeted Securities Fund, L.P., pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem the Series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003, however, we do not have enough cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on the Series A shares are over six quarters in arrears. Currently, dividends on the Series A shares are eleven quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW Targeted Securities Fund, L.P., has informed us that it does not currently intend to exercise that right. However, it might decide to exercise such right in the future. The appointment of such directors to our board might reduce the efficiency of our board's decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holders of our preferred stock.

  Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

        At some point during our liquidation, as expressly permitted by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust and our corporate existence would terminate. The SEC has historically allowed liquidating trusts to stop filing quarterly reports on Form 10-Q and to file unaudited annual financial statements on Form 10-K. Accordingly, if the SEC were to grant similar relief to any successor liquidating trust we may form, we might realize substantial legal and auditing cost savings over the remainder of our liquidation, as well as general and administrative cost savings such as corporate governance costs, certain insurance costs, and printing and reporting costs of a publicly traded company, among others. However, the plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full or until such time as they consent to such a contribution.

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

        In addition, it is possible that the fair market value of the Resort and the other assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder's gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the tax code.

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

  If we are not able to sell our remaining golf courses in a timely manner, we may experience severe liquidity problems, not be able to meet the demands of our creditors and, ultimately become subject to bankruptcy proceedings.

        In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him as of September 30, 2004 before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of September 30, 2004, we owed our two most senior executive officers a total of approximately $1,250,427 plus interest in milestone payments and accrued interest on such milestone payments and we owed third party creditors approximately $1,200,000.

        Further, given the Resort's only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to establish self-sufficiency in the near term, we may be required to provide further capital to the Resort.

        In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner we could ultimately become subject to bankruptcy proceedings.

  Our stock may be delisted from American Stock Exchange, which would make it more difficult for investors to sell their shares.

        Currently, our common stock trades on the American Stock Exchange, or Amex. We cannot assure you that we will be able to maintain our listing on Amex or any other established trading market. Among other things, Amex has considerable discretion with respect to listing standards, which include qualitative and quantitative criteria, some of which are beyond our control.

        As disclosed on our Current Report on Form 8-K filed on October 4, 2004, on September 28, 2004 we notified the Amex that we were not in compliance with Section 1003(d) of the Amex Company Guide due to our inability to timely file financial statements and pro forma financial information relating to the transactions described in our Form 8-K filed on July 29, 2004, or the July Form 8-K. Following our initial communication with Amex, we submitted to Amex a plan of compliance and supporting documentation, or Compliance Plan, which provided that the July Form 8-K would be amended by November 15, 2004.

        Following our notification to Amex of our noncompliance with Section 1003(d) of the Amex Company Guide and Amex's receipt and review of the Compliance Plan, Amex sent a letter to us on September 30, 2004 formally notifying us that we were not in compliance with Section 1003(d) of the Amex Company Guide. The September 30, 2004 letter from Amex further stated that Amex had determined that, in accordance with Section 1009 of the Amex Company Guide, the Compliance Plan made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the Compliance Plan period. Our listing on Amex was continued pursuant to an extension, subject to certain conditions, including, among others, ongoing communication with Amex and periodic review of our compliance with the Compliance Plan by Amex. The letter from Amex further stated that by November 15, 2004, we would need to be in compliance with Amex's continued listing standards by amending the July Form 8-K to include the financial statements and pro forma information respecting the Resort. Additionally, the letter from Amex noted that failure to regain compliance by November 15, 2004 would likely result in Amex initiating delisting proceedings pursuant to Section 1009 of the Amex Company Guide. Further, Amex stated that notwithstanding the terms of its letter, Amex may initiate delisting proceedings as appropriate in the public interest, and that Amex might initiate delisting proceedings in the event that we did show progress consistent with the Compliance Plan. On November 15, 2004, Amex's deadline for compliance, we filed by amendment to our July Form 8-K the required financial information. On November 16, 2004, we requested from the SEC a five day extension of the deadline for filing this Quarterly Report on Form 10-Q. In the event that the SEC or the Amex determine that we are not entitled to rely on the hardship exemption that provides for this extension, the Amex could initiate delisting procedures and we might face penalties from the SEC.

        We cannot assure you that we will be able to maintain our listing on Amex. Delisting would harm our business and the value of your investment. If our common stock were to be delisted from Amex, it could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

  As a result of our inability to timely file by amendment to our July Form 8-K certain financial information, we are no longer eligible to use Form S-3 to register sales of our securities, restricting our ability to raise additional financing.

        As a result of our inability to timely file by amendment to our July Form 8-K required financial statements and pro forma information relating to the transactions described in that report, we are no longer current in our reporting requirements under the Exchange Act of 1934, as amended. Since we are not current in these reporting obligations, we are not eligible to use a Form S-3 registration statement for a period of a year. As a result of our ineligibility to use this type of registration statement, it will be more difficult to raise additional capital should we determine that it is necessary or desirable to do so.

  The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the rental pool participants

        Pursuant to the former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. This group of condominiums is known as the "rental pool". In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

        Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Resort. We assumed the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool when we took ownership of the Resort pursuant to the Settlement Agreement which provided for the assumption of certain existing or modified financial obligations of the former borrower. Also as part of the Settlement Agreement, we assumed the borrower's obligation for refurbishment expenses paid by the condominium owners.

        As owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the rental pool units.

  Class action litigation involving the former borrower could adversely affect the Resort.

        Approximately fifty condominium owners initiated legal action against the former borrower regarding various aspects of the prior rental pool arrangement (see Part II, Item 1 "Legal Proceedings" for further discussion). At the present time, we are not a party to the lawsuit, nor are our affiliates. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort.

        While we are not a party to the class action lawsuit at the present time, we believe that the litigation between the former borrower and approximately fifty of the condominium owners at the Resort continues to cloud the future of the Resort and may likely adversely affect its future performance.

  Unusual weather patterns experienced in Florida during 2004 could cause depressed bookings for the resort, resulting in depressed bookings and reduced proceeds to the rental pool participants.

        We expect that the number of units to be booked at the Resort in 2005 may decline as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the Resort.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and the promissory note payable to Elk Funding. At November 8, 2004 the total outstanding debt subject to interest rate exposure is $2,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $7,000 annualized increase or decrease in interest expense and cash flows (see Note 7 to our Consolidated Financial Statements for additional debt information). We have not entered into any transactions using derivative commodity instruments.

        Reference is made to Note 7 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 15, 2004, our disclosure controls and procedures with respect to such persons and entities were necessarily more limited than those we maintain with respect to our own corporate operations. On July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

        The integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner's financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort's operations and cash flows which the predecessor owner has provided to us may not be accurate. We have of necessity placed a certain amount reliance on the historical financial information and reports of the Resort's predecessor owner for the periods prior to July 15, 2004 and continue to rely on the information provided by Westin as manager of the Resort. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We are implementing various initiatives intended to materially improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort.

        As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Subject to the limitations mentioned above, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings.

        We are currently involved in (or affected by) the following material legal proceedings:

  Young Complaints

        On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint on enlargement of time in which to answer or otherwise respond to the plaintiffs' complaint on May 5, 2004, and we filed a motion of defendants our company (together with our executive officers) to stay, and for enlargement of time in which to answer or otherwise respond to plaintiffs' complaint on May 18, 2004. The plaintiffs filed memoranda opposing the aforementioned motions on May 24, 2004 and June 4, 2004, respectively. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the Golf Trust defendants' motion would be granted in part and denied in part. As a result the court declined to stay the litigation pending the outcome of the arbitration (the size of which will be determined by the judge's expected rulings), but granting the motion enlarging time and giving the Golf Trust defendants until November 8, 2004 to serve their answer. Prior to November 8, 2004, the judge advised the parties that they could submit supplemental briefs regarding an aspect of the binding arbitration issue raised by a recent case. Supplemental briefs were filed by the BDO defendants and the plaintiffs. On November 5, 2004, we filed our answer and counterclaims (9 counterclaims against some or all of the plantiff parties). To date the judge has not amended his ruling, nor have the plaintiffs responded to our counterclaims. At this time, we are unable to assess the likely outcome of this litigation.

  Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing, of approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note due and owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served on May 19, 2003, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for $231,630, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment. An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12,2004, pursuant to West Virginia's domestication statutes. The attorneys in West Virginia have enrolled the judgment and the execution as a lien on real property and personal property owned there by the defendants.

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

        On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC in which the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico which include assets other than just the country club such as a 9-hole executive golf course, water rights, and tennis courts. The term of this agreement is six months and we shall have the option to extend the term of the agreement for three additional six-month periods. We exercised the third six-month option, which expires on February 21, 2005. As a result of entering into this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of this agreement.

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

  Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs now have appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal have been filed and the case was argued to the court of appeals on October 19, 2004. A decision by the court of appeals could be issued by the end of 2004. At this time, we are unable to assess the likely outcome of this litigation.

  Resort Condominium Owner Litigation

        On June 30, 2004, the Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan we made in 1997 to the Resort's predecessor owner, Golf Host Resorts, Inc. The former owner/borrower entered into an arrangement with many of the persons who own condominium units at the Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against our former borrower and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

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

  •
  whether the guaranteed master lease agreement is invalid by reason of such alleged coercion and economic duress and, if so, whether the condominium owners who entered into the guaranteed master lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed master lease agreement and the amount of income that would have been distributed to them had they remained subject to the master lease agreement;

  •
  whether the unit owners who signed the guaranteed master lease agreement have the right to return to the master lease agreement without penalty, and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed master lease agreement and the income they would have received under the master lease agreement;

  •
  whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses, thereby adversely affecting the "private golf course" concept of the Resort; and

  •
  whether there has been a diminution in the market value of the individual condominium units due to the five factors mentioned above.

        Deposition of class members and others, including depositions of prior executives of the former borrower have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against the former borrower reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in the former borrower and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. No decision on the intervention appeal has been made. On June 15, 2004, counsel for the former borrower reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs. The judge granted this motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004.

        We are not presently a party to this lawsuit, nor are any of our affiliates.

  Routine Litigation

        In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Since we are now the operator of our remaining golf courses, except the Resort, we maintain insurance for these purposes. As the owner of the Resort, we have also acquired insurance for these purposes to cover the Resort.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below describes the purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of our Common Stock that is registered by us pursuant to section 12 of the Exchange Act.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	368,365 shares of Common Stock	$2.41	*	0	0
August 1-31, 2004	0	0		0	0
September 1-30, 2004	0	0		0	0
Total	368,365 shares of Common Stock	$2.41	*	0	0

*—Acquired by us pursuant to the Settlement Agreement and related transactions, which transactions are described on the Form 8-K filed by us on July 29, 2004. The price per share is an estimate based on the closing price of our Common Stock on July 15, 2004, the date of the Settlement Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As previously reported, on July 21, 2003 we defaulted on our obligation, under our voting agreement with the holder of our Series A preferred stock, to redeem the Series A shares within 60 days of the holder's May 23, 2003 demand. As a result, the aggregate Series A dividend rate increased from $462,500 per quarter to $625,000 per quarter and the preferred stock holder has a right to appoint two directors to our board of directors. The preferred stock holder has that same right under our the Series A Articles Supplementary (our charter document relating to the preferred stock) because we have not paid a preferred stock dividend since the third quarter of 2001 and such right arises when preferred stock dividends are in arrears for six or more quarters. The preferred stock holder has informed us that it does not currently intend to exercise that right. However, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement). As of November 22, 2004, the total arrearage on our Series A preferred stock is $6,789,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION

        As disclosed on our Current Report on Form 8-K filed on October 4, 2004, on September 28, 2004 we notified the Amex that we were not in compliance with Section 1003(d) of the Amex Company Guide due to our inability to timely file financial statements and pro forma financial information relating to the transactions described in our Form 8-K filed on July 29, 2004, or the July Form 8-K. Following our initial communication with Amex, we submitted to Amex a plan of compliance and supporting documentation, or Compliance Plan, which provided that the July Form 8-K would be amended by November 15, 2004.

        Following our notification to Amex of our noncompliance with Section 1003(d) of the Amex Company Guide and Amex's receipt and review of the Compliance Plan, Amex sent a letter to us on September 30, 2004 formally notifying us that we were not in compliance with Section 1003(d) of the Amex Company Guide. The September 30, 2004 letter from Amex further stated that Amex had determined that, in accordance with Section 1009 of the Amex Company Guide, the Compliance Plan made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the Compliance Plan period. Our listing on Amex was continued pursuant to an extension, subject to certain conditions, including, among others, ongoing communication with Amex and periodic review of our compliance with the Compliance Plan by Amex. The letter from Amex further stated that by November 15, 2004, we would need to be in compliance with Amex's continued listing standards by amending the July Form 8-K to include the financial statements and pro forma information respecting the Resort. Additionally, the letter from Amex noted that failure to regain compliance by November 15, 2004 would likely result in Amex initiating delisting proceedings pursuant to Section 1009 of the Amex Company Guide. Further, Amex stated that notwithstanding the terms of its letter, Amex may initiate delisting proceedings as appropriate in the public interest, and that Amex might initiate delisting proceedings in the event that we did show progress consistent with the Compliance Plan. On November 15, 2004, Amex's deadline for compliance, we filed by amendment to our July Form 8-K the required financial information. On November 16, 2004, we requested from the SEC a five day extension of the deadline for filing this Quarterly Report on Form 10-Q. In the event that the SEC or the Amex determine that we are not entitled to rely on the hardship exemption that provides for this extension, the Amex could initiate delisting procedures and we might face penalties from the SEC.

ITEM 6. EXHIBITS

  Exhibits

        The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: November 22, 2004	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: November 22, 2004	By:	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

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

3.3.4
Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on February 9, 2004 and as currently in effect (previously filed as Exhibit 3.3.4 to our Company's Annual Report on form 10-K, filed March 30, 2004, and incorporated herein by reference).
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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through November 8, 2004
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

10.16.3
Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of March 22, 2004 (previously filed as Exhibit 10.16.3 to our Company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).
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
10.17.3
Fourth Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of August 29, 2003 (previously filed as Exhibit 10.1 to our Company's Current Report on Form 8-K, filed October 9, 2003, and incorporated herein by reference).
10.17.4
General Release related to the Fourth Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of August 29, 2003 (previously filed as Exhibit 10.2 to our Company's Current Report on Form 8-K, filed October 9, 2003, and incorporated herein by reference).
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
10.22.1
Loan Agreement, dated as of March 18, 2004, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.1 to our Company's Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).

10.22.2
Mortgage Security Agreement and Fixture Filing, dated as of March 18, 2004, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.2 to our Company's Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).
10.23
Settlement Agreement dated July 15, 2004 by and among Golf Trust of America, L.P., GTA-IB, LLC, Golf Host Resorts, Inc., Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC (previously filed as Exhibit 10.1 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).
10.24
Defense and Escrow Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., GTA-IB, LLC, Golf Trust of America, L.P., Golf Trust of America, Inc. and Chicago Title Insurance Company (previously filed as Exhibit 10.2 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.25
Operational Benefits Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., Golf Hosts, Inc., GTA-IB, LLC, and Golf Trust of America, L.P. (previously filed as Exhibit 10.3 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.26
Management Agreement dated July 15, 2004 by and between Westin Management Company South and GTA-IB, LLC. (previously filed as Exhibit 10.4 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.27
Assignment, Consent, Subordination and Nondisturbance Agreement dated July 15, 2004 by and among GTA-IB, LLC, Golf Trust of America, L.P. and Westin Management Company South (previously filed as Exhibit 10.5 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.28
Facility Management Agreement dated July 15, 2004 by and between Troon Golf L.L.C. and Westin Management Company South (previously filed as Exhibit 10.6 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.29
Loan Agreement dated July 15, 2004 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. and related Notes A and B (previously filed as Exhibit 10.7 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.30
Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C. (previously filed as Exhibit 10.8 to our Company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference)
10.31*	Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.
10.32*	Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.
14.1
Code of Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on February 9, 2004 (previously filed as Exhibit 14.1 to our Company's Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference).
21.1*	List of Subsidiaries of Golf Trust of America, Inc.
31.1*	Certification of W. Bradley Blair, II under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Scott D. Peters under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our Company's definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).
99.2
Amended and Restated Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our Company's definitive proxy statement on Schedule 14A, filed October 18, 2004, and incorporated herein by reference).

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.