Form 10-Q/A
period 2004-09-30
GOLF TRUST OF AMERICA INC
filed 2004-11-23
CIK 1024126

Use these links to rapidly review the document
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Nine Months Ended September 30, 2004 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

        The Exhibit Index begins on page 70.

EXPLANATORY NOTE

        This Form 10-Q/A is being filed for the sole purpose of revising or clarifying certain financial information in (i) the Condensed Consolidated Statements of Changes in Net Assets for the Nine Months Ended September 30, 2004 and 2003, (ii) the Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003, (iii) the two tables included in Note 1 to the Condensed Consolidated Financial Statements and (iv) the Results of Operations section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands) (unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenues
Rent	$—	$452
Revenue from Resort and managed golf course operations	10,249	6,624

Total revenues	10,249	7,076

Expenses:
General & administrative	1,170	1,782
Direct expenses from Resort and managed golf course operations	11,213	6,477

Total expenses	12,383	8,259

Operating loss	(2,456)	(1,183)

Other income (expense):
Interest income	143	165
Interest expense	(441)	(1,308)

Total other income (expense)	(298)	(1,143)

Loss before adjustment for liquidation basis	(2,432)	(2,326)
Adjustment for liquidation basis of accounting	(4,687)	(16,669)

Net loss	(7,119)	(18,995)
Value of common stock redeemed	(1,221)
Preferred dividends	(1,875)	(1,514)

Net change in net assets available to holders of common stock and OP units	$(10,215)	$(20,509)

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(in thousands, unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Change in net loss available to holders of common stock, before preferred dividends and common stock redemption	$(7,119)	$(18,995)
Adjustments to reconcile net loss to net cash used in operating activities, net of effects of Resort assets and liabilities acquired in settlement:
Adjustment to liquidation basis of accounting	4,687	16,669
Provision for bad debt	26
Non cash interest	198
Changes in working capital	622	504
Decrease in restricted cash		1,529
Decrease in liquidation liabilities	(2,315)	(5,340)

Net cash used in operating activities	(3,901)	(5,633)

Cash flows from investing activities:
Golf course improvements	(88)	(143)
Net proceeds from golf course dispositions	3,983	67,767
Decrease (increase) in notes receivable	—	112
Net cash acquired in Innisbrook settlement	$1,764

Net cash provided by investing activities	5,659	67,736

Cash flows from financing activities:
Borrowings under revolving line of credit and proceeds from loan	4,100	—
Net repayments on debt	(1,291)	(69,003)

Net cash provided by (used in) financing activities	2,809	(69,003)

Net increase (decrease) in cash	4,567	(6,900)
Cash and cash equivalents, beginning of period	601	7,990

Cash and cash equivalents, end of period	$5,168	$1,090

Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$67	$1,483
Non-cash transactions:
Cancellation of note receivable	$547	$—
Note receivable from sale of asset	$—	$2,300
On July 15, 2004, Resort assets acquired and liabilities assumed in settlement were:
Total assets	$56,303
Less liabilities	(17,063)

Net settlement amount	$39,240

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

Current assets	$4,621,000
Property & Equip	28,850,000
Intangible Assets	20,378,000
Other Assets	2,454,000

Total assets	$56,303,000

Current liabilities	$6,427,000
Long term liabilities	10,636,000

Net settlement amount	$39,240,000

        Operations of the acquired Resort and related entity (Golf Host Securities) are included in the condensed consolidated financial statements from the date of settlement. The following sets forth pro forma consolidated financial information as if the settlement had taken place at the beginning of the earliest period presented (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$7,036	$7,601	$32,126	$35,238
Net change in assets available to holders of common stock and operating partnership units	$(8,773)	$(19,477)	$(25,732)	$(19,702)

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

Results of Operations

	Three months ended September 30, 2004
	GTA	Innisbrook		Golf Host Securities	GTA Consolidated
Revenue	$1,311	$5,576		$149	$7,036
Expenses	(1,693)	(6,979	)(a)	(107)	(8,779)
Interest, net	(16)	(322)		—	(338)

Loss before adjustment to liquidation basis of accounting	$(398)	$(1,725)		$42	$(2,081)

(a)
excludes depreciation and amortization expense of approximately $881,000 pursuant to liquidation basis of accounting

The results of operations for Golf Trust of America, excluding the Resort and Golf Host Securities, are discussed below. The results of operations for the Resort are discussed separately beginning on page 32.

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

        Expenses totaled $1,693,000 and $2,056,000 for the three months ended September 30, 2004 and 2003, respectively. The period over period decrease was $363,000, or 18%, of which $368,000 represents the difference between the direct operating expenses of $1,290,000, in the aggregate, from the 5.0 golf courses that we managed during the three months ended September 30, 2004 (for varying periods of time) compared to $1,658,000 in direct operating expenses of the 5.0 golf courses that we managed throughout the three months ended September 30, 2003. This decrease was offset by an increase of $4,000 in general and administrative expenses period over period. In the aggregate, the net income (loss) for the managed courses for the three months ended September 30, 2004 and 2003 was $21,000 and ($283,000), respectively. As noted above in the revenue discussions, we managed 5.0 golf courses during the three months ended September 30, 2003 and managed this same group of golf courses during the three months ended September 30, 2004 with the exception of one which was managed and subsequently sold in late August 2004. One was also managed and subsequently sold in late September but the difference in the period managed was only six days. The improvement in the aggregate results period over period of $304,000 was due to a 5% growth in aggregate revenue, disregarding the revenue of the golf course sold in August, and a 12% decrease in aggregate expenses, disregarding the expenses revenue of the golf course sold in August. The most significant expense reductions occurring at Tierra Del Sol located in Belen, New Mexico.

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

  Results of operations for the nine months ended September 30, 2004 and 2003 for GTA

	Nine months ended September 30, 2004
	GTA	Innisbrook		Golf Host Securities	GTA Consolidated
Revenue	$4,524	$5,576		$149	$10,249
Expenses	(5,297)	(6,979	)(a)	(107)	(12,383)
Interest, net	24	(322)		—	$(298)

Loss before adjustment to liquidation basis of accounting	$(749)	$(1,725)		$42	$(2,432)

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

        As a result of the foregoing, we recorded a net change in net assets available to holders of common stock and OP unit holders of ($7,987,000) and ($17,996,000) for the three months ended September 30, 2004 and 2003, respectively. The ($17,996,000) was primarily due to the adjustment to the liquidation basis of accounting of $16,757,000 along with lost operating revenue from golf courses that we managed and subsequently sold. An adjustment of $16,757,000 was included in the consolidated statement of changes in net assets for the three months ended September 30, 2003 to reflect a $16,260,000 write-down of certain golf course assets, namely the Resort, and a $497,000 reserve against the loans to officers (to reflect the difference between the computed value of our officers' pledged shares of our common stock that serve as collateral under these loans compared to the value at the time that the shares were pledged which was $8 per share, prior to this quarter the reserve was $400,000).

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

Liquidity and Capital Resources

        The Resort's working capital position is a deficit of approximately $3,567,000 as of September 30, 2004. The Resort continues to experience seasonal fluctuations in its net working capital position. During the third quarter and after taking possession of the Resort's operational assets, we loaned the Resort $2,000,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, the Resort's only source of cash is from any profitable operations of the Resort. It does not appear that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term and the Resort's credit capacity is limited. It may become necessary for the Resort to seek further capital from us or to seek some other form of re-capitalization to insure the ongoing viability of the Resort. In the event that we must advance additional capital to fund operations at the Resort, we may be required to raise further capital in order to meet our obligations when they come due.

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