Form 10-Q/A
period 2004-09-30
GOLF TRUST OF AMERICA INC
filed 2004-12-16
CIK 1024126

Use these links to rapidly review the document
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Nine Months Ended September 30, 2004 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
TO
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

        The Exhibit Index begins on page 70.

EXPLANATORY NOTE

        The Form 10-Q/A of Golf Trust of America, Inc. (the "Company") filed with the Securities and Exchange Commission on November 23, 2004 inadvertently included Exhibit 10.31 twice and omitted Exhibit 10.32 referenced therein. The inadvertent repetition of Exhibit 10.31 and exclusion of Exhibit 10.32 resulted from an error by the Company's financial printer. Rather than supplying only the missing exhibit, the Company is re-filing the entire report in this Form 10-Q/A (with such minimal changes as are necessary to reflect its nature as an amendment). This Form 10-Q/A is being filed solely to correct the erroneous exclusion by the Company's financial printer of Exhibit 10.32, and is not being filed to otherwise amend, alter or modify the prior report.

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

GOLF TRUST OF AMERICA, INC., registrant
Date: December 15, 2004	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: December 15, 2004	By:	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

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