Form 10-K
period 2004-12-31
GOLF TRUST OF AMERICA INC
filed 2005-03-30
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number: 000-22091.

Golf Trust of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation)	33-0724736 (I.R.S. Employer Identification Number)
10 North Adger's Wharf Charleston, SC 29401 (Address of principal executive offices) (Zip Code)	(843) 723 4653 (Telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Preferred Stock Purchase Rights	American Stock Exchange American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:    None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        On March 24, 2005, the registrant Golf Trust of America, Inc., or GTA, had 7,372,788 shares of its common stock outstanding. On June 30, 2004, which was the last business day of GTA's most recently completed second fiscal quarter, GTA's public float was approximately $17,342,233 (based on 7,317,398 shares of common stock then held by non-affiliates and a closing price that day of $2.37 per share of common share on the American Stock Exchange). These public float calculations exclude shares held on the stated dates by GTA's officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

        Documents Incorporated By Reference: Certain exhibits to GTA's prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 106.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2004
TABLE OF CONTENTS

i

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities and Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated annual report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, in the current economy it is particularly difficult to predict business activity levels at the Westin Innisbrook Resort, which underlies our most significant asset, with any certainty. Accordingly, our projections in this annual report, particularly as they may pertain to the Westin Innisbrook Resort, are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interests. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," in Item 7 of this annual report, which you should review carefully.

ii

PART I

ITEM 1. BUSINESS

Significant Events since the filing of our last Quarterly Report

        Significant events occurring since November 19, 2004 (the filing date of our Form 10-Q for the third quarter of 2004) include:

  •
  On January 21, 2005, in the interest of seeking to accelerate the finalization of our liquidation, we engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as our exclusive financial advisor to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, a merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. In this Annual Report, we refer to the type of transaction discussed in the prior two sentences as an exit transaction. In addition, our board of directors formed a Special Committee comprised of independent directors to consider certain matters relating to the liquidation and Houlihan Lokey's services in evaluating an exit transaction.

  •
  On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property and the land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene is scheduled for April 4, 2005. If allowed to intervene, we will seek to obtain a ruling from the court which preserves and protects our property and the land use and development rights with respect to Parcel F and our property, in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to this matter as the Land Use Lawsuit. See further discussion of the Land Use Lawsuit under the caption "Risk Factors" below.

  •
  On March 24, 2005, we executed a letter with the holder of our series A preferred stock, AEW Targeted Securities Fund, L.P., referred to in this report as AEW, in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. This letter agreement was executed in contemplation of an exit transaction of the type contemplated by the engagement letter with Houlihan Lokey. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that we will exercise an option agreement prior to November 30, 2005 in our favor pursuant to our March 24, 2005 letter agreement with AEW. See further discussion of this letter agreement under the captions "Current Strategic Choices" and "Risk Factors" below.

  •
  On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, from March 31, 2005 to March 31, 2006. See further discussion in Item 11. Executive Compensation and under the caption "Current Strategic Choices". In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to forgive $444,996 that Mr. Peters owed to us pursuant to that Master Promissory Note. We also agreed to forgive all interest accrued with respect to the $444,996 which Mr. Peters owed to us. Additionally, we reaffirmed that we owe Mr. Peters $165,230, plus accrued interest, pursuant to our employment agreement with him as a result of his achievement of certain milestones.

General Description of our Business

        We were originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., or GTA, was incorporated in Maryland on November 8, 1996. Our interests in our golf courses are held through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this annual report, the term "company", "we" or "us" generally includes GTA, the operating partnership and all of our subsidiaries.

        We had no significant operations prior to our initial public offering of common stock in February 1997. From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Westin Innisbrook Golf Resort, or the Resort, near Tampa, Florida. The Resort served as collateral for a $79 million participating mortgage loan made to Golf Host Resorts, Inc., the owner of the Resort from the date of our mortgage loan until we acquired ownership of the Resort through a negotiated settlement on July 15, 2004.

        As described in more detail below, on May 22, 2001 our stockholders approved a plan for the complete liquidation and eventual dissolution of our company. Accordingly, we are engaging in an ongoing liquidation of our assets.

        In this annual report, we generally refer to golf course properties in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses.

        Our executive offices are located at 10 North Adger's Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

Plan of Liquidation

        On February 25, 2001, our board of directors adopted, and on May 22, 2001 the holders of our common and preferred stock approved, a plan of liquidation for our company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of the company and our stockholders. As required by generally accepted accounting principles, or GAAP, we adopted the liquidation basis of accounting for all accounting periods beginning on or after May 22, 2001.

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

Loss of REIT Status

        We initially qualified as a real estate investment trust, commonly called a REIT, but we lost our REIT status in 2002. Under the Internal Revenue Code, or the Code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, we will be subject to federal income tax on any net taxable income we earn (or net taxable gain we realize) throughout the remainder of our liquidation.

        During 2004, our operations resulted in a loss for income tax purposes. Therefore, no income tax will be due on our 2004 operating revenues or our proceeds from 2004 property sales. Additionally, based on our current projections and the availability of our net operating loss carry-forwards, we do not anticipate that we will incur any federal income tax liability throughout our liquidation, at least unless or until we convert into a liquidating trust, as discussed below under the caption "Plan of Liquidation—Potential Use of a Liquidating Trust Related Income Tax Risks to Our Stockholders." However, these projections are based on current estimates and assumptions about the future progress of our liquidation. Our actual results and tax liability could vary materially from our projections. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions to our common stockholders.

The Operating Partnership and our Subsidiaries

        We originally acquired a number of golf courses as contributions to our operating partnership in exchange for partnership equity in the form of units of limited partnership interests, called operating partnership, or OP, units. In those cases, prior owners of those golf courses became limited partners in our operating partnership.

        We were originally structured as an "UPREIT," which is a structure pursuant to which a public REIT acts as general partner of an operating partnership. We have retained that corporate structure even though GTA is no longer a REIT. Accordingly, we conduct all material business through our operating partnership; for example, when we raised capital through equity offerings we contributed the net proceeds to our operating partnership. Pursuant to our UPREIT structure, shares of our common stock are the close economic equivalent of OP units in the operating partnership. GTA, through its subsidiaries, holds one OP unit for each of its outstanding shares of the common stock, and GTA's sole source of income is distributions from the operating partnership on these OP units (and reimbursement of its administrative costs from the operating partnership pursuant to the operating partnership agreement).

        GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA's general and limited partnership interests in the operating partnership. The board of directors of each subsidiary is comprised of the executive officers of GTA. The operating partnership was formed in Delaware in November 1996. GTA also has a number of wholly-owned subsidiaries, typically limited liability companies, which were established to manage the operations of the golf courses after termination of the lessees' leasehold interest therein. One such subsidiary, GTA-IB, LLC, holds title to the Resort.

        The operating partnership, through its subsidiaries, is the legal owner of our golf courses and the Resort. GTA GP, Inc. is the sole general partner of the operating partnership and GTA LP, Inc. is a limited partner of the operating partnership. As of March 24, 2005, GTA held a 99.6% common interest in the operating partnership, through its wholly-owned subsidiaries. GTA also owns all of the series A preferred interests in the operating partnership through its subsidiary, GTA LP, Inc.

The Resort

        We were the lender under an original principal balance $79 million non-recourse loan. That loan was secured by a first mortgage on the Resort (excluding the privately owned condominium units). The Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. We originated this loan in June 1997. Golf Host Resorts, Inc., referenced in this report as our former borrower, owned the Resort (other than the condominium units) and entered into an arrangement with many of the parties who own condominium units at the Resort. Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. There are no separate hotel rooms. This group of condominiums is referred to in this report as the "rental pool". Approximately 25% of the 496 participating rental pool condominium units have internal lockout doors, which allow the rental of the condominium unit as two hotel rooms. As a result of these internal lockout doors, the 496 participating condominium units represent a total of 624 hotel rooms that may potentially participate in the Resort's rental pool. Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Resort. Our former borrower also entered into an agreement with Troon Golf LLC, or Troon, which provided that Troon would manage the golf courses, and an amended management agreement, or Management Agreement, with Westin Management Company South, or Westin, which provided that Westin would manage the condominium unit rental pool and the conference facilities.

        Our former borrower became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11. On March 8, 2002, we delivered a legal notice to our former borrower accelerating the entire amount of its indebtedness to us as a result of our former borrower's continuing default under the participating mortgage loan. We also notified Westin that we deemed Westin to be in breach under its subordination agreement with us due to Westin's failure to remit payment to us on behalf of our former borrower. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, we could not bring a legal action directly against our former borrower to compel payment. Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon both the Resort (other than the condominium units which are owned by third parties) and any other property of our former borrower that had been pledged to us as collateral to secure the loan.

        Also in March 2002, we received from Houlihan Lokey, our independent financial advisor, a report valuing the Resort under a "forced liquidation" and an "orderly liquidation" scenario. Under the "forced liquidation" scenario, Houlihan Lokey assumed that we would obtain the fee interest in the Resort and immediately sell the asset. Under its "orderly liquidation" scenario, Houlihan Lokey assumed that upon our receipt of the fee interest in the Resort, we would hold the asset for 30 months and attempt to realize a modest recovery in the Resort's value. Following the receipt of this 2002 report, our board determined that an immediate liquidation of the Resort did not appear to be the more favorable option to our stockholders. After consideration of the 2002 report and other relevant facts, circumstances and assumptions and our review of the alternatives then available to us, our board of directors determined that it would be in the best interest of our stockholders to seek a negotiated resolution to the former borrower's default in order to allow us to best preserve the value of our collateral. In view of the potentially advantageous result for our stockholders, our board approved a strategy of seeking to obtain title to the Resort and thereafter holding the asset until approximately December 31, 2005 to seek to realize a modest recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

        Following review of a subsequent valuation report from Houlihan Lokey in March 2003 and consideration of other relevant facts, circumstances and analyses, our management and our board of directors continued to believe that seeking a recovery in the Resort's financial performance and a resolution of issues with the former borrower (as opposed to actively marketing the Resort's interests for sale at a distressed price), was in the best interest of our stockholders. To that end, we negotiated with our former borrower, as well as with Westin and Troon, in an effort to seek a global resolution of all of our borrower's contractual defaults at the Resort.

        From the time of our former borrower's default until July 15, 2004, we sought to resolve complex open issues in furtherance of a negotiated foreclosure or settlement with our former borrower to mitigate further negative impact to the Resort. On July 15, 2004, we entered into a Settlement Agreement with our former borrower, Westin, Troon and other parties and took control of the Resort. As part of the Settlement Agreement, referenced in this report as the "Settlement Agreement", we:

  •
  obtained fee simple title to the Resort real property and personal property (including all accounts) and took over all operations at the Resort through our newly-formed subsidiary, GTA-IB, LLC;

  •
  received the collateral pledged under the participating mortgage, which included 368,365 shares of our common stock, which we cancelled, and three condominium units within the Resort (including the Presidential Suite and the Penthouse);

  •
  entered into an agreement with our former borrower (i) providing for an orderly transition of ownership of the Resort and its integrated operations and contracts (including real estate sales activities) to us, and (ii) limiting our liability for pre-transition events;

  •
  entered, through GTA-IB, LLC, into new management agreements with Westin, as the Resort manager (and with Troon, as the golf manager, through Westin), which incorporated a broad range of new revenue enhancement possibilities, accountability and reporting provisions, controls over marketing, and also payment by us of certain fees related to termination rights, management fees and incentive fees;

  •
  entered, through GTA-IB, LLC, into an agreement with our former borrower regarding the residential development of an adjacent parcel of land, commonly called Parcel F; and

  •
  assumed, through GTA-IB, LLC, the responsibilities of the current Resort owner regarding the administration of the condominium unit rental pool (the day-to-day operation of which is subject to a contract with Westin).

        As a result of the settlement, the financial results of GTA-IB, LLC, our subsidiary that now holds title to the Resort, are consolidated in our financial statements.

Rental Pool

        In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs invested in the condominium units by the condominium owners plus interest on those costs accrued at 5% per annum. This amount will be reimbursed to participating condominium owners, or transferees who receive a condominium unit from a participating owner, over the five-year period beginning in 2005 as reflected in the table below. The full reimbursement attributable to each unit is contingent on the unit remaining in the rental pool from the date of the refurbishment of such unit through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. In the event that the number of units in the rental pool declines below 575, our obligation to reimburse refurbishment expenses for the units will abate until such time as the number of units in the rental pool is again 575 or more. The refurbishment of 617 rental pool units was completed as of September 30, 2003. Minimum undiscounted principal payments on the refurbishment program are as follows:

	Principal	Interest
	(in thousands)	(in thousands)
2005	$727	$345
2006	1,091	300
2007	1,455	236
2008	1,818	155
2009	2,182	55

Total	$7,273	$1,091

        Approximately 50 condominium owners initiated legal action against our former borrower and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement (see Item 3. Legal Proceedings for further discussion). We are not a party to the lawsuit, nor are any of our affiliates. In addition, we are not managing or supervising this litigation. It is our understanding, however, that the plaintiff condominium owners allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, accompanied guests of members, or guests of the Resort.

Estimated Value/Amount of Write-Down

        In October 2003, based upon both the Resort's disappointing 2003 operating performance and our receipt of Westin's forecast of 2004 operating performance for the Resort and a budget that fell below our expectations, we realized that any economic recovery for the Resort would be delayed by a year or more. In our prior filings with the Securities Exchange Commission we stated that our assessment of the participating mortgage's fair value may decline at some future date, based on facts and circumstances prevailing at that time, and that the Resort may be written-down in future periods. After we received and reviewed the revised Westin forecast for the Resort and the 2004 Westin budget for the Resort and attended the 2004 Westin budget review meeting with our former borrower, Westin and Troon, we determined based on the newly received facts that our prior assessment of the participating mortgage's fair value had declined and that a write-down was necessary to reflect the new information. In our preparation of the revised estimate of the resale value of the Resort at that time, we considered, among other things, booking information for 2003, extended forecasts from Westin, discussions with Westin, and, most importantly, the results of a study that we commissioned in July 2003 to estimate the value of the Resort.

        Based on the above considerations and the other limited information available to us at November 14, 2003, the date of the filing of our report on Form 10-Q for the third quarter of 2003, for purposes of our September 30, 2003 balance sheet, we estimated the fair value of the participating mortgage under the "orderly liquidation" strategy to be $44.24 million. This $44.24 million fair value estimate was based on our estimate of the Resort's resale value as a going concern at December 31, 2005, the estimated end of the holding period for the Resort. Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage's December 31, 2002 and June 30, 2003 estimated $60 million value.

        Prior to the execution of the Settlement Agreement with our former borrower and Westin, Westin exercised management control of the Resort pursuant to existing contractual obligations with the prior owner. One such obligation was the prospective required repayment to Westin of its approximately

$11.0 million in advances to the Resort in the event of a termination of the management agreement. These contractual obligations relating to Westin's management were binding upon us in the event that we took title to the Resort by foreclosure or negotiated settlement. Subject to our ability to enter into a new management agreement with restructured terms satisfactory to us, we determined that changing management companies at the Resort at this point in time in our plan of liquidation would be too costly, inefficient, potentially harmful to the performance of the Resort, and not in the best interest of our stockholders. In connection with the negotiation of the Settlement Agreement, we entered in to new agreements with Westin (and Troon through Westin) relating to the management of the Resort, including hotel operations and golf operations. We believe these new agreements include provisions that are significant improvements from our perspective, particularly as those provisions pertain to Westin's obligations to report to us and the redesigned management fee structure which we believe more effectively focuses Westin on achieving profitability for the Resort. Ultimate management control of the Resort rests with Westin until such time as our July 15, 2004 management agreement with Westin is terminated or expires pursuant to its terms in 2017. Since we obtained ownership of the Resort, we, along with the Resort's operator, Westin, as resort manager (and Troon, as golf manager, through Westin), have been focusing on developing new strategies to facilitate realization of a recovery in the Resort's performance.

        At the time that we took title to the Resort pursuant to the Settlement Agreement, we were required to allocate the settlement amount among asset categories on our balance sheet. In order to implement this allocation of the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort, we engaged the same independent financial advisors who prepared the asset study that we commissioned in July of 2003 to update that study. Our recent study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, by beginning with the value obtained in July 2003 and giving consideration to new FF&E purchased since July 2003 rather than retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of the Resort's asset groups is based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at the date that we took title to the Resort, for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the participating mortgage under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. In arriving at this revised fair value estimate, we made several assumptions about future events, including the following:

  •
  We assumed that the Resort's performance would recover to historical trend levels as a result of the marketing and management skills of Westin and Troon, as the golf manager, recovering group business as corporate travel and meeting budgets seem to be getting restored to historical levels, the recovery in Florida's destination resort and lodging industry and general improvement in travel, resort and lodging spending nationwide.

  •
  We assumed that we would have sufficient liquidity and capital resources to hold and operate the Resort through the end of the anticipated holding period. We face the risk that we might have insufficient liquidity and capital resources to hold the Resort for the current or any extended holding period. During the holding period, we currently anticipate that our liquidity and capital resources will come from sales of our remaining three golf courses, representing two separate properties, a possible decision by our board of directors to seek short-term financing specifically for the Resort, and potential positive cash flows from the operations of the Resort and/or our other remaining properties.

  •
  We assumed that Westin and Troon, as the Resorts' manager and golf manager, respectively, would operate the Resort, in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period. We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable. We anticipate that the Resort's ability to attain the level of success that we are targeting will depend upon: the marketing and management skills of Westin and Troon, and the realization of financial results from the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings.

        The estimate of $39.24 million is subject to the assumptions set forth in the prior paragraphs, and to the risk that the performance of the parties to the Settlement Agreement would fall short of our expectations.

        As contemplated in our recent engagement of Houlihan Lokey, our board of directors may decide to sell our interest in the Resort as part of an exit transaction prior to the end of the previously anticipated holding period (i.e., prior to December 31, 2005) in response to a reasonable offer if, after consideration of the facts and circumstances at that time, our board of directors determines that the sale or other exit transaction would be in the best interest of our stockholders. However, we cannot presently predict what events, signals, factors or outcomes might cause our board of directors to alter the orderly liquidation strategy in favor of a more immediate sale. We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the Resort's fair value may change, and the asset may again be written-down.

Plan of Liquidation

        On February 25, 2001, our board of directors adopted, and on May 22, 2001 the holders of our common and preferred stock approved, a plan of liquidation for our company. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. However, the plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management estimated would be received from the sale of such assets absent a fairness opinion, an appraisal or other evidence satisfactory to our board of directors that the proposed sale is in the best interest of the company and our stockholders. As required by generally accepted accounting principles, or GAAP, we adopted the liquidation basis of accounting for all accounting periods beginning on or after May 22, 2001.

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

        Original 2001 and 2002 Ranges.    At the time we prepared our proxy statement, dated April 6, 2001, soliciting stockholders' approval for the plan of liquidation, management provided an estimate of the range of total liquidation distributions to holders of our common stock that would be made if our stockholders approved the plan of liquidation. Our management also included in our proxy statement an estimate of the number of months that would elapse prior to our complete liquidation.

        Conditions in the golf resort industry declined significantly in late 2001 and early 2002 primarily as a result of a decline in travel and leisure spending after the September 11, 2001 terrorist attacks. Most importantly for us, the former borrower under our participating mortgage went into payment default, significantly reducing the resale value of our interest, as the former lender, in our mortgage loan secured by the Resort. In light of a decline in the conditions of the golf resort industry that occurred in late 2001 and early 2002, during the first quarter of 2002 our board re-engaged Houlihan Lokey to help the board analyze, among other things, whether it would be preferable to sell the participating mortgage immediately, in its distressed condition, or seek to restore the operating performance of the Resort first, before liquidating our interest therein. As explained above (see "Innisbrook Strategy"), based in part on Houlihan Lokey's March 15, 2002 report, our board decided that seeking to restore the Resort's performance would be in our stockholders' best interest. Also based in part upon Houlihan Lokey's report, we reduced our estimate of the total liquidating distributions to the holders of our common stock.

        Updated 2003 Range.    In February 2003, our board again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions, in light of the actual sale prices we obtained during the prior year and other relevant factors. Based in part on Houlihan Lokey's report dated March 18, 2003, and subject to many limiting assumptions and uncertain estimates, we projected at that time that total liquidating distributions to the holders of our common stock over the remainder of our orderly liquidation would be within the range of $4.75 to $7.21 per share. We refer to this projection as the Updated 2003 Range. In comparing the range derived by Houlihan Lokey in 2002, or the Updated 2002 Range, and the Updated 2003 Range, the low end of the range decreased by $1.26, or 21% (from $6.01 to $4.75), and the high end of the range decreased by $2.22, or 24% (from $9.43 to $7.21). While there were several factors that contributed to the net variance, the primary reason for the net decrease was due to the reduction in the expected net free cash flow from the Resort for the four year period beginning on January 1, 2002 and ending on December 31, 2005 (including a significant number of which were one-time non-recurring payments). This projection was a forward-looking statement, subject to this annual report's introductory cautionary note and the risk factors listed in the section titled "Risks that might delay or reduce our liquidating distributions". This projection was based on several assumptions about future events, including, among others, the following:

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

        No New Range of Liquidating Distributions.    We have recorded the value of our golf courses and the Resort (discussed in detail in an earlier section titled "Estimated Value/Amount of Write-Down"), at our current best estimates of fair value. While we are not providing a new range of liquidation distributions, based on the fact that we now have title to the Resort and have engaged Houlihan Lokey to pursue our stockholder-approved plan of liquidation, we have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. We have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that we will close upon an exit transaction by November 30, 2004 to obtain sufficient cash to exercise our option with AEW to redeem the preferred stock. Should we not have adequate cash by November 30, 2005 to exercise the option, AEW will execute an option agreement in our favor pursuant to our March 24, 2005 letter agreement with AEW. Should we not close on an exit transaction by November 30, 2005 as contemplated in the AEW letter agreement, we would be required to accrue $625,000 per quarter for preferred dividends from January 1, 2004 through the date that we are able to redeem AEW's series A preferred stock. This would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per share. (See further discussion of our letter with AEW under the caption "Risk Factors").

        Also, we have recorded no liability for any cash operating shortfall that may result at the Resort during our anticipated holding period because we currently expect that the currently projected operating shortfall at the Resort could be funded from the operating profits at our other three golf courses. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected.

        The liquidation value of our net assets at December 31, 2004 is discussed in further detail below. However, we can make no assurances that our remaining assets will be sold in the timeline contemplated nor as to the accuracy of our projections of their operating performance. Our current projections are based upon an exit transaction closing on or before November 30, 2005, the date that the option that we expect AEW to execute in our favor would expire. We can make no assurances that AEW will agree to extend the purchase option in the event that an exit transaction has not closed by November 30, 2005.

        We will continue to refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range due to uncertainty of the above named factors; however, we will adjust the accruals for liquidation expenses and will review for impairment the fair value of the Resort and golf course assets from time to time based on new information and revised projections as they become available. For example, in our quarterly report of the third quarter of 2004, we wrote down the value of the Resort to $39.24 million based on the study of its valuation that was undertaken as part of the process of allocating its purchase price among the categories on our balance sheet as of the date of the Settlement Agreement.

        Any of these estimates might prove to be incorrect in materially adverse ways. In the event that those estimates prove incorrect, our actual liquidating distributions may be lower, or even materially lower, than our projections. We currently expect liquidating distributions to the holders of our common stock to begin after the sale of the Resort. We are currently contemplating a sale in the fourth quarter of 2005, subject to finding a qualified buyer, but the sale may be delayed. No assurances can be made that a sale of our company, the Resort or any of our other assets will be made within the contemplated timeframe.

        All of the projections described above are forward-looking statements subject to the cautionary note and the risk factors listed herein. The projections are based on numerous estimates and limiting assumptions, including those listed above, any or all of which might prove to be incorrect in materially adverse ways. None of the projections are based on any appraisals of any of our assets, except the fair value of the Resort which is based on a commissioned asset study, or any independent litigation risk assessments. The actual amount of our liquidating distributions could be lower than our historical and current projections, and the actual timing of our liquidating distributions could be later than our historical and current projections. Except as may be required by applicable law, we have no current intention to produce any further updates to our projected range of liquidating distributions. In the future, the mere fact that we have not updated our historical projections does not indicate that we continue to endorse those historical projections or that they have not declined further; in fact, we believe the historical projections may be more favorable than the current facts. All projections are inexact and subject to numerous risks and uncertainties. Accordingly, you should not place undue reliance on the assumptions or historical projections above. Important factors that could cause such variances are discussed in Item 7 under the caption "Risks that might Delay or Reduce our Liquidating Distributions".

        The net assets of $15,045,000 at December 31, 2004 would result in a liquidation distribution per share of approximately $2.06. This $2.06 estimate for liquidation distribution per share includes projections of costs and expenses, described above, expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining three assets, including the Resort. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $2.06 estimate is derived by subtracting loans to officers of $99,000 from net assets of $15,045,000. That result is then divided by the number of shares of common stock and common operating partnership units outstanding (7,409,000 less 141,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 140,625, described as follows (i) 55,625 shares of common stock pledged to us as security for the payment of our executive officers' promissory notes, and (ii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse in 2001. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Revolving Line of Credit

        On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, collectively known as Stonehenge. This loan has a two year term beginning on March 18, 2004 and the interest is paid monthly based on an annual rate equal to the prime rate plus 1.75%. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage of at least 1.20. The funds drawn under this credit line will be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The maximum amount permissible of $2,100,000 was outstanding under the revolving line of credit as of March 24, 2005.

Conditions in the Golf Industry

        Our efforts to sell the remaining golf courses continues to prove challenging due primarily to the slow rebound of the US economy. While both the travel and golf industries experienced a modest increase in inventory utilization and fees during 2004, the destination golf resort industry, and in particular the Resort, our primary asset, is still recovering from the depressed industry performance preceded by the 2001 terrorists attacks, the wars in Afghanistan and Iraq and general challenges inherent in the travel process. While new golf course openings, which create increased competition, slowed dramatically during 2004, demand has not significantly increased and, therefore, the supply of golf courses continues to exceed the demand for golf courses. This imbalance creates negative pressure on the rates we are able to charge for greens fees or membership dues. In addition, acquisition and construction financing for golf courses continues to remain limited. As a result of these factors, we believe our business, and our ability to prosecute our liquidation plan continues to be materially impacted by the slow economic recovery in these sectors of the destination golf resort industry. Also, the numbers of golf courses for sale has increased since our plan of liquidation was approved creating greater downward pressure on pricing while financing resources for golf course acquisitions are still limited.

Golf Course Dispositions

        From January 1, 2002 through March 24, 2005, we disposed of the following golf courses (see Progress of our Liquidation Compared to our Original Projection" above for details as to how these asset sales prices below apply to the respective ranges of value):

Golf Course Dispositions since January 1, 2002 through March 24, 2005

Property	City and State	Total Consideration(1)		18-Hole Equivalent	Closing Date
2002
Northgate Country Club	Houston, TX	$10,875,000		1.5	5/8/02
Bonaventure Country Club	Ft. Lauderdale, FL	10,500,000		2.0	7/12/02
Osage National Golf Club	Lake of the Ozarks, MO	3,350,000		1.5	7/22/02

2002 sub-total		24,725,000		5.0

2003
Lost Oaks Golf Course	Palm Harbor, FL	2,300,000		1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	(2)	3.5	1/30/03
Mystic Creek Golf Club	Dearborn, MI	3,500,000		1.5	4/17/03
Sandpiper Golf Course	Santa Barbara, CA	25,000,000		1.0	6/17/03

2003 sub-total		71,300,000		7.0

2004
Wekiva Golf Club	Longwood, FL	2,475,000		1.0	8/26/04
Black Bear Golf Club	Ustis, FL	1,550,000		1.0	9/24/04

2004 sub-total		4,025,000		2.0

Grand Total		$100,050,000		14.0

(1)
Includes the value of common stock and/or OP units held by the buyer (or an affiliate) and cancelled in the sales transaction. Such OP unit valuations were agreed upon by the parties to each transaction and approved by our board of directors and, in certain cases, by our stockholders by their approval of the plan of liquidation.

(2)
Included in the proceeds is a note receivable with a fair market value at December 31, 2004 of $2,300,000.

Our Remaining Golf Course Assets

        As of March 24, 2005, we hold interests in 7.0 golf courses (or three assets), all of which are owned by us in fee simple. These 7.0 golf courses are located among the following three distinct properties:

Property	Location	18-Hole Equivalent
Innisbrook Resort	Palm Harbor, FL	4.0
Tierra Del Sol	Albuquerque, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

		7.0

Letters of Intent and Purchase Agreements

        As of March 24, 2005, we have not entered in to any agreements for the disposition of any of our remaining golf courses or the Resort.

Current Strategic Choices

        Our expected liquidating distributions have been negatively impacted by the past delays in the economic recovery. The net free cash flow at the Resort fell short of Westin's budgeted expectations for 2004. We are now seeing positive trends in the return of corporate business to the Resort, as reflected by increased inquiries and bookings from corporate meeting planners nationwide, as well as stronger transient and golf package business. Given that we have held fee simple title to the Resort since July 15, 2004, and after careful consideration, we concluded that it would be in the best interest of our stockholders if we retained a financial advisor to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. On January 21, 2005, in furtherance of our timely liquidation, we engaged Houlihan Lokey as our financial advisor to pursue an exit transaction for an initial term of nine months. At the end of the initial nine month term, if the Special Committee is actively considering a specific proposed transaction, or a specific proposed transaction is in the process of being consummated, then the initial term of Houlihan Lokey's engagement shall be automatically extended on a month-to-month basis until the earlier of the consummation of that transaction or termination or failure thereof. In the event of a sale with net proceeds to us of up to $38.0 million, Houlihan Lokey will receive a transaction fee of $1.0 million. If we receive net proceeds from $38 million up to $50 million, the transaction fee will be $1.0 million plus 3.0% of such incremental value. If we receive net proceeds in excess of $50.0 million, the transaction fee will be the sum of $1.0 million, plus 3.0% of the value between $38 million up to $50 million, plus 5.0% of the value over $50 million. The minimum fee of $1.0 million has been accrued for in our reserve for estimated costs during the liquidation. We paid Houlihan Lokey $50,000 on January 21, 2005 as the first payment of their $100,000 non-refundable initial fee. We currently owe the second and final $50,000 payment of the non-refundable initial fee. During the period of Houlihan Lokey's engagement, we intend to continue to seek opportunities to reduce operating costs both at the corporate and golf course levels.

        The terms of our series A preferred stock and our agreements with AEW prohibit us from making any further distributions to common stockholders until the series A preferred stock is redeemed in full. After our series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to the holders of our common stock. However, we expect that the net proceeds of our asset dispositions will not be sufficient to redeem our series A preferred stock in full until we liquidate our interest in the Resort. See the latest developments related to AEW and our preferred stock in Item 1 under the caption "Significant Events since the filing of our last Quarterly Report".

Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders

        In the event that we do not close on an exit transaction by the end of 2005, if our preferred stock is redeemed or our preferred stockholder consents, we may decide to convert our company into a liquidating trust. Historically, the SEC has allowed liquidating trusts to enjoy relaxed reporting requirements. For example, the SEC traditionally allows liquidating trusts to include unaudited financial statements in their annual reports and does not require such trusts to file any further proxy statements or quarterly reports. Such treatment could result in substantial legal and auditing fee savings for our company. In addition, if we convert to a liquidating trust we might realize additional general and administrative cost savings in several areas including certain insurance costs, and printing and reporting costs of a public company. However, we would lose the benefit of our net operating loss carry-forwards. Our conversion into a liquidating trust most likely would be accomplished by contributing all of our assets (principally, our interest in the Resort) to a newly-formed trust and then distributing shares of beneficial interest in the trust to holders of our common stock and to any remaining holders of our common OP units. Following that distribution, all shares of our common stock would be cancelled and in their place our stockholders would receive shares of beneficial interest in the liquidating trust in proportion to their prior stock holdings. It is our intention that any such liquidating trust would qualify either as a grantor trust or as a partnership for tax purposes.

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

        In addition, it is possible that the fair market value of the Resort and the other assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder's gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets. In such cases the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the Code.

        If we do not distribute our interest in the Resort to a liquidating trust and, instead, continue to operate as a regular corporation until all of our assets are sold, we would recognize losses (or gains) upon our sale of the Resort and our other assets for federal income tax purposes. However, we would be unable to pass those tax losses (and our other assets) on to our stockholders, which could result in valuable tax losses being lost. By contrast, a liquidating trust is a pass-through entity for tax purposes and any losses (or gains) we experience as a liquidating trust generally will flow through to the holders of beneficial interests in the trust.

        Since we are no longer a REIT, we could be subject to income tax on any recognized gains. However, as of December 31, 2004, we believe we have sufficient net operating loss carryovers to offset any recognized gains. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. If a liquidating trust is formed, our net operating loss carryovers will disappear and, therefore, will not be available to reduce any subsequent gains recognized within the trust. However, the trust (or owner thereof) should have a tax basis equal to the fair market value of the assets at the date the liquidating trust is formed. Any gain recognized by the trust would be the result of either appreciation in the value of the assets during the time that they are owned by the trust, or an initial underestimation of the fair market value of the assets at the time the trust is formed.

        In the event that we do not close an exit transaction by the end of 2005, we will then analyze the advantages and disadvantages of contributing our remaining assets into a liquidating trust, develop a strategic plan based on the decision that results from this analysis, and, thereafter, implement our decision.

Managed Properties

        In 2004, we managed Wekiva and Black Bear until their respective sale dates of August 26, 2004 and September 24, 2004.

        As of March 24, 2005, we continue to manage the Country Club at Wildewood and the Country Club at Woodcreek Farms (collectively known as Stonehenge) and Tierra Del Sol.

        As previously explained, Westin manages the Resort pursuant to a management agreement.

Financial Information About Industry Segments

        See the Consolidated Financial Statements and notes thereto referred to in Item 8 on this Form 10-K for the financial information required to be included in response to this Item.

Employees

        At March 24, 2005, we had five full-time employees (including our chief executive officer and our controller) and two part-time employees (including our chief financial officer and our accounting supervisor). We will continue to terminate or reduce time commitments and related salaries and wages as our remaining assets are sold. In particular, while our chief executive officer is presently a full time employee, we have reached an agreement with him that provides that his time commitment will be reduced in exchange for a corresponding reduction in his wages and salary. In addition, as of March 24, 2005, at the three golf courses (two properties) that we own and manage, we had approximately 43 full-time employees and 34 part-time employees, in the aggregate, of which some are seasonal. We are the co-employer of both the staff at the corporate office and the golf course employees as we lease their services from an independent employee leasing company and, therefore, serve as co-employer. At the Resort, which is owned by us but managed by Westin, we employ approximately 505 full-time employees, 93 part-time employees and 92 casual labor employees, of which some are seasonal.

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

        The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to reduce the civil penalty to $22,000, and to allow 80% of the reduced civil penalty to be offset with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions and report these conditions to the DEP.

        Except as discussed above, we have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of our golf courses. At the time of our various acquisitions, all of our golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant. As a general rule, we do not update these Phase I environmental audits.

        Based on the results of the Phase I environmental audits performed at or about the time of our acquisitions and the Resort loan to GHR in 1997, we were not aware of any existing environmental liabilities that we believe would harm our business, assets, results of operations or liquidity, nor were we aware of any condition that could create such a liability. We face the risk, however, that those Phase I environmental audits may have failed to reveal all potential environmental liabilities, that prior or adjacent owners may have created material environmental conditions not known to us or the independent environmental consultant, that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) may result in the imposition of environmental liability, or that indemnitors may not meet their obligations to us in the event of a claim against us. Although the participating leases provided that the lessees must indemnify us for certain environmental liabilities at the golf courses, no participating leases are currently pending.

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

Competition

        Our Resort faces competition for corporate group business and transient guests both from resorts owned by others and located in the same geographic areas and from resorts located in other geographic areas with a similar climate. Increases in the number and quality of golf resorts that cater to corporate and group business have had a material adverse effect on the revenues of the Resort and, thus, on our ability to generate positive net cash flows. The Resort is attempting to apply new marketing strategies to broaden the Resort's scope so that the Resort's core business is not reliant on corporate group business.

        Our other two golf course properties are subject to competition for players and members from golf courses owned by others and located in the same geographic areas. Despite this competition, our other two golf course properties have been able to maintain a fairly stable membership base.

Seasonality

        See Item 7 in this annual report for a discussion of golf course seasonality.

Foreign Operations

        We do not engage in any foreign operations or derive any revenue directly from foreign sources.

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial officer, and our controller, as well as to all of our directors, and our other officers and employees (except those that work for the Resort and are managed by Westin). Our Code of Ethics is filed with the SEC as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003. Any waivers of the Code of Ethics for directors or executive officers must be approved by our board of directors and disclosed in a Form 8-K filed with the SEC within five days of the waiver.

        Pursuant to the management agreement, the Resort employees are subject to the Worldwide Code of Business Conduct and Ethics of Westin's parent, Starwood Hotels & Resorts Worldwide, Inc. We will provide a copy of Starwood's Worldwide Code of Business Conduct and Ethics without charge to any stockholder who so requests in writing to Golf Trust of America, Inc., 10 North Adger's Wharf, Charleston, South Carolina 29401, Attention: Secretary.

Web Site Access to our Periodic SEC Reports

        Our primary Internet address is www.golftrust.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K), current reports (Form 8-K) and beneficial ownership reports (Forms 3, 4 and 5) available free of charge through our Web site (by hyperlink to the SEC's Web site) as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the news releases section of our Web site, as allowed by SEC rules. These disclosures may include amendments to and waivers either of our Code of Ethics of Starwood's Worldwide Code of Business Conduct and Ethics.

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

ITEM 2. PROPERTIES

        The golf courses remaining in our portfolio include those recognized below:

  •
  Westin Innisbrook Resort: Home of Copperhead, site of The PGA TOUR'S Chrysler Championship; "Top 100 Courses You Can Play," Golf Magazine, 2004; "Top 75 Golf Resorts," Golf Digest, October 2004. The Copperhead Course ranked 5th in Florida's Favorite 100 by Florida Golf News, December 2003; Winner of Successful Meetings' prestigious Pinnacle Award, January 2005.

  •
  Country Club at Woodcreek Farms, "Best Courses By State," 19th in South Carolina, Golf Digest, 2000.

        As of March 24, 2005, our golf courses include 1.0 daily fee course, 4.0 resort courses and 2.0 private country club courses. Daily fee courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. Resort courses are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales.

        Four of our golf courses are located near Tampa, Florida at the Resort, a destination golf resort that includes one of the largest hotel and conference facilities in Florida.

        We own a fee simple interest in each of our golf courses. As of March 24, 2005, the Stonehenge golf courses are pledged as collateral under our credit line with Textron Financial Corporation.

        Information regarding each of the golf courses owned by us as of March 24, 2005 is set forth on the following pages. In connection with our ongoing plan of liquidation, we are actively seeking buyers for all of our remaining golf courses.

Resort Courses

        Resort courses are daily fee golf courses that draw a high percentage of players from outside the immediate area in which the course is located and generate a significant amount of their revenue from golf vacation packages. Some resort courses are semi-private, that is, they offer membership packages that allow members special privileges at the golf course, but also allow public play. As of March 24, 2005, we own the resort courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Westin Innisbrook Resort
Copperhead Course	Palm Harbor, FL	18	7,087	1972
Island Course	Palm Harbor, FL	18	6,999	1970
Highlands North	Palm Harbor, FL	18	6,245	1971
Highlands South	Palm Harbor, FL	18	6,450	1977

Daily Fee Courses

        Some daily fee courses, such as one that we own, are semi-private because they offer membership packages but also allow public play. As of March 24, 2005, we own the daily fee course listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Tierra Del Sol	Albuquerque, NM	18	6,351	1982

Private Club Courses

        Private clubs are generally closed to the public and generate revenue principally through initiation fees and membership dues, golf cart rentals and guest green fees. Initiation fees and membership dues are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses because the receipt of membership dues generally is independent of the level of course utilization. As of March 24, 2005, we own interests in the private club courses listed below:

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

        The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, allegedly held illegal by the Internal Revenue Service. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that our company conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.

        Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint on enlargement of time in which to answer or otherwise respond to the plaintiffs' complaint on May 5, 2004, and we filed a motion on behalf of GTA (together with our executive officers) to stay, and for enlargement of time in which to answer or otherwise respond to plaintiffs' complaint on May 18, 2004. The plaintiffs filed memoranda opposing the aforementioned motions on May 24, 2004 and June 4, 2004, respectively. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants' motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration (the size of which will be determined by the judge's expected rulings), but granted the motion enlarging time and giving the GTA defendants until November 8, 2004 to serve their answer. Prior to November 8, 2004, the judge advised the parties that they could submit supplemental briefs regarding an aspect of the binding arbitration issue raised by a recent case. Supplemental briefs were filed by the BDO defendants and the plaintiffs.

On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plantiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant's Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate's report and recommendation, and granted the BDO defendants' Motion to Compel Arbitration, staying the claims pending against the BDO defendants. We intend to vigorously defend our company, Bradley Blair and Scott Peters in this lawsuit. At this time, we are unable to assess the likely outcome of this litigation.

Black Bear Golf Course

        Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff has filed a lawsuit against us seeking damages based upon alleged breach of contract, fraudulent concealment, and fraudulent inducement by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff is not seeking specific monetary damages, but the damages sought are expected to be in excess of $15,000 because that is the minimum amount damages required for a plaintiff to bring such an action in the state of Florida. On February 22, 2005, the defendants filed a Motion to Dismiss the lawsuit. A hearing is scheduled for March 29, 2005. At this time, we are unable to assess the likely outcome of this litigation.

Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers. The lawsuit pertains to our efforts to collect all sums due and owing, of approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note due and owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served on May 19, 2003, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for $231,630, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment. An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12, 2004, pursuant to West Virginia's domestication statutes. Our attorneys in West Virginia have enrolled the judgment and the execution as a lien on real property and personal property owned there by the defendants.

Tierra Del Sol Country Club

        All of the legal proceedings relating to the Tierra Del Sol golf course have been contractually resolved by the parties involved, pending the expiration of the agreement for the marketing and joint sale of property discussed below.

        On September 20, 2000, Terence Mulvihill, a principal in the lessee and in the entity which previously owned the Tierra Del Sol Country Club, attempted to terminate our water rights lease agreement at the Tierra Del Sol Country Club. The termination was allegedly based upon (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) utilizing the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) using the water in amounts in excess of what was permitted under the terms of the water rights lease agreement; and (d) non-payment of taxes under the water rights lease agreement for fiscal year 1999. We responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002 in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and Golf Classic Resorts, LLC. Our complaint sought various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution and leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill.

        On February 21, 2003, we entered into an agreement for marketing and joint sale of property with Mary Louise Mulvihill Skalkos, the executor of the Estate of Terence J. Mulvihill and Golf Classic Resorts, LLC. In that agreement, the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico, which includes a 9-hole executive golf course, water rights, and tennis courts, in addition to the country club. The term of this agreement is six months from February 21, 2003, and we previously exercised our option to extend the term of the agreement for three additional six-month periods. We recently exercised a fourth six-month option, which expires on August 21, 2005. In connection with this agreement, we agreed with the Estate and Golf Classic Resorts, LLC that all parties would forbear from taking further action on the existing lawsuit during the term of this agreement.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case.

Resort Condominium Owner Litigation

        The former owner of the Resort who is our former borrower entered into an arrangement with many of the persons who own condominium units at the Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against our former borrower and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

  •
  whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's alleged marketing promises to all purchasers of condominiums at the Resort;

  •
  whether the condominium unit owners participating in the master lease agreement were coerced by economic pressure and duress to enter into the master lease agreement, or into the guaranteed master lease agreement;

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

        Deposition of class members and others, including depositions of prior executives of our former borrower have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against our former borrower reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in the former borrower and its affiliates, rejecting plaintiffs' attempt to "pierce the corporate veil". In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. No decision on the intervention appeal has been made. On June 15, 2004, counsel for the former borrower reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs. The judge granted this motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. The Court has not set a hearing date for the summary judgment appeal.

        We are not a party to this lawsuit, nor are any of our affiliates. In addition, we are not in any way managing or supervising this litigation.

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property and land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene is scheduled for April 4, 2005. If allowed to intervene, we will seek to obtain a ruling from the court which preserves and protects our property and land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs now have appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal have been filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. A decision by the court of appeals on our pending motion and on the case is expected soon. At this time, we are unable to assess the likely outcome of this litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of stockholders was held on November 19, 2004. The only matter voted upon at the meeting was the selection of one director to serve until our 2007 annual meeting of stockholders. Our stockholders voted to re-elect Mr. Scott D. Peters to our board of directors as follows below. Mr. Roy C. Chapman, our other Clas III director, died unexpectedly on July 6, 2004. While our board of directors remains fixed at six (6), at this time our board of directors has decided not to fill the vacancy resulting from Mr. Chapman's death.

Director	Shares Cast For	Authority Withheld
Mr. Scott D. Peters	5,729,240	1,484,672

        There were no broker non-votes.

        In addition to the re-elected director above, the following directors will continue in office:

Name	Term Expires
Mr. W. Bradley Blair, II	2005
Mr. Raymond V. Jones	2005
Mr. Fred W. Reams	2006
Mr. Edward L. Wax	2006

Deadlines for Submitting Stockholder Proposals for our 2005 Annual Meeting

        We recently decided to delay the date of our next annual meeting until November 21, 2005. Any stockholder who meets the requirements of the proxy rules under the Exchange Act may submit proposals to be considered for inclusion in the proxy statement we will mail to our stockholders in connection with our 2005 annual meeting of stockholders. Any such proposal must be submitted in writing by notice delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of Golf Trust of America, Inc., 10 North Adger's Wharf, Charleston, South Carolina 29401. Any such notice must be received by Tuesday, June 23, 2005 (which is 120 days prior to the anniversary of the mailing of our proxy statement for last year's annual meeting, which was also held in November).

        Stockholders wishing to present a proposal at the 2005 annual meeting of stockholders, but not wishing to submit such proposal for inclusion in the proxy statement, must provide us written notice between Friday, July 22, 2005 and Sunday, August 21, 2005, inclusive (which are 120 days and 90 days, respectively, prior to the anniversary of last year's annual meeting). Any proposal received outside such period shall be considered untimely. Such written notice must be delivered or mailed by first-class United States mail, postage prepaid to the Secretary of Golf Trust of America, Inc., 10 North Adger's Wharf, Charleston, South Carolina 29401. The proposal must set forth the name and address of the stockholder, the text to be introduced, the number of shares held and the date of their acquisition, and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the meeting may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is listed on the American Stock Exchange under the symbol "GTA." Since our inception, we completed two underwritten public offerings.

        On March 24, 2005, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $1.88 per share.

        The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares
			Dividends per common share
	High	Low
2003:
First Quarter	2.70	1.35	—
Second Quarter	3.32	2.14	—
Third Quarter	3.34	2.98	—
Fourth Quarter	3.43	2.23	—
2004:
First Quarter	2.80	2.12	—
Second Quarter	2.44	2.10	—
Third Quarter	2.90	2.25	—
Fourth Quarter	2.54	1.85	—
2005:
First Quarter (through March 24, 2005)	2.19	1.81	—

Stockholder and OP Unitholder Information

        On March 24, 2005, we had 7,372,788 shares of common stock outstanding. As of March 24, 2005, those shares were held of record by 77 registered holders and by an estimated 1,677 beneficial owners. On March 24, 2005, we had outstanding 800,000 shares of our series A preferred stock, all of which were held of record by a single holder.

        As a result of our UPREIT structure, our subsidiaries hold one OP unit in our operating partnership for each of our outstanding shares of common and preferred stock. On March 24, 2005, we had an additional 35,794 common OP units outstanding (excluding the 7,372,788 common OP units held by our subsidiaries), which were held of record by one limited partner. On that date we did not have any preferred OP units outstanding (excluding the preferred OP units held by our subsidiary).

Dividends

        We do not expect to pay any further dividends to our common stockholders until we have redeemed our preferred stock.

        In connection with the approval of the plan of liquidation, we agreed with the holder of our preferred stock that we will not pay any further dividends on our common stock without its consent until we have redeemed its preferred stock, and until we have made distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our golf courses

        We did not make any distributions for the year ended December 31, 2004.

Recent Sales of Unregistered Securities

        Under our operating partnership agreement, each of the limited partners (other than GTA LP), generally has the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. As of December 31, 2004, we only have one remaining limited partner. This limited partner did not exercise its redemption right in 2004 so we did not issue any shares.

Securities Authorized for Issuance under Equity Compensation Plans

        See Item 12 in this annual report for a discussion of securities authorized for issuance under our equity compensation plans.

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

        The consolidated statements of changes in our net assets set forth below for the three years ended December 31, 2004 and the consolidated statements of our net assets as of December 31, 2004 and 2003, are derived from and qualified by reference to our audited financial statements included in this annual report.

        The consolidated statement of changes in our net assets for the period of May 23, 2001 through December 31,2001, the operating information set forth below for the period of January 1, 2001 through May 22, 2001 and the year ended December 31, 2000, and the consolidated statement of net assets as of December 31, 2002 and 2001, and the balance sheet data as of December 31, 2000 are derived from and qualified by reference to our audited financial statements that are not included in this annual report.

        Additionally, the selected financial data for 2001 are presented separately for the period subsequent to adoption of the liquidation basis of accounting (May 23, 2001 to December 31, 2001) and prior to its adoption (January 1, 2001 to May 22, 2001) on the following pages.

        Our historical results are not necessarily indicative of results for any future period.

        The information on changes in our net assets since our adoption of the liquidation basis of accounting on May 22, 2001 is presented in the table below in a format consistent with our financial statements under Item 15 of this annual report on Form 10-K. The following tables present summarized consolidated financial information including operating results, balance sheet information and cash flows on the liquidation and going concern bases for the respective periods.

	Statement of Changes in Net Assets Liquidation Basis
	2004(1)	2003	2002	Period May 23 to December 31, 2001
Net Assets in Liquidation, beginning of period	$27,283	$48,903	$60,939	$105,384

Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating (Loss) Income	(2,855)	(1,682)	3,936	9,350
Net interest expense	(652)	(1,113)	(4,938)	(6,318)
Increase in reserve for estimated liquidation costs and capital expenditures	(2,730)	(17)	(3,892)	(21,130)

Subtotal of adjustments to liquidation reserve	(6,237)	(2,812)	(4,894)	(18,098)
Decrease in fair value of the real estate assets	(4,668)	(16,172)	(4,265)	(10,226)
Decrease in fair value of non-real estate assets	(112)	(497)	(400)	(4,753)

Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	(11,017)	(19,481)	(9,559)	(33,077)
Dividends to holders of common stock and operating partnership units	—	—	—	(2,071)
Preferred dividends	—	(2,139)	(1,850)	(1,388)
Value of common stock and operating partnership units redeemed	(1,221)	—	(627)	(7,909)

Total Changes in Net Assets in Liquidation	(12,238)	(21,620)	(12,036)	(44,445)

Net Assets in Liquidation, end of period	$15,045	$27,283	$48,903	$60,939

Consolidated Cash Flow Information
Cash flows (used in) provided by changes in net assets in liquidation and operating activities	$(4,720)	$(6,105)	$(4,553)	$3,015
Cash flows (used in) provided by investing activities	$5,276	$67,719	$24,247	$105,517
Cash flows used in financing activities	$2,762	$(69,003)	$(26,466)	$(101,072)

(1)
incorporates the operations of GTA-IB, LLC and affiliates effective July 16, 2004.

	Going Concern Basis
	Period January 1, to May 22, 2001	Year Ended December 31, 2000
Consolidated Operating Information
Total revenue	$20,263	$56,398

Expenses:
Depreciation and amortization	—	18,294
General and administrative	5,631	7,843
Direct expenses from managed golf course operations	1,614	1,251
Costs associated w/pursuit of strategic alternatives and plan of liquidation	7,908	—
Interest income	(625)	(2,285)
Interest expense	7,920	18,816
Impairment loss	—	62,470
Loss (gain) on disposal of assets	(39)	—

Total expenses	22,409	106,389

Net income (loss) before minority interest	(2,146)	(49,991)
Income (loss) attributable to minority interest	(771)	(17,247)

Net income (loss)	(1,375)	(32,744)
Preferred dividends	(462)	(1,850)
Income (loss) attributable to common stockholders	$(1,837)	$(34,594)

Earnings (loss) per common share:
Basic	$(0.20)	$(4.28)
Diluted	$(0.20)	$(4.28)
Weighted average common shares:
Basic	9,055	8,083
Diluted	9,055	8,083
Distribution declared per common share	$0.25	$1.57
Distribution paid per common share	$0.50	$1.32
Consolidated Cash Flow Information
Cash flows (used in) provided by operating activities	1,837	$26,569
Cash flows (used in) provided by investing activities	$40,804	$(2,545)
Cash flows used in financing activities	$(39,797)	$(23,471)
Consolidated Supplemental Information
Weighted average common shares and OP units	12,703	12,903

	Liquidation Basis
					Going Concern Basis
		December 31,
	2004(1)	2003	2002	2001	2000
	(all amounts in thousands)
Consolidated Balance Sheet Information
Cash, receivables & other	$13,335	$4,506	$12,793	$22,894	$24,531
Net investments in golf courses	—	—	—	—	261,755
Mortgage note receivable	—	—	—	—	73,595
Real estate and mortgage note receivable—held for sale	57,827	57,042	143,963	175,267	—
Total assets	71,162	61,548	156,756	198,161	359,881
Mortgages and notes payable	—	—	69,003	95,469	224,750
Total liabilities	36,117	14,265	87,853	117,222	232,747
Minority interest	—	—	—	—	45,061
Preferred stock	20,000	20,000	20,000	20,000	20,000
Total stockholders' equity					82,073
Total liabilities and stockholders' equity					359,881
Total liabilities and preferred stock	56,117	34,265	107,853	137,222
Net assets available in liquidation	$15,045	$27,283	$48,903	$60,939

(1)
On July 15, 2004, we entered into a Settlement Agreement with GTA—IB, LLC, our former borrower and affiliates of our former borrower and took control of the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following description of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this annual report.

        The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements, particularly those pertaining to the Resort, because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. We undertake no obligation to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," below, which you should review carefully.

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

        Real estate held for sale includes the Resort which is owned by us and managed by Westin and the three golf courses (two properties) that we own and manage. As of December 31, 2004, the valuation of the Resort is based on management's estimates after considering an asset study prepared by third-party experts in July 2004 that included a then estimate of the market value of the Resort's real estate and an estimate of the fair value of the Resort's identified contractual and non-contractual but indentifiable intangible assets. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimates of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time.

        The valuations of our other three golf courses (two properties) are based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property and on the property value ranges.

        An adjustment of $11,017,000 is included in the December 31, 2004 consolidated statement of changes in net assets (liquidation basis) to reflect the following:

  •
  our consolidated net operating loss and net interest expense of $3,507,000;

  •
  a $5,556,000 write-down of certain golf course assets, namely the Resort, offset by the value of shares of our common stock held by the former owner and cancelled in settlement of approximately $888,000;

  •
  a net increase of approximately $2,730,000 in the accrual for estimated liquidation expenses (See table below under the caption "Reserve for Estimated Costs During the Period of Liquidation"); and

  •
  a $112,000 reserve against the loan to officer (to reflect the difference between the computed value of our officers' pledged common stock that serves as collateral for these loans compared to the value at the time the shares were pledged, which was $8 per share).

        There were no other adjustments as a result of our applying the liquidation basis of accounting for the twelve months ended December 31, 2004; however, due to the continued uncertainty of the golf course sales environment and the time that it will take to liquidate our remaining assets and wrap-up the operations of our company as well as the financial performance of our assets during this time, these accruals are subject to change based on changes in the current facts and circumstances and underlying assumptions.

Estimated Liquidation Value of our Participating Mortgage Note Receivable on the Resort.

        As of July 15, 2004, we held a participating mortgage, as the first lender, secured by the Resort. At that time, we entered in to a Settlement Agreement with our former borrower who was in default under the mortgage. Our estimate of the fair value of our interest, as lender, in the participating mortgage, as recorded on our books during the third quarter of 2003, was $60.0 million. This value was toward the low end of the valuation range estimated by Houlihan Lokey in its March 2003 valuation report (the low end of Houlihan Lokey's orderly liquidation range for this asset was $58.0 million and the high end of this range was $70.4 million). The March 2003 valuation range assumed, among other things, that we would acquire direct ownership of the Resort and that the Resort would successfully realize a modest recovery in financial performance levels, based on historical results, within the following 30-month period ending on or about December 31, 2005. As part of its valuation process, Houlihan Lokey also analyzed the immediate liquidation value of our lender's mortgage interest in the Resort, which its March 2003 report estimated to be between $40.5 and $47.3 million (compared to an estimate of between $45.0 and $50.0 million in the March 2002 report). Based on the facts and circumstances at that time (the date that we filed our quarterly report on Form 10-Q for the third quarter of 2003), we recorded a write-down to the Resort's value of $15,760,000 in the three months ended September 30, 2003 to $44.24 million. The value of our lender's mortgage interest in the Resort continued to be carried at $44.24 million at June 30, 2004. After we received and reviewed the 2005 budget from Westin, and attended the 2005 budget review meeting with Westin and Troon, we determined that while the budget did reflect that the Resort is expected to realize a modest recovery from the depressed performance of 2003 and 2004 (attributed in part to two significant group cancellations and the hurricane weather in Florida), the Resort is burdened by several significant liabilities which will decrease the net proceeds available for our stockholders upon the sale of the Resort. Based on the facts and circumstances at the time that we took title, we recorded an additional write-down to the Resort's value of $5.0 million in the three months ended September 30, 2004. The enterprise value of the Resort at December 31, 2004 is estimated to be $39.24 million.

        The net assets represent the assets available to holders of our common stock and the remaining OP unit holders. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The actual number of shares of common stock and OP units (excluding intra-company holdings) outstanding at March 24, 2005 is 7,408,582 (which includes 35,794 OP units). Of this amount, 55,625 shares of common stock owned by our chief financial officer are pledged as security under a promissory note with us and 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse in 2001. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to the holders of our common stock pursuant to the plan of liquidation is less than $10.74 per share.

        The net assets of $15,045,000 at December 31, 2004 would result in a liquidation distribution per share of $2.06. This $2.06 estimate for liquidation distribution per share includes estimates of our corporate overhead expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining three assets, including the Resort. We have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that we will exercise an option to redeem the preferred shares held by AEW for an aggregate price of $24,914,000, inclusive of all related dividends pursuant to our March 24, 2005 letter agreement with AEW. Should we not close on an exit transaction by November 30, 2005 to fund the option price we would be required to accrue $625,000 per quarter for preferred dividends from January 1, 2004 through the date that we are able to redeem AEW's series A preferred stock. This would reduce the net assets available to shareholders in liquidation and, correspondingly, the estimated liquidation distribution per share. See further discussion of our letter with AEW under the caption "Risk Factors" Also, we have not recorded a liability for any cash operating shortfall that may result at the Resort during our anticipated holding period because we currently expect that the currently projected operating shortfall at the Resort could be funded from the operating profits at our other three golf courses. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $2.06 estimate is derived by subtracting loans to officers of $99,000 from net assets of $15,045,000. That result is then divided by the number of shares of common stock and common operating partnership units outstanding (7,409,000 less 141,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 140,625, described as follows (i) 55,625 shares of common stock pledged to us as security for the payment of our executive officers' promissory notes, and (ii) 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

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

        Real estate held for sale includes the Resort and its four golf courses and the three golf courses (two properties) that we own and manage. Our most significant estimate is the fair value of the Resort estimated to be $39.24 million, which was determined as described under Item 1 under the caption "Estimated Value/Amount of Write-Down" The valuation of our two other properties is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Liquidation Basis of Accounting

        As a result of our board of directors' adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

        Under the liquidation basis of accounting, we are required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the timing and realized proceeds from asset sales, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. Now that we have taken title to the Resort and engaged Houlihan Lokey to sell our company or all or substantially all of the remaining assets of our company, we have more information with which to make projections of certain liquidation costs expected to be incurred during the projected period required to complete the liquidation as contemplated in our engagement of Houlihan Lokey (i.e., a sale of our company or substantially all of the assets of our company or other exit transaction by October 21, 2005 and the corporate wind-up to be concluded by March 31, 2006). See further detail of the specific liquidation accruals in the discussion of our net assets under the caption "Overview of Liquidation Basis of Accounting" above. These accruals will be adjusted from time to time as projections and assumptions change.

Reserve for Estimated Costs During the Period of Liquidation

        The change in our reserve for estimated liquidation costs for the year ended December 31, 2004 is summarized as follows.

	December 31, 2003	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	December 31, 2004
Severance	$2,201,000	$(542,000)		$—	$1,659,000
Professional fees	1,569,000	(1,530,000)		1,359,000	1,398,000
Financial advisor fees	451,000	(58,000)		657,000	1,050,000
Capital expenditures	11,000	(33,000)		32,000	10,000
Other	2,591,000	(1,522,000)	(3,507,000)	4,189,000	1,751,000

Total	$6,823,000	$(3,685,000)	(3,507,000)	$6,237,000	$5,868,000

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

        Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at December 31, 2004 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

        The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years.

        Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets instead of a discussion of operating results is consistent with the presentation of the liqudation basis financial statements in Item 15 of this annual report on From 10-K. The results of operations for the Resort are discussed separately below under the caption "GTA-IB, LLC—Results of operations for the years ended December 31, 2004 and 2003." The following discussion should be read in conjunction with the "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Changes in Net Assets in Liquidation

January 1, 2004 to December 31, 2004

        Net Assets in Liquidation decreased by $12,238,000 during the period from January 1, 2004 to December 31, 2004. Operating loss, including the net loss from properties, primarily the Resort, and interest expense on corporate and property specific debt, was $3,507,000. Realized loss from the sale of assets was approximately $556,000 and the estimated fair value on the remaining properties held for sale decreased $4,112,000 ($5,000,000 offset by $888,000 in calculated redemption value of the common stock held by the former owner of the Resort and cancelled concurrent with the execution of the negotiated Settlement Agreement on July 15, 2004). Approximately 512,000 shares of our common stock were cancelled at a calculated value of approximately $1,221,000 (see further discussion in the two paragraphs that follow below). The fair value of non-real estate assets decreased approximately $112,000. This decrease represents a reserve recorded against the loans to officers to reflect the difference between the computed value of our chief financial officer's pledged common stock that serves as collateral for these loans compared to the $8 per share value at the time they were pledged. The reserve for estimated liquidation costs and projected capital expenditures increased approximately $2,730,000 due to the increase in the time period that we anticipate will be needed to wind down the business and the associated costs assuming that our financial advisor is successful in completing an exit transaction in the fourth quarter of 2005.

        Pursuant to a letter agreement that we entered into with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of our common stock which he owned. Those shares secured the non-recourse loan made by us to Mr. Blair in 2001 in the amount of $1,150,320 pursuant to his amended and restated employment agreement dated February 25, 2001 (see further discussion below under the caption "Contractual Obligations, Contingent Liabilities and Commitments"). These shares were valued at the 10-day trailing stock price of $2.32, for a total redemption value of approximately $333,000. These outstanding shares were cancelled and we applied this amount to the outstanding loan balance. We cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible). The remainder of the unreserved loan balance of approximately $214,000 was written off against the "other" category of the liquidation accrual.

        Pursuant to the Settlement Agreement that we entered into on July 15, 2004 with the former owner of the Resort, Westin, Troon, and certain other parties, the former owner agreed to, among other things, irrevocably assign to us 368,365 shares of our common stock which it owned and which secured the participating mortgage on the Resort. These shares were valued at the closing stock price on July 15, 2004 of $2.41 for a total redemption value of approximately $888,000. These outstanding shares were cancelled and this amount was applied to the adjustment to the liquidation basis of accounting.

January 1, 2003 to December 31, 2003

        Net Assets in Liquidation decreased $21,620,000 from January 1, 2003 to December 31, 2003. Operating loss, including the net loss from properties and interest expense on corporate and property specific debt, was $2,795,000. Realized gain from the sale of assets was approximately $440,000 and the estimated fair value on the remaining properties held for sale, namely the Resort, decreased $16,612,000. The fair value of non-real estate assets decreased $497,000. This decrease represented a reserve recorded against the loans to officers to reflect the difference between the computed value of our officers' pledged common stock that serves as collateral for these loans compared to the value at the time the shares were pledged, which was $8 per share. The reserve for estimated liquidation costs and projected capital expenditures increased approximately $17,000 and the accrual for preferred dividends increased approximately $2,139,000 (which represented the four quarterly dividends for 2003 (the dividends increased from $462,500 to $625,000 in July 2003).

Liquidity and Capital Resources

        The Resort's working capital position is a deficit of approximately $3,405,000 as of December 31, 2004. The Resort continues to experience seasonal fluctuations in its net working capital position because the golf industry in Florida is seasonal in nature. Seasonality impacts our liquidity in that there is more available cash during the winter months, specifically in the first quarter, while cash becomes very limited in the late summer months. Fewer tee times are available in the rainy season and the winter months. Revenues fall at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. The fall can also be a difficult season in Florida. Unusual weather patterns such as the hurricanes experienced in Florida in 2004 may reduce revenues for the Resort by negatively impacting reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. During the third quarter and after we took possession of the Resort's operational assets, we advanced the Resort $2,000,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, the Resort's only source of cash is from its profitable operations, if any. While the financial performance of the Resort is showing signs of recovery to date in 2005 as discussed in further detail below under the caption 2004 compared to 2003, it does not appear from the projections provided by the Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. We are working diligently with the Resort manager to continue to identify additional revenue enhancement opportunities and further cost savings measures to improve the cash flow situation. Further, we are currently seeking a buyer for the Resort. In the event that the Resort is not sold by August 2005, it may become necessary for the Resort to seek further capital from us, seek to secure an accounts receivable revolving credit line or seek some other form of re-capitalization to insure the ongoing viability of the Resort. In the event that we must advance additional capital to fund operations at the Resort, we may be required to seek to raise further capital in order to meet our obligations when they come due. There is no assurance that we will be able to do so, or that any funding that we receive will not contain restrictive covenants or other onerous terms.

        With respect to our operations exclusive of the Resort's cash position discussed above, our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $22,000 per month) and an insubstantial distribution of net operating income from the two golf properties that we own and manage. As a result, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. Additional draw requests were permitted monthly on the first day of each month commencing with May 1, 2004. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we pay to Textron a monthly fee of 0.25% per annum of any unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line were used to pay the closing costs, such as documentary stamp taxes, in connection with the ownership transfer of the Resort on July 15, 2004 and are also being used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. As of March 24, 2005, the maximum permissible amount has been drawn and is outstanding on the revolving line of credit.

        In connection with the Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes. Pursuant to our agreement with Elk Funding, L.L.C. these loans were used to fund the Resort's current working capital needs. Promissory Note A is non-recourse loan for $700,000, which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F. Interest is accruing on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due. Promissory Note B was a recourse loan for $1,300,000, which was collateralized by a security interest in 50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. If during the term of the $1,300,000 principal amount note there was no uncured default, the lender agreed to permit us to apply a credit for $122,000 of certain closing costs of the Settlement Agreement to the outstanding principal of the note. Interest accrued on this unpaid balance at a rate of prime plus 1% until the time that the assets collateralizing this note were sold and it was repaid net of the $122,000 on August 26, 2004.

        We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort. The amount outstanding under this note at December 31, 2004 was $2,315,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. This note matured on January 30, 2005 at which time the borrower exercised his option for a one year extension on the maturity of the note. Effective as of the date of this extension, the interest rate increased to prime plus 5% until January 30, 2006. As a result of the extension of the term of this note, we cannot compel its repayment prior to January 30, 2006.

        In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him prior to our realizing net cash proceeds from asset sales sufficient to do so. As of December 31, 2004, we owed our two most senior executive officers a total of approximately $1,638,000 in milestone payments and accrued interest on such milestone payments and we also owed other third-party creditors. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our creditors with respect to sums that we owe to those parties. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to find alternative funding in order to pay our obligations when they become due. Further, should our senior executive offers or creditors require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations when they become due.

        Aggregate series A preferred stock dividends accrued until July 21, 2003 at a rate of $462,500 per quarter. Subsequent to July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2004, we have accrued and not paid fourteen quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2004). Under our series A charter document, because we have at least six quarters of accrued and unpaid series A preferred stock dividends, the holder of the series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 19, 2004, whose terms as directors would continue until we fully pay all accrued but unpaid series A dividends; however, AEW did not exercise this right.

        Moreover, under our voting agreement with AEW, since we did not fully redeem our series A preferred stock by May 22, 2003 (which was the second anniversary of our stockholders' adoption of the plan of liquidation), AEW (or its transferee) had the right, which AEW exercised, to require us to redeem the series A preferred stock in full within 60 days. Since we defaulted on that obligation, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). This increase in the dividend rate continues until the series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to the holders of our common stock, which would reduce our cash available for liquidating distributions to the holders of our common stock. We have recorded accrued preferred dividends through December 31, 2004 of approximately $7,414,000 representing fourteen quarters; however, pursuant to the letter agreement discussed below, we recorded a reduction in the accrued dividends at December 31, 2004 of $2,500,000 and we will not accrue dividends for 2005 until such time as the letter agreement expires and in the event that we are unable exercise the purchase option prior to its expiration.

        On March 24, 2005, we executed a letter agreement with AEW in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, 800,000 shares of our series A preferred stock held by AEW including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of the date of our exercise of the option. The exercise price of this option is approximately $24,914,000. This letter agreement was executed in contemplation of an exit transaction as contemplated by the engagement letter with Houlihan Lokey. See further discussions of this letter under the caption "Risk Factors".

Years ended December 31, 2004 and 2003

        Cash flow used in operating activities for the year ended December 31, 2004 was $4,720,000 compared to cash flow used in operating activities for the year ended December 31, 2003 of $6,105,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes (for the year ended December 31, 2003 this included payments paid from and interest received on restricted cash). The decrease in the cash flow used in operating activities for the year ended December 31, 2004 was primarily due to a decrease in cash used in operating activities resulting from a decrease in liquidation liability payments. Liquidation liability payments decreased due to the payment of significant severance liabilities (namely officer milestone payments) made in the year ended December 31, 2003. Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001, and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2003 is primarily due to the closing costs that were paid related to the Settlement Agreement to assume ownership of the Resort in July 2004, insurance premium payments made related to the renewal of our directors and officers insurance policy on February 7, 2004, milestone payments made to our chief financial officer pursuant to his fourth amended and restated employment agreement and legal and other professional fees incurred in connection with our plan of liquidation.

        We invested approximately $439,000 in capital expenditures at the Resort and $33,000 at the other golf courses that we owned and managed during the year ended December 31, 2004 compared to $160,000 in the year ended December 31, 2003. In addition, our investing activities in 2004 provided $3,984,000 in cash flow from the sale of 2.0 golf courses (1.0 sold in August and 1.0 sold in September). We also acquired $1,764,000 in cash when we acquired the Resort in July 2004. The year 2003 provided $67,767,000 in cash flow from the sales of 7.0 golf courses. Additionally, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.

        During the year ended December 31, 2004, we drew $2,100,000 against our revolving line of credit that we obtained on March 18, 2004, primarily for working capital needs and to pay closing costs related to the executed Settlement Agreement in July 2004. We also received $2,000,000 in proceeds from a note payable to Elk Funding, LLC (discussed in more detail previously) which was used as a cash infusion for the Resort for its immediate working capital needs at the time that we took title to the Resort. Subsequently, we repaid $1,300,000 (less a discount of $122,000) plus accrued interest of this $2,000,000 note payable from the sales proceeds of certain golf course assets. Payments on capital leases at the Resort were approximately $160,000. During the same period in 2003, we used $69,003,000 to pay down our outstanding debt under our credit agreement. These obligations were paid in full and retired with our last payment on June 19, 2003.

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

Off Balance Sheet Arrangements

Generally

        As of December 31, 2004, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$1,786	$1,526	$260	$—	$—
Series A Preferred Stock and accrued dividends	24,914	24,914	—	—	—
Elk Funding Loan	740	740
Textron revolving line of credit	2,258	—	2,258
Liquor license note payable (applies to a certain managed golf course)(1)	155	10	10	135	—
Operating lease agreements at the managed golf courses	971	313	555	103	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	8	3	5	—	—
Lease agreements for GTA corporate office	73	53	20	—	—

Subtotal of our obligations excluding those of the Resort	30,905	27,559	3,108	238	—

Master lease agreement (with the condominium owners)	8,364	1,073	3,082	4,209	—
Management agreements	21,910	1,964	3,928	3,763	12,255
Westin termination and Troon supplemental fees	6,300				6,300
Operating and capital leases(2)	1,366	550	613	203
Significant open purchase orders(4)	110	110
Service agreements and other	2,615	1,302	1,040	273

Subtotal of the Resort's obligations	40,665	4,999	8,663	8,448	18,555

Total of our consolidated obligations	$71,570	$32,558	$11,771	$8,686	$18,555

(1)
included in accrued expenses on the statement of net assets in liquidation.

(2)
replaced an expiring golf cart lease at the Resort that that a had current year obligation of approximately $188,000 with a new 48 month lease beginning in January 2005 at $17,690 per month.

(3)
the series A Preferred stock and accrued dividends of $24,914,000 are reflected in the "Less than 1 year" column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption "Series A Preferred Stock."

(4)
reflects open purchase orders which individually exceed $25,000

        Each type of contractual obligation listed in the table is discussed in more detail below.

        Interest is reflected, as applicable, in the commitments and obligations listed above.

        Employment Agreements.    Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which became effective August 29, 2003, the performance milestone bonus amount, remaining to be paid is $165,230, plus accrued interest, to Mr. Peters. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters' remaining earned milestone payment at 5% per annum. Such payments will be made in due course; no outstanding conditions to this payment exist. We also owe Mr. Blair $1,233,907 in milestone payments and related interest. And in addition, we have severance obligations to other employees aggregating $260,000 which have been provided for in the liquidation accruals.

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

        Elk Funding Loan.    In connection with the Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes. Pursuant to our agreement with Elk Funding, L.L.C. these loans were used to fund the Resort's current working capital needs. Promissory Note A is a non-recourse loan for $700,000, which is collateralized by a security interest in the proceeds from the future sale of Parcel F. Interest is accruing on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due.

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

        Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses.    In the normal course of operating the golf courses that we manage, we have entered into contracts for services such as advertising, waste management, equipment maintenance, software support, etc. The terms of these contracts range from 12 to 24 months and in certain cases include annual renewal options.

        Lease agreements for GTA corporate office.    This represents the office space lease for our corporate office.

        Master Lease Agreement.    GTA-IB, LLC is contractually obligated to reimburse the owners of condominium units at the Resort who participate in the rental pool for 50% of the refurbishment costs invested in the rental pool units by the owners. In addition to the cost reimbursements, GTA-IB, LLC has agreed to pay the owners interest on the balance at 5% through 2009. The interest is included in the amounts in the table above.

        Management Agreements with Westin and Troon.    We entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. These management fees are paid by the Resort. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon's contract with Westin has a termination date of July 15, 2009.

        Westin Termination Fee.    Additionally, the July 15, 2004 management agreement that we executed with Westin provides that we shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a minimum termination fee of $5,900,000. This amount is to be reduced by $365 per day for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. This fee is due upon expiration of the contract or upon early termination. The estimated settlement value of this liability upon a sale of the Resort is $5,717,000 as of December 31, 2004.

        Troon Supplemental Fee.    The facility management agreement that we executed with Troon effective July 15, 2004. That agreement provides that we shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000.

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

        Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2004, we have accrued and not paid fourteen quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2004). Under our series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW Targeted Securities Fund, L.P. (or its transferee), had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 19, 2004, whose terms as directors would continue until we fully pay all accrued but unpaid series A dividends. Although AEW did not exercise this right, it remains free to do so at any time pursuant to the procedures specified in our charter and the voting agreement.

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

        Moreover, under our voting agreement with AEW, since we did not fully redeem the series A preferred stock by May 22, 2003 (which was the second anniversary of our stockholders' adoption of the plan of liquidation), AEW (or its transferee) had the right to require us to redeem the series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, from and after July 21, 2003 the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000) until the series A preferred stock is redeemed. Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders; however, this reduction in available funds for liquidating distributions has already been taken into account in the Updated 2003 Range. We have recorded accrued preferred dividends through December 31, 2004 of approximately $7,414,000; however, pursuant to the letter agreement discussed below, we recorded a reduction in the accrued dividends at December 31, 2004 of $2,500,000 and do not expect to accrue dividends for 2005 as discussed further below.

        On March 24, 2005, we executed a letter agreement with AEW in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, all 800,000 shares of our series A preferred stock held by AEW including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. The exercise price of this option is approximately $24,914,000. This letter agreement was executed in contemplation of an exit transaction as contemplated by the engagement letter with Houlihan Lokey. See further discussion of this letter under the caption "Risk Factors".

        In the event that we do not exercise the option from AEW by November 30, 2005, we would be required to resume accrual of preferred dividends at the rate of $625,000 per quarter for preferred dividends from January 1, 2004 through the date that we actually redeem AEW's series A preferred stock. In such event the net assets available to stockholders in liquidation would be reduced and, correspondingly, the estimated liquidation distribution per share would be reduced.

GTA-IB, LLC—Results of operations for the years ended December 31, 2004 and 2003

        The table below is provided to illustrate the significance of the Resort's operations in our consolidated financial results.

	Year ended December 31, 2004
	GTA and its Other Courses	Innisbrook		Golf Host Securities	GTA Consolidated
Revenue	$5,469	$14,223		$300	$19,992
Expenses	(6,484)	(16,125	)(a)	(238)	(22,847)
Interest, net	17	(669)		—	(652)

(Loss) gain before adjustment to liquidation basis of accounting	$(998)	$(2,571)		$62	$(3,507)

(a)
excludes depreciation and amortization expense of approximately $1,869,000 pursuant to liquidation basis of accounting.

        The financial results of GHR, the predecessor owner, are included for the periods prior to July 16, 2004 in the tables and discussion below for comparative purposes. While the accounting for the operations of the Resort has remained substantially unchanged with respect to the recording of revenues and expenses, the financials of the predecessor owner include assets and liabilities at carrying values that differ from ours; therefore, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities as of July 16, 2004.

        Key indicators of utilization of the Resort facilities during the past three years was as follows:

	2004	2003	2002
Available room nights	215,716	214,557	210,586

Actual room nights
Group	51,606	65,167	67,202
Transient	32,858	21,997	23,758

Total room nights	84,464	87,164	90,960

Average room rate	$131.24	$135.21	$133.64

Food and beverage covers	379,059	437,174	425,692

Average food and beverage check	$18.47	$19.18	$19.49

Golf Rounds
Resort guests	70,672	68,043	75,182

Member/guests	37,577	34,172	33,991

Total golf rounds	108,249	102,215	109,173

Total golf revenue per golf round	$103.00	$106.00	$106.00

Golf course maintenance cost per golf round	$35.00	$35.00	$29.00

        The following pro forma Combined Statement of Operations is used as a reference for the comparative analysis of changes in operating results discussed below. These statements have not been adjusted to the liquidation basis of accounting.

	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 12/31/04 (Going Concern Basis)	Combined Year Ended December 31, 2004	Year Ended December 31, 2003 (Predecessor Basis)
Revenues
Hotel	$6,671	$4,356	$11,027	$11,786
Food and beverage	5,824	3,694	9,518	11,214
Golf	7,115	4,037	11,152	10,874
Other	3,013	2,136	5,149	5,061

Total revenues	22,623	14,223	36,846	38,935

Expenses
Hotel	5,611	4,138	9,749	10,169
Food and beverage	4,648	3,238	7,886	8,037
Golf	4,250	3,173	7,423	7,157
Other	4,903	4,100	9,003	8,285
General and administrative expenses	2,803	2,096	4,899	4,639
Depreciation and amortization	1,626	1,249	2,875	2,998

Total expenses	23,841	17,994	41,835	41,285

Operating loss	(1,218)	(3,771)	(4,989)	(2,350)
Interest expense, net	(5,127)	(669)	(5,796)	(9,116)

Net loss	$(6,345)	$(4,440)	$(10,785)	$(11,466)

2004 Compared to 2003 Resort only

        During the year ended December 31, 2004, the Resort saw strong transient business exceeding historical bookings for this revenue type and also began to see a recovery in golf package business and corporate group booking patterns, which we expect will be realized in 2005. However, the last minute cancellations of two large corporate events in the first half of the year, within the peak season, and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September, caused the Resort to lose an aggregate of approximately $850,000 in revenue. Cancellation fees of approximately $651,000, related to these two large events and a number of smaller events, have been included in our total revenues during the year ended December 31, 2004.

        Since 2003, the rental pool participation, as represented by available room nights in the chart above, has stabilized and the Resort appears to be positioned to provide at least a minimum number of 600 rental units through the year 2009, or approximately 216,000 available room nights to sell in each of the upcoming years through 2009. Management believes that the 2009 time frame noted is relevant because this is the time frame in which the condominium owners have a contractual right to recover 50% of the refurbishment costs of their individual condominium units pursuant to the New Master Lease Agreement. Prior to 2002, and while the Resort was still owned by GHR, available room nights had decreased from a high of approximately 309,000 in 1998 to a low of approximately 211,000 in 2002. These reductions in available room nights created negative pressure on the ability of the Resort to book historically larger groups and, as a consequence, Westin's sales and marketing efforts have been actively targeting smaller groups that can be accommodated given the available room nights.

        Total participation in the rental pool during the years ended December 31, 2004 and 2003 made available approximately 216,000 and 215,000 room nights, respectively. Actual utilization or sales of room nights decreased by 2,700, or 3.1%, for the year ended December 31, 2004 as compared to the previous year. We, along with Westin, believe that this decrease is related to the lack of confidence from corporate meeting planners in our property which resulted from the continuing mortgage default that was finally resolved in the July 15, 2004 settlement-agreement. With this stigma removed, we reviewed the overall marketing plan with Westin and, as a result, implemented marketing plans to focus on membership sales and on more effectively marketing the golf package business instead of focusing on the volume selling of corporate hotel rooms. The primary focus of these changes is to establish a stable source of membership dues and to improve the capture of the most profitable business available to the Resort. These changes in the marketing program appear to be producing positive results based on bookings to date and management will continue to utilize the programs. The most profitable departments of the Resort are the golf department, food and beverage and rooms, net of rent attributable to rental pool participants, in that order. Golf departmental operating profit was 33% and 34%, respectively, for 2004 and 2003. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort's gross operating profit. Food and Beverage, or F&B, revenue contributes the second highest departmental profit percentage at approximately 17% and 28%, respectively for 2004 and 2003. The year over year decrease was due to the decline in group banquet revenue resulting from a decrease in corporate group bookings. Corporate groups typically have the highest F&B contribution. The rooms contributed approximately 11.6% and 13.7% to the gross operating profit of the Resort after payments pursuant to the rental pool sharing arrangement with the condominium owners for 2004 and 2003, respectively. Total room nights in 2004 were 84,464 as compared to total room nights of 87,164 in 2003. The Resort utilizes the Smith Travel Research to compare itself to what it considers its competitive set. The current competitors utilized are: Preferred Amelia Island Plantation; Doral Golf Resort & Spa; Marriott Sawgrass Resort; the Renaissance World Golf Village Resort; the Belleview Biltmore Resort and PGA National Resort. During the year ended December 31, 2003, the Resort lagged behind its competitive set in both occupancy percentages and average room rates. While the competitive set occupancy levels increased slightly for the year ended December 31, 2004, from 54.1% to 58.9%, the Resort's occupancy percentage declined by 1.4%, to 39.2%, for the year ended December 31, 2004.

While average room rate at the Resort decreased from $135.21 to $131.24, or 2.9%, on a year-to-year comparative basis, the competitive set average room rate for the year ended December 31, 2004 was $143.49, or a increase of $0.34 per room night. The Resort's net reduction in overall room nights was due to a decrease in group or conference business. The decrease in the room rate was due to the increase in transient business, which is typically at a lower rate, and it can also be attributed to certain rate reductions implemented in an effort to build return business.

        The unusual weather patterns in the summer months, particularly August and September, did not have a significant impact the number of room nights due to the fact that the Resort conference center is a designated county shelter during times of severe weather. As a result of this designation, the room nights lost due to group cancellations during this period were replaced with transients seeking safer accommodations. A special room rate was offered during this period to group guests, such as Florida Power and Light who were providing a service to the storm victims in that area, and transient guests. These special rates contributed to the decline in the average room rate. Although the weather was not the driving factor, total group room nights decreased by 13,561 from 65,167 room nights in 2003 to a total of 51,606 room nights in 2004. In response to the decrease in meeting planner consumer confidence and increased competition, the average room rate of the Resort decreased $5.23, or 3.9%, from $133.68 for the year ended December 31, 2003 to $128.46 for the year ended December 31, 2004. To offset this decrease, the transient/leisure room nights increased 49.4% from 21,997 to 32,858 due to increased marketing to this segment, the focus on golf package business and the replacement of lost group room nights with transient room nights from the weather during August and September. Average room rate within the transient sector, however, decreased by $7.87 per room night to $126.74 for the year ended December 31, 2004. As described above, the room rate was impacted by the weather and competitive pressure, as the travel and leisure sector of the economy was rebounding and hotels were competing to recover losses experienced during the economic downturn experienced from 2001 through 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which also contributed to the 2004 growth in the golf oriented transient business. The growth in this segment appears to be continuing in 2005 as well. The web site address is www.golfinnisbrookresort.com.

        Although room nights decreased, overall density, the number of average guests per room night, remained flat at 1.6 for the years ended December 31, 2004 and 2003, respectively. However, total food and beverage covers (number of individuals served) decreased from 437,174 to 379,059 or 13.3% on a comparative basis due to the change in the mix of business from corporate to transient/leisure. In general, group business is more likely to purchase the banquet services as opposed to dining nightly in one of the restaurants. As a consequence of reduced group room nights of approximately 21% from 2003 to 2004, group banquet business was also reduced. Banquet covers sold were 158,353 and 247,789 for the two years ended December 31, 2004 and 2003, respectively. Overall F&B revenue was down approximately $1,695,000 or 15.1% during 2004 as compared to 2003. The departmental profit, due to the reduced revenue and slightly higher food costs for the year ended, decreased by approximately $1,545,000 or 48.6%. The slightly higher food costs are a result of the reduced banquet covers consumed. The preparation and cost of sales as it relates to the banquet business is less expensive than specific individual menu production within the restaurants.

        The Golf department continues to be the most profitable sector of the Resort's business. For the year ended December 31, 2004, total golf revenue increased by approximately $279,000 on an increase of 6,034 golf rounds; however, due to new equipment leases which increased fixed expenses, the operating profit of this department only increased by approximately $13,000. The departmental profit contribution percentage declined to 33.4%. During the budget process at the end of 2004 for 2005, management reviewed the maintenance plan to determine where synergies could be realized between the golf courses and where cost savings could be realized without compromising the quality and condition of any of the golf courses. The Resort does not expect to increase the course fixed maintenance expenses during 2005 and these costs are expected to remain at the approximate $35.00 per round as reflected in the chart above. Accordingly, management believes that the majority of any increases in revenue in this sector should positively impact income during 2005.

        Administrative and general expenses increased from approximately $4,639,000 to approximately $4,899,000 for the years ended December 31, 2003 and 2004, respectively. This increase of $260,000, or 5.6%, is primarily due to bad debt reversals in 2003 resulting from collections on accounts previously written off. In addition, the management fees increased approximately $23,000 as a result of the change in the calculation to include golf revenues pursuant to our new management agreement with Westin. The remaining net decrease of approximately $12,000 represents less material fluctuations in a number of accounts.

        Other expenses increased from approximately $8,285,000 to approximately $9,003,000 for the years ended December 31, 2003 and 2004, respectively. The other expense category, includes, among others, the departments of sales and marketing, repairs and maintenance, energy, service express (the Resort's one stop customer service center), and telecommunications. The increase of $718,000, or 8.7% is primarily due to the following changes: (i) sales and marketing expenses increased approximately $80,000 to $2,795,000 from $2,715,000 reflecting additional golf and membership marketing efforts, (ii) Resort facilities repairs and maintenance expenses decreased approximately $30,000 to $2,272,000 from $2,302,000 as a result of new equipment leases in 2004, (iii) energy expense increased approximately $166,000 to $1,254,000 from $1,088,000 due to a rate increase, and (iv) property tax accrual reduction of approximately $193,000 booked in late 2003 to reflect the positive outcome of the property tax appeal for the years 1998 through 2003. The remaining net increase of approximately $309,000 represents less material fluctuations in a number of accounts.

        The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) decreased as a direct result of the room revenue decreases noted above. The distribution for the year ended December 31, 2004 decreased by approximately $303,000 from the preceding year. The rental pool distributions were approximately $4,055,000 and $4,358,000 for the years ended December 31, 2004 and 2003, respectively.

        We have begun to see an improvement in the total room nights, F&B covers, and total golf rounds and revenue of the Resort in January and February of the first quarter of 2005. Actual results for room nights and room revenues have exceeded both prior year and budget as of February 28, 2005. Actual food and beverage covers and revenues exceeded respective amounts in the prior year and reduced spending levels per F&B cover resulted in slightly less than budgeted food and beverage revenue. Total golf rounds have exceeded prior year but lag slightly behind budget as of February 28, 2005. These revenue drivers are illustrated in the table below. There can be no assurances, however, that future results will continue to support this indication of a rebound but management is optimistic that the

Resort will continue to rebound absent any new external impacts arising from the economy, terrorism, and unusual storm activity in Florida.

	Actual	Budget	Actual
	1/1 to 2/28/05	1/1/05 to 2/28/05	1/1/04 to 2/29/04
	(unaudited)
Room Nights
Group	15,202	14,204	11,397
Transient & Golf Package	5,689	5,285	4,377

Total Room Nights	20,891	19,489	15,774

Food & Beverage Covers	96,610	92,015	81,608

Golf Rounds
Resort Guests	13,839	14,472	12,372
Members/guests	6,997	6,850	7,249

Total Golf Rounds	20,836	21,322	19,621

Revenues	(in thousands)
Room	$3,260	$3,016	$2,465
Food & Beverage	3,186	3,288	2,734
Golf	2,624	2,582	2,260
Other	744	727	712

	$9,814	$9,613	$8,171

Seasonality

        The golf industry is seasonal in nature. Fewer tee times are available in the rainy season and the winter months. Revenues fall at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. The fall can also be a difficult season in Florida. Unusual weather patterns such as the hurricanes experienced in Florida in 2004 may reduce revenues for the Resort by negatively impacting reservations in comparable periods. In October 2003, the Resort hosted, and will host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues increase in the fourth quarter but are generally the greatest during the first quarter with guests coming from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Since we manage our golf courses directly (except for the Resort), we are experiencing some seasonal variability in our operating results. The impact of seasonality is expected to be more evident in our operating results now that we have assumed ownership of the Resort and are consolidating the Resort's operating results in to ours.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        While we have recorded the value of the Resort and our remaining our golf courses at our best estimates of fair value as of March 24, 2005, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses. As a result, at the present time we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the orderly liquidation period. At a future time, it may be possible to reliably project the amount of total liquidating distributions if the quality and reliability of information necessary to make reliable estimates of cash flow and, correspondingly, value, become more reliable. At this time we can provide no assurances that the quality and reliability of such necessary information will develop to the necessary degree.

        In our 2002 annual report on Form 10-K filed on March 31, 2003, we reported an updated projected range of liquidating distributions to the holders of our common stock and an updated projection as to when liquidating distributions to the holders of our common stock might commence. We refer to these projections as our Updated 2003 Range. Our expectations at that time regarding the amount of liquidating distributions we would then make and when we would make them were based on many factors, including input from our independent financial advisors and our estimates and assumptions at that time. We face the risk that actual events might prove to be less favorable than those estimates and assumptions. Several important factors that could cause such a difference are described below. Although we attempted to account for the following risks during the preparation of the Updated 2003 Range, we might have underestimated their effects, and any such underestimate may prove substantial. As a result, the actual amount of liquidating distributions we may pay to the holders of our common stock might be substantially less than our Updated 2003 Range of projected liquidating distributions. We also face the risk that any underestimation of the effects of these risks could result in no liquidating distributions being made by us to our stockholders. Any liquidating distributions that are ultimately available might be paid substantially later than projected in the Updated 2003 Range. Factors that could cause actual payments to be later or lower than the Updated 2003 Range include the matters discussed below.

  Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to common stockholders.

        In October 2003, we received from the Resort's operator, Westin, an updated forecast of the net cash flow expected to be generated by the Resort in the fourth quarter 2003 and for the 2004 fiscal year. Westin's October 2003 forecast was materially less favorable than Westin's earlier forecasts for the same periods, which were among the factors considered by us when arriving at the prior valuation of the Resort. The decline in the Westin forecast resulted primarily from fewer than anticipated group bookings in the fourth quarter, the assumption that this trend would continue into 2004 and uncertainty regarding whether the Settlement Agreement and an amended management agreement would be signed. In response to Westin's forecast and our inquiries into Westin's budget methodologies and the basis for Westin's projections, as of September 30, 2003, we reduced our estimate of the Resort's fair value at the end of the holding period to $44.24 million from $60 million.

        After we took possession of the Resort on July 15, 2004 pursuant to our Settlement Agreement with Westin and our former borrower, we were required to allocate the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort. As part of this allocation process, we engaged the same third-party experts that prepared the asset study that we commissioned in July of 2003 to update this study. The recently completed study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at the date that we took title to the Resort, for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the Resort asset under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the then participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. This estimated fair value is lower than the $60 million valuation recorded in periods prior to September 30, 2003 and is subject to certain assumptions discussed elsewhere in this report. We have identified our valuation of the Resort asset as a critical accounting estimate, and it is discussed under the caption "Application of Critical Accounting Policies."

        While we have obtained additional information regarding the valuation of the Resort as a result of the recently completed valuation study by our independent financial advisor, the valuation of the Resort is still subject to uncertainty. We do not believe we are able at this time to project the amount of the total liquidating distributions we will make to our common stockholders over the remainder of the orderly liquidating period because we have not been able to obtain sufficiently stable financial data with respect to the Resort's performance to establish a reliable valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

  •
  prior to the execution of our Settlement Agreement, and thereafter, we had not been able to obtain accurate forecasts from Westin regarding operating performance, including, without limitation, the cash flow and bookings at the Resort caused by compressed group booking windows, unexpected group cancellations (caused by outside circumstances unrelated to the Resort), unexpected group slippage (groups filling less rooms than they originally book), and increased competition in the marketplace;

  •
  the financial performance at the Resort has not begun to realize any significant positive impact from the economic rebound that has begun and that the Resort has been experiencing a modest downward trend, which is somewhat contrary to recent industry trends;

  •
  despite our execution of a new management agreement with Westin providing for increased control by us over accounting and marketing and improved provisions governing Westin's reporting to us, we do not directly manage the Resort;

  •
  our Settlement Agreement with Westin and our former borrower may prove less successful than anticipated, and the performance of the parties to the Settlement Agreement may fall short of our expectations;

  •
  the litigation between the homeowners association at the Resort and our former borrower who transferred title to the Resort to us continues to cloud the future of the Resort from a valuation perspective, and could potentially involve us in an adverse way;

  •
  historical uncertainty surrounding the future of the Resort may create uncertainty for corporate meeting planners contracting for large corporate groups, and any such uncertainty may be used as a competitive advantage by our competitors when marketing their hotels against the Resort;

  •
  we have not received any firm offers from third parties desiring to acquire the Resort which are of the type to allow us to reliably establish a value for the Resort; and

  •
  continued threats of terrorism and the impact thereof on the travel and lodging industry.

        As a result of the foregoing, at the present time we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable. In the event that additional valuation information becomes available, it is possible that any difference in the valuation of the Resort, the valuation of our other assets, or the magnitude of our liabilities, would cause the lower end of the Updated 2003 Range to decline. You should not assume that the liquidating distributions have not declined, perhaps in material amounts, from the historical projections earlier provided.

        We do not rule out the possibility that we might sell our interest in the Resort (either directly or by way of another exit transaction) prior to the December 31, 2005 end of the anticipated holding period in response to any reasonable offer, even if the offered amount is less than $39.24 million if, after consideration of the facts and circumstances at that time, our board determines that the sale or other exit transaction would be in the best interest of our stockholders. However, we cannot predict what future events, factors or outcomes might cause our board to cease pursuing the orderly liquidation strategy in favor of a more immediate sale. It is also possible that our board might decide to extend the currently contemplated holding period of this asset past 2005 if it determines that such an extension may allow us to realize a better recovery on the asset or otherwise be in the best interest of our stockholders. In any case, we face the risk that our efforts to preserve the value of the Resort might be unsuccessful and we might ultimately sell our interest in the Resort for less than our last estimate of its fair value. Accordingly, our assessment of the Resort's fair value may change at some future date, perhaps in a material adverse manner, based on facts and circumstances at that time, and the Resort's value may again be written-down.

  We have entered into a letter with the holder of our series A preferred stock which contemplates that the holder will enter into an option agreement with us permitting us to repurchase all of the holder's series A preferred stock for less than the current liquidation preferences afforded to those shares. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation of the option agreement.

        On March 24, 2005, we executed a letter with the holder of our series A preferred stock, AEW, in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that AEW will execute an option agreement in our favor pursuant to our March 24, 2005 letter with AEW and that we will exercise that option prior to November 30, 2005.

  We recently took ownership of the Resort pursuant to a global Settlement Agreement providing for the assumption of certain existing or modified financial obligations of our former borrower. We are now responsible for any negative cash flow of the Resort. If the amount of assumed liabilities and expenditures with respect to the Resort exceed our expectations, our liquidating distributions to common stockholders could be reduced.

        On July 15, 2004, we entered a Settlement Agreement relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort. As part of the Settlement

Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations.

        Although we obtained ownership of the Resort following the end of the second quarter of 2004, we still face the difficult task of seeking to revitalize its revenues. As a result of these challenges, our recovery with respect to this asset might be significantly delayed, and the proceeds that we ultimately receive upon a sale of the Resort might be less than our current estimate of the Resort's fair value. In the event of this result our liquidating distributions to holders of our common stock would be reduced. Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success of the Settlement Agreement or the future success of the Resort.

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

        Our ability to complete any golf course sales which may become subject to pending contracts (of which we do not have any as of the date of this filing), or letters of intent (of which we do not have any as of the date of this filing), and to locate buyers for our other interests in golf courses and negotiate and complete any such sales depend to a large extent upon the experience and abilities of our two most senior executives, W. Bradley Blair, II, our chief executive officer and president, and Scott D. Peters, our senior vice president and chief financial officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. Mr. Blair and Mr. Peters are currently serving us on a reduced schedule basis. We believe our liquidation has progressed to the point that the resignation of one, but not both, of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

        We face the risk that both of our key executives might resign. In particular, our payment in full of our outstanding obligations under our credit facility, which occurred in the second quarter of 2003, was the last remaining milestone under Mr. Blair's amended employment agreement and, therefore, his performance bonus is now due and payable (but unpaid) by us. Accordingly, our executives might conclude that they no longer have meaningful financial incentives to remain employed with us, especially considering the reduction in their annual salaries. Following the disposition of our Sandpiper property in mid-2003 and the corresponding reduction in demands on Mr. Peters' time, the compensation committee of our board of directors determined that management should seek to negotiate a reduced time commitment and a reduced salary arrangement with Mr. Peters and, therefore, we entered into an amended and restated employment agreement with Mr. Peters on August 29, 2003. Under this amended and restated employment agreement, Mr. Peters is expected to devote substantially less hours per calendar quarter to us. Mr. Peters continues to serve as our senior vice president, secretary and chief financial officer, and as a member of our board of directors. Additionally, Mr. Peters is presently entitled to the balance of his remaining milestone payment because all golf course sales milestones under his amended and restated employment agreement have been achieved. On June 30, 2004, we amended the employment agreement of Mr. Peters to extend the termination date of that agreement from June 30, 2004 to March 31, 2005. Further, on March 30, 2005, we amended the employment agreement of Mr. Peters to extend the termination date of that agreement from March 31, 2005 to March 31, 2006. On March 22, 2004, as a result of our expectation that the amount of time Mr. Blair would be required to devote to us and to our business would be reduced, we entered into a letter agreement with Mr. Blair providing, among other things, for Mr. Blair to receive a reduced base salary from us beginning on April 1, 2004. From April 1, 2004 until December 31, 2004, Mr. Blair received 75% of his base salary as of March 31, 2004 as a result of a corresponding reduction in the amount of time that he is required to devote to us. Effective January 1, 2005, Mr. Blair is receiving a further reduced annual base salary equal to 50% of his base salary as of March 31, 2004 as a result of a corresponding reduction in the amount of time that he is required to devote to us.

        Mr. Peters has accepted a full-time position as the Executive Vice President and Chief Financial Officer at Triple Net Properties. Mr. Peters continues to serve as our Chief Financial Officer, Senior Vice President, and Secretary through March 31, 2006, pursuant to the terms of his amended and restated employment agreement. In light of his time commitments to Triple Net Properties, we cannot guarantee that Mr. Peters will accept an expanded role should Mr. Blair leave our employment.

        The potential resignation of Mr. Blair poses a relatively greater risk at this time in light of the fact that the amount of time that Mr. Peters is required to commit to us is less than the amount of time that Mr. Blair is required to commit to us. If Mr. Blair were to resign, we would likely seek to hire a replacement for Mr. Blair. The cost that we incur to replace Mr. Blair would likely depend upon our determination of the experience and skills that must be possessed by his replacement in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on us and the liquidation at that time.

        Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain our key non-executive employees. Those employees may seek other employment rather than remaining with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

  If we are unable to find buyers for the Resort or our other remaining golf courses at our revised estimates of their respective values, our liquidating distributions might be delayed or reduced.

        In addition to the four golf courses at the Resort, we have two other properties (or three eighteen-hole equivalent golf courses), none of which are currently subject to sale agreements or letters of intent. In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining golf courses at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining golf courses may exceed the prices we eventually receive. Our independent financial advisor's March 18, 2003 analysis (upon which our 2003 Updated Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion. Assumptions underlying our 2003 Updated Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we will receive. In particular, we recently received the results of an updated study of the Resort's value from our independent financial advisor which resulted in a $5.0 million write-down in the value of that asset. Further, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price for the Resort and remaining courses below our estimate of their fair value. If we are not able to find buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

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

        Before making the final liquidating distribution to the holders of our stock, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors' and officers' liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of any such purchase. We have estimated such transaction costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions will be lower than we have historically projected, and perhaps by substantial amounts. As earlier discussed, we have not updated our historical projections.

  Our loss of REIT status exposes us to potential income tax liability in the future, which could lower the amount of our liquidating distributions.

        In order to maintain our historical qualification as a REIT, at least 95% of our annual gross income was required to be derived from real property rents, mortgage interest and a few other categories of income specified in the tax code, which importantly do not include income from golf course operations. Although we did not affirmatively intend to revoke our REIT status, business conditions required us to begin operating golf courses in 2000 and the percentage of our gross income supplied by such operations increased in 2001, and surpassing the 5% ceiling in 2002. Consequently, we did not meet the 95% gross income test in 2002. Failure to meet this test caused us to fail to qualify as a REIT for the year 2002, which will prevent us from re-qualifying for at least four years. Accordingly, we have been subject to federal income tax as a regular corporation since our failure to qualify as a REIT.

        However, our operations resulted in a net operating loss for income tax purposes during 2002, 2003 and 2004. Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2002, 2003 and 2004. At the present time, we believe we have sufficient net operating loss carryovers to offset any gains we might recognize through our liquidation. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. The resulting tax liabilities would reduce the amount of cash available for liquidating distributions.

  The holder of our Series A preferred stock might exercise its right to appoint two directors to our board of directors, which might result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholders.

        We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our Series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have enough cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are fourteen quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time. The appointment of such directors to our board might reduce the efficiency of our board's decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock.

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

  If we are not able to sell the Resort and our remaining golf courses in a timely manner, we may experience severe liquidity problems, not be able to meet the demands of our creditors and, ultimately become subject to bankruptcy proceedings.

        In the event that we are unable to sell the Resort and our other remaining golf courses as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of March 24, 2005, we owed our two most senior executive officers a total of approximately $1,654,000 in milestone payments and accrued interest on such milestone payments and we owed other third party creditors.

        Further, given the Resort's only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to establish self-sufficiency in the near term, we may be required to provide additional capital to the Resort.

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

        On September 30, 2004, following our notification to Amex that we were not compliant with Section 1003(d) of the Amex Company Guide and Amex's receipt and review of the Compliance Plan, Amex sent a letter to us formally notifying us that we were not in compliance with Section 1003(d) of the Amex Company Guide. The September 30, 2004 letter from Amex further stated that Amex had determined that, in accordance with Section 1009 of the Amex Company Guide, the Compliance Plan made a reasonable demonstration of our ability to regain compliance with the continued listing standards by the end of the Compliance Plan period. Our listing on Amex was continued pursuant to an extension, subject to certain conditions, including, among others, ongoing communication with Amex and periodic review of our compliance with the Compliance Plan by Amex. The letter from Amex further stated that by November 15, 2004, we would need to be in compliance with Amex's continued listing standards by amending the July Form 8-K to include the financial statements and pro forma information respecting the Resort. Additionally, the letter from Amex noted that failure to regain compliance by November 15, 2004 would likely result in Amex initiating delisting proceedings pursuant to Section 1009 of the Amex Company Guide. Further, Amex stated that notwithstanding the terms of its letter, Amex may initiate delisting proceedings as appropriate in the public interest, and that Amex might initiate delisting proceedings in the event that we did show progress consistent with the Compliance Plan. On November 15, 2004, Amex's deadline for compliance, we filed by amendment to our July Form 8-K the required financial information.

        We cannot assure you that we will be able to maintain our listing on Amex. Delisting would harm our business and the value of your investment. If our common stock were to be delisted from Amex, it could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

  As a result of our inability to timely file by amendment to our July 29, 2004 Form 8-K certain financial information, we are no longer eligible to use Form S-3 to register sales of our securities, restricting our ability to raise additional financing.

        As a result of our inability to timely file by amendment to our July 29, 2004 Form 8-K required financial statements and pro forma information relating to the transactions described in that report, we are not eligible to use a Form S-3 registration statement for a period of one year. As a result of our ineligibility to use this type of registration statement, it will be more difficult to raise additional capital should we determine that it is necessary or desirable to do so.

  We and our subsidiary, GTA-IB LLC, expect to incur significant compliance costs relating to the Exchange Act and Sarbanes-Oxley Act.

        We and our subsidiary, GTA-IB, LLC, are required to comply with the reporting requirements of the Exchange Act. As such, both entities must timely file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us and of GTA-IB. We were formed prior to the enactment of these new corporate governance standards, and as a result, we did not have all necessary procedures and policies in place at the time of their enactment. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. Costs incurred in complying with these regulations may reduce the amount of cash available for liquidating distributions in the event that we do not complete an exit transaction which permits us to be free of Exchange Act and Sarbanes-Oxley Act compliance obligations prior to the end of 2005.

        The Sarbanes-Oxley Act and related laws, rules and regulations create legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could negatively effect the amount of cash available for liquidating distributions.

Risks Relating to the Resort

  The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the rental pool participants

        Pursuant to the former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. This group of condominiums is known as the "rental pool". In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period of 2005 through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

        Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit rental pool, when we took ownership of the Resort pursuant to the Settlement Agreement. We also assumed the borrower's obligation for refurbishment expenses paid by the condominium owners pursuant to the Settlement Agreement.

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

  Unusual weather patterns experienced in Florida during 2004 could cause depressed bookings for the Resort.

        We expect that bookings at the Resort in 2005 may be adversely affected as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the Resort. Any reduction in revenues for the Resort resulting from lower bookings may reduce the liquidating distributions available to the holders of our common stockholders.

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

        While we are not a party to the class action lawsuit at the present time, we believe that the litigation between the former borrower and approximately fifty of the condominium owners at the

Resort continues to cloud the future of the Resort and could possibly adversely affect its future performance.

  An unfavorable result in the Land Use Lawsuit could impair the value of Parcel F and the Resort, thereby reducing the liquidating distributions to holders of our common stock

        On March 10, 2005 we filed a Motion to Intervene in the Land Use Lawsuit. The plaintiffs in the Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land, which is known as Parcel F, located within the Resort. We have filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect our property, and the land use and development rights with respect to Parcel F and our property. If allowed to intervene, we will seek to obtain a ruling from the court which preserves and protects our property, and the land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

        In the event that the defendants in the Land Use Lawsuit do not prevail, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuit could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

        Any unfavorable resolution to the Land Use Lawsuit, or the application of an unfavorable precedent in the Land Use Lawsuit to limit our land use and development rights to the remaining units at the Resort, could reduce the liquidating distributions that we are able to pay to our holders of our common stock.

        The Resort is subject to all the operating risks common to the hotel industry.    Operating risks common to the Resort include:

  •
  changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the recent economic downturn and the prospects for improved performance in other parts of the world;

  •
  impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

  •
  domestic and international political and geopolitical conditions;

  •
  decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

  •
  the impact of internet intermediaries on pricing and our increasing reliance on technology;

  •
  cyclical over-building in the hotel industry which increases the supply of hotel rooms;

  •
  changes in travel patterns;

  •
  changes in operating costs, including, but not limited to, energy, labor costs (including the impact of unionization), workers' compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

  •
  disputes with the managers of the Resort which may result in litigation; and

  •
  the availability of capital to allow us to fund renovations and investments at the Resort;

  •
  the financial condition of the airline industry and the impact on air travel.

  General economic conditions may negatively impact the results of the Resort.

        Moderate or severe economic downturns or adverse conditions may negatively affect the operations of the Resort. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase.

  The Resort must compete for customers.

        The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some competitors of the Resort may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

  Internet reservation channels may negatively impact bookings for the Resort.

        Internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand or property specific identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

  The Resort places significant reliance on technology.

        The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of Westin's customer loyalty program, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

  The Resort is capital intensive.

        For the Resort to remain attractive and competitive, we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.

  Our investment in the Resort is subject to numerous risks.

        We are subject to the risks that generally relate to investments in real property because we own the Resort. The investment returns available from equity investments in real estate such as the Resort depend in large part on the amount of income earned and capital appreciation generated by the Resort, and the expenses incurred. In addition, a variety of other factors affect income from the Resort and its real estate value, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. When interest rates increase, the cost of developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, if financing becomes less available or more expensive, it becomes more difficult to sell real property like the Resort. Any of these factors could have a material adverse impact on our results of operations or financial condition. If the Resort does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

  Environmental regulations.

        Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, or sell the Resort.

  Risks relating to so-called acts of God, terrorist activity and war.

        The Resort's financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in Florida and in areas of the world from which we draw a large number of guests. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

  Some potential losses are not covered by insurance.

        We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to the Resort. Our policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our "all-risk" property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit.

        In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

  Our operations at the Resort are dependent upon outside managers.

        Westin manages the daily operations of the Resort pursuant to the Management Agreement, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers should fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort's results of operations will be adversely effected, potentially in a material way.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and the promissory note payable to Elk Funding. At March 24, 2005 the total outstanding debt subject to interest rate exposure is $2,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $7,000 annualized increase or decrease in interest expense and cash flows (see Note 7 to our Consolidated Financial Statements for additional debt information). For the year ended December 31, 2004, a .25 basis point movement would have resulted in a $2,726 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page 79.

ITEM 9. CHANGES IN AND DISAGREEMENTS ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

        The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner's financial systems, processes and related internal controls increase the risk that the historical financial statements of the Resort's operations and cash flows which the predecessor owner has provided to us may not be accurate. We have out of necessity placed a certain amount reliance on the historical financial information and reports of the Resort's predecessor owner for the periods prior to July 16, 2004 and continue to rely on the information provided by Westin as manager of the Resort. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We are implementing various initiatives intended to materially improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort.

        As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2004 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        During the first quarter of 2005, we entered into an amended employment agreement with Mr. Peters, our Financial Officer, and a letter with AEW, the sole holder of our series A preferred stock. These two agreements are discussed in detail in this Report on Form 10-K under the captions "EXECUTIVE COMPENSATION" in Item 11 and "Commitments" in Item 7, respectively. Each is also described under the heading "Significant Events since the filing of our last Quarterly Report in Item 1 and each each will also be described in detail in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        We are managed by a board of directors composed of five members. Three of our directors, who at all times have comprised a majority of the board, are independent of our management and receive no compensation, directly or indirectly, from our company other than for their services as directors. We refer to these three persons as our independent directors. The board also includes W. Bradley Blair II, who is our Chief Executive Officer and President, and Scott D. Peters, who is our Chief Financial Officer, Senior Vice President and Secretary. Subject to severance compensation rights under their amended employment agreements, officers serve at the pleasure of the board of directors.

        In 2004, the board met seventeen times; the audit committee met fourteen times; the compensation committee met one time; and the nominating committee met one time. Each of the directors either attended or participated by telephone in at least 75% of the total number of meetings of the board of directors and of the committees of the board of which he was a member.

        Set forth below is information about our current directors and executive officers:

Name	Age	Position	Year Elected to Board	Current Term Expires
W. Bradley Blair, II	61	Chief Executive Officer, President and Chairman of the Board of Directors	1997	2005
Scott D. Peters	47	Chief Financial Officer, Senior Vice President and Secretary	1999	2007
Raymond V. Jones(1)(2)(3)	57	Independent Director	1997	2005
Fred W. Reams(1)(2)(3)	62	Independent Director	1997	2006
Edward L. Wax(1)(2)(3)	68	Independent Director	1997	2006

(1)
Nominating committee member

(2)
Audit committee member

(3)
Compensation committee member

Biographical Information

        W. Bradley Blair, II is our Chief Executive Officer, President, and Chairman of the board of directors. He has been an officer of our company since our initial public offering in 1997. From 1993 until our initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

        Scott D. Peters is our Chief Financial Officer, Senior Vice President and Secretary. He has been an officer of our company since our initial public offering in 1997. Mr. Peters was appointed by the Board to fill a vacancy created by a board member's resignation in late 1999. A stockholder vote confirmed the appointment of Mr. Peters at the 2000 annual meeting. Mr. Peters was re-elected to a three-year term at the 2004 annual meeting. In September 2004, Mr. Peters accepted a position as the Executive Vice President and Chief Financial Officer at Triple Net Properties in Santa Ana, California. Mr. Peters also serves as a member of the Board of Managers of Triple Net Properties. As part of his duties at Triple Net Properties, Mr. Peters serves as Chief Financial Officer of three real estate investment trusts: A REIT, G REIT and T REIT. In addition, Mr. Peters continues to serve as our company's Chief Financial Officer, Senior Vice President and Secretary through March 31, 2006 pursuant to the terms of his amended and restated employment agreement. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. Mr. Peters is a Certified Public Accountant who worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

        Raymond V. Jones is an independent director under the rules of the Amex. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before it went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit is a publicly traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

        Fred W. Reams is an independent director under the rules of the Amex. From 1981 until his retirement on March 31, 2004, Mr. Reams served as the Chairman or President and Chief Investment Officer of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. From 1967 to 1981, Mr. Reams was employed in various investment management positions with the First National Bank of Michigan, Irwin Management Company, and Cummins, Inc. In addition, Mr. Reams served as President of the board of directors of the Otter Creek Golf Course from 1981 through 2003. Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

        Edward L. Wax is an independent director under the rules of the Amex. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax's employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the board of directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical

Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Committees

        Audit Committee.    The board of directors has established an audit committee to oversee our financial reporting process on behalf of the board of directors. Mr. Jones is the chairman of the audit committee. The audit committee consists of Messrs. Wax, Reams and Jones, each of whom is independent under the rules of the Amex. Each member of our audit committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements. The audit committee's role is to select the independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company's internal accounting controls. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. While financially literate under the applicable rules of the Amex, the members of the audit committee are not currently professionally engaged in the practices of accounting or auditing and are not all experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the audit committee rely without independent verification on the information provided to them and on the representations made by management and our auditors, BDO Seidman, LLP. Accordingly, the audit committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The audit committee's reviews, considerations and discussions do not provide assurance that BDO Seidman's audit of our financial statements was carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that our public accountants are in fact "independent."

        Audit Committee Financial Expert.    Our "audit committee financial expert," as defined by the rules of the Securities and Exchange Commission, was the late Mr. Roy C. Chapman. Following Mr. Chapman's death in July 2004, Mr. Fred W. Reams became our new "audit committee financial expert." Mr. Reams qualifies as an independent director pursuant to the standards of the American Stock Exchange. The audit committee operates pursuant to a written amended and restated charter approved by our board of directors.

  (i)
  Mr. Reams, who is an audited committee financial expert, will not be deemed expert for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert.

  (ii)
  The designation or identification of Mr. Reams as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.

  (iii)
  The designation or identification of Mr. Reams as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

        Compensation Committee.    The board of directors has established a compensation committee to determine compensation, including granting awards under our stock incentive plans, for our officers. However, we do not intend to make any further option awards to our executives or to any other person. The compensation committee consists of Messrs. Wax, Reams and Jones, each of whom is independent under the rules of the Amex. The chairman of the compensation committee is Mr. Wax (who replaced Mr. Chapman upon his death in July 2004).

        Nominating Committee.    The board of directors has established a nominating committee to nominate individuals for election to the board of directors. The nominating committee consists of Messrs. Wax, Reams and Jones, each of whom is independent under the rules of the Amex. The chairman of the nominating committee is Mr. Reams. The nominating committee does not have a charter.

        Other Committees.    The board of directors may, from time to time, form other committees as circumstances warrant. Any additional committees will have authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law. During 2001, the board had two such committees, the strategic alternatives working committee, comprised of Messrs. Blair and Wax, which was created to work with our financial advisor, and an independent committee, composed of the four independent directors, which was created to review and make a recommendation regarding the Legends transaction and agreement. During 2003 and 2004, these two committees did not meet. In December 2004, a Special Committee was created comprised of our three independent directors. This Special Committee was created to assess and make recommendations regarding appropriate courses of action to pursue in connection with completing our plan of liquidation. This Special Committee did not meet until 2005.

        Criteria for Board Membership.    In selecting candidates for appointment or re-election to our board of directors, our nominating committee considers the appropriate balance of experience, skills and characteristics required of our board of directors, and seeks to insure that at least a majority of our directors are independent under the rules of the Amex, that members of our audit committee meet the financial literacy and sophistication requirements under the rules of the Amex and that at least one of them qualifies as an "audit committee financial expert" under the rules of the Securities and Exchange Commission. Nominees for director are selected on the basis of their depth and breadth of experience, integrity, leadership, ability to make sound business judgments, ability to read and understand basic financial statements, understanding of our business environment, and willingness to devote adequate time to board duties. Other factors considered in evaluating nominees for director include whether the nominee will complement our board's existing strengths, with particular emphasis placed on skills relating to our expected activities, including the efficient completion of our liquidation.

Directors and Officers Insurance

        We maintain directors and officers liability insurance. Directors and officers liability insurance insures our officers and directors from claims arising out of an alleged wrongful act by such persons while acting as directors and officers of our company, and it insures our company to the extent that we have indemnified the directors and officers for such loss.

Indemnification

        Our charter provides that we shall indemnify our officers and directors against certain liabilities to the fullest extent permitted under applicable law. The charter also provides that our directors and officers shall be exculpated from monetary damages to us to the fullest extent permitted under applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and American Stock Exchange. Officers, directors and stockholders owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of all reports filed pursuant to Section 16(a).

        Based solely on review of copies of any Section 16(a) reports filed by or on behalf of our officers and directors or written representations that no such reports were required, we believe that during 2004 all of our officers and directors and stockholders owning greater than 10% of our common stock complied with all applicable Section 16(a) filing requirements, except that W. Bradley Blair, II, our Board Chairman, President and Chief Executive Officer, filed a report on March 29, 2004 that was three days late. This filing reported the transfer of shares that were pledged as collateral under a non-recourse promissory note from Mr. Blair to us that were transferred to us for no consideration in lieu of foreclosure under the note.

Code of Ethics

        We have a written Code of Ethics that applies to our chief executive officer and senior financial officers, including our chief financial officer and controller. The Code of Ethics being available on our website, www.golftrust.com, and we will provide a copy of the Code of Ethics, without charge, upon written request to Investor Relations, 10 N. Adger's Wharf, Charleston SC 29401. If we change our Code of Ethics in any material respect or waive any provision of the Code of Ethics for any of our officers to whom it applies, we expect to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on our website or by other appropriate means as required or permitted under applicable rules of the SEC. We do not currently expect to make any such waivers.

ITEM 11. EXECUTIVE COMPENSATION

        We currently have two executive officers, Mr. Blair and Mr. Peters. The following table sets forth 2004, 2003 and 2002 annual and long-term compensation to our executive officers:

Summary Compensation Table

		Annual Compensation			Long Term Compensation(2)
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other annual Compensation(2)	Restricted Stock Awards	Securities Underlying Options
W. Bradley Blair, II Chief Executive Officer, President and Chairman of the Board	2004 2003 2002	$310,094 374,538 365,760	— — —	— 1,815,523 —	— — —	— — —
Scott D. Peters Chief Financial Officer, Senior,Vice President and Secretary	2004 2003 2002	$95,400 190,586 203,200	— — —	330,460 1,156,680 —	— — —	— — —

(1)
Amounts shown for all years exclude car allowances paid to Mr. Blair in the amount of $12,000 per year and Mr. Peters in the amounts of $5,400 for 2003 and $7,200 for 2002. Mr. Peters did not receive a car allowance in 2004 pursuant to the terms of the fourth amended and restated employment agreement.

(2)
We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering. On February 25, 2001, the employment agreements were amended and restated to provide that when the stockholders adopted a plan of liquidation, the executives became ineligible for further stock based awards or compensation committee determined performance bonuses. Instead of being eligible for stock-based awards or performance bonuses, the executives received retention bonuses upon the effective date of the amended employment agreements equal to $1,233,907 for Mr. Blair and $660,921 for Mr. Peters, as well as accelerated vesting of all previously granted stock based compensation both also became eligible for two additional bonuses upon our achievement of predefined performance milestones. Such acceleration occurred on February 25, 2001 and we paid the retention bonuses shortly thereafter. In addition, on February 25, 2001, as a result of the board's adoption of the plan of liquidation, all of our outstanding loans to our executives, $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, were forgiven pursuant to the terms of their existing promissory notes as previously discussed. Under the then-existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. One fourth of the remaining earned milestone payment of $165,230 plus accrued interest due to Mr. Peters was paid on September 30, 2003 pursuant to his fourth amended and restated employment agreement. In his fourth amended and restated employment agreement, Mr. Peters agreed to accept delayed payment of the remaining milestone payments to correspond with net cash proceeds that we received from sales of our assets. An additional one fourth of the remaining earned milestone payment plus accrued interest was due on August 26, 2004 when we sold golf course assets resulting in more than $1,200,000 of net cash proceeds. The remaining half of the remaining earned milestone payment plus accrued interest was due to Mr. Peters on September 24, 2004 when we sold golf course assets resulting in more than $2,500,000 of net cash proceeds. We have paid Mr. Peters only $330,460 of the remaining earned milestone payment since September 30, 2003, and the remaining $165,230 will be paid to Mr. Peters in due course. On October 1, 2003, interest began to accrue on the unpaid portion of Mr. Peters' remaining earned milestone payment at 5% per annum. This interest continues to accrue. Mr. Blair is also entitled to an additional performance milestone payment of approximately $1,234,000, plus accrued interest, due to the repayment of the outstanding balance under our credit facility. Such payment will be made to Mr. Blair in due course. All conditions to payment are satisfied. Any severance payments otherwise payable under the amended and restated employment agreements will be reduced by the amount of the performance milestone payments discussed above that we have made.

Option Grants for Last Fiscal Year

        No stock options were granted to Mr. Blair or Mr. Peters or any such person in fiscal year 2004.

Option Exercises in 2004 and Year-End Option Values

        The following table shows that there were no option exercises during the fiscal year ended December 31, 2004 by any of our executive officers and it sets forth the exercisable and unexercisable options held by them as of December 31, 2004. The value of unexercised in-the-money options at December 31, 2004 is based on a value of $2.15 per share, the prior closing price of our common stock on the American Stock Exchange on December 31, 2004.

2004 Option Exercises and Year-End Holdings

			Number of Securities Underlying Unexercised Options at December 31, 2004
					Value of Unexercised In-The-Money Options at December 31, 2004(1)
Name	Shares Acquired on Exercise	Value Received
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Bradley Blair, II	—	—	640,000	—	—	—
Scott D. Peters	—	—	285,000	—	—	—

(1)
None of the options included in the table above were in-the-money on December 31, 2004.

Employment Agreements

        We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering. Both agreements have been amended and restated. The amended and restated employment agreement of Mr. Blair was included as an exhibit to our current report on Form 8-K filed March 12, 2001. Mr. Blair's employment agreement was amended further by that certain letter agreement included as exhibit 10.16.3 to our annual report on Form 10-K filed March 31, 2004. The employment agreement of Mr. Peters that is currently in effect was included as an exhibit to our current report on Form 8-K, filed October 9, 2003. Mr. Peters' employment agreement was amended further by that certain letter agreement included as exhibit 10.33 to this annual report on Form 10-K. The employment agreements of Messrs. Blair and Peters, as amended through March 30, 2005, include the following provisions:

        Salary.    The amended employment agreement for Mr. Blair executed on February 25, 2001 provides for an annual base salary of $360,000, with automatic annual cost of living increases based on the increase, if any, in the consumer price index. However, we entered into a letter agreement with Mr. Blair on March 22, 2004 which provides for Mr. Blair to receive a reduced base salary from us as of April 1, 2004 and for a corresponding reduction in the amount of time he is required to devote to us. As a result, effective April 1, 2004, Mr. Blair's annual salary was adjusted to $286,241, or seventy-five percent of his current base salary of $381,654. Subsequently, effective January 1, 2005, Mr. Blair's annual base salary will be further reduced to $190,827.

        The fourth amended and restated employment agreement for Mr. Peters, as amended by the letter agreement dated March 30, 2005, provides for quarterly compensation of $12,000 plus additional compensation at a rate of $150 per hour for hours worked that exceed eighty hours per quarter. Also pursuant to this agreement, Mr. Peters agreed to accept delayed payment of the remaining milestone payments to correspond with net cash proceeds that we received from sales of our golf course assets. Commencing October 1, 2003, interest is accruing on the unpaid portion of Mr. Peters' remaining earned milestone payment at five percent per annum.

        Bonuses.    Under the employment agreements, as amended in 2001, the eligibility of our named executives for normal performance bonuses and stock based awards terminated upon the approval of the plan of liquidation by our stockholders. Upon such approval of the plan of liquidation, the applicable amended employment contracts provided for Retention Bonuses and Forgiveness of Indebtedness and Performance Milestone Bonuses, each as described below:

  •
  Retention Bonuses and Forgiveness of Indebtedness. The Retention Bonuses were designed to recognize services rendered by the named executives (including, without limitation, services rendered in assisting in the creation of the plan of liquidation, negotiating the agreements with Legends and our Series A preferred stock holder, and seeking to achieve resolutions of various issues with our lenders). Pursuant to their amended and restated employment agreements, Messrs. Blair and Peters received Retention Bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services and pursuant to their amended and restated employment agreements, their options and restricted stock awards immediately vested in full at that time. All of the options that became fully vested are at the present time "out of the money." Pursuant to the terms of the executives' existing promissory notes, which were not modified, the named executives' debt to us, in the amount of $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, was automatically forgiven upon board adoption of the plan of liquidation on February 25, 2001.

  •
  Performance Milestone Bonuses. As a result of our achievement of all milestones stated below, Messrs. Blair and Peters have earned and are entitled to payment of the additional cash Performance Milestone Bonuses shown below:

	Bonus Payment*
Performance Milestone
	Blair	Peters
Stockholder approval of plan of liquidation and repayment of all our debt**	$1,645,210	$881,228
Later of (a) repayment of all our debt** and (b) February 25, 2002, i.e., 12 months after board approval of the plan of liquidation	$1,233,907	$660,921

*
Plus interest from the date of stockholder approval of the plan of liquidation.

**
Including debt of our operating partnership, but excluding routine trade creditor debt not yet due and excluding debt that we have agreed to keep outstanding for the benefit of limited partners.

        Performance milestone bonus amounts, which include accrued interest, were paid to our named executives as follows: (i) $1,815,523 to Mr. Blair on June 19, 2003; (ii) $972,453 to Mr. Peters on June 19, 2003; (iii) $184,227 to Mr. Peters on September 30, 2003; (iv) $191,649 to Mr. Peters on August 27, 2004; and (v) $191,794 to Mr. Peters on September 27, 2004. The amounts remaining to be paid are $1,233,907, plus accrued interest, to Mr. Blair and $165,230, plus accrued interest, to Mr. Peters.

        Term.    Pursuant to Mr. Blair's amended and restated employment agreement, our board has the right, upon 45 days notice, to terminate him without good reason and without any obligation to pay further severance payments following the date on which the final milestone payment is made. Prior to such time, if we terminate Mr. Blair without "good reason" or if he resigns for "good cause" we would be required to make additional payments to him pursuant to his amended and restated employment agreement. We would have "good reason" to terminate an executive's employment if he engaged in gross negligence, willful misconduct, fraud or material breach of his employment agreement. Each executive would have "good cause" to resign in the event of any material reduction in his compensation or benefits, material breach or material default by us under the applicable employment agreement or following a change in control of our company. The additional payment at this point in time would be an amount equivalent to the earned but unpaid Performance Milestone Bonus.

        Extension of Non-Recourse Tax Loans Secured by Stock.    Upon each non-cash benefit payment (i.e., debt forgiveness and stock award acceleration) occurring concurrently with the board's adoption of the plan of liquidation, our executives incurred tax liability, but were unable to fund such liability by selling our common stock because of federal securities law restrictions and other concerns. Pursuant to the amended and restated employment agreements, we extended to each executive a non-recourse loan in the amount necessary to cover such personal income tax liability. On the date it was made, each loan was secured by a number of shares of our stock with a then-current market value equal to the amount of the loan. Interest accrues at the applicable federal rate and is added to principal. Any distributions on the pledged shares prior to maturity are applied to loan service. Each executive has the right, prior to maturity, if the loan is then over-secured, to sell the pledged stock on the open market, provided that the proceeds are first applied to outstanding principal and interest on the loan. These loans are more fully described below under the caption "Certain Relationships and Related Transactions—Indebtedness of Management."

        As a result of the letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to irrevocably assign to us the shares of our common stock which secure the above-mentioned non-recourse loan previously made to Mr. Blair in the amount of $1,150,320 in exchange for our cancellation of such loan.

        As a result of the letter agreement that we entered into with Mr. Peters on March 30, 2005 which is included as Exhibit 10.33 to this report, Mr. Peters agreed to irrevocably assign to us the shares of our common stock on which secure the above-mentioned non-recourse loan previously made to Mr. Peters in the amount of $444,996 in exchange for our cancellation of such loan.

Covenants Not to Compete

        In Mr. Blair's applicable amended and restated employment agreement, he has agreed not to engage in any competitive businesses. He also agreed not to compete directly with us or in a business similar to ours during his employment. However, Mr. Blair may continue to invest in certain residential real estate developments and resort operations.

        Under Mr. Peters' applicable amended and restated employment agreement, he was required to devote substantially all of his full working time to our business only until September 30, 2003. However, while he remains employed by us, and for one year after his termination or resignation, Mr. Peters may not:

  •
  compete directly with us in a similar business;

  •
  compete directly or indirectly with us, our subsidiaries, partners, potential golf course buyers, potential buyers (and/or their affiliates), potential buyers of our preferred stock or debt (or any of their affiliates) with respect to any acquisition or development of any real estate project undertaken or being considered by any of such parties at any time during Mr. Peters' employment with us;

  •
  lend or allow his name or reputation to be used by or in connection with any business competitive with our company, our subsidiaries and/or partners; or

  •
  intentionally interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between our company or our subsidiaries and/or partners, and any lessee, tenant, supplier, contractor, lender, employee or governmental agency or authority.

        Notwithstanding the above limitations, Mr. Peters may be employed by a business that competes with us so long as he does not have direct or indirect responsibility for any interaction with, or analysis of, our company and is wholly screened-off from such interaction and analysis by the competitive business.

Change of Control Agreements

        Mr. Blair's amended and restated employment agreement provides that he will have "good cause" to resign upon a change of control and, in that case, all of his stock options and restricted stock would vest in full and he would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the plan of liquidation described above. The amended and restated employment agreements of our named executive officers provide that if any payment by or on behalf of our company or our operating partnership to either executive qualifies as an excess parachute payment under the tax code, we shall make additional payments in cash to the executive (so called gross-up payments) so that the executive is put in the same after-tax position as he would have been had no excise tax been imposed by the tax code.

Compensation Committee Interlocks and Insider Participation

        During fiscal year 2004, our compensation committee members were Roy C. Chapman (until his unexpected death in July 2004), Fred W. Reams, Raymond V. Jones and Edward L. Wax. During fiscal year 2004, our compensation committee has been comprised solely of directors who are independent under the rules of the Amex.

        None of the members of our compensation committee was at any time since our formation an officer or employee of our company or any of its subsidiaries.

Director Compensation

        We pay our independent directors fees for their services as directors. Independent directors receive annual compensation of $10,000, plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically), and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. Under our non-employee directors' stock option plan, at the time of our initial public offering and on the first four anniversaries of our initial public offering, our three independent directors received automatic annual grants of options to purchase 5,000 shares of our common stock at the stock's fair market value on the date of grant. All grants to our independent directors were fully vested on the grant date and expire ten years from the date of grant. Upon the February 2001 grant, the shares available under our non-employee directors' stock option plan were exhausted and no options have been granted to our independent directors since that time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table describes, as of March 24, 2005, the beneficial ownership of common stock and common OP units held by each of our directors, by each of our executive officers, by all of our directors and executive officers as a group and by each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. OP units represent limited partnership interests in Golf Trust of America, L.P., our operating partnership, and are convertible into shares of our common stock on a one-for-one basis. This table shows beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within 60 days. However, for the sake of clarity, the table does not report beneficial ownership of OP units as beneficial ownership of common stock (even though all OP units are currently convertible into common stock) but instead, reports holdings of stock and OP units separately. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 10 North Adger's Wharf, Charleston, South Carolina 29401.

	Common Stock		Common OP Units
Name of Beneficial Owner	Number of shares of Common Stock	Percentage of Class(1)	Number of OP Units	Percentage of Class(2)
W. Bradley Blair, II(3)	677,642	8.46%	—	—
Scott D. Peters(4)	340,625	4.45%	—	—
Raymond V. Jones(5)	26,000	*	—	—
Fred W. Reams(5)	25,000	*	—	—
Edward L. Wax(5)	26,250	*	—	—
AEW Capital Management, L.P.(6)(7)	761,904	9.37%	—	—
Jan H. Loeb(8)	561,300	7.61%	—	—
QVT Financial(9)	418,000	5.67%
Dennis J. O'Leary(10)	479,400	6.51%
Directors and officers as a group (5 persons)(11)	1,121,017	13.35%	—	—

*
Less than 1%

(1)
Based on 7,372,788 common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, each person's percentage interest is calculated by dividing such person's beneficially owned common shares by the sum of the total number of common shares outstanding plus the number of currently unissued common shares such person has the right to acquire (including upon exercise of vested options and upon conversion of preferred stock, but excluding upon conversion of the separately shown OP units) within 60 days of March 24, 2005.

(2)
Based on 7,408,582 common OP units outstanding (including the 7,372,788 common OP units held by GTA's subsidiaries). Under the operating partnership agreement, the holder(s) of OP units (other than GTA's subsidiaries) has the right to tender them for redemption at any time. Upon such a tender, either the operating partnership must redeem the OP units for cash or GTA must acquire the OP units for shares of common stock, on a one-for-one basis.

(3)
Mr. Blair's beneficial ownership includes options to purchase 640,000 shares of common stock, all of which have vested and are exercisable as of March 24, 2005; however, none of these options were in the money as of this date.

(4)
Mr. Peters' beneficial ownership includes options to purchase 285,000 shares of common stock, all of which have vested and are exercisable as of March 24, 2005; however, none of these options were in the money as of this date.

(5)
Includes options to purchase 25,000 shares of our common stock all of which are vested and are exercisable as of March 24, 2005; however, none of these options were in the money as of this date.

(6)
Amounts shown for AEW Capital Management, L.P. include 800,000 shares of our company's Series A convertible cumulative preferred stock held by its affiliate AEW Targeted Securities Fund, L.P., which shares are convertible into an aggregate of 761,904 shares of our company's common stock. AEW Capital Management, L.P. reports that it has the sole power to vote or direct the vote of 761,904 shares and the sole power to dispose of or direct the disposition of 761,904 shares. These entities' address is c/o AEW Capital Management, Inc., 225 Franklin Street, Boston, MA 02110. Information about AEW Capital Management, L.P. is included in reliance on its Schedule 13G filed with the SEC on April 16, 1999 as updated by correspondence with AEW Capital Management, L.P. in March 2004.

(7)
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

(8)
Mr. Loeb's address is 6610 Cross Country Boulevard, Baltimore, Maryland 21215. Mr. Loeb reports that he has sole power to vote or to direct the vote of 540,600 shares, shared power to vote or to direct the vote of 20,700 shares, sole power to dispose or to direct the disposition of 540,600 shares and shared power to dispose or to direct the disposition of 20,700 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D filed with the SEC on January 16, 2003.

(9)
QVT Financial's address is 527 Madison Avenue, 8th Floor, New York, New York 10022. QVT Financial reports that it is the investment manager for QVT Fund LP (the "Fund") which beneficially owns 328,133 shares. QVT Financial also reports that it is the investment manager for a separate discretionary account managed for Deutsche Bank AG (the "Separate Account") which holds 89,867 shares. QVT Financial has the power to direct the vote and disposition of the common stock held by each of the Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 418,000 shares of common stock, consisting of the shares owned by the Fund and the shares held in the Separate Account. QVT Financial reports that it has sole power to vote or to direct the vote of 0 shares, shared power to vote or to direct the vote of 418,000 shares, sole power to dispose or to direct the disposition of 0 shares and shared power to dispose or to direct the disposition of 418,000 shares. Information about QVT Financial is included in reliance on the Schedule 13G filed with the SEC on February 14, 2005.

(10)
Mr. O'Leary's address is 71 Colfax Road, Skillman, New Jersey 08558. Mr. O'Leary reports that he has sole power to vote or to direct the vote of 479,400 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 479,400 shares and shared power to dispose or to direct the disposition of 0 shares. Information about Mr. O'Leary is included in reliance on the Schedule 13D filed with the SEC on February 14, 2005.

(11)
Includes options to purchase 1,025,000 shares of common stock, all of which have vested and are exercisable as of March 24, 2005; however, none of these options were in the money as of this date.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders' approval. The table presents the following data on our plans as of the close of business on December 31, 2004:

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,062,000	$20.80	0
Equity compensation plans not approved by security holders	0	0	0
Total	1,062,000	$20.80	0

        Our employee stock purchase plan terminated as of the stockholders' approval of the plan of liquidation on May 22, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

        Pursuant to the terms of our executive officers' amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us as of such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 shares (143,790 of which were owned by Mr. Blair and 55,625 of which were owned by Mr. Peters) of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2004, 2003 and 2002, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $112,000, $497,000 and $400,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2004, 2003 and 2002, respectively.

        As a result of the letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us the shares of our common stock which secure the above mentioned $1,150,000 non-recourse loan previously made to Mr. Blair in exchange for our agreement to cancel such loan.

        As a result of the letter agreement that we entered into with Mr. Peters on March 30, 2005, Mr. Peters agreed to, among other things, irrevocably assign to us the shares of our common stock which secure the above mentioned $445,000 non-recourse loan previously made to Mr. Peters in exchange for our agreement to cancel such loan.

        The largest aggregate amounts of indebtedness under our loans to Messrs. Blair and Peters during our 2004 fiscal year were $1,150,000, and $445,000, respectively, plus accrued interest. Due to the cancellation of Mr. Blair's loan on March 22, 2004, there was no outstanding balance due from Mr. Blair at March 30, 2005. Due to the cancellation of Mr. Peters' loan on March 30, 2005, there was no outstanding balance due from Mr. Peters at March 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table shows the fees paid or accrued by us for the audit and other services provided by BDO Seidman, LLP for fiscal 2004 and 2003.

	2004	2003
Audit Fees(1)	$491,067	$181,038
Audit-Related Fees(2)	—	13,928
Tax Fees(3)	38,843	92,933
All Other Fees	—	—
Total	$529,910	$287,899

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. For 2004, the total audit fees include $291,552 in fees incurred for the audit of our wholly-owned subsidiary, GTA-IB, LLC, the entity that owns the Resort.

(2)
Audit-related fees consisted primarily of accounting consultations related to the Resort.

(3)
For fiscal 2004 and 2003, respectively, tax fees principally included tax compliance fees of $33,755 and $70,091, and tax advice and tax planning fees of $5,088 and $22,032.

        The Audit Committee of our board of director is required to pre-approve the audit and non-audit services performed by the independent auditor for us in order to assure that the provision of such services do not impair the auditor's independence. Prior to the beginning of our fiscal year, our audit committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner, require specific pre-approval by our audit committee. While our audit committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

        All of the services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by the Audit Committee pursuant to paragraph c(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements and Schedules

        The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page 66, which is incorporated herein by reference.

Exhibits

        The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Golf Trust of America, Inc.

        We have audited the accompanying consolidated statements of net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of changes in net assets and cash flows (liquidation basis) for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries at December 31, 2004 and 2003, and the changes in their net assets and cash flows for the years ended December 31, 2004, 2003 and 2002 (liquidation basis), in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis.

Charlotte, North Carolina	BDO Seidman, LLP
March 24, 2005

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2004 AND 2003
(LIQUIDATION BASIS)
(in thousands)

	December 31,
	2004	2003
ASSETS
Real estate and mortgage note receivable—held for sale	$57,827	$57,042
Cash and cash equivalents	3,919	601
Receivables—net	4,995	3,672
Other assets	4,421	233

Total assets	71,162	61,548

LIABILITIES
Debt	3,697	—
Accounts payable and other liabilities	10,521	2,528
Other obligations	11,117	—
Dividends payable	4,914	4,914
Reserve for estimated costs during the period of liquidation	5,868	6,823

Total liabilities	36,117	14,265
Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	56,117	34,265

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP unit holders)	$15,045	$27,283

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)

	Liquidation Basis
	2004	2003	2002
Net Assets in Liquidation, beginning of period	$27,283	$48,903	$60,939

Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating (Loss) Income	(2,855)	(1,682)	3,936
Net interest expense	(652)	(1,113)	(4,938)
Increase in reserve for estimated liquidation costs and capital expenditures	(2,730)	(17)	(3,892)

Subtotal of adjustments to liquidation reserve	(6,237)	(2,812)	(4,894)
Decrease in fair value of the real estate assets	(4,668)	(16,172)	(4,265)
Decrease in fair value of non-real estate assets	(112)	(497)	(400)

Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	(11,017)	(19,481)	(9,559)
Preferred dividend accrual	—	(2,139)	(1,850)
Value of operating partnership units redeemed in sale of golf courses	(1,221)	—	(627)

Changes in Net Assets in Liquidation	(12,238)	(21,620)	(12,036)

Net Assets in Liquidation, end of period	$15,045	$27,283	$48,903

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (LIQUIDATION BASIS)
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	(12,238)	(21,620)	(12,036)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities, net of effects of Resort assets and liabilities acquired in settlement:
Increase in liquidation reserve and decreases in fair value of real estate and non-real estate assets	7,510	16,686	8,557
Cancellation value of common stock and OP units	1,221	—	627
Preferred dividend accrual	—	2,139	1,850
Straight-line interest and rent and other	—	—	(42)
Non-cash interest incurred on long-term obligations	433	—	—
Provision for bad debt	7	—	—
Decrease (increase) in receivables and other assets	(672)	792	2,225
Decrease (increase) in restricted cash	—	1,529	573
(Decrease) increase in accounts payable and other liabilities	1,560	(681)	(690)
Decrease in liquidation liabilities, net of insurance reimbursements	(2,541)	(4,950)	(5,617)

Net cash used in changes in net assets in liquidation and operating activities	(4,720)	(6,105)	(4,553)

Cash flows from investing activities:
Resort and golf course improvements	(472)	(160)	(2,123)
Net proceeds from golf course dispositions	3,984	67,767	22,144
Cash acquired in Resort settlement	1,764
Decrease in notes receivable	—	112	4,226

Net cash provided by (used in) investing activities	5,276	67,719	24,247

Net cash flows from financing activities:
Borrowings on debt	4,100	—	—
Repayments on debt and capital lease obligations	(1,338)	(69,003)	(26,466)

Net cash provided by (used in) financing activities	2,762	(69,003)	(26,466)

Net increase(decrease) in cash and cash equivalents	3,318	(7,389)	(6,772)
Cash and cash equivalents, beginning of year	$601	$7,990	14,762

Cash and cash equivalents, end of year	$3,919	$601	$7,990

Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$146	$1,502	$5,379
Non-cash transactions:
Cancellation of note receivable	$547	$—
Note receivable from sale of asset	$—	$2,300
Resort assets acquired and liabilities assumed in settlement were:
Total assets	$56,095
Less liabilities	(16,855)

Net settlement amount	$39,240

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Plan of Liquidation and the Participating Mortgage

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. As of March 24, 2005, we had sold 40 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests pursuant to the plan of liquidation.

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

        During 1997, our operating partnership closed and funded an aggregate $78.95 million participating mortgage to Golf Host Resorts, Inc. ("GHR"), an entity affiliated with Starwood Capital Group LLC. The participating loan was secured by the Westin Innisbrook Golf Resort (the "Resort"), a 72-hole destination golf and conference facility located near Tampa, Florida. GHR became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11, 2001. Upon the default, we began seeking a negotiated foreclosure or settlement with our former borrower.

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

        On July 15, 2004, we entered into a Settlement Agreement (the "Settlement Agreement") with GTA—IB, LLC ("GTA—IB"), our former borrower (Golf Host Resorts, Inc., or "GHR"), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium,

LLC and took control of the Resort. As part of the process of allocating the settlement amount (as derived from our valuation of the Resort, the "Settlement Amount") of the Resort and related entities acquired, we had to reevaluate our carrying value of the Resort at June 30, 2004 to determine if it was representative of the Resort's fair value as a business enterprise. After we received and reviewed the 2005 budget from Westin, and attended the 2005 budget review meeting with Westin and Troon, we determined that while the budget did reflect that the Resort is expected to realize a modest recovery from the depressed performance of 2003 and 2004 (attributed in part to two significant group cancellations and the hurricane weather in Florida), the Resort is burdened by several significant liabilities which will decrease the net proceeds available for our stockholders upon the sale of the Resort. Based on a review of the facts and circumstances at this time, we determined that a write-down of $5.0 million in the value of the Resort to $39.24 million was necessary to appropriately reflect our estimate of the net proceeds available to stockholders upon a sale of the Resort.

        We had previously entered into an agreement with the former borrower and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed including restrictions to avoid interference with the operations of the Resort.

        As a result of the settlement, the financial results of GTA—IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements commencing July 16, 2004.

        The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date. The settlement amount was allocated (in thousands) as follows:

Total assets	$56,095,000
Total liabilities	16,855,000

Net settlement amount	$39,240,000

        Operations of the acquired Resort and related entity (Golf Host Securities) are included in the condensed consolidated financial statements from the date of settlement. The following sets forth pro forma consolidated financial information as if the settlement had taken place at the beginning of the earliest period presented (in thousands).

	2004	2003
Revenues	$42,315,000	$47,376,000
Operating loss	$(3,479,000)	$(2,447,000)

2.     Organization and Basis of Presentation

        We were incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, we sold our last property (3.5 golf courses) that was under a participating lease. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of March 24, 2005, we own three properties which represent seven golf courses. Two of these properties (3.0 golf courses) are owned and managed by us while the Resort is managed by Westin Management

South. The four golf courses at the Resort are currently managed by Troon through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein we were the lender. Upon the execution of the Settlement Agreement with our former borrower on July 15, 2004, we obtained ownership of the Resort. We presently hold our three properties (7.0 golf courses) in fee simple. The seven golf courses are located in Florida (4), South Carolina (2), and New Mexico. Title to our golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we", "us" or our "Company." The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of Golf Trust of America, L.P. Through our wholly owned subsidiaries GTA GP, Inc. ("GTA GP") and GTA LP, Inc. ("GTA LP"), we hold a 99.6 percent interest in our operating partnership as of March 24, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. One of our former lessees held the only remaining minority interest in our operating partnership which was then transferred from our former lessee to the buyer of this property (3.5 golf courses).

Adjustments to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and approval of that plan by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of December 31, 2004 is based on estimates of sales values based on indications of interest from the marketplace (except for the Resort as we have received no firm offers to date), certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on our management's estimates as of December 31, 2004.

        The change in net assets in liquidation of approximately $12,238,000 for the year ended December 31, 2004 is comprised of (i) adjustments to the liquidation reserve of approximately $6,237,000, (ii) changes in the fair value of the Company's assets of approximately $4,780,000 and (iii) the cancellation of common stock valued at approximately $1,221,000.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, we are required as an accounting matter to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. Now that we have title to the Resort and have engaged Houlihan Lokey on January 21, 2005 to pursue an exit transaction, we have more information with which to make projections of certain liquidation costs expected to be incurred during the projected period required to complete the liquidation as contemplated in our engagement of Houlihan Lokey (i.e., exit transaction to be closed by October 21, 2005 and the corporate wind-up to be concluded by March 31, 2006). As a result, we have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. We have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets pursuant to the executed letter agreement with AEW on March 24, 2005. Should we not close on an exit transaction by November 30, 2005 as contemplated in the AEW letter agreement, an accrual of $625,000 per quarter would need to be recorded for preferred dividends from January 1, 2004 through the then contemplated date of the exit transaction absent AEW's agreement to extend the option exercise date in the letter agreement beyond the current expiration date of November 30, 2005. This would reduce the net assets available to shareholders in liquidation and correspondingly the estimated liquidation distribution per share. Also, we have recorded no liability for any cash operating shortfall that may result at the Resort during our anticipated holding period because we currently expect that the currently projected operating shortfall at the Resort could be funded from the operating profits at our other three golf courses. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2003	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	December 31, 2004
Severance	$2,201,000	$(542,000)		$—	$1,659,000
Professional fees	1,569,000	(1,530,000)		1,359,000	1,398,000
Financial advisor fees	451,000	(58,000)		657,000	1,050,000
Capital expenditures	11,000	(33,000)		32,000	10,000
Other	2,591,000	(1,522,000)	(3,507,000)	4,189,000	1,751,000

Total	$6,823,000	$(3,685,000)	(3,507,000)	$6,237,000	$5,868,000

        Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements. Severance payments totaling approximately $212,000 in the aggregate were made to non-executive former employees during the year and performance milestone payments aggregating approximately $330,000 were paid following the sales of certain golf course assets. This $330,000 was paid in two payments of approximately $165,000 each, representing one half of the second milestone due to our chief financial officer, were paid. The first payment occurred on August 27, 2004 following the sale of Wekiva and the second payment occurred on September 24, 2004 following the sale of Black Bear. Performance milestone payments aggregating approximately $1,399,000 plus accrued interest will be paid in due course, however, there are no remaining conditions to such payment. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments.

        Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below:

	For years ended December 31,
	2004	2003	2002
	(in thousands)
Revenues
Rent	$—	$452	$7,069
Revenue from managed golf course and Resort operations	19,992	7,989	13,360

Revenues	19,992	8,441	20,429

Expenses
General and administrative	1,543	2,215	3,632
Direct expenses from managed golf course operations	21,304	7,908	12,861

Expenses	22,847	10,123	16,493

Operating (loss) income	$(2,855)	$(1,682)	$3,936

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

Fair Value—Liquidation Basis

        We adopted the liquidation basis of accounting upon the stockholder approval of our plan of liquidation on May 22, 2001. From this date forward, all assets and liabilities have been stated at their estimated fair value and estimated settlement amounts. The estimated fair value has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash Risk Concentration

        We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000 per institution. At December 31, 2004 and 2003, we had amounts in excess of FDIC limits. We limit our risk by placing our cash and cash equivalents in a high quality financial institution(s).

Property and Equipment

        Substantially all of our long-lived assets have been deemed to be held for sale and, therefore, depreciation expense has not been recorded since September 30, 2000.

Accounts Receivable

        Accounts receivable represents amounts due from Resort guests and golf course members and is net of allowances of approximately $96,000 for doubtful accounts at December 31, 2004. Groups with prior direct bill positive history with the Resort are granted credit for billing. With respect to extending credit to Resort groups, if a group has not been to the Resort within the past two years, an updated credit evaluation is conducted. The Resort requires a deposit of approximately 25% of the total estimated contracted revenue. Additional deposits may be required depending on the outcome of the credit evaluation. Terms are negotiable by group contract but are typically 30 days from receipt of bill.

        Management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

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

        With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine to ten years.

        Group cancellation fees are computed at the time of the cancellation pursuant to the terms of the respective contract and recorded as deferred revenue. When the cancellation fees are received, they are then recognized as revenue.

Leases

        Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

        Leases, which do not transfer substantially all of the benefits and risks of ownership of property, are classified as operating leases, and the related rentals are charged to expense as incurred.

Income Taxes

        We provide for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted.

Use of estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

        We expense advertising costs as incurred. Total advertising costs were $361,000, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

4.     Dispositions

        From January 1, 2002 through December 31, 2004, we disposed of the following golf courses:

Property	City and State	Gross Sales Price(1)		18-Hole Equivalent	Closing Date
2002
Northgate Country Club	Houston, TX	$10,875,000		1.5	5/8/02
Bonaventure Country Club	Ft. Lauderdale, FL	10,500,000		2.0	7/12/02
Osage National Golf Club	Lake of the Ozarks, MO	3,350,000		1.5	7/22/02

2002 Total		$24,725,000		5.0

2003
Lost Oaks Golf Course	Palm Harbor, FL	$2,300,000		1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	(2)	3.5	1/30/03
Mystic Creek Golf Club	Dearborn, MI	3,500,000		1.5	4/17/03
Sandpiper Golf Course	Santa Barbara, CA	25,000,000		1.0	6/17/03

2003 Total		$71,300,000		7.0

2004
Wekiva Golf Club	Longwood, FL	$2,475,000		1.0	8/26/04
Black Bear Golf Club	Ustis, FL	1,550,000		1.0	9/24/04

2004 Total		$4,025,000		2.0

(1)
Includes the value of common stock and/or OP units held by the buyer (or an affiliate) and cancelled in the sales transaction. Such OP unit valuations were agreed upon by the parties to each transaction and approved by our board of directors and, in certain cases, by our stockholders by their approval of the plan of liquidation.

(2)
Included in the proceeds is a note receivable with a fair market value at December 31, 2004 of $2,300,000.

5.     Operating Leases

        In connection with the assumption of operations at the various golf courses, we assume related operating leases on golf carts, maintenance equipment and vehicles. These lease agreements expire at various dates through December 2008. We also lease our corporate facilities under an operating agreement that expires in June 2006. Total lease expense, excluding the lease expense for golf courses sold prior to December 31, 2004, was approximately $432,000, $292,000 and $236,000 for the years ended December 31, 2004, 2003 and 2002 respectively. Future minimum lease commitments under non-cancelable leases at December 31, 2004 are as follows:

Year	Amount
2005	$563,000
2006	520,000
2007	423,000
2008	259,000

Total	$1,765,000

6.     Commitments and Contingencies

Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers, for collection of all sums due and owing, of approximately $220,000 plus accrued interest at March 24, 2003, under the promissory note due and owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served on May 19, 2003, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for $231,630, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment. An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12, 2004, pursuant to West Virginia's domestication statutes. The attorneys in West Virginia have enrolled the judgment and the execution as a lien on real property and personal property owned there by the defendants.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. See note 15 "Subsequent Events" for further discussion.

Other Litigation

        Young Complaints.    On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) and our company (together with our executive officers). The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, held illegal by the IRS. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that Golf Trust conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint on enlargement of time in which to answer or otherwise respond to the plaintiffs' complaint on May 5, 2004, and we filed a motion of defendants our company (together with our executive officers) to stay, and for enlargement of time in which to answer or otherwise respond to plaintiffs' complaint on May 18, 2004. The plaintiffs filed memoranda opposing the aforementioned motions on May 24, 2004 and June 4, 2004, respectively. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the Golf Trust defendants' motion would be granted in part and denied in part. As a result the court declined to stay the litigation pending the outcome of the arbitration (the size of which will be determined by the judge's expected rulings), but granting the motion enlarging time and giving the Golf Trust defendants until November 8, 2004 to serve their answer. Prior to November 8, 2004, the judge advised the parties that they could submit supplemental briefs regarding an aspect of the binding arbitration issue raised by a recent case. Supplemental briefs were filed by the BDO defendants and the plaintiffs. On November 4, 2004, we filed our answer and counterclaims (9 counterclaims against some or all of the plaintiff parties). On January 21, 2005, the Magistrate Judge issued a Report and Recommendation, recommending that the BDO Defendant's Motion to Compel Arbitration be granted, and that the claims pending against the BDO Defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the Magistrate's Report and Recommendation, and granted the BDO Defendants' Motion to Compel Arbitration, staying the claims pending against the BDO Defendants. We intend to vigorously defend Golf Trust of America, Inc., Bradley Blair and Scott Peters in this lawsuit. At this time, we are unable to assess the likely outcome of this litigation.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al. This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per year and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs now have appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal have been filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. A decision by the court of appeals on our pending motion and on the case is expected soon. At this time, we are unable to assess the likely outcome of this litigation.

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

Westin and Troon Management Fees

        We entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon's contract with Westin has a termination date of July 15, 2009.

Refundable Initiation Fees

        Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at December 31, 2004 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

7.     Receivables—Net

        Receivables—net consists of the following:

	December 31, 2004	December 31, 2003
	(Liquidation Basis)
Note receivable taken in sale of asset	$2,315,000	$2,313,000
Loans to officers—net of allowances of $362,000 in 2004 and $897,000 in 2003	99,000	758,000
Other miscellaneous receivables	2,581,000	601,000

Total	$4,995,000	$3,672,000

        The note receivable represents the $2.5 million note we received from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower's payment of the balance of the note, subject to certain prepayment prohibitions).

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

        Pursuant to our letter agreement with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of GTA common stock which he owned and which secured his non-recourse loan (made to Mr. Blair in 2001 in the amount of $1,150,000). Mr. Blair's outstanding loan balance as of March 22, 2004 was $547,000 (including accrued and unpaid interest through June 30, 2002 of $44,000 and after application of his portion of the allowance for doubtful accounts of $647,000). The assigned shares of common stock were valued at the 10-day trailing stock price of $2.32 for a total value of approximately $333,000. We applied this amount to the outstanding loan balance including accrued interest and we cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible). The remainder of the unreserved loan balance of approximately $214,000 was written off against the "other" category of the liquidation accrual. The loan to our chief financial officer of $461,000, including unpaid interest accrued as of June 30, 2002, (carried at $99,000 on December 31, 2004 after the allowance for doubtful account of $362,000) remains outstanding. This loan is secured by our chief financial officer's holdings of 55,625 shares of our common stock.

        The other miscellaneous receivables at December 31, 2004 include approximately $2,300,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, and $281,000 in notes receivable, including accrued interest, taken in participating lease terminations as compared to the other miscellaneous receivables at December 31, 2003 which included approximately $352,000 of member, trade and other miscellaneous receivables of our managed golf courses and $249,000 in notes receivable, including accrued interest, taken in participating lease terminations.

8.     Debt

December 31, 2004
Revolving line of credit	$2,100,000
Note payable	718,000
Capital lease obligations	879,000

Total	$3,697,000

Revolving Line of Credit

        On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount not to exceed $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years and the interest rate is the prime rate plus 1.75% per annum paid monthly. We paid a one-time commitment fee to Textron Financial of $42,000 to obtain this credit line and we will pay to Textron a monthly fee of 0.25% per annum of the unused line balance in arrears on the first day of each month for the immediately preceding month and on the maturity date. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The funds drawn under this credit line are used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The principal balance outstanding under the revolving line of credit as of December 31, 2004 was approximately $2,100,000. Additional draw requests are permitted monthly on the first day of each month commencing May 1, 2004; however, at this time the maximum amount permissible under the revolving credit line is outstanding.

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

Capital Lease Obligations

        At December 31, 2004, we had capital lease agreements for certain golf course and related equipment. These lease agreements expire at various dates through 2008.

9.     Accounts payable and other liabilities

        Accounts payable and other liabilities consists of the following:

	December 31, 2004	December 31, 2003
Accounts payable	$4,379,000	$1,770,000
Accrued payroll	1,065,000	6,000
Accrued expenses	2,115,000	731,000
Deferred revenue and deposits	2,962,000	21,000

Total	$10,521,000	$2,528,000

10.   Investment in Resort and related Obligations

        Certain condensed balance sheet information of the Resort as of December 31, 2004, adjusted for the liquidation basis of accounting, is provided below.

Assets
Current assets	$5,580,000
Real estate and Resort assets	49,528,000
Other assets	2,455,000

Total assets	57,563,000

Liabilities
Accounts payable and accrued expenses	8,258,000
Long term refurbishment	4,600,000
Capital lease obligations	612,000
Other long term liabilities	6,517,000

Total liabilities	19,987,000

Net investment in subsidiary	$37,576,000

        Other obligations consists of the following:

Estimated fair value at:	December 31, 2004
Master Lease Refurbishment Obligation	$4,600,000
Westin Termination Fee	5,717,000
Troon Supplemental Fee	800,000

$11,117,000

Master Lease Refurbishment Obligation

        In connection with taking control of the Resort, effective July 16, 2004, we recorded a liability in recognition of the Master Lease Agreement, or MLA, refurbishment program which entitles condominium owners who participate in the rental pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and paid quarterly. Principal payments begin in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. The estimated settlement value of this liability upon sale of the Resort is $4,600,000 as of December 31, 2004.

        Minimum principal payments on the refurbishment program are as follows:

Principal
(in thousands)
2005	$727,000
2006	1,091,000
2007	1,455,000
2008	1,818,000
2009	2,182,000

Total	$7,273,000

Westin Termination Fee

        The Management Agreement that we executed with Westin on July 15, 2004 provides that we shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a termination fee of $5,900,000. This amount is reduced by $0.365 per day (three hundred sixty-five dollars) for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. The estimated settlement value of this liability upon sale of the Resort is $5,717,000 as of December 31, 2004.

Troon Supplemental Fee

        The facility management agreement that we executed with Troon effective July 15, 2004. That agreement provides that we shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000.

11.   Preferred Stock

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

        Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2004, we have accrued and not paid fourteen quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2004). Under our series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our charter and the voting agreement.

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

        Moreover, under our voting agreement with AEW, since we did not fully redeem the series A preferred stock by May 22, 2003, AEW or its transferee had the right to require us to redeem the series A preferred stock in full within 60 days which right they exercised. Since we defaulted on that obligation, from July 21, 2003 until the series A Preferred Stock is redeemed, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to our common stockholders, which will reduce our cash available for liquidating distributions to common stockholders. See Subsequent Events Note 15 for further discussion.

12.   Stock Options and Awards

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

Stock Option Plan Transactions

        No option shares were granted to employees or exercised in 2004, 2003 or 2002. Mr. Blair's and Mr. Peters' unvested options accelerated upon board approval of the plan of liquidation on February 25, 2001 (as provided in their employment contracts). All unvested options previously granted to other employees accelerated upon stockholder approval of the plan of liquidation on May 22, 2001 (as provided in section 6.2 of the New 1997 Employee Stock Option Plan and the 1998 Employee Stock Option Plan). Transactions involving the plans are summarized as follows:

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,190,000	$22.93
Granted	—	—
Exercised	—	—
Expired and/or canceled	—	—

Outstanding at December 31, 2003	1,190,000	22.93
Granted	—	—
Exercised	—	—
Expired and/or canceled	(127,500)	(24.98)

Outstanding at December 31, 2004	1,062,500	$22.69

	Options Outstanding
				Options Exercisable
Range of Exercise Price		Remaining Contractual Life (years)	Average Exercise Price
	Shares			Shares	Price
$7.85	20,000	6.1	$7.85	20,000	$7.85
$16-$19	197,500	5.1	17.27	197,500	17.37
$21	210,000	2.1	21.00	210,000	21.00
$24-$26	615,000	2.9	25.28	615,000	25.28
$29	20,000	3.1	29.00	20,000	29.00

	1,062,500			1,062,500

13.   Quarterly Financial Information (Unaudited)

        Summarized quarterly financial data is as follows (in thousands,):

	Quarter Ended
2004
	March 31	June 30	September 30	December 31
	(Liquidation Basis)
Net Assets in Liquidation, beginning of period	$27,283	$26,218	$25,055	$17,068

Changes in net assets in liquidation:
Operating (Loss) Income	(115)	(276)	(1,743)	(721)
Net interest income (expense)	27	13	(338)	(354)
Increase in reserve for estimated liquidation costs and capital expenditures	(19)	—	—	(2,711)

Subtotal of adjustments to liquidation reserve	(107)	(263)	(2,081)	(3,786)
Increase (decrease) in fair value of the real estate assets	—	(275)	(4,393)	—
Increase (decrease) in fair value of non-real estate assets	—	—	—	(112)

Subtotal of adjustments to liquidation reserve and decrease in fair value of the real estate assets	(107)	(538)	(6,474)	(3,898)
Preferred dividend accrual	(625)	(625)	(625)	1,875 (1)
Value of operating partnership units redeemed in sale of golf courses	(333)	—	(888)	—

Total of Changes in Net Assets in Liquidation	(1,065)	(1,163)	(7,987)	(2,023)

Total Net Assets in Liquidation	$26,218	$25,055	$17,068	$15,045

(1)
Reversal of accrual for 2004 dividends pursuant to the AEW letter agreement. See note 15 "Subsequent Events" for further discussion.

	Quarter Ended
2003
	March 31	June 30	September 30	December 31
Net Assets in Liquidation, beginning of period	$48,903	$47,613	$29,633	$28,394

Changes in net assets in liquidation:
Operating (Loss) Income	(150)	(352)	(681)	(499)
Net interest income (expense)	(765)	(409)	31	30
Increase in reserve for estimated liquidation costs and capital expenditures	—	—	—	(17)

Subtotal of adjustments to liquidation reserve	(915)	(761)	(650)	(486)
Increase (decrease) in fair value of the real estate assets	88	(16,260)	—	—
Increase (decrease) in fair value of non-real estate assets	—	(497)	—	—

Subtotal of adjustments to liquidation reserve and decrease in fair value of the real estate assets	(827)	(17,518)	(650)	(486)
Preferred dividend accrual	(463)	(462)	(589)	(625)
Value of operating partnership units redeemed in sale of golf courses
Total of Changes in Net Assets in Liquidation	(1,290)	(17,980)	(1,239)	(1,111)

Total Net Assets in Liquidation	$47,613	$29,633	$28,394	$27,283

14.   Income Taxes

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

        During 2002, 2003 and 2004 our operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on our 2002, 2003 nor our 2004 operating revenues or our proceeds from 2002, 2003 and 2004 property sales. Additionally, based on our current projections and the availability of our net operating loss carryovers, we do not anticipate that we will incur any federal income tax liability throughout our liquidation period. Our actual results and tax liability could vary materially from our estimates. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions.

        Deferred income tax assets (liabilities) as of December 31, 2004 and 2003 are as follows:

	December 31, 2004	December 31, 2003
	(in thousands)
Differences in the carrying value of golf course assets	(970,000)	$13,434,000
Original issue discount on mortgage note receivable	—	2,258,000
Liquidation liability	2,197,000	2,529,000
Federal and state net operating loss carryforwards	23,789,000	19,917,000
Capital loss carryover	16,878,000	—
Contingent refurbishment	1,723,000	—
Other liabilities	382,000	—
Intangible assets	(2,035,000)	—
Other	417,000	338,000

Sub-total	42,381,000	38,476,000
Valuation Allowance	(42,381,000)	(38,476,000)

Total net deferred tax assets	$—	$—

        Included in deferred tax assets above are federal and state net operating losses of $65,974 and $54,253, respectively. These net operating losses expire at various dates through 2024.

        Also included in deferred tax assets above is a capital loss carryover of $45,071, which expires in 2009.

        The provision for federal and state income taxes for the years ended December 31, 2004 and 2003 is made up of the following components:

	2004	2003	2002
Deferred Income Tax Benefit
State	$596,000	$1,082,000	$(487,000)
Federal	3,309,000	6,317,000	4,045,000

Sub-total	3,905,000	7,399,000	3,558,000
Change in Valuation Allowance	(3,905,000)	(7,399,000)	(3,558,000)

Total	$—	$—	$—

        Utilization of the deferred tax asset of $42,381, calculated above, is dependent on future taxable profits. Based on our current estimates through the remainder of our liquidation period, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

        The effective income tax rate is different from the federal statutory rate for the years ended December 31, 2004, 2003 and 2002 for the following reasons:

	2004	2003	2002
Expected taxes at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal income tax rate	(3.6)%	(3.6)%	(3.6)%
Change in Valuation allowance	37.6%	37.6%	37.6%

Total	0.0%	0.0%	0.0%

15.   Subsequent Events

        On January 21, 2005, in furtherance of our timely liquidation, we engaged Houlihan Lokey as our financial advisor for an initial term of nine months to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. At the end of the initial term, if the Special Committee is actively considering a specific proposed transaction, or a specific proposed transaction is in the process of being consummated, then the initial term shall be automatically extended on a month-to-month basis until the earlier to occur of either the consummation of that transaction or termination or failure thereof. In the event of a sale with net proceeds to us of up to $38.0 million, Houlihan Lokey will receive a transaction fee of $1.0 million. If we receive net proceeds from $38 million up to $50 million, the transaction fee will be $1.0 million plus 3.0% of such incremental value. If we receive net proceeds in excess of $50.0 million, the transaction fee will be the sum of $1.0 million, plus 3.0% of the value between $38 million up to $50 million, plus 5.0% of the value over $50 million. We paid Houlihan Lokey $50,000 on January 21, 2005 which represents the first payment towards a $100,000 non-refundable initial fee. The second payment of $50,000 towards this fee was paid on March 7, 2005.

        On January 24, 2005, Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, filed in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff has filed a lawsuit asserting claims of breach of contract, fraudulent concealment, and fraudulent inducement against the defendants. The plaintiff has alleged that GTA has breached certain representations related to the storm water permit issued at the property and that GTA has failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club on September 25, 2004. On February 22, 2005, we filed a Motion to Dismiss the lawsuit. A hearing is scheduled for March 29, 2005. At this time, we are unable to assess the likely outcome of this litigation.

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property and the land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene is scheduled for April 4, 2005. If allowed to intervene, we will seek to obtain a ruling from the court which preserves and protects our property and the land use and development rights with respect to Parcel F in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

        On March 15, 2005, we took action to restore the case known as Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC. See note 6 "Legal Proceedings" for further discussion.

        On March 24, 2005, we executed a letter with the holder of our series A preferred stock, AEW Targeted Securities Fund, L.P., referred to in this report as AEW, in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. This letter agreement was executed in contemplation of an exit transaction of the type contemplated by the engagement letter with Houlihan Lokey. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that we will exercise that option prior to November 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Directors and Stockholders
Golf Trust of America, Inc.

        The audits referred to in our report dated March 24, 2005 relating to the consolidated financial statements of Golf Trust of America, Inc. and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the following Real Estate and Accumulated Depreciation financial statement schedule as of December 31, 2004. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

        In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Charlotte, North Carolina March 24, 2005	BDO Seidman, LLP

Schedule III
Golf Trust of America
Real Estate and Accumulated Depreciation
December 31, 2004
(in thousands)

					Cost Capitalized Subsequent to Acquisition
							Gross Amounts of Which Carried at End of period							Life on Which Depreciation in Latest Statement of Operation is Completed(2)
		Initial Cost
Property/Location	Encumbrances	Land	Building & Improve- ments	Other	Improve- ments	Other(1)(2)	Land	Building & Improve- ments	Other(1)(3)	Total	Accumulated Depreciation(2)	Date of Construction	Date Acquired
Tierra Del Sol Golf Course—Belen, NM	—	317	3,283		386		317	3,669		3,986	287	1982	5/29/1998	N/A
Wildewood Country Club and Country Club at Woodcreek Farm—Columbia, SC	—	1,392	9,135		444		1,392	9,579		10,971	1,839	1974	12/19/1997	N/A
Westin Innisbrook Golf Resort (the "Resort")—Palm Harbor, FL		1,968	26,882	20,170	508		1,968	27,390	20,170	49,528	—	1970-1987	7/15/2004	N/A
Improvement reclass to liquidation accrual					(368)				(368)	(368)
Asset write-downs	—					(4,164)	—		(4,164)	(4,164)

Total	$—	$3,677	$39,300	$20,170	$970	$(4,164)	$3,677	$40,638	$15,638	$59,953	$2,126

(1)
The balance of the Valuation Reserve, which was recorded to adjust golf course assets to estimated fair value, is approximately $4,164,000 at December 31, 2004.

(2)
Depreciation expense has not been recorded since the fourth quarter of 2000 because subsequently all assets were deemed to be assets held for sale.

(3)
The balance of intangible assets acquired in the acquisition of the Resort on July 15, 2004 is approximately $20,170,000 at December 31, 2004.

Balance at beginning of period	$16,826
Additions during period:
Acquistion of the Resort through settlement	49,020
Improvements, etc.	540
Other	—
Deductions during period:
Cost of real estate sold—net of valuation reserve	(6,123)
Asset write downs	(275)
Improvements included in Liquidation Accrual	(33)
Other	(2)

Balance at close of period	$59,953

SIGNATURES AND POWERS OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on March 30, 2005.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2005
/s/ SCOTT D. PETERS Scott D. Peters	Chief Financial Officer, Senior Vice President, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005
/s/ RAYMOND V. JONES Raymond V. Jones	Director	March 30, 2005
/s/ FRED W. REAMS Fred W. Reams	Director	March 30, 2005
/s/ EDWARD L. WAX Edward L. Wax	Director	March 30, 2005

EXHIBIT INDEX

        Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

        The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2004 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this annual report.

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

3.3.4
Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on February 9, 2004 (previously filed as Exhibit 3.3.4 to our company's Annual Report on Form 10-K, filed March 30, 2004 and incorporated herein by reference).
3.3.5
Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on January 5, 2005 and as currently in effect (previously filed as Exhibit 3.3.4 to our company's Current Report on Form 8-K, filed January 10, 2005 and incorporated herein by reference).
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
4.4	†
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
10.1.4	*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through March 24, 2005.

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
10.2.2
Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Golf Trust of America, L.P., as Borrower, Golf Trust of America, Inc., GTA GP, Inc. and GTA LP, Inc., as Guarantors, the Lenders referred to therein, and NationsBank N.A., as Agent (previously filed as Exhibit 10.2.2 to our company's Amended Annual Report on Form 10-K/A, filed April 1, 1999, and in corporated herein by reference).
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
10.5		Form of Participating Lease Agreement (previously filed as Exhibit 10.2 to our company's Registration Statement on Form S-11, filed January 15, 1997, and incorporated herein by reference).
10.6	+
1997 Non-Employee Directors' Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).
10.7	+
1997 Stock Incentive Plan (the "Original 1997 Plan") of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).
10.8	+
1997 Stock-Based Incentive Plan of Golf Trust of America, Inc. (the "New 1997 Plan") (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.9	+
Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.10	+
Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.11	+
General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).
10.12	+
Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).
10.13	+
1998 Stock-Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our company's definitive proxy statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.14	+
Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company's Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).
10.15	+
Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).
10.16.1	+
First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.16.2	+
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.16.3	+	Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II,, dated as of March 22, 2004 filed as an Exhibit hereto.
10.17.1	+
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.17.2	+
Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.17.3	+
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
10.26
Management Agreement dated July 15, 2004 by and between Westin Management Company South and GTA-IB, LLC (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).
10.27
Assignment, Consent, Subordination and Nondisturbance Agreement dated July 15, 2004 by and among GTA-IB, LLC, Golf Trust of America, L.P. and Westin Management Company South (previously filed as Exhibit 10.5 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).
10.28
Facility Management Agreement dated July 15, 2004 by and among Troon Golf L.L.C., Westin Management Company South and GTA-IB, LLC (previously filed as Exhibit 10.6 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).
10.29
Loan Agreement dated July 15, 2004 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. and related Notes A and B (previously filed as Exhibit 10.7 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.30
Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C. (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).
10.31
Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P. (previously filed as Exhibit 10.31 to our company's Quarterly Report on Form 10-Q, filed November 22, 2004, and incorporated herein by reference).
10.32
Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P. (previously filed as Exhibit 10.32 to our company's Quarterly Report on Form 10-Q, filed November 22, 2004, and incorporated herein by reference).
10.33	*+	Letter Agreement, dated as of March 30, 2005, amending the fourth amended and restated employment agreement of Scott Peters
10.34	*	Letter Agreement, dated March 24, 2005, between our company and AEW Targeted Securities Fund, L.P.
14.1
Code of Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on February 9, 2004 (previously filed as Exhibit 14.1 to our company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).
21.1	*	List of Subsidiaries of Golf Trust of America, Inc.
23.1	*	Consent of BDO Seidman, LLP
24.1	*	Powers of Attorney (included under the caption "Signatures")
31.1	*	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Scott D. Peters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company's definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+
Denotes a management contract or compensatory plan.

QuickLinks

GOLF TRUST OF AMERICA, INC. Annual Report on Form 10-K for the Year Ended December 31, 2004 TABLE OF CONTENTS
Cautionary Note Regarding Forward-Looking Statements
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
2004 Option Exercises and Year-End Holdings
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2004 AND 2003 (LIQUIDATION BASIS) (in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (LIQUIDATION BASIS) (in thousands)
GOLF TRUST OF AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES AND POWERS OF ATTORNEY
EXHIBIT INDEX