Form 10-Q
period 2005-03-31
GOLF TRUST OF AMERICA INC
filed 2005-05-13
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2005
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

        On May 6, 2005, there were 7,317,163 common shares outstanding of the registrant's only class of common stock. On May 6, 2005, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

        The Exhibit Index begins on page 48.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2005

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

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)
AS OF MARCH 31, 2005 (unaudited) AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(in thousands)
ASSETS
Real estate—held for sale	$57,973	$57,827
Cash and cash equivalents	4,863	3,919
Receivables—net	6,888	4,995
Other assets	4,195	4,421

Total assets	73,919	71,162

LIABILITIES
Debt	3,655	3,697
Accounts payable and other liabilities	11,197	10,521
Other obligations	11,174	11,117
Dividends payable	4,914	4,914
Reserve for estimated costs during the period of liquidation	8,038	5,868

Total liabilities	38,978	36,117
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	58,978	56,117

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$14,941	$15,045

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$15,045	$27,283

Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	3,147	(115)
Net interest income (expense)	(343)	27
Increase in reserve for estimated liquidation costs and capital expenditures	(2,804)	(19)

Subtotal of adjustments to liquidation reserve	—	(107)
Preferred dividend accrual	—	(625)
Value of common stock redeemed	(104)	(333)

Changes in net assets in liquidation	(104)	(1,065)

Net assets in liquidation, end of period	$14,941	$26,218

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	$(104)	$(1,065)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities:
Increase in liquidation reserve and decreases in fair value of real estate and non-real estate assets	2,805	19
Cancellation of common shares	104	333
Preferred dividend accrual	—	625
Non cash interest	236	—
Other changes in operating assets and liabilities	(1,079)	264
Decrease in liquidation liabilities	(617)	(554)

Net cash provided by (used in) operating activities	1,345	(378)

Cash flows from investing activities:
Resort and golf course improvements	(169)	(15)
Increase in notes receivable	—	(8)

Net cash provided by investing activities	(169)	(23)

Cash flows from financing activities:
Borrowings under revolving line of credit and proceeds from loan	—	1,090
Repayments on debt and capital lease obligations	(232)	—

Net cash provided by (used in) financing activities	(232)	1,090

Net increase in cash	944	689
Cash and cash equivalents, beginning of period	3,919	601

Cash and cash equivalents, end of period	$4,863	$1,290

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$141	$2
Non-cash transactions:
Cancellation of note receivable	$99	$547

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2005 and 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Plan of Liquidation and the Resort

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. The plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets. However, a fairness opinion, an appraisal or other satisfactory evidence may be obtained by our board of directors to determine that the proposed sale is in our best interest and the best interest of our stockholders. As of May 6, 2005, pursuant to the plan of liquidation, we had sold 40 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests.

        On July 15, 2004, we entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, our former borrower and Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort, or the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". As a result of the settlement, the financial results of GTA—IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements commencing July 16, 2004.

        We had previously entered into an agreement with the former borrower and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on Parcel F to avoid interference with the operations of the Resort.

        On January 21, 2005, in the interest of seeking to accelerate the finalization of our liquidation, we engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as our exclusive financial advisor to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, a merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. In this Quarterly Report, we refer to the type of transaction discussed in the prior two sentences as an exit transaction. In addition, our board of directors formed a Special Committee comprised of all three of our independent directors to consider certain matters relating to the liquidation and Houlihan Lokey's services in evaluating an exit transaction. Houlihan Lokey's work as our financial advisor in furtherance of accelerating the finalization of our liquidation is on-going. Our Special Committee has and expects to continue to receive regular status reports on progress from Houlihan Lokey. At this time, no binding agreements for the disposition of any of our assets or our Company have been executed by us as a result of Houlihan Lokey's work.

        On May 6, 2005, we entered into an agreement, or the Option Agreement, with AEW Targeted Securities Fund, L.P., or AEW, relating to 800,000 shares of the series A preferred stock held by AEW. The Option Agreement, among other things, grants us the option to purchase, on or before

November 30, 2005, all 800,000 shares of preferred stock (including the corresponding liquidation preferences) held by AEW for a price of approximately $24,914,000. The Option Agreement also provides that in the event that AEW exercises any redemption right on or before November 30, 2005, or in the event that we consummate a transaction that would give AEW a right to liquidation preference payments on or before November 30, 2005, the applicable aggregate redemption price or liquidation payment on the preferred stock shall be the approximately $24,914,000. Finally, the Option Agreement provides that AEW shall provide, at our request, its consent or approval to a merger, acquisition, recapitalization, asset sale or similar transaction proposed by us.

2.     Organization and Basis of Presentation

        We were incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, we sold our last property (3.5 golf courses) that was subject to a participating lease. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of May 6, 2005, we own three properties which represent seven golf courses. Two of these properties (3.0 golf courses) are owned and managed by us while the Resort is managed by Westin Management South, or Westin. The four golf courses at the Resort are currently managed by Troon Golf, LLC, or Troon, through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein we were the lender. Upon the execution of the Settlement Agreement with our former borrower on July 15, 2004, we obtained ownership of the Resort. We presently hold our three properties (7.0 golf courses) in fee simple. Four of our golf courses are located in Florida, two in South Carolina, and one in New Mexico. Title to our golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we", "us" or our "Company." The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through our wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, we hold a 99.6 percent interest in our operating partnership as of May 6, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of GTA GP, GTA LP, our operating partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

        As a result of our board of directors' adoption of our plan of liquidation and approval of that plan by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of March 31, 2005 relies on estimates of sales values based on indications of interest from the marketplace (except for the Resort for which we have received no firm offers to date), certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on our management's estimates as of March 31, 2005.

        On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, from March 31, 2005 to March 31, 2006.     In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to forgive approximately $461,000 that Mr. Peters owed to us pursuant to that Master Promissory Note. The change in net assets in liquidation of approximately $104,000 for the three months ended March 31, 2005 was due to the cancellation of this note receivable from Mr. Peters in favor of us. This note, carried at $99,000 at December 31, 2004, was cancelled in exchange for the assignment to us of 55,625 shares of our common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005 and cancelled as of that date.

        The net assets of $14,941,000 at March 31, 2005 would result in a liquidation distribution per share of approximately $2.06. This $2.06 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining three assets, including the Resort. These projections could change materially based on the timing of any sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $2.06 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. The number of shares expected to be cancelled total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share. The estimated liquidation per share at December 31, 2004 was also $2.06 due to the fact that the loan to officer of $99,000 was subtracted from the net assets in liquidation and the shares of common stock pledged under this note were subtracted from the total number of shares of common stock and common operating partnership units outstanding. Therefore, even though the net assets in liquidation decreased, the estimated liquidation distribution per share did not decrease because there was a corresponding decrease in the number of shares/units outstanding.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, we are required as an accounting matter to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized net proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. In addition we have contemplated the operating results of the Resort and our other three managed courses in our liquidation reserve and have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors, other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. We have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets pursuant to the executed letter agreement with AEW on

March 24, 2005 and the subsequent definitive agreement dated May 6, 2005 with AEW, or the Option Agreement. Should we not close on an exit transaction by November 30, 2005 as contemplated in the AEW letter agreement and the Option Agreement, an accrual of $625,000 per quarter would need to be recorded for preferred dividends from January 1, 2004 through the then contemplated date of the exit transaction absent AEW's agreement to extend the option exercise date in the letter agreement and the Option Agreement beyond the current expiration date of November 30, 2005. This would reduce the net assets available to stockholders in liquidation and, correspondingly, the estimated liquidation distribution per share. These projections could change materially based on the timing of any asset sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amounts projected. We expect that these accruals will be adjusted from time to time as projections and assumptions change.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

			Increases in the Liquidation Reserve
	December 31, 2004	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	March 31, 2005
Severance	$1,659,000	$—	$—	$—	$1,659,000
Professional fees	1,398,000	(429,000)			969,000
Financial advisor fees	1,050,000	(50,000)			1,000,000
Capital expenditures	10,000	(23,000)		24,000	11,000
Other	1,751,000	(132,000)	2,804,000	(24,000)	4,399,000

Total	$5,868,000	$(634,000)	$2,804,000	$—	$8,038,000

        Included in the accrued severance amounts above are performance milestone payments due but not yet paid to our executives pursuant to their amended and restated employment agreements. We expect that the performance milestone payments aggregating approximately $1,399,000, plus accrued interest, will be paid in due course; however, there are no remaining conditions to such payment. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments made.

        Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, our operating results of our company are summarized and reflected in the table below:

	For the three months ended March 31
	2005	2004
Revenues
Revenue from Resort and managed golf course operations	$16,427,000	$1,596,000

Expenses
General and administrative	280,000	390,000
Direct expenses from Resort and managed golf course operations	13,000,000	1,321,000

Total operating expenses	13,280,000	1,711,000

Operating income (loss)	3,147,000	(115,000)
Interest (expense) income—net	(343,000)	27,000

Operating income (loss) and interest	$2,804,000	$(88,000)

3.     Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three months ended March 31, 2005 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders' approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. Our management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

4.     Commitments and Contingencies

Other Litigation

  Land Use Lawsuit

        On March 10, 2005, in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 and the court approved the Motion to Intervene. On April 5, 2005, the Defendants filed a Motion to Dismiss and Motion to Strike certain counts of the Complaint. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On April 26, 2005, the Court granted the Defendent's Motion to Dismiss and Motion to Strike. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion.    On May 6, 2005 we filed a Motion to Dismiss the Luckey suit. That motion is scheduled to be heard by the court on May 31, 2005. The trial date has been scheduled for July 18, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to avoid any prejudice to those rights as they relate to Parcel F and the Resort in general.

  Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, on April 5, 2005, the Court of Appeals reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals has not yet acted on the motion for rehearing or the application for transfer. At this time, we are unable to assess the likely outcome of this litigation.

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

5.     Receivables—net

        Receivables—net consists of the following:

	March 31, 2005	December 31, 2004
Trade receivables	4,284,000	2,381,000
Note receivable taken in sale of asset	$2,323,000	$2,315,000
Loans to officers—net of allowance of $362,000 at December 31, 2004	—	99,000
Miscellaneous note receivable	281,000	281,000

Total	$6,888,000	$4,995,000

        The note receivable represents the $2.5 million note we received on January 30, 2003, from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note at any time prior to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower's payment of the balance of the note, subject to certain prepayment prohibitions).

        On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, from March 31, 2005 to March 31, 2006. In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to cancel approximately $461,000 that Mr. Peters owed to us pursuant to that Master Promissory Note. This loan was carried at $99,000 on December 31, 2004 after the allowance for doubtful account of $362,000.

6.     Debt

	March 31, 2005	December 31, 2004
Revolving line of credit	$2,100,000	$2,100,000
Note payable	730,000	718,000
Capital lease obligations	825,000	879,000

Total	$3,655,000	$3,697,000

Revolving Line of Credit

        On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. This loan is collateralized by a security interest in our golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years from March 18, 2004, and the interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The maximum borrowing amount permissible under the revolving credit line has been outstanding since July 2004.

Note Payable

        In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2 million loan to us in the form of two promissory notes, know as Promissory Note A and Promissory Note B, the latter of which was repaid pursuant to it terms in September 2004. Pursuant to our agreement with Elk Funding, these loans were to fund the Resort's current working capital needs. Promissory Note A is a non-recourse loan in the original principal amount of $700,000, which sum is collateralized by a security interest our portion of the net proceeds from the ultimate sale of Parcel F. Interest will accrue on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest under Promissory Note A will be due. There are no specific financial reporting covenants in Promissory Note A.

Capital Lease Obligations

        At March 31, 2005, we had capital lease agreements for certain golf course and related equipment. These lease agreements expire at various dates through 2008.

7.     Accounts payable and other liabilities

        Accounts payable and other liabilities consists of the following:

	March 31, 2005	December 31, 2004
Accounts payable	$4,024,000	$4,379,000
Accrued payroll	1,647,000	1,065,000
Accrued expenses	2,776,000	2,115,000
Deferred revenue and deposits	2,750,000	2,962,000

Total	$11,197,000	$10,521,000

8.     Investment in Resort and related obligations

        Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	March 31, 2005	December 31, 2004
Assets
Current assets	$8,843,000	$5,580,000
Real estate and Resort assets	49,673,000	49,528,000
Other assets	2,448,000	2,455,000

Total assets	60,964,000	57,563,000
Liabilities
Accounts payable and accrued expenses	8,638,000	8,258,000
Long term refurbishment	4,656,000	4,600,000
Capital lease obligations	562,000	612,000
Other long term liabilities	6,517,000	6,517,000

Total liabilities	20,373,000	19,987,000

Net investment in subsidiary	$40,591,000	$37,576,000

        Other obligations consists of the following:

Estimated fair value at:	March 31, 2005	December 31, 2004
Master Lease Refurbishment Obligation	$4,656,000	$4,600,000
Westin Termination Fee	5,718,000	5,717,000
Troon Supplemental Fee	800,000	800,000

	$11,174,000	$11,117,000

Master Lease Refurbishment Obligation

        In connection with our act of taking control of the Resort, effective July 16, 2004, we recorded a liability in recognition of the Master Lease Agreement, or MLA, refurbishment program which entitles condominium owners at the Resort who participate in the rental pool to 50% reimbursement of the refurbishment costs of their condominium unit, subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% per annum and paid quarterly. Principal payments began in the first quarter of 2005 and are expected to be paid quarterly through the fourth quarter of 2009. The estimated settlement value of this liability upon the expected sale of the Resort prior to December 1, 2005 is $4,656,000 as of March 31, 2005.

        Minimum principal payments on the refurbishment program are as follows:

April 1 to December 31, 2005	$545,000
2006	1,091,000
2007	1,455,000
2008	1,818,000
2009	2,182,000

Total	$7,091,000

Westin Termination Fee

        The new Management Agreement that we executed with Westin on July 15, 2004 provides that we shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of $5,900,000 upon termination of the Management Agreement. This amount is reduced by $365 per day for each day elapsed from July 15, 2004 until the termination date;, provided, however, that the termination fee shall not be reduced below $5,500,000. The estimated settlement value of this liability upon the expected sale of the Resort is $5,718,000 as of March 31, 2005.

Troon Supplemental Fee

        We also executed a new Facility Management Agreement with Troon effective July 15, 2004. That agreement provides that we shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000.

9.     Preferred Stock

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

        Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). Under our series A charter, because we have at least six quarters of accrued and unpaid series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to our board of directors beginning at our annual meeting on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our series A charter and the voting agreement.

        On February 22, 2001, we entered into a voting agreement with AEW, which continues to hold all of the shares of the series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required us to redeem all of the shares of series A preferred stock (for $25 per share, plus dividends accrued and unpaid thereon, through the date of the final redemption payment) promptly after we determine in good faith that we have received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the series A preferred shares without violating any legal or contractual obligations.

        Moreover, under our voting agreement with AEW, since we did not fully redeem the series A preferred stock by May 22, 2003, AEW or its transferee had the right to require us to redeem the series A preferred stock in full within 60 days thereafter, which right they exercised. We defaulted on that obligation, therefore, from July 21, 2003 until the series A preferred stock is redeemed, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although we are permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to holders of our common stock, which will reduce our cash available for liquidating distributions to holders of our common stock.

        On March 24, 2005, we executed a letter with the holder of our series A preferred stock, AEW, in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred stock as of our exercise of the option. This letter agreement was executed in contemplation of an exit transaction. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that we will exercise that option prior to November 30, 2005. See further discussion in Note 10 below.

10.   Subsequent Events

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General. The agreement provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood from certain claims and liability relating to these automatic fees. Although we were not a party to the agreement, our results of operations could be affected as a result of the reduction or elimination of these automatic fees charged at the Resort. The Resort Manager, Westin, is currently evaluating the potential impact, if any, on the Resort's future operating results.

        In furtherance of the aforementioned March 24, 2005 letter, on May 6, 2005 we entered into the Option Agreement with AEW, relating to its 800,000 shares of series A preferred stock. The Option Agreement, among other things, grants us the option to purchase, on or before November 30, 2005, all 800,000 shares of preferred stock (including the corresponding liquidation preferences) held by AEW for a price of approximately $24,914,000. The Option Agreement also provides that in the event that AEW exercises any redemption right on or before November 30, 2005, or in the event that we consummate a transaction that would give AEW a right to liquidation preference payments arises on or before November 30, 2005, the applicable aggregate redemption price or liquidation payment on the preferred stock shall be the approximately $24,914,000. Finally, the Option Agreement provides that AEW shall provide, at our request, its consent or approval to a merger, acquisition, recapitalization, asset sale or similar transaction proposed by us.

        On May 10, 2005, we executed a nonbinding confirmation-of-interest letter from Textron Financial Corporation, or Textron, to amend our existing revolving loan with Textron. The proposed amendment to our loan would continue to be collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, which are collectively referred to as Stonehenge. Pursuant to this proposal, the maximum permissible outstanding loan amount would be expanded from the current maximum amount of $2,100,000 to up to $4,200,000. The additional loan proceeds would be advanced quarterly, subject to certain conditions. The term of the loan would be extended from the current term of two years (starting from March 18, 2004) to five years (starting from March 18, 2004). The primary reason for the proposed extension of the term would be to allow a buyer of Stonehenge to assume this loan subject to the loan assumption provisions in the proposed amendment. The interest rate would continue to be the prime rate plus 1.75% per annum, paid monthly. We would be required to pay a one-time commitment fee to Textron of 2% of the new funds approved (up to a maximum fee of $42,000) to obtain the increase in this credit line and we would pay to Textron a fee of 0.25% per annum of the unused line balance. The funds drawn under this credit line woould be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2005 and 2004

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We sold our last property (3.5 golf courses) that was subject to a participating lease on January 30, 2003. We own and operate golf courses, subject to our efforts to sell the same pursuant to the plan of liquidation. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of May 6, 2005, we own three properties, held by us in fee simple, which represent seven golf courses. Three of the seven golf courses are managed by us and four (namely, the Resort golf courses) are pursuant to a management contract with an unaffiliated third-party, Westin. Four of our golf courses are located in Florida, two in South Carolina and one in New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we," "us" or our "Company." Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held a 99.5 percent interest in our operating partnership as of May 6, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.3 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis as of May 6, 2005.

Significant Events since the filing of our Annual Report on Form 10-K on March 30, 2005

        Significant events occurring since March 30, 2005 (the filing date of our annual report on Form 10-K) include:

  •
  On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General. See a further discussion of this document in Item 1, note 10 above to our condensed consolidated financial statements herein.

  •
  On May 6, 2005, we entered into an Option Agreement with AEW relating to 800,000 shares of the series A preferred stock held by AEW. See a further discussion of this Option Agreement in Item 1, note 10 above to our condensed consolidated financial statements herein.

  •
  On May 10, 2005, we executed a confirmation-of-interest letter from Textron, to amend the financing of our Stonehenge golf courses to expand the existing revolver loan of $2,100,000 to $4,200,000. See the description of the terms of this proposed loan amendment in Item 1, note 10 above to our condensed consolidated financial statements herein..

Assets held for sale

        The following chart identifies each of our unsold properties as of May 6, 2005:

Property	Location	18-Hole Equivalent
The Resort	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

Total		7.0

        As of May 6, 2005, we have not entered into any executed binding agreements with prospective purchasers of the foregoing assets.

The Resort

  Status of the Sale of the Resort

        Houlihan Lokey's work as our financial advisor in furtherance of accelerating the finalization of our liquidation is on-going. Our Special Committee has and expects to continue to receive regular status reports on progress from Houlihan Lokey. At this time no binding agreements for the disposition of any of our assets or our Company have been executed by us as a result of Houlihan Lokey's work.    As contemplated in our January 2005 engagement of Houlihan Lokey, our board of directors may decide to sell our interest in the Resort as part of an exit transaction prior to the end of the previously anticipated holding period (i.e., prior to December 31, 2005) in response to an offer our Board deems is reasonable if, after consideration of the facts and circumstances at that time, our board of directors determines that the sale or other exit transaction would be in the best interest of our stockholders. See discussion of the risks we face related to the sale of the Resort below under the caption Risk Factors.

  Rental Pool

        In connection with the Settlement Agreement, we assumed control and operation of the Resort Rental Pool Lease Operation at the Resort. Approximately half of the condominium owners at the Resort provide their units as resort accommodations under rental pool lease agreements. We are the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners. Accordingly, we do not bear the expense of certain operating and financing costs of the rental units. However, we do bear the expense of all other operating aspects of the Resort.

        The condominium owners at the Resort have established an Association of Condominium Owners, or the Association, to administer and maintain certain of the common areas of the Resort and to conduct the business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the Association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) expended in the refurbishment of the condominium units by the condominium owners. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005 as reflected in the table below. The reimbursement attributable to each unit is contingent on the unit remaining in the rental pool from the time of the refurbishment of such unit throughout the reimbursement period (2005 to 2009). If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. As of September 2003, the refurbishment of all 617 rental pool units was completed.

        Minimum principal payments on the refurbishment program determined pursuant to the terms and conditions of the rental pool lease agreement are as follows:

Year	Principal	Interest
April 1 through December 31, 2005	$545,000	$345,000
2006	1,091,000	300,000
2007	1,455,000	236,000
2008	1,818,000	155,000
2009	2,182,000	55,000

Total	$7,091,000	$1,091,000

  Class Action Lawsuit of the Condominium Owners

        Approximately fifty condominium owners initiated legal action against our former borrower and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement. At the present time, we are not a party to the lawsuit, nor are any of our affiliates. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. It is also our understanding that the plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort.

Application of Critical Accounting Policies

        Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc. excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this quarterly report on From 10-Q. The results of operations for the Resort are discussed separately below under the caption "Resort results of operations for the three months ended March 31, 2005 and 2004." Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies "in our form 10-K for the year ended December 31, 2004 filed on March 30, 2005 for a complete description of our critical accounting policies.

  Reserve for Estimated Costs During the Period of Liquidation

        The change in our reserve for estimated liquidation costs for the three months ended March 31, 2005 is summarized in Item 1, note 2 above to our condensed consolidated financial statements herein.

Changes in Net Assets in Liquidation

  January 1, 2005 to March 31, 2005

        On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, from March 31, 2005 to March 31, 2006.    In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to forgive approximately $461,000 that Mr. Peters owed to us pursuant to that Master Promissory Note.

        The change in net assets in liquidation of approximately $104,000 for the three months ended March 31, 2005 was due to the cancellation of the note receivable from our chief financial officer in favor of us as discussed above. This note, carried at $99,000 at December 31, 2004, was cancelled in exchange for the assignment to us by Mr. Peters of 55,625 shares of our common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005 and cancelled as of that date.

        The net assets of $14,941,000 at March 31, 2005 results in an estimated liquidation distribution per share of approximately $2.06. This $2.06 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining three assets, including the Resort. These projections could change materially based on the timing and amount of any sale, the performance of the underlying assets, and any change in the underlying assumptions of the cash flow amounts projected. The $2.06 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. The number of shares expected to be cancelled total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share. The estimated liquidation per share at December 31, 2004 was also $2.06 due to the fact that the loans to officers of $99,000 was subtracted from the net assets in liquidation and the shares of common stock pledged under this note were subtracted from the total number of shares of common stock and common operating partnership units outstanding. Therefore, even though the net assets in liquidation decreased the estimated liquidation distribution per share did not decrease because there was a corresponding decrease in the number of shares/units outstanding.

        Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below. The predecessor owner's financial results for the Resort for the three months ended March 31, 2004 are not in this table as it reflects the results of our consolidated company during the periods presented.

	For the three months ended March 31
	2005	2004
	(in thousands)
Revenues
Revenue from Resort and managed golf course operations	$16,427	$1,596

Expenses
General and administrative	280	390
Direct expenses from Resort and managed golf course operations	13,000	1,321

Total operating expenses	13,280	1,711

Operating (loss) income	3,147	(115)
Interest (expense) income—net	(343)	27

Operating (loss) income	$2,804	$(88)

Resort results of operations for the three months ended March 31, 2005 and 2004 (in thousands except for utilization statistics and percentages)

        The financial results of the predecessor owner are included for the periods prior to July 16, 2004 below for comparative purposes.

        Because the Resort is a destination golf resort, we believe it appeals to a different market than that of a stand-alone hotel in a downtown metropolitan area. The Resort is designed to provide recreation, food and beverage on-site for the business meeting or group traveler, transient guests who play golf and golf package purchasers, as well as guests who bring their whole families. This profile makes the Resort's performance somewhat sensitive to weather conditions and seasonality. In particular, the first quarter of 2005 has proven to be successful compared to the first quarter of 2004 as a result of improved sales and marketing efforts directed towards improving group and transient business, in addition to increasing the golf package and membership sales at the Resort.

        Utilization of the Resort facilities by facility type, results of operations and selected rental pool statistical data during the quarters ended March 31, 2005 and 2004 are as follows. These numbers have not been adjusted for the liquidation basis of accounting.

	2005	2004 Predecessor Basis	Increase (decrease)	Percentage Change
	(going concern basis)
Utilization of Resort facilities:
Available room nights	52,158	52,556	(398)	(0.7)%

Actual room nights
Group	21,129	15,145	5,984	39.5%
Transient	12,368	8,558	3,810	44.5%

Total room nights	33,497	23,703	9,794	41.3%

Food and beverage covers	143,017	117,563	25,454	21.7%

Golf rounds
Resort guests	25,373	22,042	3,331	15.1%
Member/guests	11,582	11,979	(397)	(3.3)%

Total golf rounds	36,955	34,021	2,934	8.6%

Results of operations:
Revenues
Hotel	$5,281	$3,750	$1,531	40.8%
Food and beverage	4,244	3,458	786	22.7%
Golf	4,666	3,971	695	17.5%
Other	1,290	1,262	28	2.2%

Total revenues	15,481	12,441	3,040	24.4%

Expenses
Hotel	3,885	2,785	3,885	39.5%
Food and beverage	2,610	2,317	293	12.6%
Golf	1,839	1,873	(34)	(1.8)%
Other	2,522	2,347	175	7.5%
General and administrative	1,603	1,327	276	20.8%
Depreciation and amortization	798	792	6	0.8%

Total expenses	13,257	11,441	1,816	15.9%

Operating income	2,224	1,000	1,224	122.4%
Interest expense, net	439	2,384	(1,945)	(81.6)%

Net income (loss)	$1,785	$(1,384)	$3,169	228.9%

Selected rental pool statistical data:
Average daily distribution	$36.40	$25.47	$10.93	42.9%
Average room rate	$155.16	$155.64	$(.48)	(0.3)%
Occupancy percentage	64.2%	45.1%	19.1%	42.4%
Average number of available units	580	578	2.3%

        During the first quarter of 2005, occupied room nights at the Resort were up by 9,794 rooms, or 41.3%, when compared to the occupied room nights for the first quarter of 2004. The increase in occupied room nights was primarily due to the increase in group room nights of 5,984, or 39.5%, for the three-month period ended March 31, 2005. The increase in group room nights was complemented by an increase of 3,810, or 44.5%, in transient room nights for the three month period ended

March 31, 2005 compared to the same period in the prior year. The transient segment is typically defined by room nights booked that are not correlated to a related meeting or convention such as golf package rooms and internet bookings, among others. The booking window for transient business can be as narrow as 24 hours or less from the date of stay. Groups typically book no less than 120 days in advance and the larger groups book 16 to 18 months in advance. Therefore, we expect that the growth of group room nights may be correlated to the positive marketing and publicity related to our acquisition of the Resort in July of 2004. In addition to improved marketing and public perceptions of our new ownership of the Resort, the Resort installed high speed internet access in all of the rooms in October 2004, providing an additional marketing element for the Resort. Generally, we believe the depressed economic conditions of the past two years have influenced corporate meeting planners to reduce the travel and recreation costs in their budgets, making the Resort less competitive for business groups than a location in a city which offers direct flights without the opportunity for group recreation. However, with the economic recovery, corporate travel managers have increased travel budgets, and domestic and international business and leisure travel has rebounded. Current booking patterns for 2005 are suggesting that this group business may be returning to the Resort, as booked group room nights through September 30, 2005 are 18% higher, or approximately 6,500 more room nights, than they were at the same time last year (through September 30, 2004).

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue for the Resort for the three months ended March 31, 2005 and 2004. The most significant increase in revenues at the Resort was in the rooms department with an overall increase of approximately $1,531, or 40.8%, for the three months ended March 31, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Overall, food and beverage revenue increased by approximately $786, or 22.7%, for the three months ended March 31, 2005 as compared to the same period in 2004. As compared to the prior year, covers served (meals) increased by approximately 25,500, or 21.7%, over the same three month period in 2004. This aggregate increase was primarily driven by the Resort's on-site restaurants, with an increase of approximately 12,800 covers, while banquets, catering and room service were up approximately 12,700 covers. Golf revenue increased approximately $695, or 17.5%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The primary reason for this increase was the utilization of the specific golf marketing fund to promote golf throughout the eastern United States. Golf rounds and revenues were higher than the same period in the prior year by approximately 2,900 rounds. The number of rounds played in the three months ended March 31, 2005 was 36,955, compared to 31,021 in the same period of 2004. Golf revenue does not necessarily fluctuate with occupied room nights due to golf revenue from member dues and fees and day golf groups. Other revenue increased approximately $28 primarily due to minor fees associated with large group functions.

        In the departments where it is possible, we seek to manage expenses to correlate with room night and golf round demand, including the day-to-day golf shop operating costs of the four 18-hole golf courses. Operating expenses, before depreciation and amortization, increased by approximately $1,810 for the comparative three month period ended March 31, 2005. Excluding golf, the aggregate increase of approximately $1,844, or 21.0%, is reflective of the increased revenue, excluding golf, of approximately 27% during the three month comparative period. Additional costs are incurred to maintain the rooms and provide food and beverage to the customer. As the golf course maintenance costs remain relatively fixed, these costs actually decreased by approximately $34 due to improved efficiencies. Overall expenses did not increase proportionately to revenue because the Resort must carry a minimum support staff at all times. Improvements in revenue will generally produce improvements in profit so long as additional resources are not needed to support the expectations of the customer.

        Depreciation and amortization expense for the three months ended March 31, 2005 and 2004 was approximately $798 and $792, respectively. The increase in this expense is related to the change in the carrying value of the assets when we took title to the Resort at the close of business on July 15, 2004, and to the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets subsequent to July 15, 2004.

        Interest expense, net of interest income, which approximated $439 and $2,384 for the three months ended March 31, 2005 and 2004, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is non-interest bearing subsequent to July 15, 2004.

        The net operating income for the three months ended March 31, 2005 was approximately $1,785, compared to a net operating loss for the three months ended March 31, 2004 of approximately $1,384.

        Capital expenditure reserves of approximately $510 were set-aside during the three months ended March 31, 2005. During the three months ended March 31, 2005, approximately $319 of the capital reserve funds were disbursed as follows (i) $173 in lease payments on existing equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases, (ii) $66 to replace carpet in the Edinburgh conference center, (iii) $15 to replace aging fuel tanks, (iv) $17 in repairs to the roof of the Highlands clubhouse and (v) $48 in repairs to the driving range tents, nature walks, electrical systems and tennis center air conditioning.

        The preceding information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as "believe," "expect," "hope" or "may" or other similar words. Although we believe that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements.

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

Liquidity and Capital Resources

        With respect to our operations exclusive of the Resort's cash position discussed below, our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $22,000 per month) and a distribution of net operating income from the two golf properties that we own and manage. As a result, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The term of the loan is for two years from March 18, 2004 and the interest rate is the prime rate plus 1.75% paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The maximum permissible amount has been drawn and has been outstanding on the revolving line of credit since July 2004. On May 10, 2005, we executed a confirmation-of-interest letter from Textron to amend the financing of our Stonehenge golf courses to expand the existing revolver loan of $2,100,000 to $4,200,000. See the description of the terms of this proposed loan amendment in Item 1, note 10 above to our condensed consolidated financial statements herein.

        The Resort's working capital position is a deficit of approximately $614,000 as of March 31, 2005. The Resort continues to experience seasonal fluctuations in its net working capital position because the golf industry in Florida is seasonal in nature. Seasonality impacts our liquidity in that there is generally more available cash during the winter months, specifically in the first quarter, while cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004, may reduce revenues for the Resort in late summer-early fall by negatively impacting reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort's only source of cash is from its profitable operations, if any. While the financial performance of the Resort is showing signs of recovery to date in 2005 as discussed in further detail below under the caption "Resort results of operations for the three months ended March 31, 2005 and 2004," it does not appear from the projections provided by Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. We continue to work diligently with the Resort manager, Westin, to identify opportunities to improve the cash flow situation at the Resort. Further, we are currently seeking a buyer for the Resort. In the event that the Resort is not sold by August 2005, it may become necessary for the Resort to seek further capital from us, seek to secure an accounts receivable revolving credit line or seek some other form of re-capitalization to insure the ongoing viability of the Resort. In the event that we must advance additional capital to fund operations at the Resort, we may be required to seek to raise further capital in order to meet our obligations when they become due. There is no assurance that we will be able to do so, or that any funding that we receive will not contain restrictive covenants or other onerous terms.

        We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort. The amount outstanding under this note at March 31, 2005 was approximately $2,323,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. This note matured on January 30, 2005 at which time the borrower exercised its option for a one year extension on the maturity of the note. Effective as of the date of this extension, the interest rate increased to prime plus 5% until January 30, 2006. As a result of the extension of the term of this note, the maturity date is now January 30, 2006.

        In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him prior to our realizing net cash proceeds from asset sales sufficient to do so. As of March 31, 2005, we owed our two most senior executive officers a total of approximately $1,657,000 in milestone payments and accrued interest on such milestone payments and we also owed a substantial sum in legal fees. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to those parties. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive offers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations.

        See discussion of our obligations to the holder of our preferred stock in Item 1, note 9 and 10 above to our condensed consolidated financial statements herein and also below under the caption "Risk Factors".

  Cash flows for the three months ended March 31, 2005 and 2004

        Cash flow provided by operating activities for the three months ended March 31, 2005 was $1,345,000 compared to cash flow used in operating activities for the three months ended March 31, 2004 of $378,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The increase in the cash flow used in operating activities for the three months ended March 31, 2005 compared to the same period in the prior year was due to the contribution of the net income from the financial performance of the Resort. The Resort's peak season is the first quarter of each year, however, we did not have title to the Resort during this period in 2004. Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001, and subsequently adjusted based on payments and updated estimates of future liabilities.

        We invested approximately $146,000 in capital expenditures at the Resort and $23,000 at the other golf courses that we owned and managed during the three months ended March 31, 2005 compared to $15,000 for the three months ended March 31, 2004. Additionally, during the three months ended March 31, 2004, notes receivable increased $8,000.

        During the three months ended March 31, 2005, we did not incur any additional debt; however, during the three months ended March 31, 2004 we drew $1,090,000 under our revolving line of credit. During the three months ended March 31, 2005, the Resort paid approximately $232,000 under its capital lease obligations. We did not make any payments against our capital lease obligations during the same period in 2004 primarily due to the fact that we did not have title to the Resort during the three months ended March 31, 2004.

Tax Consideration

        We do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002, 2003 and 2004 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

        As of March 31, 2005, we have no unconsolidated subsidiaries.

        We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referred to as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities (except potentially in connection with the Resort as discussed previously). Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

		Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$1,917	$1,657	$260	$—	$—
Series A Preferred Stock and accrued dividends(2)	24,914	24,914	—	—	—
Elk Funding Loan	764	764	—	—	—
Textron revolving line of credit	2,258	2,258	—	—	—
Liquor license note payable (applies to a certain managed golf course)(1)	152	10	142	—	—
Operating lease agreements at the managed golf courses	596	222	343	31	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	8	3	5	—	—
Lease agreements for GTA corporate office	59	53	6	—	—

Subtotal of our obligations excluding those of the Resort	30,668	29,881	756	31	—

Master lease agreement (with the condominium owners)	8,364	1,073	3,082	4,209	—
Management agreements	22,450	1,900	5,700	3,283	11,567
Westin termination and Troon supplemental fees	6,300				6,300
Operating and capital leases(2)	2,014	575	1,439
Significant open purchase orders(3)	158	158
Service agreements and other	1,628	1,144	433	51

Subtotal of the Resort's obligations	40,914	4,850	10,654	7,543	17,867

Total of our consolidated obligations	$71,582	$34,731	$11,410	$7,574	$17,867

(1)
Included in accrued expenses on the statement of net assets in liquidation.

(2)
The series A preferred stock and accrued dividends of approximately $24,914,000 are reflected in the "Less than 1 year" column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption "Series A Preferred Stock."

(3)
reflects open purchase orders which individually exceed $25,000

        Interest is reflected, as applicable, in the commitments and obligations listed above.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments" in our Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 for a description of the our contractual obligations.

Commitments

        Series A Preferred Stock.    See discussion of our obligations to our holder of the series A preferred stock in Item 1, note 9 and 10 above to our condensed consolidated financial statements herein and also below under the caption "Risk Factors".

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow is golf course dispositions and, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as the salary of our chief executive officer) automatically adjust for inflation, some of our rights are similarly indexed. Our room rates at the Resort and our golf course fees at the Resort and at the other properties that we own and manage are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

Seasonality

        The golf industry is seasonal in nature. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004, may reduce revenues for the Resort in late summer-early fall by negatively impacting reservations in comparable periods. In October 2003, the Resort hosted, and is expected to host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues increase in the fourth quarter, however, they are generally the greatest during the first quarter with guests coming from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand. Since we manage our golf courses directly (except for the Resort), we are experiencing some seasonal variability in our operating results. The impact of seasonality is expected to be more evident in our operating results since we have assumed ownership of the Resort and are consolidating the Resort's operating results subsequent to July 15, 2004.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        While we have recorded the value of the Resort and our remaining golf courses at our best estimates of fair value as of May 6, 2005, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses. As a result, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be less than our earlier projections. At a future time, it may be possible to reliably project the amount of total liquidating distributions if the quality and reliability of information necessary to make reliable estimates of cash flow and, correspondingly, value, become more reliable. At this time, we can provide no assurances that the quality and reliability of such necessary information will develop to the necessary degree.

Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to holders of our common stock.

        After we took possession of the Resort on July 16, 2004 pursuant to our Settlement Agreement with Westin and our former borrower, we were required to allocate the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort. As part of this allocation process, we engaged the same third-party experts that prepared the asset study that we commissioned in July 2003 to update this study. This study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, and non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at the date that we took title to the Resort, for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the Resort asset under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the then participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. This estimated fair value is lower than the $60 million valuation recorded in periods prior to September 30, 2003 and is subject to certain assumptions discussed elsewhere in this report. As of March 31, 2005, we have recorded no additional write-downs to our estimated fair market value of the Resort of $39.24 million. We have identified our valuation of the Resort asset as a critical accounting estimate, and it is discussed under the caption "Application of Critical Accounting Policies."

        While we have obtained additional information regarding the valuation of the Resort as a result of the valuation study by our independent financial advisor, the valuation of the Resort is still subject to uncertainty. We do not believe we are able at this time to project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidating period because we have not been able to obtain sufficiently stable financial data from Westin, our manager, with respect to the Resort's performance to establish a reliable valuation of the Resort. The factors giving rise to this uncertainty include, without limitation, the following:

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

  •
  the financial performance at the Resort has only recently begun to realize any discernable positive impact from the economic rebound that we believe has begun and the modest downward trend experienced in the recent past, we believe, has begun to reverse itself;

  •
  despite our execution of a new management agreement with Westin at the Resort providing for increased control by us over accounting and marketing and improved provisions governing Westin's reporting to us, we do not directly manage the Resort;

  •
  our Settlement Agreement with Westin and our former borrower may prove less successful than anticipated, and the performance of the parties to the Settlement Agreement may fall short of our expectations;

  •
  the litigation between the homeowners association at the Resort and our former borrower who transferred title to the Resort to us continues to cloud the future of the Resort from a valuation perspective, and could potentially involve or affect us in an adverse way;

  •
  historical uncertainty surrounding the future of the Resort may create uncertainty for corporate meeting planners contracting for large corporate groups, and any such uncertainty may be used as a competitive advantage by our competitors when marketing their hotels against the Resort;

  •
  we have not received any binding offers from third parties desiring to acquire the Resort which we believe at this time are of the type to allow us to reliably establish a value for the Resort; and

  •
  continued threats of terrorism and the impact thereof on the travel and lodging industry.

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

        We do not rule out the possibility that we might sell our interest in the Resort (either directly or by way of another exit transaction) prior to the December 31, 2005 end of the anticipated holding period in response to any reasonable offer, even if the offered amount is less than our estimated fair value of the Resort on our books at that time, if, after consideration of the facts and circumstances at that time, our board determines that the sale or other exit transaction would be in the best interest of our stockholders. It is also possible that our board might decide to extend the currently contemplated holding period of this asset past 2005 if it determines that such an extension may allow us to realize a better recovery on the asset or otherwise be in the best interest of our stockholders. In any case, we face the risk that our efforts to preserve the value of the Resort might be unsuccessful and we might ultimately sell our interest in the Resort for less than our last estimate of its fair value. Accordingly, our assessment of the Resort's fair value may change at some future date, perhaps in a material adverse manner, based on facts and circumstances at that time, and the Resort's value may again be written-down.

We have entered into an Option Agreement with the holder of our series A preferred stock which contemplates that the holder wil permit us to repurchase all of the holder's series A preferred stock for less than the current liquidation preferences afforded to those shares. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation of the option agreement.

        On March 24, 2005, we executed a letter and on May 6, 2005we executed an Option Agreement with the holder of our series A preferred stock, AEW, in which AEW agreed that we shall have an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our view that we will exercise that option prior to November 30, 2005.

We took ownership of the Resort on July 16, 2004 pursuant to a global Settlement Agreement providing for the assumption of certain existing or modified financial obligations of our former borrower. We are now responsible for any negative cash flow of the Resort. If the amount of assumed liabilities and expenditures with respect to the Resort exceed our expectations, our liquidating distributions to common stockholders could be reduced.

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

        Although we obtained ownership of the Resort following the end of the second quarter of 2004, we still face the difficult task of seeking to revitalize its revenues. As a result of these challenges, our recovery with respect to this asset might be significantly delayed, and the net proceeds that we ultimately receive upon a sale of the Resort might be less than our current estimate of the Resort's fair value. In such an event, our liquidating distributions to holders of our common stock would be reduced. Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success under the Settlement Agreement or the future success of the Resort.

Stockholder litigation related to the plan of liquidation could result in substantial costs and distract our management.

        Extraordinary corporate actions, such as our plan of liquidation, often lead to securities class action lawsuits and derivative litigation being filed against companies such as ours. We became involved in this type of litigation in connection with our plan of liquidation (and the transactions associated with it) in a legal action we refer to as the Crossley litigation. During the second quarter of 2003, the Crossley claim was dismissed with prejudice on our motion for summary judgment. Accordingly, the lawsuit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could appeal the dismissal. We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff. Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us. Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management's attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such litigation, we might be liable for damages. It is not possible to predict the amount of such potential damages, if any, but they might be significant. Any damage liability would reduce our cash available for distribution and the ultimate amount of our liquidating distributions to holders of our common stock.

If we are unable to retain at least one of our key executives and sufficient staff members to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.

        Our ability to complete any golf course sales which may become subject to pending contracts (of which we do not have any as of the date of this filing), or letters of intent (of which we have some as of the date of this filing), and to locate buyers for our other interests in golf courses and negotiate and complete any such sales depend to a large extent upon the experience and abilities of our two most senior executives, W. Bradley Blair, II, our chief executive officer and president, and Scott D. Peters, our senior vice president and chief financial officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. Mr. Blair and Mr. Peters are currently serving us on a reduced schedule basis. We believe our liquidation has progressed to the point that the resignation of one, but not both, of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

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

        In addition to the four golf courses at the Resort, we have two other properties (or three eighteen-hole equivalent golf courses), none of which are currently subject to sale agreements. In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining golf courses at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining golf courses may exceed the prices we eventually receive. Our independent financial advisor's March 18, 2003 analysis (upon which our 2003 Updated Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion. Assumptions underlying our 2003 Updated Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we may receive. In particular, based in part on the then updated asset study of the Resort's value from our independent financial advisor we recorded $5.0 million write-down in the value of the Resort as of September 30, 2004. Further, in order to find buyers in a reasonably expeditious manner, we might be required to lower our asking price for the Resort and our other remaining courses below our estimate of their fair value. If we are not able to find buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

        At the present time, we do not believe we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period. Accordingly, you should not rely on the valuations or ranges earlier provided as representative of our current views on the subject.

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

        We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are fourteen quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board's decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock. The Option Agreement executed between us and AEW on May 6, 2005 does not impact AEW's right under the voting agreement as described above to appoint two new directors to our board should they desire to do so.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

        At some point during our liquidation, as expressly permitted by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust and our corporate existence would terminate. The SEC has historically allowed liquidating trusts to stop filing quarterly reports on Form 10-Q and to file unaudited annual financial statements on Form 10-K. Accordingly, if the SEC were to grant similar relief to any successor liquidating trust we may form, we might realize substantial legal and auditing cost savings over the remainder of our liquidation, as well as general and administrative cost savings such as corporate governance costs, certain insurance costs, and printing and reporting costs of a publicly traded company, among others. However, the plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full or until such time as it consents to such a contribution.

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

        In the event that we are unable to sell the Resort and our other remaining golf courses as planned, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of May 6, 2005, we owed our two most senior executive officers a total of approximately $1,654,000 in milestone payments and accrued interest on such milestone payments and we also owed a substantial sum in legal fees.

        Further, given that the Resort's only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to establish self-sufficiency in the near term, we may be required to seek to provide additional capital to the Resort.

        In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors. If we cannot meet our obligations to our creditors, we could ultimately become subject to bankruptcy proceedings.

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

        The Sarbanes-Oxley Act and related laws, rules and regulations create legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could negatively affect the amount of cash available for liquidating distributions.

Risks Relating to the Resort

The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the rental pool participants

        Pursuant to the former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. This group of condominiums is known as the "rental pool". In addition to the current rental pool agreement, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period of 2005 through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

        Accordingly, maintaining condominium owner participation in the rental pool is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit rental pool, when we took ownership of the Resort pursuant to the Settlement

Agreement. We also assumed the borrower's obligation for refurbishment expenses paid by the condominium owners pursuant to the Settlement Agreement.

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

        We expect that bookings at the Resort in 2005 may be adversely affected as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the Resort. Any reduction in revenues for the Resort resulting from lower bookings may reduce the liquidating distributions available to the holders of our common stock.

Class action litigation involving the former borrower could adversely affect the Resort.

        Approximately fifty condominium owners initiated legal action against the former borrower regarding various aspects of the prior rental pool arrangement (see Part II, Item 1 "Legal Proceedings" for further discussion). We are not a party to the lawsuit, nor are our affiliates. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. It is also our understanding that the plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort.

        While we are not a party to the class action lawsuit at the present time, we believe that the litigation between the former borrower and approximately fifty of the condominium owners at the Resort continues to cloud the future of the Resort and could possibly adversely affect its future performance.

An unfavorable result in the Land Use Lawsuit could impair the value of Parcel F and the Resort, thereby reducing the liquidating distributions to holders of our common stock

        On March 10, 2005 we filed a Motion to Intervene in the Land Use Lawsuit. The plaintiffs in the Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land, which is known as Parcel F, located within the Resort. We filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect our property, and the land use and development rights with respect to Parcel F and our property. The court subsequently approved the Motion to Intervene. On April 5, 2005, the defendants filed a Motion to Dismiss and Motion to Strike certain counts of the Complaint. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On April 26, 2005, the Court granted the Defendant's Motion to Dismiss and Motion to Strike. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion. On May 6, 2005 we filed a Motion to Dismiss the Luckey suit. That motion is scheduled to be heard by the court on May 31, 2005. The trial date has been scheduled for July 18, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to

Parcel F and our property in order to avoid any prejudice to those rights as they relate to Parcel F and the Resort in general.

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

The Resort is capital intensive.

        For the Resort to remain attractive and competitive, we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, we must seek to obtain funds from borrowings or otherwise.

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

        Westin manages the daily operations of the Resort pursuant to the Management Agreement, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers should fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort's results of operations will be adversely affected, potentially in a material way.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and the promissory note payable to Elk Funding. At May 6, 2005, the total outstanding debt subject to interest rate exposure is $2,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $7,000 annualized increase or decrease in interest expense and cash flows (see Note 6 to our Consolidated Financial Statements for additional debt information). We have not entered into any transactions using derivative commodity instruments.

        Reference is made to Note 6 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, our disclosure controls and procedures with respect to the manager and the Resort were necessarily more limited than those we maintained with respect to our own corporate operations. At the close of business on July 15, 2004, we took title to the Resort; however, despite the fact that our new management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information and, consequently, our disclosure controls and procedures with respect to the Resort, while strengthened as a relative matter, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since taking title to the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

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

        As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Subject to the limitations mentioned above, our chief executive officer and our chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

        Defendants BDO Seidman, LLP (together with one current BDO partner and two former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we filed a motion on behalf of GTA (together with our executive officers) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs' complaint. The plaintiffs' filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants' motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant's Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate's report and recommendation, and granted the BDO defendants' Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. At this time, we are unable to assess the likely outcome of this litigation.

  Black Bear Golf Course

        The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff is not seeking specific monetary damages, however, the damages sought are expected to be in excess of $15,000 because that is the minimum amount required for a plaintiff to bring such an action in circuit court in the state of Florida. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005. Prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint. We are currently investigating both the liability and damage aspects of this case, but we do not expect to find any liability. Formal discovery will commence soon. At this time, we are unable to assess the likely outcome of this litigation.

  Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers. The lawsuit pertains to our efforts to collect approximately $220,000, plus accrued interest, under the promissory note owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for $231,630, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment. An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12, 2004, pursuant to West Virginia's domestication statutes. Our attorneys in West Virginia have enrolled the judgment and the execution as a lien on real property and personal property owned there by the defendants. Due to the uncertainty as to the timing of the collection on this note, subsequent to December 31, 2004, we have discontinued accruing interest on this note. We are currently attempting to ascertain additional information to verify the collectibility of the outstanding principal plus current accrued interest. We are aware that property owned by the debtors is subject to priority liens from numerous secured creditors, and therefore, at this time, it is not possible to predict the probable range of recovery of the debt at this time.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. As of May 6, 2005, this motion has not yet been heard.

Land Use Lawsuit

        On March 10, 2005, in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property, and land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 and the court approved the Motion to Intervene. On April 5, 2005, the defendants filed a Motion to Dismiss and Motion to Strike certain counts of the Complaint. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On April 26, 2005, the Court granted the Defandant's Motion to Dismiss and Motion to Strike. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion.    On May 6, 2005 we filed a Motion to Dismiss the Luckey suit. That motion is scheduled to be heard by the court on May 31, 2005. The trial date has been scheduled for July 18, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to avoid any prejudice to those rights as they relate to Parcel F and the Resort in general. See further discussion of the Land Use Lawsuit under "Risk Factors."

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals has not yet acted on the motion for rehearing or the application for transfer. At this time, we are unable to assess the likely outcome of this litigation.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	0	0		0	0
February 1 - 28, 2005	0	0		0	0
March 1 - 31, 2005	55,625 shares of Common Stock	$1.88	*	0	0
Total	55,625 shares of Common Stock	$1.88	*	0	0

*
—Acquired by us pursuant to the amended employment agreement with our Chief Financial Officer, Mr. Scott D. Peters. Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. The related amendment was filed as Exhibit 10.33 to our Annual Report on Form 10-K filed by us on March 30, 2005. The price per share is an estimate based on the trailing ten-day closing price of our Common Stock on March 30, 2005, the date of the amendment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As previously reported, on July 21, 2003 we defaulted on our obligation, under our voting agreement with the holder of our series A preferred stock, to redeem the series A shares within 60 days of the holder's May 23, 2003 demand. As a result, the aggregate series A dividend rate increased from $462,500 per quarter to $625,000 per quarter and the preferred stock holder has a right to appoint two directors to our board of directors. The preferred stock holder has that same right under our the Series A Articles Supplementary (our charter document relating to the preferred stock) because we have not paid a preferred stock dividend since the third quarter of 2001 and such right arises when preferred stock dividends are in arrears for six or more quarters. The holder of our preferred stock has informed us that it does not currently intend to exercise that right. However, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement). As of May 6, 2005, and pursuant to the Option Agreement executed on May 6, 2005 and filed as Exhibit 10.35 to our Form 8-K filed on May 9, 2005, the total amount owed on our Series A preferred stock is $24,914,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

ITEM 5. OTHER INFORMATION

        On March 30, 2005, we entered into an amended employment agreement with Mr. Peters, our chief financial officer. This amendment is discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2004 under the caption "EXECUTIVE COMPENSATION." On March 24, 2005 we executed a letter with AEW, the sole holder of our series A preferred stock. This agreement is discussed in detail in that Annual Report on Form 10-K under Item 7. These two agreements were also described under the heading "Significant Events since the filing of our last Quarterly Report" in Item 1 of the Annual Report Form 10-K. In furtherance of the March 24, 2005 letter with AEW, on May 6, 2005 we executed the Option Agreement related to AEW's series A preferred stock, as described under Part I, Item 1 of this Current Report on Form 10-Q.

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

GOLF TRUST OF AMERICA, INC., registrant
Date: May 13, 2005	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: May 13, 2005	By:	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

        Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

        The following exhibits are part of this Quarterly Report on Form 10-10Q (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this quarterly report.

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
10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through May 6, 2005.
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
10.6†
1997 Non-Employee Directors' Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).
10.7†
1997 Stock Incentive Plan (the "Original 1997 Plan") of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).
10.8†
1997 Stock-Based Incentive Plan of Golf Trust of America, Inc. (the "New 1997 Plan") (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.9†
Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.10†
Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.11†
General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).
10.12†
Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).
10.13†
1998 Stock-Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our company's definitive proxy statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).
10.14†
Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company's Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).
10.15†
Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).
10.16.1†
First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16.2†
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.16.3†
Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II,, dated as of March 22, 2004 (previously filed as Exhibit 10.16.3 to our company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).
10.17.1†
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.17.2†
Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.17.3†
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
10.22.1
Loan Agreement, dated as of March 18, 2004, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.1 to our company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).

10.22.2
Mortgage Security Agreement and Fixture Filing, dated as of March 18, 2004, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.2 to our company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).
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

10.33†
Letter Agreement, dated as of March 30, 2005, amending the fourth amended and restated employment agreement of Scott Peters (previously filed as Exhibit 10.33 to our company's Annual Report on Form 10-K, filed March 30, 2005, and incorporated herein by reference.
10.34
Letter Agreement, dated March 24, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.34 to our company's Annual Report on Form 10-K filed March 30, 2005, and incorporated herein by reference).
10.35	Option Agreement, dated May 6, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.35 to our company's Report on Form 8-K filed May 9, 2005.
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

QuickLinks

GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three Months Ended March 31, 2005 INDEX
Cautionary Note Regarding Forward-Looking Statements
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) AS OF MARCH 31, 2005 (unaudited) AND DECEMBER 31, 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three Months Ended March 31, 2005 and 2004 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three Months Ended March 31, 2005 and 2004
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX