Form 10-Q
period 2005-06-30
GOLF TRUST OF AMERICA INC
filed 2005-08-15
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2005
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

        On August 8, 2005, there were 7,317,163 common shares outstanding of the registrant's only class of common stock. On August 8, 2005, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

The Exhibit Index begins on page 59.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2005

INDEX

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Westin Innisbrook Golf Resort with any certainty. Accordingly, our projections in this Quarterly Report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders' interests. Many important factors that could cause such a difference are described under the caption "Risks that might Delay or Reduce our Liquidating Distributions," in Part I, Item 2 of this quarterly report, which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF JUNE 30, 2005 (unaudited) AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(in thousands)
ASSETS
Real estate—held for sale	$58,696	$57,827
Cash and cash equivalents	4,373	3,919
Receivables—net	5,940	4,995
Other assets	4,050	4,421

Total assets	73,059	71,162

LIABILITIES
Debt	3,954	3,697
Accounts payable and other liabilities	10,458	10,521
Other obligations	11,170	11,117
Dividends payable	4,914	4,914
Reserve for estimated costs during the period of liquidation	8,031	5,868

Total liabilities	38,527	36,117
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	58,527	56,117

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$14,532	$15,045

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$14,941	$26,218

Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	473	(274)
Net interest income (expense)	(284)	13
Decrease in fair value of real estate	—	(275)
Increase in reserve for estimated liquidation costs and capital expenditures	(598)	—

Subtotal of adjustments to liquidation reserve	(409)	(536)
Preferred dividend accrual	—	(625)
Value of common stock redeemed	—	—

Changes in net assets in liquidation	(409)	(1,161)

Net assets in liquidation, end of period	$14,532	$25,057

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$15,045	$27,283

Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	3,620	(389)
Net interest income (expense)	(627)	40
Decrease in fair value of real estate	—	(275)
Increase in reserve for estimated liquidation costs and capital expenditures	(3,402)	(19)

Subtotal of adjustments to liquidation reserve	(409)	(643)
Preferred dividend accrual	—	(1,250)
Value of common stock redeemed	(104)	(333)

Changes in net assets in liquidation	(513)	(2,226)

Net assets in liquidation, end of period	$14,532	$25,057

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	$(513)	$(2,226)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities:
Increase in liquidation reserve and decreases in fair value of real estate and non-real estate assets	3,402	294
Cancellation of common shares	104	333
Preferred dividend accrual	—	1,250
Non-cash interest	408	—
Decrease in restricted cash	—	1,529
Other changes in operating assets and liabilities	(707)	(1,228)
Decrease in liquidation liabilities	(1,203)	(943)

Net cash provided by (used in) operating activities	1,491	(991)

Cash flows from investing activities:
Resort and golf course improvements	(492)	(18)
Increase in notes receivable	—	(15)

Net cash used in investing activities	(492)	(33)

Cash flows from financing activities:
Borrowings under revolving line of credit and proceeds from loan	—	1,090
Repayments on debt and capital lease obligations	(545)	—

Net cash provided by (used in) financing activities	(545)	1,090

Net increase in cash	454	66
Cash and cash equivalents, beginning of period	3,919	601

Cash and cash equivalents, end of period	$4,373	$667

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$288	$18
Non-cash transactions:
Cancellation of note receivable	$99	$547
Assets acquired through capital lease	$416	—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three and Six Months Ended June 30, 2005 and 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Plan of Liquidation and the Resort

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. The plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets. However, a fairness opinion, an appraisal or other satisfactory evidence may be obtained by our board of directors to determine that the proposed sale is in our best interest and the best interest of our stockholders. As of August 8, 2005, pursuant to the plan of liquidation, the Company had sold 40 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests.

        On July 15, 2004, the Company entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, our former borrower and Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort, or the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". As a result of the settlement, the financial results of GTA—IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements commencing July 16, 2004.

        The Company had previously entered into an agreement with the former borrower and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on Parcel F to avoid interference with the operations of the Resort.

        On January 21, 2005, in the interest of seeking to accelerate the finalization of our liquidation, the Company engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as its exclusive financial advisor to provide financial advisory services to it in furtherance of the Company's stockholder-approved plan of liquidation. The Company's liquidation may occur through the sale of its assets, a merger or otherwise in order to allow it to maximize value to the Company's stockholders. In addition, subject to appropriate approvals, the Company may pursue a recapitalization. In this Quarterly Report, the Company refers to the type of transaction discussed in the prior two sentences as an exit transaction. In addition, the Company's board of directors formed a Special Committee comprised of all three of its independent directors to consider certain matters relating to the liquidation and Houlihan Lokey's services in evaluating an exit transaction. Houlihan Lokey's work as the Company's financial advisor in furtherance of accelerating the finalization of its liquidation is ongoing. The Company's Special Committee has and expects to continue to receive regular status reports on progress from Houlihan Lokey. At this time, no binding agreements for the disposition of any of the Company's assets or the Company have been executed as a result of Houlihan Lokey's work;

however, the Company has received preliminary indications of interest from prospective purchasers of the Resort. While the Company has received offers from bidders who have expressed an interest in purchasing the Resort, those offers are subject to consideration by the Company's Special Committee, a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., and the execution of a binding purchase agreement. Therefore, at this time, the Company cannot assure you that it will enter into a binding purchase agreement or, if it does so, that all conditions to closing will be satisfied and that the transaction will close.

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General, or "the Assurance." The agreement provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood hotel owners and franchisees from certain claims and liability relating to these automatic fees. Although the Company is not a party to the agreement, our results of operations could be affected as a result of the reduction or elimination of these automatic fees charged at the Resort. The Resort Manager, Westin, is continuing to analyze how to mitigate the potential impact on the Resort's future operating results. See further discussion in Note 10 below.

        On May 6, 2005, the Company entered into an agreement, or the Option Agreement, with AEW Targeted Securities Fund, L.P., or AEW, relating to 800,000 shares of the series A preferred stock held by AEW. The Option Agreement, among other things, grants us the option to purchase, on or before November 30, 2005, all 800,000 shares of preferred stock (including the corresponding liquidation preferences) held by AEW for a price of approximately $24,914,000. The Option Agreement also provides that in the event that AEW exercises any redemption right on or before November 30, 2005, or in the event that the Company consummates a transaction that would give AEW a right to liquidation preference payments on or before November 30, 2005, the applicable aggregate redemption price or liquidation payment on the preferred stock shall be approximately $24,914,000. Finally, the Option Agreement provides that AEW shall provide, at our request, its consent or approval to a merger, acquisition, recapitalization, asset sale or similar transaction proposed by us.

2.    Organization and Basis of Presentation

        The Company was incorporated in Maryland on November 8, 1996. The Company was originally formed to be a real estate investment trust, or REIT; however, as of fiscal year 2002 the Company no longer has our REIT status as a result of its repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, the Company sold its last property (3.5 golf courses) that was subject to a participating lease. In its SEC filings, the Company often states golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of August 8, 2005, the Company owns three properties which represent seven golf courses. Two of these properties (3.0 golf courses) are owned and managed by the Company, while the Resort is managed by Westin Management South, or Westin. The four golf courses at the Resort are currently managed by Troon Golf, LLC, or Troon, through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender. Upon the execution of the Settlement Agreement with its former borrower on July 15, 2004, the

Company obtained ownership of the Resort. The Company presently holds our three properties (7.0 golf courses) in fee simple. Four of the Company's golf courses are located in Florida, two in South Carolina, and one in New Mexico. Title to the Company's golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. The Company refers to Golf Trust of America, L.P. as our "operating partnership" or "OP" and the Company refers to the operating partnership and ourselves (together with all subsidiaries) collectively as "we", "us" or our "Company." The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through its wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, the Company holds a 99.6 percent interest in our operating partnership as of May 6, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of GTA GP, GTA LP, the operating partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

        As a result of the adoption by the Company's board of directors of our plan of liquidation and approval of that plan by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company's assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of June 30, 2005 relies on estimates of sales values based on indications of interest from the marketplace (except for the Resort for which the Company has recently received preliminary offers to date), certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company's other assets and liabilities under the liquidation basis of accounting are based on our management's estimates as of June 30, 2005.

        On March 30, 2005, the Company extended the term of the amended employment agreement of Scott D. Peters, its chief financial officer, from March 31, 2005 to March 31, 2006. In connection with the amendment of the Company's employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, the Company agreed to forgive approximately $461,000 that Mr. Peters owed to it pursuant to that Master Promissory Note.

        The change in net assets in liquidation of approximately $409,000 for the three months ended June 30, 2005 was due to an increase in the liquidation reserve primarily for legal fees expected to be incurred throughout the balance of the liquidation period. The change in net assets in liquidation of approximately $513,000 for the six months ended June 30, 2005 was due to the $409,000 increase in the liquidation reserve and the cancellation of the note receivable, discussed above, from Mr. Peters in favor of the Company. This note, carried at $99,000 at December 31, 2004, was cancelled in exchange for the assignment to us of 55,625 shares of the Company's common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005 and cancelled as of that date.

        The net assets of approximately $14,532,000 at June 30, 2005 would result in a liquidation distribution per share of approximately $2.00. This $2.00 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining three assets, including the Resort. These projections could change materially based on the timing of any sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $2.00 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. The number of shares expected to be cancelled total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, the Company is required as an accounting matter to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized net proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. In addition, the Company has contemplated the operating results of the Resort and our other three managed courses in our liquidation reserve and have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors, other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. The Company has not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets pursuant to the executed letter agreement with AEW on March 24, 2005 and the subsequent definitive agreement dated May 6, 2005 with AEW, or the Option Agreement. Should the Company not close on an exit transaction by November 30, 2005 as contemplated in the AEW letter agreement and the Option Agreement, an accrual of $625,000 per quarter would need to be recorded for preferred dividends from January 1, 2004 through the then-contemplated date of the exit transaction absent AEW's agreement to extend the option exercise date in the letter agreement and the Option Agreement beyond the current expiration date of November 30, 2005. This would reduce the net assets available to stockholders in liquidation and, correspondingly, the estimated liquidation distribution per share. These projections could change materially based on the timing of any asset sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amounts projected. The Company expects that these accruals will be adjusted from time to time as projections and assumptions change.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

			Increases in the Liquidation Reserve
	December 31, 2004	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	June 30, 2005
Severance	$1,659,000	$—	$—	$33,000	$1,692,000
Professional fees	1,398,000	(749,000)		365,000	1,014,000
Financial advisor fees	1,050,000	(169,000)		11,000	892,000
Capital expenditures	10,000	(42,000)		42,000	10,000
Other	1,751,000	(279,000)	2,993,000	(42,000)	4,423,000

Total	$5,868,000	$(1,239,000)	$2,993,000	$409,000	$8,031,000

        Included in the accrued severance amounts above are performance milestone payments due but not yet paid to our executives pursuant to their amended and restated employment agreements. The Company expects that the performance milestone payments aggregating approximately $1,399,000, plus accrued interest, will be paid in due course; however, there are no remaining conditions to such payment. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments made.

        Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, our operating results of our company are summarized and reflected in the table below:

	For the three months ended June 30,
	2005	2004
Revenues
Revenue from Resort and managed golf course operations	$12,082,000	$1,617,000

Expenses
General and administrative	251,000	375,000
Direct expenses from Resort and managed golf course operations	11,358,000	1,516,000

Total operating expenses	11,609,000	1,893,000

Operating income (loss)	473,000	(274,000)
Interest (expense) income—net	(284,000)	13,000

Operating income (loss) and interest	$189,000	$(261,000)

	For the six months ended June 30,
	2005	2004
Revenues
Revenue from Resort and managed golf course operations	$28,509,000	$3,213,000

Expenses
General and administrative	531,000	765,000
Direct expenses from Resort and managed golf course operations	24,358,000	2,837,000

Total operating expenses	24,889,000	3,602,000

Operating income (loss)	3,620,000	(389,000)
Interest (expense) income—net	(627,000)	40,000

Operating income (loss) and interest	$2,993,000	$(349,000)

3.    Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders' approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

4.    Commitments and Contingencies

Other Litigation

  Land Use Lawsuit

        On March 10, 2005, in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. The Company has filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 and the court approved the Motion to Intervene. On April 5, 2005, the Defendants filed a Motion to Dismiss and Motion to Strike certain counts of the Complaint. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On April 26, 2005, the Court granted the Defendent's Motion to Dismiss and Motion to Strike. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion. On May 6, 2005 the Company filed a Motion to Dismiss the Luckey suit. This motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005 a case management conference was held before Judge Brandt Downey, the judge who is now presiding over this case. At that hearing, Judge Downey scheduled a hearing on the defense motions for summary judgment for August 30, 2005 and a trial commencement date of December 12, 2005. As an intervenor, the Company will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to avoid any prejudice to those rights as they relate to Parcel F and the Resort in general.

        Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, the Company filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, on April 5, 2005, the Court of Appeals reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, the Company filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, the Company filed with the Missouri Supreme Court an application to transfer the case to that court. The Missouri Supreme Court has not yet acted on the application for transfer. At this time, the Company is unable to assess the likely outcome of this litigation.

Ordinary Course Litigation

        In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. The Company has in the past been, and expects to continue in the future to be, subject to proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Since the Company is now either the operator or owner of the remaining golf courses, the Company maintains insurance for these purposes. The Company is subject to claims and lawsuits in the normal course of operations, which currently includes claims filed in July 2005 by a former employee of Golf Host Securities, Inc., a subsidiary of one of our affiliates, with the Occupational Safety and Health Administration, or OSHA, the Equal Opportunity Employment Commission, or the EEOC, the National Association of Securities Dealers, Inc., or NASD, and the Florida Division of Real Estate, or FDRE. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company's financial position and results of operations.

5.    Receivables—net

        Receivables—net consists of the following:

	June 30, 2005	December 31, 2004
Trade receivables	$2,925,000	$2,073,000
Note receivable taken in sale of asset	2,323,000	2,315,000
Loans to officers—net of allowance of $362,000 at December 31, 2004	—	99,000
Miscellaneous note and other receivables	692,000	508,000

Total	$5,940,000	$4,995,000

        The note receivable represents the $2.5 million note the Company received on January 30, 2003, from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note at any time prior to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower's payment of the balance of the note, subject to certain prepayment prohibitions).

6.    Debt

	June 30, 2005	December 31, 2004
Revolving line of credit	$2,100,000	$2,100,000
Note payable	742,000	718,000
Capital lease obligations	1,112,000	879,000

Total	$3,954,000	$3,697,000

Revolving Line of Credit

        On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. This loan is collateralized by a security interest in the Company's golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years from March 18, 2004, and the interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The maximum borrowing amount permissible under the revolving credit line has been outstanding since July 2004. See further discussion in Note 10 below.

Note Payable

        In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2 million loan to us in the form of two promissory notes, know as Promissory Note A and Promissory Note B, the latter of which was repaid pursuant to it terms in September 2004. Pursuant to our agreement with Elk Funding, these loans were to fund the Resort's current working capital needs. Promissory Note A is a non-recourse loan in the original principal amount of $700,000, which sum is collateralized by a security interest in our portion of the net proceeds from the ultimate sale of Parcel F. Interest will accrue on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest under Promissory Note A will be due. There are no specific financial reporting covenants in Promissory Note A.

Capital Lease Obligations

        At June 30, 2005, the Company had capital lease agreements for certain golf course and related equipment. These lease agreements expire at various dates through 2008.

7.    Accounts payable and other liabilities

        Accounts payable and other liabilities consists of the following:

	June 30, 2005	December 31, 2004
Accounts payable	$3,920,000	$4,379,000
Accrued payroll	1,391,000	1,065,000
Accrued expenses	2,193,000	2,115,000
Deferred revenue and deposits	2,954,000	2,962,000

Total	$10,458,000	$10,521,000

8.    Investment in Resort and related obligations

        Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	June 30, 2005	December 31, 2004
Assets
Current assets	$7,733,000	$5,580,000
Real estate and Resort assets	50,396,000	49,528,000
Other assets	2,442,000	2,455,000

Total assets	60,571,000	57,563,000
Liabilities
Accounts payable and accrued expenses	7,429,000	8,258,000
Long-term refurbishment	4,652,000	4,600,000
Capital lease obligations	1,112,000	612,000
Other long-term liabilities	6,517,000	6,517,000

Total liabilities	19,710,000	19,987,000

Net investment in subsidiary	$40,861,000	$37,576,000

        Other obligations consists of the following:

Estimated fair value at:	June 30, 2005	December 31, 2004
Master Lease Refurbishment Obligation	$4,652,000	$4,600,000
Westin Termination Fee	5,717,000	5,717,000
Troon Supplemental Fee	800,000	800,000

	$11,169,000	$11,117,000

Master Lease Refurbishment Obligation

        When the Company took control of the Resort, effective July 16, 2004, the Company recorded a liability in recognition of the Master Lease Agreement, or MLA, refurbishment program which entitles condominium owners at the Resort who participate in the rental pool to 50% reimbursement of the refurbishment costs of their condominium unit, subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% per annum and paid quarterly. Principal payments began in the first quarter of 2005 and are expected to be paid quarterly through the fourth quarter of 2009. The estimated settlement value of this liability upon the expected sale of the Resort prior to December 1, 2005 is $4,652,000 as of June 30, 2005.

        Minimum principal payments on the refurbishment program are as follows:

2005 (July 1 to December 31)	$364,000
2006	1,091,000
2007	1,455,000
2008	1,818,000
2009	2,182,000

Total	$6,910,000

Westin Termination Fee

        The new Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of $5,900,000 upon termination of the Management Agreement. This amount is reduced by $365 per day for each day elapsed from July 15, 2004 until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. As of June 30, 2005, the estimated settlement value of this liability upon the expected sale of the Resort is $5,717,000.

Troon Supplemental Fee

        The Company also executed a new Facility Management Agreement with Troon effective July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000.

9.    Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

        On April 2, 1999, the Company completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., or AEW. The series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. The Company contributed the net proceeds to our operating partnership in exchange for 800,000 series A preferred OP units with analogous terms.

        Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). Under our series A charter, because the Company has at least six quarters of accrued and unpaid series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to our board of directors beginning at our annual meeting on November 17, 2003, whose terms as directors would continue until the Company fully pays all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our series A charter and the voting agreement.

        On February 22, 2001, the Company entered into a voting agreement with AEW, which continues to hold all of the shares of the series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required us to redeem all of the shares of series A preferred stock (for $25 per share, plus dividends accrued and unpaid thereon, through the date of the final redemption payment) promptly after the Company determines in good faith that the Company has received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the series A preferred shares without violating any legal or contractual obligations.

        Moreover, under our voting agreement with AEW, since the Company did not fully redeem the series A preferred stock by May 22, 2003, AEW or its transferee had the right to require us to redeem the series A preferred stock in full within 60 days thereafter, which right they exercised. The Company defaulted on that obligation, therefore, from July 21, 2003 until the series A preferred stock is redeemed, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although the Company is permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to holders of our common stock, which will reduce our cash available for liquidating distributions to holders of our common stock.

        On March 24, 2005, the Company executed a letter with the holder of our series A preferred stock, AEW, in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred stock as of our exercise of the option. This letter agreement was executed in contemplation of an exit transaction. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, the Company has not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation that the Company will exercise that option prior to November 30, 2005.

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

10.    Subsequent Events

        On August 4, the Company executed loan documents with Textron Financial Corporation, or Textron, to amend our existing revolving loan with Textron. This amendment to our loan would continue to be collateralized by a security interest in our golf courses in Columbia, South Carolina,

Country Club at Wildewood and Country Club at Woodcreek, which are collectively referred to as Stonehenge. Pursuant to this amendment, the maximum permissible outstanding loan amount would be expanded from the current maximum amount of $2,100,000 to up to $4,200,000. The additional loan proceeds would be advanced monthly, subject to certain conditions. The term of the loan has been extended from March 18, 2006 until March 18, 2009. In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate will continue to be the prime rate plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line and the Company will pay to Textron a fee of 0.25% per annum of the unused line balance. The funds drawn under this credit line would be used for working capital as needed from time to time as the Company continues to proceed through the plan of liquidation. The initial draw under this amended revolving loan was $1,000,000 and was funded on August 9, 2005.

        On August 9, 2005, in a matter related to the Assurance (see Note 1 above), we executed a settlement election form which formalized our willingness to participate in Starwood's negotiated Automatic Hotel Charges Settlement regarding the settlement of class action law suits filed by private plaintiffs against Starwood for charging certain automatic fees to its guests. Based upon information known to us at this time, we do not believe that our participation in this settlement will have a material adverse impact on our financial results.

        On August 10, 2005, the Company entered into an amendment to the Parcel F Development Agreement which the Company believes will allow the Company to better manage the location of the Parcel F access road and adds the Company's subsidiary, GTA-IB, LLC, as a party to the Parcel F Development Agreement.

        The Company is presently in the process of liquidating pursuant to a Plan of Liquidation approved by the stockholders of the Company on May 22, 2001. In that regard, the Company has received several bids for the Resort and is in the process of evaluating the same with its financial advisor. The sale of the resort will be subject to completion of due diligence by the buyer, approval of the Special Committee of the Board of Directors of the Company, receipt of a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., execution of an asset purchase agreement and satisfaction of all closing conditions.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three and Six Months Ended June 30, 2005 and 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We sold our last property (3.5 golf courses) that was subject to a participating lease on January 30, 2003. We own and operate golf courses, subject to our efforts to sell the same pursuant to the plan of liquidation. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of August 8, 2005, we own three properties, held by us in fee simple, which represent seven golf courses. Three of the seven golf courses are managed by us and four (namely, the Resort golf courses) are pursuant to a management contract with an unaffiliated third-party, Westin. Four of our golf courses are located in Florida, two in South Carolina and one in New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. We refer to Golf Trust of America, L.P. as our "operating partnership" or "OP" and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we," "us" or our "Company." Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held a 99.6 percent interest in our operating partnership as of August 8, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis as of August 8, 2005.

Significant Events since the filing of our Quarterly Report on Form 10-Q on May 13, 2005

        Significant events occurring since May 13, 2005 (the filing date of our quarterly report on Form 10-Q) include:

  •
  On August 4, 2005, we executed loan documents from Textron, to amend the financing of our Stonehenge golf courses to expand the existing revolver loan of $2,100,000 to $4,200,000. See the description of the terms of this amendment of the Textron loan in note 10 to our condensed consolidated financial statements contained in Item 1 above.

  •
  As discussed more fully under the caption "The Resort: Status of the Sale of the Resort," we have received preliminary indications of interest from prospective purchasers of the Resort and our Special Committee is in the process of considering the same with its financial advisor and legal counsel.

  •
  On August 10, 2005, we entered into an amendment to the Parcel F Development Agreement which we believe will allow us to better manage the location of the Parcel F access road and adds our subsidiary, GTA-IB, LLC, as a party to the Parcel F Development Agreement. A copy of that amendment is included as Exhibit 10.30.3 to this Quarterly Report.

Assets held for sale

        The following chart identifies each of our unsold properties as of August 8, 2005:

Property	Location	18-Hole Equivalent
The Resort	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0

Total		7.0

        As of August 8, 2005, we have not entered into any executed binding agreements with prospective purchasers of the foregoing assets.

The Resort

Status of the Sale of the Resort

        Houlihan Lokey's work as our financial advisor in furtherance of accelerating the finalization of our liquidation is on-going. Our Special Committee has and expects to continue to receive regular status reports on progress from Houlihan Lokey. At this time no binding agreements for the disposition of any of our assets or our Company have been executed by us as a result of Houlihan Lokey's work; however, we have received preliminary indications of interest from prospective purchasers of the Resort. While we have received offers from bidders who have expressed an interest in purchasing the Resort, those offers are subject to completion of due diligence by the potential buyers, consideration by a Special Committee of our Board, receipt of a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., and the execution of a binding purchase agreement, and, therefore, we cannot assure you that we will enter into a binding purchase agreement or, if we enter into a binding purchase agreement, that all conditions to closing will be satisfied, and that the transaction will close. As contemplated in our January 2005 engagement of Houlihan Lokey, our board of directors may decide to sell our interest in the Resort as part of an exit transaction prior to the end of the previously anticipated holding period (i.e., prior to December 31, 2005) in response to an offer our Board deems is reasonable if, after consideration of the facts and circumstances at that time, our board of directors determines that the sale or other exit transaction would be in the best interest of our stockholders. In particular, the Option Agreement that AEW executed in our favor provides an incentive to consummate an exit transaction on or before the November 30, 2005 termination date of that agreement. See discussion of the risks we face related to the sale of the Resort below under the caption Risk Factors.

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

        Minimum principal payments on the refurbishment program determined pursuant to the terms and conditions of the rental pool lease agreement are as follows:

Year	Principal	Interest
July 1 through December 31, 2005	$364,000	$168,000
2006	1,091,000	300,000
2007	1,455,000	236,000
2008	1,818,000	155,000
2009	2,182,000	55,000

Total	$6,910,000	$914,000

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

Application of Critical Accounting Policies

        Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc. excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on From 10-Q. The results of operations for the Resort are discussed separately below under the caption "Resort results of operations for the three and six months ended June 30, 2005 and 2004." Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies "in our Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

        The change in our reserve for estimated liquidation costs for the three and six months ended June 30, 2005 is summarized in note 2 to our condensed consolidated financial statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2005 to June 30, 2005

        On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, to March 31, 2006 from March 31, 2005. In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to forgive approximately $461,000 that Mr. Peters owed to us pursuant to that Master Promissory Note.

        The change in net assets in liquidation of approximately $409,000 for the three months ended June 30, 2005 was due to an increase in the liquidation reserve primarily for legal fees expected to be incurred throughout the balance of the liquidation period. The change in net assets in liquidation of approximately $513,000 for the six months ended June 30, 2005 was due to the $409,000 increase in the liquidation reserve and the cancellation of the note receivable, discussed above, from Mr. Peters in favor of us. This note, carried at $99,000 at December 31, 2004, was cancelled in exchange for the assignment to us of 55,625 shares of our common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005 and cancelled as of that date.

        The net assets of approximately $14,532,000 at June 30, 2005 would result in a liquidation distribution per share of approximately $2.00. This $2.00 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining three assets, including the Resort and cease operations. These projections could change materially based on the timing of any sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $2.00 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. The number of shares expected to be cancelled total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

        Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below. Financial results for the Resort are not reflected in the table below for 2004 due to the fact that we did not take title to the Resort until July 15, 2004.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Revenue from Resort and managed golf course operations	12,082	$1,617	28,509	$3,213

Expenses
General and administrative	251	375	531	765
Direct expenses from Resort and managed golf course operations	11,358	1,516	24,358	2,837

Total operating expenses	11,609	1,891	24,889	3,602

Operating (loss) income	473	(274)	3,620	(389)
Interest (expense) income—net	(284)	13	(627)	40

Operating (loss) income	$189	$(261)	$2,993	$(349)

Resort results of operations for the three and six months ended June 30, 2005 and 2004 (in thousands except for utilization statistics and percentages)

        Because the Resort is a destination golf resort, we believe it appeals to a different market than the market of a stand-alone hotel located in a downtown metropolitan area. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf and golf package purchasers and guests who bring their whole families. This profile makes the Resort's performance sensitive to weather conditions and seasonality. In particular, the Resort has performed better in terms of revenue realized during the first six months of 2005 than during the first six months of 2004. We believe that this relative success is a result of improved sales and marketing efforts directed towards improving group and transient business, in addition to increasing the golf package and membership sales at the Resort.

        Utilization of the Resort facilities by facility type, results of operations and selected rental pool statistical data during the periods noted is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
		2004				2004
	2005	Predecessor Basis	Increase (decrease)	Percentage Change	2005	Predecessor Basis	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	54,489	54,009	480	0.1%	106,647	106,565	82	0%

Actual room nights
Group	16,640	13,216	3,424	25.9%	37,769	28,361	9,408	33.2%
Transient	11,779	8,864	2,915	32.9%	24,147	17,422	6,725	38.6%

Total room nights	28,419	22,080	6,339	28.7%	61,916	45,783	16,133	35.2%

Food and beverage covers	107,630	111,416	(3,786)	(3.4)%	250,647	228,979	21,668	9.5%

Golf rounds
Resort guests	24,023	21,074	2,949	14.0%	49,396	43,116	6,280	14.6%
Member/guests	9,362	10,017	(655)	(6.5)%	20,944	21,996	(1,052)	(4.8)%

Total golf rounds	33,385	31,091	2,294	7.4%	70,340	65,112	5,228	8.0%

Results of operations (in thousands):
Revenues
Hotel	$3,452	$2,697	$755	28.0%	$8,733	$6,447	$2,286	35.5%
Food and beverage	2,816	2,645	171	6.5%	7,060	6,103	957	15.7%
Golf	3,392	2,898	494	17.0%	8,058	6,869	1,189	17.3%
Other	1,064	1,196	(132)	(11.0)%	2,354	2,458	(104)	(4.2)%

Total revenues	10,724	9,436	1,288	13.6%	26,205	21,877	4,328	19.8%

Expenses
Hotel	3,030	2,490	540	21.7%	6,915	5,275	1,640	31.1%
Food and beverage	1,968	2,062	(94)	(4.6)%	4,578	4,379	199	4.5%
Golf	1,823	1,977	(154)	(7.8)%	3,662	3,850	(188)	(4.9)%
Other	2,621	2,235	386	17.3%	5,143	4,582	561	12.2%
General and administrative	1,067	1,305	(238)	(18.2)%	2,670	2,632	38	1.4%
Depreciation and amortization	537	702	(165)	(23.5)%	1,335	1,494	(159)	(10.6)%

Total expenses	11,046	10,771	275	2.6%	24,303	22,212	2,091	9.4%

Operating income	(322)	(1,335)	1,013	75.9%	1,902	(335)	2,237	N/M %
Interest expense, net	375	2,351	(1,976)	84.0%	814	4,735	(3,921)	(82.8)%

Net income (loss)	$(697)	$(3,686)	$2,989	81.1%	$1,088	$(5,070)	$6,158	N/M %

Selected rental pool statistical data:
Average daily distribution	$22.70	$18.06	$4.64	25.7%	$29.40	$21.71	$7.69	35.4%

Average room rate	$133.05	$119.39	$13.66	11.4%	$138.56	$138.16	$.40	0%

Occupancy percentage	52.2%	40.9%	5.7%	13.9%	58.1%	43.0%	15.1%	35.1%

Average number of available units	589	594	(5)	(0.8)%	589	586	3	0.5%

Three months ended June 30, 2005 and 2004.

        During the second quarter of 2005, there were 6,339, or 28.7%, more occupied room nights than there were for the second quarter of 2004. The increase in occupied room nights was due to 3,424, or 25.9%, in additional group room nights for the three month period ended June 30, 2005. The increase in group room nights was complemented by 2,915, or 32.9%, in additional transient room nights for the three month period ended June 30, 2005 compared to the same period in the prior year. The transient segment is typically defined as room nights booked that are not correlated to a related meeting or convention. These transient room nights often result from golf packages and Internet bookings, among others. The booking window for transient business can be as narrow as 24 hours or less from the date of stay. Groups typically book no less than 120 days in advance and the larger groups typically book 16 to 18 months in advance. In addition to improved marketing and public perceptions of our new ownership, the Resort installed high-speed Internet access in all of the rooms in October 2004, providing an additional marketing aspect of the Resort. Current booking patterns for 2005 presently suggest that group business may be returning to the Resort. Booked group and conference room nights at the Resort through December 31, 2005 have increased by approximately 6,557, or 13.7%, as compared to the same period last year.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue for the Resort for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $755, or 28.0%, for the three months ended June 30, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Overall, food and beverage revenue increased by approximately $171, or 6.5%, for the three months ended June 30, 2005 as compared to the same period in 2004. As compared to the prior year, covers (meals) served decreased by 3,786, or 3.4%, down from the same three-month period in 2004. This aggregate decrease in meals served was primarily attributed to the Resort's banquets, catering functions, room service and pool grill, with a decrease of approximately 10,274 covers, while the Resort's on-site restaurants were up approximately 6,488 covers. Golf revenue increased approximately $494, or 17.0%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. We believe that the primary reason for this increase in golf revenue was the utilization of the specific golf-marketing fund created pursuant to our Westin management agreement to promote golf throughout the eastern United

States. Golf rounds and revenues were higher than the same period in the prior year by approximately 2,294 rounds. The number of rounds played in the three months ended June 30, 2005 was 33,385, compared to 31,091 in the same period of 2004. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. These increases were offset by a decrease in Other revenue of approximately $132 primarily due to cancellation fees that were recognized in 2004. There have not been any significant group cancellation fees recognized in the three months ended June 30, 2005.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with respect to the total operating revenue because as a resort, the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the rental pool amortization included in hotel operations, increased by approximately $440, or 4.4%, for the three month period ended June 30, 2005 as compared to the corresponding period in the prior year. This increase of 4.4% is reflective of the increased total operating revenue of approximately 13.6% noted in the chart above, during the three-month comparative period.

        Depreciation and amortization expense, excluding the rental pool amortization included in hotel expenses, was approximately $537 and $702 for the three months ended June 30, 2005 and 2004, respectively. The net decrease in this expense is related to the change in the carrying value of the assets when we took title to the Resort on July 15, 2004, net of the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets acquired subsequent to July 15, 2004. Our amortization expense, which excludes the rental pool amortization expense, for the three months ended June 30, 2005 is significantly higher than the amortization expense, which also excludes the rental pool amortization expense, recorded by the predecessor for the same period in the prior year while depreciation expense was significantly lower. This significantly higher amortization expense, excluding the rental pool amortization expense, results from the various amortization terms dictated by our specific contracts which are shorter than the 20 year period used by the predecessor owner of the Resort.

        Interest expense, net of interest income, which approximated $375 and $2,351 for the three months ended June 30, 2005 and 2004, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net loss for the three months ended June 30, 2005 was approximately $697, compared to a net loss for the three months ended June 30, 2004 of approximately $3,686.

        During the three months ended June 30, 2005, approximately $637 of the capital reserve funds were disbursed, of which of which $286 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Six months ended June 30, 2005 and 2004

        During the six months ended June 30, 2005, there were 16,133, or 35.2%, more occupied room nights than there were during the first six months of 2004. The increase in occupied room nights was due to 9,408, or 33.2%, in additional group room nights for the six-month period ended June 30, 2005. This increase in group room nights was complemented by 6,725, or 38.6%, in additional transient room nights for the six month period ended June 30, 2005 compared to the same period in the prior year. The transient segment is typically defined as room nights booked that are not correlated to a related meeting or convention. These transient room nights often result from golf packages and Internet bookings, among others.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue for the Resort for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $2,286, or 35.5%, for the six months ended June 30, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Food and beverage revenue increased by approximately $957, or 15.7%, for the six months ended June 30, 2005 as compared to the same period in 2004. As compared to the prior year, covers served (meals) increased by approximately 21,668, or 9.5%, over the same six month period in 2004. This aggregate increase in meals served was primarily driven by the Resort's on-site restaurants, with an increase of approximately 17,817 covers, while banquets, catering, room service and the pool grill were up approximately 3,851 covers.

        Golf revenue increased approximately $1,189, or 17.3%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The primary reason for this increase was the utilization of the Resort's specific golf marketing fund to promote golf throughout the eastern United States. Golf rounds were higher than the same period in the prior year by approximately 5,228 rounds. The number of rounds played in the six months ended June 30, 2005 was 70,340, compared to 65,112 in the same period of 2004. The increase in Golf revenue for the six months ended June 30, 2005 was offset by a decrease in Other revenue of approximately $104, primarily as a result of cancellation fees which were recognized in 2004. There have not been any significant group cancellation fees recognized in the six months ended June 30, 2005. Golf revenue for the latter half of 2005 is expected to continue to exceed revenue booked in the same period of the prior year due to the fact that the Resort currently has more tee time reservations for rounds to be played during the last five months of 2005 than the number of rounds that were actually played during the last five months of 2004.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with respect to the total operating revenue because as a Resort, the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the rental pool amortization included in hotel operations, increased by approximately $2,250 or 10.9% for the six month period ended June 30, 2005 as compared to the corresponding period in the prior year. This increase of 10.9% is reflective of the increased total operating revenue of approximately 19.8% noted in the chart above, during the six-month comparative period.

        Depreciation and amortization expense, excluding the rental pool amortization included in hotel expenses, for the six months ended June 30, 2005 and 2004 was approximately $1,335 and $1,494, respectively. The net decrease in this expense is related to the change in the carrying value of the assets when we took title to the Resort on July 15, 2004, and to the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets subsequent to July 15, 2004. Our amortization expense, which excludes the rental pool amortization expense, for the six months ended June 30, 2005 is significantly higher than the amortization expense, which also excludes the rental pool amortization expense, recorded by the predecessor for the same period in the prior year while depreciation expense was significantly lower. This significantly higher amortization expense, excluding the rental pool amortization expense, results from the various amortization terms dictated by our specific contracts which are shorter than the 20-year period used by the predecessor owner of the Resort.

        Interest expense, net of interest income, which approximated $814 and $4,735 for the six months ended June 30, 2005 and 2004, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net income for the six months ended June 30, 2005 was approximately $1,088, compared to a net loss for the six months ended June 30, 2004 of approximately $5,070.

        During the six months ended June 30, 2005, approximately $956 of the capital reserve funds were disbursed. Of the $956, approximately $469 was used to pay lease payments on existing and additional new equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort. The cash purchases of property and equipment of approximately $495 were offset by approximately $45 in insurance proceeds and asset retirements. We currently have budgeted $832 in capital expenditures for the last six months of 2005.

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

Liquidity and Capital Resources

        With respect to our operations exclusive of the Resort's cash position discussed below, our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $22,000 per month) and a distribution of net operating income from the two golf properties that we own and manage. As a result, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan had a two year term beginning on March 18, 2004 and the interest rate is the prime rate plus 1.75% paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The maximum permissible amount has been drawn and has been outstanding on the revolving line of credit since July 2004. However, on August 4, we executed loan documents with Textron to amend our existing revolving loan with Textron. The loan continues to be collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, which are collectively referred to as Stonehenge. Pursuant to this amendment, the maximum permissible outstanding loan amount was expanded from the current maximum amount of $2,100,000 to up to $4,200,000. The additional loan proceeds would be advanced quarterly, subject to certain conditions. The term of the loan has been extended from March 18, 2006 to March 18, 2009. Subject to certain conditions, a buyer of Stonehenge may assume this loan pursuant to the loan assumption provisions in the amendment. The interest rate will continue to be the prime rate plus 1.75% per annum, paid monthly. We paid a one-time commitment fee to Textron of $42,000, which represents 2% of the new funds approved to obtain the increase in this credit line, and we will pay to Textron a fee of 0.25% per annum of the unused line balance. The funds drawn under this credit line would be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The initial draw under this amended revolving loan was $1,000,000 and was funded on August 9, 2005.

        The Resort's working capital position is a deficit of approximately $855,000 as of June 30, 2005. The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. Seasonality impacts our liquidity in that there is generally more available cash during the winter months, specifically in the first quarter, while cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004, may reduce revenues for the Resort in late summer-early fall by negatively impacting reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort's only source of cash is from its profitable operations, if any. While the financial performance of the Resort is showing signs of recovery to date in 2005 as discussed in further detail below under the caption "Resort results of operations for the three and six months ended March 31, 2005 and 2004," it does not appear from the projections provided by Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. We continue to work diligently with the Resort manager, Westin, to identify opportunities to improve the cash flow situation at the Resort. Further, we are currently seeking a buyer for the Resort. Due to its current working capital deficit, the Resort has requested a capital infusion from us which we expect to fund in the near term. The funding is expected to be in the range of $500,000 to $750,000. We intend to use the initial draw of $1.0 million on our recently amended Textron revolving line of credit to fund such amount.

        We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort. The amount outstanding under this note at June 30, 2005 was approximately $2,323,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. On January 30, 2005, the borrower exercised its option for a one year extension on the maturity of the note. As a result of the extension of the term of this note, the maturity date is now January 30, 2006. Effective as of the date of the extension, the interest rate increased to prime plus 5% until the new maturity date of January 30, 2006.

        In the event that we are unable to sell our remaining assets as planned, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due is based on the assumption that our chief executive officer will not require payment of outstanding performance milestone payments owed by us to him prior to our realizing net cash proceeds from asset sales sufficient to do so. As of June 30, 2005, we owed our two most senior executive officers a total of approximately $1,678,000 in milestone payments and accrued interest on such milestone payments and we also owed a substantial sum in legal fees. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to those parties. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive offers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations.

        See discussion of our obligations to the holder of our preferred stock in note 9 to our condensed consolidated financial statements under Item 1 above and also below under the caption "Risk Factors".

Cash flows for the six months ended June 30, 2005 and 2004

        Cash flow provided by operating activities for the six months ended June 30, 2005 was $1,491,000 compared to cash flow used in operating activities for the six months ended June 30, 2004 of $991,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The increase in the cash flow provided by operating activities for the six months ended June 30, 2005 compared to the same period in the prior year was due to the contribution of the net income from the financial performance of the Resort. The Resort's peak season is the first quarter of each year, however, we did not have title to the Resort during this period in 2004 and its performance was not included in the results for the six months ended June 30, 2004. Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001, and subsequently adjusted based on payments and updated estimates of future liabilities.

        We incurred approximately $450,000 in capital expenditures at the Resort and $42,000 in capital expenditures at the other golf courses that we owned and managed during the six months ended June 30, 2005 compared to $18,000 in total capital expenditures for the six months ended June 30, 2004. Additionally, during the six months ended June 30, 2004, notes receivable increased by $15,000.

        During the six months ended June 30, 2005, we did not incur any additional debt; however, during the six months ended June 30, 2004 we drew $1,090,000 under our revolving line of credit. During the six months ended June 30, 2005, the Resort paid approximately $545,000 under its capital lease obligations. We did not make any payments against our capital lease obligations during the same period in 2004 primarily due to the fact that we did not have title to the Resort during the six months ended June 30, 2004.

Tax Consideration

        We do not currently project any income tax liability for the remainder of our liquidation as a result of our net losses for 2002, 2003 and 2004 and our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

        As of June 30, 2005, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$1,971	$1,678	$293	$—	$—
Series A Preferred Stock and accrued dividends(1)	24,914	24,914	—	—	—
Elk Funding Loan	764	—	764	—	—
Textron revolving line of credit	2,220	2,220	—	—	—
Liquor license note payable (applies to a certain managed golf course)(2)	149	10	139	—	—
Operating lease agreements at the managed golf courses	540	222	308	10	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	7	3	4	—	—
Lease agreements for GTA corporate office	46	45	1	—	—

Subtotal of our obligations excluding those of the Resort	30,611	29,092	1,509	10	—

Master lease agreement (with the condominium owners)	7,862	534	3,097	4,231	—
Management agreements(3)	22,450	1,900	5,700	3,283	11,567
Troon supplemental fee	800				800
Operating and capital leases	2,492	705	1,766	20
Significant open purchase orders(4)	206	206
Service agreements and other	1,721	1,341	295	85

Subtotal of the Resort's obligations	35,531	4,686	10,858	7,619	12,367

Total of our consolidated obligations	$66,142	$33,778	$12,367	$7,629	$12,367

(1)
The series A preferred stock and accrued dividends of approximately $24,914 are reflected in the "Less than 1 year" column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. The $24,914 figure excludes accrued dividends of $3,750 payable to the holder of the series A preferred stock if we do not redeem the series A preferred stock prior to November 30, 2005. See further discussion below under the caption "series A preferred stock."

(2)
Included in accrued expenses on the statement of net assets in liquidation.

(3)
If the Westin management agreement is terminated pursuant to its terms prior to its expiration date of December 31, 2017, a minimum termination fee of $5,500 will be due upon termination in lieu of the management agreement fees.

(4)
Reflects open purchase orders which individually exceed $25.

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

Commitments

        Series A Preferred Stock.    See discussion of our obligations to our holder of the series A preferred stock in Item 1, notes 1 and 9 above to our condensed consolidated financial statements herein and also below under the caption "Risk Factors".

Inflation

        We believe that inflation does not pose a material risk to us. Our main source of cash flow is golf course dispositions which are not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the series A preferred stock, accrues at a fixed rate. Although some of our obligations (such as the salary of our chief executive officer) automatically adjust for inflation, some of our rights are similarly indexed. Our room rates at the Resort and our golf course fees at the Resort and at the other properties that we own and manage are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons' yearly membership privileges.

Seasonality

        The golf industry is seasonal in nature. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004, may reduce revenues for the Resort in the period from late summer through early fall by negatively impacting reservations in comparable periods. In October 2003, the Resort hosted, and is expected to host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues increase in the fourth quarter, however, they are generally the greatest during the first quarter with guests coming from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        We have recorded the value of the Resort and our remaining golf courses at our best estimates of fair value as of August 8, 2005; however, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses. As a result, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be less than our earlier projections.

Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to holders of our common stock.

        After we took possession of the Resort on July 16, 2004 pursuant to our Settlement Agreement with Westin and our former borrower, we were required to allocate the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort. As part of this allocation process, we engaged the same third-party experts that prepared the asset study that we commissioned in July 2003 to update this study. This study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, and non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at the date that we took title to the Resort, for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the Resort asset under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the then participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. As of June 30, 2005, we have recorded no additional write-downs. We have identified our valuation of the Resort asset as a critical accounting estimate, and it is discussed under the caption "Application of Critical Accounting Policies."

        While we have obtained additional information regarding the valuation of the Resort as a result of the valuation study by our independent financial advisor, the valuation of the Resort is still subject to uncertainty. We do not believe we are able at this time to project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidating period. The factors giving rise to this uncertainty include, without limitation, the following:

  •
  recent improvement in the financial performance of the Resort that we have observed since we took title to it in July 2004 may not continue;

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

  •
  historical uncertainty surrounding the future of the Resort and the level of Westin's involvement upon the prospective sale of the Resort may create uncertainty for corporate meeting planners contracting for large corporate groups, and any such uncertainty may be used as a competitive advantage by our competitors when marketing their hotels against the Resort; and

  •
  continued threats of terrorism and the impact thereof on the travel and lodging industry.

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

We have received offers froma number of bidders who have expressed an interest in purchasing the Resort. Those offers are subject to consideration by the Special Committee of our Board, receipt of a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., and the execution of a binding purchase agreement, and, therefore, we cannot assure you that we will enter into a binding purchase agreement or, if we do so, that all conditions to closing will be satisfied and that the transaction will close.

        We currently have received indications of interest from several bidders regarding the acquisition of the Resort; however, at the present time we have not entered into a binding agreement providing for the sale of the Resort. Those offers are subject to consideration by the Special Committee of our Board, the receipt of a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., and the execution of a binding purchase agreement, and, therefore, we cannot assure you that we will enter into a binding purchase agreement or, if we do so, that all conditions to closing will be satisfied and that the transaction will close.

We have entered into an Option Agreement with the holder of our series A preferred stock which contemplates that the holder will permit us to repurchase all of the holder's series A preferred stock for less than the current liquidation preferences afforded to those shares. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our expectation of the option agreement.

        On March 24, 2005, we executed a letter and on May 6, 2005, we executed an Option Agreement with the holder of our series A preferred stock, AEW, in which AEW agreed that we shall have an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. As a result, we have not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets based upon our assumption that we will exercise that option prior to November 30, 2005.

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

        On July 15, 2004, we entered a Settlement Agreement relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations. We recently received a demand from Westin under the Management Agreement to fund at least $700,000 to offset a shortfall in cash flow at the Resort. We intend to fund an amount we believe to be acceptable.

        Although the revenues of the Resort have begun to increase after we took title to the Resort following the end of the second quarter of 2004, we cannot guarantee that the Resort's future performance will continue to show improvement. Our recovery with respect to this asset might be significantly delayed, and the net proceeds that we ultimately receive upon a sale of the Resort might be less than our current estimate of the Resort's fair value, if we do not continue to improve the Resort's financial performance. In such an event, our liquidating distributions to holders of our common stock would be reduced. Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success under the Settlement Agreement or the future success of the Resort.

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

  •
  continuing imbalance in supply and demand in the golf course industry; and

  •
  changes in real estate tax rates and other operating expenses.

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

        We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are sixteen quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board's decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock. The Option Agreement executed between us and AEW on May 6, 2005 does not impact AEW's right under the voting agreement as described above to appoint two new directors to our board should they desire to do so.

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

        In the event that we are unable to sell the Resort and our other remaining golf courses as planned, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of August 8, 2005, we owed our two most senior executive officers a total of approximately $1,678,000 in milestone payments and accrued interest on such milestone payments and we also owed a substantial sum in legal fees.

        Further, given that the Resort's only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to establish self-sufficiency in the near term, we may be required to seek to provide additional capital to the Resort. We recently received from Westin a demand under the Management Agreement to fund at least $700,000 to offset a shortfall in the cash flow of the Resort. We intend to fund an amount we believe to be appropriate.

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

Risks Relating to the Resort

The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the rental pool participants.

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

        As owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the rental pool units. If this were to occur, we would be in breach of our obligations to the participants in the rental pool, and we might face successful legal challenges which would reduce our funds available for liquidating distributions.

In the event that the Resort does not provide sufficient cash flow to us, we may be forced to reduce capital expenditures and improvements at the Resort, diminishing the value of the rental pool units.

        As the owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we may be exposed to liabilities and expenditures exceeding our expectations or ability to pay. In the event cash flow is insufficient to fund planned improvements, the ability of the participants to rent their units may decline. A decline in the rental rates that can be charged for the units or related vacancies resulting from our inability to make necessary capital expenditures may cause the value of the rental pool units to decline.

The number of Rental Pool units may decline if current owners find alternative uses of the units more attractive than participating in the rental pool, reducing the number of available Rental Pool units and diminishing the value of the remaining Rental Pool units.

        Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that they are better off financially by renting their units to longer term tenants, or by living in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher.

Unusual weather patterns experienced in Florida during 2004 could cause depressed bookings for the Resort.

        We expect that bookings at the Resort in late summer and fall 2005 may be adversely affected as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the Resort. Any reduction in revenues for the Resort resulting from lower bookings may reduce the liquidating distributions available to the holders of our common stock.

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

An unfavorable result in the Land Use Lawsuit could impair the value of Parcel F and the Resort, thereby reducing the liquidating distributions to holders of our common stock

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15 (the Land Use Lawsuit). See further discussion of this matter in Part II, Item 1 "Legal Proceedings."

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

In the event of unfavorable rulings by OSHA, the EEOC, the NASD or the FDRE against our subsidiaries based on complaints filed by a former employee of GHSI could result in fines and penalties, which could negatively impact the funds available for liquidating distributions.

        In July 2005, we received a series of notices of complaints from a single former employee, as follows: (i) our subsidiary GHSI received from the Department of Labor, Occupational Safety and Health Administration, or OSHA, notice that this former employee is alleging violations of Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accounting Act; (ii) our wholly-owned subsidiary, GTA-IB, received notice from the U.S. Equal Employment Opportunity Commission, or EEOC, of an alleged charge of discrimination by this former employee; (iii) GHSI received notice that this former employee has filed a complaint with the National Association of Securities Dealers, Inc., or NASD, alleging violations of applicable rules and of federal and state securities statutes; and (iv) GHSI received notice that this former employee had filed with the Florida Division of Real Estate, or FDRE, a complaint alleging that GHSI had failed to pay real estate commissions owed to him and wrongfully terminated him, among other complaints, in violation of applicable state and federal law.

        We expect to vigorously defend against each of the claims of this former GHSI employee filed with OSHA, the EEOC, the NASD and the FDRE. In the event that we do not prevail upon these claims, we could be subject to fines, penalties and other administrative remedies which could harm our results of operations and ability to pay distributions to our stockholders, and the NASD could suspend GHSI's license or the FDRE could revoke GHSI's license as a Corporation Real Estate Broker, preventing GHSI from acting as a real estate broker for the sale of condominiums participating in the Rental Pool.

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

  •
  the availability of capital to allow us to fund renovations and investments at the Resort; and

  •
  the financial condition of the airline industry and the impact on air travel.

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

The Resort must compete for customers.

        The hotel industry is highly competitive. The Resort competes for customers with other hotels and resorts. Some competitors of the Resort may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and the promissory note payable to Elk Funding. At August 8, 2005, the total outstanding debt subject to interest rate exposure is $2,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $7,000 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using derivative commodity instruments.

        Reference is made to Notes 6 and 10 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

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

        As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Subject to the limitations mentioned above, our chief executive officer and our chief financial officer concluded that as of June 30, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings.

        We are currently involved in (or affected by) the following legal proceedings:

Complaints by a former employee of GHSI

  OSHA Complaints

        In July 2005, our subsidiary, Golf Host Securities, Inc., or GHSI, received from the Department of Labor Occupational Safety and Health Administration, or OSHA, notice that a former employee of GHSI had filed a complaint with OSHA alleging that GHSI had violated Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accountability Act. OSHA requested that GHSI respond to the allegation that GHSI violated the referenced Acts.

        There does not appear to be a specific demand in this claim for compensation. Monetary demands have been made in the past by this former employee and his counsel; however those demands have been rejected. We have until August 26, 2005 to respond to this claim.

  EEOC Complaints

        In July 2005, GTA-IB, our wholly-owned subsidiary, received from the U.S. Equal Employment Opportunity Commission, or EEOC, a notice of a charge of discrimination by a former employee of GHSI. The EEOC has requested that GTA-IB provide to it in July 2005 a statement of its position on the issues covered by the former employee's charge and copies of supporting documentation. The former employee of GHSI alleged in his charge of discrimination that the termination of his employment with Golf Host Securities, GTA-IB's subsidiary, was the result of unlawful discrimination by GTA-IB in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act.

        There does not appear to be a specific demand in this claim for compensation. Monetary demands have been made in the past by this former employee and his counsel; however, those demands have been rejected.

  NASD Complaints

        In July 2005, our subsidiary, GHSI, received notice that a former employee of GHSI had filed a complaint with the National Association of Securities Dealers, Inc. or NASD, against GHSI for violations of the rules thereof and federal and state securities statutes. This former employee included in his claim an allegation that GTA-IB had ignored his complaints that GTA-IB's actions were violations of law, and asked the NASD to revisit its approval of GTA-IB's ownership of GHSI.

        There does not appear to be a specific demand in this claim for compensation. Monetary demands have been made in the past by this former employee and his counsel; however, those demands have been rejected.

  FDRE Complaints

        In July 2005, our subsidiary, GHSI, received notice that a former employee of GHSI had filed a complaint with the Florida Division of Real Estate, or FDRE, against GHSI for an alleged failure to deliver commissions of $13,263 allegedly owed to this former employee. This former employee also alleged that (i) officers of GTA-IB violated Florida Statute 475, as well as other federal and state statutes and the regulations of various regulatory agencies, and that (ii) GTA-IB's actions violated, among other federal and state laws, the whistleblower protections under state and federal law, and the Age Discrimination in Employment Act and Florida Civil Rights Act prohibiting age discrimination.

        This former employee of GHSI has made a specific demand for $13,263 in his complaint to the FDRE; however, monetary demands made in the past by this former employee and his counsel have been rejected.

Young Complaints

        On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with three former BDO partners) and our company (together with our executive officers).

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

        Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we filed a motion on behalf of GTA (together with our executive officers) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs' complaint. The plaintiffs' filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants' motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant's Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate's report and recommendation, and granted the BDO defendants' Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. Since the scheduling order was entered, the parties to the litigation have been engaged in the exchange of discovery. Recently, we have entered in to preliminary discussions with the plaintiffs' counsel regarding possible dismissal of the action against us and our executive officers. At this time, we are unable to assess the likely outcome of this occurrence on the litigation.

Black Bear Golf Course

        The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff is not seeking specific monetary damages, however, the damages sought are expected to be in excess of $15,000 because that is the minimum amount required for a plaintiff to bring such an action in circuit court in the state of Florida. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. We are currently investigating both the liability and damage aspects of this case, but we do not expect to find any liability. Formal discovery will commence soon. At this time, we are unable to assess the likely outcome of this litigation.

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

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. As of August 8, 2005, this motion has not yet been heard.

Land Use Lawsuit

        On March 10, 2005, in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium

Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property, and land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 and the court approved the Motion to Intervene. On April 5, 2005, the defendants filed a Motion to Dismiss and Motion to Strike certain counts of the Complaint. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On April 26, 2005, the Court granted the Defendent's Motion to Dismiss and Motion to Strike. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion.    On May 6, 2005 we filed a Motion to Dismiss the Luckey suit. This motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005 a case management conference was held before Judge Brandt Downey, the judge who is now presiding over this case. At that hearing, Judge Downey scheduled a hearing on the defense motions for summary judgment for August 30, 2005 and a trial starting December 12, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to avoid any prejudice to those rights as they relate to Parcel F and the Resort in general. See further discussion of the Land Use Lawsuit under "Risk Factors."

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed amodified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, we filed with the Missouri Supreme Court an application to transfer the case to that court. The Missouri Supreme Court has not yet acted on the application for transfer. At this time, we are unable to assess the likely outcome of this litigation.

Routine Litigation

        In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. We have in the past been, and expect to continue in the future to be, subject to proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Since we are now either the operator or owner of our remaining golf courses, we maintain insurance for these purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        As previously reported, on July 21, 2003 we defaulted on our obligation, under our voting agreement with the holder of our series A preferred stock, to redeem the series A shares within 60 days of the holder's May 23, 2003 demand. As a result, the aggregate series A dividend rate increased from $462,500 per quarter to $625,000 per quarter and the preferred stock holder has a right to appoint two directors to our board of directors. The preferred stock holder has that same right under our the Series A Articles Supplementary (our charter document relating to the preferred stock) because we have not paid a preferred stock dividend since the third quarter of 2001 and such right arises when preferred stock dividends are in arrears for six or more quarters. The holder of our preferred stock has informed us that it does not currently intend to exercise that right. However, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement). As of May 6, 2005, and pursuant to the Option Agreement executed on May 6, 2005 and filed as Exhibit 10.35 to our Form 8-K filed on May 9, 2005, the total amount owed on our series A preferred stock is $24,914,000 provided that we redeem our series A preferred stock on or before.the expiration of our redemption right contained in the Option Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended June 30, 2005.

ITEM 5. OTHER INFORMATION

        On August 4, we executed loan documents with Textron Financial Corporation, or Textron, to amend our existing revolving loan with Textron. This amendment is discussed in detail in our Current Report on Form 8-K filed on August 9, 2005.

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

GOLF TRUST OF AMERICA, INC., registrant

	By:	/s/W. Bradley Blair, II
Date: August 15, 2005		President and Chief Executive Officer

	By:	/s/Scott D. Peters
Date: August 15, 2005		Senior Vice President and Chief Financial Officer

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
10.1.4	*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through August 8, 2005.
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
10.5	Form of Participating Lease Agreement (previously filed as Exhibit 10.2 to our company's Registration Statement on Form S-11, filed January 15, 1997, and incorporated herein by reference).

10.6	†
1997 Non-Employee Directors' Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).
10.7	†
1997 Stock Incentive Plan (the "Original 1997 Plan") of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our company's Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).
10.8	†
1997 Stock-Based Incentive Plan of Golf Trust of America, Inc. (the "New 1997 Plan") (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.9	†
Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.10	†
Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our company's Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).
10.11	†
General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).
10.12	†
Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our company's Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).
10.13	†
1998 Stock-Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our company's definitive proxy statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).
10.14	†
Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company's Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).
10.15	†
Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company's Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).
10.16.1	†
First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.16.2	†
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.16.3	†
Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II,, dated as of March 22, 2004 (previously filed as Exhibit 10.16.3 to our company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).
10.17.1	†
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company's Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).
10.17.2	†
Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.17.3	†
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

10.22.3
Amended and Restated Loan Agreement, dated as of August 4, 2005, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.3 to our company's Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).
10.22.4
Notice of Future Advances, Note Mortgage, Security Agreement, and Fixture Filing, dated as of August 4, 2005, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.4 to our company's Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).
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
10.30.1
Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C. (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).
10.30.2	*	First Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC (formerly known as Innisbrook F, LLC).

10.30.3	*
Second Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, LLC (formerly known as Golf Host Resorts, Inc.), Golf Trust of America, L.P., GTA-IB, LLC and Parcel F, LLC (formerly known as Innisbrook F, LLC).
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
10.33	†
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

QuickLinks

GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Six Months Ended June 30, 2005 INDEX
Cautionary Note Regarding Forward-Looking Statements
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) AS OF JUNE 30, 2005 (unaudited) AND DECEMBER 31, 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Six Months Ended June 30, 2005 and 2004 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Six Months Ended June 30, 2005 and 2004
RISK FACTORS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX