Form 10-Q
period 2005-09-30
GOLF TRUST OF AMERICA INC
filed 2005-11-14
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        On November 11, 2005, there were 7,317,163 common shares outstanding of the registrant's only class of common stock. On November 11, 2005, there were 800,000 shares outstanding of the registrant's 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant's only class of outstanding preferred stock.

The Exhibit Index begins on page 64.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2005

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Quarterly Report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Westin Innisbrook Golf Resort, or Resort, and whether the transactions contemplated in our non-binding agreement for the sale of the Resort will close, with any certainty. Accordingly, our projections in this Quarterly Report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders' interests. Many important factors that could cause such a difference are described under the caption "Risk Factors," in Part I, Item 2 of this Quarterly Report, which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands)
ASSETS
Real estate—held for sale	$58,837	$57,827
Cash and cash equivalents	2,824	3,919
Receivables—net	4,268	4,995
Other assets	4,350	4,421

Total assets	70,279	71,162

LIABILITIES
Debt	4,891	3,697
Accounts payable and other liabilities	10,296	10,521
Other obligations	11,161	11,117
Dividends payable	4,914	4,914
Reserve for estimated costs during the period of liquidation	5,363	5,868

Total liabilities	36,625	36,117
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000

Total liabilities and preferred stock	56,625	56,117

NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$13,654	$15,045

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$14,532	$25,057
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating loss	(2,464)	(1,745)
Net interest expense	(361)	(338)
Decrease in fair value of real estate	—	(4,393)
Decrease in reserve for estimated liquidation costs and capital expenditures	1,947	—

Subtotal of adjustments to liquidation reserve	(878)	(6,476)
Preferred dividend accrual	—	(625)
Value of common stock redeemed	—	(888)

Changes in net assets in liquidation	(878)	(7,989)

Net assets in liquidation, end of period	$13,654	$17,068

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$15,045	$27,283

Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	1,155	(2,134)
Net interest expense	(988)	(298)
Decrease in fair value of real estate	—	(4,668)
Increase in reserve for estimated liquidation costs and capital expenditures	(1,454)	(19)

Subtotal of adjustments to liquidation reserve	(1,287)	(7,119)
Preferred dividend accrual	—	(1,875)
Value of common stock redeemed	(104)	(1,221)

Changes in net assets in liquidation	(1,391)	(10,215)

Net assets in liquidation, end of period	$13,654	$17,068

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	$(1,391)	$(10,215)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities:
Increase in liquidation reserve and decreases in fair value of real estate and non-real estate assets	1,454	4,687
Cancellation value of common stock and OP units	104	1,221
Preferred dividend accrual	—	1,875
Provision for bad debts	33	26
Non-cash interest	591	198
Other changes in operating assets and liabilities	197	622
Decrease in liquidation liabilities	(1,867)	(2,315)

Net cash used in operating activities	(879)	(3,901)

Cash flows from investing activities:
Resort and golf course improvements	(686)	(88)
Net proceeds from golf course dispositions	—	3,983
Cash acquired in Resort settlement	—	1,764
Decrease in notes receivable	272	—

Net cash (used in) provided by investing activities	(414)	5,659

Cash flows from financing activities:
Borrowings under revolving line of credit and proceeds from loan	1,000	4,100
Repayments on debt and capital lease obligations	(802)	(1,291)

Net cash provided by financing activities	198	2,809

Net (decrease) increase in cash	(1,095)	4,567
Cash and cash equivalents, beginning of period	3,919	601

Cash and cash equivalents, end of period	$2,824	$5,168

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$467	$232
Non-cash transactions:
Cancellation of note receivable	$99	$547
Assets acquired through capital lease	$416	$409

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three and Nine Months Ended September 30, 2005 and 2004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Plan of Liquidation and the Resort

        On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. The plan of liquidation gives our board of directors the power to sell any and all of our assets without further approval by our stockholders. The plan of liquidation constrains our ability to enter into sale agreements that provide for gross proceeds below the low end of the range of gross proceeds that our management initially estimated would be received from the sale of such assets. However, a fairness opinion, an appraisal or other satisfactory evidence may be obtained by our board of directors to determine that the proposed sale is in our best interest and the best interests of our stockholders. As of November 11, 2005, pursuant to the plan of liquidation, the Company had sold 40 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests.

        On July 15, 2004, the Company entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, and Golf Host Resorts, Inc., or our former borrower, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort, or the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 "Business Combinations". As a result of the settlement, the financial results of GTA-IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements commencing July 16, 2004.

        The Company had previously entered into an agreement with the former borrower and the prospective purchaser of a parcel of undeveloped land within the Resort which is known as Parcel F and owned by our former borrower. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on Parcel F to avoid interference with the operations of the Resort. On August 10, 2005, the Company entered into an amendment to the Parcel F Development Agreement which the Company believes will allow the Company to better manage the location of the Parcel F access road and adds the Company's subsidiary, GTA-IB, LLC, as a party to the Parcel F Development Agreement.

        On January 21, 2005, in the interest of seeking to accelerate the finalization of our liquidation, the Company engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as its exclusive financial advisor to provide financial advisory services to it in furtherance of the Company's stockholder-approved plan of liquidation. The Company's liquidation may occur through the sale of its assets, a merger or otherwise in order to allow it to maximize value to its stockholders. In addition, subject to appropriate approvals, the Company may pursue a recapitalization. In this Quarterly Report, the Company refers to the type of transaction discussed in the prior two sentences as an exit transaction. In addition, the Company's board of directors formed a Special Committee comprised of all three of its independent directors to consider certain matters relating to the liquidation and Houlihan Lokey's services in evaluating an exit transaction. Houlihan Lokey's work as the Company's financial advisor in furtherance of accelerating the finalization of its liquidation is ongoing. The

Company's Special Committee has and expects to continue to receive regular status reports from Houlihan Lokey regarding the status of the liquidation. In that regard, the Company has received several bids to acquire the Resort and, during the period ended September 30, 2005, was negotiating the terms of alternative purchase and sale agreements.

        After the end of the third quarter of 2005, the Company and certain of its affiliates entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with CMI Financial, LLC, or CMI, relating to the sale of the Resort for a purchase price of $45,000,000 in cash, subject to certain adjustments based on the net working capital requirements. The Asset Purchase Agreement is subject to termination by CMI for any or no reason, without penalty, prior to November 25, 2005. Even if CMI does not exercise its right to terminate the Asset Purchase Agreement, the closing of the transactions contemplated by the Asset Purchase Agreement will be subject to customary closing conditions, including, among others, consideration by the Company's Board of Directors and receipt of a satisfactory fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. In the event that the transactions contemplated by the Asset Purchase Agreement are not consummated, among other costs, the Company would be required to accrue, and ultimately pay in its liquidating distributions to AEW, an additional $5,000,000 to reflect preferred dividends of $625,000 per quarter for the period from January 1, 2004 through December 31, 2005, plus an additional accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW. See Note 10, Subsequent Events, for further discussion of the current status of the sale of the Resort.

        On April 29, 2005, Westin Management South's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General, or the Assurance. The Assurance provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood hotel owners and franchisees from certain claims and liability relating to these automatic fees. Although the Company is not a party to the agreement, our results of operations could be affected as a result of the reduction or elimination of these automatic fees charged at the Resort. In its capacity as the Resort's manager, Westin Management South, or Westin, has implemented certain steps to mitigate to some degree the potential impact of the Assurance on the Resort's operating results for periods subsequent June 30, 2005, the date when the Resort discontinued charging the automatic fees to its guests.

        On August 9, 2005, in a matter related to the Assurance, we executed a settlement election form which formalized our willingness to participate in Starwood's negotiated Automatic Hotel Charges Settlement regarding the settlement of class action law suits filed by private plaintiffs against Starwood for charging certain automatic fees to its guests. Based upon information known to us at this time, we do not believe that our participation in this settlement will have a material adverse impact on our financial results.

        On May 6, 2005, the Company entered into an agreement, or the Option Agreement, with AEW Targeted Securities Fund, L.P., or AEW, relating to 800,000 shares of the series A preferred stock held by AEW. The Option Agreement, among other things, grants us the option to purchase, on or before November 30, 2005, all 800,000 shares of preferred stock (including the corresponding liquidation preferences) held by AEW for a price of approximately $24,914,000. The Option Agreement also provides that in the event that AEW exercises any redemption right on or before November 30, 2005, or in the event that the Company consummates a transaction that would give AEW a right to liquidation preference payments prior to November 30, 2005, the applicable aggregate redemption price or liquidation payment on the preferred stock shall be approximately $24,914,000. Finally, the Option Agreement provides that AEW shall provide, at our request, its consent or approval to a merger, acquisition, recapitalization, asset sale or similar transaction proposed by us. As discussed further in

Note 10, subsequent to the end of the third quarter, the Company entered into a letter agreement with AEW, or the Amendment, amending the terms of the Option Agreement.

2.     Organization and Basis of Presentation

        The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust, or REIT; however, as of fiscal year 2002 the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, the Company sold its last property (3.5 golf courses) that was subject to a participating lease. In its SEC filings, the Company often states golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 11, 2005, the Company owns three properties which represent seven golf courses. Two of these properties (3.0 golf courses) are owned and managed by the Company, while the Resort is managed by Westin. The four golf courses at the Resort are currently managed by Troon Golf, L.L.C., or Troon, through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender. Upon the execution of the Settlement Agreement with its former borrower on July 15, 2004, the Company obtained ownership of the Resort. The Company presently holds its three properties (7.0 golf courses) in fee simple. Four of the Company's golf courses are located in Florida, two in South Carolina, and one in New Mexico. Title to the Company's golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. The Company refers to Golf Trust of America, L.P. as our "operating partnership" or "OP" and the Company refers to the operating partnership and ourselves (together with all subsidiaries) collectively as "we", "us" or our "Company." The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through its wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, the Company holds a 99.6 percent interest in our operating partnership as of November 11, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of GTA GP, GTA LP, the operating partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

        As a result of the adoption by the Company's board of directors of our plan of liquidation and approval of that plan by the Company's stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company's assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of September 30, 2005 relies on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company's other assets and liabilities under the liquidation basis of accounting are based on our management's estimates as of September 30, 2005.

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

        The change in net assets in liquidation of approximately $878,000 for the three months ended September 30, 2005 was due to an increase in the liquidation reserve for legal fees, financial advisor expenses and severance costs expected to be incurred throughout the balance of the liquidation period. The change in net assets in liquidation of approximately $1,391,000 for the nine months ended September 30, 2005 was due to the $1,287,000 increase in the liquidation reserve and the cancellation of the note receivable, discussed above, from Mr. Peters in favor of the Company. This note, carried at $99,000 at December 31, 2004, was cancelled in exchange for the assignment to us of 55,625 shares of the Company's common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005 and cancelled as of that date.

        The net assets of approximately $13,654,000 at September 30, 2005 would result in a liquidation distribution per share of approximately $1.88. This $1.88 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining three assets, including the Resort. See Note 10, Subsequent Events, for discussion of the status of the sale of the Resort and the potential impact of such sale on the net assets available for liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $1.88 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. The number of shares expected to be cancelled total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, the Company is required as an accounting matter to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized net proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. In addition, the Company has contemplated the operating results of the Resort and our other three managed courses in our liquidation reserve and have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors, other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. The Company has not recorded a liability for the accrual of 2004 and 2005 quarterly preferred dividends in our net assets pursuant to the Option Agreement with AEW and the subsequent Amendment thereto. In the event that the Company does not close an exit transaction by December 30, 2005 as contemplated in the Option Agreement, as amended by the Amendment with AEW, an accrual of $5,000,000 would be recorded to reflect preferred dividends of $625,000 per quarter for the period January 1, 2004 through December 31, 2005, plus an additional accrual of $625,000 per quarter for preferred dividends through the then-contemplated date of the exit transaction absent AEW's agreement to extend the option exercise date in the Amendment and the Option Agreement beyond the current expiration date of December 30, 2005. See Note 10, Subsequent Events, for further information. This would reduce the net assets available to stockholders in liquidation and, correspondingly, the estimated liquidation distribution per share. These projections could change materially based on the timing of any asset sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amounts projected. The Company expects that these accruals will be adjusted from time to time as projections and assumptions change.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve):

			Increases in the Liquidation Reserve
	December 31, 2004	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	September 30, 2005
					(unaudited)
Severance	$1,659,000	$—	$—	$162,000	$1,821,000
Professional fees	1,398,000	(1,288,000)		1,064,000	1,174,000
Financial advisor fees	1,050,000	(183,000)		61,000	928,000
Capital expenditures	10,000	(96,000)		97,000	11,000
Other	1,751,000	(392,000)	167,000	(97,000)	1,429,000

Total	$5,868,000	$(1,959,000)	$167,000	$1,287,000	$5,363,000

        Included in the accrued severance amounts above are performance milestone payments due, but not yet paid, to our executives pursuant to their amended and restated employment agreements. The Company expects that the performance milestone payments aggregating approximately $1,399,000, plus accrued interest, will be paid in due course; however, there are no remaining conditions to such payment. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments made. The increase in the adjustments to the liquidation reserve is to provide a provision for legal fees to be incurred in (i) the negotiation of the Asset Purchase Agreement and through and including the consummation of the sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of our plan of liquidation and wind-up of the Company.

        Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, our operating results of our company are summarized and reflected in the table below:

	For the three months ended September 30,
	2005	2004
	(unaudited)
Revenues
Revenue from Resort and managed golf course operations	$7,329,000	$7,036,000

Expenses
General and administrative	261,000	405,000
Direct expenses from Resort and managed golf course operations	9,532,000	8,376,000

Total operating expenses	9,793,000	8,781,000

Operating loss	(2,464,000)	(1,745,000)
Interest expense—net	(361,000)	(338,000)

Operating loss and interest	$(2,825,000)	$(2,083,000)

	For the nine months ended September 30,
	2005	2004
	(unaudited)
Revenues
Revenue from Resort and managed golf course operations	$35,837,000	$10,249,000

Expenses
General and administrative	792,000	1,170,000
Direct expenses from Resort and managed golf course operations	33,890,000	11,213,000

Total operating expenses	34,682,000	12,383,000

Operating income (loss)	1,155,000	(2,134,000)
Interest expense	(988,000)	(298,000)

Operating income (loss) and interest	$167,000	$(2,432,000)

3.     Summary of Significant Accounting Policies

Interim Statements

        The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders' approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

4.     Commitments and Contingencies

Other Litigation

  Land Use Lawsuits

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, (or Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, (or Defendants), Case No. 043388CI-15. The Company refers to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs have filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort and owned by third-parties. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property and, our land use and development rights with respect to Parcel F. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit, or the Subsequent Land Use Lawsuit, was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005, the Company filed a Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, the Company has filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the Defendants' favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the Plaintiffs in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan.

        The Defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs' Demand for Jury Trial. Thereafter, the Plaintiffs dismissed their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for a non-jury trial during December 2005.

        In addition, the Plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005.

        As an intervenor in the Initial Land Use Lawsuit, the Company will seek to obtain a ruling from the court which preserves and protects our property, our land use and development rights with respect to Parcel F in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

        In the event that the Defendants in the Land Use Lawsuits do not prevail, the Company may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, the Company may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F could be harmed. In addition, failure by the Defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that the Company may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, the Company might lose all or substantially all of those rights with respect to the remaining units.

  Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. To the extent that the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of $1,276,123, plus interest at 10% per annum and attorneys' fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be $151,180 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, the Company filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, on April 5, 2005, the Court of Appeals reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, the Company filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, the Company filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005 the Missouri Supreme Court denied the application for transfer. The case will now return to the Circuit Court for trial on plaintiffs' claim that LOCI performed construction services on, or that benefited, the property of various defendants, including the Company. At this time, the Company is unable to assess the likely outcome of this litigation.

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

5.     Receivables—net

        Receivables—net consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Trade receivables	$1,577,000	$2,073,000
Note receivable taken in sale of asset	2,324,000	2,315,000
Loans to officers—net of allowance of $362,000 at December 31, 2004	—	99,000
Miscellaneous note and other receivables	367,000	508,000

Total	$4,268,000	$4,995,000

        The note receivable is the $2,500,000 note the Company received on January 30, 2003, from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note at any time prior to its maturity, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower's payment of the balance of the note, subject to certain prepayment prohibitions). The note matures on January 30, 2006.

        On September 26, 2005, the note receivable related to the lease termination for the Pete Dye Golf Club, including accrued interest, was paid. This note, including accrued interest, was carried at $280,000 at December 31, 2004.

6.     Debt

	September 30, 2005	December 31, 2004
	(unaudited)
Revolving line of credit	$3,100,000	$2,100,000
Note payable	755,000	718,000
Capital lease obligations	1,036,000	879,000

Total	$4,891,000	$3,697,000

Revolving Line of Credit

        On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. This loan is collateralized by a security interest in the Company's golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The term of the loan is for two years from March 18, 2004, and the interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The maximum borrowing amount permissible of $2,100,000 under the revolving credit line has been outstanding from July 2004 until August 2005 when the maximum borrowing amount permissible was increased as discussed below.

        On August 4, 2005, the Company executed loan documents with Textron to amend our existing revolving loan with Textron. This amendment to the Company's loan continues to be collateralized by a security interest in our Stonehenge golf courses. Pursuant to this amendment, the maximum permissible outstanding loan amount would be expanded from the current maximum amount of $2,100,000 to up to $4,200,000. The additional loan proceeds can be advanced monthly, subject to certain conditions. The term of the loan has been extended from March 18, 2006 until March 18, 2009. In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate continues to be the prime rate (6.75% at September 30, 2005) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line and the Company will pay to Textron a fee of 0.25% per annum of the unused line balance. The funds drawn under this credit line will be used for working capital as needed from time to time as the Company continues to proceed through the plan of liquidation. The initial draw under this amended revolving loan was $1,000,000 and was funded on August 9, 2005. See Note 10, Subsequent Events, for more recent information.

        In connection with the execution of the Amendment, the Company, through its subsidiaries Stonehenge LLC and Golf Trust of America, L.P., collectively the Borrower, entered into a Notice of Future Advance, Note, Mortgage and Loan Modification Agreement with Textron, or the Amended Mortgage, modifying the March 2004 Mortgage, Security Agreement and Fixture Filing (as modified by the Amended Mortgage, the "Security Agreement"). The Security Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of Stonehenge LLC of Golf Trust of America, L.P., failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge, and material judgments. Upon occurrence of a default, Textron is entitled to, among other things, accelerate all obligations of the Borrower and sell certain of the Borrower's assets to satisfy the Borrower's obligations under the Security Agreement and the Amendment.

Note Payable

        In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2,000,000 loan to us in the form of two promissory notes, know as Promissory Note A and Promissory Note B, the latter of which was repaid pursuant to it terms in September 2004. Pursuant to the Company's agreement with Elk Funding, these loans were to fund the Resort's current working capital needs. Promissory Note A is a non-recourse loan in the original principal amount of $700,000, which sum is collateralized by a security interest in our portion of the net proceeds from the ultimate sale of Parcel F. Interest will accrue on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest under Promissory Note A will be due. There are no specific financial reporting covenants in Promissory Note A.

7.     Accounts payable and other liabilities

        Accounts payable and other liabilities consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Accounts payable	$4,010,000	$4,379,000
Accrued payroll	1,236,000	1,065,000
Accrued expenses	1,872,000	2,115,000
Deferred revenue and deposits	3,178,000	2,962,000

Total	$10,296,000	$10,521,000

8.     Investment in Resort and related obligations

        Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets	$4,948,000	$5,580,000
Real estate and Resort assets	50,537,000	49,528,000
Other assets	2,436,000	2,455,000

Total assets	57,921,000	57,563,000
Liabilities
Accounts payable and accrued expenses	7,085,000	8,258,000
Long-term refurbishment	4,644,000	4,600,000
Capital lease obligations	1,036,000	612,000
Other long-term liabilities	6,517,000	6,517,000

Total liabilities	19,282,000	19,987,000

Net investment in subsidiary	$38,639,000	$37,576,000

        Other obligations consists of the following:

Estimated fair value at:	September 30, 2005	December 31, 2004
	(unaudited)
Master Lease Refurbishment Obligation	$4,644,000	$4,600,000
Westin Termination Fee	5,717,000	5,717,000
Troon Supplemental Fee	800,000	800,000

	$11,161,000	$11,117,000

Master Lease Refurbishment Obligation

        When the Company took control of the Resort, as of July 16, 2004, the Company recorded a liability in recognition of the Master Lease Agreement, or MLA, refurbishment program which entitles condominium owners at the Resort who participate in the rental pool to 50% reimbursement of the refurbishment costs of their condominium unit, subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% per annum and paid quarterly. Principal payments began in the first quarter of 2005 and are expected to be paid quarterly through the fourth quarter of 2009.

        Minimum annual principal payments on the refurbishment program are as follows:

2005 (October 1 to December 31)	$182,000
2006	1,091,000
2007	1,455,000
2008	1,818,000
2009	2,182,000

Total	$6,728,000

Westin Termination Fee

        The Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of $5,900,000 upon termination of the Management Agreement. This amount is reduced by $365 per day for each day elapsed from July 15, 2004 until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. As of September 30, 2005, the estimated settlement value of this liability upon the expected sale of the Resort is $5,717,000.

Troon Supplemental Fee

        The Company also executed a new Facility Management Agreement with Troon as of July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000.

9.     Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

        On April 2, 1999, the Company completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., or AEW. The series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into our common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. The Company contributed the net proceeds to our operating partnership in exchange for 800,000 series A preferred OP units with the same terms.

        Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). Under the Company's charter, because the Company has at least six quarters of accrued and unpaid series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to our board of directors beginning at our annual meeting on November 17, 2003, whose terms as directors would continue until the Company fully pays all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our series A charter and the voting agreement.

        On February 22, 2001, the Company entered into a voting agreement with AEW regarding all of the shares of the series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required us to redeem all of the shares of series A preferred stock (for $25 per share, plus dividends accrued and unpaid thereon, through the date of the final redemption payment) promptly after the Company determines in good faith that the Company has received sufficient net proceeds from the disposition of our assets and/or operations to redeem all of the series A preferred shares without violating any legal or contractual obligations.

        Moreover, under the Company's voting agreement with AEW, since the Company did not fully redeem the series A preferred stock by May 22, 2003, AEW or its transferee had the right to require the Company to redeem the series A preferred stock in full within 60 days thereafter, which right they exercised. The Company defaulted on that obligation and, therefore, from July 21, 2003 until the series A preferred stock is redeemed, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although the Company is permitted to continue to accrue such dividends without paying the same on a current basis, the accrued dividends must be paid in full prior to any distribution to holders of its common stock, which will reduce the Company's cash available for liquidating distributions to holders of its common stock.

        On March 24, 2005, the Company executed a letter agreement with AEW in which AEW agreed that it will execute for the Company's benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of the Company's series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred stock as of its exercise of the option. This letter agreement was executed in contemplation of an exit transaction. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods.

        In furtherance of the aforementioned March 24, 2005 letter, on May 6, 2005 the Company entered into the Option Agreement with AEW relating to its 800,000 shares of series A preferred stock. The Option Agreement, among other things, grants the Company the option to purchase, on or before November 30, 2005, all 800,000 shares of preferred stock (including the corresponding liquidation preferences) held by AEW for a price of approximately $24,914,000. The Option Agreement also provides that in the event that AEW exercises any redemption right on or before November 30, 2005, or in the event that the Company consummates a transaction that would give AEW a right to liquidation preference payments arises on or before November 30, 2005, the applicable aggregate redemption price or liquidation payment on the preferred stock shall be the approximately $24,914,000. Finally, the Option Agreement provides that AEW shall provide, at the Company's request, its consent or approval to a merger, acquisition, recapitalization, asset sale or similar transaction proposed by the Company. This Option Agreement was amended on November 11, 2005. See Note 10, Subsequent Events, for further discussion of this amendment.

10.   Subsequent Events

        On October 27, 2005, the Company, the Company's operating partnership, Golf Trust of America, L.P., or the Parent, and the Parent's subsidiaries GTA-IB, LLC, or the Seller, GTA-IB Golf Resort, LLC, or the Holding Company, GTA-IB Condominium, LLC, or the Condo Owner, and GTA-IB Management, LLC, or the Management Company, and, collectively with the Company, the Parent, the Seller, the Holding Company and the Condo Owner, the GTA Selling Entities entered into an Asset Purchase Agreement with CMI Financial Network, LLC, or CMI. The Asset Purchase Agreement provides, among other things, for the acquisition by CMI of the business of the Resort, certain related assets and liabilities and the Holding Company's equity interest in Golf Host Securities, Inc. In addition to the assumption of certain liabilities relating to the Resort and the business thereof, the Asset Purchase Agreement provides that CMI will pay to the Seller upon the closing of the transactions contemplated by the Asset Purchase Agreement $45,000,000 in cash, subject to certain adjustments based on the net working capital requirements. The Asset Purchase Agreement provides that the closing will occur by November 30, 2005, subject to CMI's right to extend the date of the closing to December 30, 2005 upon written notice to the Seller by November 25, 2005. CMI's deposit of $4,500,000, which is currently held in escrow, becomes non-refundable at the end of its due diligence period. This due diligence period expires at the close of business on November 25, 2005. In the event that CMI exercises the extension, it must make an additional non-refundable deposit of $1,500,000. Upon the closing, the Purchase Price shall be increased by (i) the Seller's capital expenditure costs incurred in the ordinary course of business and any refurbishment payments made to the participants in the rental pool at the Resort during the period commencing on November 30, 2005 and ending on the date of the closing and (ii) the difference between the price paid by the Company to purchase from AEW all of the Company's series A cumulative convertible redeemable preferred stock held by AEW and $24,914,000, the current exercise price per the Option Agreement. See further discussion regarding the AEW Option Agreement below. The closing is subject to customary conditions, including the receipt of a satisfactory fairness opinion from Houlihan Lokey.

        This Asset Purchase Agreement is subject to termination by CMI for any reason or no reason, without penalty, at any time prior to the close of business on November 25, 2005. Even if CMI does not exercise its right to terminate the Asset Purchase Agreement, the closing of the transactions contemplated in that Asset Purchase Agreement will be subject to the customary closing conditions including, among others, consideration by the Company's Board of Directors Special Committee and receipt of a satisfactory fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Therefore, at this time, the Company cannot assure you that the Asset Purchase Agreement will not be terminated, all conditions to closing will be satisfied or the transaction with CMI will close.

        On November 11, 2005, the Company and AEW entered into a letter agreement, or the Amendment, amending the terms of the Option Agreement by and between the Company and AEW. The Amendment, among other things, extended the termination date of the Option from November 30, 2005 to December 30, 2005, provided that the $4,500,000 deposit, which is currently held in escrow, under the Asset Purchase Agreement becomes non-refundable to CMI by December 9, 2005. In the event that CMI's $4,500,000 deposit does not become non-refundable by December 9, 2005, the Amendment shall automatically terminate. Pursuant to the Amendment, the $24,914,000 Exercise Price of the Option shall bear interest at a rate of 10% per annum from December 1, 2005 until the Company delivers to AEW notice of its exercise of the Option. Pursuant to the terms of the Asset Purchase Agreement, CMI's purchase price will be adjusted upwards by the amount of interest accrued up to and including the closing date.

        The net investment in the Resort at September 30, 2005 is approximately $38,639,000. As stated above, in addition to the assumption of certain liabilities relating to the Resort and the business, including the Westin termination fee, the Troon supplemental fee, the master lease refurbishment obligation and Elk Funding loan, the Asset Purchase Agreement provides that CMI will pay to the Seller upon the closing of the transactions contemplated by the Asset Purchase Agreement $45,000,000 in cash, subject to certain adjustments based on the net working capital requirements. The Company has estimated that the potential gain on the sale in excess of the carrying value of the Resort in accordance with the terms of this Asset Purchase Agreement, assuming the Extension is exercised by CMI and the transaction closes on December 30, 2005, would be approximately $4,700,000. Because the Asset Purchase Agreement is subject to termination by CMI without penalty at any time prior to November 25, 2005, the Company did not increase the carrying value of the Resort as of September 30, 2005.

        There are no assurances that the CMI transaction will close; therefore, no reliance should be placed in these estimates. Further, there are no assurances that these estimates will not change materially prior to or upon the contemplated sale of the Resort. In the event that the transactions contemplated by the Asset Purchase Agreement do not close, the Company will develop a business plan to address the future operating plans for the Resort and the Company until another exit transaction can be completed. As part of this business plan, the Company would need to factor in estimated costs of liquidation and the accrual of preferred dividends which will occur through the completion of the Company's liquidation. As a result of the execution by the Company of the Option

Agreement and Amendment, the Company has not recorded a liability for the accrual of quarterly preferred dividends in 2004 and subsequent periods. In the event that the CMI transaction is not consummated pursuant to the terms of the Asset Purchase Agreement, absent either an agreement by a third party to assume all or a portion of the Company's accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of the Company's preferred dividend obligations, (neither of which have occurred), the Company may be required to accrue, and ultimately pay in its liquidating distributions to AEW, $5,000,000 to reflect preferred dividends of $625,000 per quarter for the period from January 1, 2004 through December 31, 2005, plus an additional dividend accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.

        On October 18, 2005, the Company entered in to a purchase and sale agreement with Wildecreek Club Properties, LLC and Woodcreek Club Properties, LLC, South Carolina limited liability companies, for the sale of Stonehenge at a purchase price of approximately $6,675,000 plus the assumption of certain liabilities and customary closing prorations. The closing of this sale, subject to customary closing conditions, including the buyer's satisfactory completion of the due diligence process, is currently contemplated on or before December 16, 2005. At the present time, the agreement is subject to termination without financial penalty by both the Company and the buyer. If this sale is consummated under the current terms, the Company may realize an estimated gain on the sale of Stonehenge in excess of the carrying value of approximately $340,000. Since this purchase and sale agreement is non-binding until the expiration of the due diligence period, the Company did not increase the carrying value of Stonehenge to contemplate the estimated gain upon a closing of such agreement.

        On November 4, 2005, the Company drew $1,000,000 under its revolving line of credit with Textron.

        On November 4, 2005, the Company and certain of its affiliates entered into a settlement agreement with a former employee of Golf Host Securities, Inc., or GHSI, settling claims filed in July 2005 by that former employee with the Occupational Safety and Health Administration, or OSHA, the Equal Employment Opportunity Commission, or the EEOC, the National Association of Securities Dealers, Inc., or NASD, and the Florida Division of Real Estate, or the FDRE. This settlement agreement provides that, among other things, that neither party admits any liability or wrongdoing, the Company will pay the former employee $50,000 and the former employee will dismiss its claims and withdraw or dismiss the referenced claims with prejudice and notify the agencies involved that all disputes between GHSI and its former employee have been resolved with prejudice. The $50,000 settlement amount will be paid by GHSI.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2005 and 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. We sold our last property (3.5 golf courses) that was subject to a participating lease on January 30, 2003. We own and operate golf courses, subject to our efforts to sell the same pursuant to our plan of liquidation. In our SEC filings, we often state golf course quantities in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses. As of November 11, 2005, we own three properties, held by us in fee simple, which represent seven golf courses. Three of the seven golf courses are managed by us and four (namely, the Resort golf courses) are pursuant to a management contract with an unaffiliated third-party, Westin. Four of our golf courses are located in Florida, two in South Carolina and one in New Mexico. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is 100% owned by our operating partnership, Golf Trust of America, L.P. In this Quarterly Report, we refer to Golf Trust of America, L.P. as "our operating partnership" or "OP," and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as "we," "us" or "our company". Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held a 99.6 percent interest in our operating partnership as of November 11, 2005. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis as of November 11, 2005.

Significant Events since the filing of our Quarterly Report on Form 10-Q on August 15, 2005

        Significant events occurring since August 15, 2005 (the filing date of our previous quarterly report on Form 10-Q) include:

  •
  On September 26, 2005, we were repaid approximately $280,000, including accrued interest, by the debtor on the note receivable that we accepted in December 2001 in connection with the lease termination relating to the Pete Dye Golf Club.

  •
  On October 18, 2005, we entered in to a purchase and sale agreement with Wildecreek Club Properties, LLC and Woodcreek Club Properties, LLC, South Carolina limited liability companies, for the sale of Stonehenge at a purchase price of approximately $6,675,000, plus the assumption of certain liabilities and customary closing prorations. The purchase and sale agreement currently contemplates that the closing of the transactions contemplated therein will occur on or before December 16, 2005; however, that closing is subject to customary closing conditions, including the buyer's satisfactory completion of its due diligence process. If this sale is consummated under the current terms, we may realize a gain on the sale in excess of the carrying value of Stonehenge that we estimate may be approximately $340,000. Since this purchase and sale agreement is non-binding until the expiration of the due diligence period, we did not increase the carrying value of Stonehenge to contemplate the estimated gain upon a closing of the transaction contemplated in the agreement.

  •
  As discussed further below, on October 27, 2005, we entered in to an asset purchase agreement, or the Asset Purchase Agreement, with CMI Financial Network, LLC, or CMI, providing for the acquisition by CMI of the business of the Resort, certain related assets and liabilities thereof, and GTA-IB Golf Resort, LLC's equity interest in Golf Host Securities, Inc., or GHSI.

  •
  On November 4, 2005, we borrowed an additional $1,000,000 under our revolving line of credit with Textron.

  •
  As discussed further below, on November 11, 2005, we executed an amendment to our Option Agreement with the holder of our 9.25% Series A Cumulative Convertible Preferred Stock, AEW Targeted Securities Fund, L.P., which, among other things, extended the termination date of our option to repurchase AEW's shares to December 30, 2005, subject to certain terms and conditions discussed more fully in Note 10 to our financial statements in Part I, Item 1 above.

  •
  On November 4, 2005, we and certain of our affiliates entered into a settlement agreement with a former employee of GHSI settling claims filed in July 2005 by that former employee with the Occupational Safety and Health Administration, or OSHA, the Equal Employment Opportunity Commission, or the EEOC, the National Association of Securities Dealers, Inc., or NASD, and the Florida Division of Real Estate, or FDRE. This settlement agreement provides that, among other things, neither party admits any liability or wrongdoing, we will pay the former employee $50,000 and the former employee will dismiss its claims and withdraw or dismiss the referenced claims with prejudice and notify the agencies involved that all disputes between GHSI and its former employee have been resolved with prejudice. Pursuant to applicable law, GHSI's former employee had seven days to rescind this settlement agreement after he executed it. The rescission period ended on November 11, 2005 at 5:00 pm EST.

Assets held for sale

        The following chart identifies each of our unsold properties as of November 11, 2005:

Property	Location	18-Hole Equivalent
The Resort	Palm Harbor, FL	4.0
Tierra Del Sol	Belen, NM	1.0
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2.0
Total		7.0

        As of November 11, 2005, we have entered into agreements providing for the sale of the Resort, as further described below, and for our golf courses and related assets at Stonehenge. We are currently negotiating the terms of an agreement for the sale of Tierra Del Sol. As of the date of this Quarterly Report, the potential buyers of the Resort and Stonehenge may terminate those agreements for any or no reason without financial penalty. Further, the negotiations on Tierra Del Sol may not result in an executed purchase and sale agreement.

The Resort

Status of the Sale of the Resort

        On October 27, 2005, we, our operating partnership, and our operating partnership's subsidiaries GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC entered into the Asset Purchase Agreement with CMI. The Asset Purchase Agreement provides, among other things, for the acquisition by CMI of the business of the Resort, certain related assets and liabilities thereof, and GTA-IB Golf Resort, LLC's equity interest in Golf Host Securities, Inc. In addition to the assumption of certain liabilities relating to the Resort and the business, the Asset Purchase Agreement provides that CMI will pay to the GTA-IB, LLC, or the Seller, upon the closing of the transactions contemplated by the Asset Purchase Agreement $45,000,000 in cash, subject to certain adjustments based on the net working capital requirements. The Asset Purchase Agreement provides that the closing of the contemplated transactions will occur by November 30, 2005, subject to CMI's right to extend the closing until December 30, 2005 upon written notice to the Seller by November 25, 2005. In the event that CMI exercises its right to extend the closing date and the closing occurs, the $45,000,000 purchase price shall be increased by (i) the Seller's capital expenditure costs incurred in the ordinary course of business, and any refurbishment payments made to the participants in the rental pool at the Resort during the period commencing on November 30, 2005 and ending on the closing and (ii) the difference between the price paid by us to purchase from AEW all of our series A cumulative convertible redeemable preferred stock held by AEW and $24,914,000.

        CMI has the right to terminate this Asset Purchase Agreement without penalty prior to November 25, 2005. Even if CMI does not exercise its right to terminate the Asset Purchase Agreement, the closing of the transactions contemplated in the Asset Purchase Agreement will be subject to customary closing conditions, including, among others, consideration by our Board of Directors and receipt of a satisfactory fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Therefore, at this time, we cannot assure you that the Asset Purchase Agreement will not be terminated, all conditions to closing will be satisfied or that the transaction with CMI will close.

        On November 11, 2005, we entered into a letter agreement, or the Amendment, with AEW amending the terms of the Option Agreement by and between AEW and us. The Amendment, among other things, extended the termination date of the Option from November 30, 2005 to December 30, 2005, provided that the $4,500,000 deposit under the Asset Purchase Agreement becomes non-refundable to CMI by December 9, 2005. In the event that CMI's $4,500,000 deposit, which is currently held in escrow, does not become non-refundable by December 9, 2005, the Amendment shall automatically terminate. Pursuant to the Amendment, the $24,914,000 exercise price of the Option shall bear interest at a rate of 10% per annum from December 1, 2005 until we deliver to AEW notice of our exercise of the Option. CMI's purchase price will be adjusted upwards by the amount of interest accrued up to and including the closing date.

        The net investment in the Resort at September 30, 2005 is approximately $38,639,000. As stated above, in addition to the assumption of certain liabilities relating to the Resort and the business, including the Westin termination fee, the Troon supplemental fee, the master lease refurbishment obligation and Elk Funding loan, the Asset Purchase Agreement provides that CMI will pay to the Seller upon the closing of the transactions contemplated by the Asset Purchase Agreement $45,000,000 in cash, subject to certain adjustments based on the net working capital requirements. We have estimated that the potential gain on the sale in excess of the carrying value of the Resort in accordance with the terms of this Asset Purchase Agreement, assuming the Extension is exercised by CMI and the transaction closes on December 30, 2005, would be approximately $4,700,000. Because the Asset Purchase Agreement is subject to termination by CMI without penalty at any time prior to November 25, 2005, we did not increase the carrying value of the Resort as of September 30, 2005.

        There are no assurances that the transactions contemplated by the Asset Purchase Agreement will close; therefore, no reliance should be placed on these estimates. Further, there are no assurances that these estimates will not change materially prior to or upon the contemplated sale of the Resort. In the event that the transactions contemplated by the Asset Purchase Agreement do not close, we will develop a business plan to address the future operating plans for the Resort and our Company until another exit transaction can be completed. As part of this business plan, we would need to factor in estimated costs of liquidation and the accrual of preferred dividends which will occur through the completion of our liquidation. As a result of the execution by us of the Option Agreement and Amendment, we have not recorded a liability for the accrual of quarterly preferred dividends in 2004 and subsequent periods. In the event that the CMI transaction is not consummated pursuant to the terms of the Asset Purchase Agreement, absent either an agreement by a third party to assume all or a portion of our accrued preferred dividend obligations or an agreement by AEW to forgive all or a portion of our preferred dividend obligations (neither of which have occurred), we may be required to accrue, and ultimately pay in our liquidating distributions to AEW, an additional $5,000,000 to reflect preferred dividends of $625,000 per quarter for the period from January 1, 2004 through December 31, 2005, plus an additional accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW. See further discussion of the risks that we face relating to the sale of the Resort under the heading "Risk Factors."

Potential use of a Liquidating Trust

        As we contemplate the sale of our remaining assets and the wind-up of our company, as expressly contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. For a more complete description of our potential use of a liquidating trust, please refer to "Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders" in Part 1, Item 1 of our Form 10-K for the year ended December 31, 2004 filed on March 30, 2005.

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

        Minimum annual principal payments and related interest on the refurbishment program determined pursuant to the terms and conditions of the rental pool lease agreement are as follows:

Year	Principal	Interest
October 1 through December 31, 2005	$182,000	$83,000
2006	1,091,000	300,000
2007	1,455,000	236,000
2008	1,818,000	155,000
2009	2,182,000	55,000

Total	$6,728,000	$829,000

Class Action Lawsuit of the Condominium Owners

        Approximately fifty condominium owners initiated legal action against our former borrower and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement. We were not a party to the lawsuit, nor are any of our affiliates. It is our understanding, however, that the condominium owners/plaintiffs alleged breaches of contract, including breaches in connection with the prior rental pool arrangement. It is also our understanding that the plaintiffs were seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort. The plaintiffs in this case had filed with the Florida appellate court a motion in which they asked the court to either rehear their appeal or certify a question to the Florida Supreme Court. Recently, the court denied this motion, so this matter may be closed. However, we are uncertain as to any residual actions that might arise from this former litigation and the impact, if any, that such residual actions might have on the Resort.

Application of Critical Accounting Policies

        Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc. excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on From 10-Q. The results of operations for the Resort are discussed separately below under the caption "Resort results of operations for the three and nine months ended September 30, 2005 and 2004." Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies" in our Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

        The change in our reserve for estimated liquidation costs for the three and nine months ended September 30, 2005 is summarized in Note 2 to our condensed consolidated financial statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2005 to September 30, 2005

        On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, to March 31, 2006 from March 31, 2005. In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to forgive approximately $461,000 that Mr. Peters owed to us pursuant to a Master Promissory Note.

        Our change in net assets in liquidation of approximately $878,000 for the three months ended September 30, 2005 was due to an increase in the liquidation reserve for legal fees, financial advisor expenses and severance costs expected to be incurred throughout the balance of the liquidation period. The change in net assets in liquidation of approximately $1,391,000 for the nine months ended September 30, 2005 resulted from the $1,287,000 increase in the liquidation reserve and the cancellation of the note receivable, discussed above, from Mr. Peters. This note, carried at $99,000 at December 31, 2004, was cancelled in exchange for the assignment by Mr. Peters to us of 55,625 shares of our common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005, the date when those shares were cancelled.

        Our net assets in liquidation of approximately $13,654,000 at September 30, 2005 would result in a liquidation distribution per share of approximately $1.88. This $1.88 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our three remaining assets, including the Resort. These projections could change materially based on the timing of any sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $1.88 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding 7,353,000 less 85,000 of shares that we expect will be cancelled prior to the distribution of the net assets. The 85,000 shares of common stock that we expect will be cancelled were pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides, in part, that those 85,000 shares of our Common Stock will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

        Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below. Financial results for the Resort are reflected in the table below from July 15, 2004, the date that we took title to the Resort.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues
Revenue from Resort and managed golf course operations	$7,329	$7,036	$35,837	$10,249

Expenses
General and administrative	261	405	792	1,170
Direct expenses from Resort and managed golf course operations	9,532	8,376	33,890	11,213

Total operating expenses	9,793	8,781	34,682	12,383

Operating (loss) income	(2,464)	(1,745)	1,155	(2,134)
Interest expense—net	(361)	(338)	(988)	(298)

Operating (loss) income	$(2,825)	$(2,083)	$167	$(2,432)

Resort results of operations for the three and nine months ended September 30, 2005 and 2004 (in thousands except for utilization statistics and percentages)

        Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which a stand-alone hotel located in a downtown metropolitan area appeals. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf and golf package purchasers and guests who bring their families to the Resort. As a destination golf resort, the Resort's performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue during the first nine months of 2005 than during the corresponding period in 2004. We believe that this increase in realized revenue resulted from improved sales and marketing efforts directed towards improving group and transient business, in addition to increasing sales of golf packages and golf memberships at the Resort.

        The following table shows utilization of the Resort facilities broken into facility type, results of operations and selected Rental Pool statistical data during the three and none month periods ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004 Combined Basis	Increase (decrease)	Percentage Change	2005	2004 Combined Basis	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	55,343	55,694	(351)	(0.6)%	161,990	162,259	(269)	(0.2)%

Actual room nights
Group	9,156	8,829	327	3.7%	46,925	37,190	9,735	26.2%
Transient	8,328	8,955	(627)	(7.0)%	32,475	26,377	6,098	23.1%

Total room nights	17,484	17,784	(300)	(1.7)%	79,400	63,567	15,833	24.9%

Food and beverage meals	64,411	57,587	6,824	11.8%	315,058	286,566	28,492	9.9%

Golf rounds
Resort guests	13,587	11,650	1,937	16.6%	62,982	54,765	8,217	15.0%
Member/guests	7,250	5,438	1,812	33.3%	28,195	27,435	760	2.8%

Total golf rounds	20,837	17,088	3,749	21.9%	91,177	82,200	8,977	10.9%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004 Combined Basis	Increase (decrease)	Percentage Change	2005	2004 Combined Basis	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$1,899	$1,893	$6	0.3%	$10,632	$8,339	$2,293	27.5%
Food and beverage	1,497	1,197	300	25.1%	8,557	6,894	1,663	24.1%
Golf	2,009	1,606	403	25.1%	10,067	8,475	1,592	18.8%
Other	689	1,029	(340)	(33.0)%	3,043	3,894	(851)	(21.9)%

Total revenues	6,094	5,725	369	6.4%	32,299	27,602	4,697	17.0%

Expenses
Hotel	2,100	2,107	(7)	(0.3)%	9,015	7,387	1,628	22.0%
Food and beverage	1,476	1,412	64	4.5%	6,054	5,791	263	4.5%
Golf	1,856	1,941	(85)	(4.4)%	5,518	5,792	(274)	(4.7)%
Other	2,255	2,072	183	8.8%	7,393	6,648	745	11.2%
General and administrative	1,021	666	355	53.3%	3,694	3,298	396	12.0%
Depreciation and amortization	575	692	(117)	(16.9)%	1,910	2,186	(276)	(12.6)%

Total expenses	9,283	8,890	393	4.4%	33,584	31,102	2,482	8.0%

Operating income (loss)	(3,189)	(3,165)	(24)	(0.8)%	(1,285)	(3,500)	2,215	63.3%
Interest expense, net	438	715	(277)	(38.7)%	1,254	5,451	(4,197)	(77.0)%

Net income (loss)	$(3,627)	$(3,880)	$253	6.5%	$(2,539)	$(8,951)	$6,412	71.6%

Selected Rental Pool statistical data:
Average daily distribution	$12.08	$11.22	$0.86	7.7%	$23.48	$18.11	$5.37	29.7%

Average room rate	$108.64	$106.41	$2.24	2.1%	$133.91	$131.19	$2.72	2.1%

Occupancy percentage	31.6%	31.9%	(0.3)%	(0.9)%	49.0%	39.2%	9.9%	25.3%

Average number of available units	602	605	(3)	(0.5)%	591	592	(1)	(0.2)%

Three months ended September 30, 2005 and 2004.

        During the third quarter of 2005, there were 300, or 1.7%, fewer occupied room nights than there were for the third quarter of 2004. As compared to the third quarter of 2004, during the third quarter of 2005 there were 627 fewer transient room nights and 327 more group room nights, resulting in an aggregate of 300 fewer occupied room nights. Occupied room nights consist of group room nights, or room nights which are booked and correlated to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort. Transient room nights are often booked 24 hours or less from the date of stay, while group room nights are typically booked no less than 120 days in advance of the date of a stay, with larger groups typically booking 16 to 18 months in advance of a stay. Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the third quarter of 2004 a significant number of transient rooms were attributable to evacuations relating to tropical storms and hurricanes affecting western Florida. While transient room nights were lower in the third quarter of 2005 than in the corresponding period in 2004, approximately 1,000 room nights during the quarter ended September 30, 2004 are attributable to evacuees taking shelter at the Resort to avoid hurricanes and tropical storms. Because no hurricanes or tropical storms approached western Florida during the third quarter of 2005, no transient room nights were directly attributable to weather-related evacuations during the third quarter of 2005. Uncertainty regarding weather conditions during the third quarter of 2005 also made it more difficult for the Resort's sales and marketing teams to contract business during that quarter as a large number of group travel planners elected to book their late summer business at locations outside the state of Florida as a result of fears that the 2004 hurricane season would repeat itself. In addition to improved marketing and public perceptions of our new ownership, the Resort installed high-speed Internet access in all of the rooms in October 2004, improving the ability of our sales team to market the Resort. Current booking patterns for 2005 continue to suggest that group business is returning to the Resort. Booked group and conference room nights at the Resort for quarter ended September 30, 2005 have increased by approximately 6,693, or 13.0%, as compared to the same period last year.

        The effect of the reduction in the occupied room nights during the third quarter of 2005 was offset by improved spending patterns of the guests, specifically, package nights with their significantly higher food and beverage spending. Total revenue for the Resort was greater during the three months ended September 30, 2005 than in the three months ended September 30, 2004. An increase in spending by the Resort's guests, particularly food and beverage spending attributable to package nights, offset a portion of the reduction in revenue that resulted from the lower number of room nights in the third quarter of 2005 as compared to the third quarter of 2004. The most significant increase in revenues at the Resort occurred in the golf department. Revenues of that department increased by approximately $403, or 25.1%, for the three months ended September 30, 2005, as compared to the same period in 2004. Overall food and beverage revenues increased as the food and beverage spending per room night in both the group and transient sectors. Overall, food and beverage revenue increased by approximately $300, or 25.1%, for the three months ended September 30, 2005 as compared to the same period in 2004. As compared to the prior year, covers (meals) served increased by 6,824, or 11.8%, as compared to the same three-month period in 2004. This aggregate increase in meals served was primarily attributed to the Resort's banquets, on-site restaurants, room service and pool grill, with an increase of approximately 7,020 covers. Covers attributed to the Resort's catering decreased by approximately 196. Golf revenue increased by approximately $403, primarily as a result of the utilization of the specific golf-marketing fund to promote golf throughout the eastern United States. Golf rounds and revenues were higher than the same period in the prior year by approximately 3,749 rounds. The number of rounds played in the three months ended September 30, 2005 was 20,837, compared to 17,088 in the same period of 2004. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in revenue due to improved spending of the Resort's guests in the third quarter or 2005 as compared to the third quarter of 2005 were offset by a decrease in Other Revenue of approximately $340, primarily as a result of cancellation fees which were recognized in 2004. Group cancellation fees recognized in the third quarter of 2005 were insignificant.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $510, or 6.2%, for the three month period ended September 30, 2005 as compared to the corresponding period in the prior year. This increase of 6.2% is primarily attributable to of the increase in total operating revenue of approximately 6.4% during the three-month comparative period.

        Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $575 and $692 for the three months ended September 30, 2005 and 2004, respectively. Our depreciation expense was significantly lower during the three months ended

September 30, 2005 than in the corresponding period of 2004. The net decrease in this expense is related to the change in the carrying value of the depreciable assets that occurred when we took title to the Resort on July 15, 2004, net of the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets acquired subsequent to July 15, 2004. Our amortization expense for the three months ended September 30, 2005, which excludes the Rental Pool amortization expense, is significantly higher than the amortization expense, which also excludes the Rental Pool amortization expense, recorded by the predecessor owner for the same period in the prior year. This significantly higher amortization expense, excluding the Rental Pool amortization expense, results from the various amortization terms dictated by our specific contracts are shorter than the 20 year period used by GHR.

        Interest expenses, net of interest income, which were approximately $438 and $715 for the three months ended September 30, 2005 and 2004, respectively, reflect the accrual of the predecessor owner's mortgage interest obligations to Golf Trust of America, L.P. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net loss for the three months ended September 30, 2005 was approximately $3,627, compared to a net loss for the three months ended September 30, 2004 of approximately $3,880.

        During the three months ended September 30, 2005, approximately $435 of the capital reserve funds were disbursed. Of those disbursed funds, $215 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Nine months ended September 30, 2005 and 2004

        During the nine months ended September 30, 2005, there were 15,833, or 23.1%, more occupied room nights than there were during the first nine months of 2004. The increase in occupied room nights was due to an increase of 9,735, or 26.2%, in additional group room nights for the nine-month period ended September 30, 2005. This increase in group room nights was complemented by an increase of 6,098, or 23.1%, in additional transient room nights for the nine month period ended September 30, 2005 compared to the same period in the prior year. The Resort's operating results on a comparative basis also reflect the negative impact of the 2004 hurricane season. During that season, four hurricanes passed within 100 miles of the Resort, and we believe that as a consequence meeting planners were convinced not to book meetings during the prime hurricane season. We believe that these concerns made it difficult to book rooms during the period from September 2005 into early October of 2005, resulting in a reduction of approximately 500 and 3,800 room nights sold for the months of September 2005 and October 2005, respectively, as compared to the same two months of 2004.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue of 17.0% for the Resort for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $2,293, or 27.5%, for the nine months ended September 30, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Food and beverage revenue increased by approximately $1,663, or 24.1%, for the nine months ended September 30, 2005, as compared to the same period in 2004. As compared to the prior year, covers served (meals) increased by approximately 28,492, or 9.9%, over the same nine month period in 2004. This aggregate increase in meals served was primarily driven by the Resort's on-site restaurants, with an increase of approximately 21,000 covers, while banquets, catering, room service and the pool grill were up approximately 7,492 covers.

        Golf revenue increased approximately $1,592, or 18.8%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The primary reason for this increase was the utilization of the Resort's specific golf marketing fund to promote golf throughout the Eastern United States. Golf rounds were higher than the same period in the prior year by approximately 8,977 rounds. The number of rounds played in the nine months ended September 30, 2005 was 91,177, compared to 82,200 in the same period of 2004. The increase in Golf revenue for the nine months ended September 30, 2005 was offset by a decrease in Other Revenue of approximately $851, primarily as a result of cancellation fees which were recognized in 2004. Group cancellation fees recognized in the nine months ended September 30, 2005 were insignificant. We expect golf revenue for the fourth quarter of 2005 to exceed golf revenue actually earned in the fourth quarter of 2004 based upon the current reservations and historical cancellation rates.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with respect to the total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the rental pool amortization in hotel operations, increased by approximately $2,785, or 9.5%, for the nine month period ended September 30, 2005 as compared to the corresponding period in the prior year. This increase of 9.5% is attributable to the increase in total operating revenue of approximately 17.0% during the third quarter of 2005 as compared to the corresponding quarter in the prior year.

        Depreciation and amortization expense, excluding the Rental Pool amortization in hotel expenses, for the nine months ended September 30, 2005 and 2004 was approximately $1,910 and $2,186, respectively. Depreciation expense was significantly lower during the nine months ended September 30, 2005 than in the corresponding period of 2005. The net decrease in this expense is related to the change in the carrying value of the depreciable assets that we took title to the Resort on July 15, 2004, and to the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets subsequent to July 15, 2004. Our amortization expense for the nine months ended September 30, 2005, which excludes the rental pool amortization expense, is significantly higher than the amortization expense, which also excludes the rental pool amortization expense, recorded by the predecessor owner for the same period in the prior year. This significantly higher amortization expense, excluding the Rental Pool amortization expense, results from the fact that the various amortization terms dictated by our specific contracts were shorter than the 20-year period used by GHR.

        Interest expenses, net of interest income, which were approximately $1,254 and $5,451 for the nine months ended September 30, 2005 and 2004, respectively, reflect the accrual of the predecessor owner's mortgage interest obligations to Golf Trust of America, L.P. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net loss for the nine months ended September 30, 2005 was approximately $2,539, compared to a net loss for the nine months ended September 30, 2004 of approximately $8,951.

        During the nine months ended September 30, 2005, approximately $1,390 of the capital reserve funds were disbursed. Of the $1,390 disbursed, approximately $664 was used to pay lease payments on existing and additional new equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases, and the balance was for various capital improvement projects and replacements throughout the Resort. The cash purchases of property and equipment of approximately $726 were offset by approximately $45 in insurance proceeds and asset retirements. We currently have budgeted $442 in capital expenditures for the last three months of 2005.

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

        Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests' vacations plans; changes in travel patterns, changes in consumer tastes in destinations or accommodations for group conferences and vacations, changes in Rental Pool participation by the current condominium owners, settlement of the class action lawsuit involving the Rental Pool agreements, our ability to continue to operate the Resort under our management contracts, and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

Liquidity and Capital Resources

        With respect to our operations exclusive of the Resort's cash position discussed below, our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $24,000 per month) and a distribution of net operating income from the two golf properties that we own and manage. As a result, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan had a two year term beginning on March 18, 2004 and the interest rate is the prime rate plus 1.75% paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period is sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The maximum permissible amount has been drawn and has been outstanding on the revolving line of credit since July 2004. However, on August 4, 2005, we executed loan documents with Textron to amend this existing revolving loan with Textron. The loan continues to be collateralized by a security interest in our golf courses in Columbia, South Carolina, Country Club at Wildewood and Country Club at Woodcreek, which are collectively referred to as Stonehenge. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased to $4,200,000. The additional loan proceeds are to be advanced quarterly, subject to certain conditions. The amendment also extended the term of the loan from March 18, 2006 to March 18, 2009. Subject to certain conditions, a buyer of Stonehenge may assume this loan pursuant to the loan assumption provisions in the amendment. The interest rate will continue to be the prime rate plus 1.75% per annum, paid monthly. We paid a one-time commitment fee to Textron of $42,000, which represents 2% of the new funds approved to obtain the increase in this credit line, and we will pay to Textron a fee of 0.25% per annum of the unused line balance. The funds drawn under this credit line would be used for working capital as needed from time to time as we continue to proceed through the plan of liquidation. The initial draw under this amended revolving loan was $1,000,000 and was funded on August 9, 2005. On November 4, 2005, we drew $1,000,000 under our revolving line of credit with Textron.

        As of September 30, 2005, the Resort's working capital position is a deficit of approximately $3,475,000. The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the East Coast in 2005, have negatively impacted revenues for the Resort in the late summer-early fall season as groups and guests were hesitant to book reservations on the East Coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort's only source of cash is from its profitable operations, if any. While the financial performance of the Resort is showing signs of recovery to date in 2005 as discussed in further detail above under the caption "Resort results of operations for the three and nine months ended September 30, 2005 and 2004," it does not appear from the projections provided by Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. We continue to work diligently with the Resort's manager, Westin, to identify opportunities to improve the cash flow situation at the Resort. Further, we are currently seeking to close the sale of the Resort pursuant to the Asset Purchase Agreement. Due to its working capital deficit during the non-peak season, the Resort requested a $400,000 intercompany advance from us which we funded in early September 2005. We used the initial draw on August 9, 2005 of $1,000,000 on our amended Textron revolving line of credit to fund such amount. Additionally, we expect to provide an additional intercompany advance of approximately $800,000 prior to November 30, 2005 to fund working capital needs at the Resort, primarily attributed to the quarterly rental pool distribution and refurbishment payment due to eligible condominium owners on November 15, 2005. We expect to use a portion of the November 4, 2005 $1,000,000 draw that we made on our revolving line of credit with Textron to fund this capital contribution.

        We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort. The amount outstanding under this note at September 30, 2005 was approximately $2,326,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. On January 30, 2005, the borrower exercised its option for a one year extension on the maturity of the note. As a result of the extension of the term of this note, the maturity date is now January 30, 2006. Effective as of the date of the extension, the interest rate increased to prime plus 5% until the new maturity date of January 30, 2006.

        In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of September 30, 2005, we owed our two most senior executive officers a total of approximately $1,700,000 in milestone payments and accrued interest on such milestone payments. We also owed a substantial sum in legal fees. We expect to incur additional fees and costs in connection with closing the sales of our three remaining assets. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

        See discussion of our obligations to the holder of our preferred stock in note 9 to our condensed consolidated financial statements under Item 1 above and also below under the caption "Risk Factors".

Cash flows for the nine months ended September 30, 2005 and 2004

        Cash flow used in operating activities for the nine months ended September 30, 2005 was $879,000, compared to cash flow used in operating activities for the nine months ended September 30, 2004 of $3,901,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The increase in the cash flow provided by operating activities for the nine months ended September 30, 2005 compared to the same period in the prior year was due to the contribution of the net income from the financial performance of the Resort. The Resort's peak season is the first quarter of each year, however, we did not have title to the Resort during this period in 2004 and its performance was not included in the results for the nine months ended September 30, 2004. Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001, and subsequently adjusted based on payments and updated estimates of future liabilities.

        We incurred approximately $589,000 in capital expenditures at the Resort and $97,000 in capital expenditures at the other golf courses that we owned and managed during the nine months ended September 30, 2005, compared to $88,000 in total capital expenditures for the nine months ended September 30, 2004. In addition, our investing activities for the first nine months of 2004 provided approximately $3,983,000 in cash flow from the sale of 2.0 golf courses. We also acquired approximately $1,764,000 in cash in connection with our taking title to the Resort.

        During the nine months ended September 30, 2005, we drew $1,000,000 under our Textron revolving line of credit. During the nine months ended September 30, 2004 we drew $2,100,000 under our revolving line of credit. We also received $2,000,000 in proceeds from a note payable to Elk Funding, LLC which was used as a intercompany advance for the Resort and its immediate working capital needs at the time that we took title to the Resort. Subsequently, we repaid $1,300,000 (less a discount of $122,000) of this $2,000,000 note payable from the sales proceeds of certain golf course assets.

        During the nine months ended September 30, 2005, the Resort paid approximately $802,000 under its capital lease obligations. We only made $113,000 in payments against our capital lease obligations during the same period in 2004, primarily due to the fact that we did not take title to the Resort until July 15, 2004.

Tax Consideration

        We do not currently project any income tax liability for the remainder of our liquidation as a result of our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

        As of September 30, 2005, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Employment Agreements and Employment Security Agreements	$2,122	$1,700	$422	$—	$—
Series A Preferred Stock and accrued dividends(1)	24,914	24,914	—	—	—
Elk Funding Loan	755	—	755	—	—
Textron revolving line of credit	3,968	3,968	—	—	—
Liquor license note payable (applies to a certain managed golf course)(2)	149	10	139	—	—
Operating lease agreements at the managed golf courses	484	218	265	1	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	6	3	3	—	—
Lease agreements for GTA corporate office	33	33	—	—	—

Subtotal of our obligations excluding those of the Resort	32,431	30,846	1,584	1	—

Master lease agreement (with the condominium owners)	8,364	1,073	3,082	4,209	—
Management agreements(3)	22,450	1,900	5,700	3,283	11,567
Troon supplemental fee	800	—	—	—	800
Operating and capital leases	1,957	170	1,766	21	—
Significant open purchase orders(4)	83	83	—	—	—
Service agreements and other	1,828	409	1,015	348	56

Subtotal of the Resort's obligations	35,482	3,635	11,563	7,861	12,423

Total of our consolidated obligations	$67,913	$34,481	$13,147	$7,862	$12,423

(1)
The series A preferred stock and accrued dividends of approximately $24,914 are reflected in the "Less than 1 year" column of this table due to the fact that this obligation is expected to be paid upon the sale of the Resort. The $24,914 figure excludes accrued dividends of $4,375 payable to the holder of the series A preferred stock if we do not redeem the series A preferred stock prior to November 30, 2005. See further discussion below under the caption "series A preferred stock."

(2)
Included in accrued expenses on the statement of net assets in liquidation.

(3)
If the Westin management agreement is terminated pursuant to its terms prior to its expiration date of December 31, 2017, a minimum termination fee of $5,500 will be due upon termination in lieu of the management agreement fees.

(4)
Reflects open purchase orders which individually exceed $25.

        Interest is reflected, as applicable, in the commitments and obligations listed above. The above table does not give effect to the anticipated sale of the Resort.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments" in our Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 for a description of our contractual obligations.

Commitments

        Series A Preferred Stock.    See discussion of our obligations to our holder of the series A preferred stock in Item 1, notes 1, 9 and 10 above to our condensed consolidated financial statements herein and also below under the caption "Risk Factors".

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

Seasonality

        The golf industry is seasonal in nature. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the tropical storm weather and hurricanes experienced in Florida in 2004 and 2005, may reduce revenues for the Resort in the period from late summer through early fall in future years by negatively impacting reservations in comparable periods. In October 2003, the Resort hosted, and is expected to host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues increase in the fourth quarter; however, they are generally the greatest during the first quarter with guests coming from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand.

RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

        We have recorded the value of the Resort and our remaining golf courses at our best estimates of fair value as of November 11, 2005; however, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses. In particular, we have not adjusted our estimates of the current market value of the Resort in connection with the execution of the Asset Purchase Agreement with CMI because its is subject to termination by CMI prior to November 25, 2005. As a result, our financial statements continue to reflect the fair value of the Resort as $39.24 million, despite the possibility that we may sell the Resort for a purchase price exceeding that amount. As a result of our inability to provide assurances regarding the estimates of the fair value of our assets, including the probability of closing the transactions contemplated by the Asset Purchase Agreement, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be less than our earlier projections. Further, while we have provided in this report estimated adjustments to net assets in liquidation based upon a consummation of the transactions contemplated in the Asset Purchase Agreement, we cannot assure you that the contemplated transactions will close on the terms set forth in that agreement, if at all. As a result, the estimated adjustments to net assets in liquidation provided in this report may prove incorrect and the amounts, if any, that we ultimately distribute as liquidating distributions may be less than estimated.

Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to holders of our common stock.

        After we took possession of the Resort on July 16, 2004 pursuant to our Settlement Agreement with Westin and our former borrower, we were required to allocate the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort. As part of this allocation process, we engaged the same third-party experts that prepared the asset study that we commissioned in July 2003 to update this study. This study included an estimate of the fair value of the Resort's real estate operating as a golf resort and an estimate of the fair value of the Resort's identified contractual intangible assets, and non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort's furniture, fixtures and equipment, or FF&E, inventory from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. We believe this is a reasonable approach. The estimate of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. Based on this updated asset study and other facts and circumstances known to us at the date that we took title to the Resort, for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the Resort asset under the "orderly liquidation" strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the then participating mortgage's December 31, 2003 and June 30, 2004 value of $44.24 million. As of September 30, 2005, we have recorded no further adjustments to the carrying value of the Resort. We have identified our valuation of the Resort asset as a critical accounting estimate, and it is discussed under the caption "Application of Critical Accounting Policies."

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

  •
  continued threats of terrorism and the impact thereof on the travel and lodging industry; and

  •
  uncertainty about our ability to close the transactions contemplated in the Asset Purchase Agreement according to its terms, or at all.

        As a result of the foregoing, at the present time we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable. In the event that additional valuation information becomes available, it is possible that any difference in the valuation of the Resort, the valuation of our other assets, or the magnitude of our liabilities, would cause the lower end of the Updated 2003 Range to decline. You should not assume that the liquidating distributions have not increased or declined, perhaps in material amounts, from the historical projections earlier provided.

        While we have entered into an Asset Purchase Agreement which contemplates the sale of the Resort prior to the December 31, 2005, in the event that the Asset Purchase Agreement is terminated, it is possible that we may sell our interest in the Resort (either directly or by way of another exit transaction) prior to December 31, 2005, in response to a reasonable offer, if, after consideration of the facts and circumstances at that time, our board determines that the sale or other exit transaction would be in the best interest of our stockholders. In the event that CMI terminates the Asset Purchase Agreement, it is also possible that our board might decide to extend the holding period of this asset past 2005 if it determines that such an extension may allow us to realize a better recovery on the asset or otherwise be in the best interest of our stockholders. In any case, we face the risk that our efforts to preserve the value of the Resort might be unsuccessful and we might ultimately sell our interest in the Resort for less than our last estimate of its fair value. Accordingly, our assessment of the Resort's fair value may change at some future date, perhaps in a material adverse manner, based on facts and circumstances at that time, and the Resort's value may again be written-down.

While we have entered into the Asset Purchase Agreement with CMI providing for the sale of the Resort, that agreement is subject to termination by CMI for any or no reason, without penalty, at any time prior to the close of business on November 25, 2005. Even if CMI does not exercise its right to terminate the Asset Purchase Agreement, the closing of the transactions contemplated in that Asset Purchase Agreement will be subject to the customary closing conditions including, among others, consideration by our Board of Directors and receipt of a satisfactory fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Therefore, at this time, we cannot assure you that the Asset Purchase Agreement will not be terminated, that all conditions to closing will be satisfied or that the transaction with CMI will close.

        In the event that the transactions contemplated by the Asset Purchase Agreement do not close we will need to develop a business plan to address the future operating plans for the Resort and our company until another exit transaction can be completed. As part of this business plan, we would need to factor in estimated costs of liquidation and the accrual of preferred dividends which will occur through the completion of our liquidation. In particular, unless our obligations to AEW are otherwise modified, we would be required to accrue, and ultimately pay in our liquidating distributions to AEW, an additional $5,000,000 to reflect preferred dividends of $625,000 per quarter for the period from January 1, 2004 through December 31, 2005, plus an additional accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is consummated and liquidation payments are made to AEW, which we may not be required to pay pursuant to current arrangements with AEW and CMI.

        While we received indications of interest from several bidders regarding the acquisition of the Resort, in the event that we do not close the transactions contemplated by the Asset Purchase Agreement we cannot guarantee that we will be able to enter into a binding agreement for the sale or other disposition of the Resort, or Replacement Resort Exit Transaction. Any Replacement Resort Exit Transaction will be subject to consideration by the Special Committee of our Board, the receipt of a satisfactory fairness opinion, and the execution of a binding purchase agreement. We cannot assure you that we will enter into a binding purchase agreement for a Replacement Resort Exit Transaction if we are unable to consummate the transaction with CMI or, if we do so, that all conditions to closing will be satisfied and the Replacement Resort Exit Transaction will close. Further, there can be no assurance that the price that we receive in a Replacement Resort Exit Transaction would be not be less than the purchase price in the Asset Purchase Agreement or the then applicable carrying value of the Resort on our financial statements. The negotiation and closing of a Replacement Resort Exit Transaction would likely involve significant legal expenses which would further reduce the liquidating distributions that we make to the holders of our common stock.

Our estimate of the gain in excess of the carrying value of the Resort upon consummation of the transactions contemplated in the Asset Purchase Agreement on December 30, 2005 is based on forward-looking estimates which are subject to change. In the event that the sale of the Resort closes, but on terms that are not consistent with those in the Asset Purchase Agreement, the estimated gain on the sale of the Resort in excess of its carrying value may prove inaccurate and the liquidating distributions to the holders of our common stock may be reduced. Even if we close the transactions contemplated in the Asset Purchase Agreement in accordance with its current terms, our estimated gain on the sale of the Resort in excess of its carrying value may be below the actual gain realized on the sale, causing our liquidating distributions to holders of our common stock to be less than anticipated.

        Our estimate of the gain in excess of the carrying value of the Resort upon consummation of the transactions contemplated in the Asset Purchase Agreement on December 30, 2005 is based on forward-looking estimates which are subject to change. In the event that the sale of the Resort closes, but on terms that are not consistent with those in the Asset Purchase Agreement, the estimated gain on the sale of the Resort in excess of its carrying value may prove inaccurate and the liquidating distributions to the holders of our common stock may be reduced. Even if we close the transactions contemplated in the Asset Purchase Agreement in accordance with its current terms, our estimated gain on the sale of the Resort in excess of its carrying value may be below the actual gain realized on the sale, causing our liquidating distributions to holders of our common stock to be less than anticipated. The factors giving rise to this uncertainty regarding the adjustment include, without limitation, the following:

  •
  our estimates regarding the closing costs that we will incur to sell the Resort to CMI may prove less than the costs that we actually incur;

  •
  the estimate of cash available to cover the working capital requirements could be less than estimated;

  •
  the adjustments of the purchase price of the Resort may be greater than estimated; and,

  •
  the closing could take longer than anticipated, resulting in additional unanticipated legal fees.

        While we have provided an estimate of the gain on the sale of the Resort in excess of its carrying value in response to the execution of the Asset Purchase Agreement, we do not believe we are able at this time to project the exact amount of that adjustment or the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidating period. You should not assume that the liquidating distributions will be consistent with either our prior historical estimates or our estimated adjustment in net assets in liquidation.

We have entered into an Option Agreement with the holder of our series A preferred stock which contemplates that the holder will permit us to repurchase all of the holder's series A preferred stock for less than the current liquidation preferences afforded to those shares. As a result of our understandings with AEW and CMI, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the first quarter of 2004 and all subsequent quarters. In the event that we are unable to exercise our option to repurchase all of the holder's series A preferred stock prior to its expiration date, we may be required to pay that holder all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to common stockholders.

        On March 24, 2005 we executed a letter, and on May 6, 2005 we executed an Option Agreement, with the holder of our series A preferred stock, AEW, in which AEW agreed that we shall have an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW's rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. The exercise price of this option is approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods.

        On November 11, 2005, we entered into a letter agreement with AEW, or the Amendment, amending the terms of the Option Agreement by and between AEW and us. The Amendment, among other things, extended the termination date of the option from November 30, 2005 to December 30, 2005, provided that a deposit has been received of at least $4,500,000, which CMI may make pursuant to the Asset Purchase Agreement, and such deposit becomes non-refundable to CMI no later than December 9, 2005. In the event that CMI's $4,500,000 deposit, which is currently held in escrow, does not become non-refundable on or before December 9, 2005, the Amendment shall automatically terminate. Pursuant to the Amendment, the option's exercise price of $24,914,000 shall bear interest at a rate of 10%, per annum, from, and including, December 1, 2005 until, and including, the date that we deliver to AEW notice of its exercise of the Option. CMI's purchase price will be adjusted upwards by the amount of interest accrued up to and including the closing date.

        As a result of our understandings with AEW and CMI, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the first quarter of 2004 and all subsequent quarters. In the event that we are unable to exercise our option to repurchase all of the holder's series A preferred stock prior to its expiration date of December 30, 2005, we may be required to pay that holder all or a portion of the quarterly preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to common stockholders.

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

        On July 15, 2004, we entered a Settlement Agreement relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations. We recently received a request from Westin under the Management Agreement to fund $1,500,000 to offset a shortfall in cash flow at the Resort. We have reviewed this request with Westin and we intend to fund approximately $800,000 prior to November 30, 2005 to address seasonal cash flow shortfalls. However, there are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort.

        Although the revenues of the Resort have begun to increase after we took title to the Resort following the end of the second quarter of 2004, we cannot guarantee that the Resort's future performance will continue to show improvement. Our recovery with respect to this asset might be significantly delayed, and the net proceeds that we ultimately receive upon a sale of the Resort might be less than our current estimate of the Resort's fair value, if we do not continue to improve the Resort's financial performance. In such an event, our liquidating distributions to holders of our common stock would be reduced. Our estimate of the Resort's fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success under the Settlement Agreement, the future success of the Resort or the consummation of the transactions contemplated by the Asset Purchase Agreement.

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

        Our ability to consummate sales transactions for our other interests in golf courses depend to a large extent upon the experience and abilities of our two most senior executives, W. Bradley Blair, II, our chief executive officer and president, and Scott D. Peters, our senior vice president and chief financial officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. Mr. Blair and Mr. Peters are currently serving us on a reduced schedule basis. We believe our liquidation has progressed to the point that the resignation of one, but not both, of our executives would not likely cause significant adverse consequences. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

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

If we are unable to consummate a sale of the Resort or our other remaining golf courses at our revised estimates of their respective values, our liquidating distributions might be delayed or reduced.

        In addition to the four golf courses at the Resort, we have two other properties (or three eighteen-hole equivalent golf courses). We have entered into agreements relating to the sale of two of our remaining assets; however, at the present time those agreements may be terminated by the potential buyers without penalty. In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining golf courses at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining golf courses may exceed the prices we eventually receive. Our independent financial advisor's March 18, 2003 analysis (upon which our 2003 Updated Range was based in part, and upon which you should not rely at this point) is neither an appraisal nor an opinion. Assumptions underlying our 2003 Updated Range might prove to be incorrect and, therefore, our projections might overstate the ultimate net proceeds we may receive. In particular, based in part on the then updated asset study of the Resort's value from our independent financial advisor we recorded $5.0 million write-down in the value of the Resort as of September 30, 2004. Should any of our current purchase and sale agreements fail to close, in order to find new buyers in a reasonably expeditious manner, we might be required to lower our asking price for the Resort and our other remaining courses below our estimate of their fair value. If we are not able to find new buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

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

Decreases in golf course values caused by economic recession and /or additional terrorist activity might reduce the amount for which we can sell our assets.

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

        We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are sixteen quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board's decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock. The Option Agreement executed between us and AEW on May 6, 2005, and the related Amendment executed between us and AEW on November 11, 2005, do not impact AEW's right under the voting agreement as described above to appoint two new directors to our board should they desire to do so.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

        As we contemplate the sale of our remaining assets and the wind-up of our company, as expressly contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust and our corporate existence would terminate. The SEC has historically allowed liquidating trusts to stop filing quarterly reports on Form 10-Q and to file unaudited annual financial statements on Form 10-K. Accordingly, if the SEC were to grant similar relief to any successor liquidating trust we may form, we might realize substantial legal and auditing cost savings over the remainder of our liquidation, as well as general and administrative cost savings such as corporate governance costs, certain insurance costs, and printing and reporting costs of a publicly traded company, among others. However, the plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full or until such time as it consents to such a contribution.

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

        In the event that we are unable to sell the Resort and our other remaining golf courses as planned, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of November 11, 2005, we owed our two most senior executive officers a total of approximately $1,710,000 in milestone payments and accrued interest on such milestone payments. We also owe a substantial sum in legal fees, including fees incurred in connection with the negotiation of the Asset Purchase Agreement.

        Further, given that the Resort's only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to establish self-sufficiency in the near term, we may be required to seek to provide additional capital to the Resort. We recently received a request from Westin under the Management Agreement to fund $1,500,000 to offset a shortfall in cash flow at the Resort. We have reviewed this request with Westin and we intend to fund approximately $800,000 prior to November 30, 2005 to address seasonal cash flow shortfalls. However, there are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort.

        In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors. If we cannot meet our obligations to our creditors, we could ultimately become subject to bankruptcy proceedings.

Our stock may be de-listed from American Stock Exchange, which would make it more difficult for investors to sell their shares.

        Currently, our common stock trades on the American Stock Exchange, or Amex. We cannot assure you that we will be able to maintain our listing on Amex or any other established trading market. Among other things, Amex has considerable discretion with respect to listing standards, which include qualitative and quantitative criteria, some of which are beyond our control.

        We cannot assure you that we will be able to maintain our listing on Amex. Delisting would harm our business and the value of your investment. If our common stock were to be de-listed from Amex, it could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

We and our subsidiary, GTA-IB LLC, expect to incur significant compliance costs relating to the Exchange Act and Sarbanes-Oxley Act.

        We and our subsidiary, GTA-IB, LLC, are required to comply with the reporting requirements of the Exchange Act. As such, both entities must timely file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us and of GTA-IB. We were formed prior to the enactment of these new corporate governance standards, and as a result, we did not have all necessary procedures and policies in place at the time of their enactment. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. Costs incurred in complying with these regulations may reduce the amount of cash available for liquidating distributions.

        The Sarbanes-Oxley Act and related laws, rules and regulations create legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings, could negatively affect the amount of cash available for liquidating distributions.

Risks Relating to the Resort

The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the Rental Pool participants.

        Pursuant to our former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest (at 5% per annum) on the unpaid balance of that portion of the unpaid refurbishment costs which we are required to reimburse. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the Rental Pool from the time of its refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool.

        Accordingly, maintaining condominium owner participation in the Rental Pool is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit Rental Pool, when we took ownership of the Resort pursuant to the Settlement Agreement. Also as part of the Settlement Agreement, we assumed our former borrower's obligation for refurbishment expenses paid by the condominium owners.

        As owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the Rental Pool units. If this were to occur, we would be in breach of our obligations to the participants in the Rental Pool, and we might face successful legal challenges relating to that breach.

In the event that the Resort does not provide sufficient cash flow to us, we may be forced to reduce capital expenditures and improvements at the Resort, diminishing the value of the Resort and the Rental Pool units.

        As the owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of our assumption of these liabilities and our responsibility for any negative cash flow of the Resort, we may be exposed to liabilities and expenditures exceeding our expectations or ability to pay. In the event cash flow is insufficient to fund planned improvements, the ability of the participants in the Rental Pool to rent their units may decline. A decline in the rental rates that can be charged for the units or related vacancies resulting from our inability to make necessary capital expenditures may cause the value of the Rental Pool units, and the Resort, to decline.

The number of Rental Pool units may decline if current owners of participating units find alternative uses of the units more attractive than participating in the Rental Pool, reducing the number of available Rental Pool units and diminishing the value of the remaining units.

        Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher.

Severe weather patterns experienced by Florida and the Southeastern United States during 2004 and 2005 could result in depressed bookings, adversely affecting the Resort's results of operations.

        We expect that bookings at the Resort during the final quarter of 2005 and subsequent periods may be adversely affected as a result of a series of hurricanes that affected Florida and the Southeastern United States during 2004 and 2005. In particular, the hurricanes occurring during 2005 may have increased the awareness of potential guests, particularly those residing in regions of the United States that do not experience hurricanes or tropical storms, to the danger that hurricanes and tropical storms present. We expect that these guests may be more reluctant to book rooms in regions subject to such weather patterns. In particular, it is possible that groups will choose alternative destinations for travel during the hurricane season. In the event that potential guests and groups choose alternative destinations as a result of these weather-related concerns, the Resort may experience lower bookings and reduced revenues.

Recent severe weather patterns could further increase the seasonal nature of the results of the Resort.

        The hotel industry is cyclical in nature. The Resort's business has historically been weaker during the third quarter of each year. In the event that we suffer from reduced bookings during the third quarter as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the third quarter of each year, increasing the disparity between our results in the third quarter as compared to other quarters. This increased cyclicality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort's fixed costs being offset by revenue during the third quarter.

Class action litigation involving the former borrower could adversely affect the Resort.

        Approximately fifty condominium owners initiated legal action against the former borrower and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement. At the present time, we are not a party to the lawsuit, nor are our affiliates. It is our understanding that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. It is also our understanding that the plaintiffs are seeking unspecified damages and declaratory judgment because they believe they are entitled to participate in the Rental Pool. The plaintiffs also believe that golf course access should be limited to persons who are members, their accompanied guests, or guests of the Resort. Recently, the appellate court denied the plaintiffs motion for a rehearing of their appeal or, in the alternative, to certify a question to the Florida Supreme Court. As a result of the appellate court's denial, this matter may be closed. However, we are uncertain as to any residual actions that might arise from this former litigation and the impact, if any, that such residual actions might have on the Resort.

An unfavorable result in the Land Use Lawsuits could impair the value of Parcel F and the Resort, thereby reducing the liquidating distributions to holders of our common stock.

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. In April 2005, a subsequent lawsuit relating to this matter was filed as discussed in more detail in Part II, Item 1. In this report, we refer to these lawsuits as the Land Use Lawsuits.

        In the event that the defendants in the Land Use Lawsuits do not prevail, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort and would be adversely affected.

        Any unfavorable resolution to the Land Use Lawsuits, or the application of an unfavorable precedent in the Land Use Lawsuits to limit our land use and development rights to the remaining units at the Resort, could reduce the liquidating distributions that we are able to pay to the holders of our common stock.

In the event of unfavorable rulings by OSHA, the EEOC, the NASD or the FDRE against our subsidiaries based on complaints filed by a former employee of GHSI could result in fines and penalties, which could negatively impact the funds available for liquidating distributions.

        In July 2005, we received a series of notices of complaints from a single former employee of GHSI as follows: (i) our subsidiary GHSI received from the Department of Labor, Occupational Safety and Health Administration, or OSHA, notice that a former employee of GHSI is alleging violations of Title VIII of the Sarbanes Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accounting Act; (ii) our wholly-owned subsidiary, GTA-IB, LLC, received notice from the U.S. Equal Employment Opportunity Commission, or EEOC, of an alleged charge of discrimination by this former employee; (iii) GHSI received notice that its former employee has filed a complaint with the National Association of Securities Dealers, Inc., or NASD, alleging violations of applicable rules and of federal and state securities statutes; and (iv) GHSI received notice that its former employee had filed with the Florida Division of Real Estate, or FDRE, a complaint alleging that GHSI had failed to pay real estate commissions owed to him and wrongfully terminated him, among other complaints, in violation of applicable state and federal law.

        In November 2005, this former employee of GHSI entered into a settlement agreement with us and certain of our affiliates relating to these complaints. While this settlement agreement resolves the claims of this former employee, it is possible that OSHA, the EEOC, the NASD or the FDRE could pursue these claims even after we have entered the settlement agreement, potentially imposing upon us, our subsidiaries or our other affiliates fines, penalties or other remedies which could harm our operations.

The Resort is subject to all the operating risks common to the hotel industry which could adversely affect its results of operations.

        Operating risks common to the Resort include:

  •
  changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the recent economic downturn and the prospects for improved performance in other parts of the world;

  •
  the impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

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

General economic downturns, or an increase in labor or insurance costs, may negatively impact our results.

        Moderate or severe economic downturns or adverse conditions may negatively affect the operations of the Resort. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase. A general economic downturn, or increase in expenditures on insurance and labor costs, would adversely impact the operations of the Resort.

If we are unable to successfully compete for customers, it may adversely affect our operating results.

        The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

Internet reservation channels may negatively impact our bookings and results of operations.

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

        The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

        For the Resort to remain attractive and competitive, we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, we must seek to obtain funds from borrowings or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort's results from operations.

Our investment in the Resort is subject to numerous risks which could adversely affect our income.

        We are subject to the risks that generally relate to investments in real property because we own the Resort. The investment returns available from equity investments in real estate such as the Resort depends in large part on the amount of income earned and capital appreciation generated by the Resort, and the expenses incurred. In addition, a variety of other factors affect income from the Resort and its real estate value, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. When interest rates increase, the cost of developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Any of these factors could have a material adverse impact on our results of operations or financial condition. If the Resort does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Environmental Regulations may increase the Resort's costs, or our ability to develop, use or sell the Resort.

        Environmental laws, ordinances and regulations of various federal, state, local and foreign governments impact our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, or sell the Resort.

So-called acts of God, terrorist activity and war could adversely affect the Resort.

        The Resort's financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in Florida and in areas of the world from which we draw a large number of guests. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results. Our revenues could be adversely impacted in the event that acts of God, war or terrorism impact the Resort's ability to attract guests.

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

Our operations at the Resort are dependent upon outside managers, and if those managers are less successful than expected, the Resort's results of operations will be adversely affected, potentially in a material way.

        Westin manages the daily operations of the Resort pursuant to our Management Agreement with Westin, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort's results of operations will be adversely affected, potentially in a material way.

A sustained increase in energy costs may negatively impact the Resort's results by increasing its energy-related costs and by discouraging potential guests from traveling and taking part in recreational activities.

        During the past year, energy costs in the United States have increased substantially. Energy costs represent an increasingly larger percentage of the costs of the Resort, and we expect energy costs to increase in both in absolute and relative terms. In addition, we expect that higher energy costs will negatively affect the Resort by discouraging travel and recreational activities. In particular, potential guests of the Resort are less likely to travel as they bear the affects of higher energy costs as either higher airline fares or in an increased cost per gallon of gasoline. In addition, higher energy costs may reduce the disposable income of potential guests, making them less likely to spend money for travel and recreational activities. As a result of these factors, a sustained increase in energy costs may negatively impact the Resort's results by increasing its energy-related costs and by discouraging traveling and taking part in recreational activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and amended on August 4, 2005 and the promissory note payable to Elk Funding. At November 11, 2005, the total outstanding debt subject to interest rate exposure is $4,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $12,000 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using derivative commodity instruments.

        Reference is made to Notes 6 and 10 to the Condensed Consolidated Financial Statements of Item 1 for additional debt information.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, our disclosure controls and procedures with respect to the manager and the Resort were necessarily more limited than those we maintained with respect to our own corporate operations. At the close of business on July 15, 2004, we took title to the Resort; however, despite the fact that our management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information. Consequently, our disclosure controls and procedures with respect to the Resort, while strengthened as a relative matter, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since taking title to the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

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

        As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subject to the limitations mentioned above, our chief executive officer and our chief financial officer concluded that as of September 30, 2005, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings.

        We are currently involved in (or affected by) the following legal proceedings:

Complaints by a former employee of GHSI

  OSHA Complaints

        In July 2005, our subsidiary, Golf Host Securities, Inc., or GHSI, received from the Department of Labor Occupational Safety and Health Administration, or OSHA, notice that a former employee of GHSI had filed a complaint with OSHA alleging that GHSI had violated Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accountability Act. OSHA requested that GHSI respond to the allegation that GHSI violated the referenced Acts. We have timely submitted our response to the allegations and are awaiting further instructions from the Department.

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

  FDRE Complaints

        In July 2005, our subsidiary, GHSI, received notice that a former employee of GHSI had filed a complaint with the Florida Division of Real Estate, or FDRE, against GHSI for an alleged failure to deliver commissions of approximately $13,000 allegedly owed to this former employee. This former employee also alleged that (i) officers of GTA-IB violated Florida Statute 475, as well as other federal and state statutes and the regulations of various regulatory agencies, and that (ii) GTA-IB's actions violated, among other federal and state laws, the whistleblower protections under state and federal law, and the Age Discrimination in Employment Act and Florida Civil Rights Act prohibiting age discrimination.

  Settlement Agreement

        On November 4, 2005, this former employee of GHSI entered into a settlement agreement with us, our parent, GHSI, Golf Trust of America, L.P., GTA G.P., Inc., GTA L.P., Inc., GTA-IB Operations, LLC and GTA-IB Management, LLC relating to the employees claims with OSHA, the EEOC, the NASD and the FDRE. This settlement agreement provides that, among other things, we will pay the former employee $50,000 and the former employee will dismiss its claims and file appropriate papers to effectuate the withdrawal or dismissal of the referenced claims with prejudice and notify the agencies involved that all disputes between GHSI and its former employee have been resolved with prejudice.

Pursuant to applicable law, GHSI's former employee has seven days to rescind this settlement agreement after he executed it. The rescission period ended on November 11, 2005 at 5:00 pm EST.

        As discussed further in Part I, Item 2 under the heading "Risk Factors," it is possible that OSHA, the EEOC, the NASD or the FDRE could pursue these claims even though we have settled the claims with GHSI's former employee.

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

        Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we filed a motion on behalf of GTA (together with our executive officers) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs' complaint. The plaintiffs' filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants' motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant's Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate's report and recommendation, and granted the BDO defendants' Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. Since the scheduling order was entered, the parties to the litigation have been engaged in the exchange of discovery. We have been engaged in preliminary discussions with the plaintiffs' counsel regarding possible dismissal of the action against us and our executive officers but can offer no assurances that this will occur. At this time, we are unable to assess the likely outcome of this occurrence on the litigation.

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

Pete Dye Golf Club

        On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers. The lawsuit pertains to our efforts to collect approximately $220,000, plus accrued interest, under the promissory note owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for approximately $232,000, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment. An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12, 2004, pursuant to West Virginia's domestication statutes. Our attorneys in West Virginia have enrolled the judgment and the execution as a lien on real property and personal property owned there by the defendants. Due to the uncertainty as to the timing of the collection on this note, subsequent to December 31, 2004, we discontinued accruing interest on this note. The note receivable related to the lease termination for the Pete Dye Golf Club carried at $280,000 at December 31, 2004, including accrued interest, was paid on September 26, 2005, and cancelled.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant's alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. As of November 11, 2005, this motion has not yet been heard.

Land Use Lawsuits

  Land Use Lawsuits

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the "Plaintiffs") vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the "Defendants"), Case No. 043388CI-15. We refer to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs have filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit, or the Subsequent Land Use Lawsuit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 we filed a Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants' favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs' in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on Counts I, II, VIII-XV of the Third Amended Complaint as to some (but not all) of the plaintiffs in the Initial Land Use Lawsuit.

        The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs' Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

        In addition, the Plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005.

        As an intervenor in the Initial Land Use Lawsuit, we will seek to obtain a ruling from the court which preserves and protects our property, our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the Land Use Lawsuits. See further discussion of the Land Use Lawsuits under the heading "Risk Factors" in Part I, Item 2 of this report.

        In the event that the defendants in the Land Use Lawsuits do not prevail, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

Property Tax Lawsuit

        On December 10, 2004, our subsidiary, GTA-IB, LLC filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs' claimed lien does not comply with requirements of the Missouri mechanic's lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.'s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs' time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, we filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case will now return to the Circuit Court for trial on plaintiffs' claim that LOCI performed construction services on, or that benefited, the property of various defendants, including us. At this time, we are unable to assess the likely outcome of this litigation.

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

        On May 6, 2005, we entered into the Option Agreement with AEW granting us the option to purchase, on or before November 30, 2005, all 800,000 shares of preferred stock (including the corresponding liquidation preferences) held by AEW for a price of approximately $24,914,000, or the Exercise Price. On November 11, 2005, we entered into a letter agreement with AEW, or the Amendment, amending the terms of the Option Agreement. The Amendment, among other things, extended the termination date of the Option from November 30, 2005 to December 30, 2005, provided that a deposit in the amount of $4.5 million which CMI may make pursuant to the Asset Purchase Agreement becomes non-refundable to CMI no later than December 9, 2005. Pursuant to the Amendment, the Exercise Price shall bear interest at a rate of 10% from, and including, December 1, 2005 until, and including, the date that we deliver to AEW notice of its exercise of the Option.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

ITEM 5. OTHER INFORMATION

        On October 27, 2005, we, together with and certain of our subsidiaries, entered into an Asset Purchase Agreement with CMI. Certain of the terms of this agreement are discussed in further detail in our Current Report on Form 8-K filed on October 28, 2005 and elsewhere in this report. The brief descriptions of the Asset Purchase Agreement that are included in this report are not intended to be complete and are qualified in their entirety by reference to the Asset Purchase Agreement which is filed as an exhibit hereto.

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

GOLF TRUST OF AMERICA, INC., registrant
Date: November 14, 2005	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: November 14, 2005	By:	/s/ SCOTT D. PETERS Scott D. Peters Senior Vice President and Chief Financial Officer

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

10.1.4	*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through November 11, 2005.
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
10.30.2
First Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC (formerly known as Innisbrook F, LLC) (previously filed as Exhibit 10.30.2 to our company's Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference).
10.30.3
Second Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, LLC (formerly known as Golf Host Resorts, Inc.), Golf Trust of America, L.P., GTA-IB, LLC and Parcel F, LLC (formerly known as Innisbrook F, LLC) (previously filed as Exhibit 10.30.3 to our company's Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference).
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

10.35		Option Agreement, dated May 6, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.35 to our company's Report on Form 8-K filed May 9, 2005.
10.36	*
Asset Purchase Agreement by and between Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and CMI Financial Network, LLC dated October 27, 2005
10.37	*	Letter Agreement, dated November 11, 2005, between our company and AEW Targeted Securities Fund, L.P.
14.1
Code of Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on February 9, 2004 (previously filed as Exhibit 14.1 to our company's Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).
21.1	*	List of Subsidiaries of Golf Trust of America, Inc.
31.1	*	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Scott D. Peters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	1
Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company's definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*
Filed herewith

†
Denotes a management contract or compensatory plan.

QuickLinks

GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS) AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
GOLF TRUST OF AMERICA, INC. Form 10-Q Quarterly Report For the Three and Nine Months Ended September 30, 2005 and 2004 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1: Legal Proceedings.
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX