Form 10-K
period 2005-12-31
GOLF TRUST OF AMERICA INC
filed 2006-04-17
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

☐                                  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                    to

Commission file number: 001-14494.

Golf Trust of America, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
10 North Adger’s Wharf Charleston, SC 29401	(843) 723-4653
(Address of principal executive offices) (Zip Code)	(Telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value$0.01 per share Preferred Stock Purchase Rights	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

On April 12, 2006, the registrant Golf Trust of America, Inc., or GTA, had 7,317,163 shares of its common stock outstanding. On June 30, 2005, which was the last business day of GTA’s most recently completed second fiscal quarter, GTA’s public float was approximately $11,922,493 (based on 7,314,413 shares of common stock then held by non-affiliates and a closing price that day of $1.63 per share of common share on the American Stock Exchange). These public float calculations exclude shares held on the stated dates by GTA’s officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

Documents Incorporated By Reference: Certain exhibits to GTA’s prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 108.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2005
TABLE OF CONTENTS

i

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities and Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated annual report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, in the current economy it is particularly difficult to predict business activity levels at the Westin Innisbrook Resort, which underlies our most significant asset, with any certainty. Accordingly, our projections in this annual report, particularly as they may pertain to the Westin Innisbrook Resort, are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this annual report, which you should review carefully.

ii

PART I

ITEM 1. BUSINESS

Significant Events since the filing of our last Quarterly Report

Significant events occurring since November 14, 2005 (the filing date of our Form 10-Q for the third quarter of 2005) include:

•       On November 23, 2005, CMI Financial Network, LLC exercised its right to terminate its obligations pursuant to the asset purchase agreement for the Resort that it entered into with us and certain of our affiliates. Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, our independent financial advisor, continued to market the business and the Westin Innisbrook Golf Resort, or the Resort, for sale on our behalf. See further discussion below in Item 1 of this report under the caption “Status of the Sale of the Resort” and under the caption “Risk Factors” in Item 1A of this annual report.

•       On November 30, 2005, the option agreement for the repurchase by us of all of our outstanding series A preferred stock from AEW Targeted Securities Fund, L.P., or AEW, expired. See further discussion in Note 11 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

•       On December 8, 2005, we amended the purchase and sale agreement that we executed on October 18, 2005, with Wildecreek Club Properties, LLC and Woodcreek Club Properties, LLC, for the sale of Stonehenge to extend the closing date to January 31, 2006. When this closing did not occur on or before January 31, 2006, the purchase and sale agreement expired by its terms. See further discussion below in Item 1 of this annual report under the caption “Golf Course Dispositions.”

•       Based on recent market indications of interest obtained by us and by Houlihan Lokey in the Resort sales process managed by Houlihan Lokey, we recorded a write-down of $2.421 million to the carrying value of our investment in our subsidiary GTA-IB, LLC at December 31, 2005. See further discussion below under the caption “Estimated Value/Amount of Write-down” and in Item 1A of this annual report under the caption “Risk Factors.”

•       Pursuant to the terms of our note receivable, taken in connection with the sale of Eagle Ridge on January 30, 2003, in the principal amount of $2.5 million (currently carried at $2.3 million), we extended the maturity date of this note for the second extension period with a new maturity date of February 1, 2007. On February 3, 2006, the borrower paid the extension fee of 50 basis points of the principal amount, $12,500, pursuant to the terms of the secured promissory note. The note continues to accrue interest at prime plus 5% per annum (12.75% at April 12, 2006) which is paid monthly in arrears. The borrower is current on the monthly interest payments. See further discussion below under the caption “Risk Factors,” in Item 1A of this annual report and in Note 7 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

•       On March 8, 2006, the court hearing the lawsuits pertaining to Parcel F, a parcel of land within the Resort in which we own an interest, in which we are one of the defendants, entered a final judgment on in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both cases. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. See further discussion below in Item 3 of this annual report under the caption “Land Use Lawsuits” and in Item 1A of this annual report under the caption “Risk Factors.”

•       On March 24, 2006, we entered in to a purchase and sale agreement with Encargo Limited, LLC, a New Mexico limited liability company (or its permitted assignees), for the sale of Tierra Del Sol Golf Club at a purchase price of approximately $2,125,000 plus the assumption of certain liabilities and customary closing prorations. See further discussion below in Item 1 of this annual report under the caption “Golf Course Dispositions.”

•       On March 31, 2006, we entered into a letter agreement to amend the amended employment agreement of Scott D. Peters, our chief financial officer, so that such agreement would terminate on September 30, 2006, unless earlier terminated. Both we and Mr. Peters may terminate his amended employment agreement at an earlier time in certain circumstances set forth in that agreement. See further discussion in Item 11 of this annual report under the caption “Employment Agreements.”

•       On April 12, 2006, we entered into a new option agreement with AEW in which AEW grants us the option, exercisable by us in our sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the our series A preferred stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in our Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of our exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Westin Innisbrook Golf Resort is sold for cash consideration of no more than $35 million. Based upon the execution of this option agreement and the assumption that we will be able to exercise this option, we have not included accrued dividends in the amount of $4,914,000 in the repurchase price for the preferred stock. We cannot guarantee that we will be in a position to exercise the option, and in the event that we do not do so we may be required to pay the accrued dividends and future dividends to repurchase AEW’s preferred stock. This option agreement was executed in contemplation of an exit transaction as contemplated by the engagement letter with Houlihan Lokey. See further discussion below under the caption “Risk Factors,” in Item 1A of this annual report and in Notes 1 and 15 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

General Description of our Business

We were originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., referenced in this report as GTA, was incorporated in Maryland on November 8, 1996. Our interests in our golf courses are held through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this annual report, the term “company,” “we” or “us” generally includes GTA, the operating partnership and all of our subsidiaries.

We had no significant operations prior to our initial public offering of common stock in February 1997. From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Westin Innisbrook Golf Resort, or the Resort, which is located near Tampa, Florida. The Resort served as collateral for a $79 million participating mortgage loan that our operating partnership made to Golf Host Resorts, Inc., the owner of the Resort from the date of our mortgage loan until we acquired ownership of the Resort through a negotiated settlement on July 15, 2004.

As described in more detail below, on May 22, 2001 our stockholders approved a plan for our complete liquidation and eventual dissolution. Accordingly, we are engaging in an ongoing liquidation of our assets.

In this annual report, we generally refer to golf course properties in terms of 18-hole equivalents. Therefore, one 27-hole golf course property would be counted as 1.5 golf courses.

Our executive offices are located at 10 North Adger’s Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

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

Our board’s decision to adopt the plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing stockholder value. Our board of directors will continue to monitor and evaluate all of our options (including an entity sale, recapitalization, joint venture or sale of the remaining assets as a whole) from time to time in its efforts to preserve stockholder value and to further implement the plan of liquidation. We, with the assistance of Houlihan Lokey, continue to negotiate with prospective buyers of the Resort and our remaining golf course assets. As of the filing date of this annual report, we have not entered into definitive agreements for the sale of either the Resort or Stonehenge.

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

During 2005, our operations resulted in a loss for income tax purposes. Therefore, no income tax will be due on our 2005 operating revenues. We did not close any property sales in 2005. Additionally, based on our current projections and the availability of our net operating loss carry-forwards, we do not anticipate that we will incur any federal income tax liability throughout our liquidation, at least unless or until we convert into a liquidating trust, as discussed in Item 1A below under the caption “Plan of Liquidation—Potential Use of a Liquidating Trust Related Income Tax Risks to Our Stockholders.” However, these projections are based on current estimates and assumptions about the future progress of our liquidation. Our actual results and tax liability could vary materially from our projections. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions to our common stockholders.

The Operating Partnership and our Subsidiaries

We originally acquired a number of golf courses as contributions to our operating partnership in exchange for partnership equity in the form of units of limited partnership interests, called operating partnership, or OP, units. In those cases, prior owners of those golf courses became limited partners in our operating partnership.

We were originally structured as an “UPREIT,” which is a structure in which a public REIT acts as general partner of an operating partnership. We have retained that corporate structure even though GTA is no longer a REIT. Accordingly, we conduct all material business through our operating partnership; for example, when we raised capital through equity offerings we contributed the net proceeds to our operating partnership. Pursuant to our UPREIT structure, shares of our common stock are the close economic equivalent of OP units in the operating partnership. GTA, through its subsidiaries, holds one OP unit for each of its outstanding shares of the common stock, and GTA’s sole source of income is distributions from the operating partnership on these OP units (and reimbursement of its administrative costs from the operating partnership pursuant to the operating partnership agreement).

GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA’s general and limited partnership interests in our operating partnership. The board of directors of each subsidiary is comprised of the executive officers of GTA. The operating partnership was formed in Delaware in November 1996. We also have a number of wholly-owned subsidiaries, typically limited liability companies, which were established to manage the operations of the golf courses after termination of the lessees’ leasehold interest therein. One such subsidiary, GTA-IB, LLC, holds title to the Resort.

Our operating partnership, through its subsidiaries, is the legal owner of our golf courses and the Resort. GTA GP, Inc. is the sole general partner of the operating partnership and GTA LP, Inc. is a limited partner of the operating partnership. As of April 12, 2006, GTA held a 99.6% common interest in the operating partnership, through its wholly-owned subsidiaries. GTA also owns all of the series A preferred interests in the operating partnership through its subsidiary, GTA LP, Inc.

The Resort

We were the lender under an original principal balance $79 million non-recourse loan. That loan was secured by a first mortgage on the Resort. The mortgage did not include the privately owned condominium units at the Resort. The Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. Our operating partnership originated this loan in June 1997. Golf Host Resorts, Inc., referenced in this report as our former borrower or GHR, owned the Resort (other than the condominium units) and entered into an arrangement with many of the parties who own condominium units at the Resort. Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. There are no separate hotel rooms. This group of condominiums is referred to in this report as the “Rental Pool.” Approximately 25% of the 496 participating Rental Pool condominium units have internal lockout doors, which allow the rental of the condominium unit as two hotel rooms. As a result of these internal lockout doors, the 496 participating condominium units represent a total of 624 hotel rooms that may potentially participate in the Resort’s Rental Pool. Accordingly, maintaining condominium owner participation in the Rental Pool is critical to the continued economic success of the Resort. Our former borrower also entered into an agreement with Troon Golf LLC, or Troon, which provided that Troon would manage the golf courses, and an amended management agreement, or Management Agreement, with Westin Management Company South, or Westin, which provided that Westin would manage the condominium unit Rental Pool and the conference facilities.

Our former borrower became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11. On March 8, 2002, we delivered a legal notice to our former borrower accelerating the entire amount of its indebtedness to us as a result of our former borrower’s continuing default under the participating mortgage loan. We also notified Westin that we deemed Westin to be in breach under its subordination agreement with us due to Westin’s failure to remit payment to us on behalf of our former borrower. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, we could not bring a legal action directly against our former borrower to compel payment. Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon both the Resort (other than the condominium units which are owned by third parties) and any other property of our former borrower that had been pledged to us as collateral to secure the loan.

Also in March 2002, we received from Houlihan Lokey, a report valuing the Resort under a “forced liquidation” and an “orderly liquidation” scenario. Under the “forced liquidation” scenario, Houlihan Lokey assumed that we would obtain the fee interest in the Resort and immediately sell the asset. Under its “orderly liquidation” scenario, Houlihan Lokey assumed that upon our receipt of the fee interest in the Resort, we would hold the asset for 30 months and attempt to realize a modest recovery in the Resort’s value. Following the receipt of this 2002 report, our board of directors determined that an immediate liquidation of the Resort did not appear to be the more favorable option to our stockholders. After consideration of the 2002 report and other relevant facts, circumstances and assumptions and our review of the alternatives then available to us, our board of directors determined that it would be in the best interest of our stockholders to seek a negotiated resolution to the former borrower’s default in order to allow us to best preserve the value of our collateral. In view of the potentially advantageous result for our stockholders, our board approved a strategy of seeking to obtain title to the Resort and thereafter holding the asset until approximately December 31, 2005 to seek to realize a modest recovery in its financial performance levels, based on historical financial results, prior to disposing of the asset.

Following review of a subsequent valuation report from Houlihan Lokey in March 2003 and consideration of other relevant facts, circumstances and analyses, our management and our board of directors continued to believe that seeking a recovery in the Resort’s financial performance and a resolution of issues with the former borrower (as opposed to actively marketing the Resort’s interests for sale at a distressed price), was in the best interest of our stockholders. To that end, we negotiated with our former borrower, as well as with Westin and Troon, in an effort to seek a global resolution of all of our borrower’s contractual defaults at the Resort.

From the time of our former borrower’s default until July 15, 2004, we sought to resolve complex open issues in furtherance of a negotiated foreclosure or settlement with our former borrower to mitigate further negative impact to the Resort. On July 15, 2004, we entered into a Settlement Agreement with our former borrower, Westin, Troon and other parties and took control of the Resort. As part of the Settlement Agreement, referenced in this report as the Settlement Agreement, we:

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

•       entered, through our operating partnership, into an agreement with our former borrower regarding the residential development of Parcel F; and

•       assumed, through GTA-IB, LLC, the responsibilities of the current Resort owner regarding the administration of the condominium unit Rental Pool (the day-to-day operation of which is subject to a contract with Westin).

As a result of the settlement, the financial results of GTA-IB, LLC, our subsidiary that holds title to the Resort, are consolidated in our financial statements.

Status of the Sale of the Resort

As previously disclosed in our Form 10-Q for the third quarter of 2005 filed on November 14, 2005, on October 27, 2005, the GTA Selling Entities entered into an asset purchase agreement with CMI. The asset purchase agreement with CMI provided, among other things, for the acquisition by CMI of the business of the Resort, certain related assets and liabilities thereof, and GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. On November 23, 2005, consistent with its rights under the asset purchase agreement, CMI exercised its right to terminate the agreement. Neither CMI nor the GTA Selling Entities incurred any penalties as a result of this termination. We, with the assistance of Houlihan Lokey, continue to negotiate with prospective buyers of the Resort and related business. As of the filing date of this annual report, we have not entered into a definitive agreements for the sale of the Resort.

Rental Pool

In addition to the current Rental Pool agreement dated January 1, 2002, GHR agreed with the condominium owners association that GHR would reimburse 50% of the refurbishment costs invested in the condominium units by the condominium owners plus interest on those costs accrued at 5% per annum. This amount will be reimbursed to participating condominium owners, or transferees who receive a condominium unit from a participating owner, over the five-year period beginning in 2005 as reflected in the table below. The full reimbursement attributable to each unit is contingent on the unit remaining in the Rental Pool from the date of the refurbishment of such unit through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will abate until such time as the number of units in the Rental Pool is again 575 or more. The refurbishment of 617 Rental Pool units was completed as of September 30, 2003. As of April 12, 2006, 612 units were participating in the Rental Pool. Minimum undiscounted principal payments on the refurbishment program are as follows:

	Principal	Interest
	(in thousands)	(in thousands)
2006	1,069	294
2007	1,426	232
2008	1,784	152
2009	2,141	54
Total	$6,420	$732

Class Action Lawsuit of the Condominium Owners

Approximately fifty condominium owners initiated legal action against GHR and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior Rental Pool arrangement. We were not a party to the lawsuit, nor are any of our affiliates. It is our understanding, however, that the condominium owners/plaintiffs alleged breaches of contract, including breaches in connection with the prior Rental Pool arrangement. It is also our understanding that the plaintiffs were seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the Rental Pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort. The plaintiffs in this case had filed with the Florida appellate court a motion in which they asked the court to either rehear their appeal or certify a question to the Florida Supreme Court. The court denied this motion. All the cases have been dismissed and the time in which the plaintiffs may appeal has elapsed.

Estimated Value/Amount of Write-Down

In October 2003, based upon both the Resort’s disappointing 2003 operating performance and our receipt of Westin’s forecast of 2004 operating performance for the Resort and a budget that fell below our expectations, we realized that any economic recovery for the Resort would be delayed by a year or more. In our prior filings with the Securities Exchange Commission we stated that our assessment of the Resort’s fair value might decline at some future date, based on facts and circumstances prevailing at that time, and that the Resort might be written-down in future periods. After we received and reviewed the revised Westin forecast for the Resort and the 2004 Westin budget for the Resort and attended the 2004 Westin budget review meeting with our former borrower, Westin and Troon, we determined based upon the newly received facts that our prior assessment of the participating mortgage’s fair value had declined and that a write-down was necessary to reflect the new information. In our preparation of the revised estimate of the resale value of the Resort at that time, we considered, among other things, booking information for 2003, extended forecasts from Westin, discussions with Westin, and, most importantly, the results of a study that we commissioned in July 2003 to estimate the value of the Resort.

Based on the above considerations and the other limited information available to us at November 14, 2003, the date of the filing of our report on Form 10-Q for the third quarter of 2003, we estimated the fair value of the participating mortgage under the “orderly liquidation” strategy to be $44.24 million for purposes of our September 30, 2003 balance sheet. This $44.24 million fair value estimate was based on our estimate of the Resort’s resale value as a going concern at December 31, 2005, the then estimated end of the holding period for the Resort. Accordingly, for the quarter ended September 30, 2003, we recorded a write-down of $15.8 million against the participating mortgage’s December 31, 2002 and June 30, 2003 estimated $60 million value.

Prior to the execution of the Settlement Agreement with our former borrower and Westin, Westin exercised management control of the Resort pursuant to existing contractual obligations with our former borrower. One such obligation was the prospective required repayment to Westin of its approximately $11.0 million in advances to the Resort in the event of a termination of the management agreement. These contractual obligations relating to Westin’s management were binding upon us regardless of whether we took title to the Resort by foreclosure or negotiated settlement. Subject to our ability to enter into a new management agreement with restructured terms satisfactory to us, we determined that changing management companies at the Resort at this point in time in our plan of liquidation would be too costly, inefficient, potentially harmful to the performance of the Resort, and not in the best interest of our stockholders. In connection with the negotiation of the Settlement Agreement, we entered into new agreements with Westin (and Troon through Westin) relating to the management of the Resort, including hotel operations and golf operations. We believe these agreements include provisions that are significant improvements from our perspective, particularly as those provisions pertain to Westin’s obligations to report to us and the redesigned management fee structure which we believe more effectively focuses Westin on achieving profitability for the Resort. Ultimate management control of the Resort rests with Westin until such time as our July 15, 2004 management agreement with Westin expires pursuant to its terms in 2017 or is terminated earlier. Since we obtained ownership of the Resort, we, along with the Resort’s operator, Westin, as resort manager (and Troon, as golf manager, through Westin), have been focusing on developing new strategies to facilitate realization of a recovery in the Resort’s performance.

At the time that we took title to the Resort pursuant to the Settlement Agreement, we were required to allocate the settlement amount among asset categories on our balance sheet. In order to implement this allocation of the settlement amount among the different asset categories on our balance sheet as of the date that we assumed ownership of the Resort, we engaged the same independent financial advisors who prepared the asset study that we commissioned in July of 2003 to update that study. That study included an estimate of the fair value of the Resort’s real estate operating as a golf resort and an estimate of the fair value of the Resort’s identified contractual intangible assets, non-contractual but identifiable intangible items. We updated the estimated fair market value in continued use of the Resort’s furniture, fixtures and equipment, or FF&E, by beginning with the value obtained in July 2003 and giving consideration to new FF&E purchased since July 2003 rather than retaining a third party expert for this purpose. The estimate of the fair market value of each of the Resort’s asset groups is based on facts and circumstances known to us at that time. Based on this updated asset study and other facts and circumstances known to us at the date that we took title to the Resort, for purposes of our September 30, 2004 balance sheet, we estimated the fair value of the participating mortgage under the “orderly liquidation” strategy to be $39.24 million. Accordingly, for the quarter ended September 30, 2004, we recorded a write-down of $5.0 million against the participating mortgage’s carrying value at that date. In arriving at this revised fair value estimate, we made several assumptions about future events, including the following:

•       We assumed that the Resort’s performance would recover to historical trend levels as a result of the marketing and management skills of Westin and Troon, as the golf manager, recovering group business as corporate travel and meeting budgets seem to be getting restored to historical levels, the recovery in Florida’s destination resort and lodging industry and general improvement in travel, resort and lodging spending nationwide.

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

•       We assumed that Westin and Troon, as the Resorts’ manager and golf manager, respectively, would operate the Resort, in a manner that generally approaches the level of operating performance we believe can be generated by the Resort during the anticipated holding period. We face the risk that Westin and Troon might not manage the Resort at the levels we believe are attainable. We anticipate that the Resort’s ability to attain the level of success that we are targeting will depend upon: the marketing and management skills of Westin and Troon, and the realization of financial results from the successful implementation of the process to broaden the marketing focus from primarily large corporate group bookings to smaller business and personal groups, golf packages, transient stays and vacation bookings.

The estimate of $39.24 million was subject to the assumptions set forth in the prior paragraphs, and to the risk that the performance of the parties to the Settlement Agreement would fall short of our expectations.As contemplated in our engagement of Houlihan Lokey (see Note 1 to the Consolidated Financial Statements referred to in Item 8 of this annual report), our board of directors may decide to sell our interest in the Resort as part of an exit transaction in response to a reasonable offer if, after consideration of the facts and circumstances at that time, our board of directors determines that the sale or other exit transaction would be in the best interest of our stockholders.

Our net investment in our subsidiary of GTA-IB, LLC was recorded at $39.24 million at the date of acquisition; however, the net investment has been reduced in the normal course of operations by a cumulative net operating loss so that the carrying value was $38.821 million at December 31, 2005, prior to the year-end write-down. Based on market indications of interest obtained in the Resort sales process managed by Houlihan Lokey, the combined estimated carrying value of the Resort’s resale value as a going concern and our interest in Parcel F at December 31, 2005 is $36.4 million. This carrying value is allocated $35.0 million to the business of the Resort and $1.4 million to our interest in Parcel F less Parcel F’s collateralized debt. Therefore, we recorded a write-down of $2.421 million at December 31, 2005. We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the Resort’s fair value may change, and the asset may again be written-down. See further discussion of the risks that we face relating to the Resort under the heading “Risk Factors.”

Current Strategic Choices

Our expected liquidating distributions, as further discussed below under the caption “Annual Updates to the Projected Range of Liquidating Distributions,” have been negatively impacted by the past delays in the economic recovery. The net free cash flow at the Resort fell short of Westin’s budgeted expectations for 2004. Since we acquired the Resort in July 2004, we have seen positive trends in the return of corporate business to the Resort, as reflected by increased inquiries and bookings from corporate meeting planners nationwide, as well as stronger transient and golf package business. Given that we have held fee simple title to the Resort since July 15, 2004, and after careful consideration, we concluded that it would be in the best interest of our stockholders if we retained a financial advisor to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. On January 21, 2005, in the interest of seeking to accelerate the finalization of our liquidation, we engaged Houlihan Lokey, as our exclusive financial advisor to provide financial advisory services to it in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of its assets, a merger or otherwise in order to allow it to maximize value to its stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. In this annual report, we refer to the type of transaction discussed in the prior two sentences as an exit transaction. Our board of directors formed a Special Committee comprised of all three of its independent directors to consider certain matters relating to the liquidation and Houlihan Lokey’s services in evaluating an exit transaction. Houlihan Lokey’s work as our financial advisor in furtherance of accelerating the finalization of its liquidation is ongoing. Our Special Committee has and expects to continue to receive regular status reports from Houlihan Lokey regarding the status of the liquidation. In that regard, we have spent significant time with prospective buyers negotiating the terms of various purchase and sale agreements. As of the filing date of this annual report, we have not entered into a definitive agreement for the sale of the Resort. See further discussion of Houlihan Lokey’s fee structure below in Note 1 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

The terms of our series A preferred stock and our agreements with AEW prohibit us from making any further distributions to common stockholders until the series A preferred stock is redeemed in full. After our series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to the holders of our common stock. However, we expect that the net proceeds of our asset dispositions will not be sufficient to redeem our series A preferred stock in full until we liquidate our interest in the Resort. See the latest developments related to AEW and our preferred stock in Item 1 under the caption “Significant Events since the filing of our last Quarterly Report.”

See further discussion below under the caption “Potential use of a Liquidating Trust; Related Income Tax Risks to our Shareholders.”

Annual Updates to the Projected Range of Liquidating Distributions

The projections described in our prior filings were forward-looking statements at the time made, subject to this report’s introductory cautionary note and the risk factors included in Part I, Item 1A.

Original 2001 and 2002 Ranges.   At the time we prepared our proxy statement dated April 6, 2001 wherein we solicited stockholders’ approval for the plan of liquidation, management provided an estimate of the range of total liquidation distributions to holders of our common stock that would be made if our stockholders approved the plan of liquidation. Our management also included in our proxy statement an estimate of the number of months that would elapse prior to our complete liquidation. We will not restate this historical information in this annual report.

No New Range of Liquidating Distributions.   We have recorded the value of our golf courses and the Resort (discussed in detail in an earlier section titled “Estimated Value/Amount of Write-Down”), at our current best estimates of fair value. While we are not providing a new range of liquidation distributions, based on the fact that we now have title to the Resort and have engaged Houlihan Lokey to pursue our stockholder-approved plan of liquidation, we have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. We have not recorded a liability for preferred dividends accruing after June 30, 2001based upon our expectation that we will close upon an exit transaction by June 30, 2006 at a price which will allow us to exercise our option to repurchase AEW’s preferred stock at a price of $20,000,000 pursuant to the terms of our letter agreement executed with AEW. See further discussion below under the caption “Risk Factors,” in Item 1A of this annual report and in Note 15 to the Consolidated Financial Statements referred to in Item 8 of this annual report. Should we not close on an exit transaction by June 30, 2006, in a price range which allows us to exercise that option, we would be required to accrue approximately $9,914,000 in preferred dividends, plus $625,000 per quarter for preferred dividends accruing from January 1, 2006 through the date that we are able to redeem AEW’s series A preferred stock. This would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per share.

The liquidation value of our net assets at December 31, 2005 is discussed in further detail below. However, we can make no assurances that our remaining assets will be sold in the timeline contemplated nor as to the accuracy of our projections of their operating performance. Our current projections are based upon an exit transaction closing on or before June 30, 2006, the date that the AEW option would expire. We can make no assurances that AEW will agree to extend the purchase option in the event that an exit transaction has not closed by June 30, 2006, or that it will allow us to redeem its preferred stock for $20 million if the cash consideration that we receive for the business of the Resort is more than $35 million.

We will continue to refrain from making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range due to uncertainty of the above named factors; however, we will adjust the accruals for liquidation expenses and will review for impairment the fair value of the Resort and golf course assets from time to time based on new information and revised projections as they become available. For example, in our quarterly report of the third quarter of 2004, we wrote down the value of the Resort to $39.24 million based on the study of its valuation that was undertaken as part of the process of allocating its purchase price among the categories on our balance sheet as of the date of the Settlement Agreement. In addition, as of December 31, 2005, based on market indications of interest, we recorded an additional write-down of $2.421 million.

Any of these estimates might prove to be incorrect in materially adverse ways. In the event that those estimates prove incorrect, our actual liquidating distributions may be lower, or even materially lower, than our projections. We currently expect liquidating distributions to the holders of our common stock to begin after the sale of the Resort. We are currently contemplating a sale in the second quarter of 2006, but the sale may be delayed. No assurances can be made that a sale of our company, the Resort or any of our other assets will be made within the contemplated timeframe.

All of the projections described above are forward-looking statements subject to the cautionary note and the risk factors listed in Part I, Item 1A. The projections are based on numerous estimates and limiting assumptions, including those listed above, any or all of which might prove to be incorrect in materially adverse ways. None of the projections are based on any appraisals of any of our assets, except the fair value of the Resort which was based on a commissioned asset study subsequently updated for equipment purchases and retirements since that date. The actual amount of our liquidating distributions could be lower than our historical and current projections, and the actual timing of our liquidating distributions could be later than our historical and current projections. Except as may be required by applicable law, we have no current intention to produce any further updates to our projected range of liquidating distributions. In the future, the mere fact that we have not updated our historical projections does not indicate that we continue to endorse those historical projections or that they have not declined further; in fact, we believe the historical projections may be more favorable than the current facts. All projections are inexact and subject to numerous risks and uncertainties. Accordingly, you should not place undue reliance on the assumptions or historical projections above. Important factors that could cause such variances are discussed in Item 1A.

The net assets of $13,782,000 at December 31, 2005 would equate to a net asset value per share of approximately $1.90. This $1.90 estimate of net asset value per share includes projections of costs and expenses, described above, expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining three assets, including the Resort. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $1.90 estimate is derived by dividing the net assets of $13,782,000 by the number of shares of common stock and common operating partnership units outstanding (7,358,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse in 2001. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Revolving Line of Credit

See discussion of our revolving line of credit below in Item 7 under the caption “Liquidity and Capital Resources” and in Note 8 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

Conditions in the Golf Industry

Efforts to sell our remaining golf courses continues to prove challenging due primarily to the fact that the rebound of the United States economy has not had the robust impact on the golf industry that has been evident in other industries such as residential real estate. The lack of corporate buyers in the golf industry, and the fact the market is over saturated with golf courses for sale (the number of golf courses for sale has increased significantly since our plan of liquidation was approved creating greater downward pressure on pricing). While both the travel and golf industries continue to experience modest increases in inventory utilization and fees during 2005, the destination golf resort industry which includes our primary asset, is still recovering from the depressed industry performance initially impacted by the 2001 terrorists attacks, compounded by the above normal number of hurricanes that ravaged the coast of Florida and the eastern United States over the last two years, and general challenges inherent in the travel process. While new golf course openings continue to slow, the supply of golf courses still exceeds demand which has remained static the last twenty-four months. This imbalance creates negative pressure on golf rounds and the rates we are able to charge for initiation fees, greens fees and membership dues. A mitigating factor is that in certain markets, golf courses are being closed and sold for alternative uses thus reducing the supply of golf properties; however, this will only have a marginal, stabilizing, impact on the industry. In addition, increased interest rates have made golf course acquisition and construction financing less appealing and combined with the state of the industry, has forced many of the traditional lenders to exit the golf industry. As a result of these factors, we believe our business, and our ability to execute our liquidation plan continues to be negatively impacted.

Golf Course Dispositions

From January 1, 2003 through April 12, 2006, we disposed of the following golf courses (see “Progress of our Liquidation Compared to our Original Projection” above for details as to how these asset sales prices below apply to the respective ranges of value):

Golf Course Dispositions since January 1, 2003 through April 12, 2006

Property	City and State	Total Consideration		18-Hole Equivalent	Closing Date
2003
Lost Oaks Golf Course	Palm Harbor, FL	2,300,000		1.0	1/13/03
Eagle Ridge Inn & Resort	Galena, IL	40,500,000	(1)	3.5	1/30/03
Mystic Creek Golf Club	Dearborn, MI	3,500,000		1.5	4/17/03
Sandpiper Golf Course	Santa Barbara, CA	25,000,000		1.0	6/17/03
2003 sub-total		71,300,000		7.0
2004
Wekiva Golf Club	Longwood, FL	2,475,000		1.0	8/26/04
Black Bear Golf Club	Ustis, FL	1,550,000		1.0	9/24/04
2004 sub-total		4,025,000		2.0
2005—no sales
January 1, 2006 - April 12, 2006—no closed sales
Grand Total		$75,325,000		9.0

(1)          Included in the proceeds is a note receivable with a fair market value at December 31, 2005 of $2,300,000.

Our Remaining Golf Course Assets

As of April 12, 2006, we hold interests in seven golf courses (or three assets), all of which are owned by us in fee simple. These seven golf courses are located at the following three properties:

Property	Location	18-Hole Equivalent
Innisbrook Resort	Palm Harbor, FL	4
Tierra Del Sol	Albuquerque, NM	1
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2
		7

Letters of Intent and Purchase Agreements

As of April 12, 2006, the following is the status of our agreements for the disposition of our remaining golf courses and the Resort.

For the current status of the sale of the Resort, see discussion in Item 1 of this annual report under the caption “Status of the Sale of the Resort” and under the caption “Risk Factors” in Item 1A of this annual report.

On October 18, 2005, we entered in to a purchase and sale agreement with Wildecreek Club Properties, LLC and Woodcreek Club Properties, LLC, South Carolina limited liability companies, for the sale of Stonehenge at a purchase price of approximately $6,675,000 plus the assumption of certain liabilities and customary closing prorations. The closing of this sale, subject to customary closing conditions, including the potential buyer’s satisfactory completion of the due diligence process, was initially scheduled for on or before December 16, 2005. On December 8, 2005, we entered into an amendment to this purchase and sale agreement to, among other things, extend the closing date to January 31, 2006. When the closing did not occur by January 31, 2006, this purchase and sale agreement expired. At the present time, discussions between us and the potential buyer are continuing.

On March 24, 2006, we entered into a purchase and sale agreement for the disposition of the Tierra Del Sol Country Club to Encargo Limited, LLC, a New Mexico limited liability company, or its permitted assigns, for a price of $2.125 million. Any proceeds from the sale of Tierra Del Sol Country Club are subject to an Agreement for Marketing and Joint Sale of Property. The Agreement for Marketing and Joint Sale of Property provides that 17.5% of these proceeds of a sale will be paid to the Estate of Terrence J. Mulvihill and Golf Classic Resorts, LLC, the owner of the water rights and the executive 9-hole golf course at Tierra Del Sol. (See Item 3 of this annual report under the caption “Agreement for Marketing and Joint Sale of Tierra Del Sol” for further discussion) The purchase and sale agreement requires that the buyer assume certain liabilities including a liquor license note payable for $125,000. Under the terms of the purchase and sale agreement, the purchase price will be paid $1,062,500 in cash at closing and the remaining balance will be financed by us pursuant to the following terms: a promissory note (the “note”) with a twelve month term secured by a first mortgage on the property accruing interest at prime plus 3% and paid quarterly. If the note is paid off within three months then the accrued interest is waived. If the note is paid off within six months then the accrued interest will be discounted by 50%. The closing of this sale, subject to customary closing conditions, including the buyer’s satisfactory completion of the due diligence process, is currently contemplated on or before April 18, 2006. At the present time, the purchase and sale agreement for Tierra Del Sol may be terminated by either us or the buyer for any or no reason, without penalty.

Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders

If our preferred stock is redeemed or our preferred stockholder consents, we may decide to convert our company into a liquidating trust. Historically, the SEC has allowed liquidating trusts to enjoy relaxed reporting requirements. For example, the SEC traditionally allows liquidating trusts to include unaudited financial statements in their annual reports and does not require such trusts to file any further proxy statements or quarterly reports. Such treatment could result in substantial legal and auditing fee savings for us. In addition, if we convert to a liquidating trust we might realize additional general and administrative cost savings in several areas including certain insurance costs, and printing and reporting costs of a public company. However, we would lose the benefit of our net operating loss carry-forwards. Our conversion into a liquidating trust most likely would be accomplished by contributing all of our assets to a newly-formed trust and then distributing shares of beneficial interest in the trust to holders of our common stock and to any remaining holders of our common OP units. Following that distribution, all shares of our common stock would be cancelled and in their place our stockholders would receive shares of beneficial interest in the liquidating trust in proportion to their prior stock holdings. It is our intention that any such liquidating trust would qualify either as a grantor trust or as a partnership for tax purposes.

The shares of beneficial interest would be similar to shares of common stock except that they would not be traded on any exchange, they would not be represented by any certificates and they would not be transferable (except by will, intestate succession or operation of law). As a result, you would not be able to sell your interest in our liquidating trust.

We expect that if we decide to convert into a liquidating trust, we will make a public announcement indicating, among other things, the date on which the conversion is expected to occur, the identity (if known at such time) of one or more trustees who will oversee the trust’s sale of our remaining assets and the distribution of the remaining cash and net proceeds, and a summary of the rights of holders of beneficial interests in the liquidating trust. We expect, but cannot guarantee, that such notice will precede any transfer to a liquidating trust by approximately 30 days. We hope to be able to provide a public announcement to provide our stockholders with an opportunity to seek to sell their shares of stock on the market rather than receive shares of beneficial interest in the trust. Although shares of beneficial interest would not be transferable, their holders would have the right to receive any and all further liquidating distributions funded by the proceeds from the ultimate sales of our remaining assets. Conversion into a liquidating trust is expressly authorized by the plan of liquidation.

For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets measured by the fair market value of the assets at the time of the transfer to the liquidating trust, with any gains offset by available net operating loss carry-forwards. In addition, stockholders would recognize gain to the extent the stockholders’ share of the cash and of the fair market value of the assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously (or ever) receive a distribution of cash or any other assets with which to satisfy the resulting tax liability.

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

Since we are no longer a REIT, we could be subject to income tax on any recognized gains. However, as of December 31, 2005, we believe we have sufficient net operating loss carryovers to offset any recognized gains. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. If a liquidating trust is formed, our net operating loss carryovers will disappear and, therefore, will not be available to reduce any subsequent gains recognized within the trust. However, the trust (or owner thereof) should have a tax basis equal to the fair market value of the assets at the date the liquidating trust is formed. Any gain recognized by the trust would be the result of either appreciation in the value of the assets during the time that they are owned by the trust, or an initial underestimation of the fair market value of the assets at the time the trust is formed.

We have been reviewing the advantages and disadvantages of contributing our remaining assets into a liquidating trust. We presently plan to contribute our remaining assets to a liquidating trust not later than December 31, 2006; however our board will continue to review the timing and merits of such strategy in light of progress in our negotiations to sell the Resort and other relevant factors.

Managed Properties

In 2004, we managed Wekiva and Black Bear until their respective sale dates of August 26, 2004 and September 24, 2004.

As of April 12, 2006, we continue to manage the Country Club at Wildewood and the Country Club at Woodcreek Farms (collectively known as Stonehenge) and Tierra Del Sol.

As previously explained, Westin manages the Resort pursuant to a management agreement.

Financial Information About Industry Segments

See the Consolidated Financial Statements and notes thereto referred to in Item 8 of this annual report for the financial information required to be included in response to this Item.

Employees

At April 12, 2006, we had five full-time employees (including our chief executive officer and our controller) and two part-time employees (including the person who acts as our chief financial officer and our accounting supervisor). We will continue to reduce or terminate time commitments and related salaries and wages as our remaining assets are sold. In particular, while our chief executive officer is presently a full time employee, we have reached an agreement with him that provides that his time commitment will be reduced in exchange for a corresponding reduction in his wages and salary. In addition, as of April 12, 2006, at the three golf courses (two properties) that we own and manage, we had approximately 43 full-time employees and 42 part-time employees, in the aggregate, of which some are seasonal. We are the co-employer of both the staff at the corporate office and the golf course employees as we lease their services from an independent employee leasing company and, therefore, serve as co-employer. At the Resort, which is owned by us but managed by Westin, through a subsidiary we employ approximately 520 full-time employees, 87 part-time employees and 123 casual labor employees, of which some are seasonal.

Environmental Matters

Operations at our golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of these substances, or the failure to remediate these substances properly when released, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral.

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to reduce the civil penalty to $22,000, and to allow 80% of the reduced civil penalty to be offset with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions and report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order. This report indicates that further remediation may be necessary and URS Corporation has estimated the remediation costs, if required by the DEP, to be approximately $35,000 to $40,000. These additional estimated costs have not been accrued in the financial statements.

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

Government Regulation

Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and the construction of capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. When the golf courses were subject to participating leases, the lessees were responsible for any costs associated with ADA compliance. We no longer have any participating leases at our golf courses and, accordingly, we are responsible for related costs incurred at the golf courses.

Competition

Our Resort faces competition for corporate group business and transient guests both from resorts owned by others and located in the same geographic areas and from resorts located in other geographic areas with a similar climate. Increases in the number and quality of golf resorts that cater to corporate and group business have had a material adverse effect on the revenues of the Resort and, thus, on our ability to generate positive net cash flows. The Resort is attempting to apply new marketing strategies to broaden the Resort’s scope so that the Resort’s core business is not reliant on corporate group business.

Our other two golf course properties are subject to competition for players and members from golf courses owned by others and located in the same geographic areas. Despite this competition, our other two golf course properties have been able to maintain a fairly stable membership base.

Seasonality

See Item 1A in this annual report for a discussion of golf course seasonality.

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

Pursuant to the management agreement, the Resort employees are subject to the Worldwide Code of Business Conduct and Ethics of Westin’s parent, Starwood Hotels & Resorts Worldwide, Inc. We will provide a copy of Starwood’s Worldwide Code of Business Conduct and Ethics without charge to any stockholder who so requests in writing to Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401, Attention: Secretary.

Web Site Access to our Periodic SEC Reports

Our primary Internet address is www.golftrust.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K), current reports (Form 8-K) and beneficial ownership reports (Forms 3, 4 and 5) available free of charge through our Web site (by hyperlink to the SEC’s Web site) as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the news releases section of our Web site, as allowed by SEC rules. These disclosures may include amendments to and waivers either of our Code of Ethics of Starwood’s Worldwide Code of Business Conduct and Ethics.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

We have recorded the value of the Resort and our remaining golf courses and liabilities at our best estimates of fair value as of April 12, 2006; however, we cannot provide assurances that these estimates reflect actual current market value for the applicable courses. As a result of our inability to provide assurances regarding the estimates of the fair value of our assets, including the probability of negotiating and closing a sale of the Resort, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be less than our earlier projections. Further, while we have provided in this report estimated adjustments to net assets in liquidation based upon the sale of the Resort for consideration of approximately $35 million, we cannot assure you that we will be able to close a sale of the Resort for a price that will allow us to realize the estimated proceeds for the Resort, if at all. Further, we cannot guarantee that the cash consideration paid for the business of the Resort will be in a price range to allow us to repurchase AEW’s preferred stock for $20 million, if at all. As a result, the estimated adjustments to net assets in liquidation provided in this report may prove incorrect and the amounts, if any, that we ultimately distribute as liquidating distributions may be less than estimated.

Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could reduce our liquidating distributions to holders of our common stock.

We do not believe we are able at this time to project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidating period. The factors giving rise to this uncertainty include, without limitation, the following:

•       improvement in the financial performance of the Resort that we have observed since we took title in July 2004 may not continue;

•       despite our execution of a new management agreement with Westin at the Resort providing for increased control by us over accounting and marketing and improved provisions governing Westin’s reporting to us, we do not directly manage the Resort;

•       our Settlement Agreement with our former borrower and related agreements that we entered with Westin may prove less successful than anticipated, and the performance of the parties to the Settlement Agreement may fall short of our expectations;

•       historical uncertainty surrounding the future of the Resort and the level of Westin’s involvement upon the prospective sale of the Resort may create uncertainty for corporate meeting planners contracting for large corporate groups, and any such uncertainty may be used as a competitive advantage by our competitors when marketing their hotels against the Resort;

•       continued threats of terrorism and the impact thereof on the travel and lodging industry; and

•       uncertainty about our ability to close the transactions contemplated in any asset purchase agreement we may execute.

As a result of the foregoing, at the present time we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable. You should not assume that the liquidating distributions have not increased or declined, perhaps in material amounts, from the historical projections we provided in earlier filings.

Our efforts to preserve the value of the Resort until we are able to consummate its sale may be unsuccessful, and we might ultimately sell our interest in the Resort for less than our last estimate of its fair value. Accordingly, our assessment of the Resort’s fair value may change at some future date, perhaps in a material adverse manner, based on facts and circumstances at that time, and the Resort’s value may again be written-down.

We have entered into an Option Agreement with the holder of our series A preferred stock which provides that the holder will permit us to repurchase all of the holder’s series A preferred stock for less than the current liquidation preferences afforded to those shares provided that we receive a cash consideration for the business of the Resort of no more than $35 million. As a result of our understandings with AEW, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 and all subsequent quarters. In the event that we are unable to exercise our option to repurchase all of the holder’s series A preferred stock prior to its expiration date, we may be required to pay that holder all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to common stockholders.

On April 12, 2006 we executed an Option Agreement, with the holder of our series A preferred stock, AEW, in which AEW agreed that we shall have an option to purchase, on or before June 30, 2006, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. The exercise price of this option is approximately $20,000,000. This option is only exercisable if the business of the Resort is sold for no more than $35,000,000 million. This exercise price excludes dividends that would accrue to the series A preferred stock.

As a result of our understandings with AEW, we have not recorded in our net assets a liability for the accrual of quarterly preferred dividends for the period July 1, 2001 to December 31, 2005 totaling $9,914,000, plus an additional dividend accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW. In the event that we are unable to exercise our option to repurchase all of the holder’s series A preferred stock prior to its expiration date of June 30, 2006, or if the cash consideration for the business of the Resort is outside of the range permitting us to exercise our option to repurchase AEW’s preferred stock, we may be required to pay that holder all or a portion of the quarterly preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to common stockholders.

We cannot guarantee that we will be able to enter into a binding agreement for the sale or other disposition of the Resort.

In connection with our efforts to sell the Resort, we intend to negotiate and execute a binding asset purchase agreement. Thereafter, any closing pursuant to an executed asset purchase agreement will be conditioned upon, among other things, consideration and approval of the transaction by the Special Committee of our Board and the receipt of a satisfactory fairness opinion. We cannot assure you that we will enter into an asset purchase agreement for the Resort or, if we do so, that all conditions to closing will be satisfied and the Resort will be sold. Further, the price that we receive if we sell the Resort might be less than the then applicable carrying value of the Resort on our financial statements. Significant legal and other costs and expenses will be incurred in connection with the negotiation of any sale of the Resort, and these costs and expenses will further reduce the liquidating distributions that we make to the holders of our common stock.

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

On July 15, 2004, we entered a Settlement Agreement relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations. In 2005, we funded $1,050,000 to address seasonal cash flow shortfalls. However, there are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort.

Although the revenues of the Resort have begun to increase since we took title to it, we cannot guarantee that the Resort’s future performance will continue to show improvement. If we do not continue to improve the Resort’s financial performance, our recovery with respect to this asset might be significantly delayed. A delay in our recovery of the Resort might reduce the net proceeds that we ultimately receive upon a sale of the Resort to less than our current estimate of the Resort’s fair value, and we may be forced to use funds that otherwise might be distributed to our stockholders to fund cash shortages of the Resort, causing our liquidating distributions to holders of our common stock to be reduced. Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success under the Settlement Agreement, the future success of the Resort or the consummation of the transactions contemplated by the Asset Purchase Agreement.

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

Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain our key non-executive employees, in particular our controller. Those employees may seek other employment rather than remaining with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

If we are unable to consummate a sale of the Resort or our other remaining golf courses at our revised estimates of their respective values, our liquidating distributions might be delayed or reduced.

In addition to the four golf courses at the Resort, we have two other properties (or three eighteen-hole equivalent golf courses). We have entered into an agreement relating to one of the other two remaining assets; however, at the present time that agreement may be terminated by the potential buyer without penalty. In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining golf courses at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining golf courses may exceed the prices we eventually receive. At December 31, 2005, we recorded a $2.421 million write-down in the value of the Resort based on market indications of interest. Should our current purchase and sale agreement fail to close, in order to find new buyers in a reasonably expeditious manner, we might be required to lower our asking price for the Resort and our other remaining courses below our estimate of their fair value. If we are not able to find new buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

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

Before making the final liquidating distribution to the holders of our stock, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of any such purchase. In addition, if we form a liquidating trust, we may have additional expenses for items such as insurance for the trustees. We have estimated such transaction costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions will be lower than we have historically projected, and perhaps by substantial amounts.

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

However, our operations resulted in a net operating loss for income tax purposes during 2003, 2004 and 2005. Therefore, no income tax will be due on our operating income/loss or proceeds from the sale of properties that occurred during 2003, 2004 and 2005. At the present time, we believe we have sufficient net operating loss carryovers to offset any gains we might recognize through our liquidation. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. The resulting tax liabilities would reduce the amount of cash available for liquidating distributions.

The holder of our series A preferred stock might exercise its right to appoint two directors to our board of directors, which might result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholders.

We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are eighteen quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board’s decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock. The Option Agreement executed between us and AEW on April 12, 2006 does not impact AEW’s right under the voting agreement as described above to appoint two new directors to our board should they desire to do so.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

As we contemplate the sale of our remaining assets and the wind-up of our company, as expressly contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust, our corporate existence would terminate and our shares would no longer trade publicly. The plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our preferred stock has been redeemed in full or until such time as it consents to such a contribution.

For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders. As a result, we will recognize gain or loss inherent in any such assets, with any gains offset by available net operating loss carry-overs (discussed above). In addition, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability, and would not be able to transfer its interests in the liquidating trust.

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

In the event that we are unable to sell the Resort and our other remaining golf courses as planned, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of April 12, 2006, we owed our two most senior executive officers a total of approximately $1,755,000 in milestone payments and accrued interest on such milestone payments. We also owe a substantial sum in legal fees, including fees incurred in connection with the negotiation of agreements providing for the sale of the Resort.

Further, given that the Resort’s only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to establish self-sufficiency in the near term, we may be required to seek to provide additional capital to the Resort. In 2005, we funded $1,050,000 to address seasonal cash flow shortfalls. However, there are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort.

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

Currently, our common stock trades on the American Stock Exchange, or Amex. We cannot assure you that we will be able to maintain our listing on Amex or any other established trading market. Among other things, Amex has considerable discretion with respect to listing standards, which include qualitative and quantitative criteria, some of which are beyond our control. Further, in the event that we form a liquidating trust, we expect that we would de-list from the Amex.

We cannot assure you that we will be able to maintain our listing on Amex, and involuntary delisting would harm our business and the value of your investment. If our common stock were to be de-listed from Amex, either as a result of voluntarily action by us or because we no longer meet the Amex listing standards, it could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

We and our subsidiary, GTA-IB LLC, expect to incur significant compliance costs relating to the Exchange Act and Sarbanes-Oxley Act.

We and our subsidiary, GTA-IB, LLC, are required to comply with the reporting requirements of the Exchange Act as they apply to non-accelerated filers. As such, both entities must timely file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us and of GTA-IB. We were formed prior to the enactment of these new corporate governance standards, and as a result, we did not have all necessary procedures and policies in place at the time of their enactment. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. Costs incurred in complying with these regulations may reduce the amount of cash available for liquidating distributions.

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

Risks Relating to the Resort

In the event that the Resort does not provide sufficient cash flow to us, we may be forced to reduce capital expenditures and improvements at the Resort, diminishing the value of the Resort.

As the owner of the Resort, we are responsible for any negative cash flow associated with its operation. As a result of our assumption of these liabilities and our responsibility for any negative cash flow of the Resort, we may be exposed to liabilities and expenditures exceeding our expectations or ability to pay. In the event cash flow is insufficient to fund planned improvements, our ability to rent the units in the Rental Pool may decline. A decline in the rental rates that can be charged for the units or related vacancies resulting from our inability to make necessary capital expenditures may cause the value of the Rental Pool units, and the Resort, to decline.

The Resort’s performance may not provide adequate resources to fund the refurbishment reimbursement to the Rental Pool participants.

Pursuant to GHR’s arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, GHR agreed with the Association that GHR would reimburse 50% of the refurbishment costs, plus accrued interest at 5% per annum on the unpaid balance of that portion of the unpaid refurbishment costs which we are required to reimburse. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement period from 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool.

Accordingly, maintaining condominium owner participation in the Rental Pool is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of GHR, including its responsibilities regarding the administration of the condominium unit Rental Pool, when we took ownership of the Resort pursuant to the Settlement Agreement. Also as part of the Settlement Agreement, we assumed GHR’s obligation to reimburse the refurbishment expenses paid by the condominium owners.

As owner of the Resort, we are responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the Rental Pool units, or we may otherwise decide not to use our funds in this manner. If this occurs, a disagreement involving the funding for the Rental Pool may arise, and this disagreement could both divert our management’s attention from the operation of the Resort and prove costly to the parties to any such dispute.

The number of Rental Pool units may decline if current owners find alternative uses of the units more attractive than participating in the Rental Pool, reducing the number of available Rental Pool units and diminishing the value of the remaining units.

Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher. As of April 12, 2006, the number of units participating in the Rental Pool is 612.

Severe weather patterns experienced by Florida during 2004 and the southeastern portion of the United States during 2005 could result in depressed bookings, adversely affecting the Resort’s results of operations and reducing proceeds to the participants in the Rental Pool.

We expect that bookings at the Resort during the late summer and early fall of future years may be adversely affected as a result of a series of hurricanes that affected Florida during 2004 and the southeastern portion of the United States during 2005. Our management detected such an adverse effect in 2005. In particular, the hurricanes that occurred during 2005 may have increased the awareness of potential guests, particularly those not residing in the southeastern portion of the United States, to the danger that hurricanes and tropical storms present. We expect that potential guests may be more reluctant to book rooms in regions subject to such weather patterns. In particular, it is possible that groups will choose alternative destinations for travel during the hurricane season. In the event that potential guests and groups choose alternative destinations as a result of these weather-related concerns, the Resort may experience lower bookings and reduced revenues, which in turn will result in reduced distributions to the Rental Pool participants.

Recent severe weather patterns could further intensify the seasonal nature of the results of the Resort.

The hotel industry is cyclical in nature. Our business has historically been weaker during the third quarter of each year. In the event that we suffer from reduced bookings during the third quarter as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the third quarter of each year, increasing the disparity between our results in the third quarter as compared to other quarters. This increased cyclicality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort’s fixed costs being offset by revenue during the third quarter.

We are subject to all the operating risks common to the hotel industry which could adversely affect our results of operations.

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

•       changes in travel patterns;

•       changes in operating costs, including, but not limited to, energy, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•       disputes with the managers of the Resort which may result in litigation;

•       the availability of capital to allow us to fund renovations and investments at the Resort; and

•       the financial condition of the airline industry and the impact on air travel.

General economic downturns, or an increase in labor or insurance costs, may negatively impact our results.

Moderate or severe economic downturns or adverse conditions may negatively affect the operations of the Resort. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as these costs increase. A general economic downturn, or increase in expenditures on insurance and labor costs, would adversely impact the operations of the Resort, potentially reducing funding that we provide to the Rental Pool and negatively impacting our results.

If we are unable to successfully compete for customers, it may adversely affect our operating results.

The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices, or expand or improve their marketing programs in ways that adversely affect the Resort and our operating results.

Internet reservation channels may negatively impact our bookings and results of operations.

Internet travel intermediaries such as Travelocity.com® , Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand or property-specific identification. These travel intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

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

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished. These expenditures result in an ongoing need for cash. From time to time, it may also be necessary to undertake material capital expenditure projects at the Resort. To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations.

Our investment in the Resort is subject to numerous risks, which could adversely affect our income.

As a result of our ownership of the Resort, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate such as the Resort depends in large part on the amount of income earned and capital appreciation generated by the Resort, reduced by the expenses incurred to operate it. In addition, a variety of other factors affect both income from the Resort and the Resort’s real estate value, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. When interest rates increase, the cost of developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Any of these factors could have a material adverse impact on our results of operations or financial condition. If the Resort does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Environmental regulations may increase the Resort’s costs, or limit our ability to develop, use or sell the Resort.

Environmental laws, ordinances and regulations of various federal, state, local and foreign governments impact our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, or sell the Resort. Further, in the event that environmental obligations prevent us from developing, using or selling the Resort, distributions that we are able to pay to the holders of our stock could be reduced.

Although the courts have recently delivered favorable rulings in the Land Use Lawsuits to which we are a party, in the event that the ultimate rulings in these matters are unfavorable to us, the value of Parcel F and the Resort would be adversely effected.

As discussed in further detail under the heading “Legal Matters” in Part I, Item 3 of this report, on March 10, 2005 we filed a motion to intervene as a defendant in the lawsuit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. This matter relates to a tract of land within the Resort known as Parcel F. In April 2005, a subsequent lawsuit relating to this matter was filed. We are also a defendant in this subsequent lawsuit. In this report, we refer to the March 2005 and the April 2005 lawsuits as the Land Use Lawsuits.

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While the January 6, 2006 ruling is a very favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits have the right to appeal or otherwise challenge that ruling. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the Plaintiffs in the consolidated cases filed a notice of appeal.

In the event that the plaintiffs convince a court to overturn the January 6, 2006 ruling, we could lose all or substantially all of our land use and development rights with respect to Parcel F. Such an unfavorable result could also cause us to experience reduced club memberships at the Resort and could adversely impact our ability to realize the benefits from the proposed development of Parcel F. In addition, if the defendants do not ultimately prevail in the Land Use Lawsuits and a court subsequently applies a similar interpretation of our rights with respect to the remaining developable units at the Resort, our land use and development rights in those remaining units could be jeopardized, adversely effecting both our ability to develop the Resort and the value of the Rental Pool units.

So-called acts of God, terrorist activity and war could adversely affect the Resort.

The Resort’s financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in Florida and in areas of the world from which we draw a large number of guests. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results. The returns to participants in the Rental Pool could be adversely impacted in the event that acts of God, war or terrorism impact the Resort’s ability to attract guests.

Some potential losses of the Resort are not covered by insurance.

We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to the Resort. Our policies offer coverage features and insured limits that we believe are customary for similar types of property. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit.

In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may either be uninsurable or too expensive to justify insuring against.

Our operations at the Resort are dependent upon outside managers, and if those managers are less successful than expected, the Resort’s results of operations will be adversely affected, potentially in a material way.

Westin manages the daily operations of the Resort pursuant to our management agreement with Westin, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort’s results of operations will be adversely affected, potentially in a material way.

A sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging potential guests from traveling and taking part in recreational activities.

During the past year, energy costs in the United States have increased substantially. Energy costs represent an increasingly larger percentage of the costs of the Resort, and we expect energy costs to increase in both absolute and relative terms in future periods. In addition, we expect that higher energy costs will negatively affect the Resort by discouraging travel and recreational activities. In particular, potential guests of the Resort are less likely to travel as they bear the affects of higher energy costs as either higher airline fares or in an increased cost per gallon of gasoline. In addition, higher energy costs may reduce the disposable income of potential guests, making them less likely to spend money for travel and recreational activities. As a result of these factors, a sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging traveling and taking part in recreational activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The golf courses remaining in our portfolio include those recognized below:

•       Westin Innisbrook Resort: Home of Copperhead, site of The PGA TOUR’S Chrysler Championship; “Top 100 Courses You Can Play,” Golf Magazine, 2004; “Top 75 Golf Resorts,” Golf Digest, October 2004. The Copperhead Course ranked 5th in Florida’s Favorite 100 by Florida Golf News, December 2003; Winner of Successful Meetings’ prestigious Pinnacle Award, January 2005; Winner of Golf Magazine’s 2005 and 2006 Silver Medal Award.

•       Country Club at Woodcreek Farms, “Best Courses By State,” 19th in South Carolina, Golf Digest, 2000.

As of April 12, 2006, our golf courses include one daily fee course, four resort courses and two private country club courses. Daily fee courses are open to the public and generate revenues principally through green fees, golf cart rentals, food and beverage operations, merchandise sales and driving range charges. Resort courses are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales. Initiation fees and membership dues at private country clubs are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses because the receipt of membership dues generally is independent of the level of course utilization.

Four of our golf courses are located near Tampa, Florida at the Resort, a destination golf resort that includes one of the largest hotel and conference facilities in Florida.

We own a fee simple interest in each of our golf courses. As of April 12, 2006, the two Stonehenge golf courses are pledged as collateral under our credit line with Textron Financial Corporation.

Information regarding each of the golf courses owned by us as of April 12, 2006 is set forth on the following pages. In connection with our ongoing plan of liquidation, we are actively seeking buyers for all of our remaining golf courses.

Resort Courses

As of April 12, 2006, we own the resort courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Westin Innisbrook Resort
Copperhead Course	Palm Harbor, FL	18	7,087	1972
Island Course	Palm Harbor, FL	18	6,999	1970
Highlands North	Palm Harbor, FL	18	6,245	1971
Highlands South	Palm Harbor, FL	18	6,450	1977

Daily Fee Courses

As of April 12, 2006, we own the daily fee course listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Tierra Del Sol	Albuquerque, NM	18	6,351	1982

Private Club Courses

As of April 12, 2006, we own interests in the private club courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Stonehenge Golf Courses
Wildewood	Columbia, SC	18	6,751	1974
Woodcreek Farms	Columbia, SC	18	7,002	1997

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in, or within the past year we concluded, as applicable, the following material legal proceedings:

Complaints by a former employee of GHSI

OSHA Complaints

In July 2005, our subsidiary, Golf Host Securities, Inc., or GHSI, received from the Department of Labor Occupational Safety and Health Administration, or OSHA, notice that a former employee of GHSI had filed a complaint with OSHA alleging that GHSI had violated Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accountability Act. OSHA requested that GHSI respond to the allegation that GHSI violated the referenced Acts. We timely submitted our response to the allegations. On November 3, 2005, our counsel in this matter received a letter from OSHA notifying us that this matter had been deferred to the settlement agreement, described below, and, as such, the matter had been administratively closed.

EEOC Complaints

In July 2005, GTA-IB, our wholly-owned subsidiary, received from the U.S. Equal Employment Opportunity Commission, or EEOC, a notice of a charge of discrimination by the same former employee of GHSI. The EEOC has requested that GTA-IB provide to it in July 2005 a statement of its position on the issues covered by the former employee’s charge and copies of supporting documentation. The former employee of GHSI alleged in his charge of discrimination that the termination of his employment with Golf Host Securities, GTA-IB’s subsidiary, was the result of unlawful discrimination by GTA-IB in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. On November 21, 2005, we received an acknowledgment of settlement from the EEOC notifying us that the EEOC will take no further action on this matter.

NASD Complaints

In July 2005, our subsidiary, GHSI, received notice that the same former employee of GHSI had filed a complaint with the National Association of Securities Dealers, Inc. or NASD, against GHSI for violations of the rules thereof and federal and state securities statutes. This former employee included in his claim an allegation that GTA-IB had ignored his complaints that GTA-IB’s actions were violations of law, and asked the NASD to revisit its approval of GTA-IB’s ownership of GHSI.

FDRE Complaints

In July 2005, our subsidiary, GHSI, received notice that the same former employee of GHSI had filed a complaint with the Florida Division of Real Estate, or FDRE, against GHSI for an alleged failure to deliver commissions of approximately $13,000 allegedly owed to this former employee. This former employee also alleged that (i) officers of GTA-IB violated Florida Statute 475, as well as other federal and state statutes and the regulations of various regulatory agencies, and that (ii) GTA-IB’s actions violated, among other federal and state laws, the whistleblower protections under state and federal law, and the Age Discrimination in Employment Act and Florida Civil Rights Act prohibiting age discrimination.

Settlement Agreement

On November 4, 2005, the former employee of GHSI entered into a settlement agreement with us, GHSI, our operating partnership, GTA G.P., Inc., GTA L.P., Inc., GTA-IB Operations, LLC, GTA-IB Golf Resort, LLC and GTA-IB Management, LLC relating to the employees claims with OSHA, the

EEOC, the NASD and the FDRE. Pursuant to the settlement agreement, among other things, (i) neither party admitted any liability or wrongdoing, (ii) we paid the former employee $50,000, (iii) GHSI’s former employee dismissed his claims and filed appropriate papers to withdraw or dismiss the referenced claims with prejudice and (iv) GHSI’s former employee notified the agencies involved that all disputes between GHSI and its former employee have been resolved with prejudice.

Young Complaints

On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with three former BDO partners) and us (together with our executive officers).

The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, allegedly held illegal by the Internal Revenue Service. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that we conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we and our executive officers, as defendants, filed a motion to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. The scheduling order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. There is as yet no settlement. While we may be willing to enter into a settlement with the plaintiffs in which the plaintiffs dismiss their claims in exchange for our dismissal of our counterclaims, we intend to meet our deadlines and litigate this matter. To that end, before the deadline for doing so, we filed and served our motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. Instead they filed a motion to re-open discovery and for leave to file a late response to the motion for summary judgment by the GTA defendants. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed util June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. Trial of this matter is currently set for a date not before July 1, 2006. At this time, we are unable to assess the likely outcome of this litigation.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. Our counsel estimates the plaintiffs’ claims to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2005, we filed a motion for partial summary judgment. On March 31, 2006, we received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing is now expected to be scheduled in May 2006 on the motion for partial summary judgment. We asked the court to enter summary judgment on the alleged fraud and tortuous interference claims. If we are unsuccessful on summary judgment, this case will be sent to non-binding mediation sometime before June 30, 2006. If a settlement is not reached at mediation, this case is scheduled for trial on August 29, 2006. We continue to investigate both the liability and damage aspects of this case, but we do not expect to find any liability. Formal discovery will commence soon. At this time, we are unable to assess the likely outcome of this litigation.

Pete Dye Golf Club

On March 18, 2003, we filed a lawsuit in the Circuit Court for the Ninth Judicial District, the State of South Carolina, against Burning Embers Corporation, Golf and Fairway, L.L.C., Golf Course Leasing, LLC, James D. LaRosa, James J. LaRosa and Leigh Ann LaRosa, as joint and several co-borrowers. The lawsuit pertains to our efforts to collect approximately $220,000, plus accrued interest, under the promissory note owing to us that matured on December 19, 2002. One payment of $10,000 has been received since the maturity date and has been applied to the outstanding principal and interest on the promissory note due to us. The promissory note was executed by the buyer in favor of us in connection with our sale of the Pete Dye Golf Club on December 19, 2001 to an affiliate of the borrowers. The defendants were served, they answered the complaint, and we then filed a motion for summary judgment on June 30, 2003. The motion for summary judgment was heard by the court on October 22, 2003, and resulted in our obtaining a judgment against the defendants for approximately $232,000, plus interest for a period beginning March 14, 2003 until paid at 14% per annum. The judgment was entered on October 28, 2003 and a copy was served upon the plaintiffs on the same day. The defendants did not appeal the judgment. An exemplification was issued by the Charleston County Clerk of Court on March 17, 2004, and the judgment was filed in Harrison County, West Virginia on or about April 12, 2004, pursuant to West Virginia’s domestication statutes. Our attorneys in West Virginia have enrolled the judgment and the execution as a lien on real property and personal property owned there by the defendants. Due to the uncertainty as to the timing of the collection on this note, subsequent to December 31, 2004, we discontinued accruing interest on this note. On September 26, 2005, the note receivable related to the lease termination for the Pete Dye Golf Club, including accrued interest, was repaid and cancelled. This note receivable was carried on our books at $280,000 as of December 31, 2004.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. As of April 12, 2006, this motion has not yet been heard.

Land Use Lawsuits

Land Use Lawsuits

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, as the Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, as the Defendants, Case No. 043388CI-15. We refer to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs have filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit, or the Subsequent Land Use Lawsuit, was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 we filed a Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on Counts I, II, VIII-XV of the Third Amended Complaint as to some (but not all) of the Plaintiffs in the Initial Land Use Lawsuit.

The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs’ Demand for Jury Trial. In the face of that motion, the Plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

In addition, the Plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005. From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, final argument took place before the court at the conclusion of which the court rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the Plaintiffs in the consolidated cases filed a notice of appeal.

As an intervenor in the Initial Land Use Lawsuit, we will seek to obtain a ruling from the court which preserves and protects our property, our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the Land Use Lawsuits. See further discussion of the Land Use Lawsuits under the heading “Risk Factors” in Part I, Item 1A of this report.

In the event that the defendants in the Land Use Lawsuits do not prevail in the appeal, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

Property Tax Lawsuit

On December 10, 2004, our indirect subsidiary, GTA-IB, LLC filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, we filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case was returned to the Circuit Court for trial on plaintiffs’ claim that LOCI performed construction services on, or that benefited, the property of various defendants, including us. The trial is scheduled for early May 2006.  At this time, we are unable to assess the likely outcome of this litigation.

Agreement for Marketing and Joint Sale of Tierra Del Sol

On September 20, 2000, Terence Mulvihill, a principal in the lessee and in the entity which previously owned the Tierra Del Sol Country Club, attempted to terminate our water rights lease agreement at the Tierra Del Sol Country Club. The termination was allegedly based upon (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) use of the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) use of the water in amounts in excess of the amounts permitted under the terms of the water rights lease agreement; and (d) non-payment of 1999 taxes under the water rights lease agreement. We responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002 in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and Golf Classic Resorts, LLC. Our complaint sought various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution and leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill.

On February 21, 2003, we entered into an agreement for marketing and joint sale of the property with Mary Louise Mulvihill Skalkos, the executor of the Mulvihill Estate and Golf Classic Resorts, LLC. In that agreement, the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico, which assets include a 9-hole executive golf course, water rights, and tennis courts, in addition to the country club. Our agreement for the marketing and joint sale of the property will expire on September 21, 2006.  In connection with this agreement, the parties agreed to forbear from taking further action on the existing lawsuit during the term of this agreement.

Routine Litigation

In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. We have in the past been, and expect to continue in the future to be, subject to proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner of the golf course. Since we are now either the operator or owner of our remaining golf courses, we maintain insurance to defend against certain of these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on November 21, 2005. The only matter voted upon at the meeting was the election of two directors to serve until our 2008 annual meeting of stockholders. Our stockholders voted to re-elect Messrs. W. Bradley Blair, II and Raymond V. Jones to our board of directors as follows below. Mr. Roy C. Chapman, formerly a Class III director, died unexpectedly on July 6, 2004. While our board of directors remains fixed at six directors, at this time our board of directors has decided not to fill the vacancy resulting from Mr. Chapman’s death.

Director	Shares Cast For	Authority Withheld
Mr. W. Bradley Blair, II	5,916,447	1,194,994
Mr. Raymond V. Jones	5,917,182	1,194,259

There were no broker non-votes.

In addition to the re-elected director above, the following directors will continue in office:

Name	Term Expires
Mr. Fred W. Reams	2006
Mr. Edward L. Wax	2006
Mr. Scott D. Peters	2007

Deadlines for Submitting Stockholder Proposals for our 2006 Annual Meeting

On March 8, 2006 our board of directors amended our Bylaws to change the scheduled date for our 2006 annual meeting to November 17, 2006. Any stockholder who meets the requirements of the proxy rules under the Exchange Act may submit proposals to be considered for inclusion in the proxy statement we will mail to our stockholders in connection with our 2006 annual meeting of stockholders. Any such proposal must be submitted in writing by notice delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401. Any such notice must be received by Friday, June 23, 2006 (which is 120 days prior to the anniversary of the mailing of our proxy statement for last year’s annual meeting, which was also held in November).

Stockholders wishing to present a proposal at the 2006 annual meeting of stockholders, but not wishing to submit such proposal for inclusion in the proxy statement, must provide us written notice between Monday, July 24, 2006 and Wednesday, August 23, 2006, inclusive (which are 120 days and 90 days, respectively, prior to the anniversary of last year’s annual meeting). Any proposal received outside such period shall be considered untimely. Such written notice must be delivered or mailed by first-class United States mail, postage prepaid to the Secretary of Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401. The proposal must set forth the name and address of the stockholder, the text to be introduced, the number of shares held and the date of their acquisition, and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the annual meeting of stockholders may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

In the event that our remaining assets and liabilities are transferred to a liquidating trust, we expect that one or more trustees will be appointed to oversee the final distribution of the remaining cash and net proceeds from the remaining asset sales, and that our board of directors will no longer manage our business and affairs. Because the election of directors is the only matter which we currently foresee being presented for a stockholder vote at a 2006 annual meeting, we may not be required to hold the 2006 annual meeting if we transfer our assets into a liquidating trust a sufficient amount of time in advance of the current November 17, 2006 meeting date.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the American Stock Exchange under the symbol “GTA.” Since our inception, we completed two underwritten public offerings.

On April 12, 2006, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $1.33 per share.

The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares		Dividends per
	High	Low	common share
2004:
First Quarter	2.80	2.12	—
Second Quarter	2.44	2.10	—
Third Quarter	2.90	2.25	—
Fourth Quarter	2.54	1.85	—
2005:
First Quarter	2.19	1.81	—
Second Quarter	1.89	1.25	—
Third Quarter	1.74	1.36	—
Fourth Quarter	2.19	1.27	—
2006:
First Quarter	1.50	1.25	—
Second Quarter (through April 12, 2006)	1.40	1.31

Stockholder and OP Unitholder Information

On April 12, 2006, we had 7,317,163 shares of common stock outstanding. As of April 12, 2006, those shares were held of record by 77 registered holders and by an estimated 1,677 beneficial owners. On April 12, 2006, we had outstanding 800,000 shares of our series A preferred stock, all of which were held of record by a single holder.

As a result of our UPREIT structure, our subsidiaries  hold one OP unit in our operating partnership for each of our outstanding shares of common and preferred stock. On April 12, 2006, we had an additional 35,794 common OP units outstanding (excluding the 7,317,163 common OP units held by our subsidiaries), which were held of record by one limited partner. On that date we did not have any preferred OP units outstanding (excluding the preferred OP units held by our operating partnership).

Dividends

In connection with the approval of the plan of liquidation, we agreed with the holder of our preferred stock that we will not pay any further dividends on our common stock without its consent until we have redeemed its preferred stock, and until we have made distributions that we may be required to make to avoid the payment of taxes resulting from the sale of our golf courses. As a result, we do not expect to pay any further dividends to our common stockholders until we have redeemed our preferred stock.

We did not make any distributions for the year ended December 31, 2005.

Recent Sales of Unregistered Securities

Under our operating partnership agreement, each of the limited partners (other than GTA LP, Inc.), generally has the right to tender OP units for redemption by the operating partnership.  In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. As of December 31, 2005, we only have one remaining limited partner. This limited partner did not exercise its redemption right in 2005, so we did not issue any shares to that holder.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 in this annual report for a discussion of securities authorized for issuance under our equity compensation plans.

ITEM 6.      SELECTED FINANCIAL DATA

The consolidated selected financial data set forth below presents the consolidated financial results of GTA, our operating partnership and our subsidiaries and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and the related notes, included in this annual report.

The consolidated statements of changes in our net assets set forth below for the three years ended December 31, 2005 and the consolidated statements of our net assets as of December 31, 2005 and 2004, are derived from and qualified by reference to our audited financial statements included in this annual report.

The consolidated statement of changes in our net assets for the period of May 23, 2001 through December 31,2001, and the operating information set forth below for the period of January 1, 2001 through May 22, 2001, and the consolidated statement of net assets as of December 31, 2003, 2002 and 2001, are derived from and qualified by reference to our audited financial statements that are not included in this annual report.

Additionally, the selected financial data for 2001 are presented separately for the period subsequent to adoption of the liquidation basis of accounting (May 23, 2001 to December 31, 2001) and prior to our adoption of the liquidation method of accounting (January 1, 2001 to May 22, 2001) on the following pages.

Our historical results are not necessarily indicative of results for any future period.

The information on changes in our net assets since our adoption of the liquidation basis of accounting on May 22, 2001 is presented in the first table below in a format consistent with our financial statements under Item 15 of this annual report on Form 10-K. The second table reflects the required financial information on a going concern basis for the period January 1, 2001 to May 21, 2001 which is the portion of the year ended December 31, 2001 prior to our adoption of the liquidation basis of accounting. The following tables present summarized consolidated financial information including operating results and cash flows on the liquidation and going concern bases, as applicable, for the respective periods.

	Statement of Changes in Net Assets Liquidation Basis
	2005(1)	2004(1)	2003	2002	Period from May 23 to December 31, 2001
Net Assets in Liquidation, beginning of period	$15,045	$27,283	$48,903	$60,939	$105,384
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	712	(2,855)	(1,682)	3,936	9,350
Net interest expense	(1,274)	(652)	(1,113)	(4,938)	(6,318)
Increase in reserve for estimated liquidation costs and capital expenditures	(3,090)	(2,730)	(17)	(3,892)	(21,130)
Subtotal of adjustments to liquidation reserve	(3,652)	(6,237)	(2,812)	(4,894)	(18,098)
Decrease in fair value of the real estate assets	(2,421)	(4,668)	(16,172)	(4,265)	(10,226)
Decrease in fair value of non-real estate assets	—	(112)	(497)	(400)	(4,753)
Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	(6,073)	(11,017)	(19,481)	(9,559)	(33,077)
Dividends to holders of common stock and operating partnership units	—	—	—	—	(2,071)
Preferred dividends reversal (accrual)	4,914	—	(2,139)	(1,850)	(1,388)
Value of common stock and operating partnership units redeemed	(104)	(1,221)	—	(627)	(7,909)
Total Changes in Net Assets in Liquidation	(1,263)	(12,238)	(21,620)	(12,036)	(44,445)
Net Assets in Liquidation, end of period	$13,782	$15,045	$27,283	$48,903	$60,939
Consolidated Cash Flow Information
Net cash (used in) provided by changes in net assets in liquidation and operating activities	$(1,519)	$(4,720)	$(6,105)	$(4,553)	$3,015
Net cash (used in) provided by investing activities	$(525)	$5,276	$67,719	$24,247	$105,517
Net cash provided by (used in) financing activities	$947	$2,762	$(69,003)	$(26,466)	$(101,072)

(1)          Incorporates the operations of GTA-IB, LLC and affiliates effective July 16, 2004.

Going Concern Basis
Period from January 1, to May 22, 2001
Consolidated Operating Information
Total revenue	$20,263
Expenses:
Depreciation and amortization	—
General and administrative	5,631
Direct expenses from managed golf course operations	1,614
Costs associated w/pursuit of strategic alternatives and plan of liquidation	7,908
Interest income	(625)
Interest expense	7,920
Impairment loss	—
Loss (gain) on disposal of assets	(39)
Total expenses	22,409
Net income (loss) before minority interest	(2,146)
Income (loss) attributable to minority interest	(771)
Net income (loss)	(1,375)
Preferred dividends	(462)
Income (loss) attributable to common stockholders	$(1,837)
Earnings (loss) per common share:
Basic	$(0.20)
Diluted	$(0.20)
Weighted average common shares:
Basic	9,055
Diluted	9,055
Distribution declared per common share	$0.25
Distribution paid per common share	$0.50
Consolidated Cash Flow Information
Cash flows provided by (used in) operating activities	1,837
Cash flows provided by (used in) investing activities	$40,804
Cash flows used in financing activities	$(39,797)
Consolidated Supplemental Information
Weighted average common shares and OP units	12,703

	Liquidation Basis December 31,
	2005(1)	2004(1)	2003	2002	2001
Consolidated Balance Sheet Information
Cash, receivables & other	$13,225	$13,335	$4,506	$12,793	$22,894
Real estate and mortgage note receivable—held for sale	56,506	57,827	57,042	143,963	175,267
Total assets	69,731	71,162	61,548	156,756	198,161
Mortgages and notes payable	4,869	2,818	—	69,003	95,469
Total liabilities	35,949	36,117	14,265	87,853	117,222
Preferred stock	20,000	20,000	20,000	20,000	20,000
Total liabilities and preferred stock	55,949	56,117	34,265	107,853	137,222
Net assets available in liquidation	$13,782	$15,045	$27,283	$48,903	$60,939

(1)          On July 15, 2004, we entered into a Settlement Agreement with our former borrower and certain of our respective affiliates and took control of the Resort through GTA-IB, LLC. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following description of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this annual report.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements, particularly those pertaining to the Resort, because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. We undertake no obligation to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders. Many important factors that could cause such a difference are described in the Risk Factors in Part I, Item 1A, which you should review carefully.

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

Real estate held for sale includes the Resort, which is owned by us and managed by Westin, and the three golf courses (two properties) that we own and manage. At the time that we took title to the Resort, its valuation was based on management’s estimates after considering an asset study prepared by third-party experts in July 2004 that included a then estimate of the market value of the Resort’s real estate and an estimate of the fair value of the Resort’s identified contractual and non-contractual but identifiable intangible assets. We updated the estimated fair market value in continued use of the Resort’s furniture, fixtures and equipment, or FF&E, from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. The estimates of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. We believe this was a reasonable approach. As a result of Houlihan Lokey’s engagement to facilitate the sale of our remaining assets, we have received recent indications of interest from the marketplace regarding the Resort. Therefore, at December 31, 2005, the valuation of the Resort and our other three golf courses (two properties) are based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property and on the property value ranges.

An adjustment of $1,263,000 is included in the December 31, 2005 consolidated statement of changes in net assets (liquidation basis) to reflect the following:

•       our aggregate consolidated net operating income and net interest expense of $562,000;

•       a $2,421,000 write-down of certain golf course assets, namely the Resort;

•       the reversal of preferred dividends totaling approximately $4,914,000 which we would not pay as part of the repurchase price of the preferred stock if the Resort is sold for cash consideration of no more than $35 million and at a time permitting us to exercise such option on or before June 30, 2006, pursuant to an option agreement with our preferred shareholder executed on April 12, 2006 (see further discussion below under the caption “Status of the Sale of the Resort”);

•       the value of 55,625 shares of our common stock held by our chief financial officer, Mr. Scott D. Peters, transferred to us and cancelled pursuant to his amended employment agreement which were valued at approximately $104,000; and

•       a net increase of approximately $3,090,000 in the accrual for estimated liquidation expenses (See table below under the caption “Reserve for Estimated Costs During the Period of Liquidation”).

There were no other adjustments as a result of our applying the liquidation basis of accounting for the twelve months ended December 31, 2005; however, due to the continued uncertainty of the golf course sales environment and the time that it will take to liquidate our remaining assets and wrap-up the operations of our company as well as the financial performance of our assets during this time, these accruals are subject to change based on changes in the current facts and circumstances and underlying assumptions.

Estimated Liquidation Value of the Resort.

Based on market indications of interest in the sales process, at December 31, 2005 we recorded a write-down to the carrying value of the Resort  $2.421 million. See further discussion in this annual report in Item 1 under the caption “Estimated Value/Amount of Write Down” and in Item 1A under the caption “Risk Factors.”

See discussion of the total value of our net assets at December 31, 2005 and the estimated net asset value per share in Item 1 of this annual report under the caption “No New Range of Liquidating Distributions.”

The Resort

Status of the Sale of the Resort

As further discussed in Item 1 of this annual report under the caption “Status of the Sale of the Resort” and under the caption “Risk Factors” in Item 1A of this annual report.

As discussed in more detail in Part I, Item 1 of this annual report under the caption “Status of the Sale of the Resort”  on November 23, 2005, CMI exercised its right to terminate the asset purchase agreement relating to the sale of the Resort.

Houlihan Lokey continues to market the Business and the Resort for sale on our behalf. As of the date of this report, a definitive agreement for the purchase of the Resort has not been executed. See further discussion relating to the sales process of the Resort in Part I of this annual report in Item 1 under the captions “Status of the Sale of the Resort” and “Estimated Value/Amount of Write-Down” and in Item 1A under the caption “Risk Factors.”

On April 12, 2006, we executed a letter agreement with AEW in which AEW granted us the option to purchase, on or before June 30, 2006, 800,000 shares of our series A preferred stock held by AEW including, without limitation, all of AEW’s rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of the date of our exercise of the option. The exercise price of the option is $20 million. The option is only exercisable if the business of the Resort is sold for cash consideration of no more than $35 million. We will attempt to complete the sale of the Resort prior to the termination date of the option agreement, however, we cannot guarantee that such sale will be consummated on or before the termination date. In the event that the consideration exceeds this threshold, then we would be obligated to renegotiate with AEW regarding the repurchase price of the series A preferred stock. See further discussion in Part I of this annual report in Item 1 under the caption “Significant events since the filing of our last Quarterly Report,” and in Item 1A under the caption “Risk Factors,” as well as in Notes 1 and 15 to the Consolidated Financial Statements referred to in Part II, Item 8 of this annual report.

There are no assurances that the transactions contemplated by the letter agreement with AEW will close; therefore, no reliance should be placed on these estimates. Further, there are no assurances that these estimates will not change materially prior to or upon a sale of the Resort. See a more detailed discussion of the risks that we face relating to the Resort in Part I, Item 1A under the caption “Risk Factors.”

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

Real estate held for sale includes the Resort and its four golf courses and the three golf courses (two properties) that we own and manage. Our most significant estimate is the estimated $36.4 million fair value of the Resort, which was determined as described under Item 1 under the caption “Estimated Value/Amount of Write-Down” The valuation of our two other properties is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

Liquidation Basis of Accounting

As a result of our board of directors’ adoption of a plan of liquidation and its approval by our stockholders, we adopted the liquidation basis of accounting as required by applicable accounting principles. Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Under the liquidation basis of accounting, we are required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the timing and realized proceeds from asset sales, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. Since we have taken title to the Resort and engaged Houlihan Lokey to sell our company or all or substantially all of our remaining assets, we have more information with which to make projections of certain liquidation costs expected to be incurred during the projected period required to complete the liquidation as contemplated in our engagement of Houlihan Lokey (i.e., a sale of our company or substantially all of the assets of our company or other exit transaction by June 30, 2006 and the transfer of our remaining assets and liabilities to a liquidating trust by September 30, 2006). See further detail of the specific liquidation accruals in the discussion of our net assets under the caption “Overview of Liquidation Basis of Accounting” above. These accruals will be adjusted from time to time as projections and assumptions change.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the year ended December 31, 2005 is summarized in Note 2 to the Consolidated Financial Statements referred to in Item 8 on this Form 10-K. The increase in the liquidation reserve of approximately $3,353,000 was primarily due to an increase in the reserve for professional fees due to the legal fees incurred in the Resort sales process. We also increased the severance accrual by approximately $188,000 to provide for a severance arrangement for a key employee at our subsidiary, GTA-IB, LLC, to provide for increases in the severance term for certain employees given the prolonged severance timeline, and to provide for the effect of salary increases for retention of our remaining employees.

Revenue Recognition

Subsequent to our January 30, 2003 sale of the Eagle Ridge Inn & Resort, we do not have any remaining performing participating leases. Prior to that time, under the performing participating leases, we recognized rental revenue on an accrual basis over the term of the lease. Prior to our borrower’s default under the participating mortgage, we recognized interest income ratably over the term of the loan.

With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period.

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at December 31, 2005 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years.

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, excluding the Resort and Golf Host Securities, are discussed below. Consistent with the presentation of the liquidation basis financial statements in Item 15 of this annual report on From 10-K, we provide a discussion of changes in net assets rather than a discussion of our operating results. The results of operations for the Resort are discussed separately below under the caption “GTA-IB, LLC—Results of operations for the years ended December 31, 2005, 2004 and 2003.” The following discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Changes in Net Assets in Liquidation

January 1, 2005 to December 31, 2005

Net Assets in Liquidation decreased by $1,263,000 during the period from January 1, 2005 to December 31, 2005. Operating loss, including the net loss from our properties, primarily the Resort, including interest expense on corporate and property specific debt, was $562,000. We did not close on the sale of any properties in 2005; therefore, we did not have any realized losses from the sale of assets. The estimated fair value on the remaining properties held for sale decreased $2,421,000 which represented the write-down on the Resort at December 31, 2005. Approximately $4,914,000 in accrued preferred dividends were reversed pursuant to a letter agreement executed with our preferred shareholder on April 12, 2006 as described above under the caption “Status of the Sale of the Resort.” The reserve for estimated liquidation costs and projected capital expenditures increased approximately $3,090,000 due to the increase in the time period that we anticipate will be needed to wind down the business and the associated costs assuming that our financial advisor is successful in completing an exit transaction in the second quarter of 2006.

On March 30, 2005, we extended the term of the amended employment agreement of Scott D. Peters, our chief financial officer, from March 31, 2005 to March 31, 2006. In connection with the amendment of our employment agreement with Mr. Peters, Mr. Peters agreed to assign to us 55,625 shares of our common stock that were pledged to us by Mr. Peters pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, we agreed to forgive approximately $461,000 that Mr. Peters owed to us pursuant to that Master Promissory Note. This resulted in a change in net assets in liquidation of approximately $104,000 due to the cancellation of this note receivable from Mr. Peters in favor of us. This note was carried at $99,000 when it was cancelled on March 30, 2005. This note was cancelled in exchange for the assignment to us of 55,625 shares of our common stock. These shares were valued at approximately $104,000 based on the ten-day trailing closing stock price on March 30, 2005 and cancelled as of that date.

January 1, 2004 to December 31, 2004

Net Assets in Liquidation decreased by $12,238,000 during the period from January 1, 2004 to December 31, 2004. Operating loss, including the net loss from properties, primarily the Resort, and interest expense on corporate and property specific debt, was $3,507,000. Realized loss from the sale of assets was approximately $556,000 and the estimated fair value on the remaining properties held for sale decreased $4,112,000 ($5,000,000 offset by $888,000 in calculated redemption value of the common stock held by the former owner of the Resort and cancelled concurrent with the execution of the negotiated Settlement Agreement on July 15, 2004). Approximately 512,000 shares of our common stock were cancelled at a calculated value of approximately $1,221,000 (see further discussion in the two paragraphs that follow below). The fair value of non-real estate assets decreased approximately $112,000. This decrease represents a reserve recorded against the loans to officers to reflect the difference between the computed value of our chief financial officer’s pledged common stock that serves as collateral for these loans compared to the $8 per share value at the time they were pledged. The reserve for estimated liquidation costs and projected capital expenditures increased approximately $2,730,000 due to the increase in the time period that we anticipate will be needed to wind down the business and the associated costs assuming that our financial advisor is successful in completing an exit transaction in the fourth quarter of 2005.

Pursuant to a letter agreement that we entered into with our chief executive, Mr. W. Bradley Blair, II, on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us 143,790 shares of our common stock which he owned. Those shares secured the non-recourse loan made by us to Mr. Blair in 2001 in the amount of $1,150,320 pursuant to his amended and restated employment agreement dated February 25, 2001 (see further discussion below under the caption “Contractual Obligations, Contingent Liabilities and Commitments”). These shares were valued at the 10-day trailing stock price of $2.32, for a total redemption value of approximately $333,000. These outstanding shares were cancelled and we applied this amount to the outstanding loan balance. We cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible). The remainder of the unreserved loan balance of approximately $214,000 was written off against the “other” category of the liquidation accrual.

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

Liquidity and Capital Resources

Our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $24,000 per month), a distribution of net operating income from the two golf properties that we own and manage and profitable operations of the Resort, if any. We discuss the Resort’s cash position below. As a result of our need for liquidity, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20. Subject to certain conditions, a buyer of Stonehenge may assume this loan pursuant to the loan assumption provisions in the amendment. We paid a one-time commitment fee to Textron of $42,000, which represents 2% of the new funds approved to obtain the increase in this credit line, and we will pay to Textron a fee of 0.25% per annum of the unused line balance. As of the date of this report, we have drawn down a total of $4,100,000 on the line of credit and we have the right to borrow an additional $100,000.

As of December 31, 2005, the Resort’s working capital position is a deficit of approximately $2,751,000. The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the East Coast in 2005, have negatively impacted revenues for the Resort in the late summer-early fall season as groups and guests were hesitant to book reservations on the East Coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its profitable operations, if any. While the financial performance of the Resort has showed signs of recovery since we acquired it on July 16, 2004 to date as discussed in further detail below under the caption “GTA-IB, LLC—Results of operations for the years ended December 31, 2005, 2004 and 2003,” it does not appear from the projections provided by Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort’s credit capacity is limited. We continue to work diligently with the Resort’s manager, Westin, to identify opportunities to improve the cash flow situation at the Resort. Further, we are currently seeking a buyer for the Resort. Due to its working capital deficit during the non-peak season, GTA-IB, LLC requested that we provide a $400,000 intercompany advance to fund Resort operations. We drew $1,000,000 on our amended Textron revolving line of credit to fund the $400,000 advance in early September 2005. In November 2005, GTA-IB, LLC requested that we provide an intercompany advance of $650,000 to fund working capital needs at the Resort, primarily attributed to the quarterly Rental Pool distribution and refurbishment payment due to eligible condominium owners on November 15, 2005. We used our November 4, 2005 $1,000,000 draw on our revolving line of credit with Textron to fund this intercompany advance. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may be required to seek financing or raise further capital in order to meet our obligations when they come due. Further, we may also be required to utilize proceeds from the sale of our other assets to fund our operations and the operations of the Resort. There is no assurance that we will be able to obtain additional financing, raise further capital or that we will have sufficient proceeds from assets sales from which to draw, or that any funding that we receive will not contain restrictive covenants or other onerous terms. At the present time, we only have $100,000 available in our line of credit with Textron, and we expect that the cash flow that we receive on our note receivable and the net operating income of the Stonehenge and Tierra del Sol golf courses, if any, will not be substantial

We currently hold a note receivable from the buyer of the Eagle Ridge Inn & Resort. The amount outstanding under this note at December 31, 2005 was approximately $2,326,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. On January 30,

2006, the borrower exercised its second option for a one-year extension on the maturity of the note. As a result of the extension of the term of this note, the maturity date is now February 1, 2007. The borrower paid an extension fee of 50 basis points on the principal amount of the note, $2,500,000. This note accrues interest at prime plus 5% (12.75% at April 12, 2006) until the new maturity date of February 1, 2007.

In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of December 31, 2005, we owed our two most senior executive officers a total of approximately $1,727,000 in milestone payments and accrued interest on such milestone payments. We also owed a substantial sum in legal fees which are included in our estimate of the costs to be incurred prior to our liquidation. We expect to incur additional fees and costs in connection with closing the sales of our three remaining assets. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

See discussion of our obligations to the holder of our preferred stock in Notes 11 and 15 to the Consolidated Financial Statements referred to in Items 1A and 8 on this Form 10-K.

Years ended December 31, 2005 and 2004

Cash flow used in operating activities for the year ended December 31, 2005 was $1,519,000, compared to cash flow used in operating activities for the year ended December 31, 2004 of $4,720,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The decrease in the cash flow used in operating activities for the year ended December 31, 2005 was primarily due to an improvement in the operating results of the Resort for the year ended December 31, 2005 compared to July 16, 2004 to December 31, 2004, the portion of 2004 during which we owned the Resort. Liquidation liability payments also decreased year over year primarily due to the non-recurring closing costs that were paid related to the Settlement Agreement to assume ownership of the Resort in July 2004, a decrease in the insurance premium payments made related to the renewal of our directors and officers insurance policy, offset by an increase in payments made for legal and other professional fees incurred in connection with our plan of liquidation.

We made $695,000 in capital expenditures at the Resort and $111,000 at the other golf courses that we owned and managed during the year ended December 31, 2005, as compared to $439,000 at the Resort and $33,000 at the other golf courses in the year ended December 31, 2004. In addition, our investing activities in 2005 provided $281,000 in cash from payment of a note receivable originally taken in connection with the termination of participating leases. In the year ended December 31, 2004, we received $3,984,000 in cash flow from the sale of two golf courses (one sold in August and one sold in September). We also acquired $1,764,000 in cash when we acquired the Resort in July 2004.

During the year ended December 31, 2005, we drew $2,000,000 against our revolving line of credit compared to draws of $2,100,000 in the year ended December 31, 2004. The funds drawn against the line of credit were used for working capital needs in both 2005 and 2004 and, in 2004, the funds were also used to pay closing costs related to the executed Settlement Agreement in July 2004. In 2004, we also received $2,000,000 in proceeds from a note payable to Elk Funding, LLC which was used as a cash infusion for the Resort for its immediate working capital needs at the time that we took title to the Resort. Subsequently, we repaid $1,300,000 (less a discount of $122,000) plus accrued interest of this $2,000,000 note payable from the sales proceeds of certain golf course assets. Payments on capital leases at the Resort were approximately $331,000 and $160,000 for the years ended December 31, 2005 and 2004, respectively. Additionally, in 2005, we made payments under the Resort refurbishment obligation of $722,000.

Years ended December 31, 2004 and 2003

Cash flow used in operating activities for the year ended December 31, 2004 was $4,720,000, compared to cash flow used in operating activities for the year ended December 31, 2003 of $6,105,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. For the year ended December 31, 2003, cash fluctuations in operating activities included payments paid from and interest received on restricted cash. The decrease in the cash flow used in operating activities for the year ended December 31, 2004 was primarily due to a decrease in cash used in operating activities resulting from a decrease in liquidation liability payments. Liquidation liability payments decreased due to the payment of significant severance liabilities (namely officer milestone payments) made in the year ended December 31, 2003. Also affecting cash flow from operations were changes in other assets and accounts payable and other liabilities. The liquidation liabilities were accrued as of the approval of our plan of liquidation on May 22, 2001, and subsequently adjusted based on payments and updated estimates of future liabilities. The decrease in the liquidation liabilities from December 31, 2003 is primarily due to the closing costs that were paid related to the Settlement Agreement to assume ownership of the Resort in July 2004, insurance premium payments made related to the renewal of our directors and officers insurance policy on February 7, 2004, milestone payments made to our chief financial officer pursuant to his fourth amended and restated employment agreement and legal and other professional fees incurred in connection with our plan of liquidation.

We made approximately $439,000 in capital expenditures at the Resort and $33,000 at the other golf courses that we owned and managed during the year ended December 31, 2004 compared to $160,000 in total capital expenditures during the year ended December 31, 2003. In addition, our investing activities in 2004 provided $3,984,000 in cash flow from the sale of two golf courses (one sold in August and one sold in September). We also acquired $1,764,000 in cash when we acquired the Resort in July 2004. The year 2003 provided $67,767,000 in cash flow from the sales of seven golf courses. Additionally, we received $112,000 in payments on two notes receivable originally taken in connection with the termination of participating leases.

During the year ended December 31, 2004, we drew $2,100,000 against our revolving line of credit that we obtained on March 18, 2004, primarily for working capital needs and to pay closing costs related to the executed Settlement Agreement in July 2004. We also received $2,000,000 in proceeds from a note payable to Elk Funding, LLC which was used as a cash infusion for the Resort for its immediate working capital needs at the time that we took title to the Resort. Subsequently, we repaid $1,300,000 (less a discount of $122,000) plus accrued interest of this $2,000,000 note payable from the sales proceeds of certain golf course assets. Payments on capital leases at the Resort were approximately $160,000. During the same period in 2003, we used $69,003,000 to pay down our outstanding debt under our credit agreement. These obligations were paid in full and retired with our last payment on June 19, 2003.

Off Balance Sheet Arrangements

As of December 31, 2005, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,239	$1,791	$448	$—	$—
Series A Preferred Stock and accrued dividends(1)	20,000	20,000	—	—	—
Elk Funding Loan	789	789	—	—	—
Textron revolving line of credit	5,331	379	4,952	—	—
Liquor license note payable (applies to a certain managed golf course)(2)	144	10	134	—	—
Operating lease agreements at the managed golf courses	448	221	227	—	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	5	2	3	—	—
Lease agreements for GTA corporate office	20	20	—	—	—
Subtotal of our obligations excluding those of the Resort	$28,976	$23,212	$5,764	$—	$—
Master lease agreement (with the condominium owners)	$7,152	$1,364	$5,788	$—	$—
Management agreements	20,685	1,900	5,585	3,300	9,900
Troon supplemental fee	800	—	—	—	800
Operating and capital leases	1,852	693	1,159	—	—
Service agreements and other	1,851	1,259	542	50	—
Subtotal of the Resort’s obligations	$32,340	$5,216	$13,074	$3,350	$10,700
Total of our consolidated obligations	$61,316	$28,428	$18,838	$3,350	$10,700

(1)          The series A Preferred stock is reflected in the “Less than 1 year” column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption “Series A Preferred Stock.”

(2)          The liquor license note payable is included in accrued expenses on the statement of net assets in liquidation.

Each type of contractual obligation listed in the table is discussed in more detail below. Interest is reflected, as applicable, in the commitments and obligations listed above.

Employment Agreements.   Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which became effective August 29, 2003, the performance milestone bonus amount, remaining to be paid is $165,230, plus accrued interest, to Mr. Peters. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum. Such payments will be made in due course; no outstanding conditions to this payment exist. We also owe Mr. Blair $1,233,907 in milestone payments plus related interest. And in addition, we have severance obligations to other employees aggregating $448,000 which have been provided for in the liquidation accruals.

Textron Revolving Line of Credit.   On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend our existing revolving loan with Textron. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000, and the term of the loan was extended from March 18, 2006 until March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate under the revolving loan is prime rate (7.25% at December 31, 2005) plus 1.75% per annum, paid monthly.

Elk Funding Loan.   In connection with the Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes. Pursuant to our agreement with Elk Funding, L.L.C. these loans were used to fund the Resort’s current working capital needs. Promissory Note A is a non-recourse loan for $700,000, which is collateralized by a security interest in the proceeds from the future sale of Parcel F. Interest is accruing on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due.

Liquor License Note Payable.   On November 9, 2000, we entered into a liquor license purchase agreement with The Marr Company Incorporated to obtain a liquor license for Tierra Del Sol Country Club. The principal amount of this purchase agreement is $150,000, of which $25,000 was paid at the time of the execution of the purchase agreement and $125,000 is represented by an installment promissory note which requires that we pay accrued interest only each month at a rate of 8% per annum ($833.33 per month). The promissory note specifically restricted prepayment in whole or in part prior to April 1, 2004. The promissory note matures on December 1, 2007. The prepayment restriction on the note expired on April 1, 2004. We expect that this note will be assumed by the buyer when Tierra Del Sol is sold.

Operating and Capital Lease Agreements.   In the normal course of operating the golf courses that we manage and in the Resort operations, we and/or our subsidiaries have entered into operating lease agreements to lease golf course maintenance equipment, golf course vehicles, golf carts, and office equipment at the managed courses. The terms of these leases range from twelve to sixty months.

Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses.   In the normal course of operating the golf courses that we manage, we have entered into contracts for services such as advertising, waste management, equipment maintenance and software support. The terms of these contracts range from 12 to 24 months and in certain cases include annual renewal options.

Lease agreements for GTA corporate office.   This represents the office space lease for our corporate office.

Master Lease Agreement.   Our indirect subsidiary, GTA-IB, LLC, is contractually obligated to reimburse the owners of condominium units at the Resort who participate in the Rental Pool for 50% of the refurbishment costs invested in the Rental Pool units by the owners. In addition to the cost reimbursements, GTA-IB, LLC has agreed to pay the owners interest on the balance at 5% through 2009. The interest is included in the amounts in the table above.

Management Agreements with Westin and Troon.   We entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. These management fees are paid by the Resort. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon’s contract with Westin has a termination date of July 15, 2009.

Westin Termination Fee.   Additionally, the July 15, 2004 management agreement that we executed with Westin provides that we shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a maximum termination fee of $5,900,000. This amount is to be reduced by $365 per day for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. This fee is due upon expiration of the contract or upon early termination. The estimated settlement value of this liability upon a sale of the Resort is $5,673,000 as of December 31, 2005.

Troon Supplemental Fee.   The facility management agreement that we executed with Troon effective July 15, 2004. That agreement provides that we shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000.

Commitments

Series A Cumulative Convertible Redeemable Preferred Stock.   For a detailed discussion of our obligations to the holder of our preferred stock, see Notes 11 and 15 to the Consolidated Financial Statements referred to in Items 1A and 8 on this Form 10-K.

GTA-IB, LLC—Results of operations for the years ended December 31, 2005, 2004 and 2003

The table below is provided to illustrate the significance of the Resort’s operations in our consolidated financial results.

	Year ended December 31, 2005
	GTA and its Other Courses	Resort		Golf Host Securities	GTA Consolidated
Revenue	$4,129	$41,881		$503	$46,513
Expenses(a)	(4,833)	(40,491)	(a)	(508)	(45,832)
Interest, net(b)	(79)	(1,195)	(b)	—	(1,274)
(Loss) gain before adjustment to liquidation basis of accounting	$(783)	$195		$(5)	$(593)

(a)           The Resort results exclude depreciation and amortization expense of approximately $3,800,000 pursuant to liquidation basis of accounting.

(b)          The Resort results include a reduction in non-cash interest of approximately $44,000 which represents a discount of a fixed amount of $365/day from the Westin obligation pursuant to the management agreement.

Results of Operations

The financial results of GHR, the predecessor owner, are included below for the periods prior to July 16, 2004. The predecessor owner’s results are included only for comparative purposes. While the operations of the Resort have remained substantially unchanged with respect to the manner of recording revenues and expenses, the financial statements of the predecessor owner include assets and liabilities at carrying values that differ from the carrying values presented in our financial statements. As a result, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities between the predecessor owner’s financial statements and our financial statements.

Utilization of the Resort facilities during the past three years by facility type is illustrated in the table below:

	2005	2004	2003
Available room nights	214,580	215,716	214,557
Actual room nights
Group	59,138	51,606	65,167
Transient	39,281	32,858	21,997
Total room nights	98,419	84,464	87,164
Average room rate	$135.49	$130.55	$135.21
Food and beverage covers	406,175	379,059	437,174
Average food check	$19.40	$18.47	$19.18
Golf Rounds
Resort guests	79,312	70,672	68,043
Member/guests	39,694	37,577	34,172
Total golf rounds	119,006	108,249	102,215
Total golf revenue per golf round	$112.20	$106.99	$110.25
Golf course maintenance cost per golf round	$32.53	$34.81	$35.00

The 2004 and 2003 Combined Statements of Loss (Going Concern Basis) are used as a reference for the comparative analysis of changes in operating results in the table below (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004(1)	Period 07/16/04 to 12/31/04	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Year Ended December 31, 2003 (Predecessor Basis)
Revenues
Hotel	$13,335	$11,028	$4,356	$6,672	$11,786
Food and beverage	11,557	10,269	4,445	5,824	12,102
Golf	13,352	11,582	4,248	7,334	11,269
Other	3,637	3,967	1,174	2,793	3,778
Total revenues	41,881	36,846	14,223	22,623	38,935
Expenses
Hotel	11,411	9,749	4,138	5,611	10,169
Food and beverage	8,140	7,886	3,238	4,648	8,037
Golf	7,620	7,423	3,173	4,250	7,157
Other	9,902	9,003	4,100	4,903	8,285
General and administrative expenses	4,744	4,899	2,096	2,803	4,639
Depreciation and amortization	2,479	2,875	1,249	1,626	2,998
Total expenses	44,296	41,835	17,994	23,841	41,285
Operating loss	(2,415)	(4,989)	(3,771)	(1,218)	(2,350)
Interest expense, net	(1,635)	(5,796)	(669)	(5,127)	(9,116)
Net loss	$(4,050)	$(10,785)	$(4,440)	$(6,345)	$(11,466)

(1)          The combined total is presented for comparison purposes only and is not intended to represent an annual total under generally accepted accounting principals.

2005 Compared to 2004—Resort Only

During the year ended December 31, 2005, the Resort saw stronger transient business, which exceeded historical bookings for this revenue type. For the year ended December 31, 2005, total transient room nights were 39,281 as compared to 32,858 for the same period of 2004 or an increase of 6,423 or 19.5%. In addition, during 2005 the Resort also began to see a recovery in golf package business and corporate group booking patterns as against booking patterns for 2004. Total golf packages sold in 2005 as compared to 2004 increased by 1,493 packages or 35.8%. Group room nights for the year ended December 31, 2005, as compared to the prior year were up by 7,532 room nights or 14.6%. We hope that this recovery in golf package business and corporate group booking patterns will continue into 2006. The last minute cancellations of two large corporate events in the first half of 2004, within the peak season, and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September of 2004, caused the Resort to lose an aggregate of approximately $850,000 in revenue, net of cancellation fees during that year. Cancellation fees of approximately $651,000, related to these two large events and a number of smaller events, have been included in total revenues during the year ended December 31, 2004. During 2005, due to improved weather conditions, the Resort did not reach the level of cancellation fees it realized in 2004 although its bookings were affected by the public’s wariness of the hurricane season’s impact on Florida.

Beginning in 2003, the Rental Pool participation, as represented by available room nights in the chart above, has stabilized and the Resort appears to be positioned to provide a minimum of 600 rental units through the year 2009, or approximately 216,000 available room nights in each of the upcoming years through 2009. Our management believes that the 2009 time frame noted is relevant because this is the time frame in which the condominium owners have a contractual right to recover 50% of the refurbishment costs of their individual condominium units pursuant to the New Master Lease Agreement. Subsequent to 2009, the condominium owners may be less likely to remain in the Rental Pool after the final refurbishment reimbursement payment has been made. During the period from 1998 through 2002, available room nights decreased from a high of approximately 309,000 in 1998 to a low of approximately 211,000 in 2002. These reductions in available room nights created negative pressure on the ability of the Resort to book historically larger groups. As a consequence of this pressure, Westin’s sales and marketing efforts were and continue to be targeted at smaller groups that can be accommodated, in light of the relatively limited available room nights.

Participation in the Rental Pool during the years ended December 31, 2005 and 2004 resulted in available room nights of approximately 215,000 and 216,000, respectively. Actual utilization or sales of room nights increased by 13,955, or 16.5%, for the year ended December 31, 2005 as compared to the previous year. We, along with Westin, believe that this increase is related to the increased confidence from corporate meeting planners in our property, which resulted from the resolution via a Settlement Agreement in July 2004 of the mortgage default coupled with improvements in the hospitality and destination resort business in general. With the stigma of the mortgage default removed, we reviewed and amended the Resort’s marketing plan with Westin and, as a result, revised that plan to focus more on membership sales and more effectively marketing the golf package business as opposed to volume selling of corporate hotel rooms. These changes were implemented primarily to establish a stable source of membership dues and to improve the capture of the most profitable business available to the Resort. These changes in the marketing program appear to be producing positive results and we expect that both our management and Westin as manager of the Resort will continue to utilize the programs. The most profitable departments of the Resort, in order of highest to lowest, are (i) the golf department, (ii) food and beverage and (iii) rooms, net of rent attributable to Rental Pool participants. Operating profit for the golf department was 42.9% and 35.9%, respectively, for 2005 and 2004. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort’s gross operating profit. Food and beverage, or F&B, profit was approximately 29.6% and 23.2%, respectively for 2005 and 2004, respectively. The year over year increase in F&B revenue was due to the increase in group banquet revenue resulting from an increase in corporate group bookings. Corporate groups typically have the highest F&B contribution. Operating profit for the rooms department after payments pursuant to the Rental Pool sharing arrangement with the condominium owners for 2005 and 2004 was 14.4% and 11.6% for the years ended December 31, 2005 and 2004, respectively. Total room nights in 2005 were 98,419 as compared to total room nights of 84,464 in 2004. During the year ended December 31, 2005, as in prior years, the Resort lagged behind its competitors in both occupancy percentages and average room rates. While our competitors’ occupancy levels increased slightly for the year ended December 31, 2005, from 58.9% to 60.9%, the Resort’s occupancy percentage increased by 6.7%, to 45.9% during the same period. Further, the average room rate at the Resort increased from $130.55 to $135.49, or 3.8%, on a year-to-year comparative basis. The competitive set average nightly room rate for the year ended December 31, 2005 increased by $9.59, or 6.7%, to $153.08. The Resort’s net increase in overall room nights was due to an increase in group or conference business and an increase in transient business. The increase in the average room rate was primarily attributable to room rate increases for transient business, but the increase can also be attributed in part to certain rate increases implemented throughout the other business sectors.

Generating business during the period from July through September has historically been the most challenging aspect of operating the Resort. Historically high temperatures and humid weather during this period, coupled with the risk of tropical storms and hurricanes, limit our ability to attract guests. While the Resort did not experience any significant or direct exposure to tropical storms or hurricanes during 2005, we believe the 2004 hurricane season negatively impacted the booking of room nights in 2005. For example, our management believes that the 30% decline in actualized room nights in October 2005, as compared to actualized room nights in October 2004, resulted directly from customer concerns that meeting and vacation plans could be disrupted in the event that tropical storms like those experienced by the Resort in 2004 were to occur again in 2005. When storms directly impact the Resort loss of conference room nights and transient business is generally replaced as guests seeking shelter from the storm fill otherwise empty rooms. While we offer a discounted room night to coastal residents who are required to evacuate their homes, to date these discounted rates have not had a material impact upon the average room rate of the Resort in any given year. Total group room nights increased in 2005 by 7,532, from 51,606 room nights in 2004 to a total of 59,138 room nights in 2005. The average room rate for group business of the Resort increased $5.34, or 4.2%, from $128.46 for the year ended December 31, 2004 to $133.80 for the year ended December 31, 2005. We believe that this increase resulted from increased meeting planner confidence and marketability of the Resort. To complement this increase, the transient/leisure room nights increased 19.5%, from 32,858 to 39,281. We believe that this increase resulted from increased marketing to this segment, the focus on golf package business and the replacement of more group room nights with transient room nights. The average room rate within the transient sector, however, increased by $9.10, to $135.82 per room night, for the year ended December 31, 2005. As described above, the room rate was impacted by the weather and competitive pressure, as the travel and leisure sector of the economy was rebounding and hotels were competing to recover losses experienced during the economic downturn experienced from 2001 through 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which also contributed to the 2004 and 2005 growth in the golf oriented transient business. The growth in this segment, coupled with growth in the group sector appears to be continuing in 2006 as well.

While room nights increased, overall density, or the number of average guests per room night, also increased from 1.6 to 1.7 for the years ended December 31, 2004 and 2005, respectively. In addition, total food and beverage covers (number of individual meals served) increased by 7.2%, from 379,059 to 406,175, on a comparative basis due to the change in the mix of business from corporate to transient/leisure coupled with increased overall density. In general, group business is more likely to purchase the banquet services as opposed to dining nightly in one of the Resort’s restaurants. As a consequence of the approximately 14.6% increase in group room nights from 2004 to 2005, group banquet business also increased. Banquet covers sold were 165,189 and 158,353 for the two years ended December 31, 2005 and 2004, respectively. Overall F&B revenue was up approximately $1,288,000, or 12.5%, during 2005 as compared to 2004. The Food and Beverage departmental profit, due to the increased revenue and higher volume of covers sold, increased by approximately $1,034,000, or 43.4%. The preparation and cost of sales for banquet meals costs less than to produce meals within the restaurants.

The Golf department continues to be the most profitable department of the Resort. For the year ended December 31, 2005, total golf revenue increased by approximately $1,770,000 on an increase of 10,757 golf rounds. The operating profit of this department increased by approximately $1,573,000 in 2005 as compared to 2004. During the budget process for 2006, management again reviewed the maintenance plan to determine where additional synergies might be realized between the golf courses and where cost savings could be realized without compromising the quality and condition of any of the golf courses. The Resort does not expect to materially increase the course fixed maintenance expenses during 2006. As a result, these costs are expected to remain at the approximate $32.53 per round noted in the chart above, absent further increases in fuel and fertilizer costs. Accordingly, our management believes that the majority of any increases in revenue in this sector should positively impact net income during 2006.

Administrative and general expenses decreased from approximately $4,899,000 to approximately $4,744,000 for the years ended December 31, 2004 and 2005, respectively. This decrease of $155,000, or 3.2%, is primarily due to an approximately $65,000 decrease in the provision for bad debt expense, a decrease in the operating costs of GTA’s on-site office of approximately $235,000 (as a result of reduced payroll costs of approximately $22,000 and reduced legal fees related to the property tax lawsuit of approximately $180,000 coupled with a reduction of other GTA on-site expenses of $33,000), and a decrease in Resort legal fees of approximately $56,000, offset by an increase in management fees of approximately $301,000 due to the increase in aggregate revenues coupled with the change in the management fee calculation to include golf revenues pursuant to our management agreement with Westin. The remaining net decrease of approximately $100,000 represents less material fluctuations in a number of accounts.

Other expenses increased from approximately $9,003,000 to approximately $9,902,000 for the years ended December 31, 2004 and 2005, respectively. The other expense category includes, among others, the departments of sales and marketing, repairs and maintenance, energy, service express (the Resort’s one stop customer service center), and telecommunications. The increase of $899,000, or 10.0%, is primarily due to the following changes: (i) sales and marketing expenses increased approximately $94,000 to $2,889,000 from $2,795,000 as a result of additional golf and membership marketing efforts; (ii) real property taxes increased by approximately $69,000; (iii) general insurance premiums increased by approximately $104,000; (iv) rising energy costs caused utility expense to increase by approximately $255,000, from $1,509,000 to $1,254,000; and (v) management incentives increased by approximately $311,000 due to improved Resort performance. The remaining net increase of approximately $66,000 represents less material fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) increased as a direct result of the room revenue increases noted above. The distribution for the year ended December 31, 2005 increased by approximately $911,000 from the preceding year. The Rental Pool distributions were approximately $4,966,000 and $4,055,000 for the years ended December 31, 2005 and 2004, respectively.

Interest, net decreased by approximately $4,161,000 year over year primarily due to the discontinuation of the interest accrual on the Resort’s participating mortgage effective with the closing of the negotiated settlement. The mortgage note between our parent and us is non-interest bearing. This mortgage interest savings resulted in a decrease of approximately $4,941,000 offset by the Rental Pool refurbishment liability accretion and interest expense which increased approximately $758,000 coupled with an increase in interest expense on capital leases of approximately $14,000 and an $8,000 decrease in interest income primarily due to reduced interest earned on our deposit with the electric company, which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company.

We expect to see an aggregate improvement in the total room nights, F&B covers, and total golf rounds and revenue for the Resort during 2006 as compared to 2005. For the first three months of 2006, actual room nights were down from prior year by 5.1% while room revenues were up by 10.7% due to the strength of the room rate year over year. Actual food and beverage covers and revenues exceeded the prior year amounts as of March 31, 2006 by 11.0% and 15.5%, respectively. Total golf revenue has exceeded the prior year’s revenue for the same period by $423,000 or 9.1% even though the actual number of rounds played were down 1.8%. Management believes that the transient and golf package room and the Resort golf shortfalls compared to prior year were a result of reduced sales of transient and golf package business as a consequence of unusually warmer winter weather in the northern states coupled with rainy weather experienced during the first week of February in central Florida. These revenue drivers are illustrated in the unaudited table below. There can be no assurances, however, that future results will continue to support this indication of a rebound. Any external impacts such as an economic slowdown or recession, terrorism, unusual storm activity in Florida or the eastern United States or other unforeseen factors could have a material adverse effect on our results during 2006, causing annual results to differ sharply from our results from January 1, 2006 through March 31, 2006.

	Actual 1/1/06 to 3/31/06	Actual 1/1/05 to 3/31/05
Room Nights
Group	23,093	21,129
Transient & Golf Package	8,683	12,368
Total Room Nights	31,776	33,497
Food & Beverage Covers	158,709	143,017
Golf Rounds
Resort Guests	23,421	25,373
Members/guests	12,858	11,582
Total Golf Rounds	36,279	36,955

The condensed combined financial information (in thousands) in the table below has not been derived from statements audited or reviewed by an independent registered accounting firm, however, it includes adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of such information for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that the Company’s business is seasonal.

	Actual 1/1/06 to 3/31/06	Actual 1/1/05 to 3/31/05
Revenues
Room	$5,845	$5,281
Food & Beverage	5,415	4,689
Golf	5,089	4,666
Other	812	1,149
Total	$17,161	$15,785

2004 Compared to 2003—Resort Only

During the year ended December 31, 2004, the Resort saw the beginning of stronger transient business bookings and also a recovery in golf package business and corporate group booking patterns. On a comparative basis, transient room nights of 32,858 for the year ended December 31, 2004 exceed the 2003 transient room nights by 10,861 or 49.4%. The total number of golf packages sold in 2004 of 4,176 exceeded the 2003 package sales by 173 or 4.3%. We believe that these stronger bookings occurred as a result of the implementation of the golf marketing fund in July of 2004. Group room nights for 2004 were less than the 2003 group room nights by 13,561 sold or 20.8%. Last minute cancellations of two large corporate events in the first half of 2004 and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September caused the Resort to lose an aggregate of approximately $850,000 in revenue, net of cancellation fees during 2004. These weather conditions were not experienced in 2003. Cancellation fees of approximately $651,000 have been included in total revenues during the year ended December 31, 2004.

Total participation in the Rental Pool during the years ended December 31, 2004 and 2003 made available approximately 216,000 and 215,000 room nights, respectively. During the year ended December 31, 2004, actual utilization or sales of room nights decreased by 2,700, or 3.1%, as compared to the previous year. Westin and our management reviewed and instituted changes in the marketing plan of the Resort to insure that the most profitable aspects of the business were being utilized. The most profitable departments of the Resort, in order of highest to lowest, are (i) the golf department, (ii) food and beverage and (iii) rooms, net of rent attributable to Rental Pool participants. Operating profit for the golf department was 35.9% and 36.5%, respectively, for 2004 and 2003. Due to the maintenance costs of our four golf courses being primarily fixed, the majority of each incremental revenue dollar in this department flow directly to the Resort’s gross operating profit. F&B revenue contributes the second highest departmental profit percentage at approximately 23.2% and 33.6%, respectively, for 2004 and 2003. The year over year decrease in F&B revenue was due to the decline in group banquet revenue resulting from a decrease in corporate group bookings. Operating profit for the rooms department after payments pursuant to the Rental Pool sharing arrangement with the condominium owners for 2004 and 2003 was 11.6% and 13.7% for the years ended December 31, 2004 and 2003, respectively. Total room nights in 2004 were 84,464 as compared to total room nights of 87,164 in 2003. During the year ended December 31, 2003, the Resort lagged behind its competitors in both occupancy percentages and average room rates. While our competitors’ levels increased slightly for the year ended December 31, 2004, from 54.1% to 58.9%, the Resort’s occupancy percentage declined by 1.4%, to 39.2%, for the year ended December 31, 2004. While average room rate at the Resort decreased from $135.21 to $130.55, or 3.4%, on a year-to-year comparative basis, the competitive set average room rate for the year ended December 31, 2004 was $143.49, or an increase of $0.34 per room night.

The unusual weather patterns in the summer months, particularly August and September, did not have a significant impact the number of room nights due to the fact that the Resort conference center is a designated county shelter during times of severer weather. As a result of this designation, the room nights lost due to group cancellations during this period were replaced with transient guests seeking safer accommodations. A special room rate was offered during this period to transient guests and group guests, such as employees of Florida Power and Light, who were providing a service to the storm victims in that area. These special rates contributed to the decline in the average group room rate. Total group room nights decreased by 13,561 from 65,167 room nights in 2003 to a total of 51,606 room nights in 2004. The average group room rate of the Resort decreased $5.22, or 3.9%, from $133.68 for the year ended December 31, 2003 to $128.46 for the year ended December 31, 2004. We believe that this decrease in the average group room rate is attributable to decreased meeting planner confidence and increased competition experienced by the Resort. This decrease in average room rates was offset by the 49.4% increase in the transient/leisure room nights. We believe that the increase in transient room nights was due to increased marketing to this segment, the focus on golf package business and the replacement of lost group room nights with transient room nights during August and September. The average room rate within the transient sector, however, decreased by $7.89, to $126.72 per room night, for the year ended December 31, 2004.

Although room nights decreased, the average number of guests per room night remained flat at 1.6 for the years ended December 31, 2004 and 2003, respectively. Total food and beverage covers (number of individual meals served) decreased from 437,174 to 379,059, or 13.3%, on a comparative basis due to the change in the mix of business from corporate to transient/leisure. As a consequence of an approximately 21% reduction in group room nights from 2003 to 2004, group banquet business was also reduced. Banquet covers sold were 158,353 and 247,789 for the two years ended December 31, 2004 and 2003, respectively. Overall F&B revenue was down approximately $1,833,000, or 15.1%, during 2004 as compared to the 2003. The departmental profit decreased by approximately $1,682,000, or 41.4%, as a result of reduced revenue and slightly higher food costs in 2004. The slightly higher food costs are a result of reduced banquet covers consumed.

The Golf department continues to be the most profitable department of the Resort. For the year ended December 31, 2004, total golf revenue increased by approximately $313,000 on an increase of 6,034 golf rounds. However, due to new equipment leases entered in to in 2004 which increased fixed expenses, the operating profit of this department did not increase at the same pace, only increasing by approximately $47,000.

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

Other expenses increased from approximately $8,285,000 to approximately $9,003,000 for the years ended December 31, 2003 and 2004, respectively. The other expense category includes, among others, the departments of sales and marketing, repairs and maintenance, energy, service express (the Resort’s one stop customer service center), and telecommunications. The increase of $718,000, or 8.7%, is primarily due to the following changes: (i) sales and marketing expenses increased approximately $80,000 to $2,795,000 from $2,715,000 reflecting additional golf and membership marketing efforts, (ii) Resort facilities repairs and maintenance expenses decreased approximately $30,000 to $2,272,000 from $2,302,000 as a result of new equipment leases in 2004, (iii) energy expense increased approximately $166,000 to $1,254,000 from $1,088,000 due to a rate increase, (iv) a property tax accrual reduction of approximately $193,000 was booked in late 2003 to reflect the positive outcome of the property tax appeal for the years 1998 through 2003. The remaining net increase of approximately $309,000 represents less material fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) decreased as a direct result of the room revenue decreases noted above. The distribution to the Rental Pool participants during the year ended December 31, 2004 decreased by approximately $303,000 from the preceding year. The Rental Pool distributions were approximately $4,055,000 and $4,358,000 for the years ended December 31, 2004 and 2003, respectively.

Interest, net decreased by approximately $3,320,000 year over year primarily due to the discontinuation of the interest accrual on the Resort’s participating mortgage effective with the closing of the negotiated settlement. The mortgage note between our parent and us is non-interest bearing. This mortgage interest savings resulted in a decrease of approximately $4,181,000 offset by the Rental Pool refurbishment liability accretion and interest expense which increased approximately $798,000 coupled with an increase in interest expense on new capital leases of approximately $53,000 and a $10,000 decrease in interest income primarily due to reduced interest earned on our deposit with the electric company, which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company

Seasonality

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004, and amended on August 4, 2005, and the promissory note payable to Elk Funding. At April 12, 2006 the total outstanding debt subject to interest rate exposure is $4,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $12,000 annualized increase or decrease in interest expense and cash flows (see Note 8 to our Consolidated Financial Statements for additional debt information). For the year ended December 31, 2005, a 25 basis point movement would have resulted in a $9,055 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page 78.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical financial statements of the Resort’s operations and cash flows which the predecessor owner has provided to us may not be accurate. We have out of necessity placed a certain amount reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004 and continue to rely on the information provided by Westin as manager of the Resort. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We are implementing various initiatives intended to materially improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the first quarter of 2006, we entered into an amended employment agreement with Mr. Peters, our Financial Officer, and a letter with AEW, the sole holder of our series A preferred stock. These two agreements are discussed in detail in this Report on Form 10-K under the captions “EXECUTIVE COMPENSATION” in Item 11 and in Notes 11 and 15 to the Consolidated Financial Statements referred to in Item 8 and in Item 1A under the caption “Risk Factors,” respectively. Each is also described under the heading “Significant Events since the filing of our last Quarterly Report in Item 1 and each will also be described in detail in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

In 2005, the board met twenty times; our audit committee met twelve times; our compensation committee met two times; our nominating committee met one time; and our special committee met eleven times. Each of the directors either attended or participated by telephone in at least 75% of the total number of meetings of the board of directors and of the committees of the board of which he was a member.

Set forth below is information about our current directors and executive officers:

Name	Age	Position	Year Elected to Board	Current Term Expires
W. Bradley Blair, II	62	Chief Executive Officer, President and Chairman of the Board of Directors	1997	2008
Scott D. Peters	48	Chief Financial Officer, Senior Vice President and Secretary	1999	2007
Raymond V. Jones(1)(2)(3)	58	Independent Director	1997	2008
Fred W. Reams(1)(2)(3)	63	Independent Director	1997	2006
Edward L. Wax(1)(2)(3)	69	Independent Director	1997	2006

(1)          Nominating committee member

(2)          Audit committee member

(3)          Compensation committee member

Biographical Information

W. Bradley Blair, II is our Chief Executive Officer, President, and Chairman of the board of directors. He has served as our officer since our initial public offering in 1997. From 1993 until our initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

Scott D. Peters is our Chief Financial Officer, Senior Vice President and Secretary. He has served as our officer since our initial public offering in 1997. Mr. Peters was appointed by the Board to fill a vacancy created by a board member’s resignation in late 1999. A stockholder vote confirmed the appointment of Mr. Peters at the 2000 annual meeting. Mr. Peters was re-elected to a three-year term at the 2004 annual meeting. In September 2004, Mr. Peters accepted a position as the Executive Vice President and Chief

Financial Officer at Triple Net Properties in Santa Ana, California. Mr. Peters also serves as a member of the Board of Managers of Triple Net Properties. As part of his duties at Triple Net Properties, Mr. Peters serves as Chief Executive Officer of G REIT, Inc., a real estate investment trust, and as Financial Officer of T REIT, Inc., another real estate investment trust. In addition, Mr. Peters continues to serve as our Chief Financial Officer, Senior Vice President and Secretary pursuant to the terms of his amended and restated employment agreement, which will expire on September 30, 2006 unless earlier terminated by us or by Mr. Peters. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. Mr. Peters is a Certified Public Accountant who worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

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

Edward L. Wax is an independent director under the rules of the Amex. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax’s employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the board of directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Committees

Audit Committee.   The board of directors has established an audit committee to oversee our financial reporting process on behalf of the board of directors. Mr. Jones is the chairman of our audit committee. Our audit committee consists of Messrs. Wax, Reams and Jones, each of whom is independent under the rules of the Amex. Each member of our audit committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements. Our audit committee’s role is to select the independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company’s internal accounting controls. Our management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, our audit committee reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. Our audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with our audit committee under generally accepted auditing standards. While financially literate under the applicable rules of the Amex, the members of our audit committee are not currently professionally engaged in the practices of accounting or auditing and are not all experts in the fields of accounting or auditing, including in respect of auditor independence. Members of our audit committee rely without independent verification on the information provided to them and on the representations made by management and our auditors, BDO Seidman, LLP. Accordingly, our audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Our audit committee’s reviews, considerations and discussions do not provide assurance that BDO Seidman’s audit of our financial statements was carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that our public accountants are in fact “independent.” Our audit committee operates pursuant to a written amended and restated charter approved by our board of directors.

Audit Committee Financial Expert.   Our “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission, is Mr. Fred W. Reams. Mr. Reams qualifies as an independent director pursuant to the standards of the American Stock Exchange. In addition:

(i)            Mr. Reams, who is an audit committee financial expert, will not be deemed expert for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert.

(ii)        The designation or identification of Mr. Reams as an audit committee financial expert does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of our audit committee and board of directors in the absence of such designation or identification.

(iii)    The designation or identification of Mr. Reams as an audit committee financial expert does not affect the duties, obligations or liability of any other member of our audit committee or board of directors.

Compensation Committee.   The board of directors has established a compensation committee to determine compensation, including granting awards under our stock incentive plans, for our officers. However, we do not intend to make any further option awards to our executives or to any other person.

The compensation committee consists of Messrs. Wax, Reams and Jones, each of whom is independent under the rules of the Amex. The chairman of the compensation committee is Mr. Wax (who replaced Mr. Roy C. Chapman upon his death in July 2004).

Nominating Committee.   The board of directors has established a nominating committee to nominate individuals for election to the board of directors. The nominating committee consists of Messrs. Wax, Reams and Jones, each of whom is independent under the rules of the Amex. The chairman of the nominating committee is Mr. Reams. The nominating committee does not have a charter.

Other Committees.   The board of directors may, from time to time, form other committees as circumstances warrant. Any additional committees will have authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law. During 2001, the board had two such committees, the strategic alternatives working committee, comprised of Messrs. Blair and Wax, which was created to work with our financial advisor, and an independent committee, composed of the four independent directors, which was created to review and make a recommendation regarding the Legends transaction and agreement. During 2003 and 2004, these two committees did not meet. In December 2004, a special committee was created comprised of our three independent directors. This special committee was created to assess and make recommendations regarding appropriate courses of action to pursue in connection with completing our plan of liquidation. This special committee met eleven times during 2005, and did not meet during 2004.

Criteria for Board Membership.   In selecting candidates for appointment or re-election to our board of directors, our nominating committee considers the appropriate balance of experience, skills and characteristics required of our board of directors, and seeks to insure that at least a majority of our directors are independent under the rules of the Amex, that members of our audit committee meet the financial literacy and sophistication requirements under the rules of the Amex and that at least one of them qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Nominees for director are selected on the basis of their depth and breadth of experience, integrity, leadership, ability to make sound business judgments, ability to read and understand basic financial statements, understanding of our business environment, and willingness to devote adequate time to board duties. Other factors considered in evaluating nominees for director include whether the nominee will complement our board’s existing strengths, with particular emphasis placed on skills relating to our expected activities, including the efficient completion of our liquidation.

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

Based solely on review of copies of any Section 16(a) reports filed by or on behalf of our officers and directors or written representations that no such reports were required, we believe that during 2005 all of our officers and directors and stockholders owning greater than 10% of our common stock complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have a written Code of Ethics that applies to our chief executive officer and senior financial officers, including our chief financial officer and controller. The Code of Ethics being available on our website, www.golftrust.com, and we will provide a copy of the Code of Ethics, without charge, upon written request to Investor Relations, 10 N. Adger’s Wharf, Charleston SC 29401. If we change our Code of Ethics in any material respect or waive any provision of the Code of Ethics for any of our officers to whom it applies, we expect to provide the public with notice of any such change or waiver by publishing an appropriate description of such event on our website or by other appropriate means as required or permitted under applicable rules of the SEC. We do not currently expect to make any such waivers.

ITEM 11. EXECUTIVE COMPENSATION

We currently have two executive officers, Mr. Blair and Mr. Peters. The following table sets forth 2004, 2003 and 2002 annual and long-term compensation to our executive officers:

Summary Compensation Table

		Annual Compensation			Long Term Compensation(2)
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other annual Compensation(2)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
W. Bradley Blair, II	2005	190,827	—	—	—	—	—
Chief Executive Officer,	2004	310,094	—	—	—	—	—	(2)
President and Chairman of the Board	2003	374,538	—	—	—	—	1,815,523	(3)
Scott D. Peters	2005	48,000	—	—	—	—	—
Chief Financial Officer,	2004	95,400	—	—	—	—	383,443	(3)
Senior,Vice President and Secretary	2003	190,586	—	—	—	—	1,156,680	(3)

(1)          Amounts shown for all years exclude car allowances paid to Mr. Blair in the amount of $12,000 per year and Mr. Peters in the amount of $5,400 for 2003. Mr. Peters did not receive a car allowance in 2004 and 2005.

(2)          Amount shown for 2004 excludes indebtedness of $1,150,000, plus accrued interest, that we canceled on March 22, 2004 as discussed under the caption “Indebtedness of Management.”

(3)          We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering. On February 25, 2001, in connection with our plan of liquidation, those employment agreements were amended and restated as discussed under the caption “Employment Agreements.” Those employment agreements, as amended and restated, provide for payment to Messrs. Blair and Peters of bonuses upon the achievement of certain milestones. Performance milestone bonus amounts, which include accrued interest, were paid to our named executive officers as follows: (i) $1,815,523 to Mr. Blair on June 19, 2003; (ii) $972,453 to Mr. Peters on June 19, 2003; (iii) $184,227 to Mr. Peters on September 30, 2003; (iv) $191,649 to Mr. Peters on August 27, 2004; and (v) $191,794 to Mr. Peters on September 27, 2004. The amounts remaining to be paid are $1,233,907, plus accrued interest, to Mr. Blair, and $165,230, plus accrued interest, to Mr. Peters. All conditions to payment of the amounts remaining to be paid to Messrs. Blair and Peters have been satisfied, and such payment will be made in due course. On October 1, 2003, interest began to accrue on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum. This interest continues to accrue. Any severance payments otherwise payable under the amended and restated employment agreements with Mr. Blair will be reduced by the amount of the performance milestone payments discussed above that we have made.

Option Grants for Last Fiscal Year

No stock options were granted to Mr. Blair or Mr. Peters or any such person in fiscal year 2005.

Option Exercises in 2005 and Year-End Option Values

The following table shows that there were no option exercises during the fiscal year ended December 31, 2005 by any of our executive officers and it sets forth the exercisable and unexercisable options held by them as of December 31, 2005. The value of unexercised in-the-money options at December 30, 2005 (the last business day of the year) is based on a value of $1.33 per share, the prior closing price of our common stock on the Amex on December 31, 2005.

2005 Option Exercises and Year-End Holdings

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-The-Money Options at December 31, 2005(1)
Name	Exercise	Received	Exercisable	Unexercisable	Exercisable	Unexercisable
W. Bradley Blair, II	—	—	640,000	—	—	—
Scott D. Peters	—	—	285,000	—	—	—

(1)          None of the options included in the table above were in-the-money on December 31, 2005.

Employment Agreements

We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering. Both agreements have been amended and restated. The amended and restated employment agreement of Mr. Blair was included as an exhibit to our current report on Form 8-K filed March 12, 2001. Mr. Blair’s employment agreement was amended further by that certain letter agreement included as exhibit 10.16.3 to our annual report on Form 10-K filed March 31, 2004. The employment agreement of Mr. Peters that is currently in effect was included as an exhibit to our current report on Form 8-K, filed October 9, 2003. Mr. Peters’s employment agreement was amended further by that certain letter agreement included as exhibit 10.33.2 to this annual report on Form 10-K. The employment agreements of Messrs. Blair and Peters, as amended through March 30, 2006, include the following provisions:

Salary.   The amended employment agreement for Mr. Blair previously provided for an annual base salary of $360,000, with automatic annual cost of living increases based on the increase, if any, in the consumer price index. We entered into a letter agreement with Mr. Blair on March 22, 2004 which provides for Mr. Blair to receive a reduced base salary from us as of April 1, 2004 in exchange for a corresponding reduction in the amount of time he is required to devote to us. As a result, effective April 1, 2004, Mr. Blair’s annual salary was adjusted to $286,241, or seventy-five percent of his current base salary of $381,654 for 2004. Effective January 1, 2005, Mr. Blair’s annual base salary was further reduced to $190,827.

The fourth amended and restated employment agreement for Mr. Peters, as amended, provides for quarterly compensation of $12,000 plus additional compensation at a rate of $150 per hour for hours worked in excess of eighty hours per quarter. Commencing October 1, 2003, interest is accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum.

Bonuses.   Under the employment agreements, as amended in 2001, the eligibility of our named executive officers for normal performance bonuses and stock based awards terminated upon the approval of the plan of liquidation by our stockholders. Upon such approval of the plan of liquidation, the applicable amended employment contracts provided for (i) retention bonuses and forgiveness of indebtedness and (ii) performance milestone bonuses, each as described below:

•       Retention Bonuses and Forgiveness of Indebtedness.   The retention bonuses were designed to recognize services rendered by the named executive officers (including, without limitation, services rendered in assisting in the creation of the plan of liquidation, negotiating the agreements with Legends and our Series A preferred stock holder, and seeking to achieve resolutions of various issues with our lenders). Pursuant to their amended and restated employment agreements, Messrs. Blair and Peters received retention bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services and pursuant to their amended and restated employment agreements, their options and restricted stock awards immediately vested in full at that time. All of the options that became fully vested are at the present time “out of the money.” Pursuant to the terms of the named executive officers’ existing promissory notes, which were not modified, the debt owed to us by the named executive officers, or $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, was automatically forgiven upon board of directors adoption of the plan of liquidation on February 25, 2001.

•       Performance Milestone Bonuses.   As a result of our achievement of all milestones set forth below, Messrs. Blair and Peters have earned and are entitled to payment of the additional cash performance milestone bonuses shown below:

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

Performance milestone bonus amounts, which include accrued interest, were paid to our named executives as follows: (i) $1,815,523 to Mr. Blair on June 19, 2003; (ii) $972,453 to Mr. Peters on June 19, 2003; (iii) $184,227 to Mr. Peters on September 30, 2003; (iv) $191,649 to Mr. Peters on August 27, 2004; and (v) $191,794 to Mr. Peters on September 27, 2004. The amounts remaining to be paid are $1,233,907, plus accrued interest, to Mr. Blair and $165,230, plus accrued interest, to Mr. Peters. All conditions to payment of the amounts remaining to be paid to Messrs. Blair and Peters have been satisfied, and such payments will be made in due course.

Term.   Pursuant to Mr. Blair’s amended and restated employment agreement, our board has the right, upon 45 days notice, to terminate him without good reason and without any obligation to pay further severance payments following the date on which the final milestone payment is made. Prior to such time, if we terminate Mr. Blair without “good reason” or if he resigns for “good cause” we would be required to make additional payments to him pursuant to his amended and restated employment agreement. We would have “good reason” to terminate a named executive officer’s employment if he engaged in gross negligence, willful misconduct, fraud or material breach of his employment agreement. Each named executive officer would have “good cause” to resign in the event of any material reduction in his compensation or benefits, material breach or material default by us under the applicable employment agreement or following a change in control of us. The additional payment at this point in time would be an amount equivalent to the earned but unpaid performance milestone bonus set forth above.

The fourth amended and restated employment agreement for Mr. Peters, has a fixed termination date of September 30, 2006, unless such date is extended by an additional amendment. This employment agreement also provides both us and Mr. Peters with earlier termination rights in certain circumstances.

Extension of Non-Recourse Tax Loans Secured by Stock.   Upon each non-cash benefit payment (i.e. , debt forgiveness and stock award acceleration) occurring concurrently with our board’s adoption of the plan of liquidation, our named executive officers incurred tax liability, but were unable to fund such liability by selling our common stock because of federal securities law restrictions and other concerns. Pursuant to their amended and restated employment agreements, we extended to each named executive officer a non-recourse loan in the amount necessary to cover such personal income tax liability. On the date it was made, each loan was secured by a number of shares of our stock with a then-current market value equal to the amount of the loan. Interest accrued at the applicable federal rate and was added to principal. Any distributions on the pledged shares prior to maturity were applied to loan service. Each named executive officer had the right, prior to maturity, if the loan was then over-secured, to sell the pledged stock on the open market, provided that the proceeds are first applied to outstanding principal and interest on the loan. These loans are more fully described below under the caption “Certain Relationships and Related Transactions—Indebtedness of Management.”

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

Covenants Not to Compete

In Mr. Blair’s applicable amended and restated employment agreement, he has agreed not to engage in any competitive businesses. He also agreed not to compete directly with us or in a business similar to ours during his employment. However, Mr. Blair may continue to invest in certain residential real estate developments and resort operations.

Under Mr. Peters’s amended and restated employment agreement, he was required to devote substantially all of his full working time to our business only through September 30, 2003. However, while he remains employed by us, and for one year after his termination or resignation, Mr. Peters may not:

•       compete directly with us in a similar business;

•       compete directly or indirectly with us, our subsidiaries, partners, potential golf course buyers, potential buyers (and/or their affiliates), potential buyers of our preferred stock or debt (or any of their affiliates) with respect to any acquisition or development of any real estate project undertaken or being considered by any of such parties at any time during Mr. Peters’ employment with us;

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

Change of Control Agreements

Mr. Blair’s amended and restated employment agreement provides that he will have “good cause” to resign upon a change of control and, in that case, all of his stock options and restricted stock would vest in full and he would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the plan of liquidation described above. The amended and restated employment agreements of our named executive officers provide that if any payment by or on behalf of our company or our operating partnership to either executive qualifies as an excess parachute payment under the tax code, we shall make additional payments in cash to the executive (so called gross-up payments) so that the executive is put in the same after-tax position as he would have been had no excise tax been imposed by the tax code.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2005, our compensation committee members were Messrs. Reams, Jones and Wax. During fiscal year 2005, our compensation committee was comprised solely of directors who are independent under the rules of the American Stock Exchange.

None of the members of our compensation committee was at any time since our formation our officer, our employee or an officer or employee of any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our compensation committee.

Director Compensation

We pay our independent directors fees for their services as directors. Independent directors receive annual compensation of $10,000, plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically), and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. Under our non-employee directors’ stock option plan, at the time of our initial public offering and on the first four anniversaries of our initial public offering, our three independent directors received automatic annual grants of options to purchase 5,000 shares of our common stock at the stock’s fair market value on the date of grant. All grants to our independent directors were fully vested on the grant date and expire ten years from the date of grant. Upon the February 2001 grant, the shares available under our non-employee directors’ stock option plan were exhausted and no options have been granted to our independent directors since that time.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table describes, as of April 12, 2006, the beneficial ownership of common stock and common OP units held by each of our directors, by each of our executive officers, by all of our directors and executive officers as a group and by each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. OP units represent limited partnership interests in Golf Trust of America, L.P., our operating partnership, and are convertible into shares of our common stock on a one-for-one basis. This table shows beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within 60 days. However, for the sake of clarity, the table does not report beneficial ownership of OP units as beneficial ownership of common stock (even though all OP units are currently convertible into common stock) but instead, reports holdings of stock and OP units separately. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401.

	Common Stock		Common OP Units
Name of Beneficial Owner	Number of shares of Common Stock	Percentage of Class(1)	Number of OP Units	Percentage of Class(2)
W. Bradley Blair, II(3)	677,642	8.52%	—	—
Scott D. Peters(4)	285,000	3.75%	—	—
Raymond V. Jones(5)	26,000	*	—	—
Fred W. Reams(5)	25,000	*	—	—
Edward L. Wax(5)	26,250	*	—	—
AEW Capital Management, L.P.(6)(7)	761,904	9.43%	—	—
Jan H. Loeb(8)	561,300	7.67%	—	—
QVT Financial(9)	540,600	7.39%	—	—
Dennis J. O’Leary(10)	569,000	7.78%	—	—
Merrill Lynch, Pierce, Fenner & Smith, Inc.(11)	370,000	5.06%	—	—
Directors and officers as a group (5 persons)(12)	1,039,982	12.50%	—	—

*                    Less than 1%

(1)          Based on 7,317,163 common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, each person’s percentage interest is calculated by dividing such person’s beneficially owned common shares by the sum of the total number of common shares outstanding plus the number of currently unissued common shares such person has the right to acquire (including upon exercise of vested options and upon conversion of preferred stock, but excluding upon conversion of the separately shown OP units) within 60 days of April 12, 2006.

(2)          Based on 7,352,957 common OP units outstanding (including the 7,317,163 common OP units held by GTA’s subsidiaries). Under the operating partnership agreement, the holder(s) of OP units (other than GTA’s subsidiaries) has the right to tender them for redemption at any time. Upon such a tender, either the operating partnership must redeem the OP units for cash or GTA must acquire the OP units for shares of common stock, on a one-for-one basis.

(3)          Mr. Blair’s beneficial ownership includes options to purchase 640,000 shares of common stock, all of which have vested and are exercisable as of April 12, 2006; however, none of these options were in the money as of this date.

(4)          Mr. Peters’ beneficial ownership includes options to purchase 285,000 shares of common stock, all of which have vested and are exercisable as of April 12, 2006; however, none of these options were in the money as of this date.

(5)          Includes options to purchase 25,000 shares of our common stock all of which are vested and are exercisable as of April 12, 2006; however, none of these options were in the money as of this date.

(6)          Amounts shown for AEW Capital Management, L.P. include 800,000 shares of our company’s Series A convertible cumulative preferred stock held by its affiliate AEW Targeted Securities Fund, L.P., which shares are convertible into an aggregate of 761,904 shares of our company’s common stock. AEW Capital Management, L.P. reports that it has the sole power to vote or direct the vote of 761,904 shares and the sole power to dispose of or direct the disposition of 761,904 shares. These entities’ address is c/o AEW Capital Management, Inc., World Trade Center East, Two Seaport Lane, Boston, MA 02210. Information about AEW Capital Management, L.P. is included in reliance on its Schedule 13D filed with the SEC on May 13, 2005.

(7)          Our charter limits the number of our shares that may be owned by a single person or group, as defined under federal securities laws, to 9.8% of each class of outstanding equity. We refer to this restriction as our ownership limit. However, in cases where violation of the ownership limit would not have jeopardized our REIT status, our charter allowed our board to grant a waiver of the ownership limit. In connection with AEW’s investment in our Series A preferred stock, we granted them a limited waiver from the ownership limit on April 2, 1999.

(8)          Mr. Loeb’s address is 6610 Cross Country Boulevard, Baltimore, Maryland 21215. Mr. Loeb reports that he has sole power to vote or to direct the vote of 540,600 shares, shared power to vote or to direct the vote of 20,700 shares, sole power to dispose or to direct the disposition of 540,600 shares and shared power to dispose or to direct the disposition of 20,700 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D filed with the SEC on January 16, 2003.

(9)          QVT Financial’s address is 527 Madison Avenue, 8th Floor, New York, New York 10022. QVT Financial reports that it is the investment manager for QVT Fund LP (the “Fund”) which beneficially owns 429,539 shares. QVT Financial also reports that it is the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”) which holds 111,061 shares. QVT Financial has the power to direct the vote and disposition of the common stock held by each of the Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 540,600 shares of common stock, consisting of the shares owned by the Fund and the shares held in the Separate Account. QVT Financial reports that it has sole power to vote or to direct the vote of 0 shares, shared power to vote or to direct the vote of 540,600 shares, sole power to dispose or to direct the disposition of 0 shares and shared power to dispose or to direct the disposition of 540,600 shares. Information about QVT Financial is included in reliance on the Schedule 13G filed with the SEC on February 13, 2006.

(10)   Mr. O’Leary’s address is 71 Colfax Road, Skillman, New Jersey 08558. Mr. O’Leary reports that he has sole power to vote or to direct the vote of 569,000 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 569,000 shares and shared power to dispose or to direct the disposition of 0 shares. Information about Mr. O’Leary is included in reliance on the Schedule 13G filed with the SEC on February 9, 2006.

(11)   Merrill Lynch Pierce, Fenner & Smith, Inc.’s address is 4 World Financial Center, New York, NY 10080. Merrill Lynch Pierce, Fenner & Smith, Inc.’s reports that it has sole power to vote or to direct the vote of 370,000 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 370,000 shares and shared power to dispose or to direct the disposition of 0 shares. Information about Merrill Lynch Pierce, Fenner & Smith, Inc. is included in reliance on the Schedule 13G filed with the SEC on February 13, 2006.

(12)   Includes options to purchase 1,025,000 shares of common stock, all of which have vested and are exercisable as of April 12, 2006; however, none of these options were in the money as of this date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders’ approval. The table presents the following data on our plans as of the close of business on December 31, 2004:

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

Our employee stock purchase plan terminated as of the stockholders’ approval of the plan of liquidation on May 22, 2001.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of Management

Pursuant to the terms of our executive officers’ amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us as of such date. These new loans were evidenced by promissory notes from the executives and secured by their total holdings of 199,415 shares (143,790 of which were owned by Mr. Blair and 55,625 of which were owned by Mr. Peters) of our common stock valued at $8 per share at the time of the issuance of these loans. Interest accrues on these loans at 5.06% per annum (the applicable federal rate on the date of the loan) and is due at maturity. Effective July 1, 2002, we discontinued accruing interest on these loans because the total outstanding balance of each loan exceeded the value of the collateral, common stock, computed based on the current net assets available to common stockholders. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2004 and 2003, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $112,000 and $497,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2004 and 2003, respectively.

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

The largest aggregate amounts of indebtedness under our loans to Messrs. Blair and Peters during our 2005 fiscal year were $0, and $445,000, respectively, plus accrued interest. Due to the cancellation of Mr. Blair’s loan on March 22, 2004, there was no outstanding balance due from Mr. Blair at March 30, 2006. Due to the cancellation of Mr. Peters’s loan on March 30, 2005, there was no outstanding balance due from Mr. Peters at March 30, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for audit and other services provided by BDO Seidman, LLP for fiscal years 2005 and 2004.

	2005	2004
Audit Fees(1)	$411,178	$491,067
Audit-Related Fees(2)	16,000	—
Tax Fees(3)	52,738	38,843
All Other Fees	—	—
Total	$479,916	$529,910

(1)          Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. For 2005 and 2004, the total audit fees include $246,012 and $291,552, respectively, in fees incurred for the audit of our wholly-owned subsidiary, GTA-IB, LLC, the entity that owns the Resort.

(2)          Audit-related fees consisted primarily of accounting consultations related to the Resort.

(3)          For fiscal 2005 and 2004, respectively, tax fees principally included tax compliance fees of $44,511 and $33,755, and tax advice and tax planning fees of $8,227 and $5,088.

Our audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor for us in order to assure that the provision of such services do not impair the auditor’s independence. Prior to the beginning of our fiscal year, our audit committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner, require specific pre-approval by our audit committee. While our audit committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to our audit committee at its next scheduled meeting. Our audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

All of the services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by our audit committee pursuant to paragraph c(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page 79, which is incorporated herein by reference.

Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders

Golf Trust of America, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of changes in net assets and cash flows (liquidation basis) for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries at December 31, 2005 and 2004, and the changes in their net assets and cash flows for the years ended December 31, 2005, 2004 and 2003 (liquidation basis), in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis.

Charlotte, North Carolina	BDO Seidman, LLP
April 12, 2006

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2005 AND 2004

(LIQUIDATION BASIS)

(in thousands)

	December 31,
	2005	2004
ASSETS
Real estate—held for sale	$56,506	$57,827
Cash and cash equivalents	2,822	3,919
Receivables—net	5,806	4,995
Other assets	4,597	4,421
Total assets	69,731	71,162
LIABILITIES
Debt	5,830	3,697
Accounts payable and other liabilities	13,080	10,521
Other obligations	11,120	11,117
Dividends payable	—	4,914
Reserve for estimated costs during the period of liquidation	5,919	5,868
Total liabilities	35,949	36,117
Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	55,949	56,117
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP unit holders)	$13,782	$15,045

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	Liquidation Basis
	2005	2004	2003
Net Assets in Liquidation, beginning of year	$15,045	$27,283	$48,903
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating Income(Loss)	712	(2,855)	(1,682)
Net interest expense	(1,274)	(652)	(1,113)
Increase in reserve for estimated liquidation costs and capital expenditures	(3,090)	(2,730)	(17)
Subtotal of adjustments to liquidation reserve	(3,652)	(6,237)	(2,812)
Decrease in fair value of the real estate assets	(2,421)	(4,668)	(16,172)
Decrease in fair value of non-real estate assets	—	(112)	(497)
Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	(6,073)	(11,017)	(19,481)
Preferred dividend reversal(accrual)	4,914	—	(2,139)
Value of operating partnership units redeemed in sale of golf courses	(104)	(1,221)	—
Changes in Net Assets in Liquidation	(1,263)	(12,238)	(21,620)
Net Assets in Liquidation, end of period	$13,782	$15,045	$27,283

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (LIQUIDATION BASIS)
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	$(1,263)	$(12,238)	$(21,620)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities, net of effects of Resort assets and liabilities acquired in settlement:
Increase in liquidation reserve and decreases in fair value of real estate and non-real estate assets	5,511	7,510	16,686
Cancellation value of common stock and OP units	104	1,221	—
Preferred dividend (reversal)accrual	(4,914)	—	2,139
Non-cash interest incurred on other obligations	764	433	—
Loss on disposal of fixed asset	10	—	—
Provision for bad debt	48	7	—
Decrease (increase) in receivables and other assets	(1,405)	(672)	792
Decrease (increase) in restricted cash	—	—	1,529
Increase (decrease) in accounts payable and other liabilities	2,558	1,560	(681)
Decrease in liquidation liabilities, net of insurance reimbursements	(2,932)	(2,541)	(4,950)
Net cash used in changes in net assets in liquidation and operating activities	(1,519)	(4,720)	(6,105)
Cash flows from investing activities:
Resort and golf course improvements	(806)	(472)	(160)
Net proceeds from golf course dispositions	—	3,984	67,767
Cash acquired in Resort settlement	—	1,764	—
Collection of notes receivable	281	—	112
Net cash (used in) provided by investing activities	(525)	5,276	67,719
Net cash flows from financing activities:
Borrowings on debt	2,000	4,100	—
Repayments on debt and capital lease obligations	(1,053)	(1,338)	(69,003)
Net cash provided by (used in) financing activities	947	2,762	(69,003)
Net increase(decrease) in cash and cash equivalents	(1,097)	3,318	(7,389)
Cash and cash equivalents, beginning of year	3,919	601	7,990
Cash and cash equivalents, end of year	$2,822	$3,919	$601
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$695	$146	$1,502
Non-cash transactions:
Cancellation of note receivable	$99	$547	$—
Equipment acquired under capital leases	$414	$67	$—
Note receivable from sale of asset	$—	$—	$2,300
Resort assets acquired and liabilities assumed in settlement were:
Total assets		$56,095
Less liabilities		(16,855)
Net settlement amount		$39,240

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Plan of Liquidation and the Participating Mortgage

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. As of April 12, 2006, we had sold 40 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests pursuant to the plan of liquidation.

In March 2002, as a result of the conditions in the golf industry at that time, we retained an independent financial advisor, Houlihan Lokey, to advise us on strategic alternatives available to us in furtherance of our efforts to seek to enhance stockholder value under our plan of liquidation. In connection with this engagement, Houlihan Lokey reviewed: (i) our corporate strategy; (ii) various possible strategic alternatives available to us with a view towards determining the best approach of maximizing stockholder value in the context of our existing plan of liquidation; and (iii) other strategic alternatives independent of the plan of liquidation. Houlihan Lokey evaluated our lender’s mortgage interest in the Resort under two different scenarios, both of which assumed that we would obtain a fee simple interest in the asset by either successfully completing a negotiated settlement with our former borrower or foreclosing on our former borrower’s interest in the mortgage encumbering the asset. Under the first scenario, Houlihan Lokey assumed that we would immediately liquidate the asset. Under the second scenario, Houlihan Lokey assumed that we would hold the asset until no later than December 31, 2005 and seek in the interim to realize a modest recovery in the financial performance levels of the asset based on historical financial results. Following receipt of Houlihan Lokey’s report on March 15, 2002, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously voted to proceed with our plan of liquidation without modification. In February 2003, we, at the direction of our board, again engaged Houlihan Lokey to assist us in updating our projected range of liquidating distributions in light of the actual sale prices we had obtained during the prior year and other relevant factors. Following receipt of Houlihan Lokey’s updated report on March 18, 2003, and after consideration of other relevant facts and circumstances then available to us, our board of directors unanimously reaffirmed its decision to proceed with our plan of liquidation without modification. As a result, we valued the participating mortgage on our balance sheet based on our estimate of the resale value of the Resort at the conclusion of the holding period.

During 1997, our operating partnership closed and funded an aggregate $78.95 million participating mortgage to Golf Host Resorts, Inc. (“GHR”), an entity affiliated with Starwood Capital Group LLC. The participating loan was secured by the Westin Innisbrook Golf Resort (the “Resort”), a 72-hole destination golf and conference facility located near Tampa, Florida. GHR became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11, 2001. Upon the default, we began seeking a negotiated foreclosure or settlement with our former borrower.

At June 30, 2003, we carried the participating mortgage on our books at $60.0 million, based on the assumption that we would take ownership of the Resort, that the Resort’s operations would begin to recover in 2004 and that by the end of the 2005 holding period the Resort would have realized a modest recovery generally in line with historical results (among other assumptions). At September 30, 2003, we wrote down the value of the participating mortgage from a value of $60.0 million to $44.24 million.

On July 15, 2004, we entered into a Settlement Agreement (the “Settlement Agreement”) with GTA—IB, LLC (“GTA—IB”), our former borrower (Golf Host Resorts, Inc., or “GHR”), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Resort. As part of the process of allocating the settlement amount (as derived from our valuation of the Resort, the “Settlement Amount”) of the Resort and related entities acquired, we had to reevaluate our carrying value of the Resort at June 30, 2004 to determine if it was representative of the Resort’s fair value as a business enterprise. After we received and reviewed the 2005 budget from Westin, and attended the 2005 budget review meeting with Westin and Troon, we determined that while the budget did reflect that the Resort is expected to realize a modest recovery from the depressed performance of 2003 and 2004 (attributed in part to two significant group cancellations and the hurricane weather in Florida), the Resort is burdened by several significant liabilities which will decrease the net proceeds available for our stockholders upon the sale of the Resort. Based on a review of the facts and circumstances at this time, we determined that a write-down of $5.0 million in the value of the Resort to $39.24 million was necessary to appropriately reflect our estimate of the net proceeds available to stockholders upon a sale of the Resort.

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

The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date. The settlement amount was allocated (in thousands) as follows:

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

On January 21, 2005, in furtherance of our timely liquidation, we engaged Houlihan Lokey as our financial advisor for an initial term of nine months to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. At the end of the initial term, if the Special Committee was actively considering a specific proposed transaction, or a specific proposed transaction is in the process of being consummated, then the initial term shall be automatically extended on a month-to-month basis until the earlier to occur of either the consummation of that transaction or termination or failure thereof. The engagement has currently been extended on a month-to-month basis. In the event of a sale with net proceeds to us of up to $38.0 million, Houlihan Lokey will receive a transaction fee of $1.0 million of which the Company has paid $100,000. If the Company receives net proceeds from $38 million up to $50 million, the transaction fee will be $1.0 million plus 3.0% of such incremental value. If we receive net proceeds in excess of $50.0 million, the transaction fee will be the sum of $1.0 million, plus 3.0% of the value between $38 million up to $50 million, plus 5.0% of the value over $50 million.

The net investment in the Company’s subsidiary, GTA-IB, LLC, that was recorded at $39.24 million at the date of acquisition has been reduced in the normal course of operations by a cumulative net operating loss to a carrying value of $38.821 million at December 31, 2005, prior to the year-end write-down. Based on market indications of interest obtained in the Resort sales process managed by Houlihan Lokey, the combined estimate of the Resort’s resale value as a going concern and the Company’s interest in Parcel F at December 31, 2005 is $36.4 million. This estimated value is allocated $35.0 million to the business of the Resort and $1.4 million for the estimated value of the Company’s interest in Parcel F net of Parcel F’s collateralized debt. Therefore, the Company recorded a write-down to the carrying value of the business of the Resort of $2.421 million at December 31, 2005. The Company faces the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the Resort’s fair value may change, and the asset may be written-down further.

2.   Organization and Basis of Presentation

We were incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, we sold our last property that was under a participating lease. As of April 12, 2006, we own three properties which represent seven golf courses. Two of these properties (3.0 golf courses) are owned and managed by us while the Resort is managed by Westin Management South. The four golf courses at the Resort are currently managed by Troon through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein we were the lender. Upon the execution of the Settlement Agreement with our former borrower on July 15, 2004, we obtained ownership of the Resort. We presently hold our three properties (7.0 golf courses) in fee simple. The seven golf courses are located in Florida (4), South Carolina (2), and New Mexico. Title to our golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. We refer to Golf Trust of America, L.P. as our “operating partnership” or “OP” and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as “we,” “us” or our “Company.” The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of Golf Trust of America, L.P. Through our wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”), we hold a 99.6 percent interest in our operating partnership as of April 12, 2006. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. Approximately 36,000 OP units remain outstanding as of December 31, 2005.

Adjustments to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and approval of that plan by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of December 31, 2005 is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

The valuation of our other assets and liabilities under the liquidation basis of accounting are based on our management’s estimates as of December 31, 2005.

The change in net assets in liquidation of approximately $1,263,000 for the year ended December 31, 2005 is comprised of (i) adjustments to the liquidation reserve of approximately $3,652,000, (ii) a decrease in the fair value of the Company’s assets of approximately $2,421,000, (iii) the cancellation of common stock valued at approximately $104,000, and (iv) the cancellation of accrued preferred dividends in the amount of $4,914,000 pursuant to an agreement with our preferred shareholder. See Note 15 Subsequent Events for further discussion.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. Now that we have title to the Resort and have engaged Houlihan Lokey on January 21, 2005 to pursue an exit transaction, we have more information with which to make projections of certain liquidation costs expected to be incurred during the projected period required to complete the liquidation as contemplated in our engagement of Houlihan Lokey (i.e., exit transaction to be closed by June 30, 2006 and the corporate wind-up to be concluded by September 30, 2006). As a result, we have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated in our engagement with Houlihan Lokey. We have not recorded a liability for the accrual of quarterly preferred dividends from July 1, 2001 to date in our net assets pursuant to the executed letter agreement with AEW (see Note 11) on April 12, 2006. Should we not close on an exit transaction by June 30, 2006 as contemplated in the AEW letter agreement, the Company may be required to accrue approximately $9,914,000 to reflect quarterly preferred dividends for the period from July 1, 2001 through December 31, 2005, plus an additional accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW absent AEW’s agreement to extend the option exercise date in the letter agreement beyond the current expiration date of June 30, 2006. This would reduce the net assets available to shareholders in liquidation and correspondingly the estimated liquidation distribution per share. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2004	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	December 31, 2005
Severance	$1,659,000	$—	$—	$188,000	$1,847,000
Professional fees	1,398,000	(2,348,000)	—	2,515,000	1,565,000
Financial advisor fees	1,050,000	(187,000)	—	48,000	911,000
Capital expenditures	10,000	(111,000)	—	127,000	26,000
Other	1,751,000	(393,000)	(562,000)	774,000	1,570,000
Total	$5,868,000	$(3,039,000)	$(562,000)	$3,652,000	$5,919,000

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

Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below:

	For years ended December 31,
	2005	2004	2003
	(in thousands)
Revenues
Rent	$—	$—	$452
Revenue from managed golf course and Resort operations	46,513	19,992	7,989
Revenues	46,513	19,992	8,441
Expenses
General and administrative	1,127	1,543	2,215
Direct expenses from managed golf course and Resort operations	44,674	21,304	7,908
Expenses	45,801	22,847	10,123
Operating income(loss)	$712	$(2,855)	$(1,682)

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

Cash Risk Concentration

We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000 per institution. At December 31, 2005 and

2004, we had amounts in excess of FDIC limits. We limit our risk by placing our cash and cash equivalents in a high quality financial institution.

Property and Equipment

Substantially all of our long-lived assets have been deemed to be held for sale and, therefore, depreciation expense has not been recorded since September 30, 2000.

Accounts Receivable

Accounts receivable represents amounts due from Resort guests and golf course members and is net of allowances of approximately $15,000 and $96,000 for doubtful accounts at December 31, 2005 and 2004, respectively. Groups with prior direct bill positive history with the Resort are granted credit for billing. With respect to extending credit to Resort groups, if a group has not been to the Resort within the past two years, an updated credit evaluation is conducted. The Resort requires a deposit of approximately 25% of the total estimated contracted revenue. Additional deposits may be required depending on the outcome of the credit evaluation. Terms are negotiable by group contract but are typically 30 days from receipt of bill.

Management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Revenue Recognition

Prior to the sale of our one remaining performing participating lease (Eagle Ridge Inn and Resort) on January 30, 2003, we recognized rental revenue on an accrual basis over the term of the applicable participating lease. Prior to our borrower’s September 2001 default under the participating mortgage on the Innisbrook Resort, we recognized interest income ratably over the term of the loan.

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

Advertising

We expense advertising costs as incurred. Total advertising costs were $962,000, $409,000, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

4.   Dispositions

From January 1, 2003 through December 31, 2005, we disposed of the following golf courses:

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

(2)          Included in the proceeds is a note receivable with a fair market value at December 31, 2005 of $2,300,000.

See Note 15, Subsequent Events, for an update on the disposition of the Company’s remaining properties.

5.      Operating Leases

In connection with the assumption of operations at the various golf courses, we assume related operating leases on golf carts, maintenance equipment and vehicles. These lease agreements expire at various dates through December 2008. We also lease our corporate facilities under an operating agreement that expires in June 2006. Total lease expense, excluding the lease expense for golf courses sold prior to December 31, 2005, was approximately $586,000, $432,000, and $292,000 for the years ended December 31, 2005, 2004 and 2003 respectively. Future minimum lease commitments under non-cancelable operating leases at December 31, 2005 are as follows:

Year	Amount
2006	509,000
2007	428,000
2008	270,000
2009	—
Total	$1,207,000

6.      Commitments and Contingencies

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

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we filed a motion on behalf of GTA (together with our executive officers) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11,

2005, and thereafter accepted and entered as an order on or about April 19, 2005. The scheduling order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. There is as yet no settlement. While we remain open to the possibility of settlement on the basis of mutual dismissals, we also intend on meeting our deadlines and litigating vigorously. To that end, before the deadline for doing so, we filed and served our motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted to do so, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. At this time, we are unable to assess the likely outcome of this litigation. See Note 15, Subsequent Events, for a recent update.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. Our counsel estimates the plaintiffs’ claims to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2005, we filed a motion for partial summary judgment. On March 31, 2006, we received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing is now expected to be scheduled in May 2006 on this motion for partial summary judgment. We are asking the Court to enter summary judgment on the alleged fraud and tortuous interference claims. If we are unsuccessful on summary judgment, this case will be sent to non-binding mediation sometime before June 30, 2006. If a settlement is not reached at mediation, this case will go to trial beginning on August 29, 2006. We continue to investigate both the liability and damage aspects of this case, but we do not expect to find any liability. Formal discovery will commence soon. At this time, we are unable to assess the likely outcome of this litigation.

Land Use Lawsuits

Land Use Lawsuits

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the “Plaintiffs”) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the “Defendants”), Case No. 043388CI-15. We refer to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there was no remaining development units (residential units)

available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On Friday, January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. See Note 15, Subsequent Events, for a recent update.

As an intervenor in the Initial Land Use Lawsuit, we sought to obtain a ruling from the court which preserves and protects our property, our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the Land Use Lawsuits.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, we filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case was returned to the Circuit Court for trial on plaintiffs’ claim that LOCI performed construction services on, or that benefited, the property of various defendants, including us. The trial is scheduled for early May 2006. At this time, we are unable to assess the likely outcome of this litigation.

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

Westin and Troon Management Fees

We entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon’s contract with Westin has a termination date of July 15, 2009.

Refundable Initiation Fees

Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at December 31, 2005 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

7.                 Receivables—Net

Receivables—net consists of the following:

	December 31, 2005	December 31, 2004
	(Liquidation Basis)
Note receivable taken in sale of asset	$2,326,000	$2,315,000
Loans to officers—net of allowances of $362,000 in 2004	—	99,000
Other miscellaneous receivables	3,480,000	2,581,000
Total	$5,806,000	$4,995,000

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

On March 30, 2005, the Company extended the term of the amended employment agreement of its chief financial officer, or “CFO,” from March 31, 2005 to March 31, 2006. In connection with the amendment of this employment agreement, the Company’s CFO agreed to assign to the Company 55,625 shares of its common stock that were pledged to the Company by its CFO pursuant to his February 26, 2001 non-recourse Master Promissory Note. In exchange for the assignment of those 55,625 shares, the Company agreed to cancel approximately $461,000 that the CFO owed to the Company pursuant to that Master Promissory Note. This loan was carried at $99,000 on December 31, 2004 after the allowance for doubtful account of $362,000.

Pursuant to the Company’s letter agreement with its chief executive officer, or “CEO,” on March 22, 2004, the Company’s CEO agreed to, among other things, irrevocably assign to the Company 143,790 shares of GTA common stock which he owned and which secured his non-recourse loan (made to him in 2001 in the amount of $1,150,000). The CEO’s outstanding loan balance as of March 22, 2004 was $547,000 (including accrued and unpaid interest through June 30, 2002 of $44,000 and after application of his portion of the allowance for doubtful accounts of $647,000). The assigned shares of common stock were valued at the 10-day trailing stock price of $2.32 for a total value of approximately $333,000. The Company applied this amount to the outstanding loan balance including accrued interest and the Company cancelled the remainder of the loan balance (which, by its terms was non-recourse and, thus, following our receipt of all of the collateral, was effectively unsecured and uncollectible). The remainder of the unreserved loan balance of approximately $214,000 was written off against the “other” category of the liquidation accrual.

The other miscellaneous receivables at December 31, 2005 include approximately $3,480,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, as compared to the other miscellaneous receivables at December 31, 2004 which included approximately $2,300,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, and $281,000 in notes receivable, including accrued interest, taken in participating lease terminations.

8.                 Debt

	December 31, 2005	December 31, 2004
Revolving line of credit	$4,100,000	$2,100,000
Note payable	769,000	718,000
Capital lease obligations	961,000	879,000
Total	$5,830,000	$3,697,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,100,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate continues to be the prime rate (7.25% at December 31, 2005) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line and the Company will pay to Textron a fee of 0.25% per annum of the unused line balance.

In connection with the execution of the Amendment, the Company, through its subsidiaries Stonehenge LLC and Golf Trust of America, L.P., collectively the Borrower, entered into a Notice of Future Advance, Note, Mortgage and Loan Modification Agreement with Textron, or the Amended Mortgage, modifying the March 2004 Mortgage, Security Agreement and Fixture Filing (as modified by the Amended Mortgage, the “Security Agreement”). The Security Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of Stonehenge LLC of Golf Trust of America, L.P., failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge, and material judgments. Upon occurrence of a default, Textron is entitled to, among other things, accelerate all obligations of the Borrower and sell certain of the Borrower’s assets to satisfy the Borrower’s obligations under the Security Agreement and the Amendment.

Note Payable

In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2 million loan to us in the form of two promissory notes. Pursuant to our agreement with Elk Funding, these loans were to fund the Resort’s current working capital needs. Promissory Note A is non-recourse loan for $700,000 which is collateralized by a security interest in the proceeds from the ultimate sale of Parcel F. Interest will accrue on this unpaid balance at a rate of prime +1% until the closing of the sale of Parcel F, at which time the principal and accrued interest will be due. Accrued interest on this note at December 31, 2005 and 2004 is $69,000 and $18,000, respectively. Promissory Note B was a recourse loan for $1,300,000, which was collateralized by a security interest in 50% of the net proceeds from the sale of two of our golf courses, namely the Black Bear Golf Club and the Wekiva Golf Club. Interest accrued on this unpaid balance at a rate of prime +1% until this note was paid in full (net of a discount of $122,000 for no occurrence of default) from the net sales proceeds of Wekiva Golf Club on August 2, 2004. There are no specific financial reporting covenants in these two notes.

Capital Lease Obligations

At December 31, 2005, we had capital lease agreements for certain golf course and related equipment. These lease agreements expire at various dates through 2009.

9.                 Accounts payable and other liabilities

Accounts payable and other liabilities consists of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$5,208,000	$4,379,000
Accrued payroll	1,701,000	1,155,000
Accrued expenses	2,201,000	2,025,000
Deferred revenue and deposits	3,970,000	2,962,000
Total	$13,080,000	$10,521,000

10.          Investment in Subsidiary

Certain condensed balance sheet information of the Resort as of December 31, 2005 and 2004, adjusted for the liquidation basis of accounting, is provided below.

	December 31, 2005	December 31, 2004
Assets
Current assets	$6,491,000	$5,580,000
Real estate and Resort assets	50,626,000	49,528,000
Other assets	2,647,000	2,455,000
Total assets	59,764,000	57,563,000
Liabilities
Accounts payable and accrued expenses	8,862,000	8,258,000
Long term refurbishment	4,647,000	4,600,000
Capital lease obligations	961,000	612,000
Other long term liabilities	6,473,000	6,517,000
Total liabilities	20,943,000	19,987,000
Net investment in subsidiary	38,821,000	$37,576,000
Write-down to estimated value	(2,421,000)	—
Net investment in subsidiary adjusted for write-down	$36,400,000	$37,576,000

Other obligations consists of the following:

Estimated fair value at:	December 31, 2005	December 31, 2004
Master Lease Refurbishment Obligation	$4,647,000	$4,600,000
Westin Termination Fee	5,673,000	5,717,000
Troon Supplemental Fee	800,000	800,000
	$11,120,000	$11,117,000

Master Lease Refurbishment Obligation

In connection with taking control of the Resort, effective July 16, 2004, we recorded a liability in recognition of the Master Lease Agreement, or MLA, refurbishment program which entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and paid quarterly. Principal payments begin in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. The estimated settlement value of this liability upon sale of the Resort is $4,647,000 as of December 31, 2005.

Minimum principal payments on the refurbishment program are as follows:

Principal
2006	1,069,000
2007	1,426,000
2008	1,784,000
2009	2,141,000
Total	$6,420,000

Westin Termination Fee

The Management Agreement that we executed with Westin on July 15, 2004 provides that we shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a termination fee of $5,900,000. This amount is reduced by $365 per day (three hundred sixty-five dollars) for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. The estimated settlement value of this liability upon sale of the Resort is $5,673,000 as of December 31, 2005.

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

Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2005, we had accrued and not paid eighteen quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2005). Under our series A charter document, because we have at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to our board of directors at our annual meeting that was held on November 17, 2003, whose terms as directors would continue until we fully pay all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of our charter and the voting agreement.

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

On March 24, 2005, we executed a letter with the holder of our series A preferred stock, AEW Targeted Securities Fund, L.P., referred to in this report as AEW, in which AEW agreed that it will execute for our benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of our series A preferred stock held by AEW including, without limitation, all of AEW’s rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of our exercise of the option. This letter agreement was executed in contemplation of an exit transaction of the type contemplated by the engagement letter with Houlihan Lokey. The exercise price of this option was approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. Although this option expired on November 30, 2005 because the Company did not close on a sale of the Resort by that date, AEW has recently executed a similar option letter.

On November 11, 2005, the Company and AEW entered into a letter agreement, or the Amendment, amending the terms of the Option Agreement by and between the Company and AEW. The Amendment, among other things, extended the termination date of the Option from November 30, 2005 to December 30, 2005, provided that the $4,500,000 deposit, which was then held in escrow, under an asset purchase agreement would become non-refundable to the potential buyer by December 9, 2005. In the event that the potential buyer’s $4,500,000 deposit did not become non-refundable by December 9, 2005, the Amendment would automatically terminate. Pursuant to the Amendment, the $24,914,000 Exercise Price of the Option was to bear interest at a rate of 10% per annum from December 1, 2005 until the Company delivered to AEW notice of its exercise of the Option. Pursuant to the terms of the asset purchase agreement, the potential buyer’s purchase price would be adjusted upwards by the amount of interest accrued up to and including the closing date. A closing did not occur and the amended agreement with AEW expired on December 9, 2005. See Note 15, Subsequent Events, for recent updates involving AEW.

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

Name of Stock Option/Award Plans	Shares Issued	Shares Available To Issue
1997 Stock Incentive Plan	500,000	—
1997 Non-employee Director’s Plan	100,000	—
New 1997 Plan	582,032	17,968
1998 Plan	498,000	2,000

Compensation expense is determined by reference to the market value on the date of grant and is amortized on a straight-line basis over the vesting period.

Stock Option Plan Transactions

No option shares were granted to employees or exercised in 2004, 2003 or 2002. Mr. Blair’s and Mr. Peters’ unvested options accelerated upon board approval of the plan of liquidation on February 25, 2001 (as provided in their employment contracts). All unvested options previously granted to other employees accelerated upon stockholder approval of the plan of liquidation on May 22, 2001 (as provided in section 6.2 of the New 1997 Employee Stock Option Plan and the 1998 Employee Stock Option Plan). Transactions involving the plans are summarized as follows:

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,190,000	$22.93
Granted	—	—
Exercised	—	—
Expired and/or canceled	(127,500)	(24.98)
Outstanding at December 31, 2004	1,062,500	$22.69
Granted	—	—
Exercised	—	—
Expired and/or canceled	—	—
Outstanding at December 31, 2005	1,062,500	$22.69

	Options Outstanding
Range of Exercise Price	Shares	Remaining Contractual Life (years)	Average Exercise Price	Options Exercisable
				Shares	Price
$7.85	20,000	5.1	$7.85	20,000	$7.85
$16-$19	197,500	4.1	17.27	197,500	17.37
$21	210,000	1.1	21.00	210,000	21.00
$24-$26	615,000	1.9	25.28	615,000	25.28
$29	20,000	2.1	29.00	20,000	29.00
	1,062,500			1,062,500

13.    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	Quarter Ended
2005	March 31	June 30	September 30	December 31
	(Liquidation Basis)
Net Assets in Liquidation, beginning of period	$15,045	$14,941	$14,532	$13,654
Changes in net assets in liquidation:
Operating (Loss) Income	3,147	473	(2,464)	(444)
Net interest income (expense)	(343)	(284)	(361)	(286)
(Increase) decrease) in reserve for estimated liquidation costs and capital expenditures	(2,804)	(598)	1,947	(1,635)
Subtotal of adjustments to liquidation reserve	—	(409)	(878)	(2,365)
Increase (decrease) in fair value of the real estate assets	—	—	—	(2,421)
Subtotal of adjustments to liquidation reserve and decrease in fair value of the real estate assets	—	(409)	(878)	(4,786)
Preferred dividend reversal	—	—	—	4,914[1]
Value of common stock redeemed	(104)	—	—	—
Total of Changes in Net Assets in Liquidation	(104)	(409)	(878)	128
Total Net Assets in Liquidation	$14,941	$14,532	$13,654	$13,782

(1)          Reversal of accrual of dividends pursuant to the AEW letter agreement. See Note 15 “Subsequent Events” for further discussion.

	Quarter Ended
2004	March 31	June 30	September 30	December 31
	(Liquidation Basis)
Net Assets in Liquidation, beginning of period	$27,283	$26,218	$25,055	$17,068
Changes in net assets in liquidation:
Operating Loss	(115)	(276)	(1,743)	(721)
Net interest income (expense)	27	13	(338)	(354)
Increase in reserve for estimated liquidation costs and capital expenditures	(19)	—	—	(2,711)
Subtotal of adjustments to liquidation reserve	(107)	(263)	(2,081)	(3,786)
Increase (decrease) in fair value of the real estate assets	—	(275)	(4,393)	—
Increase (decrease) in fair value of non-real estate assets	—	—	—	(112)
Subtotal of adjustments to liquidation reserve and decrease in fair value of the real estate assets	(107)	(538)	(6,474)	(3,898)
Preferred dividend reversal (accrual)	(625)	(625)	(625)	1,875 (2)
Value of operating partnership units redeemed in sale of golf courses	(333)	—	(888)	—
Total of Changes in Net Assets in Liquidation	(1,065)	(1,163)	(7,987)	(2,023)
Total Net Assets in Liquidation	$26,218	$25,055	$17,068	$15,045

(2)          Reversal of accrual for 2004 dividends pursuant to the AEW letter agreement. See Note 11 “Preferred Stock” for further discussion.

14.    Income Taxes

The Company initially qualified as a real estate investment trust, commonly called a REIT, but the Company lost its REIT status in 2002. Under the tax code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, the Company will be subject to federal income tax on any net taxable income it earns (or net taxable gain it realizes) throughout the remainder of its liquidation.

During  2004 and 2005 the Company’s operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on its 2004 or its 2005 operating revenues or its proceeds from 2004 property sales. The Company did not have any property sales in 2005. Additionally, based on the Company’s current projections and the availability of its net operating loss carryovers, the Company does not anticipate that it will incur any federal income tax liability throughout its liquidation period. The Company’s actual results and tax liability could vary materially from its estimates. As a result, the Company could generate positive taxable income in future taxable years, which would likely cause the Company to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions.

Deferred income tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Differences in the carrying value of golf course assets	$(1,299,000)	$(970,000)
Liquidation liability	2,217,000	2,197,000
Federal and state net operating loss carryforwards	26,660,000	23,789,000
Capital loss carryover	16,878,000	16,878,000
Contingent refurbishment	1,740,000	1,723,000
Other liabilities	327,000	382,000
Intangible assets	(2,344,000)	(2,035,000)
Other	594,000	417,000
Sub-total	44,773,000	42,381,000
Valuation Allowance	(44,773,000)	$(42,381,000)
Total net deferred tax assets	$—	$—

Included in deferred tax assets above are federal and state net operating losses of $73,603,000 and $61,882,000, respectively. These net operating losses expire at various dates through 2025.

Also included in deferred tax assets above is a capital loss carryover of $45,071,000, which expires in 2009.

The provision for federal and state income taxes for the years ended December 31, 2005, 2004 and 2003 is made up of the following components:

	2005	2004	2003
Deferred Income Tax Benefit
State	$349,000	$596,000	$1,082,000
Federal	2,043,000	3,309,000	6,317,000
Sub-total	2,392,000	3,905,000	7,399,000
Change in Valuation Allowance	(2,392,000)	(3,905,000)	(7,399,000)
Total	$—	$—	$—

Utilization of the deferred tax asset of $44,773,000 calculated above, is dependent on future taxable profits. Based on our current estimates through the remainder of our liquidation period, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

The effective income tax rate is different from the federal statutory rate for the years ended December 31, 2005, 2004 and 2003 for the following reasons:

	2005	2004	2003
Expected taxes at statutory rates	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal income tax rate	(3.6)%	(3.6)%	(3.6)%
Other	(1.8)%
Change in Valuation allowance	39.4%	37.6%	37.6%
Total	0.0%	0.0%	0.0%

15.    Subsequent Events

On October 18, 2005, the Company entered in to a purchase and sale agreement with Wildecreek Club Properties, LLC and Woodcreek Club Properties, LLC, South Carolina limited liability companies,

for the sale of Stonehenge at a purchase price of approximately $6,675,000 plus the assumption of certain liabilities and customary closing prorations. The closing of this sale, subject to customary closing conditions, including the buyer’s satisfactory completion of the due diligence process, was then contemplated on or before December 16, 2005. On December 8, 2005, an amendment to this purchase and sale agreement was executed to, among other things, extend the closing date to January 31, 2006. When the closing did not occur by January 31, 2006, this purchase and sale agreement expired. At the present time, discussions between the Company and the potential buyer are continuing.

On March 8, 2006, with regard to the Land Use Lawsuits, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.

In the event that the defendants in the Land Use Lawsuits do not prevail in the appeal, the Company may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, the Company may experience reduced club memberships at the Resort, and its ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize the Company’s land use and development rights in the remaining units that the Company may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of the Company’s rights with respect to those units. In that instance, the Company might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to the Company’s land use and development rights relating to the remaining units at the Resort, the Company’s ability to develop the Resort would be adversely affected.

On March 24, 2006, the Company entered into a purchase and sale agreement for the disposition of the Tierra Del Sol Country Club to Encargo Limited, LLC, a New Mexico limited liability company,  or its permitted assigns, for a price of $2.125 million.  Any proceeds from the sale of Tierra Del Sol Country Club are subject to an Agreement for Marketing and Joint Sale of Property. The Agreement for Marketing and Joint Sale of Property provides that 17.5% of these proceeds of a sale will be paid to the Estate of Terrence J. Mulvihill and Golf Classic Resorts, LLC, the owner of the water rights and the executive 9-hole golf course at Tierra Del Sol. (See Item 3 of this annual report under the caption “Agreement for Marketing and Joint Sale of Tierra Del Sol” for further discussion) The purchase and sale agreement requires that the buyer assume certain liabilities including a liquor license note payable for $125,000. Under the terms of the purchase and sale agreement, the purchase price will be paid $1,062,500 in cash at closing and the remaining balance will be financed by the Company pursuant to the following terms:  a promissory note (the “note”) with a twelve month term secured by a first mortgage on the property accruing interest at prime plus 3% and paid quarterly. If the note is paid off within three months then the accrued interest is waived. If the note is paid off within six months then the accrued interest will be discounted by 50%. The closing of this sale, subject to customary closing conditions, including the buyer’s satisfactory completion of the due diligence process, is currently contemplated on or before April 18, 2006. At the present time, the purchase and sale agreement for Tierra Del Sol may be terminated by either the Company or the buyer for any or no reason, without penalty.

With regard to the Young Complaints, the plaintiffs did not file any dispositive motion within the time permitted, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. Instead they filed a motion to re-open discovery and for leave to file a late response to the motion for summary judgment by the GTA defendants. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed util June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. Trial of this matter is currently set for a date not before July 1, 2006.

On March 31, 2006, the Company extended the term of the amended employment agreement of Scott D. Peters, the Company’s chief financial officer, from March 31, 2006 to September 30, 2006.

Pursuant to the terms of our note receivable, taken in connection with the sale of Eagle Ridge on January 30, 2003, in the principal amount of $2.5 million (currently carried at $2.3 million), we extended the maturity date of this note for the second extension period with a new maturity date of February 1, 2007. On February 3, 2006, the borrower paid the extension fee of 50 basis points of the principal amount, $12,500, pursuant to the terms of the secured promissory note. The note continues to accrue interest at prime plus 5% per annum (12.75% at April 12, 2006) and the borrower is current on the monthly interest payments.

On April 12, 2006, the Company entered into a new option agreement with AEW in which AEW grants the Company the option, exercisable by the Company in its sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the our series A preferred stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company’s exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement was executed in contemplation of an exit transaction as contemplated by the engagement letter with Houlihan Lokey.

There are no assurances that the transaction contemplated in the Option Agreement will close. In the event that the transactions contemplated by the Option Agreement do not close, the Company will develop a business plan to address the future operating plans for the Resort and the Company until an exit transaction can be completed. As part of this business plan, the Company would need to factor in estimated costs of liquidation and the accrual of preferred dividends which will occur through the completion of the Company’s liquidation. As a result of the execution by the Company of the Option Agreement, the Company has not recorded a liability for the accrual of quarterly preferred dividends subsequent to the quarter ended June 30, 2001. In the event that the transactions contemplated in the Option Agreement are not consummated pursuant to the terms of the Option Agreement, absent either an agreement by a third party to assume all or a portion of the Company’s accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of the Company’s preferred dividend obligations, (neither of which have occurred), the Company may be required to accrue, and ultimately pay in its liquidating distributions to AEW, $9,914,000 to reflect quarterly preferred dividends for the period July 1, 2001 to December 31, 2005, plus an additional dividend accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Directors and Stockholders
Golf Trust of America, Inc.

The audits referred to in our report dated April 12, 2006 relating to the consolidated financial statements of Golf Trust of America, Inc. and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the following Real Estate and Accumulated Depreciation financial statement schedule as of December 31, 2005. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
Charlotte, North Carolina	BDO Seidman, LLP
April 12, 2006

Schedule III
Golf Trust of America
Real Estate and Accumulated Depreciation
December 31, 2005
(in thousands)

		Initial Cost			Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at End of period							Life on Which Depreciation in Latest
Property/Location	Encumbrances	Land	Building & Improve- ments	Other(3)	Improve- ments	Other(1)	Land	Building & Improve- ments	Other(1)(3)	Total	Accumulated Depreciation(2)	Date of Construction	Date Acquired	Statement of Operation is Completed(2)

Tierra Del Sol Golf Course— Belen, NM	—	317	3,283		432		317	3,715		4,032	287	1982	5/29/1998	3-30 years
Wildewood Country Club and Country Club at Woodcreek Farm—Columbia, SC	—	1,392	9,135		505		1,392	9,640		11,032	1,839	1974	12/19/1997	3-30 years
Westin Innisbrook Golf Resort (the “Resort”)—Palm Harbor, FL		1,968	26,882	20,170	1,606		1,968	28,488	20,170	50,626	—	1970-1987	7/15/2004	N/A
Improvement reclass to liquidation accrual					(472)				(479)	(472)
Asset write-downs	—					(6,585)	—		(6,585)	(6,585)
Total	$ —	$ 3,677	$ 39,300	$ 20,170	$ 2,070	$ (6,585)	$ 3,677	$ 41,843	$ 13,106	$ 58,632	$ 2,126

(1)              The balance of the Valuation Reserve, which was recorded to adjust golf course assets to estimated fair value, is approximately $6,585,000 at December 31, 2005.

(2)              Depreciation expense has not been recorded since the fourth quarter of 2000 because subsequently all assets were deemed to be assets held for sale.

(3)              The balance of intangible assets acquired in the acquisition of the Resort on July 15, 2004 is approximately $20,170,000 at December 31, 2005.

Balance at beginning of period	$ 59,953
Additions during period:
Acquisitions through foreclosure	—
Other acquistions	—
Improvements, etc.	1,220
Other	4
Deductions during period:
Cost of real estate sold—net of valuation reserve	—
Disposals of equipment	(13)
Redemption of collateral
Asset write downs	(2,421)
Improvements included in Liquidation Accrual	(111)
Other	—
Balance at close of period	$ 58,632

SIGNATURES AND POWERS OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on April 17, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. BRADLEY BLAIR, II	Chief Executive Officer and	April 17, 2006
W. Bradley Blair, II	Chairman of the Board of Directors
(Principal Executive Officer)
/s/ SCOTT D. PETERS	Chief Financial Officer, Senior Vice	April 17, 2006
Scott D. Peters	President, Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
/s/ RAYMOND V. JONES	Director	April 17, 2006
Raymond V. Jones
/s/ FRED W. REAMS	Director	April 17, 2006
Fred W. Reams
/s/ EDWARD L. WAX	Director	April 17, 2006
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

3.3.4

Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on February 9, 2004 (previously filed as Exhibit 3.3.4 to our company’s Annual Report on Form 10-K, filed March 30, 2004 and incorporated herein by reference).

3.3.5

Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on January 5, 2005 and as currently in effect (previously filed as Exhibit 3.3.4 to our company’s Current Report on Form 8-K, filed January 10, 2005 and incorporated herein by reference).

3.3.6

Bylaws Amendment of Golf Trust of America, Inc., as adopted by the Board of Directors on March 8, 2006 and as currently in effect (previously filed as Exhibit 3.2 to our company’s Current Report on Form 8-K, filed March 13, 2006 and incorporated herein by reference).

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

10.1.4*	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through April 12, 2006.

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
10.6+

1997 Non-Employee Directors’ Plan of Golf Trust of America, Inc. (previously filed as Exhibit 10.7 to our company’s Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.7+

1997 Stock Incentive Plan (the “Original 1997 Plan”) of Golf Trust of America, Inc. (previously filed as Exhibit 10.6 to our company’s Registration Statement on Form S-11 (Commission File No. 333-15965) Amendment No. 1 (filed January 15, 1997) and incorporated herein by reference).

10.8+

1997 Stock-Based Incentive Plan of Golf Trust of America, Inc. (the “New 1997 Plan”) (previously filed as Exhibit 10.3 to our company’s Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.9+

Form of Nonqualified Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.4 to our company’s Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.10+

Form of Employee Incentive Stock Option Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.5 to our company’s Quarterly Report on Form 10-Q (Commission File No. 000-22091), filed August 15, 1997, and incorporated herein by reference).

10.11+

General Provisions Applicable to Restricted Stock Awards Granted Under the New 1997 Plan (previously filed as Exhibit 10.14 to our company’s Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.12+

Form of Restricted Stock Award Agreement for use under the New 1997 Plan (previously filed as Exhibit 10.15 to our company’s Registration Statement on Form S-11 (Commission File No. 333-36847), dated September 30, 1997 and filed as of October 1, 1997, and incorporated herein by reference).

10.13+

1998 Stock-Based Incentive Plan of Golf Trust of America, Inc. (previously filed as Exhibit A to our company’s definitive proxy statement, dated April 1, 1999 and filed March 29, 1999, and incorporated herein by reference).

10.14+

Employee Stock Purchase Plan of Golf Trust of America, Inc. (previously filed as Exhibit 4.1 to our company’s Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.15+

Subscription Agreement for use with the Employee Stock Purchase Plan (previously filed as Exhibit 4.2 to our company’s Registration Statement on Form S-8 (Commission File No. 333-46659), filed February 20, 1998, and incorporated herein by reference).

10.16.1+

First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated November 7, 1999 (previously filed as Exhibit 10.15 to our company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.16.2+

Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.16.3+	Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II,, dated as of March 22, 2004 filed as an Exhibit hereto.
10.17.1+

Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated November 7, 1999 (previously filed as Exhibit 10.16 to our company’s Annual Report on Form 10-K, filed March 30, 2000, and incorporated herein by reference).

10.17.2+

Third Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Scott D. Peters, dated as of February 25, 2001 (previously filed as Exhibit 10.5 to our company’s Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).

10.17.3+

Fourth Amended and Restated Employment Agreement and related General Release between Golf Trust of America, Inc. and Scott D. Peters, dated as of August 29, 2003 (previously filed as Exhibits 10.1 and 10.2 to our company’s Current Report on Form 8-K, filed October 9, 2003, and incorporated herein by reference).

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
10.22.3

Amended and Restated Loan Agreement, dated as of August 4, 2005, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.3 to our company’s Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).

10.22.4

Notice of Future Advances, Note Mortgage, Security Agreement, and Fixture Filing, dated as of August 4, 2005, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.4 to our company’s Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).

10.23

Settlement Agreement dated July 15, 2004 by and among Golf Trust of America, L.P., GTA-IB, LLC, Golf Host Resorts, Inc., Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC (previously filed as Exhibit 10.1 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.24

Defense and Escrow Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., GTA-IB, LLC, Golf Trust of America, L.P., Golf Trust of America, Inc. and Chicago Title Insurance Company (previously filed as Exhibit 10.2 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.25

Operational Benefits Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., Golf Hosts, Inc., GTA-IB, LLC, and Golf Trust of America, L.P. (previously filed as Exhibit 10.3 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.26

Management Agreement dated July 15, 2004 by and between Westin Management Company South and GTA-IB, LLC (previously filed as Exhibit 10.4 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.27

Assignment, Consent, Subordination and Nondisturbance Agreement dated July 15, 2004 by and among GTA-IB, LLC, Golf Trust of America, L.P. and Westin Management Company South (previously filed as Exhibit 10.5 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.28

Facility Management Agreement dated July 15, 2004 by and among Troon Golf L.L.C., Westin Management Company South and GTA-IB, LLC (previously filed as Exhibit 10.6 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.29

Loan Agreement dated July 15, 2004 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. and related Notes A and B (previously filed as Exhibit 10.7 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.30.1

Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C. (previously filed as Exhibit 10.1 to our company’s Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.30.2

First Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC (formerly known as Innisbrook F, LLC) (previously filed as Exhibit 10.30.2 to our company’s Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference).

10.30.3

Second Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, LLC (formerly known as Golf Host Resorts, Inc.), Golf Trust of America, L.P., GTA-IB, LLC and Parcel F, LLC (formerly known as Innisbrook F, LLC) (previously filed as Exhibit 10.30.3 to our company’s Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference).

10.31

Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P. (previously filed as Exhibit 10.31 to our company’s Quarterly Report on Form 10-Q, filed November 22, 2004, and incorporated herein by reference).

10.32

Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P. (previously filed as Exhibit 10.32 to our company’s Quarterly Report on Form 10-Q, filed November 22, 2004, and incorporated herein by reference).

10.33.1+

Letter Agreement, dated as of March 30, 2005, amending the fourth amended and restated employment agreement of Scott Peters (previously filed as Exhibit 10.33 to our company’s Annual Report on Form 10-K, filed March 30, 2005, and incorporated herein by reference.

10.33.2+

Letter Agreement, dated as of March 31, 2006, amending the fourth amended and restated employment agreement of Scott Peters (previously filed as Exhibit 10.35 to our company’s Current Report on Form 8-K, filed April  6, 2006, and incorporated herein by reference).

10.34*

Letter Agreement, dated March 24, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.34 to our company’s Annual Report on Form 10-K filed March 30, 2005, and incorporated herein by reference).

10.35*	Option Agreement, dated May 6, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.35 to our company’s Report on Form 8-K filed May 9, 2005.
10.36*

Letter Agreement, dated November 11, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.37 to our company’s Quarterly Report on Form 10-Q filed November 14, 2005, and incorporated herein by reference).

10.37**	Option Agreement, dated April 12, 2006, between our company and AEW Targeted Securities Fund, L.P.
10.38***

Asset Purchase Agreement by and between Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and CMI Financial Network, LLC dated October 27, 2005 (previously filed as Exhibit 10.36 to our company’s Quarterly Report on Form 10-Q filed November 14, 2005, and incorporated herein by reference).

14.1

Code of Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on February 9, 2004 (previously filed as Exhibit 14.1 to our company’s Annual Report on Form 10-K, filed March 30, 2004, and incorporated herein by reference).

21.1**	List of Subsidiaries of Golf Trust of America, Inc.
23.1**	Consent of BDO Seidman, LLP
24.1**	Powers of Attorney (included under the caption “Signatures”)
31.1**	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Scott D. Peters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company’s definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*                    This agreement expired pursuant to its terms on November 30, 2005.

**             Filed herewith

***      This agreement was terminated pursuant to its terms on November 23, 2005.

†                    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+                Denotes a management contract or compensatory plan.