Form 10-Q
period 2006-03-31
GOLF TRUST OF AMERICA INC
filed 2006-05-15
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2006

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 North Adger’s Wharf, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large  accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer	☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 8, 2006, there were 7,317,163 common shares outstanding of the registrant’s only class of common stock. On May 8, 2006, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 54.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three Months Ended March 31, 2006

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Liquidation Basis Financial Statements
Condensed Consolidated Statements of Net Assets as of March 31, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Changes in Net Assets (unaudited) for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Quarterly Report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Westin Innisbrook Golf Resort, or Resort, and whether a sale of the Resort will occur in the contemplated time line and at a price that is approximately equivalent to its carrying value, with any certainty. Accordingly, our projections in this Quarterly Report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Part II, Item 1A of this Quarterly Report, which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
	(in thousands)
ASSETS
Real estate—held for sale	$56,866	$56,506
Cash and cash equivalents	5,316	2,822
Receivables—net	6,760	5,806
Other assets	4,659	4,597
Total assets	73,601	69,731
LIABILITIES
Debt	5,773	5,830
Accounts payable and other liabilities	14,533	13,080
Other obligations	11,060	11,120
Reserve for estimated costs during the period of liquidation	8,803	5,919
Total liabilities	40,169	35,949
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	60,169	55,949
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$13,432	$13,782

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,782	$15,045
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	3,498	3,147
Net interest expense	(318)	(343)
Increase in fair value of real estate	340	—
Increase in reserve for estimated liquidation costs and capital expenditures	(3,870)	(2,804)
Subtotal of adjustments to liquidation reserve	(350)	—
Value of common stock redeemed	—	(104)
Changes in net assets in liquidation	(350)	(104)
Net assets in liquidation, end of period	$13,432	$14,941

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	$(350)	$(104)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities:
Increase in liquidation reserve and (decrease) increase in the fair value of real estate and non-real estate assets	3,530	2,805
Cancellation value of common stock and OP units		104
Provision for bad debts	164	—
Non-cash interest	193	236
Other changes in operating assets and liabilities	267	(1,079)
Decrease in liquidation liabilities	(960)	(617)
Net cash from operating activities	2,844	1,345
Cash flows from investing activities:
Resort and golf course improvements	(46)	(169)
Cash flows from financing activities:
Repayments on debt and capital lease and other obligations	(304)	(232)
Net increase in cash	2,494	944
Cash and cash equivalents, beginning of period	2,822	3,919
Cash and cash equivalents, end of period	$5,316	$4,863
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$190	$141
Non-cash transactions:
Cancellation of note receivable	$—	$99

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three  Months Ended March 31, 2006 and 005

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Plan of Liquidation and the Resort

On February 25, 2001, our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. As of May 9, 2006, we had sold 41 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests pursuant to the plan of liquidation.

On July 15, 2004, the Company entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, and Golf Host Resorts, Inc., or our former borrower, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort, or the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations”. As a result of the settlement, the financial results of GTA-IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in our financial statements commencing July 16, 2004.

On January 21, 2005, in the interest of seeking to accelerate the finalization of our liquidation, the Company engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as its exclusive financial advisor to provide financial advisory services to it in furtherance of the Company’s stockholder-approved plan of liquidation. The Company’s liquidation may occur through the sale of its assets, a merger or otherwise in order to allow it to maximize value to its stockholders. In addition, subject to appropriate approvals, the Company may pursue a recapitalization. In this Quarterly Report, the Company refers to the type of transaction discussed in the prior two sentences as an exit transaction. The initial term of Houlihan Lokey’s engagement was nine months which has currently been extended on a month-to-month basis. In the event of a sale of the Resort with net proceeds to us of up to $38.0 million, Houlihan Lokey will receive a transaction fee of $1.0 million of which the Company has paid $100,000. If the Company receives net proceeds from $38 million up to $50 million, the transaction fee will be $1.0 million plus 3.0% of such incremental value. If the Company receives net proceeds in excess of $50.0 million, the transaction fee will be the sum of $1.0 million, plus 3.0% of the value between $38 million up to $50 million, plus 5.0% of the value over $50 million.

The Company’s board of directors also formed a Special Committee comprised of all three of its independent directors to consider certain matters relating to the liquidation and Houlihan Lokey’s services in evaluating an exit transaction. Houlihan Lokey’s work as the Company’s financial advisor in furtherance of accelerating the finalization of its liquidation is ongoing. The Company, with the assistance of Houlihan Lokey, continues to negotiate with prospective buyers of the Resort and related business. As of the filing date of this quarterly report, the Company has not entered into a definitive agreement for the sale of the Resort.

2.             Organization and Basis of Presentation

The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust, or REIT. As of fiscal year 2002 the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of its original third-party lessees. As of May 9, 2006, the Company owns two properties which represent six golf courses. One of these properties (2.0 golf courses) are owned and managed by the

Company, while the Resort is managed by Westin. The four golf courses at the Resort are currently managed by Troon Golf, L.L.C., or Troon, through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender. Upon the execution of the Settlement Agreement with its former borrower on July 15, 2004, the Company obtained ownership of the Resort. The Company presently holds its two properties (6.0 golf courses) in fee simple. Four of the Company’s golf courses are located in Florida and two are in South Carolina. Title to the Company’s golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. The Company refers to Golf Trust of America, L.P. as its “operating partnership” or “OP” and the Company refers to the operating partnership and itself (together with all subsidiaries) collectively as “we”, “us” or our “Company.” The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through its wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, the Company holds a 99.6 percent interest in our operating partnership as of May 9, 2006. GTA GP is the sole general partner of its operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GTA GP, GTA LP, the operating partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

As a result of the adoption by the Company’s board of directors of our plan of liquidation and approval of that plan by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company’s assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of March 31, 2006 relies on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company’s other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of March 31, 2006.

The change in net assets in liquidation of approximately $350,000 for the three months ended March 31, 2006 reflects the estimated gain on the sale of Tierra Del Sol of approximately $340,000 offset by an increase in the provision for legal fees of approximately $415,000 and corporate operating costs of approximately $275,000 to be incurred in (i) the negotiation of  an asset purchase agreement through and including the consummation of the sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of our plan of liquidation.

The net assets of approximately $13,432,000 at March 31, 2006 would result in a liquidation distribution per share of approximately $1.85. This $1.85 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining two assets, including the Resort. These projections could decrease materially based on the timing of any sale, the performance of the underlying assets, and a change in the underlying assumptions of the cash flow amount projected. The $1.85 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. The number of shares expected to be cancelled total 85,000 shares of common stock pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to its holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations. These costs are estimates and are expected to be paid out over the liquidation period which contemplates an anticipated sale of the Resort by June 30, 2006 and the transfer of our remaining assets to a liquidation trust by September 30, 2006. The Company can provide no assurance that those dates will be met.  As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets as contemplated in the Company’s engagement with Houlihan Lokey. The Company has also accrued the projected operating results of the Resort and the other two properties that the Company owns and manages through the projected remaining holding period. The Company has not recorded a liability for the accrual of quarterly preferred dividends from July 1, 2001 to date in the Company’s net assets pursuant to the executed letter agreement with AEW (see Note 10) on April 12, 2006. In the event that the Company does not close on an exit transaction by June 30, 2006 as contemplated in the AEW letter agreement, the Company may be required to accrue approximately $9,914,000 to reflect quarterly preferred dividends for the period from July 1, 2001 through December 31, 2005, plus an additional accrual of $625,000 per quarter for preferred dividends through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW. However, this accrual would not be necessary if AEW agreed to extend the option exercise date in the letter agreement beyond the current expiration date of June 30, 2006. These preferred dividends would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per share. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve) (unaudited):

			Increases in the Liquidation Reserve
			Operating
	January 1,	Transfers and	Income(Loss)		March 31,
	2005	Payments	and Interest	Adjustments	2006

Severance	$1,847,000	$—	$—	$—	$1,847,000
Professional fees	1,565,000	(826,000)	—	415,000	1,154,000
Financial advisor fees	911,000	(8,000)	—	—	903,000
Capital expenditures	26,000	(26,000)	—	10,000	10,000
Other	1,570,000	(126,000)	3,180,000	265,000	4,889,000
Total	$5,919,000	$(986,000)	$3,180,000	$690,000	$8,803,000	.

Included in the accrued severance amounts above are performance milestone payments due, but not yet paid, to the Company’s executives pursuant to their amended and restated employment agreements. The Company expects that the performance milestone payments aggregating approximately $1,399,000, plus accrued interest, will be paid in due course; however, there are no remaining conditions to such payment. Any severance payments otherwise payable by the Company under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments made. The increase in the adjustments to the liquidation reserve is to provide a provision for legal fees and corporate operating costs to be incurred in (i) the negotiation of an asset purchase agreement and through and including the consummation of a sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of the Company’s plan of liquidation.

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of the Company are summarized and reflected in the table below:

	For the three months ended
	March 31,
	2006	2005
	(unaudited)
Revenues
Revenue from Resort and managed golf course operations	$18,006,000	$16,427,000
Expenses
General and administrative	251,000	280,000
Direct expenses from Resort and managed golf course operations	14,257,000	13,000,000
Total operating expenses	14,508,000	13,280,000
Operating income	3,498,000	3,147,000
Interest expense—net	(318,000)	(343,000)
Operating income and interest	$3,180,000	$2,804,000

3.             Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three months ended March 31, 2006 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in our annual report on Form 10-K for the year ended December 31, 2005.

4.             Commitments and Contingencies

Young Complaints

On March 22, 2004, a lawsuit was filed (and was served on the Company’s agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of the Company’s prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against the Company’s independent auditors, BDO Seidman, LLP (together with three former BDO partners) and the Company (together with the Company’s executive officers).

The complaint alleges that the BDO defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, allegedly held illegal by the Internal Revenue Service. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that the Company conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transactions. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and the Company filed a motion on behalf of GTA (together with the Company’s executive officers) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, the Company filed its answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. The scheduling order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. There is as yet no settlement. While the Company remains open to the possibility of settlement on the basis of mutual dismissals, the Company also intends on meeting its deadlines and litigating vigorously. To that end, before the deadline for doing so, the Company filed and served its motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted to do so, either with respect to their own claims or to the Company’s counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. Trial of this matter is currently set for a date not before July 1, 2006. At this time, the Company is unable to assess the likely outcome of this litigation.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against the Company based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that the Company has breached certain representations related to the storm water permit issued at the property and that the Company failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. The Company’s counsel estimates the plaintiffs’ claims to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2006, the Company filed a motion for partial summary judgment. On March 31, 2006, the Company received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing is now expected to be scheduled in May 2006 on this motion for partial summary judgment. The Company is asking the Court to enter summary judgment on the alleged fraud and tortuous interference claims. If the Company is unsuccessful on summary judgment, this case will be sent to non-binding mediation sometime before June 30, 2006. If a settlement is not reached at mediation, this case will go to trial beginning on August 29, 2006. The Company continues to investigate both the liability and damage aspects of this case, but it does not expect to find any liability. Formal discovery will commence soon. At this time, the Company is unable to assess the likely outcome of this litigation.

Land Use Lawsuits

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the “Plaintiffs”) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the “Defendants”), Case No. 043388CI-15. The Company refers to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there was no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property, and its land use and development rights with respect to Parcel F and the Company’s property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted the Company’s Motion to Intervene. On Friday, January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the Plaintiffs in the consolidated cases filed a notice of appeal.

As an intervenor in the Initial Land Use Lawsuit, the Company sought to obtain a ruling from the court which preserves and protects the Company’s property, and the land use and development rights with respect to Parcel F and the Company’s property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. The Company refers to these two matters collectively as the Land Use Lawsuits.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, the Company filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of the Company and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, the Company filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed modified Opinion, which again reversed the Circuit Court judgment in favor of the Company and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, the Company filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case was returned to the Circuit Court for trial on plaintiffs’ claim that LOCI performed construction services on, or that benefited, the property of various defendants, including the Company. A trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

Ordinary Course Litigation

Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Since the Company is now either the owner and/or the operator of its remaining golf courses, the Company maintains insurance for these purposes. The Company is not currently subject to any material claims of this type.

Westin and Troon Management Fees

The Company entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. These agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon’s contract with Westin has a termination date of July 15, 2009.

Refundable Initiation Fees

Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at March 31, 2006 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

5.             Receivables—net

Receivables—net consists of the following:

	March 31, 2006	December 31, 2005
	(Liquidation Basis)
Note receivable taken in sale of asset	$2,327,000	$2,326,000
Member, trade and other miscellaneous receivables	4,433,000	3,480,000
Total	$6,760,000	$5,806,000

The note receivable represents the $2.5 million note the Company received from the buyer of the Eagle Ridge Inn & Resort, plus accrued interest less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity which is February 1, 2007, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower’s payment of the balance of the note, subject to certain prepayment prohibitions).

6.             Debt

	March 31, 2006	December 31, 2005
Revolving line of credit	$4,100,000	$4,100,000
Note payable	784,000	769,000
Capital lease obligations	889,000	961,000
Total	$5,773,000	$5,830,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. Due to increasing interest rates coupled with a lack of membership growth at Stonehenge in the three months ended March 31, 2006, the operations at Stonehenge for the immediately preceding twelve month period as of March 31, 2006 resulted in a debt service coverage ratio of 1.02 which did not meet the required debt service coverage ratio of 1.20; however, the lender waived the debt service coverage ratio covenant through May 31, 2006.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate continues to be the prime rate (7.75% per annum at March 31, 2006) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line and the Company will pay to Textron a fee of 0.25% per annum of the unused line balance.

In connection with the execution of the loan amendment, the Company, through its subsidiaries Stonehenge LLC and Golf Trust of America, L.P., collectively the Borrower, entered into a Notice of Future Advance, Note, Mortgage and Loan Modification Agreement with Textron, or the Amended Mortgage, modifying the March 2004 Mortgage, Security Agreement and Fixture Filing (as modified by the Amended Mortgage, the “Security Agreement”). The Security Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of Stonehenge LLC of Golf Trust of America, L.P., failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge, and material judgments. Upon occurrence of a default, Textron is entitled to, among other things, accelerate all obligations of the Borrower and sell certain of the Borrower’s assets to satisfy the Borrower’s obligations under the Security Agreement and the Amendment. See violation of financial covenant above.

Note Payable

In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2,000,000 loan to the Company in the form of two promissory notes, know as Promissory Note A and Promissory Note B, the latter of which was repaid pursuant to it terms in September 2004. Pursuant to the Company’s agreement with Elk Funding, these loans were to fund the Resort’s current working capital needs. Promissory Note A is a non-recourse loan in the original principal amount of $700,000, which sum is collateralized by a security interest in our portion of the net proceeds from the ultimate sale of Parcel F. Interest accrues on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest under Promissory Note A will be due. There are no specific financial reporting covenants in Promissory Note A.

Capital Lease Obligations

At March 31, 2006, we had capital lease agreements for certain golf course and related equipment. These lease agreements expire at various dates through 2009.

7.             Accounts payable and other liabilities

Accounts payable and other liabilities consists of the following:

	March 31, 2006	December 31, 2005
Accounts payable	$7,456,000	$5,208,000
Accrued payroll	1,085,000	1,701,000
Accrued expenses	2,482,000	2,201,000
Deferred revenue and deposits	3,510,000	3,970,000
Total	$14,533,000	$13,080,000

8.             Investment in Resort and related obligations

Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	March 31, 2006	December 31, 2005
Assets
Current assets	$10,350,000	$6,491,000
Real estate and Resort assets	50,646,000	50,626,000
Other assets	2,584,000	2,647,000
Total assets	63,580,000	59,764,000
Liabilities
Accounts payable and accrued expenses	9,412,000	8,862,000
Long term refurbishment	4,587,000	4,647,000
Capital lease obligations	889,000	961,000
Other long term liabilities	6,473,000	6,473,000
Total liabilities	21,361,000	20,943,000
Net investment in subsidiary	42,219,000	38,821,000
Write-down to estimated value	(2,421,000)	(2,421,000)
Net investment in subsidiary adjusted for write-down	$39,798,000	$36,400,000
Reserve for projected operating results through the contemplated holding period (Note 2)	(3,398,000)	—
Net investment in subsidiary adjusted for reserve for projected operated results through the contemplated holding period	$36,400,000	$36,400,000

Other obligations consists of the following:

Estimated fair value at:	March 31, 2006	December 31, 2005
Master Lease Refurbishment Obligation	$4,587,000	$4,647,000
Westin Termination Fee	5,673,000	5,673,000
Troon Supplemental Fee	800,000	800,000
	$11,060,000	$11,120,000

The increase in the Company’s net investment in its subsidiary from December 31, 2005 to March 31, 2006 is due to the operating performance of the Resort for the three months ended March 31, 2006 which is typically the most profitable quarter of the Resort’s fiscal year.  As more fully described in Note 2, the Company has recorded a reserve of $3,398,000 to reflect the estimated operating results during the remaining contemplated holding period.

Master Lease Refurbishment Obligation

In connection with taking control of the Resort, effective July 16, 2004, the Company recorded a liability in recognition of the Master Lease Agreement, or MLA, refurbishment program which entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009.  In addition, the Resort agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the condominium owners investment in the refurbishment. The Company refers to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. The estimated settlement value of this liability upon sale of the Resort is $4,587,000 as of March 31, 2006.

Minimum principal payments on the refurbishment program are as follows:

Year	Amount
April 1 – December 31, 2006	$804,000
2007	1,428,000
2008	1,789,000
2009	2,148,000
2010	7,000
Thereafter	20,000
Total	$6,196,000

Westin Termination Fee

The Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a termination fee of $5,900,000. This amount is reduced by $365 per day (three hundred sixty-five dollars) for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. The estimated settlement value of this liability upon sale of the Resort is $5,673,000 as of March 31, 2006.

Troon Supplemental Fee

The facility management agreement that the Company executed with Troon was effective as of July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000 for outstanding management fees prior to July 15, 2004.

9.             Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

On April 2, 1999, the Company completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or series A preferred stock, at a price of $25.00 per share to a single purchaser, AEW Targeted Securities Fund, L.P., or AEW. The series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into the Company’s common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. The Company contributed the net proceeds to the Company’s operating partnership in exchange for 800,000 series A preferred OP units with analogous terms.

Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003 the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2005, the Company had accrued and not paid eighteen quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2005). Under the Company’s series A charter document, because the Company has at least six quarters of accrued and unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to the Company’s board of directors at its annual meeting that was held on November 17, 2003, whose terms as directors would continue until the Company fully pays all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of the Company’s charter and the voting agreement.

On February 22, 2001, the Company entered into a voting agreement with AEW, which continues to hold all of the shares of the Series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required the Company to redeem all of the shares of Series A preferred stock (for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment) promptly after the Company determines in good faith that it has received sufficient net proceeds from the disposition of the Company’s assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations.

Moreover, under the Company’s voting agreement with AEW, since the Company did not fully redeem the series A preferred stock by May 22, 2003, AEW or its transferee had the right to require the Company to redeem the series A preferred stock in full within 60 days which right they exercised. Since the Company defaulted on that obligation, from July 21, 2003 until the series A Preferred Stock is redeemed, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although the Company is permitted to continue to accrue such dividends without paying them on a current basis, they must be paid in full prior to any distribution to the Company’s common stockholders, which will reduce its cash available for liquidating distributions to common stockholders.

On March 24, 2005, the Company executed a letter with the holder of its series A preferred stock, AEW Targeted Securities Fund, L.P., referred to in this report as AEW, in which AEW agreed that it will execute for the Company’s benefit an option to purchase, on or before November 30, 2005, the 800,000 shares of the Company’s series A preferred stock held by AEW including, without limitation, all of AEW’s rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of the Company’s exercise of the option. This letter agreement was executed in contemplation of an exit transaction of the type contemplated by the engagement letter with Houlihan Lokey. The exercise price of this option was approximately $24,914,000. This exercise price excludes dividends that would accrue to the series A preferred stock during 2004 and subsequent periods. Although this option expired on November 30, 2005 because the Company did not close on a sale of the Resort by that date, AEW has recently executed a similar option letter.

On November 11, 2005, the Company and AEW entered into a letter agreement, or the Amendment, amending the terms of the Option Agreement by and between the Company and AEW. The Amendment, among other things, extended the termination date of the Option from November 30, 2005 to December 30, 2005, provided that the $4,500,000 deposit, which was then held in escrow, under an asset purchase agreement would become non-refundable to the potential buyer by December 9, 2005. In the event that the potential buyer’s $4,500,000 deposit did not become non-refundable by December 9, 2005, the Amendment would automatically terminate. Pursuant to the Amendment, the $24,914,000 Exercise Price of the Option was to bear interest at a rate of 10% per annum from December 1, 2005 until the Company delivered to AEW notice of its exercise of the Option. Pursuant to the terms of the asset purchase agreement, the potential buyer’s purchase price would be adjusted upwards by the amount of interest accrued up to and including the closing date. A closing did not occur and the amended agreement with AEW expired on December 9, 2005. See Note 10, Subsequent Events, for recent updates involving AEW.

10.          Subsequent Events

On April 12, 2006, the Company entered into a new option agreement with AEW in which AEW grants the Company the option, exercisable by the Company in its sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the Company’s series A preferred stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company’s exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement was executed in contemplation of an exit transaction as contemplated by the engagement letter with Houlihan Lokey.

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

On May 8, 2006, the Company closed on the sale of the Tierra Del Sol Country Club to Encargo Limited, LLC, a New Mexico limited liability company,  or its permitted assigns, for a price of $2.125 million. The net proceeds from the sale of Tierra Del Sol Country Club are subject to an Agreement for Marketing and Joint Sale of Property. The Agreement for Marketing and Joint Sale of Property provides that 17.5% of the net proceeds of a sale will be paid to the Estate of Terrence J. Mulvihill and Golf Classic Resorts, LLC, the owner of the water rights and the executive 9-hole golf course at Tierra Del Sol. The purchase and sale agreement requires that the buyer assume certain liabilities, including a liquor license note payable for $125,000. Under the terms of the purchase and sale agreement, the purchase price will be paid $1,062,500 in cash at closing and the remaining balance will be financed by the Company pursuant to the following terms:  a promissory note, or note, with a twelve month term secured by a first mortgage on the property accruing interest at prime plus 3% and paid quarterly. If the note is paid off within three months then the accrued interest is waived. If the note is paid off within six months then the accrued interest will be discounted by 50%. The estimated gain of approximately $340,000 on this sale was recorded as of March 31, 2006 and is reflected in the net assets at March 31, 2006 as an increase in the carrying  value of Tierra Del Sol.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three Months Ended March 31, 2006 and  2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. As of May 9, 2006, we own two properties, held by us in fee simple, which represent six golf courses. Two of the six golf courses are managed by us and four (namely, the Resort golf courses) are pursuant to a management contract with an unaffiliated third-party, Westin. Four of our golf courses are located in Florida and two in South Carolina. Title to our golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is 100% owned by our operating partnership, Golf Trust of America, L.P. In this Quarterly Report, we refer to Golf Trust of America, L.P. as “our operating partnership” or “OP,” and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as “we,” “us” or “our company”. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held a 99.6 percent interest in our operating partnership as of May 9, 2006. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis as of May 9, 2006.

Significant Events since the filing of our Annual Report on Form 10-K on April 17, 2006

Significant events occurring since April 17, 2006 (the filing date of our annual report on Form 10-K) include:

 On May 8, 2006, the Company closed on the sale of the Tierra Del Sol Country Club to Encargo Limited, LLC, a New Mexico limited liability company,  or its permitted assigns, for a price of $2.125 million. The net proceeds from the sale of Tierra Del Sol Country Club are subject to an Agreement for Marketing and Joint Sale of Property. The Agreement for Marketing and Joint Sale of Property provides that 17.5% of the net proceeds of a sale will be paid to the Estate of Terrence J. Mulvihill and Golf Classic Resorts, LLC, the owner of the water rights and the executive 9-hole golf course at Tierra Del Sol. (See Part II, Item I of this quarterly report under the caption “Agreement for Marketing and Joint Sale of Tierra Del Sol” for further discussion). The purchase and sale agreement requires that the buyer assume certain liabilities including a liquor license note payable for $125,000. Under the terms of the purchase and sale agreement, the purchaser price will be paid $1,062,500 in cash at closing and the remaining balance will be financed by the Company pursuant to the following terms:  a promissory note, or the note, with a twelve month term secured by a first mortgage on the property accruing interest at prime plus 3% and paid quarterly. If the note is paid off within three months then the accrued interest is waived. If the note is paid off within six months then the accrued interest will be discounted by 50%. The estimated gain of approximately $340,000 on this sale was recorded as of March 31, 2006 and is reflected in the net assets at March 31, 2006 as an increase in the carrying  value of Tierra Del Sol.

Assets held for sale

The following chart identifies each of our unsold properties as of May 9, 2006:

Property	Location	Number of Golf Courses
The Resort	Palm Harbor, FL	4
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2
Total		6

As of May 9, 2006, we have not entered into any executed binding agreements with prospective purchasers of the foregoing assets.

The Resort

Status of the Sale of the Resort

Houlihan Lokey continues to market the Resort for sale on our behalf. As of the date of this report, a definitive agreement for the purchase of the Resort has not been executed.

On April 12, 2006, we executed a letter agreement with AEW in which AEW granted us the option to purchase, on or before June 30, 2006, 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences payable in respect of such series A preferred shares as of the date of our exercise of the option. The exercise price of the option is $20 million. The option is only exercisable if the business of the Resort is sold for cash consideration of no more than $35 million. We will attempt to complete the sale of the Resort prior to the termination date of the option agreement, however, we can provide no assurances guarantee that such sale will be consummated on or before the termination date. In the event that the consideration exceeds this threshold, then we would seek to renegotiate with AEW regarding the repurchase price of the series A preferred stock.  AEW may be unwilling to renegotiate with us.

There are no assurances that the transactions contemplated by the letter agreement with AEW will close; therefore, no reliance should be placed on these estimates. Further, there are no assurances that these estimates will not change materially prior to or upon a sale of the Resort.

See further discussion in Notes 9 and 10 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report and below  in Part II, Item IA of this Quarterly Report under the caption “Risk Factors.”

Potential use of a Liquidating Trust

As we contemplate the sale of our remaining assets and the wind-up of the Company, as expressly contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. For a more complete description of our potential use of a liquidating trust, please refer to “Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders” in Part 1, Item 1 of our Form 10-K for the year ended December 31, 2005 filed on April 17, 2006.

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

The condominium owners at the Resort have established an Association of Condominium Owners, or the Association, to administer and maintain certain of the common areas of the Resort and to conduct the business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the Association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) expended in the refurbishment of the condominium units by the condominium owners. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005 as reflected in the table below. In addition, the Resort agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the condominium owners investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability accrues at a rate of 2.5% and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. The estimated settlement value of the refurbishment liability upon sale of the Resort is $4,587,000 as of March 31, 2006.

The reimbursement attributable to each unit is contingent on the unit remaining in the rental pool from the time of the refurbishment of such unit throughout the reimbursement period (2005 to 2009 or 2005 to 2012, as applicable). If the unit does not remain in the pool during the applicable reimbursement period, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

As of May 9, 2006, 612 units were participating in the Rental Pool. Minimum undiscounted principal and interest payments on the refurbishment program are as follows:

Year	Principal	Interest
April 1 – December 31, 2006	$804,000	$217,000
2007	1,428,000	233,000
2008	1,789,000	153,000
2009	2,148,000	54,000
2010	7,000	1,000
Thereafter	20,000	—
Total	$6,196,000	$658,000

Application of Critical Accounting Policies

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc. excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on From 10-Q. The results of operations for the Resort are discussed separately below under the caption “Resort results of operations for the three  months ended March 31, 2006 and 2005.” Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2005 filed on April 17, 2006 for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the three months ended March 31, 2006 is summarized in Note 2 to our condensed consolidated financial statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2006 to March 31, 2006

Net Assets in Liquidation decreased by $350,000 during the period from January 1, 2006 to March 31, 2006. Operating income, including the net income from our properties, primarily the Resort, including net interest expense on corporate and property specific debt, was $3,180,000. We closed on the sale of Tierra Del Sol Country Club on May 9, 2006 with an estimated gain of approximately $340,000, therefore, we increased the carrying value of Tierra Del Sol at March 31, 2006 to reflect this approximate increase in value in our net assets at March 31, 2006. There were no other adjustments to the estimated fair value on the remaining properties held for sale at March 31, 2006.  The reserve for estimated liquidation costs and projected capital expenditures increased approximately $3,870,000 due primarily to the accrual of anticipated operating results for our consolidated company including the Resort through the anticipated holding period and conclusion of our plan of liquidation coupled with an increase in the provision for legal fees of approximately $415,000 to be incurred in (i) the negotiation of  an asset purchase agreement through and including the consummation of the sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of our plan of liquidation.

Our net assets in liquidation of approximately $13,432,000 at March 31, 2006 would result in a liquidation distribution per share of approximately $1.85. This $1.85 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our two remaining assets, including the Resort. These projections could decrease materially based on the timing of any sale, the performance of the underlying assets, and a change in the underlying assumptions of the cash flow amount projected. The $1.85 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding 7,353,000 less 85,000 of shares that we expect will be cancelled prior to the distribution of the net assets. The 85,000 shares of common stock that we expect will be cancelled were pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides, in part, that those 85,000 shares of our Common Stock will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, our operating results of our company are summarized and reflected in the table below:

	For the three months ended
	March 31,
	2006	2005
	(unaudited)
Revenues
Revenue from Resort and managed golf course operations	$18,006,000	$16,427,000
Expenses
General and administrative	251,000	280,000
Direct expenses from Resort and managed golf course operations	14,257,000	13,000,000
Total operating expenses	14,508,000	13,280,000
Operating loss	3,498,000	3,147,000
Interest expense—net	(318,000)	(343,000)
Operating loss and interest	$3,180,000	$2,804,000

Resort results of operations for the three months ended March 31, 2006 and 2005 (in thousands except for utilization statistics and percentages)

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which a stand-alone hotel located in a downtown metropolitan area appeals. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf and golf package purchasers and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue and fewer room nights during the first three months of 2006 than during the corresponding period in 2005. We believe that this increase in realized revenue, even though room nights were down, resulted from continuing improved sales and marketing efforts directed towards improving retail sales to group and transient business in addition to increasing sales of golf packages and golf memberships at the Resort. These market segments produce a greater  aggregate spending level per room night. While overall room nights and golf rounds were down 5.1% and 1.8%, respectively, overall gross revenue per room night increased by $73.25 to $535.40.

The following table shows utilization of the Resort facilities broken into facility type, results of operations and selected Rental Pool statistical data during the three month period ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	51,067	52,158	(1,091)	(2.1% )
Actual room nights
Group	23,093	21,129	1,964	9.3%
Transient	8,683	12,368	(3,685)	(29.8% )
Total room nights	31,776	33,497	(1,721)	(5.1% )
Food and beverage meals	158,709	143,017	15,692	11.0%
Golf rounds
Resort guests	23,421	25,373	(1,952)	(7.7% )
Member/guests	12,858	11,582	1,276	11.0%
Total golf rounds	36,279	36,955	(676)	(1.8% )
Results of operations (in thousands):
Revenues
Hotel	$5,845	$5,281	$564	10.7%
Food and beverage	5,132	4,244	888	20.9%
Golf	5,089	4,666	423	9.1%
Other	946	1,289	(343)	(26.6% )
Total revenues	17,012	15,480	1,532	9.9%
Expenses
Hotel	4,107	3,885	222	5.7%
Food and beverage	3,133	2,610	523	20.1%
Golf	1,856	1,839	17	0.9%
Other	2,835	2,523	312	12.4%

General and administrative	1,742	1,601	141	8.8%
Depreciation and amortization	491	798	(307)	(38.5% )
Total expenses	14,164	13,256	908	6.8%
Operating income	2,848	2,224	624	28.0%
Interest expense, net	373	439	(66)	(15.0% )
Net income	$2,475	$1,785	$690	38.7%
Selected Rental Pool statistical data:
Average Daily Distribution	$40.03	$36.40	$3.63	10.0%
Average Room Rate	$183.95	$157.66	$26.30	16.7%
Occupancy percentage	62.2%	64.2%	(2.0% )	(3.1% )
Average number of available units	567	580	(13)	(2.2% )

Three months ended March 31, 2006 and 2005.

During the first quarter of 2006, there were 1,721, or 5.1%, fewer occupied room nights than there were for the first quarter of 2005. As compared to the first  quarter of 2005, during the first quarter of 2006 there were 3,685 fewer transient room nights and 1,964 more group room nights, resulting in an aggregate of 1,721 fewer occupied room nights. Occupied room nights consist of group room nights, or room nights which are booked and correlated to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort. Transient room nights are often booked 24 hours or less from the date of stay, while group room nights are typically booked no less than 120 days in advance of the date of a stay, with larger groups typically booking 16 to 18 months in advance of a stay. Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the first quarter of 2005 a significant number of transient rooms were attributable to the consumption of golf packages at the Resort. Management believes that transient room nights were lower in the first quarter of 2006 than in the corresponding period in 2005, due primarily to the mild winter months experienced during 2006 in the northern states. Because the winter months were much warmer in the northern states during the first quarter of 2006 than in 2005, we believe the desire of the transient guest and more particularly the golf package guest, to “get away” was reduced. This, in turn, resulted in reduced transient business in the first quarter of 2006. Current booking patterns for 2006 continue to suggest that group business is returning to the Resort. Booked group and conference room nights at the Resort for the quarter ended March 31, 2006 have increased by approximately 1,964, or 9.3%, as compared to the same period last year.

The effect of the reduction in the occupied room nights during the first quarter of 2006 was offset by improved average room rates and ancillary spending patterns of the guests, specifically, increased golf package nights with their significantly higher food and beverage spending, coupled with increases in banquet sales. Total revenue for the Resort was greater during the three months ended March 31, 2006 than in the three months ended March 31, 2005. An overall increase in spending by the Resort’s guests, for rooms and food and beverage spending attributable to package nights, offset the reduction in gross revenue that resulted from the lower number of room nights in the first quarter of 2006 as compared to the first quarter of 2005. The average room rate increased from $157.66 in 2005 to $183.95 in 2006. Aggregate spending during the first quarter of  2006, per room night was, as compared to the same period in 2005, was $535.40 versus $462.14.  The most significant increase in revenues at the Resort occurred in the food and beverage department. Revenues of that department increased by approximately $888,000, or 21%, for the three months ended March 31, 2006, as compared to the same period in 2005. Overall food and beverage revenues increased as the food and beverage total covers (meals) increased by 15,692 or 11.0%. This aggregate increase in covers served was primarily attributed to the Resort’s banquets, catering and room service, with a combined increase of approximately 16,034 covers. Covers attributed to the Resort’s casual restaurants and pool service decreased by approximately 342. Golf revenue increased by approximately $423,000, primarily as a result of the utilization of the specific golf-marketing fund to promote the sale of golf packages throughout the eastern United States. As a result, golf package business increased by 801 rounds or 7.0% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.  In the aggregate, golf rounds were down by 676 while revenues were higher as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net reduction in aggregate rounds resulted primarily from 2,221 fewer rounds played by the transient resort guest, while other player categories, including packages, experienced increases in round play in the aggregate of 1,545 rounds played. The number of total golf rounds played in the three months ended March 31, 2006 was 36,279 compared to 36,955 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests in the first quarter or 2006 as compared to the first quarter of 2005 were offset by a decrease in Other Revenue of approximately $343,000, primarily as a result of the Resort no longer charging a resort fee.

We continue to monitor total operating expenses in an attempt to insure that the Resort manager controls expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,215,000, or 9.9%, for the three month period ended March 31, 2006 as compared to the corresponding period in the prior year. This increase of 9.9% is primarily attributable to of the increase in total operating revenue of approximately 9.9% during the three-month comparative period.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $491,000 and $798,000 for the three months ended March 31, 2006 and 2005, respectively. The net decrease in this expense is primarily related to certain intangible assets being fully amortized prior to the three months ended March 31, 2006.

Interest expense, net of interest income, was approximately $373,000 and $439,000 for the three months ended March 31, 2006 and 2005, respectively, and reflect amortization of the discount on the Rental Pool obligation, Westin long-term liability and the Troon long-term liability. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is now non-interest bearing.

The net income for the three months ended March 31, 2006 was approximately $2,475,000, compared to a net income for the three months ended March 31, 2005 of approximately $1,785,000.

During the three months ended March 31, 2006, approximately $226,000 of the capital reserve funds were disbursed. Of those disbursed funds, $207,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort. During the three months ended March 31, 2005, approximately $319,000 of the capital reserve funds were disbursed to (i) pay lease payments on existing equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases, (ii) replace carpet in the Edinburgh conference center, (iii) replace aging fuel tanks,  (iv) repair the roof of the Highlands clubhouse and (v) repair to the driving range tents, nature walks, electrical systems and tennis center air conditioning.

Liquidity and Capital Resources

Our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $26,000 per month), a distribution of net operating income from the one remaining golf property that we own and manage and profitable operations of the Resort, if any. We discuss the Resort’s cash position below. As a result of our need for liquidity, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20. Due to increasing interest rates coupled with a lack of membership growth at Stonehenge in the three months ended March 31, 2006, the operations at Stonehenge for the immediately preceding twelve month period as of March 31, 2006 did not meet the required debt service coverage ratio of 1.20; however, the lender waived the debt service coverage ratio covenant through May 31, 2006.

Subject to certain conditions, a buyer of Stonehenge may assume this loan pursuant to the loan assumption provisions in the amendment. We paid a one-time commitment fee to Textron of $42,000, which represents 2% of the new funds approved to obtain the increase in this credit line, and we will pay to Textron a fee of 0.25% per annum of the unused line balance. As of the date of this report, we have drawn down a total of $4,100,000 on the line of credit.  Subject to our satisfaction of the applicable terms, conditions and covenants of this loan, there is $100,000 available that could be drawn under this loan.

As of March 31, 2006, the Resort’s working capital position is approximately $629,000. The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the East Coast in 2005,  negatively impacted revenues for the Resort in the late summer-early fall season of 2005 as groups and guests were hesitant to book reservations on the East Coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of 2006 and subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its profitable operations, if any. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall by the end of the summer of 2006. Further, the Resort’s credit capacity is limited. We continue to work diligently with the Resort’s manager, Westin, to identify opportunities to improve the cash flow situation at the Resort. Further, we are currently seeking a buyer for the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000 and $650,000 in July 2004, September 2005 and November 2005, respectively. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may be required to seek financing or raise further capital in order to meet our obligations when they come due. Further, we may also be required to utilize proceeds from the sale of our other assets to fund our operations and the operations of the Resort. There is no assurance that we will be able to obtain additional financing, raise further capital or that we will have sufficient proceeds from assets sales from which to draw, or that any funding that we receive will not contain restrictive covenants or other onerous terms. At the present time, we only have $100,000 available in our line of credit with Textron which could only be drawn upon our satisfaction of the applicable terms, conditions and covenants in the loan documents regarding revolver advances, and we expect that the cash flow that we receive on our note receivable and the net operating income of the Stonehenge  golf courses, if any, will not be substantial

We currently hold a note receivable from the sale of one of our golf properties. The amount outstanding under this note at December 31, 2005 was approximately $2,326,000, which represents $2.5 million principal on the note, plus accrued interest, less a $200,000 discount reserve. On January 30, 2006, the borrower exercised its second option for a one-year extension on the maturity of the note. As a result of the extension of the term of this note, the maturity date is now February 1, 2007. The borrower paid an extension fee of 50 basis points on the principal amount of the note, $2,500,000. This note accrues interest at prime plus 5% (12.75% at May 9, 2006) until the new maturity date of February 1, 2007.

In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of March 31, 2006, we owed our two most senior executive officers a total of approximately $1,755,000 in milestone payments and accrued interest on such milestone payments. We also owed a substantial sum in legal fees which are included in our estimate of the costs to be incurred prior to our liquidation. We expect to incur additional fees and costs in connection with closing the sales of our two remaining golf properties. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

See discussion of our obligation to the holder of our preferred stock in Notes 9 and 10 to the Condensed Consolidated Financial Statements referred to in Item 1 and also in Item 1A under the caption “Risk Factors” in this Quarterly Report on this Form 10-Q.

Three months ended March 31, 2006 and 2005

Cash flow from operating activities for the three months ended March 31, 2006 was $2,844,000, compared to cash flow from operating activities for the three months ended March 31, 2005 of $1,345,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The increase in the cash flow from operating activities for the three months ended March 31, 2006 was due to an improvement in the operating results of the Resort for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 along with a decrease in the cash required for working capital. Liquidation liability payments increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to an increase in legal fees incurred in the process of seeking to sell the Resort.

We made $20,000 in capital expenditures at the Resort and $26,000 at the other golf courses that we owned and managed during the three months ended March 31, 2006, as compared to $146,000 at the Resort and $23,000 at the other golf courses in the three months ended March 31, 2005. There were no other investing activities in the three months ended March 31, 2006. In the three months ended March 31, 2005, notes receivable increased by approximately $8,000.

During the three months ended March 31, 2006, the Resort paid approximately $72,000 against its capital lease obligations and approximately $232,000 against its refurbishment obligation to certain rental pool participants. During the three months ended March 31, 2005, the Resort paid approximately $52,000 against its capital lease obligations and approximately $180,000 against its refurbishment obligation to certain rental pool participants.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

As of March 31, 2006, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
	(in thousands)
Employment Agreements and Employment Security Agreements	$2,257	$1,809	$448	$—	$—
Series A Preferred Stock and accrued dividends(1)	20,000	20,000	—	—	—
Elk Funding Loan	800	800	—	—	—
Textron revolving line of credit	5,269	390	4,879	—	—
Liquor license note payable (applies to a certain managed golf course)(2)	126	126	—	—	—
Operating lease agreements at the managed golf courses	391	217	174	—	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	4	2	2	—	—
Lease agreements for GTA corporate office	6	6	—	—	—
Subtotal of our obligations excluding those of the Resort	28,853	23,350	5,503	—	—
Master lease agreement (with the condominium owners)	6,854	1,435	3,739	1,662	18
Management agreements(3)	20,685	1,900	5,585	3,300	9,900
Troon supplemental fee	800	—	—	—	800
Operating and capital leases	1,689	530	1,159	—	—
Service agreements and other	2,639	1,056	1,528	55	—
Subtotal of the Resort’s obligations	32,667	4,921	12,011	5,017	10,718
Total of our consolidated obligations	$61,520	$28,271	$17,514	$5,017	$10,718

(1)  The series A Preferred stock is reflected in the “Less than 1 year” column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption “Series A Preferred Stock.”

(2)  Included in accrued expenses on the statement of net assets in liquidation.  This note was assumed in the sale of Tierra Del Sol on May 8, 2006.

(3)  If the Westin management agreement is terminated pursuant to its terms prior to its expiration date of December 31, 2017, a minimum termination fee of $5,500 will be due upon termination in lieu of the management agreement fees.

Interest is reflected, as applicable, in the commitments and obligations listed above. The above table does not give effect to the anticipated sale of the Resort.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2005 filed on April 17, 2006 for a description of our contractual obligations.

Commitments

Series A Preferred Stock. See discussion of our obligations to our holder of the series A preferred stock in Item 1, notes 9 and 10 above to our condensed consolidated financial statements herein and also in Part II, Item 1A of this Quarterly Report under the caption “Risk Factors”.

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

Seasonality

The golf industry is seasonal in nature. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the tropical storm weather and hurricanes experienced in Florida in 2004 and 2005, may reduce revenues for the Resort in the period from late summer through early fall in 2006 and future years by negatively impacting reservations in comparable periods. In October 2003, the Resort hosted, and is expected to host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Further, regarding this PGA event, on April 25, 2006, the Company entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides for Suncoast to lease the Copperhead golf course for seven and one half days during the month of March for a PGA TOUR event, and for the same period during each of the years 2007 through 2012. The agreement provides, among other things, for a base fee plus participation fee in the event the aggregate ticket sales during any tournament year exceed the greater of 115% of the 2005 or 2006 tournament ticket sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and amended on August 4, 2005 and the promissory note payable to Elk Funding. At May 9, 2006, the total outstanding debt subject to interest rate exposure is $4,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $12,000 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using derivative commodity instruments.

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

The integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows which the predecessor owner has provided to us may not be accurate. We have of necessity placed a certain amount reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004 and continue to rely on the information provided by Westin as manager of the Resort.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subject to the limitations mentioned above, our chief executive officer and our chief financial officer concluded that as of March 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we and our executive officers, as defendants, filed a motion to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. The scheduling order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. There is as yet no settlement. While we may be willing to enter into a settlement with the plaintiffs in which the plaintiffs dismiss their claims in exchange for our dismissal of our counterclaims, we intend to meet our deadlines and litigate this matter. To that end, before the deadline for doing so, we filed and served our motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. Instead they filed a motion to re-open discovery and for leave to file a late response to the motion for summary judgment by the GTA defendants. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. Trial of this matter is currently set for a date not before July 1, 2006. At this time, we are unable to assess the likely outcome of this litigation.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. Our counsel estimates the plaintiffs’ claims to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2006, we filed a motion for partial summary judgment. On March 31, 2006, we received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing is now expected to be scheduled in May 2006 on the motion for partial summary judgment. We asked the court to enter summary judgment on the alleged fraud and tortuous interference claims. If we are unsuccessful on summary judgment, this case will be sent to non-binding mediation sometime before June 30, 2006. If a settlement is not reached at mediation, this case is scheduled for trial on August 29, 2006. We continue to investigate both the liability and damage aspects of this case, but we do not expect to find any liability. Formal discovery will commence soon. At this time, we are unable to assess the likely outcome of this litigation.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. As of May 8, 2006, this motion has not yet been heard.

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

As an intervenor in the Initial Land Use Lawsuit, we will seek to obtain a ruling from the court which preserves and protects our property, the land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the Land Use Lawsuits. See further discussion of the Land Use Lawsuits under the heading “Risk Factors” in Part I, Item 1A of this report.

In the event that the defendants in the Land Use Lawsuits do not prevail in the appeal, the owner of Parcel F may lose all or substantially all of its land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

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

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, we filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case was returned to the Circuit Court for trial on plaintiffs’ claim that LOCI performed construction services on, or that benefited, the property of various defendants, including us. The trial date has not yet been set. At this time, we are unable to assess the likely outcome of this litigation.

Agreement for Marketing and Joint Sale of Tierra Del Sol

On September 20, 2000, Terence Mulvihill, a principal in the lessee and in the entity which previously owned the Tierra Del Sol Country Club, attempted to terminate our water rights lease agreement at the Tierra Del Sol Country Club. The termination was allegedly based upon (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) use of the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) use of the water in amounts in excess of the amounts permitted under the terms of the water rights lease agreement; and (d) non-payment of 1999 taxes under the water rights lease agreement. We responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002 in the Thirteenth Judicial District Court, County of Valencia, State of New

Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and Golf Classic Resorts, LLC. Our complaint sought various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution and leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill. On February 21, 2003, we entered into an agreement for marketing and joint sale of the property with Mary Louise Mulvihill Skalkos, the executor of the Mulvihill Estate and Golf Classic Resorts, LLC. In that agreement, the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico, which assets include a 9-hole executive golf course, water rights, and tennis courts, in addition to the country club. Our agreement for the marketing and joint sale of the property will expire on September 21, 2006. Since we closed on the sale of Tierra Del Sol on May 8, 2006, we applied the terms of this agreement to this transaction. In connection with this agreement, the parties agreed to forbear from taking further action on the existing lawsuit during the term of this agreement.

Routine Litigation

In addition to litigation between a lessor (such as our operating partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. We have in the past been, and expect to continue in the future to be, subject to proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner of the golf course. Since we are now either the operator or owner of our remaining golf courses, we maintain insurance to defend against certain of these actions

ITEM 1A. RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

We have recorded the value of the Resort and our remaining golf courses and liabilities at our best estimates of fair value as of May 9, 2006; however, we can provide no assurance that these estimates reflect the actual current market value for the applicable courses. As a result of our inability to provide any assurance regarding the estimates of the fair value of our assets, including the probability of negotiating and closing a sale of the Resort, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be significantly less than our earlier projections. Further, while we have provided in this report estimated adjustments to net assets in liquidation based upon the sale of the Resort and our interest in Parcel F for aggregate consideration of approximately $36.4 million, there can be no assurances that we will be able to close a sale of the Resort for a price that will allow us to realize the estimated proceeds for the Resort, if at all. Further, we can provide no assurance that the cash consideration paid for the business of the Resort will be in a price range to allow us to repurchase AEW’s preferred stock for $20 million, if at all. As a result, the estimated adjustments to net assets in liquidation provided in this report may prove incorrect and the amounts, if any, that we ultimately distribute as liquidating distributions may be significantly less than estimated.

If we are not able to sell the Resort and our other remaining golf property in a timely manner, liquify certain other non-real estate assets such as our note receivable, or obtain some form of additional financing we may experience severe liquidity problems, not be able to meet the demands of our creditors and, ultimately become subject to bankruptcy proceedings.

In the event that we are unable to sell the Resort and our other remaining golf property as planned, liquify certain other non-real estates assets such as our note receivable, or obtain some form of additional financing, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of May 9, 2006, we owed our two most senior executive officers a total of approximately $1,763,000 in milestone payments and accrued interest on such milestone payments. We also owe a substantial sum in legal fees, including fees incurred in connection with the negotiation of agreements providing for the sale of the Resort.

Further, given that the Resort’s only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to maintain positive cash flow through out 2006, we may be required to seek to provide additional capital to the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000 and $650,000 in July 2004, September 2005 and November 2005, respectively. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall by the end of the summer of 2006. Further, the Resort’s credit capacity is limited. There are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may be required to seek financing or raise further capital in order to meet our obligations when they come due. Further, we may also be required to utilize proceeds from the sale of our other assets to fund our operations and the operations of the Resort. There is no assurance that we will be able to liquify certain other non-real estate assets, obtain additional financing, raise further capital or that we will have sufficient proceeds from assets sales from which to draw, or that any funding that we receive will not contain restrictive covenants or other onerous terms. Additionally, we expect that the cash flow that we receive on the interest income from our note receivable and the net operating income of the Stonehenge golf courses, if any, will not be substantial

In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, liquify certain other non-real estate assets, or obtain additional financing, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors. If we cannot meet our obligations to our creditors, we could ultimately become subject to bankruptcy proceedings.

Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We might sell the Resort for an amount less than our current estimate of its fair value, which could significantly reduce our liquidating distributions to holders of our common stock.

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

As a result of the foregoing, at the present time we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range. We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable. You should not assume that the liquidating distributions have not declined, perhaps in material amounts, from the historical projections we provided in earlier filings.

Our efforts to preserve the value of the Resort until we are able to consummate its sale may be unsuccessful, and we might ultimately sell our interest in the Resort for significantly less than our last estimate of its fair value. Accordingly, our assessment of the Resort’s fair value may change at some future date, perhaps in a material adverse manner, based on facts and circumstances at that time, and the Resort’s value may again be written-down.

We have entered into an Option Agreement with the holder of our series A preferred stock which provides that the holder will permit us to repurchase all of the holder’s series A preferred stock for less than the current liquidation preferences afforded to those shares provided that we receive a cash consideration for the business of the Resort of no more than $35 million. As a result of our agreement with AEW, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 and all subsequent quarters. In the event that we are unable to exercise our option to repurchase all of the holder’s series A preferred stock prior to its expiration date, we may be required to pay that holder all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to common stockholders.

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

Although the revenues of the Resort have begun to increase since we took title to it, we can provide no assurance that the Resort’s future performance will continue to show improvement. If we do not continue to improve the Resort’s financial performance, our recovery with respect to this asset might be significantly delayed. A delay in our recovery of the Resort might reduce the net proceeds that we ultimately receive upon a sale of the Resort to less than our current estimate of the Resort’s fair value, and we may be forced to use funds that otherwise might be distributed to our stockholders, if any, to fund cash shortages of the Resort, causing our liquidating distributions to holders of our common stock to be reduced. Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success under the Settlement Agreement, the future success of the Resort or the consummation of the transactions contemplated by the Asset Purchase Agreement.

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

In addition to the four golf courses at the Resort, we have one other property (or two eighteen-hole equivalent golf courses). In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining property at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining property may exceed the prices we eventually receive. At December 31, 2005, we recorded a $2.421 million write-down in the value of the Resort based on market indications of interest. Should we not be able to find a buyer at our current carrying value,  in order to find a buyer in a reasonably expeditious manner, we might be required to lower our asking price for the Resort and our other remaining property below our estimate of their fair value. If we are not able to find new buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

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

We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are nineteen quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board’s decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock. The Option Agreement executed between us and AEW on April 12, 2006 does not impact AEW’s right under the voting agreement as described above to appoint two new directors to our board should they desire to do so.

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

Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher. As of May 8, 2006, the number of units participating in the Rental Pool is 612.

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

Internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand or property-specific identification. These travel intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

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

As discussed in further detail under the heading “Legal Matters” in Part II Item 1 of this report, on March 10, 2005 we filed a motion to intervene as a defendant in the lawsuit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. This matter relates to a tract of land within the Resort known as Parcel F. In April 2005, a subsequent lawsuit relating to this matter was filed. We are also a defendant in this subsequent lawsuit. In this report, we refer to the March 2005 and the April 2005 lawsuits collectively as the Land Use Lawsuits.

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While we believe that the January 6, 2006 ruling is a favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits have the right to appeal or otherwise challenge that ruling. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the Plaintiffs in the consolidated cases filed a notice of appeal.

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

On April 12, 2006, we entered into a new option agreement with AEW in which AEW grants us the option, exercisable by us in our sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the our series A preferred stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the ours Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of our exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement was executed in contemplation of an exit transaction as contemplated by the engagement letter with Houlihan Lokey.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: May 15, 2006	By:	/s/ W. Bradley Blair, II
W. Bradley Blair, II President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Scott D. Peters
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

No.	Description
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

10.1.4**	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through May 9, 2006.

No.	Description
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

No.	Description
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

No.	Description
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

10.16.3+

Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II,, dated as of March 22, 2004 (previously filed as Exhibit 10.16.3 to our company’s Annual Report on Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

No.	Description
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

10.22.1

Loan Agreement, dated as of March 18, 2004, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.1 to our company’s Annual Report on Form 10-K filed March 30, 2004, and incorporated herein by reference).

10.22.2

Mortgage Security Agreement and Fixture Filing, dated as of March 18, 2004, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.2 to our company’s Annual Report on Form 10-K filed March 30, 2004, and incorporated herein by reference).

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

No.	Description
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

No.	Description
10.35*	Option Agreement, dated May 6, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.35 to our company’s Report on Form 8-K filed May 9, 2005).

10.36*

Letter Agreement, dated November 11, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.37 to our company’s Quarterly Report on Form 10-Q filed November 14, 2005, and incorporated herein by reference).

10.37

Option Agreement, dated April 12, 2006, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.37 to our company’s Annual Report on Form 10-K filed April 17, 2006, and incorporated herein by reference).

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