Form 10-Q
period 2006-06-30
GOLF TRUST OF AMERICA INC
filed 2006-08-21
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2006
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-22091

GOLF TRUST OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	33-0724736 (I.R.S. Employer Identification Number)
10 North Adger’s Wharf, Charleston, South Carolina (Address of principal executive offices)	29401 (Zip Code)
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

                                                                                              Yes ☐  No ☒

On August 16, 2006, there were 7,317,163 common shares outstanding of the registrant’s only class of common stock. On August 16, 2006, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 49.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2006

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Quarterly Report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Westin Innisbrook Golf Resort, or Resort, and whether a sale of the Resort will occur in the contemplated time line and at a price that is approximately equivalent to its carrying value, with any certainty. Accordingly, our projections in this Quarterly Report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, in subsequent reports on Form 10-Q and in Part II, Item 1A of this Quarterly Report, each of which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF JUNE 30, 2006 (unaudited) AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(in thousands)
ASSETS
Real estate—held for sale	$55,234	$56,506
Cash and cash equivalents	5,858	2,822
Receivables—net	5,716	5,806
Other assets	4,332	4,597
Total assets	71,140	69,731
LIABILITIES
Debt	5,832	5,830
Accounts payable and other liabilities	12,942	13,080
Other obligations	10,937	11,120
Reserve for estimated costs during the period of liquidation	7,997	5,919
Total liabilities	37,708	35,949
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	57,708	55,949
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$13,432	$13,782

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,432	$14,941
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	22	473
Net interest expense	(330)	(284)
Increase in fair value of real estate	34	—
Decrease(increase) in reserve for estimated liquidation costs and capital expenditures	274	(598)
Subtotal of adjustments to liquidation reserve	—	(409)
Preferred dividend accrual	—	—
Value of common stock redeemed	—	—
Changes in net assets in liquidation	—	(409)
Net assets in liquidation, end of period	$13,432	$14,532

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,782	$15,045
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	3,520	3,620
Net interest income (expense)	(648)	(627)
Increase in fair value of real estate	374	—
Increase in reserve for estimated liquidation costs and capital expenditures	(3,596)	(3,402)
Subtotal of adjustments to liquidation reserve	(350)	(409)
Preferred dividend accrual	—	—
Value of common stock redeemed	—	(104)
Changes in net assets in liquidation	(350)	(513)
Net assets in liquidation, end of period	$13,432	$14,532

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Changes in net assets in liquidation	$(350)	$(513)
Adjustments to reconcile change in net assets in liquidation to net cash provided by operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets	3,256	3,402
Cancellation of common shares	—	104
Provision for bad debts	279	54
Non-cash interest	369	408
Other changes in operating assets and liabilities	760	(761)
Decrease in liquidation liabilities	(1,472)	(1,203)
Net cash provided by operating activities	2,842	1,491
Cash flows from investing activities:
Resort and golf course improvements	(143)	(492)
Proceeds from asset sales	1,038	—
Net cash provided by (used in) investing activities	895	(492)
Cash flows from financing activities:
Repayments on debt and capital lease obligations	(701)	(545)
Net increase in cash	3,036	454
Cash and cash equivalents, beginning of period	2,822	3,919
Cash and cash equivalents, end of period	$5,858	$4,373
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$383	$288
Non-cash transactions:
Cancellation of note receivable	$—	$99
Assets acquired through capital leases	$181	$416

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2006 and 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Plan of Liquidation and the Resort

On February 25, 2001, the Company’s board of directors adopted, and on May 22, 2001 the Company’s common and preferred stockholders approved, a plan of liquidation for the Company. The plan of liquidation contemplates the sale of all of the Company’s assets and the payment of, or provision for, the Company’s liabilities and expenses, and authorizes the Company to establish a reserve to fund the Company’s contingent liabilities. As of May 9, 2006, the Company had sold 41 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests pursuant to the plan of liquidation.

On July 15, 2004, the Company entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, and Golf Host Resorts, Inc., or our former borrower, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort, or the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations”. As a result of the settlement, the financial results of GTA-IB, the Company’s wholly owned subsidiary that now holds title to the Resort, are consolidated in the Company’s financial statements commencing July 16, 2004.

On January 21, 2005, in the interest of seeking to accelerate the completion of the Company’s liquidation, the Company engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as its exclusive financial advisor to provide financial advisory services to it in furtherance of the Company’s stockholder-approved plan of liquidation. The Company’s liquidation may occur through the sale of its assets, a merger or otherwise in order to allow it to maximize value to its stockholders. In addition, subject to appropriate approvals, the Company may pursue a recapitalization. In this Quarterly Report, the Company refers to the type of transaction discussed in the prior two sentences as an exit transaction. The initial term of Houlihan Lokey’s engagement was nine months which was subsequently extended on a month-to-month basis. Certain terms of this engagement provided that in the event of a sale of the Resort with net proceeds to us of up to $38.0 million, Houlihan Lokey would receive a transaction fee of $1.0 million of which the Company has paid $100,000. If the Company received net proceeds from $38 million up to $50 million, the transaction fee would be $1.0 million plus 3.0% of such incremental value. If the Company received net proceeds in excess of $50.0 million, the transaction fee would be the sum of $1.0 million, plus 3.0% of the value between $38 million up to $50 million, plus 5.0% of the value over $50 million.  Since an exit transaction has not occurred to date, the Company terminated its month-to-month engagement with Houlihan Lokey on June 29, 2006.  However, subject to certain terms and conditions of the engagement letter with Houlihan Lokey, the transaction fee may still be due to Houlihan Lokey if a closing of an exit transaction were to occur subject to certain terms of the engagement.

The Company’s board of directors also formed a Special Committee comprised of all three of its independent directors to consider certain matters relating to the liquidation and financial advisor services in evaluating an exit transaction. The Company continues to negotiate with prospective buyers of the Resort and related business. As of the filing date of this quarterly report, the Company has not entered into a definitive agreement for the sale of the Resort.

2.  Organization and Basis of Presentation

The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust, or REIT. As of fiscal year 2002 the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of its original third-party lessees. As of August 16, 2006, the Company owned two properties which represent six golf courses. One of these properties (2.0 golf courses) is owned and managed by the Company, while the Resort is managed by Westin. The four golf courses at the Resort are currently managed by Troon Golf, L.L.C., or Troon, through Westin. Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender. Upon the execution of the Settlement Agreement with its former borrower on July 15, 2004, the Company obtained ownership of the Resort. The Company presently holds its two properties (6.0 golf courses) in fee simple. Four of the Company’s golf courses are located in Florida and two are in South Carolina. The title to the Company’s two golf courses in South Carolina is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s Operating Partnership. The Company refers to Golf Trust of America, L.P. as its “operating partnership” or “OP” and the

Company refers to the operating partnership and itself (together with all subsidiaries) collectively as “we”, “us” or our “Company.” The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through its wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, the Company holds a 99.6 percent interest in Golf Trust of America, L.P. as of August 16, 2006. GTA GP is the sole general partner of Golf Trust of America, L.P. and owns a 0.2 percent interest therein. GTA LP is a limited partner in Golf Trust of America, L.P. and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GTA GP, GTA LP, Golf Trust of America, L.P. and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

As a result of the adoption by the Company’s board of directors of a plan of liquidation of the Company and approval of that plan by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company’s assets were adjusted to their estimated fair value and the Company’s liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of June 30, 2006 relies on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company’s other assets and liabilities under the liquidation basis of accounting are based on management’s estimates as of June 30, 2006.

For the three months ended June 30, 2006, net assets in liquidation reflects the gain of approximately $34,000 upon closing the sale of the Tierra Del Sol Country Club, the Company’s 18-hole golf property in Belen, New Mexico, offset by an increase in the provision for capital expenditures of approximately $34,000.  For the six months ended June 30, 2006,  net assets in liquidation decreased by approximately $350,000.  This decrease resulted from (a) an increase in the carrying value of Tierra Del Sol to reflect the estimated gain on the sale of Tierra Del Sol of approximately $340,000 plus (b) the additional gain realized upon the actual closing of the sale of Tierra Del Sol of approximately $34,000 offset by (x) an increase in the provision for capital expenditures of approximately $44,000, (y) legal fees of approximately $415,000 and (z) corporate operating costs of approximately $265,000 to be incurred in (i) the negotiation of an asset purchase agreement and consummation of the sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of the Company’s plan of liquidation.

The net assets of approximately $13,432,000 at June 30, 2006 would result in a liquidation distribution per share of approximately $1.85. This $1.85 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining two assets, including the Resort. These actual per share distributions that we make to the holders of the Company’s common stock could be materially lower than the Company currently estimates due to factors such as (i) the timing of any sale of the properties, (ii) the performance of the underlying assets, and (iii) a change in the underlying assumptions of the cash flow amount projected. The $1.85 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. A total 85,000 shares of common stock pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to its holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be canceled.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations. These costs are estimates and are expected to be paid out over the liquidation period which contemplates an anticipated sale of the Resort by December 31, 2006 and, if the Company deems appropriate, the transfer of our remaining assets to a liquidating trust within a reasonable period thereafter. The Company can provide no assurance that those dates will be met.  As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The Company has also accrued the projected operating results of the Resort and the other  property that the Company owns and manages through the projected remaining holding period of December 31, 2006. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, the conclusion of the Company’s negotiations with AEW (discussed below) and any change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

Based upon the Company’s current negotiations with AEW, the holder of all of the Company’s series A preferred stock, regarding the terms of an amendment of an existing agreement or a new agreement which will allow the Company to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less.   As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters.  Further, the carrying amount of the preferred stock remains at $20 million on the Company’s statement of net assets, consistent with the redemption amount in the prior letter agreement with AEW. In the event that either the Company is unable to reach an agreement with AEW, or the Company is unable to exercise any repurchase right and close the repurchase under any agreement the Company may reach with AEW, the Company may be required to pay AEW all or a portion of the preferred dividends for which the Company has not recorded a liability, reducing its liquidating distributions to holders of its common stock.  These preferred dividends would reduce the net assets available to stockholders in liquidation, and, correspondingly, the estimated liquidation distribution per share.  See notes 9 and 10 for further discussion

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve) (unaudited):

			Increases in the Liquidation Reserve
			Operating
	January 1,	Transfers and	Income		June 30,
	2006	Payments	and Interest	Adjustments	2006

Severance	$1,847,000	$(3,000)	$—	$—	$1,844,000
Professional fees	1,565,000	(1,233,000)	—	415,000	747,000
Financial advisor fees	911,000	(14,000)	—	—	897,000
Capital expenditures	26,000	(46,000)	—	44,000	44,000
Other	1,570,000	(222,000)	2,872,000	265,000	4,465,000
Total	$5,919,000	$(1,518,000)	$2,872,000	$724,000	$7,997,000

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

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of the Company are summarized and reflected in the table below:

	For the three months ended June 30,
	2006	2005
Revenues
Revenue from Resort and managed golf course operations	$13,155,000	$12,082,000
Expenses
General and administrative	248,000	251,000
Direct expenses from Resort and managed golf course operations	12,885,000	11,358,000
Total operating expenses	13,133,000	11,609,000
Operating income	22,000	473,000
Interest expense—net	(330,000)	(284,000)
Operating (loss) income and interest expense—net	$(308,000)	$189,000

	For the six months ended June 30,
	2006	2005
Revenues
Revenue from Resort and managed golf course operations	$31,161,000	$28,509,000
Expenses
General and administrative	500,000	531,000
Direct expenses from Resort and managed golf course operations	27,142,000	24,358,000
Total operating expenses	27,642,000	24,889,000
Operating income	3,519,000	3,620,000
Interest expense—net	(648,000)	(627,000)
Operating income and interest expense—net	$2,871,000	$2,993,000

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2006 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. The Company’s management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and the Company filed a motion on behalf of the Company (together with the Company’s executive officers, the GTA Defendants) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint.  The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA Defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA Defendants additional time to serve their answer. On November 4, 2004, the Company filed its answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA Defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. The scheduling order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. There is as yet no settlement. While the Company remains open to the possibility of settlement on the basis of mutual dismissals, the Company also intends on meeting its deadlines and litigating vigorously. To that end, before the deadline for doing so, the Company filed and served its motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted to do so, either with respect to their own claims or to the Company’s counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA Defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. GTA Defendants filed a reply thereto.  On July 7, 2006, the plaintiff moved for summary judgment on GTA Defendants’ counterclaims, to which GTA Defendants responded with a motion to strike on grounds of gross untimeliness.  The Court decided not to dismiss the complaint on Rule 12 grounds, but has requested that the December 23, 2005 motions be refiled, and has granted leave to refile, as a motion on the Rule 56 summary judgment grounds to facilitate the Court’s consideration of the motion.  The GTA Defendants filed an amended motion for summary judgment on August 10, 2006.  The court has determined that the trial date for this matter will not occur before October 1, 2006.  At this time, the Company is unable to assess the likely outcome of this litigation.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against the Company based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that the Company has breached certain representations related to the storm water permit issued at the property and that the Company failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. The Company’s counsel estimates the plaintiffs’ claims to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2006, the Company filed a motion for partial summary judgment. On March 31, 2006, the Company received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing was expected to be scheduled in May 2006 on this motion for partial summary judgment. The Company asked the Court to enter summary judgment on the alleged fraud and tortuous interference claims. Subsequently, a settlement, effective June 8, 2006, was reached at mediation, which provides, among other things, that the defendants pay the plaintiff $62,500.  This settlement agreement was executed and the settlement amount paid on August 11, 2006.  The Company is currently awaiting the filing of the joint notice of voluntary dismissal with prejudice of the Plaintiff’s amended complaint and the Company’s counterclaims which it expects will occur by August 31, 2006.

Land Use Lawsuits

On March 10, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit.” The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort and owned by GHR. The plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs’ complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. In this report the Company refers to this matter as the  “Subsequent Land Use Lawsuit.”  The Subsequent Land Use Lawsuit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 the Company has filed our Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, the Company has filed an Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting on December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs’ in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on certain counts of the Third Amended Complaint as to some, but not all, of the Plaintiffs in the Initial Land Use Lawsuit.

The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the plaintiffs’ Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case would not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

In addition, the plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005.

As an intervenor in the Initial Land Use Lawsuit, the Company will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property, in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. The Company refers to these two matters as the “Land Use Lawsuits.”

From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, the court heard final arguments and rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both Land Use Lawsuits. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  There have been no material actions taken on this case since that date.

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

Westin and Troon Management Fees

The July 15, 2004 Management Agreement between the Company’s subsidiary, GTA-IB, LLC and Westin provides that Westin will manage the Resort for a fee equal to 2.2% of gross revenue of the Resort. Contemporaneously with the signing of that Management Agreement, Westin, and GTA-IB, LLC for limited purposes described in the contract, entered into a management contract with Troon which provides that Troon shall manage the golf facilities of the Resort for a fee, paid by the GTA-IB, LLC, equal to 2% of gross golf revenue. These agreements also provide for the opportunity for Westin and Troon to earn supplemental fees based on financial performance metrics. The Management Agreement with Westin has a termination date of December 31, 2017. See Note 10, Subsequent Events, for recent update on the Management Agreement with Westin. Troon’s contract with Westin has a termination date of July 15, 2009.

Refundable Initiation Fees

Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on the Company’s books at June 30, 2006 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

5.  Receivables—net

Receivables—net consists of the following:

	June 30, 2006	December 31, 2005
	(Liquidation Basis)
Notes receivable taken in sale of asset	$3,407,000	$2,326,000
Member, trade and other miscellaneous receivables	2,309,000	3,480,000
Total	$5,716,000	$5,806,000

The notes receivable represent (a) the $2.5 million note the Company received from the buyer of the Eagle Ridge Inn & Resort and any accrued interest on that note, less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity which is February 1, 2007, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower’s payment of the balance of the note, subject to certain prepayment prohibitions) and (b) the $1.063 million note the Company received from the buyer of the Tierra Del Sol Country Club, plus accrued interest.  See Note 10, Subsequent Events, for recent update on the Tierra Del Sol note.

6.  Debt

	June 30, 2006	December 31, 2005
Revolving line of credit	$4,100,000	$4,100,000
Note payable	799,000	769,000
Capital lease obligations	933,000	961,000
Total	$5,832,000	$5,830,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. At June 30, 2006, the Company was in compliance with the debt service coverage ratio covenant.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate continues to be the prime rate (8.25% per annum at June 30, 2006) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line.  In addition, the Company will pay to Textron a fee of 0.25% per annum of the unused balance of this line of credit.

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

Note Payable

In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2,000,000 loan to the Company in the form of two promissory notes, known as Promissory Note A and Promissory Note B.  Promissory Note B was repaid pursuant to it terms in September 2004, but Promissory Note A remains outstanding. Pursuant to the Company’s agreement with Elk Funding, these loans were to fund the Resort’s current working capital needs. Promissory Note A is a non-recourse loan in the original principal amount of $700,000, and the Company’s obligations under that note are collateralized by a security interest in the Company’s portion of the net proceeds from the ultimate sale of Parcel F. Interest accrues on the unpaid balance of Promissory Note A at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest under Promissory Note A will be immediately due and payable. There are no specific financial reporting covenants in Promissory Note A or the related loan documents.

Capital Lease Obligations

At June 30, 2006, the Company had capital lease agreements for certain golf course and other Resort equipment. These lease agreements expire at various dates through 2009.

7.  Accounts payable and other liabilities

Accounts payable and other liabilities consist of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$5,291,000	$5,208,000
Accrued payroll	1,410,000	1,701,000
Accrued expenses	2,342,000	2,201,000
Deferred revenue and deposits	3,899,000	3,970,000
Total	$12,942,000	$13,080,000

8.  Investment in Resort and related obligations

Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	June 30, 2006	December 31, 2005
Assets
Current assets	$8,434,000	$6,491,000
Real estate and Resort assets	50,854,000	50,626,000
Other assets	2,471,000	2,647,000
Total assets	61,759,000	59,764,000
Liabilities
Accounts payable and accrued expenses	7,937,000	8,862,000
Long term refurbishment	4,464,000	4,647,000
Capital lease obligations	933,000	961,000
Westin Termination Fee	5,673,000	5,673,000
Troon Supplemental Fee	800,000	800,000
Note Payable collateralized by Resort assets (Note 6)	799,000	769,000
Reserve/adjustment for projected operating results through the contemplated holding period (Note 2)	2,310,000	(824,000)
Total liabilities	22,916,000	20,888,000
Net investment in subsidiary	38,843,000	38,876,000
Write-down to estimated value	(2,421,000)	(2,421,000)
Net investment in subsidiary adjusted for write-down	$36,422,000	$36,455,000

The decrease in the Company’s net investment in its subsidiary from December 31, 2005 to June 30, 2006 is due to the operating performance of the Resort for the six months ended June 30, 2006.  The first quarter of the year is typically the most profitable quarter of the Resort’s fiscal year, so typically the reserve created by the performance in the first quarter is absorbed by the end of the third quarter.  As more fully described in Note 2, at June 30, 2006, the Company has recorded a reserve of $2,310,000 to reflect the estimated operating results during the remaining contemplated holding period.

Master Lease Refurbishment Obligation

In connection with taking control of the Resort effective July 16, 2004, the Company recorded a liability to recognize its obligations under the Master Lease Agreement, or MLA, refurbishment program.  This program entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and is paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009.  In addition, the Company’s subsidiary, GTA IB, LLC, agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. The Company refers to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. As of June 30, 2006, the Company estimates the settlement value of this liability upon sale of the Resort to be $4,463,000.

Minimum principal payments on the refurbishment program are as follows:

Year	Amount
July 1 — December 31, 2006	$532,000
2007	1,417,000
2008	1,781,000
2009	2,140,000
2010	18,000
Thereafter	50,000
Total	$5,938,000

Westin Termination Fee

The Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a termination fee. This fee is reduced by $365 (three hundred sixty-five dollars) per day  for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. The estimated settlement value of this liability upon sale of the Resort is approximately $5,673,000 as of June 30, 2006.  See Note 10, Subsequent Events, for an update regarding Westin’s allegations that GTA-IB, LLC is in default of its obligations under the Management Agreement.

Troon Supplemental Fee

The facility Management Agreement that Westin executed with Troon was effective as of July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000 for outstanding management fees prior to July 15, 2004.

9.  Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

On April 2, 1999, the Company completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or series A preferred stock, at a price of $25.00 per share.  All shares of series A preferred stock were sold to AEW Targeted Securities Fund, L.P., or AEW. The series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into the Company’s common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. The Company contributed the net proceeds to the Company’s operating partnership in exchange for 800,000 series A preferred OP units with analogous terms.

Aggregate series A preferred stock dividends accrued, until July 20, 2003, at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). As of June 30, 2006, the Company had not paid twenty quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2005). Under the Company’s series A charter document, because the Company has at least six quarters of unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to the Company’s board of directors at its annual meeting that was held on November 17, 2003, whose terms as directors would continue until the Company fully pays all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of the Company’s charter and the voting agreement.

On February 22, 2001, the Company entered into a voting agreement with AEW, which continues to hold all shares of the series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required the Company to redeem all of the shares of series A preferred stock (for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment) promptly after the Company determines in good faith that it has received sufficient net proceeds from the disposition of the Company’s assets and/or operations to redeem all of the preferred shares without violating any legal or contractual obligations.

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

On May 6, 2005, the Company executed an option agreement with AEW which granted the Company the right to repurchase all 800,000 shares of the Company’s series A preferred stock held by AEW at a fixed price.   AEW and the Company have entered into a series of agreements granting the Company the right to repurchase AEW’s preferred stock, each of which has expired by its terms.  In particular, on April 12, 2006  the Company entered into a new option agreement with AEW.  In this option agreement AEW granted the Company the option, exercisable by the Company in its sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the Company’s series A preferred stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company’s exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock was only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement expired on June 30, 2006 pursuant to its terms.  See Note 10 for further discussion.

10.  Subsequent Events

The Company is currently negotiating with AEW the terms of an amendment of an existing agreement or a new agreement which will allow the Company to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less.  The Company anticipates that the terms of any agreement that it may enter with AEW would include, among other terms and conditions, a provision that all or a portion of its obligations to AEW are secured by the Resort, which the Company believes provides AEW with more favorable remedies against it than AEW currently possesses.

As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets for the quarter ended June 30, 2006 either (i) a liability of $11,164,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to June 30, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.   Further, the carrying amount of the preferred shares remains at $20 million on the accompanying statement of net assets; however, absent either an agreement by a third party to assume all or a portion of the Company’s accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of the Company’s preferred dividend obligations, (neither of which have occurred), the Company will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends.  Any preferred dividends which the Company is required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share.  If the Company were required to pay to AEW dividends accrued through As of June 30, 2006,, the Company’s liquidating distributions would be reduced by $1.52 per common share or OP unit of the Operating Partnership outstanding on that date.

At the present time, the Company has not yet executed a binding agreement with AEW.  There are no assurances that the Company will successfully execute such an agreement with AEW, or that the terms of any agreement that the Company may execute with AEW will not be more onerous to the Company than the Company currently anticipates.  Further, even if the Company is able to execute an agreement with AEW which permits the Company to repurchase the series A preferred stock at $20 million or less, the Company may be unable to negotiate a financing arrangement through its existing lender relationships or otherwise procure sufficient funding to permit it to exercise that repurchase right and close the repurchase prior to its expiration.  In the event that the Company executes an agreement with AEW and it is unable to repurchase AEW’s series A preferred stock in accordance with the terms of that agreement, in addition to the requirement that the Company pay accrued dividends to AEW, the Company expects that the agreement also would subject the Company to penalties or grant AEW additional rights with respect to the Company and its remaining assets which will be prejudicial to the Company and its assets.

On July 31, 2006, the purchaser of the Tierra Del Sol Country Club repaid to the Company the principal and interest due from the purchaser under the terms of the $1.063 million note receivable issued to the Company in connection with the sale.   On August 2, 2006, upon receipt of these funds, the Company paid approximately $183,000 to satisfy in full the Company’s final obligation under the Agreement for Marketing and Joint Sale of Tierra Del Sol.

On July 10, 2006, GTA-IB, LLC and the Company received a notice of default from Westin.  The default notice related to GTA-IB, LLC’s alleged failure to provide certain requested funding to the Resort.  Westin’s notice alleged, among other things, that if GTA-IB, LLC failed to cure the default by August 1, 2006, then Westin would have the right to (i) terminate the Management Agreement on not less than five (5) days notice and (ii) pursue available remedies following an event of default.  The Company has contested, and continues to contest, the defaults that Westin claims that the Company and GTA-IB, LLC have committed, including the defaults alleged by Westin in the notice of default and related correspondence from Westin.  Moreover, the Company  believes that if a third party determines that the Company or GTA-IB, LLC has not complied with all of the obligations under the Management Agreement, it is in part because of Westin’s non-compliance with its obligations thereunder.

The Management Agreement provides that the Company shall pay to Westin, subject to the terms of the Management Agreement, a termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  See note 8 for the carrying value of the Westin termination fee as of June 30, 2006.  The Company has not received from Westin a notice of termination of the Management Agreement.  The parties mutually agreed upon a process to seek to negotiate a resolution of each party’s respective claims.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2006 and 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of August 16, 2006, we own two properties, held by us in fee simple.  These two properties represent six golf courses. Two of the six golf courses are managed by us and four (namely, the golf courses at the Resort) are managed by Westin pursuant to our Management Agreement with Westin, or the Management Agreement. Four of our golf courses are located in Florida and two are located in South Carolina. Golf Trust of America, L.P., a Delaware limited partnership holds title to the golf courses which are located in South Carolina. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is 100% owned by our operating partnership, Golf Trust of America, L.P. In this Quarterly Report, we refer to Golf Trust of America, L.P. as “our operating partnership” or “OP,” and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as “we,” “us” or “our company”. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held a 99.6 percent interest in our operating partnership as of August 16, 2006. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.4 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis as of August 16, 2006.

Significant Events since the filing of our Quarterly Report on Form 10-Q on May 15, 2006

Significant events occurring since May 15, 2006 (the filing date of our quarterly report on Form 10-Q) include:

•                                          On July 31, 2006, the buyer of the Tierra Del Sol Country Club paid the Company’s $1.063 million note receivable taken in connection with the sale.  In connection with the collection of this note, on August 2, 2006, the Company paid from these proceeds its final obligation under the Joint Marketing Agreement for the Sale of Tierra Del Sol of approximately $183,000.

•                                          As discussed in greater detail below, we failed to cure the defaults that Westin alleges that we have made under the Management Agreement by the stated expiration date of the cure period.  In the event that we are in default under the Management Agreement as Westin alleges, Westin has the right to terminate that agreement on five days notice and we will be required to pay to Westin a termination fee. This termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  As of August 16, 2006, the termination fee that would be due would be approximately $5,622,000.  We have not received from Westin a notice of termination of the management agreement. The parties have mutually agreed upon a process to seek to negotiate a resolution of each party’s respective claims which is currently ongoing.

•                                          We are currently negotiating with AEW,  the holder of all of our series A preferred stock, the terms of an amendment of an existing agreement or a new agreement which will allow us to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less. As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters.  In the event that either we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to holders of our common stock.  See further discussion in Notes 9 and 10 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report and below  in Part II, Item IA of this Quarterly Report under the caption “Risk Factors.”

Assets held for sale

The following chart identifies each of our unsold properties as of August 16, 2006:

Property	Location	Number of Golf Courses
The Resort	Palm Harbor, FL	4
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2
Total		6

As of August 16, 2006, we have not entered into any binding agreements with prospective purchasers of the foregoing assets.

The Resort

Status of the Sale of the Resort

We terminated our month-to-month engagement with Houlihan Lokey on June 29, 2006 because an exit transaction had not occurred.  Even though we terminated our engagement letter with Houlihan Lokey, subject to certain terms and conditions of that agreement, the transaction fee may still be due to Houlihan Lokey if a closing of an exit transaction were to occur subject to certain terms of the engagement.  We continue to market the Resort for sale on our own behalf. As of the date of this report, a definitive agreement for the purchase of the Resort has not been executed.

See further discussion below  in Part II, Item IA of this Quarterly Report under the caption “Risk Factors.”

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

Rental Pool

In connection with the Settlement Agreement, we assumed control and operation of the Resort Rental Pool Lease Operation at the Resort. Approximately half of the condominium owners at the Resort provide their units as resort accommodations under rental pool lease agreements. We refer to this arrangement as the Rental Pool.  We are the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners. Accordingly, we do not bear the expense of certain operating and financing costs of the rental units. However, we do bear the expense of all other operating aspects of the Resort.

The condominium owners at the Resort have established an Association of Condominium Owners, or the Association, to administer and maintain certain of the common areas of the Resort and to conduct the business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the Association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) expended in the refurbishment of the condominium units by the condominium owners. As reflected in the table below, this amount will be reimbursed to participating condominium owners (or any parties to whom the participating condominium owners transfer their condominium units) over the five-year period beginning in 2005. In addition, we, through GTA-IB, LLC, agreed to provide refurbishment reimbursement for units placed into the Rental Pool after January 1, 2005 and before December 31, 2005 at a level of 25% of the condominium owner’s investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability accrues at a rate of 2.5% per annum and is paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through December 31, 2012. As of June 30, 2006, the estimated settlement value of the refurbishment liability upon sale of the Resort is $4,463,000.

The reimbursement due to the owner of each unit is contingent on the unit remaining in the rental pool from the time of the refurbishment of such unit until the end of the reimbursement period (2009 or 2012, as applicable). If the unit does not remain in the pool during the applicable reimbursement period, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

As of August 16, 2006, 612 units were participating in the Rental Pool. Minimum undiscounted principal and interest payments on the refurbishment program are as follows:

Year	Principal	Interest
July 1 — December 31, 2006	$532,000	$141,000
2007	1,417,000	233,000
2008	1,781,000	153,000
2009	2,140,000	55,000
2010	18,000	1,000
Thereafter	50,000	1,000
Total	$5,938,000	$584,000

Application of Critical Accounting Policies

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc. excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on From 10-Q. The results of operations for the Resort are discussed separately below under the caption “Resort results of operations for the three and six months ended June 30, 2006 and 2005.” Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2005 filed on April 17, 2006 for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the three and six months ended June 30, 2006 is summarized in Note 2 to our condensed consolidated financial statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2006 to June 30, 2006

For the three months ended June 30, 2006, net assets in liquidation reflects approximately $34,000 in additional realized gain upon closing the sale of Tierra Del Sol offset by an increase in the provision for projected capital expenditures of approximately $34,000.

For the six months ended June 30, 2006, net assets in liquidation decreased by $350,000 during the period from January 1, 2006 to June 30, 2006. Operating income was $2,872,000 and included (i) the net income from our properties (primarily the Resort) and (ii) net interest expense on corporate and property-specific debt. We closed on the sale of Tierra Del Sol Country Club on May 9, 2006 and recognized a gain of approximately $374,000 ($340,000 of this total gain was recorded as an increase to the carrying value of our assets in the three months ended March 31, 2006). There were no other adjustments to the estimated fair value attributed to the remaining properties held for sale at March 31, 2006.  The reserve for estimated liquidation costs and projected capital expenditures increased by approximately $3,596,000 due primarily to the accrual of anticipated operating results and projected capital expenditures of the Resort, our other golf course assets and the corporate operations through the anticipated holding period of our remaining assets and conclusion of our plan of liquidation.  Also contributing to the increase in the reserve for estimated liquidation costs and projected capital expenditures was an increase of approximately $415,000 in the provision for legal fees that we expect to be incur in connection with (i) the negotiation of an asset purchase agreement and consummation of the sale of the Resort, (ii) litigating the proceedings to which we are currently a party and (iii) the administrative conclusion of our plan of liquidation.

For the three months ended June 30, 2006, net assets in liquidation reflects the gain of approximately $34,000 upon closing the sale of Tierra Del Sol, offset by an increase in the provision for capital expenditures of approximately $34,000.  For the six months ended June 30, 2006,  net assets in liquidation decreased by approximately $350,000.  This decrease resulted from (a) an increase in the carrying value of Tierra Del Sol to reflect the estimated gain on the sale of Tierra Del Sol of approximately $340,000 plus (b) the additional gain realized upon the actual closing of the sale of Tierra Del Sol of approximately $34,000 offset by (x) an increase in the provision for capital expenditures of approximately $44,000, (y) legal fees of approximately $415,000 and (z) corporate operating costs of approximately $265,000 to be incurred in (i) the negotiation of an asset purchase agreement and consummation of the sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of the Company’s plan of liquidation.

Our net assets in liquidation of approximately $13,432,000 at June 30, 2006 would result in a liquidation distribution per share of approximately $1.85. This $1.85 estimate for the liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our two remaining assets, including the Resort. These actual per share distributions that we make to the holders of our common stock could be materially lower than we currently estimate due to factors such as (i) the timing of any sale of the properties, (ii) the performance of the underlying assets, and (iii) a change in the underlying assumptions of the cash flow amount projected. The $1.85 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,353,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets. A total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to its holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be canceled.

Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Revenue from Resort and managed golf course operations	$13,155	12,082	$31,161	28,509
Expenses
General and administrative	248	251	500	531
Direct expenses from Resort and managed golf course operations	12,885	11,358	27,142	24,358
Total operating expenses	13,133	11,609	27,642	24,889
Operating income	22	473	3,519	3,620
Interest expense—net	(330)	(284)	(648)	(627)
Operating (loss) income	($308)	$189	$2,871	$2,993

Resort results of operations for the three and six months ended June 30, 2006 and 2005 (in thousands except for utilization statistics and percentages)
              Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which stand-alone hotels located in downtown metropolitan areas would appeal. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf, guests who purchase golf packages and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue and fewer room nights during the first six months of 2006 than during the corresponding period in 2005. We believe that the increase in realized revenue resulted when continuing sales and marketing efforts directed towards attracting group and transient guests and a continued focus on sales of golf packages and golf memberships at the Resort, offset the revenue lost due to the reduction in room nights.  During the six months ended June 30, 2006, each of these market segments produced a greater aggregate spending level per room night as compared to the six months ended June 30, 2005.  While overall room nights and golf rounds were down 10.9% and 7.2%, respectively, during the first six months of 2006 as compared to the same period of 2005, overall gross revenue per room night increased by $70.86 to $494.11.  The fluctuation is discussed in further detail below.

The following table shows utilization of the Resort facilities broken into facility type, results of operations and selected Rental Pool statistical data during the three and six month period ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	53,108	54,489	(1,381)	(2.5)%	104,175	106,647	(2,472)	(2.3)%
Actual room nights
Group.	14,768	16,640	(1,872)	(11.3)%	37,861	37,769	92	0.2%
Transient	8,650	11,779	(3,129)	(26.6)%	17,333	24,147	(6,814)	(28.2)%
Total room nights	23,418	28,419	(5,001)	(17.6)%	55,194	61,916	(6,722)	(10.9)%
Food and beverage meals	96,548	107,630	(11,082)	(10.3)%	255,257	250,647	4,610	1.8%
Golf rounds
Resort guests.	20,290	24,023	(3,733)	(15.5)%	43,711	49,396	(5,685)	(11.5)%
Member/guests	8,711	9,363	(652)	(6.9)%	21,569	20,945	624	2.9%
Total golf rounds	29,001	33,386	(4,385)	(13.1)%	65,280	70,341	(5,061)	(7.2)%

	Three Months Ended June 30				Six Months Ended June 30
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$3,444	$3,452	$(8)	(.2)%	$9,289	$8,733	$556	6.4%
Food and beverage	2,686	2,816	(130)	(4.6)%	7,818	7,060	758	10.7%
Golf	3,527	3,392	135	4.0%	8,616	8,058	558	6.9%
Other	602	1,064	(462)	(43.4)%	1,549	2,354	(805)	(34.2)%
Total revenues	10,259	10,724	(465)	(4.3)%	27,272	26,205	1,067	4.1%
Expenses
Hotel	2,843	3,030	(187)	(6.2)%	6,950	6,915	35.5%
Food and beverage	1,878	1,968	(90)	(4.6)%	5,011	4,578	433	9.5%
Golf	1,911	1,823	88	4.8%	3,767	3,662	105	2.9%
Other	2,540	2,621	(81)	(3.1)%	5,377	5,143	234	4.5%
General and administrative	1,410	1,067	343	32.1%	3,152	2,670	482	18.0%
Depreciation and amortization	533	537	(4)	(.7)%	1,024	1,335	(311)	(23.3)%
Total expenses	11,115	11,046	69.6%		25,281	24,303	978	4.0%
Operating income	(856)	(322)	(534)	(165.8)	1,991	1,902	89	4.7%
Interest expense, net	370	375	(5)	(1.3)	743	814	(71)	(8.7)%
Net (loss) income	$(1,226)	$(697)	$(529)	(75.9)%	$1,248	$1,088	$160	14.7%

Selected Rental Pool statistical data:
Average daily distribution	$22.65	$22.70	$(.05)	(0.2)%	$31.17	$29.40	$1.77	6.0%
Average room rate	$147.04	$121.46	$25.58	21.1%	$168.29	$141.04	$27.25	19.3%
Occupancy percentage	44.1%	52.2%	(8.10)%			53.0%	58.1%	(5.1)%
Average number of available units	584	589	(5)	(.8)%	576	589	(13)	(2.2)%

Three months ended June 30, 2006 and 2005.

During the three months ended June 30, 2006, there were 5,001, or 17.6%, fewer occupied room nights as compared to the three months ended June 30, 2005.  There were 3,129 fewer transient room nights and 1,872 less group room nights during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked 24 hours or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the first three months of June 30, 2005, a significant number of transient rooms were attributable to the actualization of golf packages at the Resort.  Management believes that transient room nights were lower in the three months ended June 30, 2006 than in the corresponding period in 2005, due primarily to warmer weather conditions in the northern states during the period.  In particular, the spring months were much warmer in the northern states during the three months ended June 30, 2006 than in the corresponding period of 2005, and as a result we believe transient guests and golf package guests were less motivated to visit the southern states.  This, in turn, resulted in a decline in the transient business in the three months ended June 30, 2006.

The effect of the decline in occupied room nights on revenues during the three months ended June 30, 2006 was mitigated by improved average room rates and ancillary spending patterns of the guests, coupled with increases in banquet and catering sales. Total revenue for the Resort was $465,000 less during the three months ended June 30, 2006 than in the same period of 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights in three months ended June 30, 2006 as compared to same period of 2005.  During the same periods, the average room rate increased from $121.46 in 2005 to $147.06 in 2006.  Aggregate spending per room night during the three months ended June 30, 2006 was $438.08, as compared to $377.35 for the same period in 2005.   The most significant decrease in revenues at the Resort during the three months ended June 30 2006 occurred in the Other department. Revenues attributable to that category for the three months ended June 30, 2006 decreased by approximately $462,000, or 43.4%, as compared to the same period in 2005. Other Revenue decreased primarily because the Resort no longer charges a resort fee.  Food and Beverage revenues decreased by approximately $130,000, or 4.6%, as a result of 11,082, or 10.3%, fewer meals (covers) served as compared to the three months ended June 30, 2005.   This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and room service, with a combined decrease of approximately 8,762 covers. Covers attributed to the Resort’s casual restaurants and pool service also decreased by approximately 2,320. Although the aggregate number of covers decreased, revenue per cover increased by $1.64, or from $26.17 to $27.81.  The combination of decreased number of covers and increased revenue per cover produced the $130,000 negative variance for the period ended June 30, 2006 versus June 30, 2005.  Golf revenue increased by approximately $135,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the quarter ended June 30, 2006 averaged $121.62 per round, as compared to $101.60 per round for the comparative period in 2005.  Although in the aggregate golf rounds were down by 4,385, golf revenues were higher as a result of the capture of increased greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributed to 3,733 fewer rounds played by the Resort’s transient guests, including packages, coupled with an aggregate decrease of 652 rounds played by Resort members.  The number of total golf rounds played in the three months ended June 30, 2006 was 29,001, compared to 33,386 rounds played in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights.

Consistent with past periods, we continue to monitor total operating expenses in an attempt to insure that the Westin controls expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $73,000, or 0.7%, for the three months ended June 30, 2006 as compared to the corresponding period in the prior year.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $533,000 and $537,000 for the three months ended June 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $370,000 and $375,000 for the three months ended June 30, 2006 and 2005, respectively, and reflects amortization of the discount of (i) our Rental Pool refurbishment liability, (ii) our long-term liability to Westin and (iii) our long-term liability to Troon. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is non-interest bearing.

The net loss for the three months ended June 30, 2006 was approximately $1,226,000, compared to a net loss for the three months ended June 30, 2005 of approximately $697,000.

During the three months ended June 30, 2006, approximately $292,000 of the capital reserve funds were disbursed. Of those disbursed funds, $212,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Six months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006, there were 6,722, or 10.9%, fewer occupied room nights than there were for the six months ended June 30, 2005.  During the six months ended June 30, 2006, there were 6,814 fewer transient room nights and 92 greater group room nights, resulting in an aggregate of 6,722 fewer occupied room nights as compared to the same period of the prior year. The decrease in transient room nights could be attributed to the mild weather in the winter and spring months experienced during 2006 in the northern states.  Because the winter and spring months were much warmer in the northern states during 2006 than in 2005, we believe that transient guests and golf package guests were less inclined to visit the southern states.  We believe that this, in turn, resulted in reduced transient business during the six months ended June 30, 2006.

The decline in the occupied room nights during the six months ended June 30, 2006 was offset by improved average room rates and ancillary spending patterns of the Resort’s guests, coupled with increases in banquet and catering sales. Total revenue for the Resort was $1,067,000 greater during the six months ended June 30, 2006 than in the six months ended June 30, 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, offset the reduction in gross revenue that resulted from the lower number of room night in the six months ended June 30, 2006 as compared to the same period of 2005.  The average room rate increased from $141.04 in 2005 to $168.29 in 2006.  Aggregate spending per room night during the six months ended June 30, 2006 was $494.11, as compared to $423.30 during the same period in 2005.   The most significant increase in revenues at the Resort during the six months ended June 30, 2006 occurred in the Food and Beverage department. Revenues of that department increased by approximately $758,000, or 10.7%, for the six months ended June 30, 2006, as compared to the same period in 2005.  Overall food and beverage revenues increased as the food and beverage total covers (meals) increased by 4,610.  This net increase in covers served was primarily attributed to the Resort’s banquets, catering, room service and pool service with a combined increase of approximately 9,149 covers. Covers attributed to the Resort’s casual restaurants decreased by approximately 4,539 covers. This reduction of restaurant covers is reflective of the reduced transient room nights noted above.  Food and Beverage revenue per cover increased from $28.17 during the six months ended June 30, 2005 to $30.63 for the six months ended June 30, 2006, or 8.7% per cover.  Golf revenue increased by approximately $558,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the six months ended June 30, 2006 averaged $131.99 per round, as compared to $114.56 per round for the comparative period in 2005, while the number of rounds played decreased for the period.   In the aggregate, while there were 5,061, or 7.2%, fewer golf rounds, revenues were higher as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributable to 5,686 fewer rounds played by the Resort’s transient guests, including packages, offset by an increase of 625 rounds played by Resort members.  The number of total golf rounds played in the six months ended June 30, 2006 was 65,280, as compared to 70,341 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests in the six months ended June 30, 2006 as compared to the same period in 2005 were offset by a decrease in Other Revenue of approximately $805,000.  Other Revenue decreased primarily because the Resort no longer charges a resort fee.

Consistent with past periods, we continue to monitor total operating expenses in an attempt to insure that the Westin controls expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand.  Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,289,000, or 5.0%, for the six month period ended June 30, 2006 as compared to the corresponding period in the prior year. This increase of 5.0% is primarily attributable to the increase in total operating revenue of approximately 4.1% during the six-month comparative period.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $1,024,000 and $1,335,000 for the six months ended June 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $743,000, and $814,000 for the six months ended June 30, 2006 and 2005, respectively, and reflect amortization of the discount on (i) our Rental Pool refurbishment liability, (ii) our long-term liability to Westin and (iii) our long-term liability to Troon.  The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is now non-interest bearing.

The net income for the six months ended June 30, 2006 was approximately $1,248,000, compared to a net income for the six months ended June 30, 2005 of approximately $1,088,000.

During the six months ended June 30, 2006, approximately $518,000 of the capital reserve funds were disbursed. Of those disbursed funds, $418,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf carts, golf course equipment, telephone and cable equipment and the balance was for various capital improvement projects and replacements throughout the Resort.

The preceding information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as “suggests,” “believe,” “expect,” “hope” or “may” or other similar words. Although we believe that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements.

Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests’ vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

Liquidity and Capital Resources

Our only sources of cash flow (other than the net proceeds from asset sales from time to time) are the monthly interest income we receive on a note receivable (approximately $26,000 per month), a distribution of net operating income from the one remaining golf property that we own and manage and profitable operations of the Resort, if any. We discuss the Resort’s cash position below. As a result of our need for liquidity, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20.   At June 30, 2006, we were in compliance with the debt service coverage ratio covenant.

Subject to certain conditions, a buyer of Stonehenge may assume this loan pursuant to the loan assumption provisions in the amendment. We paid a one-time commitment fee to Textron of $42,000, which represents 2% of the new funds approved to obtain the increase in this credit line.  In addition, we will pay to Textron a fee of 0.25% per annum of the unused balance of the available line. As of the date of this report, we have drawn down a total of $4,100,000 on the line of credit.  Subject to our satisfaction of the applicable terms, conditions and covenants of this loan, there is $100,000 available that could be drawn under this loan.

As of June 30, 2006, the Resort has a working capital deficit of approximately $5,372,000.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee and related deferred management fees from long term to short term obligations.  The reclassified termination fee and deferred management fees are approximately $5,628,000 in the aggregate as of June 30, 2006.   See further discussion in Note 10 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.  Before this reclassification, the Resort had working capital of approximately $256,000.  The Resort’s  member deficit at June 30, 2006 is $7,241,000. The Resort reported net income of approximately $1,248,000 for the six months ended June 30, 2006.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the east coast in 2005,  negatively impacted revenues for the Resort in the late summer-early fall season of 2005 as groups and guests were hesitant to book reservations on the East Coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of 2006 and subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its profitable operations, if any. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall of approximately $750,000 in the aggregate is likely to occur at some point in the fourth quarter of 2006.  Further, if or when the Westin Management Agreement terminates, we would be required to replace certain components of the technological infrastructure of the Resort which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million.  The Resort’s credit capacity is limited. We continue to work diligently with the Resort’s management team to identify opportunities to improve the cash flow situation at the Resort. Further, we continue to seek a buyer for the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000 and $650,000 in July 2004, September 2005 and November 2005, respectively. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may experience severe liquidity problems.

While we continue to contest Westin’s allegations that we have defaulted in our obligations under the Management Agreement, Westin’s delivery to us of Westin Notices increases the likelihood that Westin may terminate the Management Agreement in the near term in accordance with its terms.  While we have not received from Westin a notice of termination of the Management Agreement and are seeking to negotiate a successful resolution of our respective claims, our relationship with Westin may be terminated in the near term either as a result action by Westin or otherwise.  In that event, we may be required to pay to Westin a termination fee of at least $5,500,000, and any deferred management fees. As of August 16, 2006, the termination fee that would be due would be approximately $5,622,000.  We do not have sufficient funding available to make these payments absent a concurrent sale of the Resort, so if these payments become due prior to the sale of the Resort, we would be forced to seek third party funding or to otherwise gain liquidity with respect to our existing illiquid assets.

We currently hold a note receivable from the sale of one of our golf properties. The amount outstanding under this note at December 31, 2005 was approximately $2,326,000, which represents $2,500,000  principal on the note, plus accrued interest, less a $200,000 discount reserve. On January 30, 2006, the borrower exercised its second option for a one-year extension on the maturity of the note. As a result of the extension of the term of this note, the maturity date is now February 1, 2007. The borrower paid an extension fee of 50 basis points on the principal amount of the note, $2,500,000. This note accrues interest at prime plus 5% (13.25% at August 16, 2006) until the new maturity date of February 1, 2007.

In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of August 16, 2006, we owed our two most senior executive officers a total of approximately $1,794,000 in milestone payments and accrued interest on such milestone payments. We also owed approximately $3,250,000 in legal fees which are included in our estimate of the costs to be incurred prior to our liquidation. We expect to incur additional fees and costs in connection with closing the sales of our two remaining golf properties. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

See discussion of our obligation to the holder of our preferred stock in Notes 9 and 10 to the Condensed Consolidated Financial Statements referred to in Item 1 and also in Item 1A under the caption “Risk Factors” in this Quarterly Report on this Form 10-Q.

If we experience significant liquidity problems, we may be required to seek financing or raise further capital in order to meet our obligations when they come due.  There is no assurance that we will be able to obtain additional financing, raise further capital or that any funding that we receive will not contain restrictive covenants or other onerous terms. At the present time, we only have $100,000 available in our line of credit with Textron, and this available amount may only be drawn upon our satisfaction of the applicable terms, conditions and covenants in the loan documents regarding revolver advances.  We expect that the cash flow that we receive on our note receivable and the net operating income of the Stonehenge golf courses, if any, will not be substantial.

Six months ended June 30, 2006 and 2005

Cash flow from operating activities for the six months ended June 30, 2006 was $2,822,000, compared to cash flow from operating activities for the six months ended June 30, 2005 of $1,491,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The increase in the cash flow from operating activities for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 primarily resulted because more room nights were realized in May and June of 2005 as compared to May and June of 2006.  Because more room nights were realized in May and June of 2005 than in May and June of 2006, a higher balance of  accounts receivable and accounts payable (from the purchases of goods and services to service these guests) existed at June 30, 2005 than existed at June 30, 2005.  Liquidation liability payments increased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to an increase in legal fees incurred in connection with negotiations with potential purchasers of the Resort.

We made $97,000 in capital expenditures at the Resort and $46,000 at the other golf courses that we owned and managed during the six months ended June 30, 2006, as compared to $450,000 at the Resort and $42,000 at the other golf courses in the six months ended June 30, 2005. We incurred approximately $450,000 in capital expenditures at the Resort and $42,000 in capital expenditures at the other golf courses that we owned and managed during the six months ended June 30, 2005.  In addition our investing activities for the six months ended June 30, 2006 provided approximately $1,038,000 from the sale of one of our golf courses.

During the six months ended June 30, 2006, the Resort paid approximately $159,000 to satisfy its capital lease obligations and approximately $542,000 against its refurbishment obligation to certain Rental Pool participants. During the six months ended June 30, 2005, the Resort paid approximately $545,000 to satisfy its capital lease obligations.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

As of June 30, 2006, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
	(in thousands)
Employment Agreements and Employment Security Agreements	$2,258	$1,810	$448	$—	$—
Series A preferred stock and accrued dividends(1)	20,000	20,000	—	—	—
Elk Funding Loan	800	800	—	—	—
Textron revolving line of credit	5,228	410	4,818	—	—
Operating lease agreements at the managed golf courses	268	165	103	—	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	13	13	—	—	—
Lease agreements for GTA corporate office	6	6	—	—	—
Subtotal of our obligations excluding those of the Resort	28,573	23,204	5,369	—	—
Master lease agreement (with the condominium owners)	6,464	1,059	5,337	41	27
Management agreements(2)	20,685	7,400	5,585	3,300	4,400
Troon supplemental fee	800	—	—	—	800
Operating and capital leases	1,619	344	1,273	2	—
Service agreements and other	2,212	629	1,528	55	—
Subtotal of the Resort’s obligations	31,780	9,432	13,723	3,398	5,227
Total of our consolidated obligations	$60,353	$32,636	$19,092	$3,398	$5,227

(1)             The series A preferred stock is reflected in the “Less than 1 year” column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption “Series A Preferred Stock.”

(2)             If the Westin Management Agreement is terminated pursuant to its terms prior to its expiration date of December 31, 2017, a termination fee of will be due at termination in lieu of fees otherwise payable to Westin pursuant to that management agreement (see Note 10).  As of August 16, 2006, the termination fee that would be due  approximately $5,622,000 which is included in the “Less than 1 year” column.

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

The Resort hosted in October 2003, October 2004 and October 2005, and we expect the Resort to host in October 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors.  We do not expect to host the Chrysler Championship after this year.  On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event.  Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012.  The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales.

Historically, revenues increase in the fourth quarter; however, revenues are generally the greatest during the first quarter as guests arrive from the northeast and other regions to enjoy the warm weather at the Resort. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The effects of seasonality at our golf courses can be partially offset at daily-fee golf courses by varying greens fees based on changes in demand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and amended on August 4, 2005 and the promissory note payable to Elk Funding. At August 16, 2006, the total outstanding debt subject to interest rate exposure is $4,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $12,000 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using derivative commodity instruments.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subject to the limitations mentioned above, our chief executive officer and our chief financial officer concluded that as of June 30, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we and our executive officers, as defendants, filed a motion to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO defendants. The plaintiffs and the GTA defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an order on or about April 19, 2005. The scheduling order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. There is as yet no settlement. While we may be willing to enter into a settlement with the plaintiffs in which the plaintiffs dismiss their claims in exchange for our dismissal of our counterclaims, we intend to meet our deadlines and litigate this matter. To that end, before the deadline for doing so, we filed and served our motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. Instead they filed a motion to re-open discovery and for leave to file a late response to the motion for summary judgment by the GTA defendants. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. GTA Defendants filed a reply thereto.  On July 7, 2006, the plaintiff moved for summary judgment on GTA Defendants’ counterclaims, to which GT Defendants responded with a motion to strike on grounds of gross untimeliness.  The Court decided not to dismiss the complain on Rule 12 grounds, but has requested that the December 23, 2005 motions be refiled, and has granted leave to refile, as a motion on the Rule 56 summary judgment grounds to facilitate the Court’s consideration of the motion.  The GTA Defendants filed an amended motion for summary judgment on August 10, 2006.  The court has determined that the trial date for this matter will not occur before October 1, 2006. At this time, the Company is unable to assess the likely outcome of this litigation.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. Our counsel estimates the plaintiffs’ claims to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2006, we filed a motion for partial summary judgment. On March 31, 2006, the Company received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing was expected to be scheduled in May 2006 on this motion for partial summary judgment. The Company asked the Court to enter summary judgment on the alleged fraud and tortuous interference claims. Subsequently, a settlement, effective June 8, 2006, was reached at mediation, which provides, among other things, that the defendants pay the plaintiff $62,500.  This settlement agreement was executed and the settlement amount paid on August 11, 2006.  We are currently awaiting the filing of the joint notice of voluntary dismissal with prejudice of the Plaintiff’s amended complaint and our counterclaims which we expect will occur by August 31, 2006.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. The Court of Common Pleas for Richland County has ordered the case restored to the roster.  A written order will be issued once it is agreed between counsel.  As of August 16, 2006, the trial date has not yet been set.

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

In addition, the Plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005. From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, final argument took place before the court at the conclusion of which the court rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the Plaintiffs in the consolidated cases filed a notice of appeal.  There have been no material actions taken on this case since that date.

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

Agreement for Marketing and Joint Sale of Tierra Del Sol

On September 20, 2000, Terence Mulvihill, a principal in the lessee and in the entity which previously owned the Tierra Del Sol Country Club, attempted to terminate our water rights lease agreement at the Tierra Del Sol Country Club. The termination was allegedly based upon (a) the existence of an unauthorized assignment, which Mr. Mulvihill claimed was the result of allowing GTA Tierra Del Sol, LLC to operate the golf course; (b) use of the water on the golf course in a manner which was contrary to the purposes authorized under the water rights lease agreement; (c) use of the water in amounts in excess of the amounts permitted under the terms of the water rights lease agreement; and (d) non-payment of 1999 taxes under the water rights lease agreement. We responded in writing to Mr. Mulvihill disputing the termination of the water rights lease agreement. We also filed a complaint on January 15, 2002 in the Thirteenth Judicial District Court, County of Valencia, State of New Mexico, against the Mulvihill Estate (Mr. Mulvihill died in December 2000) and Golf Classic Resorts, LLC. Our complaint sought various forms of relief in relation to the water rights lease agreement and the underlying purchase of Tierra Del Sol, including, but not limited to, requesting a determination that: (1) the water rights lease agreement has not been terminated and remains in effect; (2) the lease, in essence, constitutes a transfer of a fee interest in the water rights; or (3) alternatively requesting a rescission of the 1998 contribution and leaseback agreement pursuant to which the water rights were assigned to Mr. Mulvihill, based upon the fraud and misrepresentation of the seller and Mr. Mulvihill. On February 21, 2003, we entered into an agreement for marketing and joint sale of the property with Mary Louise Mulvihill Skalkos, the executor of the Mulvihill Estate and Golf Classic Resorts, LLC. In that agreement, the parties agreed jointly to market the assets at the Tierra Del Sol Golf & Country Club in Belen, New Mexico, which assets include a 9-hole executive golf course, water rights, and tennis courts, in addition to the country club. Our agreement for the marketing and joint sale of the property will expire on September 21, 2006. Since we closed on the sale of Tierra Del Sol on May 8, 2006, we applied the terms of this agreement to this transaction. On July 31, 2006, the buyer of the Tierra Del Sol Country Club paid the Company’s $1.063 million note receivable taken in connection with the sale.  In connection with the collection of this note, on August 2, 2006, the Company paid from these proceeds its final obligation under the Joint Marketing Agreement for the Sale of Tierra Del Sol of approximately $183,000.

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

Risks that might Delay or Reduce our Liquidating Distributions

We have recorded the value of the Resort and our remaining golf courses and liabilities at our best estimates of fair value as of August 16, 2006; however, we can provide no assurance that these estimates reflect the actual current market value for the applicable courses. As a result of our inability to provide any assurance regarding the estimates of the fair value of our assets, including the probability of negotiating and closing a sale of the Resort, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be significantly less than our earlier projections. Further, while we have provided in this report estimated adjustments to net assets in liquidation based upon the sale of the Resort and our interest in Parcel F for aggregate consideration of approximately $36.4 million, there can be no assurances that we will be able to close a sale of the Resort for a price that will allow us to realize the estimated proceeds for the Resort, if at all. Further, in the event that we are unsuccessful in negotiating the terms of an amendment of an existing agreement or a new agreement which will allow us to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less, or if we negotiate such an agreement and are unable to repurchase AEW’s preferred stock for any reason, the assets available for distribution to the holders of our common stock, and the ultimate liquidating distributions to the holders of our common stock, will be reduced by the amount of any accrued dividends through the date that we redeem AEW’s shares. Even if we are able to successful negotiate an agreement with AEW which would allow us to repurchase AEW’s preferred stock at a price that excludes dividends on the preferred stock, we may either be unable to sell the Resort at a time or under conditions which do not permit us to exercise our option.  As a result of these factors, the estimated adjustments to net assets in liquidation provided in this report may prove incorrect and the amounts, if any, that we ultimately distribute as liquidating distributions may be significantly less than estimated.

In the event that our Management Agreement with Westin is terminated, in addition to our obligation to pay termination fees to Westin, we will be required to find a third party to manage the Resort or manage the Resort ourselves.

While we continue to contest Westin’s allegations that we have defaulted on our obligations under the Management Agreement, Westin’s delivery to us of Westin Notices increases the likelihood that Westin may terminate the Management Agreement in the near term in accordance with its terms.  The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement termination fee of at least $5,500,000. The Management Agreement provides that the maximum termination shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date.  As of August 16, 2006, the termination fee would be approximately $5,622,000.  See disclosure of this obligation as accrued at June 30, 2006 in note 9 to our condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.  While we have not received a notice of termination of the Management Agreement from Westin and are seeking to negotiate a successful resolution of our respective claims, our relationship with Westin may be terminated in the near term.

In addition to any termination fees and deferred management fees which we may be required to pay to Westin pursuant to the Management Agreement, we may be forced to either find a new manager for the Resort or manage the Resort ourselves.  Further, it is possible that Westin will terminate the Management Agreement on five days notice, in which case we will need to make immediate provision for the management of the Resort. Whether we manage the Resort or hire a third party to manage it, there is a substantial likelihood that the new manager will experience a learning curve related to managing the daily operations at the Resort.   We cannot guarantee that a new manager will be as successful in managing the Resort as Westin has been.   In addition, a third party manager may fail perform, or default on its obligations to us.  In the event that any new manager of the Resort proves less successful than Westin or defaults in its obligations to us, our results of operations and financial condition could be adversely affected.

If we are not able to sell the Resort and our other remaining golf property in a timely manner, obtain liquidity with respect to certain other non-real estate assets such as our note receivable, or obtain some form of additional financing, we may experience severe liquidity problems, not be able to meet the demands of our creditors, and ultimately become subject to bankruptcy proceedings.

In the event that we are unable to sell the Resort and our other remaining golf property as planned, obtain liquidity with respect to certain other non-real estates assets such as our note receivable, or obtain some form of additional financing, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to discharge those obligations. As of August 16, 2006, we owed our two most senior executive officers a total of approximately $1,794,000 in milestone payments and accrued interest on such milestone payments. We also owe a substantial sum in legal fees, including fees incurred in connection with the negotiation of agreements providing for the sale of the Resort.

Further, given that the Resort’s only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to maintain positive cash flow through out 2006, we may be required to seek to provide additional capital to the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000 and $650,000 in July 2004, September 2005 and

November 2005, respectively. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate that an operational cash flow shortfall of approximately $750,000 in the aggregate is likely to occur at some point in the fourth quarter of 2006.   Further, the Resort’s credit capacity is limited. There are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may be required to seek financing or raise further capital in order to meet our obligations when they come due. Further, we may also be required to use proceeds from the sale of our other assets to fund our operations and the operations of the Resort. There is no assurance that we will be able to obtain liquidity with respect to certain other non-real estate assets, obtain additional financing, raise further capital or that we will have sufficient proceeds from assets sales from which to draw, or that any funding that we receive will not contain restrictive covenants or other onerous terms. Additionally, we expect that the cash flow that we receive on the interest income from our note receivable and the net operating income of the Stonehenge golf courses, if any, will not be substantial

While we continue to contest Westin’s allegations that we have defaulted in our obligations under the Management Agreement, Westin’s delivery to us of Westin Notices increases the likelihood that Westin may terminate the Management Agreement in the near term in accordance with its terms.  While we have not received a notice of termination of the Management Agreement from Westin and are seeking to negotiate a successful resolution of our respective claims, our relationship with Westin may be terminated in the near term either as a result action by Westin or us.  In that event, we may be required to pay to Westin a termination fee of at least $5,500,000 along with any deferred management fees. As of August 16, 2006, the termination fee that would be due would be approximately $5,622,000.We do not have sufficient funding available to make these payments absent a concurrent sale of the Resort, so if these payments become due prior to the sale of the Resort, we would be forced to seek third party funding or to otherwise gain liquidity.

In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, obtain liquidity with respect to certain other non-real estate assets, or obtain additional financing, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors. If we cannot meet our obligations to our creditors, we could ultimately become subject to bankruptcy proceedings.

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

We are currently negotiating with AEW,  the holder of all of our series A preferred stock, the terms of an amendment of an existing agreement or a new agreement which will allow us to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less. As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for  subsequent quarters. We can provide no assurance, however, that a final agreement will be executed with AEW.  Further, even if we successfully execute such an agreement with AEW, we may be unable to negotiate a financing arrangement through our existing lender relationships or otherwise procure sufficient funding to permit us to exercise that repurchase right and close the repurchase prior to its expiration.  In the event that either we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to holders of our common stock.

On April 12, 2006, we executed an Option Agreement with AEW, the holder of all of our series A preferred stock, in which AEW granted us an option to purchase, on or before June 30, 2006, the 800,000 shares of our series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to due and unpaid principal, accrued and unpaid dividends and liquidation preferences. The exercise price of this option was approximately $20 million, and excluded dividends that would accrue to the series A preferred stock pursuant to existing contractual obligations. As previously reported, this option expired by its terms on June 30, 2006.

We are currently negotiating with AEW the terms of an amendment of an existing agreement or a new agreement which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less.  We anticipate that the terms of any agreement that we may enter with AEW would include, among other terms and conditions, a provision that all or a portion of our obligations to AEW are secured by the Resort, which we believe provides AEW with more favorable remedies against us than AEW currently possesses.

As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets for the quarter ended June 30, 2006 either (i) a liability of $11,164,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to June 30, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.   Absent either an agreement by a third party to assume all or a portion of our accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of our preferred dividend obligations, (neither of which have occurred), we will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends.  Any preferred dividends which we are required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share.  As of June 30, 2006, if we were required to pay AEW accrued dividends through that date, our liquidating distributions would be reduced by $1.52 per common share or OP unit of the Operating Partnership outstanding on that date.

       At the present time, we have not executed a binding agreement with AEW.  There are no assurances that we will successfully execute such an agreement with AEW, or that the terms of any agreement that we may execute with AEW will not be more onerous to us than we currently anticipate.  Further, even if we are able to execute an agreement with AEW which permits us to repurchase the series A preferred stock at $20 million or less, we may be unable to negotiate a financing arrangement through our existing lender relationships or otherwise procure sufficient funding to permit us to exercise that repurchase right and close the repurchase prior to its expiration.  In the event that we execute an agreement with AEW and we are unable to repurchase AEW’s series A preferred stock in accordance with the terms of that agreement, in addition to the requirement that we pay accrued dividends to AEW, we expect that agreement also would subject us to penalties or grant AEW additional rights with respect to us and our remaining assets which will be prejudicial to us and our assets.

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

On July 15, 2004, we entered a Settlement Agreement relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations. In 2005, we funded $1,050,000 to address seasonal cash flow shortfalls. We expect that additional intercompany advances totaling approximately $750,000 in the aggregate will be necessary at some point in the fourth quarter of 2006 to fund projected operating cash shortfalls.

Although the revenues of the Resort have begun to increase since we took title to it, we can provide no assurance that the Resort’s future performance will continue to show improvement. If we do not continue to improve the Resort’s financial performance, our recovery with respect to this asset might be significantly delayed. A delay in our recovery of the Resort might reduce the net proceeds that we ultimately receive upon a sale of the Resort to less than our current estimate of the Resort’s fair value, and we may be forced to use funds that otherwise might be distributed to our stockholders, if any, to fund cash shortages of the Resort, causing our liquidating distributions to holders of our common stock to be reduced. Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which are subject to change. We can provide no assurance of success under the Settlement Agreement, or the future success of the Resort.

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

We entered into a voting agreement with the holder of our preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the preferred stock would be entitled to require us to redeem the preferred stock. We received such a demand from the holder of our preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our preferred stock. Our default in making a timely redemption payment gives the holder of our preferred stock the right under the voting agreement to appoint two new directors to our board. Our charter also gives the holder of our preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. Currently, dividends on the series A preferred stock are twenty quarters in arrears. These director election rights are not cumulative, which means that the holder of our preferred stock may elect two, but not four, new directors. The current holder of our preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board’s decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our preferred stock.

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

Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher. As of August 16, 2006, the number of units participating in the Rental Pool is 612.

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

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. If or when the Westin Management Agreement terminates, we would be required to replace certain components of the technological infrastructure of the Resort which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million.  Additionally, there are risks associated with transferring the data and ensuring that there are no interruptions in the operations of the Resort.  There are no assurances that such technological components can be identified, purchased and implemented in a cost effective and efficient manner.

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished. These expenditures result in an ongoing need for cash. From time to time, it may also be necessary to undertake material capital expenditure projects at the Resort such as the replacement of the technological infrastructure at the Resort if or when Westin’s management contract is terminated . To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations.

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

Westin manages the daily operations of the Resort pursuant to the Management Agreement, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with both Westin and us. In the event that these third party managers fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort’s results of operations will be adversely affected, potentially in a material way.  Further should our existing disagreement with Westin continue, both Troon and Westin may devote less time and resources to the Resort, potentially impacting its performance.

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

On April 12, 2006, we entered into a new option agreement with AEW in which AEW grants us the option, exercisable by us in our sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the our series A preferred stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the ours Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of our exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement expired pursuant to its terms on June 30, 2006; however, we are currently negotiating with AEW the terms of an amendment of the existing agreement or a new agreement which will allow us to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less.  At the present time, we have not executed a binding agreement with AEW.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2006.

ITEM 5. OTHER INFORMATION

On July 10, 2006, GTA-IB, LLC, our wholly-owned subsidiary, received from Westin, in accordance with the Management Agreement dated as of July 15, 2004 by and between Westin and GTA-IB, LLC, a second notice of default.  In accordance with the Management Agreement, Westin previously had sent to GTA-IB, LLC a first notice of default.  We refer to the first and second notice of default as the Westin Notices.

The Westin Notices relate to GTA-IB, LLC’s alleged failure to provide certain requested funding to the Westin Innisbrook Resort.  The Westin Notices alleged, among other things, that if GTA-IB, LLC failed to cure the default by August 1, 2006, then Westin would have the right to (i) terminate the Management Agreement on not less than five (5) days notice and (ii) pursue available remedies following an event of default.  GTA-IB, LLC has contested, and continues to contest the defaults that Westin claims that GTA-IB, LLC has committed, including the defaults alleged by Westin in the Westin Notices. Moreover, the Company believes that if a third party determines that GTA-IB, LLC has not complied with all of their obligations under the Management Agreement, it is in part because of Westin’s non-compliance with its obligations thereunder.

The Management Agreement provides that GTA-IB, LLC shall pay to Westin, subject to the terms of the Management Agreement, a termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  As of August 16, 2006, the termination fee that would be due would be approximately $5,622,000.  GTA-IB, LLC has not received from Westin a notice of termination of the Management Agreement. The parties have mutually agreed upon a process to seek to negotiate a resolution of each party’s respective claims.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: August 21, 2006	By:	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: August 21, 2006	By:	/s/ Scott D. Peters
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

10.1.4****	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through August 16, 2006.

No.	Description
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

21.1****	List of Subsidiaries of Golf Trust of America, Inc.

24.1****	Powers of Attorney (included under the caption “Signatures”)

31.1****	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2****	Certification of Scott D. Peters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Charter of the Audit Committee of the Board of Directors of Golf Trust of America, Inc. (previously filed as Appendix A to our company’s definitive proxy statement on Schedule 14A, filed October 15, 2001, and incorporated herein by reference).

*                                              This agreement expired pursuant to its terms on November 30, 2005.

**                                       This agreement was terminated pursuant to its terms on June 30, 2006.

***                                This agreement was terminated pursuant to its terms on November 23, 2005.

****                         Filed herewith

†                                               Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+                                              Denotes a management contract or compensatory plan.