Form 10-Q
period 2006-09-30
GOLF TRUST OF AMERICA INC
filed 2006-11-14
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2006
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

Yes ☐ No ☒

On November 11, 2006, there were 7,317,163 common shares outstanding of the registrant’s only class of common stock. On November 11, 2006, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

The Exhibit Index begins on page 50.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2006

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Quarterly Report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict, with any certainty, (i) business activity levels at the Innisbrook Resort and Golf Club, or the Resort, (ii) when a sale of the Resort will occur, (iii)  if the sale price will be approximately equivalent to the Resort’s carrying value, (iv) whether we can manage the Resort without Westin, and (v) what the consequences of our default under the terms of the Series A Preferred Stock will be.  Accordingly, our projections in this Quarterly Report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, in subsequent reports on Form 10-Q and in Part II, Item 1A of this Quarterly Report, each of which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF SEPTEMBER 30, 2006 (unaudited) AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(in thousands)
ASSETS
Real estate—held for sale	$55,268	$56,506
Cash and cash equivalents	3,790	2,822
Receivables—net	1,942	5,806
Other assets	4,809	4,597
Total assets	65,809	69,731
LIABILITIES
Debt	5,777	5,830
Accounts payable and other liabilities	11,919	13,080
Other obligations	10,762	11,120
Reserve for estimated costs during the period of liquidation	4,858	5,919
Total liabilities	33,316	35,949
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	53,316	55,949
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$12,493	$13,782

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,432	$14,532
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating loss	(2,966)	(2,464)
Net interest expense	(376)	(361)
Decrease in reserve for estimated liquidation costs and capital expenditures	2,342	1,947
Subtotal of adjustments to liquidation reserve	(1,000)	(878)
Decrease in the fair value of other obligations	79	—
Value of common stock and operating partnership units redeemed	(18)	—
Changes in net assets in liquidation	(939)	(878)
Net assets in liquidation, end of period	$12,493	$13,654

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,782	$15,045
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	554	1,155
Net interest expense	(1,024)	(988)
Increase in fair value of real estate	374	—
Increase in reserve for estimated liquidation costs and capital expenditures	(1,254)	(1,454)
Subtotal of adjustments to liquidation reserve	(1,350)	(1,287)
Decrease in the fair value of other obligations	79	—
Value of common stock and operating partnership units redeemed	(18)	(104)
Changes in net assets in liquidation	(1,289)	(1,391)
Net assets in liquidation, end of period	$12,493	$13,654

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Changes in net assets in liquidation	$(1,289)	$(1,391)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets	835	1,454
Cancellation of common shares	18	104
Provision for bad debts	349	33
Non-cash interest	587	591
Other changes in operating assets and liabilities	(449)	197
Decrease in liquidation liabilities	(1,945)	(1,867)
Net cash used in operating activities	(1,894)	(879)
Cash flows from investing activities:
Resort and golf course improvements	(199)	(686)
Proceeds from asset sales	1,037	—
Decrease in notes receivable	3,067	272
Net cash provided by (used in) investing activities	3,905	(414)
Cash flows from financing activities:
Borrowings under revolving line of credit and proceeds from loan	—	1,000
Repayments on debt and capital lease obligations	(1,043)	(802)
Net cash (used in) provided by financing activities	(1,043)	198
Net increase (decrease) in cash	968	(1,095)
Cash and cash equivalents, beginning of period	2,822	3,919
Cash and cash equivalents, end of period	$3,790	$2,824
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$593	$467
Non-cash transactions:
Cancellation of note receivable	$—	$99
Assets acquired through capital leases	$181	$416

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2006 and 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Plan of Liquidation and the Resort

On February 25, 2001, the Company’s board of directors adopted, and on May 22, 2001 the Company’s common and preferred stockholders approved, a plan of liquidation for the Company. The plan of liquidation contemplates the sale of all of the Company’s assets and the payment of, or provision for, the Company’s liabilities and expenses, and authorizes the Company to establish a reserve to fund the Company’s contingent liabilities. As of November 11, 2006, the Company had sold 41 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests pursuant to the plan of liquidation.

On July 15, 2004, the Company entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, and Golf Host Resorts, Inc., or our former unaffiliated borrower, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort, or the Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations”. As a result of the settlement, the financial results of GTA-IB, the Company’s wholly owned subsidiary that now holds title to the Resort, are consolidated in the Company’s financial statements commencing July 16, 2004.

On January 21, 2005, in the interest of seeking to accelerate the completion of the Company’s liquidation, the Company engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as its then exclusive financial advisor to provide financial advisory services to it in furtherance of the Company’s stockholder-approved plan of liquidation. The Company’s liquidation may occur through the sale of its assets, a merger or otherwise in order to allow it to maximize value to its stockholders. In addition,  the Company may pursue financing or equity investment in furtherance of the plan of liquidation. In this Quarterly Report, the Company refers to the type of transaction discussed in the prior two sentences as an exit transaction. The initial term of Houlihan Lokey’s engagement was nine months which was subsequently extended on a month-to-month basis before its termination by us on June 29, 2006. Certain terms of this engagement provided that in the event of a sale of the Resort with net proceeds to us of up to $38.0 million, Houlihan Lokey would receive a transaction fee of $1.0 million of which the Company has paid $100,000. If the Company received net proceeds from $38 million up to $50 million, the transaction fee would be $1.0 million plus 3.0% of such incremental value. If the Company received net proceeds in excess of $50.0 million, the transaction fee would be the sum of $1.0 million, plus 3.0% of the value between $38 million up to $50 million, plus 5.0% of the value over $50 million.  Since an exit transaction has not occurred to date, the Company terminated its month-to-month engagement with Houlihan Lokey on June 29, 2006.  However, subject to certain terms and conditions of the engagement letter with Houlihan Lokey, the transaction fee may still be due to Houlihan Lokey if a closing of an exit transaction were to occur under certain circumstances.

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

2.  Organization and Basis of Presentation

The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust, or REIT. As of fiscal year 2002 the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of its original third-party lessees. As of November 11, 2006, the Company owned two properties which represent six golf courses.  One of these properties (2.0 golf courses) is owned and managed by the Company, while the Resort was managed by Westin from the inception date of the Company’s ownership, July 15, 2004, until October 31, 2006. Subsequent to October 31, 2006, it will be managed directly by the Company without the assistance of any third-party manager and is no longer a Westin managed resort.  The four golf courses at the Resort are currently managed by Troon Golf, L.L.C., or Troon.  See Note 4 for further discussion.  Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender to an unaffiliated borrower. Upon the execution of the

Settlement Agreement with its former borrower on July 15, 2004, the Company obtained ownership of the Resort. The Company presently holds its two properties (6.0 golf courses) in fee simple. Four of the Company’s golf courses are located in Florida and two are in South Carolina. The title to the Company’s two golf courses in South Carolina is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership. The Company refers to Golf Trust of America, L.P. as its “operating partnership” or “OP” and the Company refers to the operating partnership and itself (together with all subsidiaries) collectively as “we”, “us” or our “Company.” The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through its wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, the Company holds 100 percent of the interest in Golf Trust of America, L.P. as of November 11, 2006. GTA GP is the sole general partner of Golf Trust of America, L.P. and owns a 0.2 percent interest therein. GTA LP is a limited partner in Golf Trust of America, L.P. and owns a 99.8 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GTA GP, GTA LP, Golf Trust of America, L.P. and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

As a result of the adoption by the Company’s board of directors of a plan of liquidation of the Company and approval of that plan by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company’s assets were adjusted to their estimated fair value and the Company’s liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of September 30, 2006 relies on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company’s other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of September 30, 2006.

On August 23, 2006, pursuant to a mutually negotiated termination of a pledge and security agreement, the Company accepted a discounted payoff of $2.0 million for a note receivable originally received by the Company from its buyer/borrower in connection with the sale of Eagle Ridge on January 30, 2003.  In connection with the termination of the pledge and security agreement, the Company redeemed 35,794 shares of the Company’s common stock that were pledged to the Company by the borrower to secure the borrower’s note receivable to the Company.  The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000.  See Note 5 for further discussion.

For the nine months ended September 30, 2006, net assets in liquidation decreased by approximately $1,289,000.  This decrease resulted from (a) an increase in the carrying value of Tierra Del Sol to reflect the estimated gain on the sale of Tierra Del Sol of approximately $340,000 plus (b) the additional gain realized upon the actual closing of the sale of Tierra Del Sol of approximately $34,000, (c) the decrease in the estimated settlement amount of the Westin termination fee liability of approximately $79,000 offset by (d) the redemption of the 35,794 operating partnership units discussed above for approximately $18,000, (e) an increase in the provision for capital expenditures of approximately $69,000, (f) accounting fees of approximately $115,000, (g) legal fees of approximately $915,000 and (h) corporate operating costs of approximately $625,000 to be incurred in (A) the negotiation of an asset purchase agreement and attempted consummation of the sale of the Resort, (B) litigating the proceedings to which the Company is currently a party and (C) the administrative conclusion of the Company’s plan of liquidation.  Of these changes to the Company’s net assets in liquidation during the nine months ended September 30, 2006, $939,000 represents changes that occurred during the three months ended September 30, 2006.  The changes in the current quarter were made up of (a) the decrease in the estimated settlement amount of the Westin termination fee liability of approximately $79,000 offset by (b) the redemption of the 35,794 operating partnership units discussed above for approximately $18,000, (c) an increase in the provision for capital expenditures of approximately $25,000, (d) accounting fees of approximately $115,000, (e) legal fees of approximately $500,000 and (f) corporate operating costs of approximately $360,000.

The net assets of approximately $12,493,000 at September 30, 2006 would result in a liquidation distribution per share of approximately $1.73. This $1.73 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining two assets, including the Resort. These actual per share distributions that we make to the holders of the Company’s common stock could be materially lower than the amount the Company currently estimates of $1.73 due to factors such as (i) the timing of any sale of the properties and the corresponding transaction costs, (ii) the performance of the underlying assets, and (iii) a change in the underlying assumptions of the cash flow amount projected. The $1.73 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be canceled prior to the distribution of the net assets.  The 85,000 shares of common stock were pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to its holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be canceled.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales, and the costs associated with cessation of the Company’s operations. These costs are estimates only and are expected to be paid out over the liquidation period which contemplates an anticipated sale of the Resort by April 30, 2007 and, if the Company deems appropriate, the transfer of our remaining assets to a liquidating trust within a reasonable period thereafter. The Company can provide no assurance that those dates will be met.  As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The Company has also accrued the projected operating results of the Resort and the other property that the Company owns and manages through the projected remaining holding period of April 30, 2007. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, the conclusion of the Company’s negotiations with AEW (discussed below), transaction costs related to any sales, and any change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

Based upon the Company’s current negotiations with AEW, the holder of all of the Company’s series A preferred stock, regarding the terms of an amendment of an existing agreement or a new agreement which will allow the Company to repurchase all of AEW’s series A preferred stock for a price of $20 million or less.  As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters.  Further, the carrying amount of the preferred stock remains at $20 million on the Company’s statement of net assets, consistent with the redemption amount in the prior letter agreement with AEW. In the event that either the Company is unable to reach an agreement with AEW, or the Company is unable to exercise any repurchase right and close the repurchase under any agreement the Company may reach with AEW, the Company may be required to pay AEW all or a portion of the preferred dividends for which the Company has not recorded a liability, reducing its liquidating distributions to holders of its common stock.  These preferred dividends would reduce the net assets available to stockholders in liquidation, and, correspondingly, the estimated liquidation distribution per share.  See Note 9 for further discussion

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve) (unaudited):

			Increases in the Liquidation Reserve
			Operating
	January 1, 2006	Transfers and Payments	Income and Interest	Adjustments	September 30, 2006

Severance	$1,847,000	$(93,000)	$—	$—	$1,754,000
Professional fees	1,565,000	(1,551,000)	—	1,030,000	1,044,000
Financial advisor fees	911,000	(14,000)	—	—	897,000
Capital expenditures	26,000	(71,000)	—	89,000	44,000
Other	1,570,000	(585,000)	(470,000)	605,000	1,120,000
Total	$5,919,000	$(2,314,000)	$(470,000)	$1,724,000	$4,859,000

Included in the accrued severance amounts above are performance milestone payments due, but not yet paid, to the Company’s executives pursuant to their amended and restated employment agreements. The Company expects that the performance milestone payments aggregating approximately $1,317,000, plus accrued interest, will be paid in due course; however, there are no remaining conditions to such payment. Any severance payments otherwise payable by the Company under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments made. The increase in the adjustments to the Liquidation Reserve is to provide a provision for legal fees and corporate operating costs to be incurred in (i) the negotiation of an asset purchase agreement through and including the consummation of a sale of the Resort, (ii) litigating the proceedings to which the Company is currently a party and (iii) the administrative conclusion of the Company’s plan of liquidation.

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of the Company are summarized and reflected in the table below:

	For the three months ended September 30,
	2006	2005
Revenues
Revenue from Resort and managed golf course operations	$5,136,000	$7,329,000
Expenses
General and administrative	235,000	261,000
Direct expenses from Resort and managed golf course operations	7,867,000	9,532,000
Total operating expenses	8,102,000	9,793,000
Operating loss	(2,966,000)	(2,464,000)
Interest expense—net	(376,000)	(361,000)
Operating loss and interest expense—net	$(3,342,000)	$(2,825,000)

	For the nine months ended September 30,
	2006	2005
Revenues
Revenue from Resort and managed golf course operations	$36,297,000	$35,837,000
Expenses
General and administrative	735,000	792,000
Direct expenses from Resort and managed golf course operations	35,008,000	33,890,000
Total operating expenses	35,743,000	34,682,000
Operating income	554,000	1,155,000
Interest expense—net	(1,024,000)	(988,000)
Operating (loss) income and interest expense—net	$(470,000)	$167,000

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2006 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

4.  Commitments and Contingencies

Young Complaints

On March 22, 2004, a lawsuit was filed (and was served on the Company’s agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of the Company’s prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against the Company’s independent auditors, BDO Seidman, LLP (together with three former BDO partners), or the BDO Defendants, and the Company (together with the Company’s executive officers).

The complaint alleges that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, allegedly held illegal by the Internal Revenue Service. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that the Company conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and the Company filed a motion on behalf of the Company (together with the Company’s executive officers, the GTA Defendants) to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint.  The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA Defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA Defendants additional time to serve their answer. On November 4, 2004, the Company filed its answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO Defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO Defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO Defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO Defendants. The plaintiffs and the GTA Defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an Order on or about April 19, 2005. The scheduling Order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. As of November 11, 2006, no settlement has been reached. While the Company remains open to the possibility of settlement on the basis of mutual dismissals, the Company also intends on meeting its deadlines and litigating this case vigorously. To that end, before the deadline for doing so, the Company filed and served its motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted to do so, either with respect to their own claims or to the Company’s counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA Defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. The GTA Defendants filed a reply thereto.  On July 7, 2006, the plaintiff moved for summary judgment on the GTA Defendants’ counterclaims, to which the GTA Defendants responded with a motion to strike on grounds of gross untimeliness.  The Court decided not to dismiss the complaint on Rule 12 grounds, but has requested that the December 22, 2005 motions be refiled, and has granted the plaintiffs leave to refile by December 31, 2005, as a motion on the Rule 56 summary judgment grounds to facilitate the Court’s consideration of the motion.  The GTA Defendants filed an amended motion for summary judgment on August 10, 2006, the plaintiffs filed a response on August 28, 2006, and the GTA Defendants filed a response thereto.  The motion to strike was heard by the Magistrate Judge on October 12, 2006.  On November 6, 2006, the judge entered an Order granting the GTA Defendants’ motion to strike the plaintiffs’ late motion for summary judgment.  A hearing on the GTA Defendants’ motion for summary judgment to attempt to eliminate the plaintiffs’ civil conspiracy claim against the GTA Defendants was held on November 8, 2006.  The judge took the matter under advisement and, as of November 11, 2006, had not yet ruled on the motion for summary judgment.  The trial date for the GTA Defendants’ counterclaims against the plaintiffs will not be before January 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

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

The plaintiffs have filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property and owned by an unaffiliated third-party, GHR. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F and our property.  A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted the Company’s Motion to Intervene. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit which the court subsequently allowed.

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

The Company refers to the Initial Land Use Lawsuit and the Subsequent Land use Lawsuit as the “Land Use Lawsuits.” The motion was heard by the court on May 31, 2005. Since that hearing, the Company has filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on Counts I, II, VIII-XV of the Third Amended Complaint as to some (but not all) of the plaintiffs in the Initial Land Use Lawsuit.

The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs’ Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

In addition, the plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005. From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, final argument took place before the court at the conclusion of which the court rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  Since the filing of that notice, the plaintiffs/appellants have filed their initial appellate brief and the defendants/appellees, including GTA-IB, LLC have filed their answer brief.  The plaintiffs/appellants will have an opportunity to file a reply brief to defendants/appellees’ answer brief.  As of November 11, 2006, no such reply brief has been filed.

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

Ordinary Course Litigation

Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Since the Company is now either the owner and/or the operator of all of its remaining golf courses, the Company maintains insurance for these purposes, subject to deductibles and exclusions deemed reasonable by the Company. The Company is not currently subject to any material claims of this type.

Westin and Troon Management Fees

The July 15, 2004 Management Agreement between the Company’s subsidiary, GTA-IB, LLC, or “GTA-IB,” and Westin provides that Westin will manage the Resort for a fee equal to 2.2% of gross revenue of the Resort. Contemporaneously with the signing of this new Management Agreement, Westin, and GTA-IB for the limited purposes described in the Management Agreement, entered into a separate agreement with Troon which provides that Troon shall manage the golf facilities of the Resort for a fee, payable by GTA-IB, equal to 2% of gross golf revenue. These agreements also provide for the opportunity for Westin and Troon to earn supplemental fees based on financial performance metrics. The Management Agreement with Westin has a termination date of December 31, 2017, however, by mutual agreement, on September 28, 2006, the Company, Westin and GTA-IB, entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company, GTA-IB, and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination

Agreement provides that (i) on or prior to October 3, 2006, the Company will deposit $600,000 in the Resort’s operating account to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Management Agreement and which are expected to approximate this amount, (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company, the Company will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, approximately $5,594,000, and (iii) Westin will permit the Company and GTA-IB to continue to access Westin’s “SAP” accounting system for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000.  The Company and GTA-IB plan to independently manage the Resort as of the Termination Date.   The Company and GTA-IB have until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.

Refundable Initiation Fees

Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on the Company’s books at September 30, 2006 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

5.  Receivables—net

Receivables—net consists of the following:

	September 30, 2006	December 31, 2005
	(Liquidation Basis)
Notes receivable taken in sale of asset	$—	$2,326,000
Member, trade and other miscellaneous receivables	1,942,000	3,480,000
Total	$1,942,000	$5,806,000

At the end of the prior quarter, the notes receivable represent (a) the $2.5 million note the Company received from the buyer of the Eagle Ridge Inn & Resort and any accrued interest on that note, less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity date of February 1, 2007, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower’s payment of the balance of the note, subject to certain prepayment prohibitions) and (b) the $1.063 million note the Company received from the buyer of the Tierra Del Sol Country Club, plus accrued interest.  On July 31, 2006, the purchaser of the Tierra Del Sol Country Club repaid to the Company the principal and interest due from the purchaser under the terms of the $1.063 million note receivable issued to the Company in connection with the sale.   On August 2, 2006, upon receipt of these funds, the Company paid approximately $183,000 to satisfy in full the Company’s final obligation under the Agreement for Marketing and Joint Sale of Tierra Del Sol.  On August 23, 2006, pursuant to a mutually negotiated termination of pledge and security agreement, the Company accepted a discounted payoff of $2.0 million for the note receivable originally taken in connection with the sale of Eagle Ridge on January 30, 2003.  Pursuant to the terms of the termination of pledge and security agreement, the Company redeemed 35,794 shares of the Company’s common stock that were pledged to the Company by the borrower pursuant to the note receivable.  The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000.  The remaining discount of approximately $236,000 ($300,000 net of deferred interest income of approximately $64,000) was recorded against the reserve for estimated costs during liquidation.

6.  Debt

	September 30, 2006	December 31, 2005
Revolving line of credit	$4,100,000	$4,100,000
Note payable	816,000	769,000
Capital lease obligations	861,000	961,000
Total	$5,777,000	$5,830,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. At September 30, 2006, the Company did not meet the debt service coverage ratio (in part due to the start-up costs of a new full-service fine dining restaurant that opened at Stonehenge on September 15, 2006); however, due to the fact that, as of November 11, 2006, the Company has been consistently current in paying our interest obligations throughout the term of the loan, Textron waived the covenant violation and will re-evaluate at December 31, 2006.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate continues to be the prime rate (8.25% per annum at September 30, 2006) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line.  In addition, the Company will pay to Textron a fee of 0.25% per annum of the unused balance of this line of credit.

In connection with the execution of the Textron loan amendment, the Company, through its subsidiaries Stonehenge LLC and Golf Trust of America, L.P., collectively the Borrower, entered into a Notice of Future Advance, Note, Mortgage and Loan Modification Agreement with Textron, or the Amended Mortgage, modifying the March 2004 Mortgage, Security Agreement and Fixture Filing (as modified by the Amended Mortgage, the “Security Agreement”). The Security Agreement contains events of default provisions that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of Stonehenge LLC of Golf Trust of America, L.P., failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge, and material judgments. In the event of the occurrence of an event of default, Textron is entitled to, among other things, accelerate all obligations of the Borrower under the aforesaid loan documents and sell certain of the Borrower’s assets, namely the Wildewood and Woodcreek golf courses and related assets, to satisfy the Borrower’s obligations.

See Note 10 for further discussion regarding debt.

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

Capital Lease Obligations

At September 30, 2006, the Company had capital lease agreements for certain golf course and other equipment at the Resort. These lease agreements expire at various dates through 2009.

7.  Accounts payable and other liabilities

Accounts payable and other liabilities consist of the following:

	September 30, 2006	December 31, 2005
Accounts payable	$5,168,000	$5,208,000
Accrued payroll	1,211,000	1,701,000
Accrued expenses	1,707,000	2,201,000
Deferred revenue and deposits	3,833,000	3,970,000
Total	$11,919,000	$13,080,000

8.  Investment in Resort and related obligations

Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	September 30, 2006	December 31, 2005
Assets
Current assets	$4,846,000	$6,491,000
Real estate and Resort assets	50,888,000	50,626,000
Other assets	2,453,000	2,647,000
Total assets	58,187,000	59,764,000
Liabilities
Accounts payable and accrued expenses	7,574,000	8,862,000
Long term refurbishment	4,368,000	4,647,000
Capital lease obligations	861,000	961,000
Westin Termination Fee	5,594,000	5,673,000
Troon Supplemental Fee	800,000	800,000
Note Payable collateralized by Resort assets (Note 6)	816,000	769,000
Reserve/adjustment for projected operating results through the contemplated holding period (Note 2)	(669,000)	(824,000)
Total liabilities	19,344,000	20,888,000
Net investment in subsidiary	38,843,000	38,876,000
Write-down to estimated value	(2,421,000)	(2,421,000)
Net investment in subsidiary adjusted for write-down	$36,422,000	$36,455,000

The decrease in the Company’s net investment in its subsidiary from December 31, 2005 to September 30, 2006 is due to the operating performance of the Resort for the nine months ended September 30, 2006.  The first quarter of the year is typically the most profitable quarter of the Resort’s fiscal year, so typically the reserve created by the performance in the first quarter is absorbed by the end of the third quarter.  As more fully described in Note 2, at September 30, 2006, the Company has recorded a reserve of $669,000 to reflect the estimated operating results during the remaining contemplated holding period (until April 30,2007).

Master Lease Refurbishment Obligation

In connection with the Company taking control of the Resort from its unaffiliated borrower effective July 16, 2004, the Company recorded a liability to recognize its obligations under the Master Lease Agreement, or MLA, refurbishment program.  This program entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and is paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009.  In addition, the Company’s subsidiary, GTA IB, LLC, agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. The Company refers to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. As of September 30, 2006, the Company estimates the settlement value of this liability upon sale of the Resort to be $4,463,000.

Minimum principal payments on the refurbishment program at the Resort are as follows:

Year	Amount (in thousands)
October 1 – December 31, 2006	$266
2007	1,417
2008	1,781
2009	2,140
2010	19
Thereafter	50
Total	$5,673

Westin Termination Fee

The Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of not less than $5,500,000. The estimated settlement value of this liability upon sale of the Resort is approximately $5,594,000 as of September 30, 2006.  The termination fee is due the earlier of a sale of the Resort or March 31, 2008.  See Note 4 regarding the termination of the Management Agreement.

Troon Supplemental Fee

The facility management agreement that Westin executed with Troon was effective as of July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set forth in that agreement, a supplemental fee of $800,000 for outstanding management fees originally payable to Troon prior to July 15, 2004. See Note 4 for further discussion regarding the facility management agreement.

9.  Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

On April 2, 1999, the Company completed a registered offering of 800,000 shares of 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, or series A preferred stock, at a price of $25.00 per share.  All shares of this series A preferred stock were sold to AEW Targeted Securities Fund, L.P., or AEW. The series A preferred stock is convertible, in whole or in part, at the option of the holder at any time into the Company’s common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. The Company contributed the net proceeds to the Company’s operating partnership in exchange for 800,000 series A preferred OP units with analogous terms.

Aggregate series A preferred stock dividends accrued until July 20, 2003 at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). As of September 30, 2006, the Company had not paid twenty quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2005). Under the Company’s series A charter document, because the Company has at least six quarters of unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, had the right to elect two additional directors to the Company’s board of directors at its annual meeting that was held on November 17, 2003, whose terms as directors would continue until the Company fully pays all accrued but unpaid series A dividends. Although AEW did not exercise this right, it may do so in the future in accordance with the terms of the Company’s series A charter and the voting agreement.

On February 22, 2001, the Company entered into a voting agreement with AEW, which continues to hold all shares of the series A preferred stock. That agreement required AEW to vote in favor of the plan of liquidation and required the Company to redeem all of the shares of series A preferred stock (for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment) promptly after the Company determines in good faith that it has received sufficient net proceeds from the disposition of the Company’s assets and/or operations to redeem all of the series A preferred stock without violating any legal or contractual obligations.

Moreover, under the Company’s voting agreement with AEW, since the Company did not fully redeem the series A preferred stock by May 22, 2003, AEW or its transferee had the right to require the Company to redeem the series A preferred stock in full within 60 days thereafter, which right AEW exercised. Since the Company defaulted on that obligation, from July 21, 2003 until the series A preferred stock is redeemed, the stated dividend rate of the series A preferred stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000). Although the Company is permitted to continue to accrue such dividends without paying the same on a current basis, the dividends must be paid in full prior to any distribution to the Company’s common stockholders (but after payment of all obligations to the Company’s creditors), which will reduce the Company’s cash available for liquidating distributions to common stockholders.

On May 6, 2005, the Company executed an option agreement with AEW which granted the Company the right to repurchase all 800,000 shares of the Company’s series A preferred stock held by AEW at a fixed price.   AEW and the Company have entered into a series of agreements granting the Company the right to repurchase AEW’s series A preferred stock, each of which has expired by its terms.  In particular, on April 12, 2006, the Company entered into a new option agreement with AEW.  In this option agreement (now expired), AEW granted the Company the option, exercisable by the Company in its sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the Company’s series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company’s exercise of the option for a price of $20,000,000. The option to repurchase AEW’s series A preferred stock was only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement expired on June 30, 2006 pursuant to its terms.

The conclusion of the Company’s negotiations with AEW which will allow the Company to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that the Company has secured adequate financing to demonstrate its ability to close on the transaction to repurchase all of the series A preferred stock.

As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets for the quarter ended September 30, 2006 either (i) a liability of $11,164,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to September 30, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.   Further, the carrying amount of the preferred shares remains at $20 million on the accompanying statement of net assets; however, absent either an agreement by a third party to assume all or a portion of the Company’s accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of the Company’s preferred dividend obligations, (neither of which have occurred), the Company will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends.  Any preferred dividends which the Company is required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share.  If the Company were required to pay to AEW dividends accrued through September 30, 2006, the Company’s liquidating distributions would be reduced by $1.52 per common share or OP unit of the Operating Partnership outstanding on that date.

At the present time, the Company has not executed a binding agreement with AEW.  There can be no assurances that the Company will successfully execute such an agreement with AEW, or that the terms of any agreement that the Company may execute with AEW will not be more onerous to the Company than management currently anticipates.  Further, even if the Company is able to execute an agreement with AEW which permits the Company to repurchase the series A preferred stock at $20 million or less, the Company may be unable to negotiate a financing arrangement through its existing lender relationships or otherwise procure sufficient funding to permit it to exercise that repurchase right and close the repurchase prior to its expiration.  In the event that the Company executes an agreement with AEW and it is unable to repurchase AEW’s series A preferred stock in accordance with the terms of that agreement, in addition to the requirement that the Company pay accrued dividends to AEW, the Company expects that the agreement also would subject the Company to penalties or grant AEW additional rights with respect to the Company and its remaining assets which will be prejudicial to the Company and its assets.

10.  Subsequent Events

In October 2006, the Company funded its subsidiary, GTA-IB, LLC, $600,000 for working capital needs at the Resort in connection with the terms of the Termination Agreement with Westin.  See note 4 for further discussion. Also, in October 2006, the Company funded GTA-IB, LLC a total of $200,000 for the capital project of upgrading the Resort’s technological infrastructure.

On October 30, 2006, the Company received and agreed to the terms of a non-binding confirmation of interest letter from an industry lender in which the lender proposes to provide a loan on the Resort with an anticipated closing date on or about December 15, 2006.  The proposed use of these funds would be to, among other things, (i) repay the Company’s Preferred Shareholder, (ii) fund certain capital projects at the Resort, and (iii) cover certain working capital needs at the Resort.  Advancing this confirmation of interest to the next step which would be in the form of a commitment letter is subject to certain requirements that must be to the lender’s satisfaction which include but are not limited to title insurance, property insurance, survey, appraisal and market studies, water supply review and engineering and environmental reports.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Nine Months Ended September 30, 2006 and 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of November 11, 2006, we own two properties, held by us in fee simple.  These two properties represent six golf courses. Two of the six golf courses are managed by us and four (namely, the golf courses at the Resort) were managed by Westin pursuant to our Management Agreement with Westin, or the Management Agreement, from the inception of our ownership, July 15, 2004, to October 31, 2006 upon the termination of the Management Agreement.  See further discussion in Note 4 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.  Four of our golf courses are located in Florida and two are located in South Carolina. Golf Trust of America, L.P., a Delaware limited partnership holds title to the golf courses which are located in South Carolina. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is 100% owned by our operating partnership, Golf Trust of America, L.P. In this Quarterly Report, we refer to Golf Trust of America, L.P. as “our operating partnership” or “OP,” and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as “we,” “us” or “our Company”. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in our operating partnership as of November 11, 2006. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.8 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis as of November 11, 2006.

Significant Events since the filing of our Quarterly Report on Form 10-Q on August 21, 2006

Significant events occurring since August  21, 2006 (the filing date of our quarterly report on Form 10-Q) include:

•                                          On August 23, 2006, pursuant to a mutually negotiated termination of a pledge and security agreement, we accepted a discounted payoff of $2.0 million for the note receivable originally given to us by the buyer of Eagle Ridge on January 30, 2003.  Pursuant to the terms of the termination of pledge and security agreement, we redeemed 35,794 shares of our common stock that were pledged to the Company by the borrower pursuant to the note receivable.  The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000.  The remaining discount of approximately $236,000 ($300,000 net of deferred interest income of approximately $64,000) was recorded against the reserve for estimated costs during liquidation.

•                                          By mutual agreement, on September 28, 2006, we, as guarantor, our subsidiary, GTA-IB, LLC as owner, and Westin entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which we and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, we will deposit $600,000 in the Resort’s operating account to be used in part to pay to Westin certain fees and charges accrued under the Management Agreement which are expected to approximate this amount, (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by us, we will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, estimated at $5,600,000, and (iii) Westin will permit the Company to continue to access Westin’s “SAP” accounting system for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000.  We plan to independently manage the Resort as of the Termination Date.   We have until November 30, 2006 to decide whether to assume or terminate the facility management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.

•                                          On September 29, 2006, we executed a letter amendment with Scott D. Peters, our Chief Financial Officer and Secretary, extending the fixed date of termination of the modified schedule of Mr. Peter’s employment pursuant to the Fourth Amended and Restated Employment Agreement between Mr. Peters and us from September 30, 2006 to April 30, 2007. As a result of the letter agreement, Mr. Peter’s employment will expire on April 30, 2007, unless earlier terminated by us or by Mr. Peters for Good Cause (as defined in the Employment Agreement). The employment agreement remains in full force and effect, except as expressly modified or amended by the letter amendment. On September 29, 2006, we paid Mr. Peters one half of his remaining milestone payment, plus accrued interest, for a total payment of approximately $105,000.  The letter agreement provides that we shall pay to Mr. Peters the remaining $82,615 balance of the performance milestone described in Section 4.A.(a) of the Employment Agreement, plus accrued interest, no later than April 30, 2007 or the earlier termination of his employment pursuant to Section 5.A. of the employment agreement as may be requested.

•                                          On October 5, 2006, we entered into a letter agreement with Jan H. Loeb and Nauman S. Toor (collectively, the “Director Candidates”) under which, among other things, the Company agreed (i) to increase the number of members of its board of directors to seven, and (ii) to include (and recommend the candidacy of) Mr. Loeb and Mr. Toor in the board of directors’ slate of nominees for potential election as  directors at the 2006 Annual Meeting on November 17, 2006, and for purposes of our proxy solicitation provide Messrs. Loeb and Toor substantially the same assistance that we provide the other board candidates in connection with such elections.   See further discussion in Part II, Item 5 of this Quarterly Report.

•                                          The conclusion of our negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that we have secured adequate financing to demonstrate our ability to close on the transaction to repurchase all of the series A preferred stock. As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters.  In the event that either we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to holders of our common stock.  See further discussion in Note 9 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report and below in Part II, Item IA of this Quarterly Report under the caption “Risk Factors.”

Assets held for sale

The following chart identifies each of our unsold properties as of November 11, 2006:

Property	Location	Number of Golf Courses
The Resort	Palm Harbor, FL	4
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2
Total		6

As of November 11, 2006, we have not entered into any binding agreements with prospective purchasers of the foregoing assets.

The Resort

Status of the Sale of the Resort

We terminated our month-to-month engagement with Houlihan Lokey, our then financial advisor, on June 29, 2006 because an exit transaction had not occurred.  Even though we terminated our engagement letter with Houlihan Lokey, subject to certain terms and conditions of that agreement, the transaction fee may still be due to Houlihan Lokey if a closing of an exit transaction were to occur subject to certain terms of the engagement.  We continue to market the Resort for sale on our own behalf. As of the date of this report, a definitive agreement for the purchase of the Resort has not been executed.

See further discussion below in Part II, Item IA of this Quarterly Report under the caption “Risk Factors.”

Potential use of a Liquidating Trust

As we contemplate the sale of our remaining assets and the wind-up of our Company, as contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. For a more complete description of our potential use of a liquidating trust, please refer to “Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders” in Part 1, Item 1 of our Form 10-K for the year ended December 31, 2005 filed on April 17, 2006.

Rental Pool

In connection with the Settlement Agreement with the prior owner of the Resort, we assumed control and operation of the Resort Rental Pool Lease Operation at the Resort. As of November 11, 2006, approximately half of the condominium owners at the Resort provide their units as resort accommodations under rental pool lease agreements. We refer to this arrangement as the Rental Pool.  We are the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners. Accordingly, we do not bear the expense of certain operating and financing costs of the rental units. However, we do bear the expense of all other operating aspects of the Resort.

The condominium owners at the Resort have established an Association of Condominium Owners, or the Association, to administer and maintain certain of the common areas of the Resort and to conduct the business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. In addition to the current rental pool agreement dated January 1, 2002, the former owner of the Resort agreed with the Association that the former owner of the Resort would reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) expended in the refurbishment of the condominium units by the condominium owners. As reflected in the table below, this amount will be reimbursed to participating condominium owners (or any parties to whom the participating condominium owners transfer their condominium units) over the five-year period beginning in 2005. In addition, we, through GTA-IB, LLC, agreed to provide refurbishment reimbursement for units placed into the Rental Pool after January 1, 2005 and before December 31, 2005 at a level of 25% of the condominium owner’s investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability accrues at a rate of 2.5% per annum and is paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through December 31, 2012. As of September 30, 2006, the estimated settlement value of the refurbishment liability upon sale of the Resort is $4,463,000.

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

As of November 11, 2006, 612 units were participating in the Rental Pool at the Resort. Minimum undiscounted principal and interest payments on the refurbishment program are as follows:

Year	Principal	Interest
October 1 – December 31, 2006	$266,000	$69,000
2007	1,417,000	233,000
2008	1,781,000	153,000
2009	2,140,000	55,000
2010	19,000	1,000
Thereafter	50,000	1,000
Total	$5,673,000	$512,000

Application of Critical Accounting Policies

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc. excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on From 10-Q. The results of operations for the Resort are discussed separately below under the caption “Resort results of operations for the three and nine months ended September 30, 2006 and 2005.” Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2005 filed on April 17, 2006 for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the three and nine months ended September 30, 2006 is summarized in Note 2 to our condensed consolidated financial statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2006 to September 30, 2006

On August 23, 2006, pursuant to a mutually negotiated termination of a pledge and security agreement, we accepted a discounted payoff of $2.0 million for a note receivable originally received by us from the buyer of Eagle Ridge on January 30, 2003.  In connection with the termination of the pledge and security agreement, we redeemed 35,794 shares of our common stock that were pledged to us by the borrower pursuant to the note receivable.  The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000.  See further discussion in Note 5 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.

For the nine months ended September 30, 2006, net assets in liquidation decreased by approximately $1,289,000.  This decrease resulted from (a) an increase in the carrying value of Tierra Del Sol to reflect the estimated gain on the sale of Tierra Del Sol of approximately $340,000 plus (b) the additional gain realized upon the actual closing of the sale of Tierra Del Sol of approximately $34,000, (c) the decrease in the estimated settlement amount of the Westin termination fee liability of approximately $79,000 offset by (d) the redemption of the 35,794 operating partnership units discussed above for approximately $18,000, (e) an increase in the provision for capital expenditures of approximately $69,000, (f) accounting fees of approximately $115,000, (g) legal fees of approximately $915,000 and (h) corporate operating costs of approximately $625,000 to be incurred in (A) the negotiation of an asset purchase agreement and contemplated consummation of the sale of the Resort, (B) litigating the proceedings to which we are currently a party and (C) the administrative conclusion of our plan of liquidation.  Of these changes to our net assets in liquidation during the nine months ended September 30, 2006, $939,000 represents changes that occurred during the three months ended September 30, 2006.  The changes in the current quarter were made up of (a) the decrease in the estimated settlement amount of the Westin termination fee liability of approximately $79,000 offset by (b) the redemption of the 35,794 operating partnership units discussed above for approximately $18,000, (c) an increase in the provision for capital expenditures of approximately $25,000, (d) accounting fees of approximately $115,000, (e) legal fees of approximately $500,000 and (f) corporate operating costs of approximately $360,000.

The net assets of approximately $12,493,000 at September 30, 2006 would result in a liquidation distribution per share of approximately $1.73. This $1.73 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining two assets, including the Resort. These actual per share distributions that we make to the holders of our common stock could be materially lower than we currently estimate due to factors such as (i) the timing of any sale of the properties and the transaction costs of consummating the same, (ii) the performance of the underlying assets, and (iii) a change in the underlying assumptions of the cash flow amount projected. The $1.73 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be canceled prior to the distribution of the net assets. A total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to its holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be canceled.

Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenues
Revenue from Resort and managed golf course operations	$5,136	$7,329	$36,297	$35,837
Expenses
General and administrative	235	261	735	792
Direct expenses from Resort and managed golf course operations	7,867	9,532	35,008	33,890
Total operating expenses	8,102	9,793	35,743	34,682
Operating (loss) income	(2,966)	(2,464)	554	1,155
Interest expense—net	(376)	(361)	(1,024)	(988)
Net (loss) income	$(3,342)	$(2,825)	$(470)	$167

Resort results of operations for the three and nine months ended September 30, 2006 and 2005 (in thousands except for utilization statistics and percentages)

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which stand-alone hotels located in downtown metropolitan areas would appeal. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf, guests who purchase golf packages and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue and fewer room nights during the nine months ended September 30, 2006 than during the corresponding period in 2005. We believe that the increase in realized revenue is attributed to continuing sales and marketing efforts directed towards attracting group and transient guests and the continued focus on sales of golf packages and golf memberships at the Resort.  The increase in the average daily rate realized from targeting a more profitable type of guest offset the revenue lost due to the reduction in room nights and golf rounds.  During the nine months ended September 30, 2006, each of these market segments at the Resort produced a greater aggregate spending level per room night as compared to the nine months ended September 30, 2005.  While overall room nights and golf rounds decreased 12.3% and 7.9%, respectively, during the first nine months of 2006 as compared to the same period of 2005, overall gross revenue per room night increased by $69.71 to $476.62 from $406.91 while gross golf revenue per round played increased by $16.47 to $126.89 from $110.42.  The fluctuation in gross revenue is discussed in further detail below.

The following table shows utilization of the Resort facilities broken down by department, results of operations and selected Rental Pool statistical data during the three and nine month period ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	55,196	55,343	(147)	(0.3)%	159,371	161,990	(2,619)	(1.6)%
Actual room nights
Group	7,816	9,156	(1,340)	(14.6)%	45,677	46,925	(1,248)	(2.7)%
Transient	6,588	8,328	(1,740)	(20.9)%	23,921	32,475	(8,554)	(26.3)%
Total room nights	14,404	17,484	(3,080)	(17.6)%	69,598	79,400	(9,802)	(12.3)%
Food and beverage meals	66,687	64,411	2,276	3.5%	321,944	315,058	6,886	2.2%
Golf rounds
Resort guests	12,266	13,585	(1,319)	(9.7)%	55,977	62,981	(7,004)	(11.1)%
Member/guests	6,433	7,250	(817)	(11.3)%	28,002	28,195	(193)	(0.3)%
Total golf rounds	18,699	20,835	(2,136)	(10.3)%	83,979	91,176	(7,197)	(7.9)%

	Three Months Ended September 30				Nine Months Ended September 30
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$1,719	$1,899	$(180)	(9.5)%	$11,008	$10,632	$376	3.5%
Food and beverage	1,554	1,497	57	3.8%	9,372	8,557	815	9.5%
Golf	2,040	2,009	31	1.5%	10,656	10,067	589	5.9%
Other	587	689	(102)	(14.8)%	2,136	3,043	(907)	(29.8)%
Total revenues	5,900	6,094	(194)	(3.2)%	33,172	32,299	873	2.7%
Expenses
Hotel	1,979	2,100	(121)	(5.8)%	8,929	9,015	(86)	(0.9)%
Food and beverage	1,660	1,476	184	12.5%	6,671	6,054	617	10.2%
Golf	1,775	1,856	(81)	(4.4)%	5,542	5,518	24	0.4%
Other	2,562	2,255	307	13.7%	7,939	7,393	546	7.4%
General and administrative	1,017	1,021	(4)	0.0%	4,168	3,694	474	12.8%
Depreciation and amortization	505	575	(70)	(12.2)%	1,529	1,910	(381)	(19.9)%
Total expenses	9,498	9,283	215	2.4%	34,778	33,584	1,194	3.6%
Operating loss	(3,598)	(3,189)	(409)	(12.9)%	(1,606)	(1,285)	(321)	(25.0)%
Interest expense, net	565	438	(127)	(29.0)%	1,308	1,254	(54)	(4.3)%
Net loss	$(4,163)	$(3,627)	$(536)	(14.8)%	$(2,914)	$(2,539)	$(375)	(14.8)%

Selected Rental Pool statistical data:
Average daily distribution	$10.46	$12.08	$(1.62)	(13.4)%	$24.00	$23.48	$.52	2.2%
Average room rate	$119.33	$108.64	$10.69	9.8%	$158.16	$133.91	$24.25	18.1%
Occupancy percentage	26.1%	31.6%	(5.5)%		43.7%	49.0%	(5.3)%
Average number of available units	607	602	(5)	(.8)%	584	591	(7)	(1.2)%

Three months ended September 30, 2006 and 2005.

During the three months ended September 30, 2006, there were 3,080, or 17.6%, fewer occupied room nights at the Resort as compared to the three months ended September 30, 2005.  There were 1,740 fewer transient room nights and 1,340 less group room nights during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked 24 hours or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the first three months of September 30, 2005, a significant number of transient rooms were attributable to the actualization of golf packages at the Resort.  Management believes that transient room nights were lower in the three months ended September 30, 2006 than in the corresponding period in 2005 due to guests hesitancy to book rooms on the south east coast of Florida during the hurricane season based on the tropical activity during the hurricane season months of the past two years.

The effect of the decline in occupied room nights on revenues during the three months ended September 30, 2006 was mitigated by improved average room rates and ancillary spending patterns of the guests, coupled with increases in banquet and catering sales. Total revenue for the Resort was $194,000 less during the three months ended September 30, 2006 than in the same period of 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights in three months ended September 30, 2006 as compared to same period of 2005.  During the same periods, the average room rate increased from $108.64 in 2005 to $119.33 in 2006.  Aggregate spending per room night during the three months ended September 30, 2006 was $409.61, as compared to $348.89 for the same period in 2005.   The most significant decrease in revenues at the Resort during the three months ended September 30, 2006 occurred in the Other department. Revenues attributable to that category for the three months ended September 30, 2006 decreased by approximately $102,000, or 14.8%, as compared to the same period in 2005. Other Revenue decreased primarily because the Resort no longer charges a resort fee.  Food and Beverage revenues increased by approximately $57,000, or 3.8%, as a result of 2,276, or 3.5%, greater meals served, or covers, as compared to the three months ended September 30, 2005.   This aggregate increase in covers served was primarily attributable to the Resort’s banquets, catering and room service, with a combined increase of approximately 1,590 covers. Covers attributed to the Resort’s casual restaurants and pool service increased by approximately 686. While the aggregate number of covers increased, revenue per cover increased from $23.23 to $23.31.  The combination of increased number of covers and increased revenue per cover produced the $57,000 positive variance for the period ended September 30, 2006 versus September 30, 2005.  Golf revenue increased by approximately $31,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the quarter ended September 30, 2006 averaged $109.10 per round, as compared to $96.45 per round for the comparative period in 2005.  Although in the aggregate golf rounds decreased by 2,136, golf revenues increased as a result of the capture of increased greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributed to 1,319 fewer rounds played by the Resort’s transient guests, including packages, coupled with an aggregate decrease of 817 rounds played by Resort members.  The number of total golf rounds played in the three months ended September 30, 2006 was 18,699, compared to 20,835 rounds played in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to insure that Westin controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $285,000, or 3.3%, for the three months ended September 30, 2006 as compared to the corresponding period in the prior year.  This increase, in part, can be attributed to an increase of approximately $593,000, or 286%, in the Resort’s annual property insurance premiums, which renewed July 15, 2006, due to the tropical activity impacting Florida in the past two years although the Resort has been fortunate and not suffered any significant losses due to this activity.  We were told by our brokers that increases of this magnitude were dictated by the insurance industry due to the catastrophic losses experienced in coastal areas in the recent past and were not property specific so our premiums increase could not be mitigated by the Resort’s lack of losses in prior periods.  Property and general insurance expense for the three months ended September 30, 2006 increased $197,000 when compared to the same period of the prior year.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $505,000 and $575,000 for the three months ended September 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $565,000 and $438,000 for the three months ended September 30, 2006 and 2005, respectively, and reflects amortization of the discount of (i) our Rental Pool refurbishment liability in the amount of $179,000, (ii) our short-term liability to Westin in the amount of $271,000 and (iii) our long-term liability to Troon in the amount of $12,000. The defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, and has a balance at September 30, 2006 of $39,240,000,  became non-interest bearing upon our assumption on July 15, 2004.

The net loss for the three months ended September 30, 2006 was approximately $4,163,000, compared to a net loss for the three months ended September 30, 2005 of approximately $3,627,000.

During the three months ended September 30, 2006, approximately $240,000 of the capital reserve funds were disbursed. Of those disbursed funds, $208,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Nine months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006, there were 9,802, or 12.3%, fewer occupied room nights than there were for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, there were 8,554 fewer transient room nights and 1,248 fewer group room nights, resulting in a combined 9,802 fewer occupied room nights as compared to the same period of the prior year. We believe the decrease in transient room nights could be attributed to the mild weather in the winter and spring months experienced during 2006 in the northern states.  Because the winter and spring months were much warmer in the northern states during 2006 than in 2005, we believe that transient guests and golf package guests were less inclined to visit the southern states.  As described above, we also believe that transient room nights decreased in the late summer/early Fall months due to guest hesitancy to book rooms on the southeast coast of Florida during the hurricane season.    We believe the decrease in group room nights was a result of our decision to target higher revenue producing group type as opposed to certain types of groups that booked in the prior year and were not as profitable.  We also believe that the drop in group room nights was due to the fact that our sales and marketing department had four vacant positions for varying periods of time between February and June 2006 which hindered the sales and marketing staff’s ability to book to the same levels as in prior periods.  The sales team is now fully staffed and we believe that the sales productivity has begun to increase.

The decrease in the occupied room nights during the nine months ended September 30, 2006 was offset by improved average room rates and ancillary spending patterns of the Resort’s guests, coupled with increases in banquet and catering sales. Total revenue for the Resort increased by $873,000 during the nine months ended September 30, 2006 than in the nine months ended September 30, 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, offset the reduction in gross revenue that resulted from the lower number of room night in the nine months ended September 30, 2006 as compared to the same period of 2005.  The average room rate increased from $133.91 in 2005 to $158.16 in 2006.  Aggregate spending per room night during the nine months ended September 30, 2006 was $476.62, as compared to $406.91 during the same period in 2005.   The most significant increase in revenues at the Resort during the nine months ended September 30, 2006 occurred in the Food and Beverage department. Revenues of that department increased by approximately $815,000, or 9.5%, for the nine months ended September 30, 2006, as compared to the same period in 2005.  Overall food and beverage revenues increased as the food and beverage total covers (meals) increased by 6,886.  This net increase in covers served was primarily attributed to the Resort’s banquets, catering, room service and pool service with a combined increase of approximately 12,513 covers. Covers attributed to the Resort’s casual restaurants decreased by approximately 5,627 covers. This reduction of restaurant covers is reflective of the reduced transient room nights noted above.  Food and Beverage revenue per cover increased from $27.16 during the nine months ended September 30, 2005 to $29.11 for the nine months ended September 30, 2006, or 7.2% per cover.  Golf revenue increased by approximately $589,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the nine months ended September 30, 2006 averaged $126.89 per round, as compared to $110.42 per round for the comparative period in 2005, while the number of rounds played decreased for the period.   In the aggregate, while there were 7,197, or 7.9%, fewer golf rounds, revenues increased as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributable to 7,004 fewer rounds played by the Resort’s transient guests, including packages, coupled with a decrease of 193 rounds played by Resort members.  The number of total golf rounds played in the nine months ended September 30, 2006 was 83,979, as compared to 91,176 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests in the nine months ended September 30, 2006 as compared to the same period in 2005 were offset by a decrease in Other Revenue of approximately $907,000.  Other Revenue decreased primarily because the Resort no longer charges a resort fee.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to insure that Westin controlled expenses and that expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand.  Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we seek to manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,575,000, or 5.0%, for the nine month period ended September 30, 2006 as compared to the corresponding period in the prior year. This increase of 5.0% is correlated to the increase in total operating revenue of approximately 2.7% as certain direct expenses increase/decrease based on the business levels at the Resort and are not fixed.  Also, as discussed above in the three month comparison, insurance expense increased significantly upon renewal of our annual policies on July 15, 2006 resulting in an increase for the nine months ended September 30, 2006 of $210,000 when compared to the same period of the prior year.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $1,529,000 and $1,910,000 for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $1,308,000, and $1,254,000 for the nine months ended September 30, 2006 and 2005, respectively, and reflect amortization of the discount on (i) our Rental Pool refurbishment liability in the amount of $536,000, (ii) our short-term liability to Westin in the amount of $447,000 and (iii) our long-term liability to Troon in the amount of $36,000. As previously discussed, the defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower,  and has a balance at September 30, 2006 of $39,240,000 became non-interest bearing upon our assumption on July 15, 2004.

The net loss for the nine months ended September 30, 2006 was approximately $2,914,000, compared to a net loss for the nine months ended September 30, 2005 of approximately $2,539,000.

During the nine months ended September 30, 2006, approximately $758,000 of the capital reserve funds were disbursed. Of those disbursed funds, $626,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf carts, golf course equipment, telephone and cable equipment and the balance was for various capital improvement projects and replacements throughout the Resort.

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

Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests’ vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Resort without the Westin Management Agreement or brand; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

Liquidity and Capital Resources

Our only source of cash flow is a distribution of net operating income from the one remaining golf property that we own and manage and cash flow from the operations of the Resort, if any. We discuss the Resort’s cash position below. As a result of our need for liquidity, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20.   At September 30, 2006, the Company did not meet the debt service coverage ratio (in part due to the start-up costs of a new full-service fine dining restaurant that opened at Stonehenge on September 15, 2006; however, due to the fact that, as of November 11, 2006, the Company has been consistently current in paying our interest obligations throughout the term of the loan, Textron waived the covenant violation and will re-evaluate at December 31, 2006.

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

As of September 30, 2006, the Resort has a working capital deficit of approximately $8,958,000.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee and related deferred management fees from long term to short term obligations.  The reclassified termination fee and deferred management fees total approximately $5,919,000 in the aggregate as of September 30, 2006.   See further discussion in Note 4 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.  Before this reclassification, the Resort had a working deficit of approximately $3,039,000.  The Resort’s member deficit at September 30, 2006 is $11,403,000. The Resort reported a net loss of approximately $2,914,000 for the nine months ended September 30, 2006.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the southeast coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the southeast coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its profitable operations, if any. While the financial performance of the Resort has shown signs of recovery since we assumed title to the Resort on July 15, 2004, current projections indicate an operational cash flow shortfall of approximately $100,000 in the aggregate is likely to occur by December 31, 2006.  Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million.  We continue to work diligently with the Resort’s management team to identify opportunities to improve the cash flow situation at the Resort. Further, we continue to seek a buyer for the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000 and $600,000 in July 2004, September 2005, November 2005 and October 2006, respectively. Further, we funded approximately $200,000 for the beginning phase of the technological infrastructure capital investment in October 2006. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may experience severe liquidity problems.

Until August 23, 2006, we held a note receivable from the sale of one of our golf properties. The amount outstanding under this note at December 31, 2005 was approximately $2,326,000, which represented $2,500,000 principal on the note, plus accrued interest, less a $200,000 discount reserve. On January 30, 2006, the borrower exercised its second option for a one-year extension on the maturity of the note. As a result of the extension of the term of this note, the maturity date was February 1, 2007. The borrower paid an extension fee of 50 basis points on the principal amount of the note, $2,500,000. This note accrued interest at prime plus 5% (13.25% at August 23, 2006) until the new maturity date of February 1, 2007.  This note was repaid at a discounted principal amount of $2.0 million on August 23, 2006.  See further discussion of this and other notes receivable in Note 5 to the Condensed Consolidated Financial Statements referred to in Item 1.

In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of November 11, 2006, we owed our two most senior executive officers a total of approximately $1,714,000 in milestone payments and accrued interest on such milestone payments. We also owed approximately $2,861,000 in legal fees which are included in our estimate of the costs to be incurred prior to our liquidation. We expect to incur additional fees and costs in connection with closing the sales of our two remaining golf properties. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

See discussion of our obligation to the holder of our preferred stock in Note 9 to the Condensed Consolidated Financial Statements referred to in Item 1 and also in Item 1A under the caption “Risk Factors” in this Quarterly Report on this Form 10-Q.

 At the present time, we only have $100,000 available in our line of credit with Textron, and this available amount may only be drawn upon our satisfaction of the applicable terms, conditions and covenants in the loan documents regarding revolver advances.  We expect that the cash flow that we receive from the net operating income of the Stonehenge golf courses, if any, will not be substantial.

On October 30, 2006, we received and agreed to the terms of a non-binding confirmation of interest letter from an industry lender in which the lender proposes to provide a loan on the Resort with an anticipated closing date on or about December 15, 2006.  The proposed use of these funds would be to, among other things, (i) repay our Preferred Shareholder, (ii) fund certain capital projects at the Resort, and (iii) cover certain working capital needs at the Resort.  Advancing this confirmation of interest to the next step which would be in the form of a commitment letter is subject to certain requirements that must be to the lender’s satisfaction which include but are not limited to title insurance, property insurance, survey, appraisal and market studies, water supply review and engineering and environmental reports.

Nine months ended June 30, 2006 and 2005

Cash flow used in operating activities for the nine months ended September 30, 2006 was $1,894,000, compared to cash flow used in operating activities for the nine months ended September 30, 2005 of $879,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes.  Liquidation liability payments increased for the nine months ended September 30, 2006 as compared to the nine months ended June 30, 2005, primarily due to an increase in legal fees incurred in connection with negotiations with potential purchasers of the Resort, among other matters.

We made $129,000 in capital expenditures at the Resort and $70,000 at the other golf courses that we owned and managed during the nine months ended September 30, 2006, as compared to $589,000 at the Resort and $97,000 at the other golf courses in the nine months ended September 30, 2005.   In addition our investing activities for the nine months ended September 30, 2006 provided approximately $1,037,000 from the sale of one of our golf courses and we collected $3,067,000 in repayments on outstanding notes receivable.

During the nine months ended September 30, 2006, the Resort paid approximately $236,000 to satisfy its capital lease obligations and approximately $807,000 against its refurbishment obligation to certain Rental Pool participants. During the nine months ended September 30, 2005, the Resort paid approximately $802,000 to satisfy its capital lease obligations.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

As of September 30, 2006, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
	(in thousands)
Employment Agreements and Employment Security Agreements	$2,170	$1,733	$437	$—	$—
Series A preferred stock and accrued dividends(1)	20,000	20,000	—	—	—
Elk Funding Loan	816	816	—	—	—
Textron revolving line of credit	5,228	410	4,818	—	—
Operating lease agreements at the managed golf courses	227	158	69	—	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	2	2	—	—	—
Lease agreements for GTA corporate office	5	5	—	—	—
Subtotal of our obligations excluding those of the Resort	28,448	23,124	5,324	—	—
Master lease agreement (with the condominium owners)	5,673	1,329	3,740	549	55
Management agreements(2)	6,362	5,914	414	34	—
Troon supplemental fee	800	—	—	—	800
Operating and capital leases	1,447	667	763	17	—
Service agreements and other	5,954	1,739	2,889	721	605
Subtotal of the Resort’s obligations	20,236	9,649	7,806	1,321	1,460
Total of our consolidated obligations	$48,684	$32,773	$13,130	$1,321	$1,460

(1)             The series A preferred stock is reflected in the “Less than 1 year” column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption “Series A Preferred Stock.”

(2)             Pursuant to the terms of the Termination Agreement, the Westin termination fee of approximately $5,594,000 is due at the earlier of the date of a sale of the Resort or March 31, 2008.   This amount is included in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort and although as of November 11, 2006, no binding contract for the sale of the Resort has been executed.

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

Commitments

Series A Preferred Stock. See discussion of our obligations to our holder of the series A preferred stock in Item 1, note 9 above to our condensed consolidated financial statements herein and also in Part II, Item 1A of this Quarterly Report under the caption “Risk Factors”.

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

Seasonality

The golf industry is seasonal in nature. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, we believe that unusual weather patterns, such as the tropical storm weather and hurricanes experienced in Florida in 2004 and 2005,  reduced revenues for the Resort in the period from late summer through early fall in 2006 and future years by negatively impacting reservations in comparable periods.

The Resort hosted in October 2003, October 2004, October 2005, and October 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors.  We do not expect to host the Chrysler Championship after this year.  On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event.  Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012.  The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004 and amended on August 4, 2005 and the promissory note payable to Elk Funding. At November 11, 2006, the total outstanding debt subject to interest rate exposure is $4,800,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $12,000 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using derivative commodity instruments.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subject to the limitations mentioned above, our chief executive officer and our chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings.

We are currently involved in (or affected by) the following legal proceedings:

Young Complaints

On March 22, 2004, a lawsuit was filed (and was served on our agent for service of process on March 25, 2004) in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP (together with three former BDO partners), or the BDO Defendants,  and us (together with our executive officers).

The complaint alleges that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction, allegedly held illegal by the Internal Revenue Service. The complaint has seven counts, the last of which applies to all defendants (the first six apply only to BDO and its partners). The seventh count alleges that we conspired with BDO to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we and our executive officers, as defendants, filed a motion to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs’ filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA Defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA Defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO Defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO Defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO Defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO Defendants. The plaintiffs and the GTA Defendants have since agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an Order on or about April 19, 2005. The scheduling Order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of settlement. As of November 11, 2006, no settlement has been reached. While we may be willing to enter into a settlement with the plaintiffs in which the plaintiffs dismiss their claims in exchange for our dismissal of our counterclaims, we intend to meet our deadlines and litigate this case vigorously. To that end, before the deadline for doing so, we filed and served our motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. Instead they filed a motion to re-open discovery and for leave to file a late response to the motion for summary judgment by the GTA defendants. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006.  The GTA Defendants filed a reply thereto.  On July 7, 2006, the plaintiff moved for summary judgment on the GTA Defendants’ counterclaims, to which the GTA Defendants responded with a motion to strike on grounds of gross untimeliness.  The Court decided not to dismiss the complaint on Rule 12 grounds, but requested that the December 22, 2005 motions be refiled, and granted the plaintiffs leave to refile by December 31, 2005, as a motion on the Rule 56 summary judgment grounds to facilitate the Court’s consideration of the motion.  The GTA Defendants filed an amended motion for summary judgment on August 10, 2006; the plaintiffs filed a response on August 28, 2006; and the GTA Defendants filed a response thereto.  The motion to strike was heard by the Magistrate Judge on October 12, 2006.  On November 6, 2006, the judge entered an Order granting the GTA Defendants’ motion to strike the plaintiffs’ late motion for summary judgment.  A hearing on the GTA Defendants’ motion for summary judgment to attempt to eliminate the plaintiffs’ civil conspiracy claim against the GTA Defendants was held on November 8, 2006.  The judge took the matter under advisement and, as of November 11, 2006, had not yet ruled on the motion for summary judgment.  The trial date for the GTA Defendants’ counterclaims against the plaintiffs will not be before January 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

Black Bear Golf Course

The action entitled Ashley Fields, L.L.C. v. Golf Trust of America, L.P. and GTA-Black Bear, LLC, Case No. 05-CA-207, was filed on January 24, 2005, in the Circuit Court of the Fifth Judicial Circuit in Lake County, Florida. The plaintiff is seeking damages against us based upon alleged breach of contract, fraudulent concealment, fraudulent inducement and tortuous interference by the defendants. The plaintiff has alleged that we have breached certain representations related to the storm water permit issued at the property and that we have failed to pay certain accounts payable at the property arising out of the sale of the Black Bear Golf Club to them on September 25, 2004. The plaintiff has not stated the amount of its demand for damages related to the storm water retention and construction deficiencies. Our counsel estimates the plaintiffs’ claims if true to be approximately $250,000. Plaintiff’s claim for post-closing adjustments has not been stated in detail but appears to be less than $5,000. The prevailing party in the litigation will recover attorney’s fees and costs. On February 22, 2005, the defendants filed a motion to dismiss the lawsuit. A hearing was scheduled for March 29, 2005 but prior to the hearing, the parties resolved the issues in the motion to dismiss by stipulation that the plaintiff would amend the exhibits to its complaint so the hearing was cancelled. Plaintiff amended its complaint in June 2005. In January 2006, we filed a motion for partial summary judgment. On March 31, 2006, we received a memorandum in opposition to the motion for partial summary judgment. The plaintiff objected to proceeding to summary judgment based upon the fact that the plaintiff had not taken certain depositions. The court ordered that such depositions must be taken by the plaintiff within the next 30 days. A hearing was expected to be scheduled in May 2006 on this motion for partial summary judgment. The Company asked the Court to enter summary judgment on the alleged fraud and tortuous interference claims. Subsequently, a settlement, effective June 8, 2006, was reached at mediation, which provides, among other things, that the defendants pay the plaintiff $62,500.  This settlement agreement was executed and the settlement amount paid on August 11, 2006.  The stipulation for joint notice of voluntary dismissal was filed on August 16, 2006 and the court file is closed.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. The Court of Common Pleas for Richland County has ordered the case restored to the roster.  A written order will be issued once it is agreed between counsels.  As of November 11, 2006, the trial date has not yet been set.

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

The plaintiffs have filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property and owned by an unaffiliated third-party, GHR. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit which the court subsequently allowed.

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

The Company refers to the Initial Land Use Lawsuit and the Subsequent Land use Lawsuit as the “Land Use Lawsuits.” The motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on Counts I, II, VIII-XV of the Third Amended Complaint as to some (but not all) of the plaintiffs in the Initial Land Use Lawsuit.

The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs’ Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

In addition, the plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005. From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, final argument took place before the court at the conclusion of which the court rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  Since the filing of that notice, the plaintiffs/appellants have filed their initial appellate brief and the defendants/appellees, including GTA-IB, LLC have filed their answer brief.  The plaintiffs/appellants will have an opportunity to file a reply brief to defendants/appellees’ answer brief.  As of November 11, 2006, no such reply brief was filed.

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

Property Tax Lawsuit

On December 10, 2004, our indirect subsidiary, GTA-IB, LLC filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 and 2005 real estate assessment of the Resort property. Pinellas County filed a motion to dismiss the Company’s action, which was denied by the court. As of November 11, 2006, no trial date has been set. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

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

Risks that might Delay or Reduce our Liquidating Distributions

We have recorded the value of the Resort and our remaining golf courses and liabilities at our best estimates of fair value as of November 11, 2006; however, we can provide no assurance that these estimates reflect the actual current market value for the applicable courses. As a result of our inability to provide any assurance regarding the estimates of the fair value of our assets, including the probability of negotiating and closing a sale of the Resort, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be significantly less than our earlier projections. Further, while we have provided in this report estimated adjustments to net assets in liquidation based upon the sale of the Resort and our interest in Parcel F for aggregate consideration of approximately $36.4 million, there can be no assurances that we will be able to close a sale of the Resort for a price that will allow us to realize the estimated proceeds for the Resort, if at all. Further, in the event that we are unsuccessful in negotiating the terms of a new agreement which will allow us to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less, or if we negotiate such an agreement and are unable to repurchase AEW’s preferred stock for any reason, the assets available for distribution to the holders of our common stock, and the ultimate liquidating distributions to the holders of our common stock, will be reduced by the amount of any accrued dividends through the date that we redeem AEW’s shares. Even if we are able to successfully negotiate an agreement with AEW which would allow us to repurchase AEW’s preferred stock at a price that excludes dividends on the preferred stock, we may either be unable to sell the Resort at a time or under conditions which do not permit us to exercise our option.  As a result of these factors, the estimated adjustments to net assets in liquidation provided in this report may prove incorrect and the amounts, if any, that we ultimately distribute as liquidating distributions may be significantly less than estimated.

Now that our Management Agreement with Westin is terminated, in addition to our obligation to pay termination fees to Westin, we were required to find a third party to manage the Resort or manage the Resort ourselves.  We have decided to manage the Resort ourselves.

The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement termination fee of at least $5,500,000.   As of October 31, 2006, the termination date of our Management Agreement with Westin, the termination fee is approximately $5,594,000.  See disclosure of this obligation as accrued at September 30, 2006 in note 4 to our condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.   This fee must be paid to Westin upon the earlier of (i) a sale of the Resort or (ii) March 31, 2008.  In the event that we are unable to sell the Resort by March 31, 2008 before this obligation becomes due, the payment of this fee could cause us severe liquidity problems.

We have retained substantially all of the former Westin executive management team at the Resort, with the exception of the positions of general manager and controller, although we have a contract arrangement with Westin that allows us to retain the former Resort general manager, a Westin employee, at our discretion through January 31, 2007.  Even with the experienced former Westin executive management team, we cannot guarantee that we will be as successful in managing the Resort as Westin has been because we do not have the Westin brand on the hotel and the synergies available to a global hotel chain.  Further, the successor Resort general manager, whenever that individual is named, may not be as successful at managing the Resort as the former Westin general manager.  In the event that we prove less successful than Westin or if we are unable to hire a general manager that is as skilled and qualified as the former Westin general manager, our results of operations and financial condition could be adversely affected.

If we are not able to sell the Resort and our other remaining golf property in a timely manner, obtain liquidity with respect to certain other non-real estate assets such as our note receivable, or obtain some form of additional financing, we may experience severe liquidity problems, not be able to meet the demands of our creditors, and ultimately become subject to involuntary bankruptcy proceedings.

In the event that we are unable to sell the Resort and our other remaining golf property as planned, obtain liquidity with respect to certain other non-real estates assets such as our note receivable, or obtain some form of additional financing, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if either of (i) our chief executive officer requires payment of outstanding performance milestone payments owed by us to him or (ii) our counsel demands payment before we are able to realize net cash proceeds from asset sales or financing sufficient to discharge those obligations. As of November 11, 2006, we owed our two most senior executive officers a total of approximately $1,317,000 in milestone payments and accrued interest on such milestone payments. We also owe a substantial sum in legal fees (approximately $2,861,000), including fees incurred in connection with the negotiation of agreements providing for the sale of the Resort.

Further, given that the Resort’s only source of cash is from any profitable operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to maintain positive cash flow through out 2006, we may be required to seek to provide additional capital to the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000, and $600,000 in July 2004, September 2005, November 2005, and October 2006, respectively. We also funded approximately $200,000 for the beginning phase of the technological infrastructure capital investment in October 2006.  While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections indicate that an operational cash flow shortfall of approximately $100,000 in the aggregate is likely to occur in November 2006.   Further, the Resort’s credit capacity is limited. There are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may be required to seek financing or raise further capital in order to meet our obligations when they come due. Further, we may also be required to use proceeds from the sale of our other assets to fund our operations and the operations of the Resort. There is no assurance that we will be able to obtain liquidity with respect to certain other non-real estate assets, obtain additional financing, raise further capital or that we will have sufficient proceeds from assets sales from which to draw, or that any funding that we receive will not contain restrictive covenants or other onerous terms. Additionally, we expect that the cash flow that we receive from the net operating income of the Stonehenge golf courses, if any, will not be substantial.

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

•       despite our execution of a new Management Agreement with Westin at the Resort providing for increased control by us over accounting and marketing and improved provisions governing Westin’s reporting to us, prior to October 31, 2006, we did not directly manage the Resort;

•       our Settlement Agreement with our former borrower and related agreements that we entered with Westin may prove less successful than anticipated, and the performance of the parties to the Settlement Agreement may fall short of our expectations;

•       historical uncertainty surrounding the future of the Resort and as of October 31, 2006, the absence of Westin as manager of the Resort may create uncertainty for corporate meeting planners contracting for large corporate groups, and any such uncertainty may be used as a competitive advantage against us by our competitors when marketing their hotels against the Resort; and

•       uncertainty about our ability to close the transactions contemplated in any asset purchase agreement we may execute and the transactions costs therewith.

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

The conclusion of the Company’s negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that we have secured adequate financing to demonstrate its ability to close on the transaction to repurchase all of the series A preferred stock.  As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for  subsequent quarters. We can provide no assurance, however, that a final agreement will be executed with AEW.  Further, even if we successfully execute such an agreement with AEW, we may be unable to negotiate a financing arrangement through our existing lender relationships or otherwise procure sufficient funding to permit us to exercise that repurchase right and close the repurchase prior to its expiration.  In the event that either we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to holders of our common stock.

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

The conclusion of our negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that we have secured adequate financing to demonstrate its ability to close on the transaction to repurchase all of the series A preferred stock.

As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets for the quarter ended September 30, 2006 either (i) a liability of $11,789,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to September 30, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.   Absent either an agreement by a third party to assume all or a portion of our accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of our preferred dividend obligations, (neither of which have occurred), we will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends.  Any preferred dividends which we are required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share.  As of September 30, 2006, if we were required to pay AEW accrued dividends through that date, our liquidating distributions would be reduced by $1.63 per common share or OP unit of the Operating Partnership outstanding on that date.

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

On July 15, 2004, we entered a Settlement Agreement with our former borrower relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort we made to an unaffiliated borrower. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations. In 2005, we funded $1,050,000 and in 2006, we funded $600,000 to address seasonal cash flow shortfalls plus we funded approximately $200,000 for the beginning phase of the technological infrastructure capital investment in October 2006.. We expect that additional intercompany advances totaling approximately $100,000 in the aggregate may be necessary by December 31, 2006 to fund projected operating cash shortfalls.

Although the revenues of the Resort have begun to increase since we took title to it, we can provide no assurance that the Resort’s future performance will continue to show improvement. If we do not continue to improve the Resort’s financial performance, our recovery with respect to this asset might be significantly delayed or fail. A delay in our recovery of the Resort might reduce the net proceeds that we ultimately receive upon a sale of the Resort to less than our current estimate of the Resort’s fair value (approximately $36.4 million including our interest in certain real estate), and we may be forced to use funds that otherwise might be distributed to our stockholders, if any, to fund cash shortages of the Resort, causing our liquidating distributions to holders of our common stock to be substantially reduced. Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which may be materially optimistic and subject to adverse change. We can provide no assurance of success under the Settlement Agreement, or the future success of the Resort.

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

Our ability to consummate sales transactions for our other interests in golf courses depend to a large extent upon the experience and abilities of our two most senior executives, W. Bradley Blair, II, our chief executive officer and president, and Scott D. Peters, our senior vice president and chief financial officer, and their experience and familiarity with our assets, our counter-parties and the market for golf course sales. Mr. Blair and Mr. Peters are currently serving us on a reduced schedule basis. We believe our liquidation has progressed to the point that the resignation of one, but not both, of our executives would not likely cause significant adverse consequences to the Company and the amount of liquidating distributions to the holders of our common stock. However, a loss of the services of both of these individuals could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

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

Our ability to complete the plan of liquidation in a timely manner as soon as reasonably practicable also depends on our ability to retain our key non-executive employees, in particular our controller. Those employees may seek other employment rather than remaining with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

If we are unable to consummate a sale of the Resort or our other remaining golf courses at our revised estimates of their respective values, our liquidating distributions might be delayed or reduced.

In addition to the four golf courses at the Resort, we have one other property (or two eighteen-hole equivalent golf courses). In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining property at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining property may exceed the prices we eventually receive. At December 31, 2005, we recorded a $2.421 million write-down in the value of the Resort to $36.4 million (including our interest in certain real estate) based on market indications of interest. Should we not be able to find a buyer at our current carrying value, in order to find a buyer in a reasonably expeditious manner, we might be required to lower our asking price for the Resort and our other remaining property below our estimate of their fair value. If we are not able to find new buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

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

In some golf course sales, we may agree to receive promissory notes from the buyer as a portion of the purchase price. Promissory notes are often illiquid. If we are not able to sell the promissory note without a great discount, or in the case of a short-term note, if we hold it to maturity and the maker ultimately defaults, our liquidating distributions might be reduced.  We currently do not have any outstanding notes receivable.

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

Before making the final liquidating distribution to the holders of our common stock, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial. Our board may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based upon market prices prevailing at the time of any such purchase. In addition, if we form a liquidating trust, we expect to have additional expenses in connection with the formation thereof and for such for items such as insurance for the trustees. We have estimated such transaction costs in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions will be lower than we have historically projected, and perhaps by substantial amounts.

The holder of our series A preferred stock might exercise its right to appoint two directors to our board of directors, which might result in decisions that prejudice the economic interests of our common stockholders in favor of our preferred stockholders.

We entered into a voting agreement with the holder of our series A preferred stock, AEW, pursuant to which the holder agreed to vote in favor of our plan of liquidation. The voting agreement provided that if we failed to redeem our series A preferred stock by May 22, 2003, the holder of the series A preferred stock would be entitled to require us to redeem the series A preferred stock. We received such a demand from the holder of our series A preferred stock on May 23, 2003; however, we do not have cash available to redeem the holder of our series A preferred stock. Our default in making a timely redemption payment gives the holder of our series A preferred stock the right under the voting agreement to appoint two new directors to our board. Our series A preferred stock charter also gives the holder of our series A preferred stock the right to elect two new directors if and when dividends on its series A preferred stock are in arrears for more than six quarters. We have not paid a quarterly dividend since the dividend paid for the second quarter of 2001. These director election rights are not cumulative, which means that the holder of our series A preferred stock may elect two, but not four, new directors. The current holder of our series A preferred stock, AEW, informed us previously that it does not currently intend to exercise its director election rights. However, it might decide to exercise such right at any time in the future. The appointment of such directors to our board might reduce the efficiency of our board’s decision-making or result in decisions that prejudice the economic interests of the holders of our common stock in favor of the holder of our series A preferred stock.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

As we contemplate the sale of our remaining assets and the wind-up of the Company, as contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. Our stockholders would receive interests in the liquidating trust, our corporate existence would terminate and our shares would no longer trade publicly. The plan of liquidation prohibits us from contributing our assets to a liquidating trust unless and until our series A preferred stock has been redeemed in full or until such time as it consents to such a contribution.

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

Our common stock may be de-listed from American Stock Exchange, which would make it more difficult for investors to sell their shares.

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

We cannot assure you that we will be able to maintain our listing on Amex, or predict the degree to which an involuntary delisting would harm our business and the value of your investment. If our common stock were to be de-listed from Amex, either as a result of voluntarily action by us or by Amex because we no longer meet the Amex listing standards, it could severely limit the liquidity of the common stock and your ability to sell our securities in the secondary market.

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

The hotel industry is cyclical in nature. Our business has historically been weaker during the third quarter of each year. In the event that we suffer from reduced bookings as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the third quarter of each year, increasing the disparity between our results in the third quarter as compared to other quarters. This increased cyclicality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort’s fixed costs being offset by revenue during the third quarter.

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

•       disputes with the managers and former managers of the Resort which may result in litigation;

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

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.  Now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin.   Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million of which we funded $200,000 in October 2006.  Additionally, there are risks associated with transferring the data and ensuring that there are no interruptions in the operations of the Resort.  There are no assurances that such technological components can be identified, purchased and implemented in a cost effective and efficient manner.

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished. These expenditures result in an ongoing need for cash. From time to time, it may also be necessary to undertake material capital expenditure projects at the Resort such as the upgrading of the technological infrastructure at the Resort. To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations.

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

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While we believe that the January 6, 2006 ruling is a favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits have the right to appeal or otherwise challenge that ruling. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. Since the filing of that notice, the plaintiffs/appellants have filed their initial appellate brief and the defendants/appellees, including GTA-IB, LLC have filed their answer brief.  The plaintiffs/appellants will have an opportunity to file a reply brief to defendants/appellees’ answer brief.  As of November 11, 2006, no such reply brief was filed.

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

Our golf course operations at the Resort are currently dependent upon an outside manager, and if this manager is less successful than expected, the Resort’s results of operations could be adversely affected, potentially in a material way.  We have until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.   If we elect to terminate this outside manager, the Resort’s results of operations could be adversely affected.

Troon continues to manage the golf facilities at the Resort pursuant to a facility management agreement with us. In the event that this third party manager fails to perform under its facility management agreement as expected, or in the event it defaults on its obligations to us, the Resort’s results of operations could be adversely affected, potentially in a material way.  We have until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.  If we elect to terminate this outside manager, the Resort’s results of operations could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously reported, on July 21, 2003 we defaulted on our obligation under our voting agreement with the holder of our series A preferred stock to redeem the series A preferred stock within 60 days of the holder’s May 23, 2003 demand. As a result, the aggregate series A preferred stock dividend rate increased from $462,500 per quarter to $625,000 per quarter and the series A preferred stock holder has a right to appoint two directors to our board of directors. The series A preferred stock holder has that same right under our charter document relating to the series A preferred stock because we have not paid a series A preferred stock dividend since the third quarter of 2001 and such right arises when the series A preferred stock dividends are in arrears for six or more quarters. The holder of our series A preferred stock has informed us that it does not currently intend to exercise that right. However, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement).

On April 12, 2006, we entered into a new option agreement with AEW in which AEW (now expired) grants us the option, exercisable by us in our sole discretion, to purchase on or before June 30, 2006, all 800,000 shares of the our series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the series A preferred stock charter document, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of the series A preferred stock as of our exercise of the option for a price of $20,000,000. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement expired pursuant to its terms on June 30, 2006.  The conclusion of our current negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that we have secured adequate financing to demonstrate its ability to close on the transaction to repurchase all of the series A preferred stock.  At the present time, we have not executed a binding agreement with AEW.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2006.

ITEM 5. OTHER INFORMATION

Termination of Westin Management Agreement

On July 29, 2004, the Company’s subsidiary GTA-IB, LLC (the “owner”) entered in to a new Management Agreement (the “Management Agreement”) with Westin Hotel Management L.P., successor in interest to Westin Management Company South (the “Westin”).  The Management Agreement provides, among other things, that Westin shall manage the resort known as “The Westin Innisbrook Golf Resort” located near Tampa, Florida (the “Resort”).  By mutual agreement, on September 28, 2006, the owner, Westin and the Company, as guarantor, entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the owner and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, the owner will deposit $600,000 in the Resort’s operating account to be used in part to pay to Westin certain fees and charges accrued under the Management Agreement and which are expected to approximate this amount; (ii) on or prior to the earlier of March 31, 2008, or sale of the Resort by the owner, the owner will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, estimated at $5,600,000; and (iii) Westin will permit the owner to continue to access Westin’s “SAP” accounting system for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000.  The owner plans to independently manage the Resort as of the Termination Date and no longer use the Westin brand or their reservation system.

The foregoing summary of the material terms of the terminated Management Agreement does not purport to be complete and is qualified in its entirety by reference to the Management Agreement, which is filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 29, 2004, and the Termination Agreement, which is filed as Exhibit 10.39 to our Current Report on Form 8-K filed on October 3, 2006.

Amendment of Scott Peters’ Employment Agreement

On September 29, 2006, Golf Trust of America, Inc. (the “Company”) executed a letter (the “Letter Amendment”) with Scott D. Peters, the Company’s Chief Financial Officer and Secretary, extending the fixed Date of Termination of the Modified Schedule of Mr. Peter’s employment pursuant to the Fourth Amended and Restated Employment Agreement between Mr. Peters and the Company (the “Employment Agreement”) from September 30, 2006 to April 30, 2007. As a result of the Letter Agreement, Mr. Peter’s employment will be terminated at April 30, 2007, unless earlier terminated by the Company or by Mr. Peters for Good Cause (as defined in the Employment Agreement) as applicable. The Employment Agreement remains in full force and effect, except as expressly modified or amended by the Letter Amendment.

The Letter Agreement also provides that the Company shall pay to Mr. Peters the remaining $82,615 balance of the performance milestone described in Section 4.A.(a) of the Employment Agreement, plus accrued interest, no later than April 30, 2007 or the earlier termination of his employment pursuant to Section 5.A. of the Employment Agreement.

A copy of the Letter Amendment is included as Exhibit 10.33.3 to our Current Report on Form 8-K, filed on October 2, 2006, and is incorporated herein by reference.  The foregoing description of the Letter Amendment is qualified in its entirety by the contents of the Letter Amendment.

Nomination of Messrs. Loeb and Toor

On October 9, 2006, Golf Trust of America, Inc. (the “Company”) issued a press release announcing that on October 5, 2006, the Company had entered into a Letter Agreement (‘the “Letter Agreement”) with Jan H. Loeb and Nauman S. Toor (collectively, the “Director Candidates”) under which, among other things, the Company agreed (i) to increase the number of members of its board of directors to seven, consisting of three Class I directors, the term of which expires at the 2006 Annual Meeting, two Class II directors, the term of which expires at the 2008 Annual Meeting and two Class III directors, the term of which expires at the 2007 Annual Meeting; (ii) to include (and recommend the candidacy of) Mr. Loeb in the board of directors’ slate of three nominees for potential election as Class I directors at the 2006 Annual Meeting and provide Mr. Loeb with substantially the same assistance that the Company provides the other board candidates, with respect to such election, and (iii) to nominate (and recommend the candidacy of) Mr. Toor as the only candidate for potential election as an additional Class III director of the Company at the 2006 Annual Meeting to fill the vacancy created by the increase in the number of Class III directors from one to two (and to serve for a term expiring at the 2007 Annual Meeting) and, for purposes of the Company’s proxy solicitation, provide Mr. Toor with substantially the same assistance that the Company provides the other board candidates.

Pursuant to the terms of  the Letter Agreement, the Board Candidates shall not, and each will not authorize or knowingly permit his affiliates and associates to, (i) solicit proxies or engage in a proxy contest with respect to the election of directors or any other proposal to be considered at the 2006 Annual Meeting on November 17, 2006 or present any proposal for consideration at such annual meeting of stockholders, or (ii) encourage any other person or entity to solicit proxies or engage in a proxy contest with respect to the election of directors or any other proposal to be considered at the 2006 Annual Meeting or present any other proposal for consideration at the 2006 Annual Meeting.  In the Letter Agreement, Mr. Loeb also withdrew in its entirety his letter dated August 23, 2006 which provided notice to the Company of Mr. Loeb’s intention to nominate Messrs. Loeb and Toor for election as directors at the 2006 Annual Meeting (in lieu of Messrs. Ream and Wax) and to introduce at the 2006 Annual Meeting certain other matters pertaining to declassifying our board of directors.  The Board Candidates also agreed in the Letter Agreement that they and their affiliates would immediately cease all efforts, direct or indirect, in furtherance of Mr. Loeb’s proposals and any related solicitation, and any other action to obtain or influence control of us, and shall not vote, deliver or otherwise use any proxies heretofore obtained in connection with Mr. Loeb’s proposals.

In addition, the Board Candidates each acknowledged in the Letter Agreement that the Company’s stockholders have previously approved and adopted  the Plan of Liquidation, and that the Company’s board of directors intends to conduct the Company’s operations in a manner consistent with the Plan of Liquidation, unless or until its board of directors and its stockholders approve otherwise.  The Board Candidates also agreed to act in a manner consistent with and in furtherance of the Plan of Liquidation as approved by the Company’s  stockholders, unless or until the Company’s board of directors and its stockholders approve otherwise.  The Letter Agreement provides that despite the restrictions described above, any of the Company’s directors may propose to the Company’s board of directors for its preliminary consideration (subject to approval by the Company’s stockholders) a modification to the Plan of Liquidation.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: November 14, 2006	By:	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Scott D. Peters
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

10.1.4****	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through November 11, 2006.

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

10.33.3+

Letter Agreement, dated as of September 29, 2006, amending the fourth amended and restated employment agreement of Scott Peters (previously filed as Exhibit 10.33.3 to our company’s Current Report on Form 8-K, filed October 2, 2006, and incorporated herein by reference).

10.34*

Letter Agreement, dated March 24, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.34 to our company’s Annual Report on Form 10-K filed March 30, 2005, and incorporated herein by reference).

10.35*
Option Agreement, dated May 6, 2005, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.35 to our company’s Current Report on Form 8-K filed May 9, 2005).

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

10.39

Termination and Release Agreement by and between Golf Trust of America, Inc., GTA-IB, LLC, and Westin Hotel Management L.P., as successor in interest to Westin Management Company South, dated September 28, 2006 (previously filed as Exhibit 10.39 to our company’s Current Report on Form 8-K filed October 3, 2006 and incorporated herein by reference).

10.40

Letter Agreement by and between Golf Trust of America, Inc. and Messers. Jan H. Loeb and Nauman S. Toor, collectively, the “Director Candidates,” dated October 5, 2006 (previously filed as Exhibit 10.40 to our company’s Current Report on Form 8-K filed October 3, 2006 and incorporated herein by reference).

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