Form 10-K
period 2006-12-31
GOLF TRUST OF AMERICA INC
filed 2007-04-02
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

On March 26, 2007, the registrant Golf Trust of America, Inc., or GTA, had 7,317,163 shares of its common stock outstanding. On June 30, 2006, which was the last business day of GTA’s most recently completed second fiscal quarter, GTA’s public float was approximately $6,476,326 (based on 7,276,771 shares of common stock then held by non-affiliates and a closing price that day of $0.89 per share of common stock on the American Stock Exchange). These public float calculations exclude shares held on the stated dates by GTA’s officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

Documents Incorporated By Reference: Certain exhibits to GTA’s prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 114.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2006
TABLE OF CONTENTS

i

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated annual report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict when we will complete our plan of liquidation, which is substantially dependent on business activity levels at the Innisbrook Resort and Golf Club, or the Resort,  and the ultimate sale thereof. Accordingly, our projections in this annual report, particularly as they may pertain to the Resort and the completion of our plan of liquidation, are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this annual report, which you should review carefully.

ii

PART I

ITEM 1. BUSINESS

Significant Events since the filing of our last Quarterly Report

Significant events occurring since November 14, 2006 (the filing date of our Form 10–Q for the third quarter of 2006) include:

•       On November 17, 2006, at the annual meeting of our stockholders, two new directors were elected to our Board of Directs, Mr. Jan H. Loeb and Mr. Nauman Toor. See further discussion below in Part II, Item 9B and Part III, Item 10 of this annual report.

•       On December 28, 2006, we, together with our operating partnership, Golf Trust of America, L.P. (“GTA, LP”) and wholly owned subsidiary GTA-IB, LLC (“GTA-IB”) entered into a First Amendment to Defense and Escrow Agreement (the “Amendment”) with Golf Host Resorts, LLC (formerly Golf Host Resorts, Inc.), (“GHR”) and Chicago Title Insurance Company (the “Escrow Agent”). The Amendment, among other things, amends the distributions from a sale of Parcel F, a tract of undeveloped land located within the Resort, under the Defense and Escrow Agreement to reduce the distributions to us from the purchaser by $710,000.  The original Defense and Escrow Agreement was included as Exhibit 10.2 to our Current Report on Form 8-K which was filed on July 29, 2004.

In connection with the execution of the Amendment, we entered into a Loan Satisfaction and Termination of Assignment of Defense and Escrow Agreement (the “Loan Satisfaction Agreement”) with Elk Funding, LLC (“Elk Funding”) which provided, among other things, that (i) GHR shall receive $710,000 pursuant to the terms of the Amendment (which occurred on or about December 28, 2006) (ii) our obligations to Elk Funding under Note A shall be deemed to be paid in full and satisfied, including all accrued interest, (iii) the loan documents between us and Elk Funding shall be deemed terminated and neither party shall have further obligations under such documents, and (iv) the Assignment of Defense and Escrow Agreement and the security interest created by such agreement shall be deemed terminated. The First Amendment to Defense and Escrow Agreement by and between us, GTA, LP, GTA-IB, GHR and Escrow Agent and  the Loan Satisfaction and Termination of Assignment of Defense and Escrow Agreement between us and Elk Funding, LLC were included as Exhibit 10.24.2 and Exhibit 10.29.2, respectively, to our Current Report on Form 8-K which was filed on January 4, 2007, and are incorporated herein by reference. The description of the Amendment and the Loan Satisfaction Agreement are qualified in their entirety by the contents thereof. Note A, Note B (which was previously repaid by us) and the loan agreement relating to both notes were included as Exhibit 10.7 to the Company’s Current Report Form 8-K which was filed on July 29, 2004.

See a detailed discussion below in Part II, Item 9B of this annual report.

•       On December 28, 2006, GHR and Parcel F, LLC, the purchaser of Parcel F, entered into the Second Amendment to the Amended and Restated Agreement for the Sale and Purchase of Real Property—Parcel F between GHR and Parcel F, LLC, to which we are not a party, but such amendment eliminated seller financing and certain reductions from the purchase price related to the number of permitted condominium units to be built on Parcel F and resulted in a write-up of the estimated fair value of our interest in Parcel F of approximately $1,410,000 to $2,900,000.  Parcel F, LLC has sixty days from the final appeal court decision on the Land Use Lawsuits (see related discussion in the third bullet below) to close on the purchase of Parcel F or Parcel F will be marketed to potential new buyers.  If that were to occur, the terms of Amended Defense and Escrow Agreement and the Parcel F Development Agreement would continue to be applicable to the purchase contract of any new buyer of Parcel F. Upon the closing of the sale of Parcel F, we currently expect to receive proceeds of approximately $2,900,000.

•       On February 4, 2007, Mr. Scott D. Peters notified us that, due to personal reasons related to his obligations and commitments to another employer, he was resigning as Chief Financial Officer, Senior Vice President, Secretary, and Director of our company, effective February 5, 2007. Mr. Peters’ remaining milestone payment, pursuant to his existing employment agreement, of approximately $83,000, plus accrued interest, remains due and payable by us to him. On February 6, 2007,  Ms. Tracy S. Clifford, formerly our Controller, was appointed Principal Accounting Officer and on February 20, 2007, Ms. Clifford was appointed our Secretary. See further discussion below in Part II, Item 9B of this annual report.

•       On February 22, 2007, we sent Troon Golf LLC, or Troon, a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement. The Company intends to manage the golf operations internally following the termination of the Troon management agreement.

•       On February 28, 2007, the Second District Court of Appeal affirmed per curium, or by the whole court instead of just one judge, the Circuit Court judgment in favor of us, the defendants in the Land Use Lawsuits and denied the plaintiffs-appellants’ motion for attorney fees.  On March 14, 2007, the plaintiffs-appellants filed a motion requesting that the Appeal Court rehear their claims. The Court has not yet responded to this motion. If the Court rejects the plaintiffs’ request to rehear their claims, then the buyer of Parcel F must close on the purchase of Parcel F within sixty days or GHR will seek a new buyer. If the sale of Parcel F closes, our estimate of the net proceeds that we will receive pursuant to the Amendment shall be approximately $2,900,000 as noted above. See further discussion below in Item 3 of this annual report under the caption “Land Use Lawsuits” and in Item 1A of this annual report under the caption “Risk Factors.”

•       In the Young lawsuits, a hearing on the GTA Defendants’ motion for summary judgment to attempt to eliminate the plaintiffs’ civil conspiracy claim against the GTA Defendants was held on November 8, 2006. The judge took the matter under advisement and on March 1, 2007, the U.S. District Court granted the GTA Defendant’s Motion for Summary Judgment (as to the plaintiffs’ claims). As of March 26, 2007, the plaintiffs have no remaining claims against any of the GTA Defendants.  See further discussion under Item 3, Legal Proceedings of this annual report..

•       The conclusion of our negotiations with AEW, which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less, is pending evidence or confirmation of an executed sale agreement for the Resort that will demonstrate our ability to close on the transaction to repurchase all of the series A preferred stock. As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters. In the event that either, we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement that we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability (approximately $12,522,000 from July 1, 2001 through December 31, 2006, plus $625,000 per quarter for preferred dividends accruing from January 1, 2007 through the date that we are able to redeem AEW’s series A preferred stock), reducing our liquidating distributions to holders of our common stock. See further discussion below under the caption “Risk Factors,” in Item 1A of this annual report and in Notes 11 and 15 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

•       See discussion below under the caption “Current Strategic Choices” for a summary of our historical and ongoing efforts to liquidate all of our assets and wind up the company and the choices we are currently considering.

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

We had no significant operations prior to our initial public offering of common stock in February 1997. From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Innisbrook Resort and Golf Club, or the Resort, which is located near Tampa, Florida. The Resort served as collateral for a $79 million participating mortgage loan that our operating partnership made to Golf Host Resorts, Inc., the owner of the Resort from the date of our mortgage loan until we acquired ownership of the Resort through a negotiated settlement on July 15, 2004.

As described in more detail below, on May 22, 2001 our stockholders approved a plan for our complete liquidation and eventual dissolution. Accordingly, we are engaging in an ongoing liquidation of our assets. At this time, we can provide no assurance as to when we will complete this plan of liquidation.

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

Our board’s decision to adopt the plan of liquidation followed a lengthy process in which our board and management reviewed different strategic alternatives with the goal of maximizing stockholder value subject to further approval of our stockholders. Our board of directors will continue to monitor and evaluate all of our options (including an entity sale, recapitalization, joint venture or sale of the remaining assets as a whole) from time to time in its efforts to preserve stockholder value or to further implement the plan of liquidation. We continue to negotiate with prospective buyers of the Resort and our remaining golf course assets. As of the filing date of this annual report, we have not entered into definitive agreements for the sale of either the Resort or Stonehenge.  See further discussion below under the caption, “Current Strategic Choices.”

Loss of REIT Status

We initially qualified as a real estate investment trust, or a REIT, but we lost our REIT status in 2002. Under the Internal Revenue Code, or the Code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, we will be subject to federal income tax on any net taxable income we earn (or net taxable gain we realize) throughout the remainder of our liquidation.

During 2006, our operations resulted in a loss for income tax purposes. Therefore, no income tax will be due on our 2006 operating revenues or our proceeds from 2006 golf course asset sales. Additionally, based on our current projections and the availability of our net operating loss carry-forwards, we do not anticipate that we will incur any federal income tax liability throughout our liquidation, at least unless or until we convert into a liquidating trust, as discussed in Item 1A below under the caption “Plan of Liquidation—Potential Use of a Liquidating Trust Related Income Tax Risks to Our Stockholders.” However, these projections are based on current estimates and assumptions about the future progress of our liquidation. Our actual results and tax liability could vary materially from our projections. As a result, we could generate positive taxable income in future taxable years, which would likely cause us to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions to our common stockholders.

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

Our operating partnership, through its subsidiaries, is the legal owner of our golf courses and the Resort. GTA GP, Inc. is the sole general partner of the operating partnership and GTA LP, Inc. is a limited partner of the operating partnership. As of March 26, 2007, GTA held 100% of the common interest in the operating partnership, through its wholly-owned subsidiaries. GTA also owns all of the series A preferred interests in the operating partnership through its subsidiary, GTA LP, Inc.

The Resort

We were the lender under an original principal balance $79 million non-recourse loan. That loan was secured by a first mortgage on the Resort. The mortgage did not include the privately owned condominium units at the Resort. The Resort, located near Tampa, Florida, is a destination golf resort that includes four high-end golf courses and adjacent condominium and conference facilities. Our operating partnership originated this loan in June 1997. Golf Host Resorts, Inc., referenced in this report as our former borrower or GHR, owned the Resort (other than the condominium units) and entered into an arrangement with many of the parties who own condominium units at the Resort. Under this arrangement, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. There are no separate hotel rooms. This group of condominiums is referred to in this report as the “Rental Pool.” Approximately 27% of the 485 participating Rental Pool condominium units have internal lockout doors, which allow the rental of the condominium unit as two hotel rooms. As a result of these lockout master bedroom units, the 485 participating condominium units represent a total of 614 hotel rooms that may potentially participate in the Resort’s Rental Pool. Accordingly, maintaining condominium owner participation in the Rental Pool is critical to the continued economic success of the Resort.

Our former borrower became delinquent in its payments of interest in late 2001. From the time of our former borrower’s default until July 15, 2004, we sought to resolve complex open issues in furtherance of a negotiated foreclosure or settlement with our former borrower to mitigate further negative impact to the Resort. On July 15, 2004, we entered into a Settlement Agreement with our former borrower, and Westin, Troon and other parties, and obtained fee simple title to the Resort real property and personal property (including all accounts) and took over all operations at the Resort through our newly-formed subsidiary, GTA-IB, LLC. The Settlement Agreement and other documents executed concurrently with our assumption of the title and operations of the Resort were included as exhibits 10.1 to 10.8 to our current report on Form 8-K filed July 29, 2004.

As a result of the settlement, the financial results of GTA-IB, LLC, our subsidiary that holds title to the Resort, are consolidated in our financial statements.

Our former borrower also entered into an agreement with Troon, which provided that Troon would manage the golf courses, and an amended management agreement, or Management Agreement, with Westin Management Company South, or Westin, which provided that Westin would manage the condominium unit Rental Pool and the conference facilities. As previously disclosed in our Form 10-Q for the third quarter of 2006 filed on November 14, 2006, by mutual agreement, on September 28, 2006, we, as guarantor, our subsidiary, GTA-IB, LLC, as owner, and Westin entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which we and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”). In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, we were obligated to deposit (and did deposit) $600,000 in the Resort’s operating account to be used in part to pay to Westin certain fees and charges accrued under the Management Agreement which are expected to approximate this amount, (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by us, we will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, estimated at $5,600,000, and (iii) Westin will permit us to continue to access Westin’s “SAP” accounting system for the operation of the Resort until March 31, 2007 for a total charge of $6,000. We have implemented a new accounting system effective January 1, 2007. We have been independently managing the Resort since the Termination Date and currently plan to continue to do so until the sale of the Resort.  See discussion regarding the current status of the Troon agreement above under the caption, “Significant Events since the filing of our last Quarterly Report.”

Rental Pool

In addition to the current Rental Pool agreement dated January 1, 2002, GHR agreed with the condominium owners association that GHR would reimburse 50% of the refurbishment costs invested in the condominium units by the condominium owners plus interest on those costs accrued at 5% per annum. This amount will be reimbursed to participating condominium owners, or transferees who receive a condominium unit from a participating owner, over the five-year period beginning in 2005 as reflected in the table below. The full reimbursement attributable to each unit is contingent on the unit remaining in the Rental Pool from the date of the refurbishment of such unit through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will abate until such time as the number of units in the Rental Pool is again 575 or more. The refurbishment of 617 Rental Pool units was completed as of September 30, 2003.  In addition, GTA IB agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. As of March 26, 2007, 614 units were participating in the Rental Pool. Minimum undiscounted principal and interest payments on the refurbishment program are as follows:

	Principal	Interest
	(in thousands)	(in thousands)
2007	1,424	234
2008	1,790	154
2009	2,150	55
2010.	18	1
Thereafter.	51	1
Total	$5,433	$445

Estimated Value

In our prior filings with the Securities Exchange Commission we stated that our assessment of the Resort’s fair value might decline at some future date, based on facts and circumstances prevailing at that time, and that the Resort might be written-down in future periods.

Our net investment in our subsidiary of GTA-IB, LLC was recorded at $39.24 million at the date of acquisition; however, the net investment has been reduced in the normal course of operations by a cumulative net operating loss so that the carrying value was $38.821 million at December 31, 2005, prior to the year-end write-down. Based on market indications of interest obtained in the Resort sales process then managed by Houlihan Lokey, our then financial advisor, the combined estimated fair value of the Resort’s resale value as a going concern and our interest in Parcel F at December 31, 2005 was $36.4 million. Therefore, we recorded a write-down of $2.421 million at December 31, 2005. As previously noted above under the caption ““Significant Events since the filing of our last Quarterly Report,” the estimated fair value of our interest in Parcel F was written up by $1,410,000. The estimated fair value of our interest in Parcel F is now $2,900,000 (previously Parcel F was carried at gross fair value of $2,200,000 less collateralized debt of approximately $800,000 including accrued interest). The adjusted proceeds that we now expect to receive upon the closing of a sale of Parcel F are $2,900,000 and the collateralized debt in the form of the Elk Funding note payable has been satisfied and terminated. See Part II, Item 9B for further discussion.  We believe the estimated fair value of the Resort remains at $35.0 million. Thus, this results in a combined estimated carrying value of he Resort’s resale value as a going concern and our interest in Parcel F at December 31, 2006 of $37.9 million. We face the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the Resort’s fair value may change, and the asset may again be written-down. See further discussion of the risks that we face relating to the Resort under the heading “Risk Factors.”

Letters of Intent and Purchase Agreements

As of March 26, 2007, while negotiations for the sale of the Resort are ongoing with potential purchasers,, we have not entered into definitive agreements for the sale of either the Resort or Stonehenge. We can provide no assurances as to whether or when we may enter any such agreements or whether we can sell our assets at our estimates of fair value.

For further discussion of the current status of the sale of the Resort, see discussion below under the caption “Current Strategic Choices” and in Item 1A of this annual report under the caption “Risk Factors.”

Current Strategic Choices

On January 21, 2005, in the interest of seeking to accelerate the completion of our liquidation, we engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as our then exclusive financial advisor to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, a merger or otherwise in order to allow it to maximize value to our stockholders. In addition,  we may pursue financing or equity investment in furtherance of the plan of liquidation. In this annual report, we refer to the type of transaction discussed in the prior two sentences as an exit transaction. The initial term of Houlihan Lokey’s engagement was nine months which was subsequently extended on a month-to-month basis . Since an exit transaction had not occurred, we terminated our month-to-month engagement with Houlihan Lokey on June 29, 2006. The period during which Houlihan Lokey might have still been owed a transaction fee if a closing of an exit transaction were to occur under certain circumstances expired on February 28, 2007.

The terms of our series A preferred stock and our agreements with AEW prohibit us from making any further distributions to common stockholders until the series A preferred stock is redeemed in full. After our series A preferred stock has been redeemed in full, we anticipate making one or more liquidating distributions to the holders of our common stock. However, we can provide no assurance that the net proceeds of our asset dispositions will be sufficient to redeem our series A preferred stock whether or not we sell the Resort.

For a period of time during the early stage of the Houlihan Lokey engagement, our board of directors also formed a Special Committee comprised of all three of its then three independent directors to consider certain matters relating to the liquidation and financial advisor services in evaluating an exit transaction. We continue to negotiate with prospective buyers of the Resort and believe we are currently faced with the strategic choices outlined below. As of the filing date of this annual report, we have not entered into a definitive agreement for the sale of the Resort and can provide no assurance when or if we will.

Since we adopted the plan of liquidation in May 2001, we believe we have made significant progress in liquidating our assets. We have successfully closed on the sale of 32.0 of the 34.0 properties that we owned leaving the Innisbrook Resort and Golf Club and the Country Clubs of Wildewood and Woodcreek still remaining in our portfolio. Over the years, we have had numerous parties approach us either directly or through our then financial advisors, Bank of America and Houlihan Lokey, expressing an interest in purchasing the Resort. However, after substantial efforts to sell the Resort (including, engaging with third parties in negotiating various types of purchase and sale agreements, property tours, due diligence, negotiations with AEW, among other efforts), only a single transaction led to an executed purchase and sale agreement. That purchase and sale agreement was executed on or about October 25, 2005 and was subsequently terminated. In our view, other prospective buyers declined to proceed because of the complexity of the asset or our preferred price; and we declined to proceed with a number of prospective buyers because of their unwillingness to meet our pricing expectations or because of our concerns regarding their financeability or credibility issues, among other problems.

Moreover, since we adopted the Plan of Liquidation, a number of events have occurred, including, the following; we took title to the Resort from our borrower in July 2004; the Westin Management Agreement was terminated on October 31, 2006; we are currently negotiating terms to terminate the Troon Management Agreement; and we have sought to reposition the Resort as an independently owned and operated resort and golf club based upon the foregoing.

We are currently negotiating various letters of intent and purchase and sale agreements with various parties. Additionally, we are currently seeking to execute a purchase and sale agreement and close a transaction by June 30, 2007, however, we can provide no assurance that our objectives will be met in this regard or at all. Moreover, we can provide no assurance that if we enter a purchase and sale agreement with respect to the Resort that it will be at a price equal to our estimate of fair value.

We believe it has been difficult to sell the Resort for a variety of reasons, including among others, the instability of the former owner and the market’s perception of such instability on the Resort as a viable, well-run operating business. However, absent the constraints of a Management Agreement, we believe the Resort is slowly re-establishing the Innisbrook brand that was very successful prior to the first management agreement with Hilton in 1993 . The Resort just hosted in early March 2007 the PGA PODS Championship and when coupled with the national telecast of the event for four days was, we believe generally perceived as a great success for the Resort’s reputation. We believe the Resort is currently positioned to gain back marketshare that it has lost over the years. Golf package revenue growth continues to be strong with group meeting revenue growth a longer and slower process. However, in order to achieve faster growth from group meeting revenue, we believe a spa must be constructed at the Resort. We believe this investment, along with other more minor capital improvement and deferred maintenance projects, would help to return the Resort and the Innisbrook brand to its historical  national recognition and success.. These projects require capital which because of the Resort’s troubled past and our prolonged plan of liquidation is not available internally.

If we are unable to execute a satisfactory purchase and sale agreement for the Resort and to achieve a transaction structure that allows us to meet our obligations to AEW, our Board may consider alternatives to the Plan of Liquidation. Those alternatives will all require approval by our stockholders through a new proxy statement. The alternatives may include, among others, a recapitalization of the Company or a joint venture of the Resort. The goal of a recapitalization or joint venture would be to first payoff AEW at an acceptable discounted amount and, secondly, to invest in significant capital improvements at the Resort which could potentially realize recovery of some of the historical Resort value over a reasonable period of time. If approved by the stockholders, we could not assure the outcome of these alternatives or the probability or timing of completing any such a transaction.

Our board is currently considering the advantages and disadvantages of establishing a finite timeline to execute a purchase and sale agreement with a qualified buyer and requiring a non-refundable deposit by a specified date (i.e., April 30, 2007) or if that is not achieved the Resort will be taken off the market and a new proxy statement submitted to our stockholders for approval. We do not believe that we can continue to entertain indications of interest from buyers if our stockholders elect to pursue a recapitalization or joint venture because we will need to focus our efforts on the success of the return on investment for the parties to such a transaction and not be diverted by indications of interest that may likely not result in an executed purchase and sale agreement. If a firm timeline is established, this will also inform the current interested parties that we must all move expeditiously to an end result instead of continued prolonged negotiations that tax our limited resources.

Our board has currently taken this matter under advisement and is studying the advantages and disadvantages of this proposed strategy. Until that decision is formally proposed and voted on, we will continue to seek to sell the Resort but only for a price we deem in the best interest of our stockholders. We will also seek to obtain short-term working capital to manage any shortfall in operating costs and minimum capital replacement and improvement needs that may occur in this process. See additional discussion in Item 1A of this annual report under the caption “Risk Factors.”

Additionally, see the discussion below under the caption “Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders” which will be relevant if our remaining assets are transferred to a liquidating trust.

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

No New Range of Liquidating Distributions.   We have recorded the value of our golf courses and the Resort (discussed in detail in an earlier section titled “Estimated Value/Amount of Write-Down”), at our current best estimates of fair value. While we are not providing a new range of liquidation distributions, based on the fact that we now have title to the Resort and are continuing to pursue our stockholder-approved plan of liquidation, we have accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets. See the discussion above under the caption “Significant Events since the filing of our last Quarterly Report” regarding the potential impact on any liquidating distributions of the unaccrued dividends on AEW’s series A preferred stock.

The liquidation value of our net assets at December 31, 2006 is discussed in further detail below. However, we can make no assurances that our remaining assets will be sold in accordance with the timeline contemplated nor as to the accuracy of our projections of their operating performance. Our current projections are based upon an exit transaction closing on or before June 30, 2007. We can make no assurances that AEW will continue to negotiate regarding a purchase option in the event that an exit transaction has not closed by June 30, 2007, or that it will allow us to redeem its preferred stock for $20 million if the cash consideration that we receive for any sale of  the Resort is more than $35 million.

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

Any of these estimates might prove to be incorrect in materially adverse ways. In the event that those estimates prove incorrect, our actual liquidating distributions may be lower, or even materially lower, than our projections. We currently expect liquidating distributions to the holders of our common stock to begin after the sale of the Resort. We are currently contemplating a sale in the second quarter of 2007, but the sale may be delayed or not occur at all. No assurances can be made that a sale of our company, the Resort or any of our other assets will be made within the contemplated timeframe.

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

The net assets of $13,865,000 at December 31, 2006 would equate to a net asset value per share of approximately $1.92. This $1.92 estimate of net asset value per share includes projections of costs and expenses, described above, expected to be incurred during the period required to complete the plan of liquidation, that is, until we sell our remaining two assets, including the Resort. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. The $1.92 estimate is derived by dividing the net assets of $13,865,000 by the number of shares of common stock and common operating partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be cancelled prior to the distribution of the net assets, which total 85,000 shares of common stock pledged to us as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with the sale of Royal New Kent and Stonehouse in 2001. This redemption agreement provides in part that this security will be tendered to us if and when the total amount of liquidating distributions paid to our holders of common stock pursuant to the plan of liquidation is less than $10.74 per share.

Revolving Line of Credit

See discussion of our revolving line of credit below in Item 7 under the caption “Liquidity and Capital Resources” and in Note 8 to the Consolidated Financial Statements referred to in Item 8 of this annual report.

Conditions in the Golf Resort Industry

Our efforts to sell our remaining golf course properties (the Resort and Stonehenge) continues to prove challenging due primarily to the fact that the rebound of the United States economy has not had the robust impact on the private golf club or destination golf resort industry that has been evident in other industries such as residential real estate in 2006 which was growing at a healthy pace. The lack of corporate buyers in the golf industry, and the fact the market is over saturated with golf courses for sale (the number of golf courses for sale has increased significantly since our plan of liquidation was approved creating greater downward pressure on pricing). While both the travel and golf industries continue to experience modest increases in inventory utilization and fees during 2006, the southeastern destination golf resort industry which includes the Resort, is still in the recovery phase that was compounded by the above normal number of hurricanes that ravaged the coast of Florida and the eastern United States in 2004 and 2005, and general challenges inherent in the travel process. While new golf course openings continue to slow, the supply of golf courses still exceeds demand (demand has remained relatively static over the last thirty-six months). This imbalance creates negative pressure on golf rounds and the rates we are able to charge for initiation fees, greens fees and membership dues. A mitigating factor is that in certain markets, golf courses are being closed and sold for alternative uses, thus reducing the supply of golf properties; however, this will only have a marginal, stabilizing, impact on the industry doesn’t positively impact the geographical areas of our remaining properties. In addition, increased interest rates have made golf course acquisition and construction financing less appealing and combined with the state of the industry, has forced many of the traditional lenders to exit the golf lending industry. As a result of these factors, we believe our business, and our ability to execute our plan of liquidation continues to be negatively impacted.

Golf Course Dispositions

From January 1, 2004 through March 26, 2007, we disposed of the following golf courses:

Property	City and State	Total Consideration	18-Hole Equivalent	Closing Date
2004
Wekiva Golf Club	Longwood, FL	$2,475,000	1.0	8/26/04
Black Bear Golf Club	Eustis, FL	1,550,000	1.0	9/24/04
2004 sub-total		4,025,000	2.0
2005—no sales
2006
Tierra Del Sol	Belen, NM	2,125,000	1.0	5/8/06
January 1, 2007 - March 26, 2007—no closed sales
Grand Total		$6,150,000	3.0

Our Remaining Golf Course Assets

As of March 26, 2007, we hold interests in six golf courses (or two assets), all of which are owned by us in fee simple. These six golf courses are located at the following two properties:

Property	Location	18-Hole Equivalent
Innisbrook Resort	Palm Harbor, FL	4
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2
		6

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

Since we are no longer a REIT, we could be subject to income tax on any recognized gains. However, as of December 31, 2006, we believe we have sufficient net operating loss carryovers to offset any recognized gains. If we were to recognize taxable gains in a year before consideration of net operating loss carryovers, we could be subject to alternative minimum tax. Generally, for tax years ending after

December 31, 2002, the use of net operating loss carryovers to reduce alternative minimum taxable income is limited to 90% of alternative minimum taxable income. Therefore, tax at a rate of 20% could be imposed on our alternative minimum taxable income that cannot be reduced by net operating loss carryovers. If a liquidating trust is formed, our net operating loss carryovers will disappear and, therefore, will not be available to reduce any subsequent gains recognized within the trust. However, the trust (or owner thereof) should have a tax basis equal to the fair market value of the assets at the date the liquidating trust is formed. Any gain recognized by the trust would be the result of either appreciation in the value of the assets during the time that they are owned by the trust, or an initial underestimation of the fair market value of the assets at the time the trust is formed.

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

Managed Properties

In 2004, we managed Wekiva and Black Bear until their respective sale dates of August 26, 2004 and September 24, 2004.

In 2006, we managed Tierra Del Sol until its sale date of May 8, 2006.

As of March 26, 2007, we continue to manage the Country Club at Wildewood and the Country Club Woodcreek Farms (collectively known as Stonehenge).

As previously explained, Westin managed the Resort pursuant to a Management Agreement which was terminated by mutual agreement on October 31, 2006.  As of that date, we are managing the Resort internally.

Financial Information About Industry Segments

See the Consolidated Financial Statements and notes thereto referred to in Item 8 of this annual report for the financial information required to be included in response to this Item.

Employees

At March 26, 2007, our corporate office had four full-time employees (including our chief executive officer and our principal accounting officer) and one part-time employee. To the extent practical, we will continue to reduce or terminate time commitments and related salaries and wages as our remaining assets are sold. In particular, while our chief executive officer is presently a full time employee, we have reached an agreement with him that provides that his time commitment will be reduced in exchange for a corresponding reduction in his wages and salary. In addition, as of March 26, 2007,  Stonehenge had approximately 43 full-time employees and 48 part-time employees, in the aggregate, of which some are seasonal. We are the co-employer of both the staff at the corporate office and the employees at Stonehenge as we lease their services from an independent employee leasing company and, therefore, serve as co-employer. At the Resort, which is owned by us through a subsidiary, we employ approximately 461 full-time employees, 103 part-time employees and 123 casual labor employees, of which some are seasonal.

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

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to reduce the civil penalty to $22,000, and to allow 80% of the reduced civil penalty to be offset with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions and report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order. This report indicates that further remediation may be necessary and URS Corporation has estimated the remediation costs, if required by the DEP, to be approximately $35,000 to $40,000. These additional estimated costs have not been accrued in the operating results of the Resort. The DEP has formally approved the remediation plan with slightly higher levels of excavation. URS was on property recently to complete formal proposals which we anticipate will be delivered to us by March 31, 2007. After the excavation is finished additional testing will be completed, if tests remain favorable this should conclude the process.

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

Government Regulation

Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and the construction of capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for related costs incurred at the Resort and golf courses to comply with ADA requirements.

Competition

Our Resort faces competition for corporate group business and transient guests both from resorts owned by others and located in the same geographic areas and from resorts located in other geographic areas with a similar climate. Increases in the number and quality of golf resorts that cater to corporate and group business have had a material adverse effect on the revenues of the Resort and, thus, on our ability to generate positive net cash flows. The Resort has been working, and has already been successful on some fronts, to apply new marketing strategies to broaden the Resort’s scope so that the Resort’s core business is not reliant on corporate group business.

Stonehenge is subject to competition for players and members from golf courses owned by others and located in the same geographic area. Despite this competition, Stonehenge has been able to maintain a stable membership base.

Seasonality

See Item 1A in this annual report for a discussion of golf course seasonality.

Foreign Operations

We do not engage in any foreign operations or derive any revenue directly from foreign sources.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and our principal accounting officer, as well as to all of our directors, and our other officers and employees. Our Code of Ethics is filed with the SEC as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003. Any waivers of the Code of Ethics for directors or executive officers must be approved by our board of directors and disclosed in a Form 8-K filed with the SEC within five days of the waiver.

Prior to the termination of the Westin Management Agreement on October 31, 2006, the Resort employees were subject to the Worldwide Code of Business Conduct and Ethics of Westin’s parent, Starwood Hotels & Resorts Worldwide, Inc.

Web Site Access to our Periodic SEC Reports

Our primary Internet address is www.golftrust.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K), current reports (Form 8-K) and beneficial ownership reports (Forms 3, 4 and 5) available free of charge through our Web site (by hyperlink to the SEC’s Web site) as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the news releases section of our Web site, as allowed by SEC rules. These disclosures may include amendments to and waivers either of our Code of Ethics.

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

ITEM 1A. RISK FACTORS

Risks that might Delay or Reduce our Liquidating Distributions

We have recorded the value of the Resort and our remaining golf courses and liabilities at our best estimates of fair value as of March 26, 2007; however, we can provide no assurance that these estimates reflect the actual current market value for the applicable courses. As a result of our inability to provide any assurance regarding the estimates of the fair value of our assets, including the probability of negotiating and closing a sale of the Resort, at the present time, we do not believe that we are able to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and the amounts may be significantly less than our earlier projections. Further, while we have provided in this Report estimated adjustments to net assets in liquidation based upon the sale of the Resort for approximately $35.0 million and our interest in Parcel F for approximately $2.9 million, there can be no assurances that (i) we will be able to close a sale of the Resort for a price that will allow us to realize the estimated proceeds for the Resort, if at all or, (ii) that the owner of Parcel F will be able to close on a sale of Parcel F for the current contracted purchase price allowing us to realize our interest in the proceeds from the sale of Parcel F. Further, in the event that we are unsuccessful in negotiating the terms of a new agreement which will allow us to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less, or if we negotiate such an agreement and are unable to repurchase AEW’s preferred stock for any reason, the assets available for distribution to the holders of our common stock, and the ultimate liquidating distributions to the holders of our common stock, will be reduced by the amount of any accrued dividends through the date that we redeem AEW’s shares. Even if we are able to successfully negotiate an agreement with AEW which would allow us to repurchase AEW’s preferred stock at a price that excludes dividends on the preferred stock, we may either be unable to sell the Resort at a time or under conditions which do not permit us to exercise our option. As a result of these factors, the estimated adjustments to net assets in liquidation provided in this report may prove incorrect and the amounts, if any, that we ultimately distribute as liquidating distributions may be significantly less than estimated.

Now that our Management Agreement with Westin is terminated, in addition to our obligation to pay termination fees to Westin, we were required to find a third party to manage the Resort or manage the Resort ourselves. We decided to manage the Resort ourselves.

The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement termination fee of at least $5,500,000. As of October 31, 2006, the termination date of our Management Agreement with Westin, the termination fee is approximately $5,594,000. See disclosure of this obligation as accrued at December 31, 2006 in Note 10 to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.  This fee must be paid to Westin upon the earlier of (i) a sale of the Resort or (ii) March 31, 2008. In the event that we are unable to sell the Resort by March 31, 2008 before this obligation becomes due, the payment of this fee could cause us severe liquidity problems.

We have retained substantially all of the former Westin on-site executive management team at the Resort, with the exception of the positions of general manager and controller which we have since filled through promotions of current Resort employees. Even with the former Westin on-site executive management team, we cannot guarantee that we will be as successful in managing the Resort as Westin has been because we do not have the Westin brand on the hotel and the synergies available to a global hotel chain. In the event that we prove less successful than Westin at managing the Resort, our results of operations and financial condition could be adversely affected.

If we are not able to sell the Resort and our other remaining golf property in a timely manner, obtain liquidity with respect to our interest in Parcel F, or obtain some form of additional financing, we may experience severe liquidity problems, not be able to meet the demands of our creditors, and ultimately become subject to involuntary bankruptcy proceedings.

In the event that we are unable to sell the Resort and our other remaining golf property as planned, realize proceeds from our interest in Parcel F, or obtain some form of additional financing, we may be unable to pay our obligations as they become due or upon demand. In addition, our ability to pay our obligations may be compromised if either of (i) our chief executive officer requires payment of outstanding performance milestone payments owed by us to him or (ii) our counsel demands payment before we are able to realize net cash proceeds from asset sales or financing sufficient to discharge those obligations. As of March 26, 2007, we owed approximately $1,647,000 and $107,000 in milestone payments plus accrued interest to our chief executive officer and to our former chief financial officer, respectively. We also owe a substantial sum in legal fees (approximately $3,101,000), including fees incurred in connection with the negotiation of agreements providing for the sale of the Resort.

Further, given that the Resort’s only source of cash is from operations of the Resort, and that the operational cash flow capacity of the Resort will likely not permit the Resort to maintain positive cash flow through-out 2007, we may be required to seek to provide additional capital to the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000, $600,000 and $120,000 in July 2004, September 2005, November 2005, October 2006 and February 2007 respectively. We also funded approximately $203,000 and $33,000 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively. The $120,000 and the $33,000 funded in February 2007 and November 2006, respectively, were repaid to us from Resort operations in early March 2007. While current Resort cash flow projections for 2007 indicate that the Resort may be in a breakeven cash situation by year-end, a shortfall is anticipated by late summer to early fall due to certain obligations that the Resort must pay in August 2007, including obligations of approximately $1,060,000 for the quarterly rental pool distribution and $412,000 for the rental pool refurbishment payment. Therefore, a cash infusion of up to approximately $1,000,000 in the aggregate may be necessary to fund the short-fall. If we are unable to either improve the Resort’s operating cash flows or otherwise obtain liquidity, then the Resort may be unable to continue as a going concern. Further, the Resort’s credit capacity is limited. There are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may be required to seek financing (which we are currently pursuing) or raise further capital in order to meet our obligations when they come due. Further, we may also be required to use proceeds from the sale of our other assets to fund our operations and the operations of the Resort. There is no assurance that we will be able to obtain liquidity through (i) additional financing, (ii) our interest in a potential near term sale of Parcel F by its owner, or (iii) raise further capital or that we will have sufficient proceeds from assets sales from which to draw,  any funding that we receive will not contain restrictive covenants or other onerous terms. Additionally, we expect that the cash flow that we receive from the net operating income of the Stonehenge golf courses, if any, will not be substantial.

We are currently negotiating the terms of a three year non-revolving credit facility with a Tampa community bank for approximately $1,200,000. The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements  at the Resort and to cover short-term working capital shortfalls. The three condominium units that we own at the Resort will serve as collateral for this loan. We are also seeking to obtain a revolving accounts receivable line of credit for at least $500,000. However, there can be no assurance that the Company will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.

In the event we are not able to sell our remaining assets within a reasonable period of time and for reasonable amounts, obtain liquidity with respect to our interest in Parcel F, or close on the  additional financing discussed above, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors. If we cannot meet our obligations to our creditors, we could ultimately become subject to bankruptcy proceedings.

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

The conclusion of the Company’s negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation to AEW of a sale to demonstrate our ability to close on the transaction to repurchase all of the series A preferred stock from AEW. As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for  subsequent quarters. We can provide no assurance, however, that a final agreement will be executed with AEW. Further, even if we successfully execute such an agreement with AEW, we may be unable to negotiate a financing arrangement through our existing lender relationships or otherwise procure sufficient funding to permit us to exercise that repurchase right and close the repurchase prior to its expiration. In the event that either we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to holders of our common stock.

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

The conclusion of our negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation of a sale to demonstrate our ability to close on the transaction to repurchase all of the series A preferred stock.

As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets for the year ended December 31, 2006 either (i) a liability of $12,522,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to December 31, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.  Absent either an agreement by a third party to assume all or a portion of our accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of our preferred dividend obligations, (neither of which have occurred), we will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends. Any preferred dividends which we are required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share. As of December 31, 2006, if we were required to pay AEW accrued dividends through that date, our liquidating distributions would be reduced by $1.73 per common share or OP unit of the Operating Partnership outstanding on that date.

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

On July 15, 2004, we entered a Settlement Agreement with our former borrower relating to our June 1997 $79.0 million loan to our former borrower. This loan was secured by a mortgage on the Resort we made to an unaffiliated borrower. As part of the Settlement Agreement, we assumed certain financial obligations of the borrower, such as refurbishment expenses paid by the condominium owners, a modified termination rights fee and outstanding golf facility management fees payable to Troon. As the owner of the Resort, we are responsible for any negative cash flow associated with its ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than expected. In that case, our cash available for distribution and the ultimate amount of our liquidating distributions to the holders of our common stock could be less than our expectations. In 2005, we funded $1,050,000 and in 2006, we funded $600,000 to address seasonal cash flow shortfalls plus we funded approximately $203,000 and $33,000 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively.  In February 2007, we funded approximately $120,000 for a temporary operating cash shortfall which was subsequently repaid in early March 2007 along with the $33,000 originally advanced in November 2006. We expect that additional intercompany advances of up to $1,000,000 in the aggregate might be required by late summer to early fall to address timing issues related to the refurbishment payments due in May and August.

Although the revenues of the Resort have increased since we took title to it, we can provide no assurance that the Resort’s future performance will continue to show improvement. If we do not continue to improve the Resort’s financial performance, our recovery with respect to this asset might be significantly delayed or fail. A delay in our recovery of the Resort might reduce the net proceeds that we ultimately receive upon a sale of the Resort to less than our current estimate of the Resort’s fair value (approximately $37.9 million including our interest in certain real estate), and we may be forced to use funds that otherwise might be distributed to our stockholders, if any, to fund cash shortages of the Resort, causing our liquidating distributions to holders of our common stock to be substantially reduced. Our estimate of the Resort’s fair value, as recorded on our books for accounting purposes, is based on forward-looking estimates which may be materially optimistic and subject to adverse change. We can provide no assurance of success under the Settlement Agreement, or the future success of the Resort.

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

Our ability to consummate sales transactions for our other interests in golf courses depend to a large extent upon the experience and ability of our president and chief executive officer, W. Bradley Blair, II and his experience and familiarity with our assets, our counter-parties and the market for golf course sales. We believe that a loss of Mr. Blair’s services could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our assets at the best potential prices.

The potential resignation of Mr. Blair poses a relatively greater risk at this time in light of the fact that Mr. Peters, our Senior Vice President and Chief Financial Officer and Secretary resigned effective February 5, 2007. If Mr. Blair were to resign, we would likely seek to hire a replacement for Mr. Blair. The cost that we incur to replace Mr. Blair would likely depend upon our determination of the experience and skills that must be possessed by his replacement in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on us and the liquidation at that time.

Our ability to complete the plan of liquidation in a timely manner as soon as reasonably practicable also depends on our ability to retain our key non-executive employees, in particular our principal accounting officer. Those employees may seek other employment rather than remaining with us throughout the process of liquidation, even though they generally would lose their eligibility for severance payments by resigning. If we are unable to retain enough qualified staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

If we are unable to consummate a sale of the Resort or our other remaining golf courses at our revised estimates of their respective values, our liquidating distributions might be delayed or reduced.

In addition to the four golf courses at the Resort, we have one other property (or two eighteen-hole equivalent golf courses). In calculating our projected liquidating distributions, we assumed that we would be able to find buyers for the Resort and our other remaining property at purchase prices equal to our estimates of their respective fair market values. However, our estimates of the sales prices of the Resort and our other remaining property may exceed the prices we eventually receive. At December 31, 2005, we recorded a $2.421 million write-down in the value of the Resort to $35.0 million (excluding our interest in Parcel F) based on market indications of interest. Should we not be able to execute a purchase and sale agreement with a buyer at our current carrying value,  we might be required to lower our asking price for the Resort and our other remaining property below our estimate of their fair value. If we are not able to find new buyers for these assets in a reasonably expeditious manner, or if we have overestimated the sales prices we will ultimately receive, our liquidating distributions to the holders of our common stock will be significantly delayed or reduced.

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

Pursuant to GHR’s arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, GHR agreed with the Association that GHR would reimburse 50% of the refurbishment costs, plus accrued interest at 5% per annum on the unpaid balance of that portion of the unpaid refurbishment costs which we are required to reimburse. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement period from 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool. In addition, GTA IB agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. The reimbursement is contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2012. If the unit does not remain in the Rental Pool during the reimbursement period from 2005 through 2012, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool. As of March 26, 2007, 614 units were participating in the Rental Pool.

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

Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the

Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher. As of March 26, 2007, the number of units participating in the Rental Pool is 614.

Severe weather patterns experienced by Florida during 2004 and the southeastern portion of the United States during 2005 could result in depressed bookings, adversely affecting the Resort’s results of operations and reducing proceeds to the participants in the Rental Pool.

We expect that bookings at the Resort during the late summer and early fall of future years may be adversely affected as a result of a series of hurricanes that affected Florida during 2004 and the southeastern portion of the United States during 2005. Our management detected such an adverse effect in 2005. In particular, the hurricane and tropical storm weather that occurred during 2004 and 2005 may have increased the awareness of potential guests, particularly those not residing in the southeastern portion of the United States, to the danger that hurricanes and tropical storms are present. We expect that potential guests may be more reluctant to book rooms in regions subject to such weather patterns. In particular, it is possible that groups will choose alternative destinations for travel during the hurricane season. In the event that potential guests and groups choose alternative destinations as a result of these weather-related concerns, the Resort may experience lower bookings and reduced revenues, which in turn will result in reduced distributions to the Rental Pool participants.

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

Operating risks common to the Resort include:

•                    changes in general economic conditions, including the timing and robustness of the recovery in the United States from an economic downturn and the prospects for improved performance in other parts of the world;

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

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system. Now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million of which we funded $203,000 and $33,000 in October 2006 and November 2006, respectively. Additionally, there are risks associated with transferring the data and ensuring that there are no interruptions in the operations of the Resort. There are no assurances that such technological components can be identified, purchased and implemented in a cost effective and efficient manner.

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

As discussed previously, we are currently negotiating the terms of a three year non—revolving credit facility with a Tampa community bank for approximately $1,200,000. The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements  at the Resort and to cover short-term working capital shortfalls. The three condominium units that we own at the Resort will serve as collateral for this loan. We are also seeking to obtain a revolving accounts receivable line of credit for at least $500,000. However, there can be no assurance that the Company will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.

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

As discussed in further detail under the heading “Legal Proceedings” in Part I Item 3 of this report, on March 10, 2005 we filed a motion to intervene as a defendant in the lawsuit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. This matter relates to a tract of land within the Resort known as Parcel F. In April 2005, a subsequent lawsuit relating to this matter was filed. We are also a defendant in this subsequent lawsuit. In this report, we refer to the March 2005 and the April 2005 lawsuits collectively as the Land Use Lawsuits.

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While we believe that the January 6, 2006 ruling is a favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits have the right to appeal or otherwise challenge that ruling. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. On April 4, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. The Second District Court of Appeal head oral argument on February 14, 2007. The Appeal Court affirmed the Circuit Court judgment in favor of the Defendants on February 28, 2007 and denied the plaintiff-appellants’ motion for attorneys fees. On March 14, 2007, the plaintiff-appellants filed a motion requesting the Appeal Court to rehear their claims. The Appeal Court has not yet responded to this motion.

In the event that the Appeal Court grants the plaintiffs request to rehear the case and in the event that the  plaintiffs then convince the Appeal Court to overturn the February 28, 2007 ruling, we could lose all or substantially all of our land use and development rights with respect to Parcel F. Such an unfavorable result could adversely impact our ability to realize the benefits from the proposed development of Parcel F. In addition, if the defendants do not ultimately prevail in the rehearing of the Land Use Lawsuits and a court subsequently applies a similar interpretation of our rights with respect to the remaining developable units at the Resort, our land use and development rights in those remaining units could be jeopardized, adversely effecting both our ability to develop the Resort and the value of the Rental Pool units.

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

Our golf course operations at the Resort are currently managed by an outside manager, Troon. On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement. As a result of the termination of Troon’s Facilities Management Agreement,  the Resort’s results of operations could be adversely affected.

Troon continues to manage the golf facilities at the Resort pursuant to a facility management agreement that we assumed upon Westin’s termination on October 31, 2006. On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement.  Following Troon’s termination, we currently intend to manage the golf operations internally. If we do not prove to be as successful as Troon in managing the Resort’s golf operations, the Resort’s results of operations could be adversely affected. Also, upon Troon’s termination, certain of the Troon employees employed at the Resort may decide to stay with Troon and leave the Resort. We face the risk that we may not be able to replace these employees with equally qualified employees with golf or Resort industry experience.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The golf courses remaining in our portfolio include those recognized below:

•                    Innisbrook Resort and Golf Club: Home of Copperhead, site of The PGA TOUR’S PODS Championship; “Top 100 Courses You Can Play,” Golf Magazine, 2004 and 2006; “Top 75 Golf Resorts,” Golf Digest, October 2004. The Copperhead Course ranked 5th in Florida’s Favorite 100 by Florida Golf News, December 2003; Winner of Successful Meetings’ prestigious Pinnacle Award, January 2005 and 2006; Winner of Golf Magazine’s 2005 and 2006 Silver Medal Resort Award announced in March of each year and the Corporate and Incentive Travel 2006 Award of Excellence.

•                    Country Club at Woodcreek Farms, “Best Courses By State,” 19th in South Carolina, Golf Digest, 2000.

As of March 26, 2007, our golf courses include four resort courses and two private country club courses. Resort courses are daily fee golf courses that attract a significant percentage of players from outside the immediate area in which the golf course is located and generate a significant amount of revenue from golf vacation packages. Private country clubs are generally closed to the public and derive revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales. Initiation fees and membership dues at private country clubs are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses because the receipt of membership dues generally is independent of the level of course utilization.

Four of our golf courses are located near Tampa, Florida at the Resort, a destination golf resort that includes one of the largest hotel and conference facilities in Florida.

We own a fee simple interest in each of our golf courses. As of March 26, 2007, the two Stonehenge golf courses are pledged as collateral under our credit line with Textron Financial Corporation.

Information regarding each of the golf courses owned by us as of March 26, 2007 is set forth on the following pages. In connection with our ongoing plan of liquidation, we are actively seeking buyers for all of our remaining golf courses.

Resort Courses

As of March 26, 2007, we own the resort courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Innisbrook Resort and Golf Club
Copperhead Course	Palm Harbor, FL	18	7,087	1972
Island Course	Palm Harbor, FL	18	6,999	1970
Highlands North	Palm Harbor, FL	18	6,245	1971
Highlands South(1)	Palm Harbor, FL	18	6,450	1977

(1)          Nine holes of this golf course were constructed and opened in 1998.

Private Club Courses

As of March 26, 2007, we own interests in the private club courses listed below:

Golf Course Name	City and State	No. of Holes	Yardage	Year Opened
Stonehenge Golf Courses
Wildewood	Columbia, SC	18	6,751	1974
Woodcreek Farms	Columbia, SC	18	7,002	1997

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

Defendants BDO Seidman, LLP (together with three former BDO partners) filed a motion to compel arbitration and dismiss the complaint, and we and our executive officers, as defendants, filed a motion to stay, and for extension of time in which to answer or otherwise respond to plaintiffs’ complaint. The plaintiffs filed memoranda opposing the aforementioned motions. A hearing on these motions was held in Florence, South Carolina on October 19, 2004. At the conclusion of that hearing, the judge indicated that the former motion would be taken under advisement, while the GTA Defendants’ motion would be granted in part and denied in part. As a result, the court declined to stay the litigation pending the outcome of the arbitration, but granted the motion extending time and giving the GTA Defendants additional time to serve their answer. On November 4, 2004, we filed our answer and counterclaims (nine counterclaims against some or all of the plaintiff parties). On January 21, 2005, the magistrate judge issued a report and recommendation, recommending that the BDO Defendant’s Motion to Compel Arbitration be granted, and that the claims pending against the BDO Defendants be stayed pending arbitration. On February 14, 2005, the District Judge accepted the magistrate’s report and recommendation, and granted the BDO Defendants’ Motion to Compel Arbitration, staying the claims pending against the BDO Defendants (which we understand have since been settled). The plaintiffs and the GTA Defendants later agreed upon a proposed schedule for their part of the litigation, which was jointly submitted to the court on March 11, 2005, and thereafter accepted and entered as an Order on or about April 19, 2005. The scheduling Order was entered, and the parties conducted discovery until on or about August 2, 2005 when the parties agreed to informally stay all activity in this litigation to pursue the possibility of a settlement. No settlement was reached. While we were willing to enter into a settlement with the plaintiffs in which the plaintiffs dismiss their claims in exchange for our dismissal of our counterclaims, we continued to meet our deadlines and litigate this case vigorously. To that end, before the deadline for doing so, we filed and served our motion for summary judgment as to the plaintiffs’ claims on December 23, 2005. The plaintiffs did not file any dispositive motion within the time permitted, either with respect to their own claims or to our counterclaims, nor did the plaintiffs timely file any written response to the motion for summary judgment. Instead they filed a motion to re-open discovery and for leave to file a late response to the motion for summary judgment by the GTA defendants. On March 21, 2006, at a hearing held on the plaintiffs’ motion, the court denied the plaintiffs’ motion to re-open discovery, with the exception that limited discovery was allowed until June 19, 2006 only on the question of the damages sought by the GTA defendants in their counterclaims against the plaintiffs. The court allowed the plaintiffs to file a late response to the motion for summary judgment, which the plaintiffs did on March 31, 2006. The GTA Defendants filed a reply thereto. On July 7, 2006, the plaintiff moved for summary judgment on the GTA Defendants’ counterclaims, to which the GTA Defendants responded with a motion to strike on grounds of gross untimeliness. The Court decided not to dismiss the complaint on Rule 12 grounds, but requested that the December 22, 2005 motions be refiled, and granted the plaintiffs leave to refile by December 31, 2005, as a motion on the Rule 56 summary judgment grounds to facilitate the Court’s consideration of the motion. The GTA Defendants filed an amended motion for summary judgment on August 10, 2006; the plaintiffs filed a response on August 28, 2006; and the GTA Defendants filed a response thereto. The motion to strike was heard by the Magistrate Judge on October 12, 2006. On November 6, 2006, the judge entered an Order granting the GTA Defendants’ motion to strike the plaintiffs’ late motion for summary judgment and as a result plaintiffs’ motion for summary judgment as to GTA Defendants counterclaims failed. A hearing on the GTA Defendants’ motion for summary judgment to attempt to eliminate the plaintiffs’ civil conspiracy claim against the GTA Defendants was held on November 8, 2006. The judge took the matter under advisement and on March 1, 2007, the U.S. District Court granted the GTA Defendant’s Motion for Summary Judgment (as to the plaintiffs’ claims). As of March 26, 2007, the plaintiffs have no remaining claims against any of the GTA Defendants. As a result of the Court’s action on November 6, 2006, all of GTA Defendants’ counterclaims against Plaintiffs remain. The trial date for the GTA Defendants’ counterclaims against the plaintiffs has not been set but is expected to occur in 2007. At this time, the Company is unable to assess the likely outcome of this litigation.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We had asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002; our reply was filed on July 22, 2002 denying the claims and, alternatively, seeking a set-off or recoupment against the defendant’s alleged claim for the amount of our claim against the defendant. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. The Court of Common Pleas for Richland County has ordered the case restored to the roster. A written order will be issued once it is agreed between counsels. As of March 26, 2007, the trial date has not yet been set.

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

The plaintiffs have filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of Parcel F. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property and owned by an unaffiliated third-party, GHR. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit which the court subsequently allowed.

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

In addition, the plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005. From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, final argument took place before the court at the conclusion of which the court rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. The Second District Court of Appeal heard oral argument on February 4, 2007. The Appeal Court affirmed the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees. On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims. As of March 26, 2007, the Appeal Court has not yet responded to this motion.

As an intervenor in the Initial Land Use Lawsuit, we sought to obtain a ruling from the court which preserves and protects our property, the land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We have referred to these two matters as the Land Use Lawsuits. See further discussion of the Land Use Lawsuits under the heading “Risk Factors” in Part I, Item 1A of this report.

In the event that the Court grants the plaintiffs request to rehear their claims and the defendants in the Land Use Lawsuits do not prevail in the rehearing, the owner of Parcel F might lose all or substantially all of its land use and development rights with respect to Parcel F. As a result, we might experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applies a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or Wall Springs, filed suit against GTA-IB as successor in interest to Golf Host Resorts, Inc. in the circuit court of Pinellas County for declaratory relief. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007 and the parties are awaiting entry of the order.

Property Tax Lawsuit

On December 10, 2004, our indirect subsidiary, GTA-IB, LLC filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 and 2005 real estate assessment of the Resort property. Pinellas County filed a motion to dismiss the Company’s complaint for the 2004 tax year case, which was denied by the court. On December 11, 2006, we filed a complaint challenging the 2006 real estate tax assessments. As of March 26, 2007, no trial date has been set for any of the three cases. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America,

L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In March 2002 the Court orally granted a motion for summary judgment filed by Golf Trust of America, L.P., ruling that plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. The court entered its written order granting Golf Trust of America, L.P.’s motion for summary judgment in April 2002. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of Golf Trust of America, L.P. to the Missouri Court of Appeals. The briefs in the appeal were filed and the case was argued to the court of appeals on October 19, 2004. On November 9, 2004, we filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. Following briefing and oral argument, the Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, we filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, we filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case was returned to the Circuit Court for trial on plaintiffs’ claim that LOCI performed construction services on, or that benefited, the property of various defendants, including us. As of March 26, 2007, the trial date has not yet been set. At this time, we are unable to assess the likely outcome of this litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on November 17, 2006. The only matters voted upon at the meeting was the election of two directors to serve until our 2009 annual meeting of stockholders and the election of one director to serve until our 2007 annual meeting of stockholders. Our stockholders voted to re-elect Messrs. Fred W. Reams and Edward L. Wax and voted to elect a new director, Mr. Jan H. Loeb, to our board of directors all to serve until our 2009 annual meeting of stockholders. Mr. Nauman S. Toor was elected as a new director on our board of directors to serve until our 2007 annual meeting of stockholders. At this time our board of directors has decided not to fill the vacancy resulting from the resignation of our former Senior Vice President and Chief Financial Officer, Mr. Scott Peters, from the board of directors which was effective February 5, 2007. The votes were cast as follows:

Director	Shares Cast For	Authority Withheld
Mr. Fred R. Reams	6,324,250	541,670
Mr. Edward L. Wax	6,339,799	526,121
Mr. Jan H. Loeb.	6,734,622	131,298
Mr. Nauman S. Toor	6,758,912	103,926

There were no broker non-votes.

In addition to the re-elected director above, the following directors will continue in office:

Name	Term Expires
Mr. Raymond V. Jones	2008
Mr. W. Bradley Blair, II	2008

Deadlines for Submitting Stockholder Proposals for our 2007 Annual Meeting

It is our present intention to amend our Bylaws to change the date of our 2007 annual meeting from the fourth Thursday in May to some date later in 2007.  At such time as our Board of Directors amends our Bylaws to state the date of our 2007 annual meeting, we will timely file a Current Report on Form 8-K notifying the public of such date.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the American Stock Exchange under the symbol “GTA.” Since our inception, we completed two underwritten public offerings.

On March 26, 2007, the most recent practicable date prior to the filing of this annual report, the closing price of our common stock as reported on the American Stock Exchange was $1.84 per share.

The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares		Dividends per
	High	Low	common share
2005:
First Quarter	2.19	1.81	—
Second Quarter	1.89	1.25	—
Third Quarter	1.74	1.36	—
Fourth Quarter	2.19	1.27	—
2006:
First Quarter	1.50	1.25	—
Second Quarter	1.40	.75	—
Third Quarter	.92	.42	—
Fourth Quarter	1.56	.68	—
2007:
First Quarter (through March 26, 2007)	1.87	1.44	—

Stockholder and OP Unitholder Information

On March 26, 2007, we had 7,317,163 shares of common stock outstanding. As of March 26, 2007, those shares were held of record by 72 registered holders and by an estimated 1,369 beneficial owners. On March 26, 2007, we had outstanding 800,000 shares of our series A preferred stock, all of which were held of record by a single holder.

As a result of our UPREIT structure, our subsidiaries hold one OP unit in our operating partnership for each of our outstanding shares of common and preferred stock. On March 26, 2007, we did not have any common or preferred OP units outstanding (excluding the preferred OP units held by our operating partnership). See further discussion below under the caption “Recent Sales of Unregistered Securities.”

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

We did not make any distributions for the year ended December 31, 2006.

Recent Sales of Unregistered Securities

Under our operating partnership agreement, each of the limited partners (other than GTA LP, Inc.), generally had the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. On August 23, 2006, pursuant to a mutually negotiated termination of pledge and security agreement, the Company accepted a discounted payoff of $2.0 million for the note receivable originally taken in connection with the sale of Eagle Ridge on January 30, 2003. Pursuant to the terms of the termination of pledge and security agreement, the Company redeemed 35,794 shares of the Company’s common stock that were pledged to the Company by the borrower pursuant to the note receivable. The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000. As of August 23, 2006, we no longer have any limited partners.

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

The consolidated statements of changes in our net assets set forth below for the three years ended December 31, 2006 and the consolidated statements of our net assets as of December 31, 2006 and 2005, are derived from and qualified by reference to our audited financial statements included in this annual report.

The consolidated statement of our net assets set forth below as of December 31, 2004, 2003 and 2002, are derived from and qualified by reference to our audited financial statements that are not included in this annual report.

Our historical results are not necessarily indicative of results for any future period.

The information on changes in our net assets since our adoption of the liquidation basis of accounting on May 22, 2001 is presented in the table below in a format consistent with our financial statements under Item 15 of this annual report on Form 10-K. The following table presents summarized consolidated financial information including operating results and cash flows on the liquidation bases, as applicable, for the respective periods.

	Statement of Changes in Net Assets Liquidation Basis
	2006(1)	2005(1)	2004(1)	2003	2002
Net Assets in Liquidation, beginning of period	$13,782	$15,045	$27,283	$48,903	$60,939
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating (loss) income	(448)	712	(2,855)	(1,682)	3,936
Net interest expense	(1,386)	(1,274)	(652)	(1,113)	(4,938)
Increase in reserve for estimated liquidation costs and capital expenditures	(50)	(3,090)	(2,730)	(17)	(3,892)
Subtotal of adjustments to liquidation reserve	(1,884)	(3,652)	(6,237)	(2,812)	(4,894)
Increase(decrease) in fair value of real estate assets	374	(2,421)	(4,668)	(16,172)	(4,265)
Increase (decrease) in fair value of non-real estate assets	1,410	—	(112)	(497)	(400)
Decrease in fair value of other obligations	201	—	—	—	—
Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	101	(6,073)	(11,017)	(19,481)	(9,559)
Preferred dividends reversal (accrual)	—	4,914	—	(2,139)	(1,850)
Value of common stock and operating partnership units redeemed	(18)	(104)	(1,221)	—	(627)
Total Changes in Net Assets in Liquidation	83	(1,263)	(12,238)	(21,620)	(12,036)
Net Assets in Liquidation, end of period	$13,865	$13,782	$15,045	$27,283	$48,903
Consolidated Cash Flow Information
Net cash used in changes in net assets in liquidation and operating activities	$(2,759)	$(1,519)	$(4,720)	$(6,105)	$(4,553)
Net cash provided by (used in) investing activities	$3,558	$(525)	$5,276	$67,719	$24,247
Net cash provided by (used in) financing activities	$(1,397)	$947	$2,762	$(69,003)	$(26,466)

(1)          Incorporates the operations of GTA-IB, LLC and affiliaztes effective July 16, 2004.

	Liquidation Basis December 31,
	2006	2005	2004(1)	2003	2002
Consolidated Statement of Net Assets Information
Cash, receivables & other	$10,486	$13,225	$13,335	$4,506	$12,793
Real estate and mortgage note receivable—held for sale	55,592	56,506	57,827	57,042	143,963
Total assets	66,078	69,731	71,162	61,548	156,756
Mortgages and notes payable	4,100	4,869	2,818	—	69,003
Total liabilities	32,213	35,949	36,117	14,265	87,853
Preferred stock	20,000	20,000	20,000	20,000	20,000
Total liabilities and preferred stock	52,213	55,949	56,117	34,265	107,853
Net assets available in liquidation	$13,865	$13,782	$15,045	$27,283	$48,903

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

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated annual report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict when we will complete our plan of liquidation, which is substantially dependent on business activity levels at the Innisbrook Resort and Golf Club, or the Resort, and the ultimate sale thereof. Accordingly, our projections in this annual report, particularly as they may pertain to the Resort and the completion of our plan of liquidation, are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this annual report, which you should review carefully.

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

Real estate held for sale includes the Resort, which is owned by us and was managed by Westin until October 31, 2006 and managed by us subsequent to that date, and two additional golf courses (commonly known as Stonehenge) that we own and manage. At the time that we took title to the Resort, its valuation was based on management’s estimates after considering an asset study prepared by third-party experts in July 2004 that included a then estimate of the market value of the Resort’s real estate and an estimate of the fair value of the Resort’s identified contractual and non-contractual but identifiable intangible assets. We updated the estimated fair market value in continued use of the Resort’s furniture, fixtures and equipment, or FF&E, from the value obtained in July 2003 by giving consideration to new FF&E purchased since July 2003 instead of retaining a third party expert for this purpose. The estimates of the fair market value of each of these asset groups are based on facts and circumstances known to us at this time. We believe this is a reasonable approach. We have received recent indications of interest from the marketplace regarding the Resort. Therefore, at December 31, 2006, the valuation of the Resort and Stonehenge are based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property and on the property value ranges.

A net positive adjustment of $83,000 is included in the December 31, 2006 consolidated statement of changes in net assets (liquidation basis) to reflect the following:

•       our aggregate consolidated net operating loss and net interest expense of $1,834,000;

•       a gain of $374,000 on the sale of certain golf course assets, namely Tierra Del Sol;

•       an increase of $1,410,000 in the carrying value of our interest in Parcel F;

•       a net increase of approximately $50,000 in the accrual for estimated liquidation expenses (See table below under the caption “Reserve for Estimated Costs During the Period of Liquidation”);

•       a decrease of $201,000 in the carrying value of other obligations, namely the gain of $122,000 realized on the assignment of certain Parcel F proceeds in exchange for the termination of the Elk Funding note payable together with a decrease of $79,000 in the estimated settlement amount of the Westin termination fee liability; and

•       the redemption of the 35,794 operating partnership units in connection with the repayment of the Eagle Ridge note receivable for approximately $18,000. See further discussion below in this item under the caption “Changes in Net Assets in Liquidation.”

There were no other adjustments as a result of our applying the liquidation basis of accounting for the twelve months ended December 31, 2006; however, due to the continued uncertainty of the sales environment for our remaining properties and the time that it will take to liquidate our remaining assets and wrap-up the operations of our company as well as the financial performance of our assets during this time, these accruals are subject to change based on changes in the current facts and circumstances and underlying assumptions.

Estimated Liquidation Value of the Resort.

Based on market indications of interest in the sales process, at December 31, 2005 we recorded a write-down to the carrying value of the Resort of $2.421 million to $36.4 million, including our interest in Parcel F. As of December 31, 2006, we recorded an increase in the carrying value of our interest in Parcel F of approximately $1,410,000 to reflect the estimated financial benefit to us of a contract amendment executed between GHR and the purchaser of Parcel F. The carrying value of the Resort , including our interest in Parcel F, is $37.9 million as of December 31, 2006.. See further discussion in this annual report on Form 10-K in Item 1 under the caption “Estimated Value/Amount of Write Down” and in Item 1A under the caption “Risk Factors.”

See discussion of the total value of our net assets at December 31, 2006 and the estimated net asset value per share in Item 1 of this annual report under the caption “No New Range of Liquidating Distributions.”

The Resort

Status of the Sale of the Resort

We continue to market the Resort and its operations for sale. As of the date of this report, a definitive agreement for the purchase of the Resort has not been executed. See further discussion relating to the sales process of the Resort in Part I, Item 1 of this annual report on Form 10-K under the captions “Current Strategic Choices” and “Estimated Value/Amount of Write-Down” and in Item 1A under the caption “Risk Factors.”

Application of Critical Accounting Policies

Real Estate—Held for Sale

Generally.   Prior to the adoption of the liquidation basis of accounting on May 23, 2001, we carried property and equipment at the lower of cost or fair value (except for the golf courses acquired from Legends Golf, which were carried at the prior basis of Legends Golf). Cost included purchase price, closing costs and other direct costs associated with the purchase. Real estate held for sale includes the Resort and its four golf courses and the two golf courses (one property) that we own and manage. Our most significant estimate is the estimated $37.9 million fair value of the Resort and our interest in Parcel F, which was determined as described under Item 1 under the caption “Estimated Value/Amount of Write-Down” The valuation of our other property is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges.

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

Under the liquidation basis of accounting, we are required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the timing and realized proceeds from asset sales, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. Since we have taken title to the Resort, we have more information with which to make projections of certain liquidation costs expected to be incurred during the projected period required to complete the liquidation (i.e., a sale of our company or substantially all of the assets of our company or other exit transaction by June 30, 2007 and the transfer of our remaining assets and liabilities to a liquidating trust by December 31, 2007). See further detail of the specific liquidation accruals in the discussion of our net assets under the caption “Overview of Liquidation Basis of Accounting” above. These accruals will be adjusted from time to time as projections and assumptions change.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the Plan of Liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from sales of assets, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations. As a result, the Company has accrued the projected costs, including corporate overhead through and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. Also, the Company has currently considered in the liquidation accrual its corporate overhead through December 31, 2007 and the projected combined operating results of Stonehenge through September 30, 2007 and the Resort through June 30, 2007, the anticipated holding periods of these properties. Stonehenge’s operations have historically been profitable; therefore, cash flow from its operations have historically been used to support corporate overhead. These projections could change materially based on the timing of any such anticipated sales, the performance of the underlying assets and changes in the underlying assumptions of the cash flow amounts projected. These accruals will be adjusted from time to time as projections and assumptions change.

The change in our reserve for estimated liquidation costs for the year ended December 31, 2006 is summarized in Note 2 to the Consolidated Financial Statements referred to in Item 8 in this annual report on Form 10-K. The net increase in the liquidation reserve of approximately $50,000 was due to an increase in the reserve for professional fees of $540,000 plus the net aggregate of other payments, transfers, adjustments and accruals totaling $110,000 offset by a reversal of the accrual for financial advisor fees of $600,000.

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

Certain membership initiation fees at these golf courses are refundable based on specific conditions. The estimated present value of the potential refunds at Wildewood and Woodcreek Farms over the original 30-year required membership term, as defined in the Club Membership Manual, recorded as an accrued liability on our books at December 31, 2006 is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the 30-year term under specific membership replacement conditions. There is no liability recorded to reflect our contingent refund obligation due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf memberships and five years for resort, executive and tennis memberships..

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, excluding the Resort and Golf Host Securities, are discussed below. Consistent with the presentation of the liquidation basis financial statements in Item 15 of this annual report on From 10-K, we provide a discussion of changes in net assets rather than a discussion of our operating results. The results of operations for the Resort are discussed separately below under the caption “GTA-IB, LLC—Results of operations for the years ended December 31, 2006, 2005 and 2004.” The following discussion should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Changes in Net Assets in Liquidation

January 1, 2006 to December 31, 2006

For the year ended December 31, 2006, net assets in liquidation decreased by approximately $83,000. This decrease resulted from (a) an increase in the carrying value of Tierra Del Sol to reflect the estimated gain on the sale of Tierra Del Sol of approximately $340,000 plus (b) the additional gain realized upon the actual closing of the sale of Tierra Del Sol of approximately $34,000, (c) the increase in the carrying value of our interest in Parcel F of approximately $1,410,000 to reflect the estimated financial benefit to us of a contract amendment executed between GHR and the purchaser of Parcel F, (d) the decrease in the estimated settlement amount of the Westin termination fee liability of approximately $79,000, (e) the discount realized in the assignment and termination of the Elk Funding note payable of approximately $122,000, (f) the reversal of the accrual for financial advisor fees of approximately $600,000 due to the expiration of the tail period and related fee obligations of the Houlihan Lokey engagement offset by (g) the redemption of the 35,794 operating partnership units for approximately $18,000, and an increase in the provision for  (h) capital expenditures of approximately $69,000, (i) accounting and tax fees of approximately $285,000, (j) corporate operating costs of approximately $625,000, (k) directors and officers insurance premiums of approximately $240,000, and (l) legal fees of approximately $1,265,000 to be incurred in (A) the negotiation of an asset purchase agreement and contemplated consummation of the sale of the Resort, (B) litigating the proceedings to which we are currently a party and (C) the administrative conclusion of our plan of liquidation. See further discussion of certain of these items below.

Of these changes to our net assets in liquidation during the year ended December 31, 2006 discussed above, $1,372,000 represents changes that occurred during the three months ended December 31, 2006. The changes in the current quarter were made up of (a) the increase in the carrying value of our interest in Parcel F of approximately $1,410,000, (b) the discount realized in the assignment and termination of the Elk Funding note payable of approximately $122,000, (c) the reversal of the accrual for financial advisor fees of approximately $600,000, offset by an increase in the provision for  (d) accounting and tax fees of approximately $170,000, (e) legal fees of approximately $350,000, and (f) directors and officers insurance premiums of approximately $240,000.

Further details of the changes to our net assets in liquidation

Tierra Del Sol was sold on May 8, 2006. The proceeds that we received in excess of our carrying value of Tierra Del Sol of $1,500,000 amounted to approximately $374,000.

As previously noted above, as of December 31, 2006, we recorded an increase in the carrying value of our interest in Parcel F of approximately $1,410,000 to reflect the estimated financial benefit to us of a contract amendment executed between GHR and the purchaser of Parcel F. See further discussion in this annual report on Form 10-K in Item 1 under the caption “Significant Events Since the filing of our last Quarterly Report.”

In connection with the Settlement Agreement, Elk Funding, L.L.C. provided a $2 million loan to us, in the form of two promissory notes. Pursuant to our agreement with Elk Funding, L.L.C. these loans were used to fund the Resort’s current working capital needs. Promissory Note A is a non-recourse loan for $700,000, which is collateralized by a security interest in the proceeds from the future sale of Parcel F. Interest has been accruing on this unpaid balance at a rate of prime plus 1% until the closing of the sale of Parcel F, at which time the principal and accrued interest would have been due. However, the Elk Funding loan and Promissory Note A were deemed satisfied and terminated on December 28, 2006. Accrued interest on this note of approximately $122,000 as of December 28, 2006 was forgiven. For further discussion regarding the satisfaction and termination of the Elk Funding loan, see Part I, Item 1 under the caption “Significant Events since the filing of our last Quarterly Report” and also Part II, Item 9B.

See a detailed discussion of our engagement of Houlihan Lokey, our then financial advisor, in Item 1 of this annual report on Form 10-K under the caption “Current Strategic Choices.”  Since an exit transaction had not occurred by June 2006, we terminated our month-to-month engagement with Houlihan Lokey, on June 29, 2006. The period during which Houlihan Lokey might have still been owed a transaction fee if a closing of an exit transaction were to occur under certain circumstances expired on February 28, 2007. As a result, we reversed our accrual for a transaction fee of approximately $600,000.

On August 23, 2006, pursuant to a mutually negotiated termination of a pledge and security agreement, we accepted a discounted payoff of $2.0 million for a note receivable originally received by us from the buyer of Eagle Ridge on January 30, 2003. In connection with the termination of the pledge and security agreement, we redeemed 35,794 shares of our common stock that were pledged to us by the borrower pursuant to the note receivable. The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000. See further discussion in Note 5 to the Consolidated Financial Statements referred to in Item 1 of this quarterly report.

The increase in our provision for liquidation costs is primarily due to the prolonged timeline to complete our plan of liquidation.

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

Liquidity and Capital Resources

Our only source of cash flow is a distribution of net operating income from the one remaining golf property that we own and manage and cash flow from the operations of the Resort, if any. We discuss the Resort’s cash position below. As a result of our need for liquidity, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20.  At December 31, 2006, we were in compliance with the debt service coverage ratio covenant and we currently expect to be in compliance going forward.

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

As of December 31, 2006, the Resort has a working capital deficit of approximately $10,607,000. This working capital deficit resulted primarily from the reclassification of the Westin termination fee and the Troon supplemental fee from long term to short term obligations. The reclassified termination and supplemental fees are approximately $5,594,000 and $800,000, respectively, as of December 31, 2006.  See further discussion in Note 10 to the Consolidated Financial Statements referred to in Item 8 of this annual report on Form 10-K. Before this reclassification, the Resort had a working deficit of approximately $4,213,000. The Resort’s member deficit at December 31, 2006 is $11,403,000. The Resort reported a net loss of approximately $4,861,000 for the year ended December 31, 2006. The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the southeast coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the southeast coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its operations, if any. While certain steps have been taken in an effort to improve the long-term financial performance of the Resort since we assumed title to the Resort on July 15, 2004, as discussed in further detail below under the caption “GTA-IB, LLC—Results of operations for the years ended December 31, 2006, 2005 and 2004,” current Resort cash flow projections for 2007 indicate that although the Resort may be in a breakeven cash situation by year-end, a shortfall is anticipated by late summer to early fall 2007. This shortfall is expected primarily due to certain obligations that the Resort must pay in August 2007, including obligations of approximately $1,060,000 for the quarterly rental pool distribution and approximately $412,000 for the rental pool refurbishment payment. Therefore, a cash infusion of up to approximately $1,000,000 in the aggregate may be necessary to fund the short-fall. Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin. Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million. We continue to work diligently with the Resort’s management team to identify opportunities to continue to strengthen the cash flow situation at the Resort. Further, we continue to seek a buyer for the Resort. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000 and $600,000 in July 2004, September 2005, November 2005 and October 2006, respectively. We made an additional intercompany advance to the Resort of $120,000 in February 2007. Further, we funded approximately $203,000 and $33,000 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively. The $120,000 advance and the $33,000 in capital funding was repaid in March 2007. In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may experience severe liquidity problems.

In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of December 31, 2006, we owed our two most senior executive officers a total of approximately $1,754,000 in milestone payments and accrued interest on such milestone payments. We also owed approximately $3,101,000 in legal fees which are included in our estimate of the costs to be incurred prior to our liquidation. We expect to incur additional fees and costs in connection with closing the sales of our two remaining assets. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek to find alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

We are currently negotiating the terms of  a three year non-revolving credit facility with a Tampa community bank  for approximately $1,200,000. The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements  at the Resort and to cover short-term working capital shortfalls. The three condominium units that we own at the Resort will serve as collateral for this loan. We are also seeking to obtain a revolving accounts receivable line of credit for at least $500,000. However, there can be no assurance that the Company will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.

We could realize liquidity through our interest in the proceeds from the sale of Parcel F. The anticipated timeline to realize the proceeds from our interest in the sale proceeds of Parcel F is currently dependent on the decision of the Second District Court of Appeals as to whether or not the Court will rehear the plaintiffs’ claims in the Land Use Lawsuits and the Parcel F purchaser’s commitment to close. (See detailed discussion of the Land Use Lawsuits in Part I, Item 3 of this annual report on Form 10-K.)  If the Court rejects the plaintiffs’ request to rehear their claims, then the buyer of Parcel F must close on the purchase of Parcel F within sixty days or GHR will seek a new buyer. In that event, the fair value of our interest in Parcel F could potentially be adjusted based on any increase or decrease in the Parcel F sales price in any subsequent agreement with a new buyer for the purchase of Parcel F.  We do not currently believe that the sales price to a new buyer would be lower than the sales price in the sale agreement with the current contracted buyer.

See discussion of our obligations to the holder of our preferred stock in Note 11 to the Consolidated Financial Statements referred to in Item 8 of this annual report on Form 10-K.

Years ended December 31, 2006 and 2005

Cash flow used in operating activities for the year ended December 31, 2006 was $2,759,000, compared to cash flow used in operating activities for the year ended December 31, 2005 of $1,519,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. The increase in the cash flow used in operating activities for the year ended December 31, 2006 was primarily due to less favorable operating results of the Resort for the year ended December 31, 2006 compared to the prior year ended December 31, 2005. This increase was offset to some degree by a decrease in liquidation liability payments year over year primarily due primarily to a decrease in payments made for legal and other professional fees incurred in connection with our plan of liquidation.

We made $454,000 in capital expenditures at the Resort and $92,000 at the other golf courses that we owned and managed during the year ended December 31, 2006, as compared to $695,000 at the Resort and $111,000 at the other golf courses in the year ended December 31, 2005. In addition, our investing activities in 2006 provided $1,037,000 from the sale of one of our golf courses and we collected $3,067,000 in repayments on outstanding notes receivable.

Payments on capital leases at the Resort were approximately $321,000 and $331,000 for the years ended December 31, 2006 and 2005, respectively. Payments under the Resort refurbishment obligation were $1,076,000 and $722,000 for the years ended December 31, 2006 and 2005, respectively.

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

Off Balance Sheet Arrangements

As of December 31, 2006, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,194	$1,759	$435	$—	$—
Series A Preferred Stock and accrued dividends(1)	20,000	20,000	—	—	—
Textron revolving line of credit	5,228	410	4,818	—	—
Operating lease agreements at the managed golf courses	186	137	49	—	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	2	2	—	—
Lease agreements for GTA corporate office	5	5	—	—	—
Subtotal of our obligations excluding those of the Resort	$27,615	$22,313	$5,302	$—	$—
Master lease agreement (with the condominium owners)	$5,433	$1,424	$3,940	$42	$27
Troon management fee	163	163
Westin termination fee	5,594	5,594	—	—	—
Troon supplemental fee	800	800	—	—	—
Operating and capital leases	1,319	667	650	2	—
Service agreements and other	4,836	1,721	2,278	837	—
Subtotal of the Resort’s obligations	$18,145	$10,369	$6,868	$881	$27
Total of our consolidated obligations	$45,760	$32,682	$12,170	$881	$27

(1)          The series A Preferred stock is reflected in the “Less than 1 year” column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption “Series A Preferred Stock.”.

Each type of contractual obligation listed in the table is discussed in more detail below. Interest is reflected, as applicable, in the commitments and obligations listed above.

Employment Agreements.   Under the existing amended and restated employment agreements, performance milestone payments aggregating approximately $2,526,000 were paid to our executives upon our repayment of our obligations under our secured credit facility led by Bank of America, N.A. Pursuant to the fourth amended and restated employment agreement of Mr. Peters, our chief financial officer, which became effective August 29, 2003, the performance milestone bonus amount, remaining to be paid is $82,615, plus accrued interest, to Mr. Peters. Commencing October 1, 2003, interest began accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum. Such payments will be made in due course; no outstanding conditions to this payment exist. We also owe Mr. Blair $1,233,907 in milestone payments plus accrued interest. The accrued interest and estimated employer taxes on these milestones totals approximately $443,000 as of December 31, 2006. In addition, we have severance obligations to other employees aggregating approximately $435,000 which have been provided for in the liquidation accruals.

Textron Revolving Line of Credit.   On March 18, 2004, we entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend our existing revolving loan with Textron. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000, and the term of the loan was extended from March 18, 2006 until March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate under the revolving loan is prime rate (8.25% at December 31, 2006) plus 1.75% per annum, paid monthly.

Operating and Capital Lease Agreements.   In the normal course of operating the golf courses that we manage and in the Resort operations, we and/or our subsidiaries have entered into operating lease agreements to lease golf course maintenance equipment, golf course vehicles, golf carts, and office equipment at the managed courses. The terms of these leases range from twelve to sixty months.

Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses.   In the normal course of operating Stonehenge, we have entered into contracts for services such as advertising, waste management, equipment maintenance and software support. The terms of these contracts range from 12 to 24 months and in certain cases include annual renewal options.

Lease agreements for GTA corporate office.   This represents the office space lease for our corporate office.

Master Lease Agreement.   Our indirect subsidiary, GTA-IB, LLC, is contractually obligated to reimburse the owners of condominium units at the Resort who participate in the Rental Pool for 50% of the refurbishment costs invested in the Rental Pool units by the owners. In addition to the cost reimbursements, GTA-IB, LLC has agreed to pay the owners interest on the balance at 5% through 2009. In addition, GTA-IB agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. The interest is included in the amounts in the table above.

Management Agreements with Westin and Troon.   We entered into the management agreement with Westin on July 15, 2004, to manage the Resort for a fee of 2.2% of gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon to manage the golf facilities of the Resort for a fee of 2% of gross golf revenue. These management fees are paid by the Resort. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The Westin management agreement was terminated by mutual agreement effective October 31, 2006.   On February 22, 2007, we sent Troon Golf LLC, or Troon, a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement. We intend to manage the golf operations internally following the termination of the Troon management agreement.

Westin Termination Fee.   Pursuant to the terms of the Termination Agreement, the Westin termination fee of approximately $5,594,000 is due at the earlier of the date of a sale of the Resort or March 31, 2008.  This amount is included in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort, although as of March 26, 2007, no binding contract for the sale of the Resort has been executed.

Troon Supplemental Fee.   The facility management agreement that Westin executed with Troon effective July 15, 2004, and we assumed on October 31, 2006, provides that we shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000 which is due upon either the expiration of the contract on July 15, 2009 or its early termination. See further discussion regarding the current status of the Troon agreement in the note above captioned “Management Agreements with Westin and Troon.”

Service Agreements and Other.   In the normal course of operating the Resort, we are a party to multiple agreements with miscellaneous service providers for, among other services, waste removal, uniform cleaning and replacement, armored car services, indoors plant maintenance and pest control. These services and contracts are individually immaterial and, therefore, are included in the aggregate.

Commitments

Series A Cumulative Convertible Redeemable Preferred Stock.   For a detailed discussion of our obligations to the holder of our preferred stock see the following sections of this annual report on Form 10-K, (i) Note 11 to the Consolidated Financial Statements referred to in Item 8, (ii) Part I, Item 1 under the caption “Significant Events since the filing of our last Quarterly Report,” and (iii) Part I, Item 1A under the caption “Risk Factors.”

GTA-IB, LLC—Results of operations for the years ended December 31, 2006, 2005 and 2004

The table below is provided to illustrate the significance of the Resort’s operations in our consolidated financial results.

	Year ended December 31, 2006
	GTA and its Other Courses	Resort		Golf Host Securities	GTA Consolidated
Revenue	$3,809	$41,857		$320	$45,986
Expenses	(4,297)	(41,804	)(a)	(333)	(46,434)
Interest, net	(325)	(982	)(b)	—	(1,307)
Loss before adjustment to liquidation basis of accounting	$(813)	$(929)		$(13)	$(1,755)

(a)           The Resort results exclude depreciation and amortization expense of approximately $3,357,000 pursuant to liquidation basis of accounting.

(b)          The Resort results include a reduction in non-cash interest of approximately $79,000 which represents a discount of a fixed amount of $365/day from the Westin obligation pursuant to the management agreement.

Results of Operations

We took title to the Resort at 12:00 a.m. on July 16, 2004. As a result, the financial results of GHR, the predecessor owner, are included below for the periods prior to July 16, 2004. The predecessor owner’s results are included only for comparative purposes. While the operations of the Resort have remained substantially unchanged with respect to the manner of recording revenues and expenses, the financial statements of the predecessor owner include assets and liabilities at carrying values that differ from the carrying values presented in our financial statements. As a result, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities between the predecessor owner’s financial statements and our financial statements.

Utilization of the Resort facilities during the past three years by facility type is illustrated in the table below:

	2006	2005	2004
Available room nights	211,710	214,580	215,716
Actual room nights
Group	55,806	59,138	51,606
Transient	29,706	39,281	32,858
Total room nights	85,512	98,419	84,464
Average room rate	$156.78	$135.49	$130.55
Food and beverage covers	398,459	406,175	379,059
Average food check	$20.26	$19.40	$18.47
Golf Rounds
Resort guests	70,351	79,312	70,672
Member/guests	38,333	39,694	37,577
Total golf rounds	108,684	119,006	108,249
Total golf revenue per golf round	$128.13	$112.20	$106.99
Golf course maintenance cost per golf round	$35.62	$32.53	$34.81

The 2004 Combined Statements of Loss are used as a reference for the comparative analysis of changes in operating results in the table below (in thousands) and in the Resort comparative discussion that follows (in thousands, except for statistical data):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Period 07/16/04 to 12/31/04	Period 01/01/04 to 07/15/04 (Predecessor Basis)
Revenues
Hotel	$13,407	$13,335	$11,028	$4,356	$6,672
Food and beverage	11,896	11,557	10,269	4,445	5,824
Golf	13,925	13,352	11,582	4,248	7,334
Other	2,613	3,637	3,967	1,174	2,793
Total revenues	41,841	41,881	36,846	14,223	22,623
Expenses
Hotel	11,139	11,411	9,749	4,138	5,611
Food and beverage	8,742	8,140	7,886	3,238	4,648
Golf	7,655	7,620	7,423	3,173	4,250
Other(a)	10,554	9,902	9,003	4,100	4,903
General and administrative expenses	5,026	4,744	4,899	2,096	2,803
Depreciation and amortization	2,036	2,479	2,875	1,249	1,626
Total expenses	45,152	44,296	41,835	17,994	23,841
Operating loss	(3,311)	(2,415)	(4,989)	(3,771)	(1,218)
Interest expense, net	(1,550)	(1,635)	(5,796)	(669)	(5,127)
Net loss	$(4,861)	$(4,050)	$(10,785)	$(4,440)	$(6,345)

(a)           Includes net rental pool distributions of approximately $4,808,000, 4,996,000, and $3,856,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

2006 Compared to 2005

During the year ended December 31, 2006, there were 12,907, or 13.1%, fewer occupied room nights than there were for year ended December 31, 2005. During the year ended December 31, 2006, there were 9,575 fewer transient room nights and 3,332 fewer group room nights, resulting in a combined 12,907 fewer occupied room nights as compared to the period ended December 31, 2005. In addition, to the room night decrease, overall density, or the number of average guests per room night, also decreased from 1.7 to 1.6 for the years ended December 31, 2005 and 2006, respectively. We believe the decrease in transient room nights could be attributed to the mild weather in the winter and spring months experienced during 2006 in the northern states. Because the winter and spring months were much warmer in the northern states during 2006 than in 2005, we believe that transient guests and golf package guests were less inclined to visit the southern states. As described above, we also believe that transient room nights decreased in the late summer/early fall months due to guest hesitancy to book rooms on the southeast coast of Florida during the hurricane season.   We also believe the decrease in group room nights was a result of our decision to target higher revenue producing group types as opposed to certain types of groups that booked in the prior year and were not as profitable. In addition, we believe that the decrease in group room nights was due to the fact that our sales and marketing department had four vacant positions for varying periods of time between February and June 2006 which hindered the sales and marketing staff’s ability to book to the same levels as in prior periods. The sales team is now fully staffed and we believe that the sales productivity has begun to increase.

The decline in the occupied room nights during the year ended December 31, 2006 was offset by improved average room rates and ancillary spending patterns of the Resort’s guests, coupled with increases in catering, room service and pool food and beverage  sales. Total revenue for the Resort decreased by $40 during the year ended December 31, 2006 compared to the year ended December 31, 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, offset the majority of the reduction in gross revenue that resulted from the lower number of room night in the year ended December 31, 2006 as compared to the same period of 2005. The average room rate increased from $135.49 in 2005 to $156.78 in 2006. Aggregate spending per room night during the year ended December 31, 2006 was $489.49, as compared to $425.69 during the same period in 2005.  The most significant increase in revenues at the Resort during the year ended December 31, 2006 occurred in Golf department. Revenues of that department increased by approximately $573, or 4.3%, for the year ended December 31, 2006, as compared to the same period in 2005. Overall food and beverage revenues increased by $339 or 2.9% as the food and beverage total covers (meals) decreased by 7,176. This net decrease in covers served was primarily attributed to the Resort’s banquets and casual restaurants with a combined decrease of approximately 17,390 covers. Covers served in the Resort’s casual restaurants decreased by approximately 9,054 covers. These banquet and restaurant reductions were offset buy increases in catering, room service and pool service with an aggregate increase of 9,674 covers. This reduction of restaurant covers is reflective of the reduced transient and group room nights noted above. Food and Beverage revenue per cover increased from $28.45 for the year ended December 31, 2005 to $29.85 for the year ended December 31, 2006, or 4.9% per cover. Golf revenue increased by approximately $573, primarily as a result of improved capture of revenue per round of golf. Golf revenue for the year ended December 31, 2006 averaged $128.13 per round, as compared to $112.20 per round for the comparative period in 2005, while the number of rounds played decreased for the period.  In the aggregate, while there were 10,323, or 8.7%, fewer golf rounds, revenues increased as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributable to 8,962 fewer rounds played by the Resort’s transient guests, including packages, coupled with a decrease of 1,361 rounds played by Resort members. The number of total golf rounds played in the year ended December 31, 2006 was 108,684, as compared to 119,006 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests for the year ended December 31, 2006 as compared to the same period in 2005 were offset by a decrease in Other Revenue of approximately $1,024. Other Revenue decreased primarily because the Resort did not charge a resort fee for the period of January 1, 2006 through October 31, 2006.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to insure that Westin controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand. Subsequent to the Westin termination on October 31, 2006, we have directly monitored and managed these expenses. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we seek to manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,300, or 3.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase of 3.1% is attributable to the increases in overall payroll and employee benefit costs, energy and insurance costs.

Administrative and general expenses increased from approximately $4,744 to approximately $5,026 for the years ended December 31, 2005 and 2006, respectively. This increase of $282, or 1.0%, in administrative and general expenses is primarily due to an increase of approximately $334 in bad debt expense resulting from three large group account balances that were deemed uncollectible, offset by a decrease in payroll expenses of approximately $255. The remaining net increase of approximately $109 represents small fluctuations in a number of accounts.

Other expenses increased from approximately $9,902 to approximately $10,554 for the years ended December 31, 2005 and 2006, respectively. The other expense category includes, among other departments, sales and marketing, repairs and maintenance, energy, service express (the Resort’s one stop customer service center), and telecommunications. The increase of $652, or 6.6%, is primarily due to the following : (i) sales and marketing expenses increased by approximately $126, to $3,014, as a result of additional golf and membership marketing efforts, the use of contract services and increased payroll and travel expenses; (ii) general insurance premiums increased by approximately $348;  (iii) rising energy costs caused utility expense to increase by approximately $330, from $1,509 to $1,839; (iv) a decrease in property and sales taxes of approximately $115 and (v) the remaining net decrease of approximately $37 represents small fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) included in other expenses decreased as a direct result of the room revenue decreases noted above. The distribution for the year ended December 31, 2006 decreased by approximately $158 from the preceding year. The Rental Pool distributions were approximately $4,808 and $4,966 for the years ended December 31, 2006 and 2005, respectively.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $2,036 and $2,479 for the year ended December 31, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $1,550, and $1,635 for the year ended December 31, 2006 and 2005, respectively, and reflect amortization of the discount on (i) our Rental Pool refurbishment liability in the amount of $682, (ii) our short-term liability to Westin in the amount of $447 and (iii) our short-term liability to Troon in the amount of $48. As previously discussed, the defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, has a balance at December 31, 2006 of $39,240, and became non-interest bearing upon our assumption on July 15, 2004.

The net loss for the year ended December 31, 2006 was approximately $4,861, compared to a net loss for the year ended December 31, 2005 of approximately $4,050.

During the year ended December 31, 2006, approximately $1,301 of the capital reserve funds was disbursed. Of those disbursed funds, $844 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf carts, golf course equipment, telephone and cable equipment and the balance was for various capital improvement projects and replacements throughout the Resort.

Beginning in 2003, the Rental Pool participation, as represented by available room nights in the chart above, has stabilized and the Resort appears to be positioned to provide a minimum of 600 rental units through the year 2009, or approximately 216 available room nights in each of the upcoming years through 2009. Our management believes that the 2009 time frame noted is relevant because this is the time frame in which the condominium owners have a contractual right to recover 50% of the refurbishment costs of their individual condominium units pursuant to the New Master Lease Agreement. Subsequent to 2009, the condominium owners may be less likely to remain in the Rental Pool because the final refurbishment reimbursement payments will have been made. During the period from 1998 through 2002, available room nights decreased from a high of approximately 309 in 1998 to a low of approximately 211 in 2002. These reductions in available room nights created negative pressure on the ability of the Resort to book historically larger groups. As a consequence of this pressure, Westin’s sales and marketing efforts and our sales and marketing efforts subsequent to the Westin termination, were and continue to be targeted at booking a greater number of smaller groups that can be accommodated, in light of the relatively limited available room nights.

The Resort utilizes the Smith Travel Research to compare itself to our competitive set. Our competitive set is listed under the heading “Business” in this report. During the year ended December 31, 2006, as in prior years, the Resort lagged behind its competitors in both occupancy percentages and average room rates. While our competitors’ occupancy levels decreased slightly for the year ended December 31, 2006, from 60.9% to 58.1%, or 4.6%, the Resort’s occupancy percentage decreased by 12.0%, to 40.4% during the same period. Offsetting the room night reduction, the average room rate at the Resort increased from $135.49 to $156.78, or 15.7%, on a year-to-year comparative basis. The average nightly room rate of our competitive set for the year ended December 31, 2006 increased by $7.70, or 5.0%, to $160.61. The Resort’s net decrease in overall room nights was due both to a decrease in group business, which includes conferences, and transient business. The increase in the average room rate was primarily attributable to room rate increases for transient business, but the increase can also be attributed in part to certain rate increases implemented throughout the other business sectors.

2005 Compared to 2004

During the year ended December 31, 2005, total room nights at the Resort increased to 98,419 from 84,464 in the same period of 2004. Total room nights are comprised of transient room nights and group room nights. During the year ended December 31, 2005, the Resort saw stronger transient business which exceeded historical averages. For the year ended December 31, 2005, total transient room nights were 39,281, an increase of 6,423 room nights, or 19.5%, from the same period in 2004. In addition, during 2005 the Resort also began to see a recovery in golf package business and corporate group booking patterns compared to booking patterns for 2004. Total golf packages sold increased by 1,493 packages, or 35.8%, from 2004 to 2005. Group room nights for the year ended December 31, 2005 increased by 7,532, or 14.6%, as compared to the prior year. The last minute cancellations of two large corporate events in the first half of 2004, within the peak season, and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September of 2004, caused the Resort to lose an aggregate of approximately $850 in revenue, net of cancellation fees, during that year. Cancellation fees of approximately $651 relating both to these two large events and to a number of smaller events have been included in total revenues during the year ended December 31, 2004. During 2005, due to improved weather conditions, the Resort did not experience as many cancellations as in 2004. As a result, cancellation fees we received in 2004 were $512 less than in 2004. Although the Resort experienced fewer cancellations, our management believes that the Resort’s bookings in 2005 were adversely affected as a result of the 2004 hurricane season.

Participation in the Rental Pool during the years ended December 31, 2005 and 2004 resulted in available room nights of approximately 215 and 216, respectively. Actual utilization or sales of room nights increased by 13,955, or 16.5%, for the year ended December 31, 2005 as compared to the previous year. We believe that this increase was related to the increased confidence from corporate meeting planners in our property resulting from the resolution of the mortgage default via the Settlement Agreement coupled with general improvements in the hospitality and destination resort business. With the stigma of the mortgage default removed, we reviewed and amended the Resort’s marketing plan with Westin and, as a result, revised that plan to focus more on selling memberships and more effectively marketing the golf package business than on volume selling of corporate hotel rooms. These changes were implemented primarily to establish a stable source of membership dues, and to improve the capture of the most profitable business available to the Resort. Because these changes in the marketing program appeared to be producing positive results, we continued to utilize the programs going forward. The most profitable departments of the Resort, in order of highest to lowest, are (i) the golf department, (ii) food and beverage and (iii) rooms, net of rent attributable to Rental Pool participants (calculated by subtracting Hotel operating expenses of $11,411 from gross Hotel revenue of $13,335). Operating profit for the golf department was 42.9% and 35.9%, respectively, for 2005 and 2004. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort’s gross operating profit. Food and beverage, or F&B, profit was approximately 29.6% and 23.2%, respectively for 2005 and 2004, respectively. The year over year increase in F&B revenue was primarily due to the increase in group banquet revenue resulting from an increase in corporate group bookings. Corporate groups typically have the highest F&B contribution. Operating profit for the rooms department after payments pursuant to the Rental Pool sharing arrangement with the condominium owners for 2005 and 2004 was 14.4% and 11.6% for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, as in prior years, the Resort lagged behind its competitors in both occupancy percentages and average room rates. While our competitors’ occupancy levels increased slightly for the year ended December 31, 2005, from 58.9% to 60.9%, the Resort’s occupancy percentage increased by 6.7%, to 45.9% during the same period. Further, the average room rate at the Resort increased from $130.55 to $135.49, or 3.8%, on a year-to-year comparative basis. The average nightly room rate of our competitive set for the year ended December 31, 2005 increased by $9.59, or 6.7%, to $153.08. The Resort’s net increase in overall room nights was due both to an increase in group business, which includes conferences, and transient business. The increase in the average room rate was primarily attributable to room rate increases for transient business, but the increase can also be attributed in part to certain rate increases implemented throughout the other business sectors.

The Resort did not experience any significant or direct exposure to tropical storms or hurricanes during 2005, we believe the 2004 hurricane season negatively impacted the booking of room nights in 2005. When storms directly impact the Resort, loss of conference room nights and transient business is generally replaced as guests seeking shelter from the storm fill rooms that otherwise would be vacant due to those cancellations. We offer a discounted room night to coastal residents who are required to evacuate their homes. To date, these discounted rates have not had a material impact upon the average room rate of the Resort in any given year. Total group room nights increased in 2005 by 7,532, from 51,606 room nights in 2004 to a total of 59,138 room nights in 2005. The average room rate for group business of the Resort increased $5.34, or 4.2%, from $128.46 for the year ended December 31, 2004 to $133.80 for the year ended December 31, 2005. We believe that this increase resulted from increased meeting planner confidence and marketability of the Resort. To complement this increase, the transient room nights increased by 19.5%, from 32,858 in 2004 to 39,281 in 2005. We believe that this increase resulted from increased marketing to this segment, the focus on golf package business and the replacement of group room nights with transient room nights. The average room rate within the transient sector, however, increased by $9.10, to $135.82 per room night, for the year ended December 31, 2005. As described above, the room rate was impacted by the weather and competitive pressure, as the travel and leisure sector of the economy was rebounding and hotels were competing to recover losses experienced during the economic downturn experienced from 2001 through 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which we believe also contributed to the 2004 and 2005 growth in the transient business. The growth in this segment, coupled with growth in the group sector, appears to be continuing in 2006 based upon recent sales contracts that have been executed for bookings in future periods.

While room nights increased, overall density, or the number of average guests per room night, also increased from 1.6 to 1.7 for the years ended December 31, 2004 and 2005, respectively. In addition, total F&B covers (number of individual meals served) increased by 7.2%, from 379,059 to 406,175, on a comparative basis due to the change in the mix of business from group to transient coupled with increased overall density. In general, groups are more likely to purchase the banquet services rather than dining nightly in one of the Resort’s restaurants. As a consequence of the approximately 14.6% increase in group room nights from 2004 to 2005, group banquet business also increased. Banquet covers sold were 165,189 and 158,353 for the two years ended December 31, 2005 and 2004, respectively. Overall F&B revenue was up approximately $1,288, or 12.5%, during 2005 as compared to 2004. The F&B departmental profit increased by approximately $1,034, or 43.4%, due to the increased revenue of the department and higher volume of covers sold. The preparation and cost of sales for banquet meals costs is less than the cost to produce meals in the Resort’s restaurants.

The golf department was the most profitable department of the Resort. For the year ended December 31, 2005, total golf revenue increased by approximately $1,770 as golf rounds increased by 10,757. The operating profit of the golf department increased by approximately $1,573 in 2005 as compared to 2004.

Administrative and general expenses decreased from approximately $4,899 to approximately $4,744 for the years ended December 31, 2004 and 2005, respectively. This decrease of $155, or 3.3%, in administrative and general expenses is primarily due to a decrease of approximately $65 in the provision for bad debt expense, a decrease in the operating costs of GTA’s on-site office of approximately $235, a decrease in Resort legal fees of approximately $56 and an approximately $100 decrease resulting from small fluctuations in a number of accounts. These decreasing expenses were offset by an increase in management fees of approximately $301 resulting from an increase in aggregate revenues coupled with the change in the management fee calculation to include golf revenues pursuant to our management agreement with Westin. The decrease in the operating costs of GTA’s on-site office resulted from reduced payroll costs of approximately $22, an approximately $180 reduction in legal fees related to the property tax lawsuit and a reduction of other GTA on-site expenses of $33.

Other expenses increased from approximately $9,003 to approximately $9,902 for the years ended December 31, 2004 and 2005, respectively. The increase of $899, or 10.0%, is primarily due to the following changes: (i) sales and marketing expenses increased by approximately $94, to $2,889, as a result of additional golf and membership marketing efforts; (ii) real property taxes increased by approximately $69; (iii) general insurance premiums increased by approximately $104; (iv) rising energy costs caused utility expense to increase by approximately $255, from $1,254 to $1,509; and (v) management incentives increased by approximately $311 due to the improved performance of the Resort. The remaining net increase of approximately $66 represents small fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) included in other expenses increased as a direct result of the room revenue increases noted above. The distribution for the year ended December 31, 2005 increased by approximately $911 from the preceding year. The Rental Pool distributions were approximately $4,966 and $4,055 for the years ended December 31, 2005 and 2004, respectively.

Interest, net decreased by approximately $4,161 year over year primarily due to the discontinuation of the interest accrual on the Resort’s participating mortgage effective with the closing of the negotiated settlement. The mortgage note between us and GTA, LP is non-interest bearing. This mortgage interest savings resulted in a decrease of approximately $4,941 offset by the rental pool refurbishment liability accretion and interest expense which increased approximately $758 coupled with an increase in interest expense on capital leases of approximately $14 and an $8 decrease in interest income primarily due to reduced interest earned on our deposit with the electric company, which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company.

Inflation

We believe that inflation does not pose a material risk to us. Our main source of cash flow, golf course dispositions, is not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Our main financial obligation, redemption of the Series A preferred stock, accrues at a fixed rate.  Our golf course fees at the Resort and Stonehenge are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons’ yearly membership dues and fees.

Seasonality

The golf industry is seasonal in nature. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, we believe that unusual weather patterns, such as the tropical storm weather and hurricanes experienced in Florida in 2004 and 2005,  reduced revenues for the Resort in the period from late summer through early fall in 2006 and could possibly do so in future years by negatively impacting reservations in comparable periods.

The Resort hosted in October 2003, October 2004, October 2005, and October 2006, a nationally televised PGA event, the Chrysler Championship, that brought some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. We do not expect to host the Chrysler Championship after 2006. On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event known as the PODS Championship. Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012. The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales. We do not yet have the final numbers for the March 2007 tournament but our estimates indicate that the ticket sales did indeed exceed the referenced threshold.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004, and amended on August 4, 2005. At March 26, 2007, the total outstanding debt subject to interest rate exposure is $4,100,000. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $10,250 annualized increase or decrease in interest expense and cash flows (see Note 8 to our Consolidated Financial Statements for additional debt information). For the year ended December 31, 2006, a 25 basis point movement would have resulted in a $12,000 annualized increase or decrease in interest expense and cash flows. We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page 73.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer (until his resignation effective February 7, 2007) and our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, our disclosure controls and procedures with respect to the manager and the Resort were necessarily more limited than those we maintained with respect to our own corporate operations. At the close of business on July 15, 2004, we took title to the Resort; however, despite the fact that our Management Agreement with Westin provides us with heightened control and access to information, prior to the termination of the Management Agreement on October 31, 2006, we did not directly assemble the financial information for the Resort although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information. Consequently, until the termination of the Management Agreement on October 31, 2006, our disclosure controls and procedures with respect to the Resort, while strengthened as a relative matter, remained necessarily more limited than those we maintained with respect to our own corporate operations. Since taking title to the Resort and most recently, assuming the management of the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort. Effective January 1, 2007, we implemented a new general ledger accounting software package, or GL software, at the Resort to replace the former GL software of which the majority of the financial reports were proprietary to Westin. Our new GL software, known as Aptech, was used at the

Resort prior to July 15, 2004 when Westin required that the Resort adopt their GL software so the accounting staff is familiar with the process and procedures in operating the new GL software. We do not currently believe that the change in the GL software will materially change our controls over financial reporting or our disclosure controls and procedures.

The integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows which the predecessor owner has provided to us may not be accurate. We have of necessity placed a certain amount reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004 and continued to rely on the information provided by Westin as manager of the Resort until October 31, 2006.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Subject to the limitations mentioned above, our chief executive officer and our principal accounting officer concluded that as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

See earlier discussion of the matters below under the caption “Significant Events since the filing of our last Quarterly Report,” in Part I, Item I of this Annual Report on Form 10-K.

Termination of Westin Management Agreement

On July 15, 2004,  GTA-IB, LLC (the “owner”) entered into a Management Agreement (the “Management Agreement”) with Westin Hotel Management L.P., successor in interest to Westin Management Company South (“Westin”). The Management Agreement provided, among other things, that Westin would manage the Resort. By mutual agreement, on September 28, 2006, we, the owner, and Westin, as guarantor, entered into a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the owner and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”). In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, the owner shall deposit $600,000 in the Resort’s operating account (which we did)  to be used in part to pay to Westin certain fees and charges accrued under the Management Agreement and which are expected to approximate this amount; (ii) on or prior to the earlier of March 31, 2008, or sale of the Resort by the owner, the owner will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, estimated at $5,600,000; and (iii) Westin shall permit the owner to continue to access Westin’s “SAP” accounting system (which they have) for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000. The owner plans to independently manage the Resort as of the Termination Date and no longer use the Westin brand or their reservation system.

The foregoing summary of the material terms of the terminated Management Agreement does not purport to be complete and is qualified in its entirety by reference to the Management Agreement, which is filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 29, 2004, and the Termination Agreement, which is filed as Exhibit 10.39 to our Current Report on Form 8-K filed on October 3, 2006.

Amendment of Scott Peters’ Employment Agreement

On September 29, 2006, we executed a letter (the “Letter Amendment”) with Scott D. Peters, our Chief Financial Officer and Secretary, extending the fixed Date of Termination of the Modified Schedule of Mr. Peter’s employment pursuant to the Fourth Amended and Restated Employment Agreement between Mr. Peters and us (the  “Employment Agreement”) from September 30, 2006 to April 30, 2007. As a result of the Letter Agreement, Mr. Peter’s employment will be terminated at April 30, 2007, unless earlier terminated by us or by Mr. Peters for Good Cause (as defined in the Employment Agreement) as applicable. The Employment Agreement remains in full force and effect, except as expressly modified or amended by the Letter Amendment.

The Letter Agreement also provides that we shall pay to Mr. Peters the remaining $82,615 balance of the performance milestone described in Section 4.A.(a) of the Employment Agreement, plus accrued interest, no later than April 30, 2007 or the earlier termination of his employment pursuant to Section 5.A. of the Employment Agreement.

A copy of the Letter Amendment is included as Exhibit 10.33.3 to our Current Report on Form 8-K, filed on October 2, 2006, and is incorporated herein by reference. The foregoing description of the Letter Amendment is qualified in its entirety by the contents of the Letter Amendment.

Nomination of Messrs. Loeb and Toor

On October 9, 2006, we issued a press release announcing that on October 5, 2006,  that we had entered into a Letter Agreement (‘the “Letter Agreement”) with Jan H. Loeb and Nauman S. Toor (collectively, the “Director Candidates”) under which, among other things, we agreed (i) to increase the number of members of our board of directors to seven, consisting of three Class I directors, the term of which expires at the 2006 Annual Meeting, two Class II directors, the term of which expires at the 2008 Annual Meeting and two Class III directors, the term of which expires at the 2007 Annual Meeting; (ii) to include (and recommend the candidacy of) Mr. Loeb in the board of directors’ slate of three nominees for potential election as Class I directors at the 2006 Annual Meeting and provide Mr. Loeb with substantially the same assistance that we provide the other board candidates, with respect to such election, and (iii) to nominate (and recommend the candidacy of) Mr. Toor as the only candidate for potential election as an additional Class III director of our company at the 2006 Annual Meeting to fill the vacancy created by the increase in the number of Class III directors from one to two (and to serve for a term expiring at the 2007 Annual Meeting) and, for purposes of our proxy solicitation, provide Mr. Toor with substantially the same assistance that we provide the other board candidates.

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

In addition, the Board Candidates each acknowledged in the Letter Agreement that our stockholders have previously approved and adopted  the Plan of Liquidation, and that our board of directors intends to conduct our company’s operations in a manner consistent with the Plan of Liquidation, unless or until our board of directors and its stockholders approve otherwise. The Board Candidates also agreed to act in a manner consistent with and in furtherance of the Plan of Liquidation as approved by our stockholders, unless or until our board of directors and its stockholders approve otherwise. The Letter Agreement provides that despite the restrictions described above, any of our directors may propose to our board of directors for its preliminary consideration (subject to approval by the our stockholders) a modification to the Plan of Liquidation.

Amendment of Parcel F Defense and Escrow Agreement

On December 28, 2006, we together with GTA, LP and GTA-IB entered into a First Amendment to Defense and Escrow Agreement (the “Amendment”) with GHR and the Escrow Agent. The Amendment, among other things, amends the distributions from a sale of Parcel F under the Defense and Escrow Agreement to reduce the distributions to us by $710,000. The Amendment also provides that, in the event that the purchaser of Parcel F (“Parcel F, LLC”) receives a return of its earnest money deposit pursuant to an Amended and Restated Agreement for the Sale and Purchase of Real Property - Parcel F between GHR and Parcel F, LLC, dated June 29, 2004 (as amended), the GHR shall receive an offsetting payment of the lesser of $200,000, or the amount of earnest money returned to Parcel F, LLC. The Defense and Escrow Agreement was included as Exhibit 10.2 to our Current Report on Form 8-K which was filed on July 29, 2004.

In connection with the execution of the Amendment, that we and Elk Funding entered into the Loan Satisfaction Agreement which provided, among other things, that when GHR receives $710,000 (which occurred on or about December 28, 2006) pursuant to the terms of the Amendment (i) our obligations to Elk Funding under Note A shall be deemed to be paid in full and satisfied, (ii) the loan documents between the us and Elk Funding shall be deemed terminated and neither party shall have further obligations under such documents and (iii) the Assignment of Defense and Escrow Agreement and the security interest created by such agreement shall be deemed terminated. As further consideration for the satisfaction of Note A, we consented to the extension of the closing deadline pursuant to the Second Amendment to the Amended and Restated Agreement for Sale and Purchase of Real Property—Parcel F between GHR and Parcel F, LLC. Elk Funding also consented to the Amendment as part of the Loan Satisfaction Agreement. Note A, made in the principal amount of $700,000, was secured by the Assignment of Defense and Escrow Agreement between us and Elk Funding. Note A, Note B (which was previously repaid by us) and the loan agreement relating to both notes were included as Exhibit 10.7 to our Current Report Form 8-K which was filed on July 29, 2004.

The Amendment and the Loan Satisfaction Agreement were included as Exhibit 10.24.2 and Exhibit 10.29.2 , respectively, to our Current Report on Form 8-K filed on January 4, 2007. The description of the Amendment and the Loan Satisfaction Agreement are qualified in their entirety by the contents thereof.

On December 28, 2006, Note A was deemed satisfied, the obligations of the parties under the related loan documents were deemed terminated, and the Assignment of Defense and Escrow Agreement and the security interest created by such agreement were deemed terminated.

Further, on December 28, 2006, GHR and Parcel F, LLC, the purchaser of Parcel F, entered into the Second Amendment to the Amended and Restated Agreement for the Sale and Purchase of Real

Property—Parcel F between GHR and Parcel F, LLC, to which we are not a party, but such amendment eliminated seller financing and certain reductions from the purchase price related to the number of permitted condominium units to be built on Parcel F and resulted in a write-up of the estimated fair value of our interest in Parcel F of approximately $1,410,000 to $2,900,000.  Parcel F, LLC has sixty days from the final appeal court decision on the Land Use Lawsuits (see related discussion in second bullet below) to close on the purchase of Parcel F or Parcel F will be marketed to potential new buyers.  If that were to occur, the terms of Amended Defense and Escrow Agreement and the Parcel F Development Agreement would continue to be applicable to the purchase contract of any new buyer of Parcel F. Upon the closing of the sale of Parcel F, we currently expect to receive proceeds of approximately $2,900,000.

Resignation of Director and Chief Financial Officer

On February 4, 2007, Scott D. Peters notified us that, due to personal reasons related to his obligations and commitments to another employer, he is resigning as our Chief Financial Officer, Senior Vice President, Secretary and Director effective February 5, 2007.  Consequently, Mr. Peters’ existing employment agreement, which was due to expire by its terms on April 30, 2007, was terminated effective February 5, 2007. Mr. Peters’ remaining milestone payment, pursuant to his existing employment agreement, of approximately $83,000, plus accrued interest, remains due and payable by us to him. Mr. Peters has been our Chief Financial Officer since 1997 and has served as a director since late 1999.  At this time, our Board will not fill the Board seat that Mr. Peters is vacating.

On February 6, 2007, our Controller, Tracy S. Clifford, age 38, was appointed Principal Accounting Officer. Ms. Clifford is a certified public accountant and holds a masters degree in business administration from Georgia State University. Ms. Clifford has served as our Controller since October 1999. At this time, there were no changes to Ms. Clifford’s compensation as a result of this appointment.

The two most recent events above are also briefly described under the heading “Significant Events since the filing of our last Quarterly Report in Item 1 and each will also be described in detail in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are managed by a board of directors composed of seven members. At our annual meeting on November 17, 2006,  we added two new independent directors to the three directors, who at all times have comprised a majority of the board, are independent of our management and receive no compensation, directly or indirectly, from our company other than for their services as directors. We refer to these five persons as our independent directors. The board also includes W. Bradley Blair II, who is our Chief Executive Officer and President, and, until his resignation effective February 5, 2007, Scott D. Peters, who was our Chief Financial Officer, Senior Vice President and Secretary. Subject to severance/milestone compensation rights under their amended employment agreements, officers serve at the pleasure of the board of directors.

In 2006, the board met twenty-three times; our audit committee met seven times; our compensation committee met two times; our nominating committee met one time; and our independent committee met one time. Each of the directors either attended or participated by telephone in at least 75% of the total number of meetings of the board of directors and of the committees of the board of which he was a member.

Set forth below is information about our directors and executive officers:

Name	Age	Position	Year Elected to Board	Current Term Expires
W. Bradley Blair, II	63	Chief Executive Officer, President and Chairman of the Board of Directors	1997	2008
Scott D. Peters(4)	49	Chief Financial Office, Senior Vice President, Secretary and Director	1999	—
Tracy S. Clifford(4)	38	Principal Accounting Officer and Secretary	—	—
Raymond V. Jones(1)(2)(3)	59	Independent Director	1997	2008
Fred W. Reams(1)(2)(3)	64	Independent Director	1997	2009
Edward L. Wax(1)(2)(3)	70	Independent Director	1997	2009
Jan H. Loeb(1)(2)(3)	48	Independent Director	2006	2009
Nauman S. Toor(1)(2)(3).	38	Independent Director	2006	2007

(1)          Nominating committee member

(2)          Audit committee member

(3)          Compensation committee member

(4)          Mr. Peters resigned all positions effective February 5, 2007. At this time, our Board will not fill the Board seat that Mr. Peters vacated. Ms. Clifford was appoint Principal Accounting Officer on February 6, 2007 and Secretary on February 20, 2007.

Biographical Information

W. Bradley Blair, II is our Chief Executive Officer, President, and Chairman of our board of directors. He has been our Chief Executive Officer, President and Chairman since our initial public offering in 1997. Mr. Blair has served as a member of the Board of Directors of NNN Healthcare/Office REIT, Inc. since September 2006. From 1993 until our initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group, a golf course developer and owner. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

Scott D. Peters is our Chief Financial Officer, Senior Vice President and Secretary. He has been one of our officers since our initial public offering in 1997. Mr. Peters has been one of our directors since late 1999. In September 2004, Mr. Peters accepted a position as the Executive Vice President, Chief Financial Officer and a member of the board of managers at Triple Net Properties in Santa Ana, California. Mr. Peters has also served as President and Chief Executive Officer of G REIT, Inc. since December 2005, having served as that company’s Executive Vice President and Chief Financial Officer since September 2004, and he has served as Chief Executive Officer and Chairman of the Board of NNN Healthcare/Office REIT, Inc. since September 2006. From 1992 through 1996, Mr. Peters was the Senior Vice President and Chief Financial Officer of Pacific Holding Company/LSR in Los Angeles, developer of a master-planned residential community and country club, from September 1992 to June 1996, and Senior Vice President and Chief Financial Officer of Castle & Cooke Properties, Inc., a real estate development subsidiary of Dole Food Company, from February 1988 to August 1992. Mr. Peters received a Bachelor of Arts degree in Accounting and Finance from Kent State University.

Tracy S. Clifford was appointed our Principal Accounting Officer and Secretary upon the resignation of Scott D. Peters, our Senior Vice President, Secretary and Chief Financial Officer, on February 5, 2007. Ms. Clifford has been our Controller since September 1999. Prior to her employment with us in September 1999, Ms. Clifford was the Accounting Manager for United Healthcare of Georgia, Inc. from May 1995 through February 1999 and Finance Director from March 1999 until  September 1999. From June 1993 through April 1995, Mrs. Clifford was employed by North Broward Hospital District in Fort Lauderdale, Florida initially as Senior Accountant (June 1993 through January 1994) and subsequently as Accounting Manager (February 1994 through April 1995). Ms. Clifford is a Certified Public Accountant and worked as an auditor with Deloitte & Touch in Miami, Florida from 1991 to 1993. She received a Bachelor of Science Degree in Accounting from the College of Charleston and a Masters Degree in Business Administration from Georgia State University.

Raymond V. Jones is an independent director under the rules of the American Stock Exchange. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before it went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit was a publicly traded REIT listed on the New York Stock Exchange and was one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

Fred W. Reams is an independent director under the rules of the American Stock Exchange. From 1981 until his retirement on March 31, 2004, Mr. Reams served as the Chairman or President and Chief Investment Officer of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. From 1967 to 1981, Mr. Reams was employed in various investment management positions with the First National Bank of Michigan, Irwin Management Company, and Cummins, Inc. In addition, Mr. Reams served as President of the board of directors of the Otter Creek Golf Course from 1981 through 2003. Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

Edward L. Wax is an independent director under the rules of the American Stock Exchange. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax’s employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the board of directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Jan H. Loeb is an independent director under the rules of the American Stock Exchange. Mr. Loeb, the largest stockholder of GTA, is currently a portfolio manager for Amtrust Capital Management, Inc., a position he has held since February 2005. From February 2004 through January 2005, Mr. Loeb was a portfolio manager for Chesapeake Partners. From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm which is based in New York City. From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City which was formerly known as Wasserstein Perella & Co., Inc. Mr. Loeb also serves on the board of directors of American Pacific Corporation, a chemical and aerospace corporation and serves on the boards of numerous charitable organizations. Mr. Loeb holds a B.B.A. degree from Bernard M. Baruch College.

Nauman S. Toor is an independent director under the rules of the Amex. Mr. Toor has served as a Managing Director of Jefferies & Company, Inc., an investment banking firm which is based in New York City, since April 2001. As of December 31, 2006, 2007, Mr. Toor recently left Jefferies to form his own registered investment advisory firm. Mr. Toor started his career in investment banking with Kidder Peabody & Company in New York in 1990 and joined Jefferies & Company, Inc.’s investment banking group in 1994. Mr. Toor holds a Bachelor of Arts degree in economics from Ohio Wesleyan University and a Masters in Business Administration from Harvard Business School.

Committees

Audit Committee.   The board of directors has established an audit committee to oversee our financial reporting process on behalf of the board of directors. Mr. Jones is the chairman of our audit committee. Our audit committee consists of Messrs. Wax, Reams, Jones, Toor and Loeb each of whom is independent under the rules of the American Stock Exchange (“Amex”). Each member of our audit committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements. Our audit committee’s role is to select the independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company’s internal accounting controls. Our management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, our audit committee reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. Our audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with our audit committee under generally accepted auditing standards. While financially literate under the applicable rules of the Amex, the members of our audit committee are not currently professionally engaged in the practices of accounting or auditing and are not all experts in the fields of accounting or auditing, including in respect of auditor independence. Members of our audit committee rely without independent verification on the information provided to them and on the representations made by management and our auditors, BDO Seidman, LLP. Accordingly, our audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Our audit committee’s reviews, considerations and discussions do not provide assurance that BDO Seidman’s audit of our financial statements was carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that our public accountants are in fact “independent.” Our audit committee operates pursuant to a written amended and restated charter approved by our board of directors.

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

Compensation Committee.   The board of directors has established a compensation committee to determine compensation, including granting awards under our stock incentive plans, for our officers. However, we do not intend to make any further option awards to our executives or to any other person. The compensation committee consists of Messrs. Wax, Reams, Jones, Toor and Loeb each of whom is independent under the rules of the Amex. The chairman of the compensation committee is Mr. Wax.

Nominating Committee.   The board of directors has established a nominating committee to nominate individuals for election to the board of directors. The nominating committee consists of Messrs. Wax, Reams, Jones, Toor and Loeb each of whom is independent under the rules of the Amex. The chairman of the nominating committee is Mr. Reams. The nominating committee does not have a charter.

Other Committees.   The board of directors may, from time to time, form other committees as circumstances warrant. Any additional committees will have authority and responsibility as may be delegated by the board of directors, to the extent permitted by Maryland law. During 2001, the board had two such committees, the strategic alternatives working committee, comprised of Messrs. Blair and Wax, which was created to work with our financial advisor, and an independent committee, composed of the four independent directors, which was created to review and make a recommendation regarding the Legends transaction and agreement. During 2003 and 2004, these two committees did not meet. In December 2004, a special committee was created comprised of our three independent directors. This special committee was created to assess and make recommendations regarding appropriate courses of action to pursue in connection with completing our plan of liquidation. This special committee did not meet during 2006, eleven times during 2005, and did not meet during 2004. However, in December 2006, the five independent directors, known as the independent committee,  met one time to discuss matters concerning our preferred shareholder.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives.   We refer to our chief executive officer as our principal executive officer. Our chief financial officer and principal accounting officer was Mr. Scott D. Peters until February 5, 2007, the effective date of his resignation. Ms. Tracy S. Clifford, formerly our controller, was appointed our Principal Accounting Officer on February 6, 2007. The objectives of our compensation programs are to:

1.                retain (to the extent necessary) and reward experienced, highly motivated principal officers who are capable of effectively leading the liquidation of our company pursuant to the plan of liquidation; and

2.                reward and encourage principal officer activity that results in enhanced value for our stockholders pursuant to the plan of liquidation.

Elements of Compensation.   Each element of compensation is designed to reward different performance goals, yet have the components work together to satisfy the ultimate goal of enhancing stockholder value in the context of the plan of liquidation. The elements of principal officer compensation are:

1.                Base salary.   Base salaries for our principal officers are established based on their performance of their basic job description and through the performance of assigned responsibilities. (See specific discussion regarding the base salary of our principal executive officer below); and

2.                Cash bonuses.   Cash bonuses reward the principal officers for commendable performance of specially designated tasks or outstanding performance of assigned responsibilities pertaining to the plan of liquidation exceeding the compensation committee’s expectations. These bonuses are discretionary and are not awarded based on a formula or a specific time frame other than the milestone bonuses that are paid pursuant to the terms of the employment agreements for our principal executive officer, W. Bradley Blair, II and former principal accounting officer, Scott D. Peters. (See further discussion below.)

3.                Defined contribution plan.   We have a 401(k) savings/retirement plan, which permits our eligible employees to defer up to 12% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan. We discontinued our discretionary contribution matching policy in July of 2001.

4.                Other elements.   We provide at our sole cost to each principal officer and their spouse and children health, dental and optical insurance. We also provide at our sole cost to each principal officer life and disability insurance. Our principal executive officer also receives an automobile allowance as disclosed in the footnotes to the Summary Compensation Table.

Base Salary.   Based upon the assumption that a reduction in his duties would occur as the plan of liquidation progressed under Mr. Blair’s amended and restated employment agreement, effective April 1, 2004, Mr. Blair’s base salary was reduced 25%, then effective January 1, 2005, his base salary was reduced an additional 25%. Subsequent to that date, the only change in Mr. Blair’s base salary was an inflationary adjustment on January 1, 2006 based on the consumer price index pursuant to the terms of his amended employment agreement.

Cash Bonuses.   Pursuant to the amended and restated employment agreements, the Mr. Blair’s and Mr. Peters’ right to performance bonuses and stock based awards terminated upon stockholder approval of the plan of liquidation. Instead, the amended and restated employment agreements provided for a retention bonus, which was paid when our board adopted the plan of liquidation, and two performance milestones to be paid if and when the remaining milestones were met. As described below, both milestones were met in mid-2003. The performance milestones are as follows:

•       stockholder approval of the plan of liquidation (occurred on May 22, 2001);

•       continued employment of Messrs. Blair and Peters with us for 12 months following board approval of the plan of liquidation (Mr. Peters resigned effective February 5, 2007); and

•       repayment of all of our debt (occurred on June 19, 2003).

Our implementation of the plan of liquidation is still ongoing. Both milestone bonus payments became payable on June 19, 2003, the date on which all of our bank debt was repaid. We have made a portion of the milestone payments and we expect to pay the remainder in due course.

Following the disposition of our Sandpiper property in June of 2003 and the corresponding reduction in demands on Mr. Peters’ time, the compensation committee and Mr. Peters agreed upon a reduced time commitment and a reduced salary arrangement. Accordingly, a further amended and restated employment agreement with Mr. Peters was executed on August 29, 2003. Under this amended and restated employment agreement, Mr. Peters was expected to devote a substantially reduced number of hours per calendar quarter to our Company. Correspondingly, we paid him a salary of $12,000 per quarter. To the extent that we required more of Mr. Peters’ time, we paid him on an hourly basis, up to a capped amount per diem. This arrangement was extended by mutual agreement until April 30, 2007; however, Mr. Peters resigned prior to its termination effective February 5, 2007 due to his commitments to another employer. The balance of Mr. Peters’ remaining milestone payment of $82,615 plus accrued interest and remains due and payable by us.

In anticipation of the reduction of our asset base, the conclusion of the Innisbrook Resort and Golf Club settlement negotiations, our assumption of the ownership of the Innisbrook Resort and Golf Club and the assumption that there would be a corresponding reduction in demands on Mr. Blair’s time, this compensation committee negotiated a reduced time commitment and a reduced salary arrangement, as noted above under the caption “Base Salary”  with Mr. Blair. Accordingly, a further amended and restated employment agreement with Mr. Blair was executed on March 22, 2004. Under this amended and restated employment agreement, Mr. Blair was expected to devote a reduced number of hours per calendar quarter to our Company. Correspondingly, we agreed to pay him an annual salary (plus an annual inflationary adjustment based on the consumer price index) of $286,241 for 2004 (effective April 1, 2004), $190,827 for 2005 and $190,827 for each subsequent year.

On February 9, 2001, in connection with our plan of liquidation we entered into a “stay” arrangement with Tracy S. Clifford which provided for fifteen months of severance equivalent to her then annual salary and health benefits upon a change of control created by our Board of Directors’ adoption of our plan of liquidation. This arrangement was amended on January 1, 2005 to extend the severance term from fifteen to eighteen months. Ms. Clifford’s base salary was not adjusted upon her appointment as our principal accounting officer. Ms. Clifford is not subject to any other employment agreements.

Because Mr. Blair’s right to receive his milestone performance bonus is vested and payable, we face the risk that he might resign, even though the plan of liquidation has not yet been completed. The resignation or incapacitation of Mr. Blair poses a relatively greater risk at this time in light of Mr. Peters’ resignation. If Mr. Blair were to resign, we would be required to hire a replacement. Our cost to hire a replacement would likely depend upon the experience and skills required of such an individual in light of our financial condition, our assets remaining to be liquidated, and the complexity of any issues bearing on us and our liquidation at that time.  This compensation committee will from time to time evaluate the means of retaining our remaining principal executive and the three remaining corporate employees, including our principal accounting officer.

Summary Compensation Table

As of March 26, 2007, we currently have two executive officers, Mr. Blair and Ms. Clifford and one executive officer of our material subsidiary, GTA-IB LLC, Mr. R. Keith Wilt. The following table sets forth 2006, 2005 and 2004 annual and long-term compensation to our executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($) (11)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
W. Bradley Blair, II	2006	$201,971	$—	$—	$—	$—	$—	$44,566	(1)	$246,537
Chief Executive Officer	2005	190,827	—	—	—	—	—	41,208	(2)	232,035
and Chairman of the Board	2004	310,094	—	—	—	—	—	1,182,318	(3)(4)	1,492,412
Scott D. Peters(9)	2006	48,286	—	—	—	—	—	122,575	(4)(5)	170,861
Chief Financial Officer,	2005	48,297	—	—	—	—	—	31,626	(6)	79,923
Senior Vice President and Secretary	2004	95,400	—	—	—	—	—	398,708	(4)(7)	494,108
Tracy S. Clifford(9)	2006	110,233	25,000	—	—	—	—	21,297	(8)	156,530
Principal Accounting	2005	110,173	—	—	—	—	—	90,329	(8)(11)	200,502
Officer and Secretary	2004	107,417	—	—	—	—	—	15,247	(8)	122,664
R. Keith Wilt	2006	110,841	15,000	—	—	—	—	106,049	(10)(13)	231,890
Vice President of	2005	99,034	—	—	—	—	—	20,541	(13)	119,575
GTA-IB, LLC, a material subsidiary	2004	43,542	10,000	—	—	—	—	8,973	(13)	62,515

           (1) Includes an annual car allowance of $12,000 and annual health and life insurance premiums and other reimbursements of $32,566 paid by us on behalf of Mr. Blair.

           (2) Includes an annual car allowance of $12,000 and annual health and life insurance premiums and other reimbursements of $29,208 paid by us on behalf of Mr. Blair.

           (3) Includes an annual car allowance of $12,000, annual health and life insurance premiums and other reimbursements of $20,318 paid by us on behalf of Mr. Blair and indebtedness of $1,150,000, plus accrued interest, that we canceled on March 22, 2004 as discussed below under the caption “Indebtedness of Management.”

           (4) We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering. On February 25, 2001, in connection with our plan of liquidation, those employment agreements were amended and restated as discussed under the caption “Employment Agreements.” Those employment agreements, as amended and restated, provide for payment to Messrs. Blair and Peters of bonuses upon the achievement of certain milestones. Performance milestone bonus amounts, which include accrued interest, were paid to Scott D. Peters in 2004 and 2006 as follows: (i) $191,649 to Mr. Peters on August 27, 2004;  (ii) $191,794 to Mr. Peters on September 27, 2004; and (iii) $104,927 to Mr. Peters on September 29, 2006. The amounts remaining to be paid by us are $1,233,907, plus accrued interest, to Mr. Blair, and $82,615, plus accrued interest, to Mr. Peters. All conditions to payment of the amounts remaining to be paid to Messrs. Blair and Peters have been satisfied, and we reiterate that such payments will be made in due course without offset or any deduction. On October 1, 2003, interest began to accrue on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum. This interest continues to accrue.

           (5) Includes annual health and life insurance premiums of $17,648 paid by us on behalf of Mr. Peters.

           (6) Includes hourly compensation of $15,305 and annual health and life insurance premiums of $16,321 paid by us on behalf of or to Mr. Peters. The fourth amended and restated employment agreement for Mr. Peters, as amended, provides for quarterly compensation of $12,000 plus additional compensation at a rate of $150 per hour for hours worked in excess of eighty hours per quarter.

           (7) Includes annual health and life insurance premiums of $15,265 paid by us on behalf of Mr. Peters.

           (8) Includes annual health and life insurance premiums of $21,297, $18,900, $15,247 for the years ended December 31, 2006, 2005 and 2004, respectively, paid by us on behalf of Ms. Clifford.

           (9) Mr. Peters resigned as our Chief Financial Officer, Senior Vice President and Secretary effective February 5, 2007. Ms. Clifford was appointed Principal Accounting Officer effective February 6, 2007 and was appointed Secretary on February 20, 2007.

      (10) Includes accrued severance of $82,500 pursuant to the terms of a stay arrangement with Mr. Wilt dated March 31, 2006, in connection with our plan of liquidation. This stay arrangement provides for a severance payment to Mr. Wilt equivalent to nine months of his then current annual salary upon the termination of his employment following a sale of the Resort. Also, includes annual health and life insurance premiums and 401K contributions of $23,549 paid by us on behalf of Mr. Wilt.

      (11) Includes an increase in accrued severance of $71,429 to reflect a salary increase effective January 1, 2005 and the change in the severance term from fifteen to eighteen months pursuant to the terms of the amended stay arrangement, with Tracy S. Clifford. On February 9, 2001, in connection with our plan of liquidation we entered into a stay arrangement with Tracy S. Clifford which provided for fifteen months of severance equivalent to her then annual salary and health benefits upon a change of control created by our Board of Directors’ adoption of our plan of liquidation. This stay arrangement was amended on January 1, 2005 to extend the severance term from fifteen to eighteen months.

      (12) Bonuses are discretionary and are not calculated or paid according to a formula or specific time-frame or schedule.

      (13) Includes annual health and life insurance premiums and 401K contributions of $23,549 and $20,541 for the years ended December 31, 2006 and 2005, respectively, and $8,973 for the period July 16, 2004 to December 31, 2004 paid by us on behalf of Mr. Wilt.

Indebtedness of Management

Pursuant to the terms of our then executive officers’ amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans of $1,595,000 to our executive officers ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) for the payment of personal income taxes arising from the acceleration of their restricted stock grants and the forgiveness of their outstanding debt to us as of such date. These loans were evidenced by promissory notes from the executives and secured by their total holdings at that time of 199,415 shares (143,790 of which were owned by Mr. Blair and 55,625 of which were owned by Mr. Peters) of our common stock valued at $8 per share at the time of the issuance of these loans. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2004 and 2003, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $112,000 and $497,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2004 and 2003, respectively.

As a result of the letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us the shares of our common stock which secure the above-mentioned $1,150,000 non-recourse loan previously made to Mr. Blair in exchange for our agreement to cancel such loan.

As a result of the letter agreement that we entered into with Mr. Peters on March 30, 2005, Mr. Peters agreed to, among other things, irrevocably assign to us the shares of our common stock which secure the above-mentioned $445,000 non-recourse loan previously made to Mr. Peters in exchange for our agreement to cancel such loan.

Grants of Plan-Based Awards

No grants of plan based awards have been made to our named officers so the Grants of Plan-Based Awards table has been omitted.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2006. The value of unexercised in-the-money options at December 29, 2006 (the last business day of the year) is based on a value of $1.47 per share, the prior closing price of our common stock on the Amex on December 29, 2006.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Bradley Blair, II	150,000	—	—	$21.00	02/05/07		—	—	—	—
	90,000	—	—	$24.875	02/05/07		—	—	—	—
	160,000	—	—	$25.75	05/17/07		—	—	—	—
	155,000	—	—	$25.06	11/11/08		—	—	—	—
	85,000	—	—	$17.25	01/30/10		—	—	—	—
Scott D. Peters	40,000	—	—	$21.00	02/05/07		—	—	—	—
	20,000	—	—	$24.875	02/05/07		—	—	—	—
	80,000	—	—	$25.75	05/17/07		—	—	—	—
	85,000	—	—	$25.06	02/05/08	(2)	—	—	—	—
	60,000	—	—	$17.25	02/05/08	(2)	—	—	—	—
Tracy S. Clifford	20,000	—	—	$16.75	12/27/09		—	—	—	—
R. Keith Wilt	—	—	—	—	—		—	—	—	—

(1)                The vesting of all of the granted stock options accelerated when our plan of liquidation was approved by our shareholders on May 22, 2001.

(2)                Scott D. Peters served as our Chief Financial Officer, Senior Vice President, and Secretary from 1997 until his resignation effective February 5, 2007. All of Mr. Peters’ outstanding options expire one-year from the date of his resignation if they have not previously expired pursuant to their original expiration date at the time of issuance.

Option Exercises and Stock Vested in 2006

The following table shows that there were no option exercises and no stock vested during the fiscal year ended December 31, 2006 by any of our executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
W. Bradley Blair, II	—	$—	—	$—
Scott D. Peters	—	$—	—	$—
Tracy S. Clifford	—	$—	—	$—
R. Keith Wilt	—	$—	—	$—

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We entered into written employment agreements with W. Bradley Blair, II and Scott D. Peters at the time of our initial public offering. Both agreements were since amended and restated. The amended and restated employment agreement of Mr. Blair was included as an exhibit to our current report on Form 8-K filed March 12, 2001. Mr. Blair’s employment agreement was amended further by that certain letter agreement included as exhibit 10.16.3 to our annual report on Form 10-K filed March 31, 2004. The employment agreement of Mr. Peters that was in effect on the date of his resignation was included as an exhibit to our current report on Form 8-K, filed October 9, 2003. Mr. Peters’s employment agreement was amended further by certain letter agreements which we have filed with the Securities and Exchange Commission. The most recent of these letter agreements was executed on September 30, 2006 and included as an exhibit to the Report on Form 8-K that we filed on October 2, 2006. Mr. Peter’s current employment agreement, as amended, was to expire pursuant to its terms on April 30, 2007; however, he resigned for personal reasons effective February 5, 2007. The employment agreements of Messrs. Blair and Peters, as amended through September 30, 2006, include the following provisions:

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

The fourth amended and restated employment agreement for Mr. Peters, as amended, provided for quarterly compensation of $12,000 plus additional compensation at a rate of $150 per hour for hours worked in excess of eighty hours per quarter. Commencing October 1, 2003, interest is accruing on the unpaid portion of Mr. Peters’ remaining earned milestone payment at 5% per annum.

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

Performance milestone bonus amounts, which include accrued interest, were paid to our named executives as follows: (i) $1,815,523 to Mr. Blair on June 19, 2003; (ii) $972,453 to Mr. Peters on June 19,2003; (iii) $184,227 to Mr. Peters on September 30, 2003; (iv) $191,649 to Mr. Peters on August 27, 2004; (v) $191,794 to Mr. Peters on September 27, 2004; and (vi) $104,927 to Mr. Peters on September 29, 2006. The amounts remaining to be paid by us are $1,233,907, plus accrued interest, to Mr. Blair and $82,615, plus accrued interest, to Mr. Peters. All conditions to payment of the amounts remaining to be paid to Messrs. Blair and Peters have been satisfied, and we reiterate that such payments will be made in due course.

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

The fourth amended and restated employment agreement for Mr. Peters, had a fixed termination date of April 30, 2007, unless such date was extended by an additional amendment. This employment agreement also provided both us and Mr. Peters with earlier termination rights in certain circumstances. Mr. Peters exercised his early termination rights and resigned effective February 5, 2007 for personal reasons.

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

We entered into a revised stay arrangement with Tracy S. Clifford on February 9, 2001, in connection with our plan of liquidation. This stay arrangement as amended on January 1, 2005, provides for a severance payment to Ms. Clifford equivalent to eighteen months of her then current annual salary and health benefits upon a change of control created by our Board of Directors’ adoption of our plan of liquidation.

We entered into a stay arrangement with R. Keith Wilt on March 31, 2006, in connection with our plan of liquidation. This stay arrangement provides for a severance payment to Mr. Wilt equivalent to nine months of his then current annual salary upon the termination of his employment following a sale of the Resort.

Covenants Not to Compete

In Mr. Blair’s applicable amended and restated employment agreement, he has agreed not to engage in any competitive businesses. He also agreed not to compete directly with us or in a business similar to ours during his employment. However, Mr. Blair may continue to invest in certain residential real estate developments and resort operations.

Under Mr. Peters’ amended and restated employment agreement, he was required to devote substantially all of his full working time to our business only through September 30, 2003. However, while he remains employed by us, and for one year after his termination or resignation, Mr. Peters may not:

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

Pension Benefits

We do not have any pension benefits.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year ($)
W. Bradley Blair, II	—	—	$—	$—
Scott D. Peters	—	—	$—	$—
Tracy S. Clifford	—	—	$—	$—
R. Keith Wilt	—	—	$—	$—

Non Qualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Option Expiration Date
W. Bradley Blair, II	—	—	—	—	—
Scott D. Peters	—	—	—	—	—
Tracy S. Clifford	—	—	—	—	—
R. Keith Wilt	—	—	—	—	—

Compensation of Directors

We pay our independent directors fees for their services as directors. Independent directors receive annual compensation of $10,000, plus a fee of $1,000 for attendance at each meeting of the board of directors (whether in person or telephonically), and $500 for attending each committee meeting. Directors who are not independent directors are not paid any director fees. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. Under our non-employee directors’ stock option plan, at the time of our initial public offering and on the first four anniversaries of our initial public offering, our three independent directors at that time received automatic annual grants of options to purchase 5,000 shares of our common stock at the stock’s fair market value on the date of grant. All grants to our independent directors were fully vested on the grant date and expire ten years from the date of grant. Upon the February 2001 grant, the shares available under our non-employee directors’ stock option plan were exhausted and no options have been granted to our independent directors since that time.

Directors who are also our officers are not separately compensated for their service as directors. Our non-employee directors earned the following aggregate amounts of compensation for 2006.

Name and Principal Position(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Edward L. Wax(3),	$36,500	$—	$—	$—	$—	$—		$36,500
Director and Chairman of Compensation Committee
Raymond V. Jones(3),	$35,500	$—	$—	$—	$—	$—		$35,500
Director and Chairman of Audit Committee
Fred W. Reams(3),	$35,500	$—	$—	$—	$—	$—		$35,500
Director and Financial Expert
Jan H. Loeb, Director (2)	$4,750	$—	$—	$—	$—	$17,822	(4)	$22,572
Nauman S. Toor, Director (2)	$4,250	$—	$—	$—	$—	$—		$4,250

(1)             W. Bradley Blair, II, the Company’s Executive Chairman of the Board and the Company’s President and Chief Executive Officer and Scott D. Peters, the Company’s Senior Vice President, Chief Financial Officer and Secretary (until February 5, 2007), are not included in this table as they are employees of the Company and thus receive no compensation for their services as directors. The compensation received by Messrs. Blair and Peters as employees of the Company are shown in the Summary Compensation Table.

(2)             Jan H. Loeb and Nauman S. Toor joined our Board of Directors as of November 17, 2006.

(3)             These directors own 25,000 shares of common stock issuable upon exercise of vested options, including:

•        5,000 vested shares at $21.00 issued on 2/6/97 and expiring on 2/5/07

•        5,000 vested shares at $29.00 issued on 2/6/98 and expiring on 2/5/08

•        5,000 vested shares at $24.50 issued on 2/6/99 and expiring on 2/5/09

•        5,000 vested shares at $17.938 issued on 2/6/00 and expiring on 2/5/10

•        5,000 vested shares at $7.85 issued on 2/6/01 and expiring on 2/5/11

(4)             The Other Compensation to Mr. Loeb is for reimbursement of his legal fees incurred in his proxy bid to be elected to our Board of Directors.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, our compensation committee members were Messrs. Reams, Jones and Wax until November 17, 2006 when Messrs. Loeb and Toor joined them on this committee upon their election to our Board of Directors. During fiscal year 2006, our compensation committee was comprised solely of directors who are independent under the rules of the American Stock Exchange.

None of the members of our compensation committee is presently or was at any time since our formation our officer, our employee or an officer or employee of any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our compensation committee. None of the members of our compensation committee requires Item. 404 disclosure.

Report of the Compensation Committee on Executive Compensation

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following report describes our executive officers’ compensation for the 2006 fiscal year, including the changes to the executives’ compensation arrangements implemented in connection with the plan of liquidation.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act. The following report describes our executive officers’ compensation for the 2006 fiscal year, including the changes to the executives’ compensation arrangements implemented in connection with the plan of liquidation.

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon the review and the discussions referred to in the preceding sentence, the Compensation Committee recommended that the disclosure under the heading Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation Committee

Edward L. Wax
Fred W. Reams
Raymond V. Jones
Jan Loeb
Nauman S. Toor

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table describes, as of March 26, 2007, the beneficial ownership of common stock and common OP units held by (i) each of our directors and nominees, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group and (iv) each person known to us to be the beneficial owner of 5% or more of our outstanding common stock. OP units represent limited partnership interests in Golf Trust of America, L.P., our operating partnership, and are convertible into shares of our common stock on a one-for-one basis. This table shows beneficial ownership in accordance with the rules of the Securities and Exchange Commission to include securities that a named person has the right to acquire within 60 days. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock or OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401.

	Common Stock
Name of Beneficial Owner	Number of shares of Common Stock	Percentage of Class(1)
W. Bradley Blair, II(2)	437,642	5.67%
Scott D. Peters(3)	225,000	2.98%
Raymond V. Jones(4)	21,000	*
Tracy S. Clifford	—	—
Fred W. Reams(4)	20,000	*
Edward L. Wax(4)	21,250	*
Jan H. Loeb (5)	844,100	11.54%
AEW Capital Management, L.P.(6)	761,904	9.43%
Jay Gottlieb(7)	666,300	9.11%
Merrill Lynch, Pierce, Fenner & Smith, Inc.(8)	370,000	5.06%
Directors, director nominees and officers as a group (7 persons)(9)	1,568,992	19.61%

*                    Less than 1%

(1)          Based on 7,317,163 common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, each person’s percentage interest is calculated by dividing such person’s beneficially owned common shares by the sum of the total number of common shares outstanding plus the number of currently unissued common shares such person has the right to acquire (including upon exercise of vested options and upon conversion of preferred stock, but excluding upon conversion of the separately shown OP units) within 60 days of March 26, 2007.

(2)          Mr. Blair’s beneficial ownership includes options to purchase 400,000 shares of common stock, all of which have vested and are exercisable as of March 26, 2007. None of these options were in the money as of March 26, 2007.

(3)          Mr. Peters’ beneficial ownership includes options to purchase 225,000 shares of common stock, all of which have vested and are exercisable as of March 26, 2007. None of these options were in the money as of March 26, 2007.

(4)          Includes options to purchase 20,000 shares of our common stock all of which are vested and are exercisable as of March 26, 2007. None of these options were in the money as of March 26, 2007.

(5)          Mr. Loeb’s business address is 10451 Mill Run Circle, Owings Mills, Maryland 21117. Mr. Loeb reports that he has sole power to vote or to direct the vote of 806,100 shares, shared power to vote or to direct the vote of 38,000 shares, sole power to dispose or to direct the disposition of 806,100 shares and shared power to dispose or to direct the disposition of 38,000 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D/A filed with the SEC on October 13, 2006.

(6)          Amounts shown for AEW Capital Management, L.P. include 800,000 shares of our company’s Series A convertible cumulative preferred stock held by its affiliate AEW Targeted Securities Fund, L.P., which shares are convertible into an aggregate of 761,904 shares of our company’s common stock. AEW Capital Management, L.P. reports that it has the sole power to vote or direct the vote of 761,904 shares and the sole power to dispose of or direct the disposition of 761,904 shares. The address for these entities is c/o AEW Capital Management, Inc., World Trade Center East, Two Seaport Lane, Boston, MA 02210. Information about AEW Capital Management, L.P. is included in reliance on its Schedule 13D filed with the SEC on May 13, 2005.

(7)          Mr. Gottlieb’s business address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812. Mr. Gottlieb reports that he has sole power to vote or to direct the vote of 666,300 shares, shared power to vote or to direct the vote of 666,300 shares, sole power to dispose or to direct the disposition of 666,300 shares and shared power to dispose or to direct the disposition of 666,300 shares. Information about Mr. Gottlieb is included in reliance on the Schedule 13G/A filed with the SEC on December 1, 2006.

(8)          Merrill Lynch Pierce, Fenner & Smith, Inc.’s address is 4 World Financial Center, New York, NY 10080. Merrill Lynch Pierce, Fenner & Smith, Inc.’s reports that it has sole power to vote or to direct the vote of 370,000 shares, shared power to vote or to direct the vote of 0 shares, sole power to dispose or to direct the disposition of 370,000 shares and shared power to dispose or to direct the disposition of 0 shares. Information about Merrill Lynch Pierce, Fenner & Smith, Inc. is included in reliance on the Schedule 13G filed with the SEC on February 13, 2006.

(9)          Includes options to purchase 1,000,000 shares of common stock, all of which have vested and are exercisable as of Marcy 26, 2007. None of these options were in the money as of March 26, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders’ approval. The table presents the following data on our plans as of the close of business on December 31, 2006:

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,062,500	$22.69	19,968
Equity compensation plans not approved by security holders	—	—	—
Total	1,062,500	$22.69	—

Our employee stock purchase plan terminated as of the stockholders’ approval of the plan of liquidation on May 22, 2001.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for audit and other services provided by BDO Seidman, LLP for fiscal years 2006 and 2005.

	2006	2005
Audit Fees(1)	$349,114	$411,178
Audit-Related Fees(2)	12,050	16,000
Tax Fees(3)	36,319	52,738
All Other Fees	—	—
Total	$379,498	$479,916

(1)          Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings. For 2006 and 2005, the total audit fees include $167,376 and $246,012, respectively, in fees incurred for the audit of our wholly-owned subsidiary, GTA-IB, LLC, the entity that owns the Resort.

(2)          Audit-related fees consisted primarily of accounting consultations related to the Resort.

(3)          For fiscal 2006 and 2005, respectively, tax fees principally included tax compliance fees of $33,566 and $44,511, and tax advice and tax planning fees of $-0- and $8,227.

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

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page 81, which is incorporated herein by reference.

Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Golf Trust of America, Inc.

We have audited the accompanying consolidated statements of net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of changes in net assets and cash flows (liquidation basis) for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets (liquidation basis) of Golf Trust of America, Inc. and subsidiaries at December 31, 2006 and 2005, and the changes in their net assets and cash flows for the years ended December 31, 2006, 2005 and 2004 (liquidation basis), in conformity with accounting principles generally accepted in the United States of America applied on the liquidation basis.

Charlotte, North Carolina	BDO Seidman, LLP
March 30, 2007

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF NET ASSETS AS OF DECEMBER 31, 2006 AND 2005
(LIQUIDATION BASIS)
(in thousands)

	December 31,
	2006	2005
ASSETS
Real estate—held for sale	$55,592	$56,506
Cash and cash equivalents	2,224	2,822
Receivables—net	2,892	5,806
Other assets	5,370	4,597
Total assets	66,078	69,731
LIABILITIES
Debt	4,872	5,830
Accounts payable and other liabilities	13,408	13,080
Other obligations	10,648	11,120
Reserve for estimated costs during the period of liquidation	3,285	5,919
Total liabilities	32,213	35,949
Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	52,213	55,949
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP unit holders)	$13,865	$13,782

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	Liquidation Basis
	2006	2005	2004
Net Assets in Liquidation, beginning of year	$13,782	$15,045	$27,283
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating (loss) income	(448)	712	(2,855)
Net interest expense	(1,386)	(1,274)	(652)
Increase in reserve for estimated liquidation costs and capital expenditures	(50)	(3,090)	(2,730)
Subtotal of adjustments to liquidation reserve	(1,884)	(3,652)	(6,237)
Increase (decrease) in fair value of the real estate assets	374	(2,421)	(4,668)
Increase (decrease) in fair value of other assets	1,410	—	(112)
Decrease in the fair value of other obligations	201	—	—
Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	101	(6,073)	(11,017)
Preferred dividend reversal	—	4,914	—
Value of operating partnership units redeemed in sale of golf courses	(18)	(104)	(1,221)
Changes in Net Assets in Liquidation	83	(1,263)	(12,238)
Net Assets in Liquidation, end of year	$13,865	$13,782	$15,045

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (LIQUIDATION BASIS)
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from changes in net assets in liquidation and operating activities:
Change in net assets in liquidation	$83	$(1,263)	$(12,238)
Adjustments to reconcile change in net assets in liquidation to net cash used in operating activities, net of effects of Resort assets and liabilities acquired in settlement:
(Decrease)increase in liquidation reserve and adjustments in the fair value of real estate and non-real estate assets	(1,777)	5,511	7,510
Cancellation value of common stock and OP units	18	104	1,221
Preferred dividend reversal	—	(4,914)	—
Non-cash interest incurred on other obligations	749	764	433
Loss on disposal of fixed asset	—	10	—
Provision for bad debts	372	48	7
Forgiveness of interest on debt	(122)
(Increase)decrease in receivables and other assets	198	(1,405)	(672)
Increase in accounts payable and other liabilities	13	2,558	1,560
Decrease in liquidation liabilities, net of insurance reimbursements	(2,293)	(2,932)	(2,541)
Net cash used in changes in net assets in liquidation and operating activities	(2,759)	(1,519)	(4,720)
Cash flows from investing activities:
Resort and golf course improvements	(546)	(806)	(472)
Net proceeds from golf course dispositions	1,037	—	3,984
Cash acquired in Resort settlement	—	—	1,764
Decrease in notes receivable	3,067	281	—
Net cash provided by(used in) investing activities	3,558	(525)	5,276
Net cash flows from financing activities:
Borrowings on debt	—	2,000	4,100
Repayments on debt and capital lease obligations	(1,397)	(1,053)	(1,338)
Net cash (used in) provided by financing activities	(1,397)	947	2,762
Net (decrease) increase in cash and cash equivalents	(598)	(1,097)	3,318
Cash and cash equivalents, beginning of year	2,822	3,919	601
Cash and cash equivalents, end of year	$2,224	$2,822	$3,919
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$805	$695	$146
Non-cash investing and financing activities:
Cancellation of note receivable	$—	$99	$547
Satisfaction of debt through assignment of certain assets	$710	—	—
Equipment acquired under capital leases	$137	$414	$67
Resort assets acquired and liabilities assumed in settlement were:
Total assets			$56,095
Less liabilities			(16,855)
Net settlement amount			$39,240

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Plan of Liquidation and the Participating Mortgage

On February 25, 2001 our board of directors adopted, and on May 22, 2001 our common and preferred stockholders approved, a plan of liquidation for us. The plan of liquidation contemplates the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorizes us to establish a reserve to fund our contingent liabilities. As of March 26, 2007, we had sold 41 of the 47 (eighteen-hole equivalent) golf courses in which we once held interests pursuant to the plan of liquidation.

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

During 1997, our operating partnership closed and funded an aggregate $78.95 million participating mortgage to Golf Host Resorts, Inc. (“GHR”), an entity affiliated with Starwood Capital Group LLC. The participating loan was secured by the Innisbrook Resort and Golf Club (the “Resort”), a 72-hole destination golf and conference facility located near Tampa, Florida. GHR became delinquent in its payments of interest in late 2001 following the terrorist attacks of September 11, 2001. Upon the default, we began seeking a negotiated foreclosure or settlement with our former borrower.

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

On July 15, 2004, we entered into a Settlement Agreement (the “Settlement Agreement”) with GTA—IB, LLC (“GTA—IB”), our former borrower (Golf Host Resorts, Inc., or “GHR”), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC, and took control of the Resort. As part of the process of allocating the settlement amount (as derived from our valuation of the Resort, the “Settlement Amount”) of the Resort and related entities acquired, we had to reevaluate our carrying value of the Resort at June 30, 2004 to determine if it was representative of the Resort’s fair value as a business enterprise. After we received and reviewed the 2005 budget from Westin Management Company South, or Westin, the Resort manager, and attended the 2005 budget review meeting with Westin and Troon Golf LLC, or Troon, the Resort golf operations manager, we determined that while the budget did reflect that the Resort was expected to realize a modest recovery from the depressed performance of 2003 and 2004 (attributed in part to two significant group cancellations and the hurricane weather in Florida), the Resort is burdened by several significant liabilities which will decrease the net proceeds available for our stockholders upon the sale of the Resort. Based on a review of the facts and circumstances at this time, we determined that a write-down of $5.0 million in the value of the Resort to $39.24 million was necessary to appropriately reflect our estimate of the net proceeds available to stockholders upon a sale of the Resort.

The Company’s former borrower also entered into an agreement with Troon, which provided that Troon would manage the golf courses, and an amended management agreement, or Management Agreement, with Westin Management Company South, or Westin, which provided that Westin would manage the condominium unit Rental Pool and the conference facilities.

The Company had previously entered into an agreement with the former borrower and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed including restrictions to avoid interference with the operations of the Resort. The Company also entered into an agreement, known as the Defense and Escrow Agreement, with its former borrower that outlined the distribution allocation of the proceeds from the sale of Parcel F.

As a result of the settlement, the financial results of GTA-IB, our wholly owned subsidiary that now holds title to the Resort, are consolidated in the Company’s financial statements commencing July 16, 2004. GTA-IB recorded its interest in Parcel F at approximately $2,200,000 on July 16, 2004. See further discussion below regarding an increase in the estimated proceeds of the Company’s interest in Parcel F.

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

Operations of the acquired Resort and related entity (Golf Host Securities) are included in the consolidated financial statements from the date of settlement. The following sets forth pro forma consolidated financial information as if the settlement had taken place at the beginning of the earliest period presented (in thousands).

2004
Revenues	$42,315,000
Operating loss	$(3,479,000)

On January 21, 2005, we engaged Houlihan Lokey as our then financial advisor for an initial term of nine months to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. At the end of the initial term, if the Special Committee was actively considering a specific proposed transaction, or a specific proposed transaction is in the process of being consummated, then the initial term shall be automatically extended on a month-to-month basis until the earlier to occur of either the consummation of that transaction or termination or failure thereof. The engagement was extended on a month-to-month basis until June 29, 2006. Since an exit transaction had not occurred by June 29, 2006, the Company terminated the engagement with Houlihan Lokey. The tail period following the termination of the engagement during which Houlihan Lokey might still have been due a transaction fee expired on February 28, 2007; therefore, no obligation for financial advisor fees currently exists. The Company continues to market the Resort for sale.

The net investment in the Company’s subsidiary, GTA-IB, LLC, that was recorded at $39.24 million at the date of acquisition had been reduced in the normal course of operations by a cumulative net operating loss to a carrying value of $38.821 million at December 31, 2005, prior to the year-end write-down. Based on market indications of interest obtained in the Resort sales process, the combined estimate of the Resort’s resale value as a going concern and the Company’s interest in Parcel F at December 31, 2005 was $36.4 million. Therefore, the Company recorded a write-down to the carrying value of the business of the Resort of $2.421 million at December 31, 2005. Pursuant to the terms of an amendment to the purchase and sale agreement between GHR and the purchaser of Parcel F executed in December 2006 which eliminated certain purchase price reductions, the Company wrote up the estimated fair value of its interest in Parcel F by approximately $1,410,000 resulting in an adjusted combined estimate of the Resort’s resale value of $37.9 million as of December 31, 2006. The Company faces the risk that our efforts to preserve the value of the Resort might be unsuccessful and, therefore, that we might ultimately sell our interest in the Resort for less than our current estimates of its fair value. Finally, it is possible that at some future date our assessment of the Resort’s fair value may change, and the asset may be written-down further.

2.   Organization and Basis of Presentation

We were incorporated in Maryland on November 8, 1996. We were originally formed to be a real estate investment trust, or REIT, however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of golf courses following the default of their original third-party lessees. On January 30, 2003, we sold our last property that was under a participating lease. As of March 26, 2007, we own two properties which represent six golf courses. The Resort (4.0 golf courses) was managed by Westin Management South until October 31, 2006 when the Westin Management Agreement was terminated by mutual agreement and the Company assumed management of the Resort. The four golf courses at the Resort are managed by Troon. The Company and Troon  have a ten-day rolling right from November 30, 2006 to terminate the facility management agreement pursuant to which Troon manages the golf facilities of the Resort.  See Note 15 Subsequent Events for further discussion.

Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender. Upon the execution of the Settlement Agreement with the Company’s former borrower on July 15, 2004, the Company obtained ownership of the Resort. The Company presently holds its two properties (6.0 golf courses) in fee simple. The six golf courses are located in Florida (4) and South Carolina (2). Title to the Company’s golf courses, except in the case of the Resort, is generally held by Golf Trust of America, L.P., a Delaware limited partnership. The Company refers to Golf Trust of America, L.P. as its “operating partnership” or “OP” and the Company refers to the operating partnership and ourselves (together with all subsidiaries) collectively as “we,” “us” or the “Company.” The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of Golf Trust of America, L.P. Through the Company’s wholly owned subsidiaries GTA GP, Inc. (“GTA GP”) and GTA LP, Inc. (“GTA LP”), the Company holds a 100 percent interest in our operating partnership as of December 31, 2006. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is a limited partner in the operating partnership and owns a 99.8 percent interest therein. These percentages give effect to all outstanding preferred OP units on an as-converted basis. No OP units remain outstanding as of December 31, 2006.

Adjustments to Liquidation Basis of Accounting

As a result of our board of directors’ adoption of our plan of liquidation and approval of that plan by our stockholders, we adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of December 31, 2006 is based on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of our other assets and liabilities under the liquidation basis of accounting are based on our management’s estimates as of December 31, 2006.

The changes in net assets in liquidation of approximately $83,000 for the year ended December 31, 2006 is comprised of (a) an increase in the carrying value of Tierra Del Sol to reflect the estimated gain on the sale of Tierra Del Sol of approximately $340,000 plus (b) the additional gain realized upon the actual closing of the sale of Tierra Del Sol of approximately $34,000, (c) the increase in the carrying value of our interest in Parcel F of approximately $1,410,000 to reflect the estimated financial benefit to us of a contract amendment executed between GHR and the purchaser of Parcel F, (d) the decrease in the estimated settlement amount of the Westin termination fee liability of approximately $79,000, (e) the discount realized in the assignment and termination of the Elk Funding note payable of approximately $122,000, (f) the reversal of the accrual for financial advisor fees of approximately $600,000 due to the expiration of the tail period and related fee obligations of the Houlihan Lokey engagement offset by (g) the redemption of the 35,794 operating partnership units discussed above for approximately $18,000, and an increase in the provision for  (h) capital expenditures of approximately $69,000, (i) accounting and tax fees of approximately $285,000, (j) corporate operating costs of approximately $625,000, (k) directors and officers insurance premiums of approximately $240,000, and (l) legal fees of approximately $1,265,000 to be incurred in (A) the negotiation of an asset purchase agreement and contemplated consummation of the sale of the Resort, (B) litigating the proceedings to which we are currently a party and (C) the administrative conclusion of our plan of liquidation.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of our operations. These costs are estimates and are expected to be paid out over the liquidation period. Since the Company obtained title to the Resort and are seeking to pursue an exit transaction, the Company has more information with which to make projections of certain liquidation costs expected to be incurred during the projected period required to complete the liquidation (i.e., exit transaction to be closed by June 30, 2007 and the corporate wind-up to be concluded by September 30, 2007). As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of our remaining assets as contemplated. The Company has been in negotiations with AEW, the holder of all of the Company’s series A preferred stock, regarding the terms of a new agreement which will allow the Company to repurchase all of AEW’s series A preferred stock for a price of $20 million or less. As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets for the year ended December 31, 2006 either (i) a liability of $12,522,000 for the accrual of preferred dividends payable for the period beginning July 1, 2001 to December 31, 2006 or

(ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW. Further, the carrying amount of the preferred stock remains at $20 million on the Company’s statement of net assets, consistent with the redemption amount in the prior letter agreement with AEW. In the event that either the Company is unable to reach an agreement with AEW, or the Company is unable to exercise any repurchase right and close the repurchase under any agreement the Company may reach with AEW, the Company may be required to pay AEW all or a portion of the preferred dividends for which the Company has not recorded a liability, reducing its liquidating distributions to holders of its common stock. These preferred dividends would reduce the net assets available to stockholders in liquidation, and, correspondingly, the estimated liquidation distribution per share. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, and change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation:

	December 31, 2005	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	December 31, 2006
Severance	$1,847,000	$(99,000)	$—	$—	$1,748,000
Professional fees	1,565,000	(1,865,000)	—	1,550,000	1,250,000
Financial advisor fees	911,000	(14,000)	—	(600,000)	297,000
Capital expenditures	26,000	(93,000)	—	114,000	47,000
Other	1,570,000	(614,000)	(1,833,000)	820,000	(57,000)
Total	$5,919,000	$(2,685,000)	$(1,833,000)	$1,884,000	$3,285,000

Included in the accrued severance amounts above are performance milestone payments due to our executives pursuant to their amended and restated employment agreements. The accrued interest is reflected in accounts payable and other liabilities instead of the liquidation reserve. Performance milestone payments aggregating approximately $1,754,000 plus accrued interest will be paid in due course, however, there are no remaining conditions to such payment. Any severance payments otherwise payable by us under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments.

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of the Company are summarized and reflected in the table below:

	For years ended December 31,
	2006	2005	2004
	(in thousands)
Revenues
Revenue from managed golf course and Resort operations	$45,986	$46,513	$19,992
Expenses
General and administrative	976	1,127	1,543
Direct expenses from managed golf course and Resort operations	45,458	44,674	21,304
Expenses	46,434	45,801	22,847
Operating (loss)income	$(448)	$712	$(2,855)

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

Cash Risk Concentration

We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000 per institution. At December 31, 2006 and 2005, we had amounts in excess of FDIC limits. We limit our risk by placing our cash and cash equivalents in a high quality financial institution.

Property and Equipment

Substantially all of our long-lived assets have been deemed to be held for sale and, therefore, depreciation expense has not been recorded since September 30, 2000.

Accounts Receivable

Accounts receivable represents amounts due from Resort guests and golf course members and is net of allowances of approximately $26,000 and $15,000 for doubtful accounts at December 31, 2006 and 2005, respectively. Groups with prior direct bill positive history with the Resort are granted credit for billing. With respect to extending credit to Resort groups, if a group has not been to the Resort within the past two years, an updated credit evaluation is conducted. The Resort requires a deposit of approximately 25% of the total estimated contracted revenue. Additional deposits may be required depending on the outcome of the credit evaluation. Terms are negotiable by group contract but are typically 30 days from receipt of bill.

Management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Revenue Recognition

With respect to the golf courses that we are currently managing, revenue from green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period. All initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be (i) ten years for full golf memberships at the Resort and five years for resort, executive and tennis memberships at the Resort and (ii) nine years for all categories of memberships at Stonehenge.

Group cancellation fees are computed at the time of the cancellation pursuant to the terms of the respective contract and recorded as deferred revenue. When the cancellation fees are received, they are then recognized as revenue.

Leases

Leases which transfer substantially all of the benefits and risks of ownership of property are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

Leases which do not transfer substantially all of the benefits and risks of ownership of property are classified as operating leases, and the related rentals are charged to expense as incurred.

Income Taxes

We provide for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising costs were $1,173,000, $998,000, and $409,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

4.   Dispositions

Golf Course Dispositions since January 1, 2004 through December 31, 2006 were as follows:

Property	City and State	Total Consideration	18-Hole Equivalent	Closing Date
2004
Wekiva Golf Club	Longwood, FL	$2,475,000	1.0	8/26/04
Black Bear Golf Club	Eustis, FL	1,550,000	1.0	9/24/04
2004 sub-total		4,025,000	2.0
2005—no sales
2006
Tierra Del Sol	Belen, NM	2,125,000	1.0	5/8/06
Grand Total		$6,150,000	3.0

5.   Operating Leases

In connection with the assumption of operations at the various golf courses, the Company assumes related operating leases on golf carts, maintenance equipment and vehicles. These lease agreements expire at various dates through December 2008. The Company also leases its corporate facilities under an operating agreement that expired in June 2006 and has been a month-to-month lease since its expiration. Total lease expense, excluding the lease expense for golf courses sold prior to December 31, 2006, was approximately $502,000, $586,000, and $432,000 for the years ended December 31, 2006, 2005 and 2004 respectively. Future minimum lease commitments under non-cancelable operating leases at December 31, 2006 are as follows:

Year	Amount
2007	409,000
2008	247,000
Total	$656,000

6.   Commitments and Contingencies

Land Use Lawsuits

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the “Plaintiffs”) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the “Defendants”), Case No. 043388CI-15. We refer to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land within the Resort known as Parcel F. The Plaintiffs allege that there were no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On April 4, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. See Note 15, Subsequent Events, for a recent update.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or Wall Springs,  filed suit against GTA-IB as successor in interest to Golf Host Resorts, Inc. in the circuit court of Pinellas County for declaratory relief. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007 and  the parties are awaiting entry of the order.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

This is an action initiated in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P. So far as the action concerns Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. In April 2002 the Court granted the motion for summary judgment filed by the Company ruling that the plaintiffs’ claimed lien does not comply with requirements of the Missouri mechanic’s lien statute and is invalid. Since not all claims involved in this lawsuit were disposed of by that ruling, Plaintiffs’ time to appeal this ruling did not begin to run. In November 2003 the court entered a final judgment, and plaintiffs appealed the ruling in favor of the Company to the Missouri Court of Appeals. On November 9, 2004, the Company filed with the Court of Appeals a Motion to File Supplemental Brief, along with a copy of a Supplemental Brief. On April 5, 2005 the Court of Appeals reversed the Circuit Court judgment in favor of the Company and remanded the case to the Circuit Court for further proceedings. On April 20, 2005, the Company filed with the Court of Appeals a motion for rehearing and an alternative application to transfer the case to the Missouri Supreme Court. The Court of Appeals denied this motion and the transfer application on May 31, 2005. On May 31, 2005, the Court of Appeals also filed modified Opinion, which again reversed the Circuit Court judgment in favor of the Company and remanded the case to the Circuit Court for further proceedings. On June 15, 2005, the Company filed with the Missouri Supreme Court an application to transfer the case to that court. On August 30, 2005, the Missouri Supreme Court denied the application for transfer. The case was returned to the Circuit Court for trial on plaintiffs’ claim that LOCI performed construction services on, or that benefited, the property of various defendants, including the Company. A trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

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

Westin and Troon Management Fees

The July 15, 2004 Management Agreement between the Company’s subsidiary, GTA-IB, LLC, or “GTA-IB,” and Westin provided that Westin would manage the Resort for a fee equal to 2.2% of gross revenue of the Resort. Contemporaneously with the signing of this new Management Agreement, Westin and GTA-IB, for the limited purposes described in the Management Agreement, entered into a separate agreement with Troon which provided that Troon shall manage the golf facilities of the Resort for a fee, payable by GTA-IB, equal to 2% of gross golf revenue. These agreements also provided for the opportunity for Westin and Troon to earn supplemental fees based on financial performance metrics. The Management Agreement with Westin had a termination date of December 31, 2017, however, by mutual agreement, on September 28, 2006, the Company, Westin and GTA-IB entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company, GTA-IB, and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”). In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, the Company will deposit $600,000 in the Resort’s operating account (which the Company did)  to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Management Agreement and which are expected to approximate this amount, (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company, the Company will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, approximately $5,594,000, and (iii) Westin will permit the Company and GTA-IB to continue to access Westin’s “SAP” accounting system for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000. The Company and GTA-IB plan to independently manage the Resort as of the Termination Date.  The Company and Troon have a ten-day rolling right from November 30, 2006 to terminate the facility management agreement between the Company and Troon pursuant to which Troon manages the golf facilities of the Resort. See Note 15, Subsequent Events, for further discussion.

Refundable Initiation Fees

Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at December 31, 2006 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

7.   Receivables—Net

Receivables—net consists of the following:

	December 31, 2006	December 31, 2005
Note receivable taken in sale of asset	$—	$2,326,000
Other miscellaneous receivables	2,892,000	3,480,000
Total	$2,892,000	$5,806,000

As of December 31, 2005,  the note receivable represents the $2.5 million note the Company received from the buyer of the Eagle Ridge Inn & Resort and any accrued interest on that note, less a discount reserve of $200,000 (i.e., in the event that the borrower has not caused any uncured event of default to occur under the note up to its maturity date of February 1, 2007, the borrower shall have the right to reduce its payment obligations under the note by $200,000 plus any interest paid on that sum during the term of the note upon borrower’s payment of the balance of the note, subject to certain prepayment prohibitions). On August 23, 2006, pursuant to a mutually negotiated termination of pledge and security agreement, the Company accepted a discounted payoff of $2.0 million for the note receivable originally taken in connection with the sale of Eagle Ridge on January 30, 2003. Pursuant to the terms of the termination of pledge and security agreement, the Company redeemed 35,794 shares of the Company’s common stock that were pledged to the Company by the borrower pursuant to the note receivable. The shares were redeemed at the ten day trailing average price of $0.493 for a total redemption value of approximately $18,000. The remaining discount of approximately $236,000 ($300,000 net of deferred interest income of approximately $64,000) was recorded against the reserve for estimated costs during liquidation and is reflected in the other liquidation expense transfers and payments totaling approximately $614,000 for year ending December 31, 2006. See Note 3.

The other miscellaneous receivables at December 31, 2006 include approximately $2,892,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, as compared to the other miscellaneous receivables at December 31, 2005, which include approximately $3,480,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities.

8.   Debt

	December 31, 2006	December 31, 2005
Revolving line of credit	$4,100,000	$4,100,000
Note payable	—	769,000
Capital lease obligations	772,000	961,000
Total	$4,872,000	$5,830,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Columbia, South Carolina, located at the Country Club at Wildewood and the Country Club at Woodcreek, collectively known as Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. At September 30, 2006, the Company did not meet the debt service coverage ratio (in part due to the start-up costs of a new full-service fine dining restaurant that opened at Stonehenge on September 15, 2006); however, due to the fact that the Company has consistently paid our interest obligations throughout the term of the loan, Textron waived the covenant violation subject to re-evaluation at December 31, 2006. The Company was in compliance with the debt service coverage ratio covenant at December 31, 2006.

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

Note Payable

In connection with the Settlement Agreement, Elk Funding, L.L.C., or Elk Funding, provided a $2,000,000 loan to the Company in the form of two promissory notes, known as Promissory Note A and Promissory Note B. Promissory Note B was repaid pursuant to it terms in September 2004 and Promissory Note A was satisfied in December 2006 as discussed below. Pursuant to the Company’s agreement with Elk Funding, these loans were to fund the Resort’s current working capital needs. Promissory Note A was a non-recourse loan in the original principal amount of $700,000, and the Company’s obligations under that note were collateralized by a security interest in the Company’s portion of the net proceeds from the ultimate sale of Parcel F. Interest accrued on the unpaid balance of Promissory Note A at a rate of prime plus 1%. On December 28, 2006, the Company entered into the First Amendment to the Defense and Escrow Agreement related to Parcel F. Pursuant to the terms of this Amendment, the Company assigned its right to $710,000 of the deposit proceeds from the purchaser of Parcel F to Elk Funding to satisfy Promissory Note A. As a result Elk Funding executed a Loan Satisfaction Agreement and Promissory Note A was cancelled. The Company realized a gain of approximately $122,000 on this transaction in accrued interest that was forgiven. This gain is reflected in the statements of changes in net assets as a decrease in the fair value of other obligations.

Capital Lease Obligations

At December 31, 2006, we had capital lease agreements for certain golf course and related equipment. These lease agreements expire at various dates through 2008.

Capital
2007	$401,000
2008	341,000
2009	114,000
2010	2,000
Total	858,000
Less amount representing interest	(86,000)
Total	772,000

9.   Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	December 31, 2006	December 31, 2005
Accounts payable	$5,904,000	$5,208,000
Accrued payroll	1,250,000	1,701,000
Accrued expenses	2,151,000	2,201,000
Deferred revenue and deposits	4,103,000	3,970,000
Total	$13,408,000	$13,080,000

10.   Investment in Subsidiary

Certain condensed balance sheet information of the Resort as of December 31, 2006 and 2005, adjusted for the liquidation basis of accounting, is provided below.

	December 31, 2006	December 31, 2005
Assets
Current assets	$5,296,000	$6,491,000
Real estate and Resort assets	51,212,000	50,626,000
Other assets	3,302,000	2,647,000
Total assets	59,810,000	59,764,000
Liabilities
Accounts payable and accrued expenses	8,961,000	8,862,000
Long term refurbishment	4,254,000	4,647,000
Capital lease obligations	772,000	961,000
Westin termination fee	5,594,000	5,673,000
Troon supplemental fee	800,000	800,000
Note payable collateralized by Resort assets (Note 8)	—	769,000
Reserve/adjustment for projected operating results through the contemplated holding period (Note 2)	(900,000)	(824,000)
Total liabilities	19,481,000	20,888,000
Net investment in subsidiary	40,329,000	38,876,000
Write-down to estimated value	(2,421,000)	(2,421,000)
Net investment in subsidiary adjusted for write-down	$37,908,000	$36,455,000

Master Lease Refurbishment Obligation

In connection with the Company taking control of the Resort from its unaffiliated borrower effective July 16, 2004, the Company recorded a liability to recognize its obligations under the Master Lease Agreement, or MLA, refurbishment program. This program entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and is paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. In addition, the Company’s subsidiary, GTA IB, LLC, agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. The Company refers to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. As of December 31, 2006, the Company estimates the settlement value of this liability upon sale of the Resort to be $4,254,000.

Minimum principal payments on the refurbishment program at the Resort are as follows:

Year	Amount (in thousands)
2007	$1,424,000
2008	1,790,000
2009	2,150,000
Thereafter	69,000
Total	$5,433,000

Westin Termination Fee

The Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of not less than $5,500,000. The estimated settlement value of this liability upon sale of the Resort is approximately $5,594,000 as of December 31, 2006. The termination fee is due the earlier of a sale of the Resort or March 31, 2008. See Note 6 regarding the termination of the Management Agreement.

Troon Supplemental Fee

The facility management agreement that Westin executed with Troon was effective as of July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set forth in that agreement, a supplemental fee of $800,000 for outstanding management fees originally payable to Troon prior to July 15, 2004. See Notes 4 and 14 for further discussion regarding the facility management agreement.

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

Aggregate series A preferred stock dividends accrued until July 20, 2003 at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). As of December 31, 2006, the Company had not paid 21quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended December 31, 2006). Under the Company’s series A charter document, because the Company has at least six quarters of unpaid Series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, has the right to elect two additional directors to the Company’s board of directors whose terms as directors would continue until the Company fully pays all accrued but unpaid series A dividends. This right went in to effect at the Company’s annual meeting that was held on November 17,2003 and although AEW has not exercised this right, it may do so in the future in accordance with the terms of the Company’s series A charter and the voting agreement.

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

As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets for the year ended December 31, 2006 either (i) a liability of $12,522,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to December 31, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.  Further, the carrying amount of the preferred shares remains at $20 million on the accompanying statement of net assets; however, absent either an agreement by a third party to assume all or a portion of the Company’s accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of the Company’s preferred dividend obligations, (neither of which have occurred), the Company will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends. Any preferred dividends which the Company is required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share. If the Company were required to pay to AEW dividends accrued through December 31, 2006, the

Company’s liquidating distributions would be reduced by $1.73 per common share or OP unit of the Operating Partnership outstanding on that date.

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

12.   Stock Options and Awards

Employee Stock Options and Awards

The compensation committee of the board of directors determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the market price at the date of grant and became exercisable in three to five years. The company has several stock option/award plans as listed below. All issued options and restricted stock automatically vested on May 22, 2001, the approval of our plan of liquidation by our stockholders.

Name of Stock Option/Award Plans	Shares Issued	Shares Available To Issue
1997 Stock Incentive Plan	500,000	—
1997 Non-employee Director’s Plan	100,000	—
New 1997 Plan	582,032	17,968
1998 Plan	498,000	2,000

Compensation expense is determined by reference to the market value on the date of grant and is amortized on a straight-line basis over the vesting period. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which was effective for interim and annual reporting periods beginning after December 15, 2006. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Since there were no outstanding unvested options at any time during 2006, and the Company does not anticipate issuing additional shares under these plans, the adoption of this Statement did not have a material impact on the consolidated financial statements of the Company and is not expected to have a material impact unless the Company grants share-based payment awards in the future.

Stock Option Plan Transactions

No option shares were granted to employees or exercised in 2006, 2005 or 2004. Mr. Blair’s and Mr. Peters’ unvested options accelerated upon board approval of the plan of liquidation on February 25, 2001 (as provided in their employment contracts). All unvested options previously granted to other employees accelerated upon stockholder approval of the plan of liquidation on May 22, 2001 (as provided in section 6.2 of the New 1997 Employee Stock Option Plan and the 1998 Employee Stock Option Plan).

Option Shares	Shares(1)	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,062,500	$22.69
Granted	—	—
Exercised	—	—
Expired and/or canceled	—	—
Outstanding at December 31, 2006	1,062,500	$22.69

(1)          As of December 31, 2006, these options had no intrinsic value.

	Options Outstanding
		Remaining Contractual Life	Average Exercise	Options Exercisable
Range of Exercise Price	Shares	(years)	Price	Shares	Price
$7.85	20,000	5.1	$7.85	20,000	$7.85
$16-$19	197,500	4.1	17.27	197,500	17.37
$21	210,000	1.1	21.00	210,000	21.00
$24-$26	615,000	1.9	25.28	615,000	25.28
$29	20,000	2.1	29.00	20,000	29.00
	1,062,500			1,062,500

13.   Quarterly financial Information (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	Quarter Ended
2006	March 31	June 30	September 30	December 31
	(Liquidation Basis)
Net Assets in Liquidation, beginning of period	$13,782	$13,432	$13,432	$12,493
Changes in net assets in liquidation:
Operating (Loss) Income	3,498	22	(2,966)	(1,002)
Net interest expense	(318)	(330)	(376)	(362)
(Increase) decrease in reserve for estimated liquidation costs and capital expenditures	(3,870)	274	2,342	1,204
Subtotal of adjustments to liquidation reserve	(690)	(34)	(1,000)	(160)
Decrease in the fair value of other obligations	—	—	79	122
Increase in the fair value of other assets	—	—	—	1,410
Increase in fair value of the real estate assets	340	34	—	—
Subtotal of adjustments to liquidation reserve and decrease in fair value of the real estate assets	(350)	—	(921)	1,372
Value of common stock and operating partnership units redeemed	—	—	(18)	—
Total of Changes in Net Assets in Liquidation	(350)	—	(939)	1,372
Total Net Assets in Liquidation, end of period	$13,432	$13,432	$12,493	$13,865

	Quarter Ended
2005	March 31	June 30	September 30	December 31
	(Liquidation Basis)
Net Assets in Liquidation, beginning of period	$15,045	$14,941	$14,532	$13,654
Changes in net assets in liquidation:
Operating (Loss) Income	3,147	473	(2,464)	(444)
Net interest income (expense)	(343)	(284)	(361)	(286)
(Increase) decrease in reserve for estimated liquidation costs and capital expenditures	(2,804)	(598)	1,947	(1,635)
Subtotal of adjustments to liquidation reserve	—	(409)	(878)	(2,365)
Decrease in fair value of the real estate assets	—	—	—	(2,421)
Subtotal of adjustments to liquidation reserve and decrease in fair value of the real estate assets	—	(409)	(878)	(4,786)
Preferred dividend reversal	—	—	—	4,914 (1)
Value of common stock redeemed	(104)	—	—	—
Total of Changes in Net Assets in Liquidation	(104)	(409)	(878)	128
Total Net Assets in Liquidation, end of period	$14,941	$14,532	$13,654	$13,782

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

During  2004, 2005 and 2006 the Company’s operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on its 2006, 2005 or 2004 operating revenues or its proceeds from 2004 and 2006 property sales. The Company did not have any property sales in 2005. Additionally, based on the Company’s current projections and the availability of its net operating loss carryovers, the Company does not anticipate that it will incur any federal income tax liability throughout its liquidation period. The Company’s actual results and tax liability could vary materially from its estimates. As a result, the Company could generate positive taxable income in future taxable years, which would likely cause the Company to incur federal and state income tax liabilities. Any tax liabilities will reduce the amount of cash available for liquidating distributions. Deferred income tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Differences in the carrying value of golf course assets	$(3,205,000)	$(1,299,000)
Liquidation liability	1,236,000	2,217,000
Federal and state net operating loss carryforwards	30,037,000	26,660,000
Capital loss carryover	16,960,000	16,878,000
Contingent refurbishment	1,601,000	1,740,000
Other liabilities	—	327,000
Intangible assets	(2,743,000)	(2,344,000)
Other	794,000	594,000
Sub-total	44,680,000	44,773,000
Valuation Allowance	(44,680,000)	(44,773,000)
Total net deferred tax assets	$—	$—

Included in deferred tax assets as of December 31, 2006 above are federal and state net operating losses of $82,655,000 and $70,120,000, respectively. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.

Also included in deferred tax assets above is a capital loss carryover of $45,071,000, which expires in 2009.

The provision for federal and state income taxes for the years ended December 31, 2006, 2005 and 2004 is made up of the following components:

	2006	2005	2004
Deferred Income Tax Benefit
State	$(54,000)	$349,000	$596,000
Federal	(39,000)	2,043,000	3,309,000
Sub-total	(93,000)	2,392,000	3,905,000
Change in Valuation Allowance	93,000	(2,392,000)	(3,905,000)
Total	$—	$—	$—

Utilization of the deferred tax asset of $44,680,000 calculated above, is dependent on future taxable profits. Based on our current estimates through the remainder of our liquidation period, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

The effective income tax rate is different from the federal statutory rate for the years ended December 31, 2006 and 2005 for the following reasons:

The statutory rate reconciling percentages for 2006 are initiated primarily as a result of the nominal amount of pretax income to which the reconciling items are being compared. The state income expense for 2006 is higher than in prior years due to an adjustment of state net operating loss carryovers. The “Other” reconciling amount for 2006 is the result of an adjustment to the net fixed asset tax basis that did not have a corresponding impact on the net operating loss carryover.

	2006	2005	2004
Expected taxes at statutory rates	34.0%	(34.0)%	(34.0)%
State income tax benefit, net of federal income tax rate	35.3%	(3.6)%	(3.6)%
Other	21.6%	(1.8)%	—
Nondeductible meals and entertainment expenses	1.2%	—	—
Change in Valuation allowance	(92.1)%	39.4%	37.6%
Total	0.0%	0.0%	0.0%

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We estimate that the adoption of this standard will not have a material impact on the opening balance of retained earnings for 2007 and will have no impact to our cash flows.

15.   Subsequent Events

Land Use Lawsuits

The Second District Court of Appeal head oral argument on February 14, 2007. The Appeal Court affirmed per curium, or by the whole court instead of just one judge, the Circuit Court judgment in favor of the Defendants on February 28, 2007 and denied the plaintiff-appellants’ motion for attorneys fees. On March 14, 2007, the plaintiff-appellants filed a motion requesting the Appeal Court  to rehear their claims. The Appeal Court has not yet responded to this motion. See Note 6 for further discussion.

Termination of Facility Management Agreement with Troon

On February 22, 2007, the Company sent Troon a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. The Company and Troon are in the process of negotiating the terms and conditions of the termination which the Company expects to be effective upon the conclusion of the negotiations and the execution of a termination agreement. The Company intends to manage the golf operations internally following the termination of the Troon management agreement.

Financing

The Company is currently negotiating the terms of  a three year non-revolving credit facility with a Tampa community bank  for approximately $1,200,000. The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements  at the Resort and to cover short-term working capital shortfalls. The three condominium units that the Company owns at the Resort will serve as collateral for this loan. The Company is also seeking to obtain a revolving accounts receivable line of credit for at least $500,000. However, there can be no assurance that the Company will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Directors and Stockholders
Golf Trust of America, Inc.

The audits referred to in our report dated March 30, 2007 relating to the consolidated financial statements of Golf Trust of America, Inc. and subsidiaries, which are contained in Item 8 of this Form 10-K, included the audit of the following Real Estate and Accumulated Depreciation financial statement schedule as of December 31, 2006. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
Charlotte, North Carolina	BDO Seidman, LLP
March 30, 2007

Schedule III
Golf Trust of America
Real Estate and Accumulated Depreciation
December 31, 2006
(in thousands)

		Initial Cost			Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at End of period							Life on Which Depreciation in Latest
Property/Location	Encumbrances	Land	Building & Improve- ments	Other(3)	Improve- ments	Other(1)	Land	Building & Improve- ments	Other(1)(3)	Total	Accumulated Depreciation(2)	Date of Construction	Date Acquired	Statement of Operation is Completed(2)

Wildewood Country Club and Country Club at Woodcreek Farm—Columbia, SC	—	1,392	9,135	—	573	—	1,392	9,708	—	11,100	1,839	1974	12/19/1997	3-30 years
Innisbrook Golf Resort (the “Resort”)—Palm Harbor, FL	—	1,968	26,882	20,170	2,165	—	1,968	29,047	20,170	51,185	—	1970-1987	7/15/2004	N/A
Improvement reclass to liquidation accrual	—	—	—	—	(301)	—	—	—	(301)	(301)	—
Asset write-downs	—	—	—	—	—	(4,553)	—	—	(4,553)	(4,553)	—
Total	$ —	$ 3,360	$ 36,017	$ 20,170	$ 2,437	$ (4,553)	$ 3,360	$ 38,755	$ 15,316	$ 57,431	$ 1,839

(1)              The balance of the Valuation Reserve, which was recorded to adjust golf course assets to estimated fair value, is approximately $4,553,000 at December 31, 2006.

(2)              Depreciation expense has not been recorded since the fourth quarter of 2000 because subsequently all assets were deemed to be assets held for sale.

(3)              The balance of intangible assets acquired in the acquisition of the Resort on July 15, 2004 is approximately $20,170,000 at December 31, 2006.

Balance at beginning of period	$ 58,632
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Improvements, etc.	698
Other	—
Deductions during period:
Cost of real estate sold—net of valuation reserve	(1,787)
Disposals of equipment	(20)
Redemption of collateral	—
Asset write downs	—
Improvements included in Liquidation Accrual	(92)
Other	—
Balance at close of period	$ 57,431

SIGNATURES AND POWERS OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on March 30, 2007.

GOLF TRUST OF AMERICA, INC.
By:	/s/ W. BRADLEY BLAIR, II
W. Bradley Blair, II
Chief Executive Officer

Each of the undersigned officers and directors of Golf Trust of America, Inc. does hereby constitute and appoint W. Bradley Blair, II and Tracy S. Clifford, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ W. BRADLEY BLAIR, II	Chief Executive Officer (Principal	March 30, 2007
W. Bradley Blair, II	Executive Officer), President and Chairman of the Board of Directors
/s/ TRACY S. CLIFFORD	Principal Accounting Officer, Secretary	March 30, 2007
Tracy S. Clifford	and Controller
/s/ RAYMOND V. JONES	Director	March 30, 2007
Raymond V. Jones
/s/ FRED W. REAMS	Director	March 30, 2007
Fred W. Reams
/s/ JAN H. LOEB	Director	March 30, 2007
Jan H. Loeb
/s/ NAUMAN S. TOOR	Director	March 30, 2007
Nauman S. Toor
/s/ EDWARD L. WAX	Director	March 30, 2007
Edward L. Wax

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2006 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this annual report.

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

10.1.4****	Exhibit A to the Partnership Agreement (Schedule of Partnership Interests) of Golf Trust of America, L.P., as revised through March 26, 2007.

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

10.24.2

First Amendment to Defense and Escrow Agreement dated December 28, 2006 by and among Golf Host Resorts, Inc., GTA-IB, LLC, Golf Trust of America, L.P., Golf Trust of America, Inc. and Chicago Title Insurance Company (previously filed as Exhibit 10.24.2 to our company’s Current Report on Form 8-K, filed January 4, 2007, and incorporated herein by reference).

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

10.29.2

Loan Satisfaction and Termination of Assignment of Defense and Escrow Agreement dated December 28, 2006 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. (previously filed as Exhibit 10.29.2 to our company’s Current Report on Form 8-K, January 4, 2007, and incorporated herein by reference).

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

21.1****	List of Subsidiaries of Golf Trust of America, Inc.
23.1****	Consent of BDO Seidman, LLP
24.1****	Powers of Attorney (included under the caption “Signatures”)
31.1****	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2****	Certification of Tracy S. Clifford pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

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