Form 10-Q
period 2007-03-31
GOLF TRUST OF AMERICA INC
filed 2007-05-15
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2007

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number 001-14494

GOLF TRUST OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10 North Adger’s Wharf, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

On May 9, 2007, there were 7,317,163 common shares outstanding of the registrant’s only class of common stock. On May 9, 2007, there were 800,000 shares outstanding of the registrant’s 9.25% Series A Cumulative Convertible Preferred Stock, which is the registrant’s only class of outstanding preferred stock.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2007

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Quarterly Report are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict, with any certainty, (i) business activity levels at the Innisbrook Resort and Golf Club, or the Resort, (ii) when a sale of the Resort will occur, (iii) if the sale price will be approximately equivalent to the Resort’s carrying value, (iv) whether we can manage the Resort without Westin, and (v) what the consequences of our default under the terms of the Series A Preferred Stock will be.  Accordingly, our projections in this Quarterly Report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests. Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests’ vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Resort without the Westin Management Agreement or brand; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become Club members. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, in subsequent reports on Form 10-Q and in Part II, Item 1A of this Quarterly Report, each of which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF MARCH 31, 2007 (unaudited) AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006*
	(in thousands)
ASSETS
Real estate—held for sale	$56,199	$55,592
Cash and cash equivalents	2,960	2,224
Receivables—net	4,776	2,892
Other assets	5,496	5,370
Total assets	69,431	66,078
LIABILITIES
Debt	5,280	4,872
Accounts payable and other liabilities	14,892	13,408
Other obligations	10,450	10,648
Reserve for estimated costs during the period of liquidation	5,449	3,285
Total liabilities	36,071	32,213
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000	20,000
Total liabilities and preferred stock	56,071	52,213
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$13,360	$13,865

* Derived from audited condensed consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,865	$13,782
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	2,553	3,498
Net interest expense	(380)	(318)
Other expense	(59)	—
Increase in reserve for estimated liquidation costs and capital expenditures	(2,619)	(3,870)
Subtotal of adjustments to liquidation reserve	(505)	(690)
Increase in fair value of real estate	—	340
Changes in net assets in liquidation	(505)	(350)
Net assets in liquidation, end of period	$13,360	$13,432

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Changes in net assets in liquidation	$(505)	$(350)
Adjustments to reconcile change in net assets in liquidation to net cash provided by (used in) operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets	2,619	3,530
Provision for bad debts	38	164
Non-cash interest	161	193
Other changes in operating assets and liabilities	(540)	267
Decrease in liquidation liabilities	(419)	(960)
Net cash provided by operating activities	1,354	2,844
Cash flows from investing activities:
Resort and golf course improvements	(170)	(46)
Cash flows from financing activities:
Repayments on debt and capital lease obligations	(448)	(304)
Net increase in cash	736	2,494
Cash and cash equivalents, beginning of period	2,224	2,822
Cash and cash equivalents, end of period	$2,960	$5,316
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$199	$190
Non-cash transactions:
Cancellation of note receivable	$—	$—
Assets acquired through capital leases	$498	$—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2007 and 2006
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Plan of Liquidation and the Resort

On February 25, 2001, the Company’s board of directors adopted, and on May 22, 2001 the Company’s common and preferred stockholders approved, a plan of liquidation for the Company. The plan of liquidation contemplates the sale of all of the Company’s assets and the payment of, or provision for, the Company’s liabilities and expenses, and authorizes the Company to establish a reserve to fund the Company’s contingent liabilities. As of May 9, 2007, the Company had sold 41 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests pursuant to the plan of liquidation.

On July 15, 2004, the Company entered into a settlement agreement, or the Settlement Agreement, with GTA-IB LLC, or GTA-IB, and Golf Host Resorts, Inc., or GHR or our former unaffiliated borrower, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC and took control of the Westin Innisbrook Golf Resort. The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations”. As a result of the settlement, the financial results of GTA-IB, the Company’s wholly owned subsidiary that now holds title to the Resort, are consolidated in the Company’s financial statements commencing July 16, 2004.

On January 21, 2005, we engaged Houlihan Lokey as our then financial advisor for an initial term of nine months to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we may pursue a recapitalization. At the end of the initial term, if the Special Committee was actively considering a specific proposed transaction, or a specific proposed transaction was in the process of being consummated, then the initial term would be automatically extended on a month-to-month basis until the earlier to occur of either the consummation of that transaction or termination or failure thereof. The engagement was extended on a month-to-month basis until June 29, 2006. Since an exit transaction had not occurred by June 29, 2006, the Company terminated the engagement with Houlihan Lokey. The tail period following the termination of the engagement during which Houlihan Lokey might still have been due a transaction fee expired on February 28, 2007; therefore, no obligation for financial advisor fees currently exists. The Company continues to market the Resort for sale.

For a period of time during the early stages of the Houlihan Lokey engagement, the Company’s board of directors also formed a Special Committee comprised of all three of the Company’s then independent directors to consider certain matters relating to the liquidation and financial advisor services in evaluating an exit transaction. The Company continues to negotiate with prospective buyers of the Resort and related business. As of the filing date of this quarterly report, the Company has not entered into a definitive agreement for the sale of the Resort.

2.  Organization and Basis of Presentation

The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust, or REIT. As of fiscal year 2002, the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of its original third-party lessees. As of May 9, 2007, the Company owned two properties which represent six golf courses.  One of these properties (2.0 golf courses) is owned and managed by the Company, while the Resort was managed by Westin from the inception date of the Company’s ownership, July 15, 2004, until October 31, 2006. Subsequent to October 31, 2006, the Resort has been managed directly by the Company without the assistance of any third-party manager.  The four golf courses at the Resort are currently managed by Troon Golf, L.L.C., or Troon.  See Note 4 for further discussion.  Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender to an unaffiliated borrower. Upon the execution of the Settlement Agreement with its former borrower on July 15, 2004, the Company obtained ownership of the Resort. The Company presently holds its two properties (6.0 golf courses) in fee simple. Four of the Company’s golf courses are located in Florida and two are in South Carolina. The title to the Company’s two golf courses in South Carolina is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership. The Company refers to Golf Trust of America, L.P. as its “operating partnership” or “OP” and the Company refers to the operating partnership and itself (together with all subsidiaries) collectively as “we”, “us” or our “Company.” The title to the Resort is held by GTA-IB, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. Through its wholly owned subsidiaries GTA GP, Inc., or GTA GP, and GTA LP, Inc., or GTA LP, the Company holds 100 percent of the interest in Golf Trust of America, L.P. as of May 9, 2007. GTA GP is the sole general partner of Golf Trust of America, L.P. and owns a 0.2 percent interest therein. GTA LP is the sole limited partner in Golf Trust of America, L.P. and owns a 99.8 percent interest therein.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GTA GP, GTA LP, Golf Trust of America, L.P. and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

As a result of the adoption by the Company’s board of directors of a plan of liquidation of the Company and approval of that plan by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company’s assets were adjusted to their estimated fair value and the Company’s liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of March 31, 2007 relies on estimates of sales values based on indications of interest from the marketplace, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company’s other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of March 31, 2007.

For the three months ended March 31, 2007, net assets in liquidation decreased by approximately $505,000.  This decrease resulted from (a) a decrease of approximately $500,000 in the forecast of the Company’s cumulative net operating results which includes its remaining golf course assets, the Resort condominium sales operations, and the overhead and interest expense of the Company’s corporate operations and (b) an increase of $5,000 in the accrual for capital expenditures at Stonehenge.   The forecast of the Company’s cumulative net operating results is impacted by changes in the anticipated close dates of the Company’s remaining assets, namely the Resort.  The anticipated close date for a sale of the Resort is now on or before July 31, 2007 a change from an anticipated close date of on or before June 30, 2007 as of December 31, 2006.

The net assets of approximately $13,360,000 at March 31, 2007 would result in a liquidation distribution per share of approximately $1.85. This $1.85 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining two assets, including the Resort. These actual per share distributions that we make to the holders of the Company’s common stock could be materially lower than the amount the Company currently estimates of $1.85 due to factors such as (i) the timing of any sale of the properties and the corresponding transaction costs, (ii) the performance of the underlying assets, and (iii) a change in the underlying assumptions of the cash flow amount projected. The $1.85 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be canceled prior to the distribution of the net assets.  The 85,000 shares of common stock were pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to the holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be tendered to us and canceled.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales, and the costs associated with cessation of the Company’s operations. These costs are estimates only and are expected to be paid out over the liquidation period which contemplates an anticipated sale of the Resort by July 31, 2007 and, if the Company deems appropriate, the transfer of our remaining assets to a liquidating trust within a reasonable period thereafter. The Company can provide no assurance that those dates will be met.  As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees, and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets. The Company has also accrued the projected operating results of the Resort and the other property that the Company owns and manages through the projected remaining holding period of July 31, 2007. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets, the conclusion of the Company’s negotiations with AEW (discussed below), transaction costs related to any sales, and any change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted from time to time as projections and assumptions change.

The Company is currently negotiating with AEW, the holder of all of the Company’s series A preferred stock, regarding the terms of an amendment of an existing agreement or a new agreement which will allow the Company to repurchase all of AEW’s series A preferred stock for a price of $20,000,000 or less.  As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters.  Further, the carrying amount of the preferred stock remains at $20,000,000 on the Company’s statement of net assets, consistent with the redemption amount in the prior letter agreement with AEW. In the event that either the Company is unable to reach an agreement with AEW, or the Company is unable to exercise any repurchase right and close the repurchase under any agreement the Company may reach with AEW, the Company may be required to pay AEW all or a portion of the preferred dividends for which the Company has not recorded a liability, reducing its liquidating distributions to holders of its common stock.  These preferred dividends would reduce the net assets available to stockholders in liquidation, and, correspondingly, the estimated liquidation distribution per share.  See Note 9 for further discussion

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve) (unaudited):

	December 31, 2006	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	March 31, 2007
Severance	$1,748,000	$—	$—	$—	$1,748,000
Professional fees	1,250,000	(289,000)	—	—	961,000
Financial advisor fees	297,000	—	—	—	297,000
Capital expenditures	47,000	(34,000)	—	5,000	18,000
Other	(57,000)	(132,000)	2,114,000	500,000	2,425,000
Total	$3,285,000	$(455,000)	$2,114,000	$505,000	$5,449,000

Included in the accrued severance amounts above are performance milestone payments due, but not yet paid, to the Company’s executives pursuant to their amended and restated employment agreements. The Company expects that the performance milestone payments aggregating approximately $1,317,000, plus accrued interest, will be paid in due course; however, there are no remaining conditions to such payment. Any severance payments otherwise payable by the Company under the amended and restated employment agreements will be reduced by the amount of all earlier performance milestone payments made. The adjustment to the Liquidation Reserve of approximately $500,000 is to consider the forecast of the Company’s cumulative net operating results which includes its remaining golf course assets, the Resort condominium sales operations, and the overhead and interest expense of the Company’s corporate operations and the increase of $5,000 in the accrual for capital expenditures is for projects at Stonehenge.  The forecast of the Company’s cumulative net operating results and the projected capital expenditure needs are impacted by changes in the anticipated close dates of the Company’s remaining assets, namely the Resort.  The anticipated close date for a sale of the Resort is now on or before July 31, 2007 a change from an anticipated close date of on or before June 30, 2007 as of December 31, 2006.

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of the Company are summarized and reflected in the table below:

	For the three months ended March 31,
	2007	2006
Revenues
Revenue from Resort and managed golf course operations	$15,278,000	$18,006,000
Expenses
General and administrative	296,000	251,000
Direct expenses from Resort and managed golf course operations	12,429,000	14,257,000
Total operating expenses	12,725,000	14,508,000
Operating income	2,553,000	3,498,000
Interest expense—net	(380,000)	(318,000)
Other expense	(59,000)	—
Operating income and interest expense—net	$2,114,000	$3,180,000

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three months ended March 31, 2007 have been prepared in accordance with (i) accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting following our stockholders’ approval of the plan of liquidation on May 22, 2001, and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. The Company’s management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 “(FIN 48)”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption. The adoption of the standard had no effect on the Company’s financial condition or results of operations.

4.  Commitments and Contingencies

Land Use Lawsuits

On March 29, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit.”   The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F, a parcel of land located within the Resort and owned by GHR. The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F.  On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, and Deborah A. Covert and the Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed.  On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F.  This suit was consolidated with the Initial Land Use Lawsuit.  In this report, the Company refers to this matter as the “Subsequent Land Use Lawsuit” and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits.”

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal.  The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.   As of May 9, 2007, the Appeal Court has not yet responded to this motion.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or Wall Springs,  filed suit against GTA-IB as successor in interest to Golf Host Resorts, Inc. in the circuit court of Pinellas County for declaratory relief. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. At this time, the Company is unable to assess the likely outcome of this litigation.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P.  With respect to Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting Golf Trust of America, L.P.’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003.  Plaintiffs appealed the ruling to the Missouri Court of Appeals.  The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  As of May 9, 2007, the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

Environmental Remediation

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty of $22,000, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order.  The final formal proposal from URS was received on April 6, 2007 and was subsequently approved by the DEP.  The estimated costs in the proposal for the remediation was approximately $59,000.  URS began the remediation work on May 8, 2007.  This amount was accrued as “Other Expense” as of March 31, 2007.  After the excavation is finished, additional testing will be completed. If tests remain favorable, this should conclude the process.

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

Westin and Troon Management Fees

The July 15, 2004 Management Agreement between GTA-IB and Westin provided that Westin would manage the Resort for a fee equal to 2.2% of gross revenue of the Resort. Contemporaneously with the signing of this new Management Agreement, Westin and GTA-IB, for the limited purposes described in the Management Agreement, entered into a separate agreement with Troon which provided that Troon would manage the golf facilities of the Resort for a fee, payable by GTA-IB, equal to 2% of gross golf revenue. These agreements also provided for the opportunity for Westin and Troon to earn supplemental fees based on financial performance metrics. The Management Agreement with Westin had a termination date of December 31, 2017; however, by mutual agreement, on September 28, 2006, the Company, Westin and GTA-IB entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company, GTA-IB, and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”). In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, the Company will deposit $600,000 in the Resort’s operating account (which the Company did)  to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Management Agreement and which are expected to approximate this amount, (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company, the Company will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, or approximately $5,594,000, and (iii) Westin will permit the Company and GTA-IB to continue to access Westin’s “SAP” accounting system (which they did) for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000. The Company and GTA-IB plan to independently manage the Resort as of the Termination Date.

GTA-IB and Troon agreed to extend the Facilities Management Agreement for ten-day incremental periods subsequent to November 30, 2006.   On February 22, 2007, GTA-IB sent Troon a notice of termination in regards to the Facilities Management Agreement.  GTA-IB and Troon continue to negotiate the post-termination rights of the respective parties including the amount, timing and payment of the Supplemental Fee.  GTA-IB intends to manage the golf operations internally following the termination of the Troon Facilities Management Agreement.

Refundable Initiation Fees

Certain membership initiation fees at the Country Club at Wildewood and Woodcreek (collectively known as Stonehenge) are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at March 31, 2007 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

5.  Receivables—net

Receivables—net consists of approximately $4,776,000 in member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities at March 31, 2007, as compared to the other miscellaneous receivables at December 31, 2006, which include approximately $2,892,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities.

6.  Debt

	March 31, 2007	December 31, 2006
Revolving line of credit	$4,100,000	$4,100,000
Capital lease obligations	1,180,000	772,000
Total	$5,280,000	$4,872,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage of at least 1.20, as measured monthly. The Company was in compliance with the debt service coverage ratio covenant at March 31, 2007.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in the loan amendment. The interest rate continues to be the prime rate (8.25% per annum at March 31, 2007) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line.  In addition, the Company will pay to Textron a fee of 0.25% per annum of the unused balance of this line of credit.

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

See Note 10, Subsequent Events, for further discussion regarding debt.

Capital Lease Obligations

At March 31, 2007, the Company had capital lease agreements for certain golf course and other equipment at the Resort. These lease agreements expire at various dates through 2012.

Capital
April 1 through December 31, 2007	$393,000
2008	465,000
2009	238,000
2010	126,000
Thereafter	155,000
Total	1,377,000
Less amount representing interest	(197,000)
Total	1,180,000
Less current portion	435,000
Long-term portion	$745,000

7.  Accounts payable and other liabilities

Accounts payable and other liabilities consist of the following:

	March 31, 2007	December 31, 2006
Accounts payable	$6,909,000	$5,904,000
Accrued payroll	1,157,000	1,250,000
Accrued expenses	2,757,000	2,151,000
Deferred revenue and deposits	4,069,000	4,103,000
Total	$14,892,000	$13,408,000

8.  Investment in Resort and related obligations

Certain condensed balance sheet information regarding the Resort, adjusted for the liquidation basis of accounting, is provided below:

	March 31, 2007	December 31, 2006
Assets
Current assets	$8,252,000	$5,296,000
Real estate and Resort assets	51,819,000	51,212,000
Other assets	3,413,000	3,302,000
Total assets	63,484,000	59,810,000
Liabilities
Accounts payable and accrued expenses	9,870,000	8,961,000
Long term refurbishment	4,056,000	4,254,000
Capital lease obligations	1,180,000	772,000
Westin Termination Fee	5,594,000	5,594,000
Troon Supplemental Fee	800,000	800,000
Reserve/adjustment for projected operating results through the contemplated holding period (Note 2)	1,700,000	(900,000)
Total liabilities	23,200,000	19,481,000
Net investment in subsidiary	40,284,000	40,329,000
Write-down to estimated value	(2,421,000)	(2,421,000)
Net investment in subsidiary adjusted for write-down	$37,863,000	$37,908,000

The first quarter of the year is typically the most profitable quarter of the Resort’s fiscal year, so typically the reserve created by the performance in the first quarter is absorbed by the end of the third quarter.  As more fully described in Note 2, at March 31, 2007, the Company has recorded a reserve to reflect the estimated operating results during the remaining contemplated holding period (until July 31, 2007).

Master Lease Refurbishment Obligation

In connection with the Settlement Agreement, the Company assumed control and operation of the Rental Pool Lease Operations at the Resort (the “Rental Pool”).  The Rental Pool was operated and controlled by GHR prior to that time. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company is the lessee under these rental pool lease operation agreements.  Those agreements provide that the Company will distribute a percentage of room revenues to participating condominium owners who permit the Company to lease their units as hotel accommodations.

In connection with the Company taking control of the Resort from its unaffiliated borrower effective July 16, 2004, the Company recorded a liability to recognize its obligations under the Master Lease Agreement, or MLA, refurbishment program.  This program entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and is paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009.  In addition, GTA IB agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. The Company refers to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012.   As of March 31, 2007, the Company estimates the settlement value of this liability upon sale of the Resort to be $4,056,000.

Minimum principal payments on the refurbishment program at the Resort are as follows:

Year	Amount

April 1 through December 31, 2007	$1,065,000
2008	1,786,000
2009	2,147,000
2010	22,000
Thereafter	60,000
Total undiscounted principal payments	5,080,000
Less: net present value discount	(1,024,000)
Total	$4,056,000

Westin Termination Fee

The Management Agreement that the Company executed with Westin on July 15, 2004 provides that the Company shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of not less than $5,500,000. The estimated settlement value of this liability upon sale of the Resort is approximately $5,594,000 as of March 31, 2007. The termination fee is due the earlier of a sale of the Resort or March 31, 2008. See Note 4 regarding the termination of the Management Agreement.

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

Aggregate series A preferred stock dividends accrued until July 20, 2003 at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below). As of March 31, 2007, the Company had not paid 22 quarters of series A preferred stock dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2007). Under the Company’s series A preferred stock charter document, because the Company has at least six quarters of unpaid series A preferred stock dividends, the holder of the series A preferred stock, AEW or its transferee, has the right to elect two additional directors to the Company’s board of directors whose terms as directors would continue until the Company fully pays all accrued but unpaid series A preferred stock dividends. This right went into effect at the Company’s annual meeting that was held on November 17, 2003 and although AEW has not exercised this right, it may do so in the future in accordance with the terms of the Company’s series A preferred stock charter and the voting agreement described below.

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

On May 6, 2005, the Company executed an option agreement with AEW which granted the Company the right to repurchase all 800,000 shares of the Company’s series A preferred stock held by AEW at a fixed price.  AEW and the Company subsequently entered into a series of agreements granting the Company the right to repurchase AEW’s series A preferred stock, each of which has expired by its terms. In particular, on April 12, 2006, the Company entered into a new option agreement with AEW. In this option agreement (now expired), AEW granted the Company the option, exercisable by the Company in its sole discretion, to purchase, on or before June 30, 2006, all 800,000 shares of the Company’s series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the date of the Company’s exercise of the option for a price of $20,000,000. The option to repurchase AEW’s series A preferred stock was only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35,000,000. This option agreement expired on June 30, 2006 pursuant to its terms.

The conclusion of the Company’s subsequent negotiations with AEW which will allow the Company to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20,000,000 or less is pending evidence or confirmation that the Company has secured adequate financing to demonstrate its ability to close on the transaction to repurchase all of the series A preferred stock.

As a result of the Company’s assumption that these negotiations will lead to an executed agreement, the Company has not recorded in its net assets for the three months ended March 31, 2007 either (i) a liability of $13,147,000 for the accrual of quarterly preferred dividends for the period July 1, 2001 to December 31, 2006 or (ii) additional dividend accruals of $625,000 for each subsequent quarter through the date that the exit transaction is ultimately consummated and liquidation payments are made to AEW.  Further, the carrying amount of the preferred shares remains at $20,000,000 on the accompanying statement of net assets; however, absent either an agreement by a third party to assume all or a portion of the Company’s accrued preferred dividend obligation or an agreement by AEW to forgive all or a portion of the Company’s preferred dividend obligations, (neither of which have occurred), the Company will be required to accrue, and ultimately pay in liquidating distributions to AEW, these preferred dividends. Any preferred dividends which the Company is required to pay to AEW ultimately would reduce the net assets available to stockholders in liquidation and correspondingly the estimated liquidation distribution per common share. If the Company were required to pay to AEW dividends accrued through March 31, 2007, the Company’s liquidating distributions would be reduced by $1.82 per common share or OP unit of the Operating Partnership outstanding on that date.

At the present time, the Company has not executed a binding agreement with AEW. There can be no assurances that the Company will successfully execute such an agreement with AEW, or that the terms of any agreement that the Company may execute with AEW will not be more onerous to the Company than management currently anticipates. Further, even if the Company is able to execute an agreement with AEW which permits the Company to repurchase the series A preferred stock at $20,000,000 or less, the Company may be unable to negotiate a financing arrangement through its existing lender relationships or otherwise to procure sufficient funding to permit it to exercise that repurchase right and close the repurchase prior to its expiration. In the event that the Company executes an agreement with AEW and it is unable to repurchase AEW’s series A preferred stock in accordance with the terms of that agreement, in addition to the requirement that the Company pay accrued dividends to AEW, the Company expects that the agreement also would subject the Company to penalties or grant AEW additional rights with respect to the Company and its remaining assets which will be prejudicial to the Company and its assets.

10.  Subsequent Events

On April 10, 2007,  GTA-IB and certain of its affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis,  up to a principal amount of  $1,200,000 (the “Loan”).  The Loan is secured by a first priority mortgage on three wholly-owned condominium units located at the

Resort.  On the Closing Date, the Company borrowed, pursuant to the Loan Agreement, approximately $20,000 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, the Company has the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Company’s restaurants, information technology infrastructure upgrades at the Resort, other property improvements at the Resort and short-term working capital shortfalls of the Company or the Resort.

The Loan bears interest at the floating Wall Street Journal Prime rate (currently 8.25%) and provides for interest only payments through December 31, 2007.  Beginning with the monthly payment due on January 31, 2008, the Loan Agreement requires principal and interest payments based on a twenty year amortization schedule.  There is no prepayment penalty for early repayment.  Any balance of the Loan which remains unpaid on April 10, 2010 must be repaid in full on that date. If an event of default occurs, then the obligation may be accelerated and the principal and any interest on the Loan shall be due and payable in full.  The lender shall also have additional remedies in law and equity upon an event of default. An event of default is defined in the Loan Agreement to generally include, among other events, (i) a payment default, (ii) a failure by the Company to comply with the terms of the loan agreement, (iii) any false statement or misrepresentation in any loan-related document by the Company, (iv) dissolution of the Company, (v) any defect in collateralization or foreclosure proceedings involving the Company, (vi) a material adverse change in the Company’s financial condition, or (vii) if the lender believes that the prospect of repayment of the loan is impaired or otherwise in good faith believes itself insecure.

Among other terms, the Loan Agreement contains representations, warranties and covenants of the Company with respect to matters such as ownership of the condominium units serving as collateral, the future delivery of reports to the lender, the absence of defaults by the Company under other agreements and compliance with applicable laws and government regulations.

As of May 9, 2007, the only draw against this Loan was for the loan closing costs of approximately $20,000.

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three Months Ended March 31, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Maryland on November 8, 1996. We are currently engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. We were originally formed to be a real estate investment trust, or REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of May 9, 2007, we own two properties, held by us in fee simple.  These two properties represent six golf courses. Two of the six golf courses are managed by us and four (namely, the golf courses at the Resort) were managed by Westin pursuant to our Management Agreement with Westin, or the Management Agreement, from the inception of our ownership, July 15, 2004, until the termination of the Management Agreement on October 31, 2006.  See further discussion in Note 4 to the Condensed Consolidated Financial Statements referred to in Item 1 of this Quarterly Report.  Four of our golf courses are located in Florida and two are located in South Carolina. Golf Trust of America, L.P., a Delaware limited partnership, holds title to the golf courses which are located in South Carolina. Title to the Resort is held by GTA-IB, LLC, a wholly-owned subsidiary of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is 100% owned by our operating partnership, Golf Trust of America, L.P. In this Quarterly Report, we refer to Golf Trust of America, L.P. as “our operating partnership” or “OP,” and we refer to the operating partnership and ourselves (together with all subsidiaries) collectively as “we,” “us” or “our Company”. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in our operating partnership as of May 9, 2007. GTA GP is the sole general partner of our operating partnership and owns a 0.2 percent interest therein. GTA LP is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

Significant Events since the filing of our Annual Report on Form 10-K on April 2, 2007

Significant events occurring since April 2, 2007 (the filing date of our Annual Report on Form 10-K) include:

•                                          On April 10, 2007,  GTA-IB and certain of its affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis,  up to a principal amount of  $1,200,000 (the “Loan”).  The Loan is secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  On the Closing Date, the Company borrowed, pursuant to the Loan Agreement, approximately $20,000 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, the Company has the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Company’s restaurants, information technology infrastructure upgrades at the Resort, other property improvements at the Resort and short-term working capital shortfalls of the Company or the Resort. See further discussion in Note 10 to the Condensed Consolidated Financial Statements referred to in Item 1 of this Quarterly Report.

•                                          The conclusion of our negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that we have secured adequate financing to demonstrate our ability to close on the transaction to repurchase all of the series A preferred stock. As a result of our assumption that these negotiations will lead to an executed agreement, we have not recorded in our net assets a liability for the accrual of preferred dividends payable for the quarter beginning July 1, 2001 or for subsequent quarters.  In the event that either we are unable to reach an agreement with AEW, or we are unable to exercise any repurchase right and close the repurchase under any agreement we may reach with AEW, we may be required to pay AEW all or a portion of the preferred dividends for which we have not recorded a liability, reducing our liquidating distributions to holders of our common stock.  See further discussion in Note 9 to the Condensed Consolidated Financial Statements referred to in Item 1 of this Quarterly Report and in Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 2, 2007.

Assets held for sale

The following chart identifies each of our unsold properties as of May 9, 2007:

Property	Location	Number of Golf Courses
The Resort	Palm Harbor, FL	4
Stonehenge (Wildewood and Woodcreek Farms)	Columbia, SC	2
Total		6

As of May 9, 2007, we have not entered into any binding agreements with prospective purchasers of the foregoing assets.

Current Strategic Choices and the Status of the Sale of the Resort

On January 21, 2005, in the interest of seeking to accelerate the completion of our liquidation, we engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as our then exclusive financial advisor to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. Our liquidation may occur through the sale of our assets, a merger or otherwise in order to allow us to maximize value to our stockholders. In addition,  we may pursue financing or equity investment in furtherance of the plan of liquidation. In this Quarterly Report, we refer to the type of transaction discussed in the prior two sentences as an exit transaction. The initial term of Houlihan Lokey’s engagement was nine months, which was subsequently extended on a month-to-month basis . Since an exit transaction had not occurred, we terminated our month-to-month engagement with Houlihan Lokey on June 29, 2006. The period during which Houlihan Lokey might have still been owed a transaction fee if a closing of an exit transaction were to occur under certain circumstances expired on February 28, 2007.

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

For a period of time during the early stages of the Houlihan Lokey engagement, our board of directors also formed a Special Committee comprised of all three of its then three independent directors to consider certain matters relating to the liquidation and financial advisor services in evaluating an exit transaction. We continue to negotiate with prospective buyers of the Resort and believe we are currently faced with the strategic choices outlined below. As of May 9, 2007, we have not entered into a definitive agreement for the sale of the Resort and can provide no assurance when or if we will.

Since we adopted the plan of liquidation in May 2001, we believe we have made significant progress in liquidating our assets. We have successfully closed on the sale of 32 of the 34 properties that we owned, leaving the Innisbrook Resort and Golf Club and the Country Clubs of Wildewood and Woodcreek still remaining in our portfolio. Over the years, we have had numerous parties approach us either directly or through our then financial advisors, Bank of America and Houlihan Lokey, expressing an interest in purchasing the Resort. However, after substantial efforts to sell the Resort (including engaging with third parties in negotiating various types of purchase and sale agreements, property tours, due diligence and negotiations with AEW, among other efforts), only a single transaction led to an executed purchase and sale agreement. That purchase and sale agreement was executed on or about October 25, 2005 and was subsequently terminated. In our view, other prospective buyers declined to proceed because of the complexity of the asset or our preferred price; and we declined to proceed with a number of prospective buyers because of their unwillingness to meet our pricing expectations or because of our concerns regarding their financeability or credibility issues, among other problems.

Moreover, since we adopted the Plan of Liquidation, a number of events have occurred, including the following: we took title to the Resort from our borrower in July 2004; the Westin Management Agreement was terminated on October 31, 2006; we are currently negotiating terms to terminate the Troon Facilities Management Agreement; and we have sought to reposition the Resort as an independently owned and operated resort and golf club based upon the foregoing.

We are currently negotiating various letters of intent and purchase and sale agreements with various parties with the goal of executing a purchase and sale agreement and closing a transaction by July 31, 2007, however, we can provide no assurance that our objectives will be met in this regard or at all. Moreover, we can provide no assurance that if we enter a purchase and sale agreement with respect to the Resort that it will be at a price equal to our estimate of fair value.

We believe it has been difficult to sell the Resort for a variety of reasons, including among others, the instability of the former owner and the market’s perception of such instability on the Resort as a viable, well-run operating business. However, absent the constraints of a Management Agreement, we believe the Resort is slowly re-establishing the Innisbrook brand that was very successful prior to the first management agreement with Hilton in 1993. The Resort hosted in March 2007 the PGA PODS Championship and, when coupled with the national telecast of the event for four days, was, we believe, generally perceived as a great success for the Resort’s reputation. We believe the Resort is currently positioned to gain back marketshare that it has lost over the years. Golf package revenue growth continues to be strong with group meeting revenue growth a longer and slower process. However, in order to achieve faster growth from group meeting revenue, we believe a spa must be constructed at the Resort. We believe this investment, along with other more minor capital improvement and deferred maintenance projects, would help to return the Resort and the Innisbrook brand to its historical  national recognition and success. These projects require capital which, because of the Resort’s troubled past and our prolonged plan of liquidation, is not available internally.

If we are unable to execute a satisfactory purchase and sale agreement for the Resort and to achieve a transaction structure that allows us to meet our obligations to AEW, our Board may consider modifications or alternatives to the Plan of Liquidation. The modifications or alternatives may include, among others, a recapitalization of the Company (for example, the issuance of debt, equity or derivative securities), a strategic partnership or a joint venture of the Resort. The goal of any such transaction would be to first redeem AEW at an acceptable discounted amount and, secondly, to allow additional time to realize recovery of some of the historical Resort value over a reasonable period of time. Any such transaction could, but would not necessarily, include funds to make capital investments at the Resort in order to enhance its sale value.

Our board is currently considering the advantages and disadvantages of establishing a finite timeline to execute a purchase and sale agreement with a qualified buyer and requiring a non-refundable deposit by a near-term specified date or, if that is not achieved, the Resort will be taken off the market while an alternative to the plan of liquidation, such as one or more of those discussed above, is executed. We do not believe that we can continue to entertain indications of interest from buyers if we elect to pursue a recapitalization or other transaction because we will need to focus our efforts on the success of the return on investment for the parties to such a transaction and not be diverted by indications of interest that may likely not result in an executed purchase and sale agreement. If a firm timeline is established, this will also inform the current interested parties that we must all move expeditiously to an end result instead of continued prolonged negotiations that tax our limited resources.

Our board has currently taken this matter under advisement and is studying the advantages and disadvantages of various strategies.  There can be no assurance that any new strategy will be implemented or, if implemented, that it will be successful.  In the meantime, we will continue to seek to sell the Resort but only for a price we deem in the best interest of our stockholders.  See further discussion and in Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 2, 2007.

Potential use of a Liquidating Trust

As we contemplate the sale of our remaining assets and the wind-up of our Company, as contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. For a more complete description of our potential use of a liquidating trust, please refer to “Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders” in Part 1, Item 1 of our Form 10-K for the year ended December 31, 2006 filed on April 2, 2007.

Rental Pool

In addition to the current Rental Pool agreement dated January 1, 2002, GHR agreed with the condominium owners association that GHR would reimburse 50% of the refurbishment costs invested in the condominium units by the condominium owners plus interest on those costs accrued at 5% per annum. We assumed this obligation when we took control of the Resort. This amount will be reimbursed to participating condominium owners, or transferees who receive a condominium unit from a participating owner, over the five-year period beginning in 2005 as reflected in the table below. The full reimbursement attributable to each unit is contingent on the unit remaining in the Rental Pool from the date of the refurbishment of such unit through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will abate until such time as the number of units in the Rental Pool is again 575 or more. The refurbishment of 617 Rental Pool units was completed as of September 30, 2003.  In addition, GTA IB agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment. We refer to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. As of May 9, 2007, 612 units were participating in the Rental Pool. Minimum undiscounted principal and interest payments on the refurbishment program are as follows:

	Principal	Interest

April 1, 2007 – December 31, 2007	$1,065,000	$169,000
2008	1,786,000	154,000
2009	2,147,000	55,000
2010	22,000	1,000
Thereafter	60,000	1,000
Total undiscounted principal payments	$5,080,000	$380,000
Less: net present value discount	(1,024,000)
Total	$4,056,000

Application of Critical Accounting Policies

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. The changes in Net Assets in Liquidation for Golf Trust of America, Inc., excluding the Resort and Golf Host Securities, are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for the Resort are discussed separately below under the caption “Resort results of operations for the three months ended March 31, 2007 and 2006.” Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007, for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the three months ended March 31, 2007 is summarized in Note 2 to our Condensed Consolidated Financial Statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2007 to March 31, 2007

For the three months ended March 31, 2007, net assets in liquidation decreased by approximately $505,000.  This decrease resulted from (a) a decrease of approximately $500,000 in the forecast of the Company’s cumulative net operating results which includes its remaining golf course assets, the Resort condominium sales operations, and the overhead and interest expense of the Company’s corporate operations and (b) an increase of $5,000 in the accrual for capital expenditures at Stonehenge.

The net assets of approximately $13,360,000 at March 31, 2007 would result in a liquidation distribution per share of approximately $1.85. This $1.85 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining two assets, including the Resort. The actual per share distributions that we make to the holders of the Company’s common stock could be materially lower than the current estimate of $1.85 due to factors such as (i) the timing of any sale of the properties and the corresponding transaction costs, (ii) the performance of the underlying assets, and (iii) a change in the underlying assumptions of the cash flow amount projected. The $1.85 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common operating partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be canceled prior to the distribution of the net assets.  The 85,000 shares of common stock were pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to its holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be tendered to us and canceled.

Since we are presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of our company are summarized and reflected in the table below.

	For the three months ended March 31,
	2007	2006
Revenues
Revenue from Resort and managed golf course operations	$15,278,000	$18,006,000
Expenses
General and administrative	296,000	251,000
Direct expenses from Resort and managed golf course operations	12,429,000	14,257,000
Total operating expenses	12,725,000	14,508,000
Operating income	2,553,000	3,498,000
Interest expense—net	(380,000)	(318,000)
Other expense	(59,000)	—
Operating income and interest expense—net	$2,114,000	$3,180,000

Resort results of operations for the three months ended March 31, 2007 and 2006

Results of Operations

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which stand-alone hotels located in downtown metropolitan areas would appeal. The Resort provides recreation, condominium accommodations and food and beverage dining and catering options to business meeting or group travelers, transient guests who play golf, guests who purchase golf packages and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality.

The Resort had lower realized revenue and fewer room nights during the three months ended March 31, 2007 than during the corresponding period in 2006. The decrease in realized revenue is directly attributable to the reduction in aggregate room nights, described below, for both the group and transient market sectors.  The decrease in aggregate room nights in the group sector was primarily due to 3,000 room nights that booked in the first quarter of 2006 that the Resort chose to decline for the first quarter of 2007 because it was not profitable business for the Resort.  The balance of the variance was due to groups that are on a regional rotation for their respective meetings.  The Resort was not able to replace these room nights with other group bookings.  Under the Westin Management Agreement which terminated on October 31, 2006, the Resort had access to the Westin Global Sales Office, or GSO, which provided group booking leads to the Resort.  Since the group booking window is typically six to eighteen months out, the Resort was negatively impacted by the loss of the leads historically provided by the GSO which were not able to be replicated by other lead sources in the short window of time between the termination of the Westin Management Agreement on October 31, 2006 and the peak season of 2007, January through April. Since the termination of the Westin Management Agreement, the Resort management teams have made efforts to replicate the GSO lead source with other independent lead sources but the impact of these efforts will not necessarily be realized in the short-term.

Transient room nights were also down due to the loss of the Westin central reservations unit and other transient booking sources and the benefit of an international marketing campaign that was available when the Resort was under the Westin international hotel chain flag.  As we continue to establish Innisbrook as an independent brand and gain exposure in the internet booking arena, we believe we will realize less of a variance in the room nights in the transient sector.  The Resort did realize an increase in the average daily room rate of approximately $13.20 from targeting a more profitable type of guest, which helped mitigate some of the revenue lost due to the reduction in room nights and golf rounds.

During the three months ended March 31, 2007, each of these market segments at the Resort produced a greater aggregate spending level per room night as compared to the three months ended March 31, 2006.  While overall room nights and golf rounds decreased 26.6% and 7.5%, respectively, during the first three months of 2007 as compared to the same period in 2006, overall gross revenue per room night increased by $80.25 to $615.62 from $535.37 while gross golf revenue per round played increased by $9.72 to $150.00 from $140.28.  The fluctuation in gross revenue is discussed in further detail below.

The following table shows utilization of the Resort facilities broken down by department, results of operations and selected Rental Pool statistical data during the three month periods ended March 31, 2007 and March 31, 2006.  This information is shown in thousands, except for statistical data such as the utilization data in the table below:

	Three Months Ended March 31,
	2007	2006	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	51,107	51,067	40	0.1%
Actual room nights
Group	16,284	23,093	(6,809)	(29.5)%
Transient	7,052	8,683	(1,631)	(18.8)%
Total room nights	23,336	31,776	(8,440)	(26.6)%
Food and beverage meals	105,333	158,709	(53,376)	(33.6)%
Golf rounds
Resort guests	20,840	23,421	(2,581)	(11.0)%
Member/guests	12,721	12,858	(137)	(1.1)%
Total golf rounds	33,561	36,279	(2,718)	(7.5)%
Gross revenue per room night	$615.62	$535.37	$80.25	15.0%

	Three Months Ended March 31,
	2007	2006	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$4,601	$5,845	$(1,244)	(21.3)%
Food and beverage	3,987	5,132	(1,145)	(22.3)%
Golf	5,034	5,089	(55)	(1.1)%
Other	744	946	(202)	(21.4)%
Total revenues	14,366	17,012	(2,646)	(15.6)%
Expenses
Hotel	3,363	4,107	(744)	(18.1)%
Food and beverage	2,632	3,133	(501)	(16.0)%
Golf	2,013	1,856	157	8.5%
Other	2,632	2,895	(263)	(9.1)%
General and administrative	1,120	1,682	(562)	(33.4)%
Depreciation and amortization	536	491	45	9.2%
Total expenses	12,296	14,164	(1,868)	(13.2)%
Operating income	2,070	2,848	(778)	(27.3)%
Other expense	59	—	59	100%
Interest expense, net	260	373	(113)	(30.3)%
Net income	$1,751	$2,475	$(724)	(29.3)%

Selected Rental Pool statistical data:
Average daily distribution	$32.04	$40.03	$(7.99)	(20.0)%
Average room rate	$197.15	$183.95	$13.20	7.2%
Occupancy percentage	45.7%	62.2%	(16.5)	(26.6)%
Average number of available units	568	567	1	(0.0)%

Three months ended March 31, 2007 and 2006.

During the three months ended March 31, 2007, there were 8,440, or 26.6%, fewer occupied room nights as compared to the three months ended March 31, 2006.  There were 1,631 fewer transient room nights and 6,809 less group room nights during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked within 30 days or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others.  Management believes that the decrease in the room nights, as described in the introductory paragraph above, is attributed to the change in lead and reservation channels from the Westin central reservation unit and their international marketing campaign and other sources available through Westin to independent lead and reservation channels.  This type of change takes time to establish the Innisbrook name as an independent brand and gain appropriate exposure in the Internet and Media market separate from the Westin identity.  Also, the Resort staff has to learn how to maximize the reservation channels available to it as an independent property.

Total revenue for the Resort was $2,646 less during the three months ended March 31, 2007 than in the same period of 2006. An overall increase in spending by the Resort’s guests, both for rooms (improved average room rates) and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights and decreases in banquet and catering sales in three months ended March 31, 2007 as compared to same period of 2006.  During the same periods, the average room rate increased from $183.95 in 2006 to $197.15 in 2007.  Gross revenue per room night during the three months ended March 31, 2007 was $615.62, as compared to $535.37 for the same period in 2006.

The most significant decrease in revenues at the Resort during the three months ended March 31, 2007 occurred in the Hotel department. Revenues attributable to that category for the three months ended March 31, 2007 decreased by approximately $1,244,000, or 21.3%, as compared to the same period in 2006. Hotel revenue decreased primarily because of the decrease in aggregate room nights noted above.  Food and Beverage revenues decreased by approximately $1,145,000, or 22.3%, as a result of  53,376, or 33.6%, fewer meals being served, also referred to as covers, as compared to the three months ended March 31, 2006.   This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and room service, with a combined decrease of approximately 46,870 covers. Covers attributed to the Resort’s casual restaurants and pool service decreased by approximately 6,506. While the aggregate number of covers decreased, revenue per cover increased from $32.34 to $37.85.  The combination of decreased number of covers and increased revenue per cover produced the $1,145,000 negative variance for the three months ended  March 31, 2007 as compared to the three months ended March 31, 2006.

Golf revenue decreased by approximately $55,000, primarily as a result of 2,718 fewer rounds of golf played during the three months ended March 31, 2007 as compared to the same period in 2006.  Management believes that approximately 1,200 of that reduction in rounds for the quarter resulted from the fact that the PGA tournament was moved from  October, during which it has been held annually since 2001, to March beginning in 2007.  As a consequence of the Copperhead course being used by the PGA for the tournament, the Resort was unable to sell its golf packages during the week of the March tournament.  Gross golf revenue for the quarter ended March 31, 2007 averaged $150.00 per round, as compared to $140.28 per round for the same period in 2006.  The net decrease in aggregate rounds played was attributed to 2,581 fewer rounds played by the Resort’s transient guests, including packages, coupled with an aggregate decrease of 137 rounds played by Resort members.  The number of total golf rounds played in the three months ended March 31, 2007 was 33,561, compared to 36,279 rounds played in the same period of 2006. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to ensure that we control expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, decreased by approximately $1,913,000, or 14.0%, for the three months ended March 31, 2007 as compared to the same period in 2006.  This decrease is primarily attributable to the decrease in room nights and food and beverage covers discussed above.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $536,000 and $491,000 for the three months ended March 31, 2007 and 2006, respectively.

Interest expense, net of interest income, was approximately $260,000 and $373,000 for the three months ended March 31, 2007 and 2006, respectively, and reflects amortization of the discount of our Rental Pool refurbishment liability in the amount of $161,000 and the interest portion of lease payments amounting to approximately $21,000.  The defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, has an outstanding balance at March 31, 2007 of $39,240,000 and became non-interest bearing upon our assumption on July 15, 2004.

Other expense of $59,000 in the three months ended March 31, 2007 represents the accrual of the environmental remediation costs as more fully discussed in Note 4 to the Condensed Combined Financial Statements referred to in Item 1 of this Quarterly Report on Form 10-Q.

The net income for the three months ended March 31, 2007 was approximately $1,751,000, compared to a net income for the three months ended March 31, 2006 of approximately $2,475,000.

During the three months ended March 31, 2007, approximately $358,000 was disbursed for capital projects. Of those disbursed funds, $222,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Liquidity and Capital Resources

Our only source of cash flow is a distribution of net operating income from the one remaining golf property that we own and manage and cash flow from the operations of the Resort, if any. We discuss the Resort’s cash position below. As a result of our need for liquidity, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron Financial Corporation, or Textron, for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20.  At March 31, 2007, we were in compliance with the debt service coverage ratio covenant and we currently expect to be in compliance going forward.

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

As of March 31, 2007, the Resort has a working capital deficit of approximately $8,535,000. This working capital deficit resulted primarily from the reclassification of the Westin termination fee and the Troon supplemental fee from long term to short term obligations. The reclassified termination and supplemental fees are approximately $5,594,000 and $800,000, respectively, as of  March 31, 2007.  See further discussion in Note 4 to the Condensed Consolidated Financial Statements referred to in Item 1 of this Quarterly Report on Form 10-Q. Before this reclassification, the Resort had a working deficit of approximately $2,141,000. The Resort’s member deficit at March 31, 2007 is $11,600,000. The Resort reported net income of approximately $1,751,000 for the three months ended March 31, 2007. The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the southeast coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the southeast coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of this and subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues.

Generally, the Resort’s only source of cash is from its operations.  Further, now that the Westin Management Agreement is terminated, we are currently involved in the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which were proprietary to Westin. Our projections indicate that the replacement of these components could require us to make an investment in the range of $1,500,000 to $2,000,000.  The Company’s management continues to work diligently with the Resort’s management team to identify opportunities to improve the cash flow situation at the Resort. Although we are currently seeking a buyer for the Resort pursuant to the stockholder-approved plan of liquidation, no binding contract for the sale of the Resort has yet been executed. We made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000 , $600,000 and $120,000 in July 2004, September 2005, November 2005, October 2006, and February 2007, respectively. Further, we funded approximately $203,000 and $33,000 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively, and entered into a related lease for an investment of approximately $468,000 in January 2007.  The proceeds of these advances have been fully expended to support the Resort’s operational expense and existing obligations. The Resort repaid the $120,000 and the $33,000 advances from Resort operational cashflow in March 2007.  While current Resort cash flow projections for 2007 indicate we may be in a breakeven cash situation as of year-end December 31, 2007, a shortfall is anticipated by late summer to early fall 2007.  This shortfall is expected primarily due to certain obligations that the Resort must pay in August 2007 and November 2007, including obligations of approximately $1,060,000 and $728,000, respectively, for the quarterly rental pool distributions and $412,000 in both August and November 2007 for the rental pool refurbishment payments.   Therefore, a cash infusion of up to approximately $1,000,000 may be necessary to fund the short-fall.

On April 10, 2007, GTA-IB and certain of its affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis, up to the principal amount of  $1,200,000.  The Loan is secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  On the Closing Date, we borrowed, pursuant to the Loan Agreement, approximately $20,000 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, the GTA-IB has the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Resort’s restaurants, upgrades of the Resort’s information technology infrastructure, and other Resort improvements or short-term working capital shortfalls.  See further discussion in Note 10 to the Condensed Combined Financial Statements referred to in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Further, the Company continues to seek additional funding sources to manage the Resort’s seasonal cash flow needs.   If we are unable to either continue to improve our operating cash flows or otherwise obtain more long-term liquidity, then we may be unable to continue as a going concern.

In the event that we must advance additional capital to fund operations at the Resort or our other operations, we may experience severe liquidity problems.

In the event that we are unable to sell our remaining assets as contemplated, we may be unable to pay our obligations as they become due. In addition, our ability to pay our obligations as they become due would be compromised if our chief executive officer requires payment of outstanding performance milestone payments owed by us to him before we are able to realize net cash proceeds from asset sales sufficient to repay him. As of March 31, 2007, we owed our two most senior executive officers a total of approximately $1,755,000 in milestone payments and accrued interest on such milestone payments. We also owed approximately $3,162,000 in legal fees which are included in our estimate of the costs to be incurred prior to our liquidation. We expect to incur additional fees and costs in connection with closing the sales of our two remaining assets. Our ability to pay our obligations as they become due will depend on cash flow from the Resort, and forbearance by our senior executive officers and our counsel with respect to sums that we owe to them. In the event that we experience lower revenues, or higher costs, with respect to the Resort, we may need to seek alternative funding in order to pay our obligations. Further, should our senior executive officers or our counsel require payment of funds owed to them, we may need to find alternative funding in order to pay our obligations. This funding, if available, may not be offered on reasonable terms.

We could realize liquidity through our interest in the proceeds from the sale of Parcel F. The anticipated timeline to realize the proceeds from our interest in the sale proceeds of Parcel F is currently dependent on the decision of the Second District Court of Appeals as to whether or not the Court will rehear the plaintiffs’ claims in the Land Use Lawsuits and the Parcel F purchaser’s commitment to close. (See detailed discussion of the Land Use Lawsuits in Part II, Item 1 of this Quarterly Report on Form 10-Q.)  If the Court rejects the plaintiffs’ request to rehear their claims, then the buyer of Parcel F must close on the purchase of Parcel F within sixty days or GHR will seek a new buyer. In that event, the fair value of our interest in Parcel F could potentially be adjusted based on any increase or decrease in the Parcel F sales price in any subsequent agreement with a new buyer for the purchase of Parcel F.  We do not currently believe that the sales price to a new buyer would be lower than the sales price in the sale agreement with the current contracted buyer.

See discussion of our obligations to the holder of our preferred stock in Note 9 to the Condensed Consolidated Financial Statements.

Three months ended March 31, 2007 and 2006

Cash provided by operating activities for the three months ended March 31, 2007 was $1,354,000, compared to cash flow used provided by operating activities for the three months ended March 31, 2006 of $2,844,000. The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes.  Liquidation liability payments decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to a decrease in legal fees incurred in connection with negotiations with potential purchasers of the Resort, among other matters.

We made $136,000 in capital expenditures at the Resort and $34,000 at Stonehenge during the three months ended March 31, 2007, as compared to $20,000 at the Resort and $26,000 at Stonehenge and Tierra del Sol during the three months  ended March 31, 2006.

During the three months ended March 31, 2007, the Resort paid approximately $90,000 to satisfy its capital lease obligations and approximately $358,000 against its refurbishment obligation to certain Rental Pool participants. During the three months ended March 31, 2006, the Resort paid approximately $72,000 to satisfy its capital lease obligations and approximately $232,000 against its refurbishment obligation to certain rental pool participants.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.

Off Balance Sheet Arrangements

As of March 31, 2007, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,217	$1,786	$431	$—	$—
Series A Preferred Stock and accrued dividends(1)	20,000	20,000	—	—	—
Textron revolving line of credit	4,920	410	4,510	—	—
Operating lease agreements at the managed golf courses	255	148	90	17	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	49	49	—	—
Lease agreements for GTA corporate office	9	5	4	—	—
Subtotal of our obligations excluding those of the Resort	$27,450	$22,398	$5,035	$17	$—
Master lease agreement (with the condominium owners)	$5,080	$1,065	$3,934	$49	$32
Troon management fee	233	233
Westin termination fee	5,594	5,594	—	—	—
Troon supplemental fee	800	800	—	—	—
Operating and capital leases	1,631	607	898	126	—
Service agreements and other	4,733	1,293	2,439	1,001	—
Subtotal of the Resort’s obligations	$18,071	$9,592	$7,271	$1,176	$32
Total of our consolidated obligations	$45,521	$31,990	$12,306	$1,193	$32

(1)             The series A preferred stock is reflected in the “Less than 1 year” column of this table above due to the fact that this obligation is expected to be paid upon the sale of the Resort. See further discussion below under the caption “Series A Preferred Stock.”

(2)             Pursuant to the terms of the Termination Agreement, the Westin termination fee of approximately $5,594,000 is due at the earlier of the date of a sale of the Resort or March 31, 2008.   This amount is included in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort and although as of May 9, 2007,no binding contract for the sale of the Resort has been executed.

Interest is reflected, as applicable, in the commitments and obligations listed above. The above table does not give effect to the anticipated sale of the Resort.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2006 filed on April 2, 2007 for a description of our contractual obligations.

Commitments

Series A Preferred Stock. See discussion of our obligations to our holder of the series A preferred stock in Item 1, note 9 above to our Condensed Consolidated Financial Statements herein and in Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 2, 2007.

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

The Resort hosted in October 2003, October 2004, October 2005 and October 2006, a nationally televised PGA event, the Chrysler Championship, that brought some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. We do not expect to host the Chrysler Championship after 2006. On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event known as the PODS Championship. Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012. The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales. We do not yet have the final numbers for the March 2007 tournament but our estimates indicate that the ticket sales did exceed the referenced threshold.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004, and amended on August 4, 2005. At May 9, 2007, the outstanding debt under this line of credit subject to interest rate exposure is $4,100,000. As of March 31, 2007, a 25 basis point movement would have resulted in a $12,000 annualized increase or decrease in interest expense and cash flows.

We are also subject to market risk associated with changes in interest rates applicable to the non-revolving line of credit for $1,200,000 that GTA-IB obtained on April 10, 2007; however,  as of May 9, 2007, we currently only have $20,000 outstanding under the Loan Agreement with Patriot Bank.

We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

Reference is made to Note 6 to the Condensed Consolidated Financial Statements in Item 1 for additional debt information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer (until his resignation effective February 7, 2007) and our Principal Accounting

Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 15, 2004, our disclosure controls and procedures with respect to the manager and the Resort were necessarily more limited than those we maintained with respect to our own corporate operations. At the close of business on July 15, 2004, we took title to the Resort; however, despite the fact that our Management Agreement with Westin provides us with heightened control and access to information, prior to the termination of the Management Agreement on October 31, 2006, we did not directly assemble the financial information for the Resort although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information. Consequently, until the termination of the Management Agreement on October 31, 2006, our disclosure controls and procedures with respect to the Resort, while strengthened as a relative matter, remained necessarily more limited than those we maintained with respect to our own corporate operations. Since taking title to the Resort and most recently, assuming the management of the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.  Effective January 1, 2007, we implemented a new general ledger accounting software package, or GL software, at the Resort to replace the former GL software of which the majority of the financial reports were proprietary to Westin.  Our new GL software, known as Aptech, was used at the Resort prior to July 15, 2004 when Westin required that the Resort adopt their GL software so the accounting staff is familiar with the process and procedures in operating the new GL software.  We do not currently believe that the change in the GL software will materially change our controls over financial reporting or our disclosure controls and procedures.

The integration of a business much larger in size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows, which the predecessor owner has provided to us, may not be accurate. We have out of necessity placed a certain amount reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004 and continued to rely on the information provided by Westin as manager of the Resort until October 31, 2006.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Subject to the limitations mentioned above, our Chief Executive Officer and our Principal Accounting Officer concluded that as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings.

We are currently involved in (or affected by) the following legal proceedings:

Young Complaints

On March 22, 2004, a lawsuit was filed in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP and three former BDO partners (the BDO Defendants), and the Company and our executive officers (the GTA Defendants).

The complaint alleges that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction allegedly held illegal by the Internal Revenue Service, and that we conspired with the BDO Defendants to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.  On November 4, 2004, we filed an answer and counterclaims. On February 14, 2005, the court granted the motion to compel arbitration of the BDO Defendants as to claims against them, and it appears that the Plaintiffs and the BDO Defendants have resolved their differences. On October 18, 2006, the Plaintiffs filed a notice of dismissal of their claims against the BDO Defendants.  On March 1, 2007, the U.S. District Court granted the GTA Defendants’ Motion for Summary Judgment. As of March 26, 2007, the plaintiffs have no remaining claims against any of the GTA Defendants.  All of GTA Defendants’ counterclaims against the plaintiffs remain. The trial date for the GTA Defendants’ counterclaims against the plaintiffs has been set for August 6, 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. The Court of Common Pleas for Richland County has ordered the case restored to the roster.  As of May 9, 2007, the trial date has not yet been set.  At this time, the Company is unable to assess the likely outcome of this litigation.

Land Use Lawsuits

                On March 10, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit.”   The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F, a parcel of land located within the Resort and owned by GHR. The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F.  On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, and Deborah A. Covert and the Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed.  On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F.  This suit was consolidated with the Initial Land Use Lawsuit.  In this report, the Company refers to this matter as the “Subsequent Land Use Lawsuit” and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits.”

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal.  The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.   As of May 9, 2007, the Appeal Court has not yet responded to this motion.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or Wall Springs, filed suit against GTA-IB as successor in interest to Golf Host Resorts, Inc. in the circuit court of Pinellas County for declaratory relief. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. At this time, the Company is unable to assess the likely outcome of this litigation.

Property Tax Lawsuit

On December 10, 2004, GTA-IB filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 and 2005 real estate assessment of the Resort property. Pinellas County filed a motion to dismiss the Company’s complaint for the 2004 tax year case, which was denied by the court. On December 11, 2006, we filed a complaint challenging the 2006 real estate tax assessments. As of March 26, 2007, no trial date has been set for any of the three cases. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc., or LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the Fall of 1999 against numerous defendants, including Golf Trust of America, L.P. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including Golf Trust of America, L.P.  With respect to Golf Trust of America, L.P., plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by Golf Trust of America, L.P. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting Golf Trust of America, L.P.’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003.  Plaintiffs appealed the ruling to the Missouri Court of Appeals.  The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  As of May 9, 2007, the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed in Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 2, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously reported, on July 21, 2003 we defaulted on our obligation under our voting agreement with the holder of our series A preferred stock, AEW, to redeem the series A preferred stock within 60 days of the holder’s May 23, 2003 demand. As a result, the aggregate series A preferred stock dividend rate increased from $462,500 per quarter to $625,000 per quarter and the series A preferred stock holder has a right to appoint two directors to our board of directors. The series A preferred stock holder has that same right under our charter document relating to the series A preferred stock because we have not paid a series A preferred stock dividend since the third quarter of 2001 and such right arises when the series A preferred stock dividends are in arrears for six or more quarters. The holder of our series A preferred stock has informed us that it does not currently intend to exercise that right. However, it remains free to do so at any time (pursuant to the procedures specified in our charter and the voting agreement).

On April 12, 2006, we entered into a new option agreement with AEW (now expired) in which AEW grants us the option, exercisable by us in our sole discretion, to purchase on or before June 30, 2006, all 800,000 shares of the series A preferred stock held by AEW, including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the series A preferred stock charter document, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of the series A preferred stock as of our exercise of the option for a price of $20 million. The option to repurchase AEW’s preferred stock is only exercisable in the event that the business of the Resort is purchased for cash consideration of no more than $35 million. This option agreement expired pursuant to its terms on June 30, 2006.  The conclusion of our current negotiations with AEW which will allow us to repurchase all of AEW’s series A preferred stock plus accrued dividends for a price of $20 million or less is pending evidence or confirmation that we have secured adequate financing to demonstrate our ability to close on the transaction to repurchase all of the series A preferred stock.  At the present time, we have not executed a binding agreement with AEW.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the Exhibit Index, which appears after the signature page, are included or incorporated by reference in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC., registrant
Date: May 15, 2007	By:	/s/ W. BRADLEY BLAIR, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Secretary and Principal Accounting Financial Officer

EXHIBIT INDEX

The following exhibits are filed with this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

No.	Description

31.1	Certification of W. Bradley Blair II pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Tracy S. Clifford pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.