Form 10-Q
period 2007-06-30
GOLF TRUST OF AMERICA INC
filed 2007-08-16
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2007

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

Yes ☐ No ☒

On August 9, 2007, there were 7,317,163 shares outstanding of the registrant’s common stock.

GOLF TRUST OF AMERICA, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2007

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters.  All of our projections in this Quarterly Report on Form 10-Q are forward-looking statements, including our projections regarding the amount and timing of liquidating distributions.  You can generally identify forward-looking statements as statements containing the words “believe”, “expect”, “will”, “anticipate”, “intend”, “estimate”, “project”, “assume” or other similar expressions.  You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control.  Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”).  Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it.  We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements.  Future events are inherently uncertain.  Accordingly, our projections in this Quarterly Report on Form 10-Q are subject to particularly high uncertainty.  Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever.  Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests.  Many important factors that could cause such a difference are described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, each of which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF JUNE 30, 2007 (unaudited) AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006*
	(in thousands)
ASSETS
Real estate—held for sale	$52,767	$55,592
Cash and cash equivalents	2,803	2,224
Receivables—net	2,829	2,892
Other assets	5,077	5,370
Total assets	63,476	66,078
LIABILITIES
Debt	5,495	4,872
Accounts payable and other liabilities	14,015	13,408
Other obligations	10,057	10,648
Reserve for estimated costs during the period of liquidation	4,939	3,285
Total liabilities	34,506	32,213
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	17,500	20,000
Total liabilities and preferred stock	52,006	52,213
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$11,470	$13,865

* Derived from audited condensed consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,360	$13,432
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating (loss) income	(456)	22
Net interest expense	(363)	(330)
Decrease (increase) in reserve for estimated liquidation costs and capital expenditures	(61)	274
Subtotal of adjustments to liquidation reserve	(880)	(34)
(Decrease) increase in fair value of real estate	(3,510)	34
Forgiveness of preferred stock obligation	2,500	—
Changes in net assets in liquidation	(1,890)	—
Net assets in liquidation, end of period	$11,470	$13,432

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,865	$13,782
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	2,096	3,520
Net interest expense	(743)	(648)
Other expense	(59)	—
Increase in reserve for estimated liquidation costs and capital expenditures	(2,679)	(3,596)
Subtotal of adjustments to liquidation reserve	(1,385)	(724)
(Decrease) increase in fair value of real estate	(3,510)	374
Forgiveness of preferred stock obligation	2,500	—
Changes in net assets in liquidation	(2,395)	(350)
Net assets in liquidation, end of period	$11,470	$13,432

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Changes in net assets in liquidation	$(2,395)	$(350)
Adjustments to reconcile change in net assets in liquidation to net cash provided by operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets and forgiveness of preferred stock obligation	3,689	3,256
Provision for bad debts	(55)	279
Non-cash interest	314	369
Other changes in operating assets and liabilities	852	760
Decrease in liquidation liabilities	(963)	(1,472)
Net cash provided by operating activities	1,442	2,842
Cash flows from investing activities:
Resort and golf course improvements	(275)	(143)
Proceeds from asset sales	—	1,038
Net cash (used in) provided by investing activities	(275)	895
Cash flows from financing activities:
Proceeds from debt	320	—
Repayments on debt and capital lease obligations	(908)	(701)
Net cash used in financing activities	(588)	(701)
Net increase in cash	579	3,036
Cash and cash equivalents, beginning of period	2,224	2,822
Cash and cash equivalents, end of period	$2,803	$5,858
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$316	$383
Non-cash transactions:
Assets acquired through capital leases	$498	$181

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Form 10-Q Quarterly Report

For the Three and Six Months Ended June 30, 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Plan of Liquidation and the Resort

On February 25, 2001, the Company’s board of directors (the “Board”) adopted, and on May 22, 2001 the Company’s common and preferred stockholders approved, a plan of liquidation for the Company.  The plan of liquidation contemplates the sale of all of the Company’s assets and the payment of, or provision for, the Company’s liabilities and expenses, and authorizes the Company to establish a reserve to fund the Company’s contingent liabilities.  As of August 9, 2007, the Company had sold 45 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests pursuant to the plan of liquidation.

On July 15, 2004, the Company entered into a settlement agreement (the “Settlement Agreement”) with Golf Trust of America, L.P. and GTA-IB, LLC (“GTA-IB”), and Golf Host Resorts, Inc., our former unaffiliated borrower (“GHR”), Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC, and took control of the Innisbrook Resort and Golf Club (the “Resort”).  The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations”.  As a result of the settlement, the financial results of GTA-IB, the Company’s wholly owned subsidiary that held title to the Resort, are consolidated in the Company’s financial statements commencing July 16, 2004.

On January 21, 2005, we engaged Houlihan Lokey as our then financial advisor for an initial term of nine months to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation.  Our liquidation may occur through the sale of our assets, merger or otherwise in order to allow us to maximize value to our stockholders.  In addition, subject to appropriate approvals, we may pursue a recapitalization.  The engagement was extended on a month-to-month basis until June 29, 2006. Since an exit transaction had not occurred by June 29, 2006, the Company terminated the engagement with Houlihan Lokey.  A tail period following the termination of the engagement during which Houlihan Lokey might still have been due a transaction fee expired on February 28, 2007; therefore, no obligation for financial advisor fees to them existed after that date.  Following this termination of Houlihan Lokey, the Company continued to market the Resort for sale.

As a result of this effort, the Company announced on June 25, 2007, that the Company and certain of its affiliated entities entered into an Asset Purchase Agreement with Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC and Salamander Innisbrook, LLC (collectively, “Salamander”), providing for the acquisition by Salamander of the business of the Resort (the “Business”), certain related assets and liabilities and the Company’s equity interest in Golf Host Securities, Inc.  The sale of the Resort was completed on July 16, 2007 and, in addition to the assumption of certain liabilities relating to the Resort and the Business, Salamander paid to GTA-IB $35,000,000 in cash, and $4,000,000 to be used to settle certain obligations. See Note 10, Subsequent Events, for more information regarding the sale.

The Company also announced on June 25, 2007 that the Company had entered into an option agreement (the “AEW Option Agreement”) with AEW Targeted Securities Fund, L.P., its preferred stockholder (“AEW”), to purchase, on or before August 1, 2007, all 800,000 shares of the Company’s Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) held by AEW (the “Option”), including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company’s exercise of the Option for a price of $17,500,000, subject to upward adjustment; provided, however, that the Option would only be exercisable by the Company in the event that the Business of the Resort was purchased pursuant to the essential terms and conditions, including purchase price, of the Asset Purchase Agreement, as described above.

Following the sale of the Resort and the redemption of the Series A Preferred Stock, the only remaining assets of the Company are (a) cash, (b) the Company’s interest in certain proceeds from the sale of a tract of undeveloped land located within the Resort, referred to herein as “Parcel F”, (c) certain holdbacks and escrowed funds related to the sale of the Resort, and (d) two private courses located in Columbia, South Carolina, referred to herein as “Stonehenge”.

Although the Company has operated under the plan of liquidation since May 22, 2001, pursuant to which it has successfully sold 33 of the 34 properties owned by the Company on that date, the Board now believes that it is in the best interests of the stockholders of the Company to actively consider and pursue alternative business strategies in order to maximize stockholder value.  The Board and management currently are working together to develop a recommended alternative strategy (an “Alternative Strategy”).  The Alternative Strategy could include, among other things, the pursuit of acquisitions, a sale of the Company or certain of its assets, mergers, joint ventures or other business combinations and partnerships.  It is expected that the Alternative Strategy would focus on ways to extract value by capitalizing on existing strengths, such as the potential tax benefits from the Company’s net operating loss carryforwards as permitted by applicable law.  The Board is also actively developing a proposal to restructure both the existing management team and the composition of the Board itself to align respective skills to ensure optimum consideration and implementation of an Alternative Strategy.

The implementation of an Alternative Strategy by the Company would be inconsistent with the plan of liquidation and would require that the plan of liquidation be terminated.  Based on its recent deliberations, the Board expects to submit to the stockholders of the Company as soon as practical in the third quarter of 2007 a proposal to terminate the plan of liquidation (the “Termination Proposal”).  The Board expects that the Termination Proposal would include a description of the recommended Alternative Strategy, any proposed changes to the composition of management and the Board and related information.  The Board expects that the Termination Proposal would describe the types of transactions to be pursued and the process to be followed to identify and evaluate potential transactions, but would not reference any specific potential business combinations or other transactions.  In the event that the stockholders approve the Termination Proposal, the Board expects that any potential transactions would be presented subsequently to the stockholders for consideration and approval as they may be identified and as may be appropriate under applicable law.

In the event that the stockholders do not approve the Termination Proposal, the plan of liquidation would remain in place, and the Company would continue to implement the plan of liquidation.  These financial statements, notes thereto and the assumptions therein are based on the current stockholder approved plan of liquidation until such time as the stockholders have approved a new strategy.

See Notes 9, Preferred Stock, and 10, Subsequent Events, for further discussion regarding the sale of the Resort and related obligations.

2.  Organization and Basis of Presentation

The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”).  As of fiscal year 2002, the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of its original third-party lessees.  At June 30, 2007, the Company owned the Resort and Stonehenge, which together represented six golf courses.  Stonehenge is owned and managed by the Company, while the Resort was managed by Westin from the inception date of the Company’s ownership, July 15, 2004, until October 31, 2006.  Subsequent to October 31, 2006, the Resort had been managed directly by the Company without the assistance of any third-party manager.  The four golf courses at the Resort were managed by Troon Golf, L.L.C. (“Troon”).  See Notes 4, Commitments and Contingencies, and 10, Subsequent Events, for further discussion.

Prior to July 15, 2004, the Resort served as collateral for a 30-year participating mortgage wherein the Company was the lender to an unaffiliated borrower.  Upon the execution of the Settlement Agreement with its former borrower on July 15, 2004, the Company obtained ownership of the Resort.  The Company presently holds Stonehenge in fee simple.  The Resort is located in Florida and Stonehenge is in South Carolina.  The title to Stonehenge is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.  The Company refers to Golf Trust of America, L.P. as the “Operating Partnership”, and the Company refers to the Operating Partnership and itself (together with all subsidiaries) collectively as “we”, “us” or the “Company”.  The title to the Resort, prior to its sale, was held by GTA-IB, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by the Operating Partnership.  Through its wholly owned subsidiaries GTA GP, Inc. and GTA LP, Inc., the Company holds 100 percent of the interest in the Operating Partnership at June 30, 2007. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the Operating Partnership and owns a 99.8 percent interest therein.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GTA GP, Inc., GTA LP, Inc., the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

As a result of the adoption by the Board of the plan of liquidation and approval of the plan of liquidation by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001.  Accordingly, on May 22, 2001, the Company’s assets were adjusted to their estimated fair value and the Company’s liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts.  The valuation of real estate held for sale as of June 30, 2007 relies on estimates of sales values based on indications of interest from the marketplace and/or executed asset purchase agreements as applicable, certain assumptions by management specifically applicable to each property, and on the property value ranges.  The valuation of the Company’s other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of June 30, 2007.

For the three months ended June 30, 2007, net assets in liquidation decreased by approximately $1,890,000.  This decrease resulted from (a) a decrease of approximately $400,000 in the forecast of the Company’s cumulative net operating results, which includes its Resort and golf course assets, the Resort condominium sales operations and the overhead and interest expense of the Company’s corporate operations, (b) an increase of $25,000 in the accrual for capital expenditures at Stonehenge, (c) an increase of $180,000 for other incurred liquidation expenses, (d) an increase of $250,000 in the accrual for legal fees primarily for fees incurred in preparation for and during the trial related to the Young complaints, (e) an increase of $25,000 in the accrual for professional fees for accounting services, (f) a decrease in the carrying value of the debt to our preferred stockholder of $2,500,000 (see Notes 9, Preferred Stock, and 10, Subsequent Events, for further discussion), and (g) a decrease of $3,510,000 in the carrying value of the business of the Resort based on the estimated net loss on the sale transaction (see Note 10, Subsequent Events, for further discussion).  Also, approximately $97,000 was reallocated from the accrual for financial advisor fees to (i) a $50,000 increase in the accrual for legal fees and (ii) a $47,000 increase in the accrual for other liquidation expenses.  The forecast of the Company’s cumulative net operating results is impacted by, among other things, changes in the anticipated sale date of Stonehenge, the final results of the post-closing settlement of the working capital adjustment for the Resort and the estimated time and expense required to wind-down the operations of the Company.

For the six months ended June 30, 2007, net assets in liquidation decreased by approximately $2,395,000.  This decrease was a result of the changes described above that were recorded in the three months ended June 30, 2007 plus the changes recorded in the three months ended March 31, 2007 which were (a) a decrease of approximately $500,000 in the forecast of the Company’s cumulative net operating results, which includes its Resort and golf course assets, the Resort condominium sales operations and the overhead and interest expense of the Company’s corporate operations and (b) an increase of $5,000 in the accrual for capital expenditures at Stonehenge.

The net assets of approximately $11,470,000 at June 30, 2007 would result in a liquidation distribution per share of approximately $1.59.  This $1.59 estimate for liquidation distribution per share includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation, that is, until the Company sells its remaining assets, namely Stonehenge and the Company’s interest in Parcel F, which was not sold in the Resort sale transaction.  The actual per share distributions that the Company makes to the holders of the Company’s common stock could be materially lower than the amount the Company currently estimates of $1.59 due to factors such as (a) the timing of any sale of the properties and the corresponding transaction costs, (b) the performance of the underlying assets, and (c) a change in the underlying assumptions of the cash flow amount projected.  The $1.59 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common Operating Partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be canceled prior to the distribution of the net assets.  The 85,000 shares of common stock were pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale.  Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to the holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be tendered to us and canceled.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation.  These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales and the costs associated with cessation of the Company’s operations.  These costs are estimates only and are expected to be paid out over the liquidation period, which contemplates the sale of the Resort, which occurred on July 16, 2007, the sale of Stonehenge by December 31, 2007 (although no asset purchase agreement has been executed for Stonehenge as of August 9, 2007) and the cessation of the Company’s operations by March 31, 2008.  The Company can provide no assurance that those dates will be met.  As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, financial advisors and other professional fees and other miscellaneous wind-down costs, expected to be incurred during the projected period required to complete the liquidation of the Company’s remaining assets.  The Company has also accrued the projected operating results of the Resort and the other property that the Company owns and manages through the actual and/or projected remaining holding periods. These projections could change materially based on the timing of any anticipated sale, the performance of the underlying assets,  transaction costs related to any sales, corporate operating expenses including public company costs and any change in the underlying assumptions of the cash flow amount projected.  These accruals will be adjusted from time to time as projections and assumptions change.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve) (unaudited):

	December 31, 2006	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	June 30, 2007
Severance	$1,748,000	$—	$—	$—	$1,748,000
Professional fees	1,250,000	(674,000)	—	325,000	901,000
Financial advisor fees	297,000	(67,000)	—	(97,000)	133,000
Capital expenditures	47,000	(61,000)	—	30,000	16,000
Other	(57,000)	(223,000)	1,294,000	1,127,000	2,141,000
Total	$3,285,000	$(1,025,000)	$1,294,000	$1,385,000	$4,939,000

Included in the accrued severance amounts above are performance milestone payments aggregating approximately $1,317,000 (the accrued interest on these amounts is included in Accounts Payable and Other Liabilities) due to the Company’s executives pursuant to their amended and restated employment agreements.  Since there were no remaining conditions to these payments, these milestones payments plus accrued interest were paid to the Company’s executives on July 16, 2007 following the closing of the sale of the Resort.  The adjustment to the other liquidation reserve of approximately $1,127,000 is to consider the forecast of the Company’s cumulative net operating results, which includes the Resort and its condominium sales operations (until the closing of the sale of these assets on July 16, 2007), an estimate of the closing costs in a future sale of Stonehenge, certain incurred but unbilled liquidation expenses, and an estimate of the overhead and interest expense of the Company’s corporate operations through the contemplated liquidation period.  The increase in the professional fee accrual of $325,000 is primarily for fees incurred in preparation for and during the trial related to the Young complaints.  The increase of $30,000 in the accrual for capital expenditures is for anticipated projects at Stonehenge.  As described above, these projections could change materially and will be adjusted from time to time as projections and assumptions change.

Since the Company is presenting liquidation basis financial statements that only reflect the changes in net assets in liquidation, the operating results of the Company are summarized and reflected in the table below:

	For the three months ended June 30,
	2007	2006

Revenue from Resort and managed golf course operations	$9,747,000	$13,155,000
Expenses:
General and administrative	243,000	248,000
Direct expenses from Resort and managed golf course operations	9,960,000	12,885,000
Total operating expenses	10,203,000	13,133,000
Operating (loss) income	(456,000)	22,000
Interest expense—net	(363,000)	(330,000)
Operating (loss) income and interest expense—net	$(819,000)	$(308,000)

	For the six months ended June 30,
	2007	2006

Revenue from Resort and managed golf course operations	$25,025,000	$31,161,000
Expenses:
General and administrative	541,000	500,000
Direct expenses from Resort and managed golf course operations	22,388,000	27,141,000
Total operating expenses	22,929,000	27,641,000
Operating income	2,096,000	3,520,000
Interest expense—net	(743,000)	(648,000)
Other expense	(59,000)	—
Operating income and interest expense—net	$1,294,000	$2,872,000

3.  Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2007 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”), and under the liquidation basis of accounting following our stockholders’ approval of the plan of liquidation on May 22, 2001, and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X.  These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods.  However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC.  The Company’s management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption.  The adoption of the standard had no effect on the Company’s financial condition or results of operations.

4.  Commitments and Contingencies

Property Tax Lawsuit

GTA-IB has filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property.  Pinellas County filed a motion to dismiss, which was denied by the court.  Discovery is in process and no trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at June 30, 2007 and was paid concurrent with the sale of the Resort on July 16, 2007.  See Note 10, Subsequent Events, for further discussion.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc. (“Wall Springs”) filed suit against GTA-IB, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort.  On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  We answered both claims, also asserting affirmative defenses and counterclaims in each action.  We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  We then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc. (“LOCI”) and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership.  Plaintiffs assert LOCI performed construction services on, or that LOCI benefited, the property of various defendants, including the Operating Partnership.  With respect to the Operating Partnership, plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by it.  The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees.  Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day.  The Court entered a written order granting the Operating Partnership’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003.  Plaintiffs appealed the ruling to the Missouri Court of Appeals.  The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  As of August 9, 2007, the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

Environmental Remediation

The Florida Department of Environmental Protection (“DEP”) conducted a site inspection at the Resort on June 24, 2003.  The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers.  The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty of $22,000, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP.  The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit.  The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP.  As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order.  The final formal proposal from URS Corporation was received on April 6, 2007 and was subsequently approved by the DEP.  The estimated costs in the proposal for the remediation was approximately $59,000.  URS Corporation completed the remediation work in May

2007.  This amount was accrued as “Other Expense”  in the first quarter of 2007.  After the excavation is finished, additional testing will be completed. If tests remain favorable, this should conclude the process.  Obligations with respect to this matter were assumed by Salamander in connection with the sale of the Resort.

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

Westin and Troon Management Fees

The July 15, 2004 management agreement between GTA-IB and Westin Management Company South (“Westin”) provided that Westin would manage the Resort for a fee equal to 2.2% of gross revenue of the Resort (the “Westin Management Agreement”).  Contemporaneously with the signing of the Westin Management Agreement, Westin and GTA-IB, for the limited purposes described in the Westin Management Agreement, entered into a separate agreement with Troon, which provided that Troon would manage the golf facilities of the Resort for a fee, payable by GTA-IB, equal to 2% of gross golf revenue (the “Troon Management Agreement”).  These agreements also provided for the opportunity for Westin and Troon to earn supplemental fees based on financial performance metrics.  The Westin Management Agreement had a termination date of December 31, 2017; however, by mutual agreement, on September 28, 2006, the Company, Westin and GTA-IB entered into a Termination and Release Agreement (the “Westin Termination Agreement”) pursuant to which the Company, GTA-IB and Westin agreed to terminate the Westin Management Agreement as of October 31, 2006, or the Termination Date.  In addition to the termination of the Westin Management Agreement, the Westin Termination Agreement provides that (a) on or prior to October 3, 2006, the Company would deposit $600,000 in the Resort’s operating account (which the Company did)  to be used in part to pay to Westin certain unpaid fees and charges that had accrued under the Westin Management Agreement, (b) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company, the Company would pay to Westin the termination fee provided under Section 4.4.2 of the Westin Management Agreement calculated as of the Termination Date, or approximately $5,594,000 (which was subsequently discounted approximately $191,000 by Westin in July 2007 and paid concurrent with the closing of the sale of the Resort; see Note 10, Subsequent Events, for further discussion), and (c) Westin would permit the Company and GTA-IB to continue to access Westin’s “SAP” accounting system (which they did) for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000.  The Company and GTA-IB independently managed the Resort as of the Termination Date.

GTA-IB and Troon agreed to extend the Troon Management Agreement for ten-day incremental periods subsequent to November 30, 2006.  On February 22, 2007, GTA-IB sent Troon a notice of termination in regards to the Troon Management Agreement.  The Troon Management Agreement was terminated on July 13, 2007 and the supplemental and management fees due totaling approximately $977,000 were paid on July 16, 2007 concurrent with the closing of the sale of the Resort.  See Note 10, Subsequent Events, for further discussion. These amounts were fully accrued as of June 30, 2007.

Refundable Initiation Fees

Certain membership initiation fees at Stonehenge are refundable based on specific conditions.  The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at June 30, 2007 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions.  There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund.  A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period.  All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

5.  Receivables—net

Receivables—net consists of approximately $2,829,000 in member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, Inc. at June 30, 2007, as compared to the receivables at December 31, 2006, which include approximately $2,892,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, Inc.

6.  Debt

	June 30, 2007	December 31, 2006
Revolving line of credit	$4,100,000	$4,100,000
Capital lease obligations	1,075,000	772,000
Non-revolving loan	320,000	—
Total	$5,495,000	$4,872,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation (“Textron”) for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000.  On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009.  This loan is collateralized by a security interest in the Company’s golf courses in Stonehenge.  The interest rate is the prime rate plus 1.75% per annum paid monthly.  This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly.  At June 30, 2007, the Company did not meet the debt service coverage ratio (in part due to the ramped up efforts to improve the playing quality of the golf courses by spending a significant sum on additional maintenance labor, beautification efforts and repair and maintenance projects on the golf courses that do not qualify for capitalization); however, due to the fact that the Company has consistently paid our interest obligations throughout the term of the loan, Textron waived the covenant violation subject to re-evaluation at December 31, 2007.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in the loan amendment.  The interest rate continues to be the prime rate (8.25% per annum at June 30, 2007) plus 1.75% per annum, paid monthly.  The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line.  In addition, the Company will pay to Textron a fee of 0.25% per annum of the unused balance of this line of credit.

In connection with the execution of the Textron loan amendment, the Company, through its subsidiaries Stonehenge LLC and the Operating Partnership (collectively, the “Borrower”), entered into a Notice of Future Advance, Note, Mortgage and Loan Modification Agreement with Textron (the “Amended Mortgage”) modifying the March 2004 Mortgage, Security Agreement and Fixture Filing (as modified by the Amended Mortgage, the “Security Agreement”).  The Security Agreement contains events of default provisions that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of Stonehenge LLC or the Operating Partnership, failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge and material judgments.  In the event of the occurrence of an event of default, Textron is entitled to, among other things, accelerate all obligations of the Borrower under the aforesaid loan documents and sell certain of the Borrower’s assets, namely Stonehenge and related assets, to satisfy the Borrower’s obligations.

Capital Lease Obligations

At June 30, 2007, the Company had capital lease agreements for certain golf course and other equipment at the Resort.  These lease agreements expire at various dates through 2012.

Capital
July 1 through December 31, 2007	$262,000
2008	459,000
2009	238,000
2010	126,000
Thereafter	155,000
Total	1,240,000
Less amount representing interest	(165,000)
Total	$1,075,000

Patriot Bank Loan

On April 10, 2007, GTA-IB and certain of its affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis, up to a principal amount of $1,200,000 (the “Loan”).  The Loan was secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  On the closing date, the Company borrowed, pursuant to the Loan Agreement, approximately $20,000 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, the Company had the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Company’s restaurants, information technology infrastructure upgrades at the Resort, other property improvements at the Resort and short-term working capital shortfalls of the Company or the Resort.

The Loan bore interest at the floating Wall Street Journal Prime rate and provided for interest only payments through December 31, 2007.  Beginning with the monthly payment due on January 31, 2008, the Loan Agreement required principal and interest payments based on a twenty year amortization schedule.  There was no prepayment penalty for early repayment.

Among other terms, the Loan Agreement contained representations, warranties and covenants of the Company with respect to matters such as ownership of the condominium units serving as collateral, the future delivery of reports to the lender, the absence of defaults by the Company under other agreements and compliance with applicable laws and government regulations.

As of June 30, 2007, the amount outstanding against the Loan was approximately $320,000.  The Loan was repaid and cancelled on July 16, 2007, concurrent with the closing of the sale of the Resort.  See Note 10, Subsequent Events, for further discussion.

7.  Accounts Payable and Other liabilities

Accounts payable and other liabilities consist of the following:

	June 30, 2007	December 31, 2006
Accounts payable	$6,432,000	$5,904,000
Accrued payroll	1,385,000	1,250,000
Accrued expenses	1,992,000	2,151,000
Deferred revenue and deposits	4,206,000	4,103,000
Total	$14,015,000	$13,408,000

See Note 10 for discussion regarding the payment of accounts payable following the closing of the sale of the Resort on July 16, 2007.

8.  Other Obligations

	June 30, 2007	December 31, 2006
Westin termination fee	$5,403,000	$5,594,000
Troon supplemental fee	800,000	800,000
Master lease refurbishment obligation	3,854,000	4,254,000
Total	$10,057,000	$10,648,000

Master Lease Refurbishment Obligation

In connection with the Settlement Agreement, the Company assumed control and operation of the rental pool lease operations at the Resort (the “Rental Pool”).  The Rental Pool was operated and controlled by GHR prior to that time.  On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort were leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements.  The Company was the lessee under these rental pool lease operation agreements.  Those agreements provided that the Company would distribute a percentage of room revenues to participating condominium owners who permitted the Company to lease their units as hotel accommodations.

In connection with the Company taking control of the Resort from its unaffiliated borrower effective July 16, 2004, the Company recorded a liability to recognize its obligations under the refurbishment program (the “Refurbishment Program”) pursuant to the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “MLA”).  This program entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and is paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009.  In addition, GTA IB agreed to provide refurbishment reimbursement for units placed into the Rental Pool during 2005 at a level of 25% of the applicable condominium owner’s investment in the refurbishment.  Interest on the 2005 phase of the Refurbishment Program liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for the 2005 phase of the Refurbishment Program begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012.  As of June 30, 2007, the Company estimates the settlement value of this liability upon sale of the Resort to be $3,854,000.  This liability was transferred to Salamander upon the sale of the Resort on July 16, 2007, including such liabilities since January 1, 2007.  See Note 10, Subsequent Events, for further discussion.

Minimum principal payments on the Refurbishment Program at the Resort are as follows:

Year	Amount

April 1 through December 31, 2007	$712,000
2008	1,790,000
2009	2,151,000
2010	22,000
Thereafter	59,000
Total undiscounted principal payments	4,734,000
Less: net present value discount	(880,000)
Total	$3,854,000

Westin Termination Fee

The Westin Management Agreement that the Company executed with Westin on July 15, 2004 provided that the Company would pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of not less than $5,500,000.  The estimated settlement value of this liability upon sale of the Resort is approximately $5,403,000 as of June 30, 2007.  The termination fee was paid to Westin concurrent with the sale of the Resort on July 16, 2007.  See Notes 4, Commitments and Contingencies, and 10, Subsequent Events, for further discussion.

Troon Supplemental Fee

The Troon Management Agreement that Westin executed with Troon was effective as of July 15, 2004.  That agreement provided that the Company would pay to Troon, subject to the terms and conditions set forth in that agreement, a supplemental fee of $800,000 for outstanding management fees originally payable to Troon prior to July 15, 2004.  The supplemental fee was paid to Troon concurrent with the sale of the Resort on July 16, 2007.  See Notes 4, Commitments and Contingencies, and 10, Subsequent Events, for further discussion.

9.  Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

On April 2, 1999, the Company completed a registered offering of 800,000 shares of the Company’s 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share.  All shares of the Series A Preferred Stock were sold to AEW.  The Series A Preferred Stock was convertible, in whole or in part, at the option of the holder at any time into the Company’s common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances.  The Company contributed the net proceeds to the Operating Partnership in exchange for 800,000 Series A Preferred Operating Partnership units with analogous terms.

Aggregate Series A Preferred Stock dividends accrued until July 20, 2003 at a rate of $462,500 per quarter. Effective July 21, 2003, the rate increased to $625,000 per quarter (see further discussion of this increase below).  As of March 31, 2007, the Company had not paid 22 quarters of Series A Preferred Stock dividends (including the dividend otherwise payable in respect of the quarter ended March 31, 2007).  Under the Company’s Series A Preferred Stock charter document, because the Company had at least six quarters of unpaid Series A Preferred Stock dividends, the holder of the Series A Preferred Stock, AEW or its transferee, had the right to elect two additional directors to the Board whose terms as directors would continue until the Company fully paid all accrued but unpaid Series A Preferred Stock dividends.  This right went into effect at the Company’s annual meeting that was held on November 17, 2003 and AEW did not exercise that right.

On February 22, 2001, the Company entered into a voting agreement with AEW.  That agreement required AEW to vote in favor of the plan of liquidation and required the Company to redeem all of the shares of Series A Preferred Stock (for $25 per share plus dividends accrued and unpaid thereon through the date of the final redemption payment) promptly after the Company determined in good faith that it has received sufficient net proceeds from the disposition of the Company’s assets and/or operations to redeem all of the Series A Preferred Stock without violating any legal or contractual obligations.

Moreover, under the Company’s voting agreement with AEW, since the Company did not fully redeem the Series A Preferred Stock by May 22, 2003, AEW or its transferee had the right to require the Company to redeem the Series A Preferred Stock in full within 60 days thereafter, which right AEW exercised.  Since the Company defaulted on that obligation, from July 21, 2003 until the Series A Preferred Stock was redeemed, the stated dividend rate of the Series A Preferred Stock increased from 9.25% to 12.50% per annum (equivalent to a quarterly dividend of $625,000).  Although the Company was permitted to continue to accrue such dividends without paying the same on a current basis, the dividends would have been required to be paid in full prior to any distribution to the Company’s common stockholders (but after payment of all obligations to the Company’s creditors), which would have reduced the Company’s cash available for liquidating distributions to common stockholders.

On June 25, 2007, the Company and AEW entered into the AEW Option Agreement, which, among other things:

•                  granted the Company the Option, exercisable by the Company in its sole discretion, to purchase, on or before August 1, 2007, all 800,000 shares of the Series A Preferred Stock held by AEW including, without limitation, all of AEW’s rights to Liquidation Preferences (as defined in the Company’s Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company’s exercise of the Option for a price of $17,500,000 (the “Exercise Price”), subject to upward adjustment; provided, however, that the Option could only be exercised by the Company in the event that the Business of the Resort was purchased pursuant to the essential terms and conditions, including purchase price, of the Asset Purchase Agreement; and

•                  provided that at such time as the Company exercised the Option and paid the Exercise Price in accordance with the provisions of the AEW Option Agreement, all rights of AEW pursuant to any agreements between AEW and the Company, the Company’s Articles Supplementary or otherwise would terminate, and the Series A Preferred Stock purchased would be authorized and unissued shares of Series A Preferred Stock to which AEW would no longer have any ownership rights.

As described below, the Company exercised the Option and redeemed the Series A Preferred Stock for the Exercise Price in connection with the closing of the sale of the Resort.

10.  Subsequent Events

GTA announced on June 25, 2007 that the Company and certain of its affiliated entities entered into an Asset Purchase Agreement with Salamander providing for the acquisition by Salamander of the Business of the Resort, certain related assets and liabilities and the Company’s equity interest in Golf Host Securities, Inc.

On July 16, 2007, the Company and its affiliates completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement.  The purchase price received by the Company from Salamander was approximately $35,000,000 in cash, plus (a) $4,000,000 to be used to settle certain obligations, and (b) the assumption of certain liabilities.  The purchase price is subject to certain post-closing working capital adjustments, as set forth in the Asset Purchase Agreement.  The Asset Purchase Agreement also provided for a holdback for accounts receivable and a $2,000,000 escrow for GTA-IB’s and the Company’s indemnification liabilities.

As part of the sale of the Business, Salamander has assumed operation and control of the Rental Pool.  The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues to participating owners under the MLA.  The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units.  In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of approximately $844,000, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the Asset Purchase Agreement.  Also, all capital and operating lease obligations of the Resort were assumed by Salamander upon the closing of the Asset Purchase Agreement.

On July 13, 2007, the Company and certain of its affiliated entities and Troon entered into a Facilities Management Agreement Termination Agreement (the “Troon Termination Agreement”) pursuant to which the Troon Management Agreement was terminated.  The Troon Termination Agreement also provided for the payment to Troon of $177,000 in accrued and unpaid fees and reimbursable expenses and the supplemental fee of $800,000 contemporaneous with the sale of the Resort.

Contemporaneously with the closing of the sale of the Resort, (a) the Company exercised the Option and repurchased the outstanding Series A Preferred Stock at the Exercise Price of $17,500,000 (see Note 9, Preferred Stock, for further discussion), (b) all outstanding accrued and unpaid amounts were paid to Pinellas County for property taxes, in the approximate amount of $343,000, (c) a termination fee of $5,403,000 was paid to Westin, (d) the supplemental fee and management fees totaling $977,000 were paid to Troon (see Notes 2, Organization and Basis for Presentation, and 8, Investment in Resort and Related Obligations, for further discussion), and (e) the Patriot Bank loan was repaid and cancelled.  With regard to the property taxes, the Company intends to continue to pursue the respective lawsuits to recover these amounts from the Pinellas County.  See Note 4, Commitments and Contingencies, for further discussion.

Subsequent to the closing of the sale of the Resort, the Company paid outstanding accrued and unpaid (a) legal fees totaling approximately $3,261,000, (b) Board fees and expenses totaling approximately $263,000, and (c) milestone payments due to our current/former executive officers totaling approximately $1,317,000 plus accrued interest.  See Note 2, Organization and Basis for Presentation, for further discussion regarding the milestone payments.

Below is the proforma impact of the sale of the Resort and the exercise of the Option to purchase the outstanding Series A Preferred Stock (see Note 9, Preferred Stock) on the Company’s June 30, 2007 condensed consolidated statement of net assets.

	June 30, 2007	Proforma Adjustments	Proforma June 30, 2007
	(in thousands)
ASSETS
Real estate—held for sale	$52,767	$(45,967)	$6,800
Cash and cash equivalents	2,803	8,241	11,044
Receivables—net	2,829	(2,445)	384
Escrow	—	2,000	2,000
Accounts receivable reserve receivable from Buyer	—	252	252
Working capital true-up receivable from Buyer	—	1,625	1,625
Other assets	5,077	(1,846)	3,231
Total assets	63,476	(38,140)	25,336
LIABILITIES
Debt	5,495	(1,395)	4,100
Accounts payable and other liabilities	14,015	(8,592)	5,423
Other obligations	10,057	(10,057)	—
Reserve for estimated costs during the period of liquidation	4,939	(596)	4,343
Total liabilities	34,506	(20,640)	13,866
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	17,500	(17,500)	—
Total liabilities and preferred stock	52,006	(38,140)	13,866
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$11,470	$—	$11,470

GOLF TRUST OF AMERICA, INC.
Form 10-Q Quarterly Report
For the Three and Six Months Ended June 30, 2007 and 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Maryland on November 8, 1996.  We have been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders.  However, as previously announced and described more fully below, we are currently considering additional strategic options to maximize stockholder value.  We were originally formed to be a REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees.  As of July 31, 2007, we own one property in South Carolina, Stonehenge, held by us in fee simple, representing two golf courses.  The Operating Partnership holds title to Stonehenge.  Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in the Operating Partnership as of August 9, 2007.  GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein.  GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

Significant Events Since the Filing of our Quarterly Report on Form 10-Q on May 15, 2007

Significant events occurring since May 15, 2007 (the filing date of our Quarterly Report on Form 10-Q) include:

•                                          On July 16, 2007, the Company, the Operating Partnership and GTA-IB, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC (the Operating Partnership’s subsidiaries) completed the sale of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement dated June 25, 2007.  The purchase price was approximately $35,000,000 in cash, plus (a) $4,000,000 to be used to settle certain obligations of the Resort, and (b) the assumption of certain liabilities.  The purchase price is subject to certain post-closing working capital adjustments, as set forth in the Asset Purchase Agreement.  As part of the sale of the Business, Salamander assumed operation and control of the Rental Pool, which is a securitized pool of condominiums owned by participating persons and rented as hotel rooms to guests of the Resort.  The Rental Pool obligated GTA-IB to make quarterly distributions of a percentage of room revenues to participating owners under the MLA.  The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units.  In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of approximately $844,000, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the sale of the Resort.

•                                     Upon the closing of the sale of the Resort, the Company exercised the Option and purchased all 800,000 shares of the Series A Preferred Stock held by AEW pursuant to the AEW Option Agreement, dated June 25, 2007.  The Option was exercised at the Exercise Price of $17,500,000, subject to certain post-closing adjustments, as set forth in the AEW Option Agreement.

•                                     On July 13, 2007, GTA-IB entered into the Troon Termination Agreement with Troon, pursuant to which the Troon Management Agreement, dated as of July 15, 2004, as amended, that contemplated the management and operation of the golf facilities of the Resort, was terminated on July 15, 2007.  Under the Troon Termination Agreement (a) Troon was entitled to retain all sums received by it prior to the termination, and (b) GTA-IB paid Troon $177,000 in connection with accrued fees and reimbursable expenses and a supplemental fee of $800,000 due pursuant to the Troon Management Agreement.  These amounts were previously accrued and recorded in our financial statements and were paid upon the closing of the sale of the Resort.

•                                     Pursuant to the Westin Termination Agreement, between the Company, GTA-IB and Westin, dated September 28, 2006, Westin was entitled to a termination fee.  In connection with the closing of the sale of the Resort, the Company made a payment to Westin in full satisfaction of that obligation in the amount of approximately $5,403,000, which was net of a discount from Westin of approximately $191,000.  The net amount was previously accrued and recorded in our financial statements.

•                                     On July 9, 2007, our financial advisor, Robert A. Stanger & Co., Inc., presented a fairness opinion to the Board stating that, subject to certain assumptions and conditions set forth in the opinion, the consideration (as defined therein) received by the Company pursuant to the Resort sale transaction was fair, from a financial point of view, to the common stockholders of the Company.

•                                     On April 10, 2007,  GTA-IB and certain of its affiliates entered into a Loan Agreement with Patriot Bank, a community bank, to borrow, on a non-revolving basis, up to a principal amount of $1,200,000.  The Loan was secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  Upon the closing of the sale of the Resort, the Company repaid in full all amounts outstanding under the Loan of approximately $304,000.

•                                     Subsequent to the closing of the sale of the Resort, the Company paid outstanding accrued and unpaid (a) legal fees totaling approximately $3,261,000, (b) Board fees and expenses totaling approximately $263,000, and (c) milestone payments due to our current/former executive officers totaling approximately $1,317,000 plus accrued interest.

•                                     As a result of the sale of the Resort, the Company’s liquidity improved significantly.  Net cash proceeds from the sale and after all the payouts required at closing were approximately $10,501,000, subject to certain holdbacks for accounts receivable of approximately $251,000, an escrow for the Company’s indemnification liability of approximately $2,000,000 and post-closing working capital adjustments of approximately $2,221,000.  The Company’s obligations under the Refurbishment Program under the MLA were assumed by Salamander and eliminated from the Company’s balance sheet.  As described above, the Company used a portion of the sale proceeds to satisfy its obligations to Westin, Troon, Patriot Bank and with respect to certain accounts payable, including payments to executives and former executives for earned and unpaid milestone payments and to its former legal counsel.  In addition, the redemption of the Series A Preferred Stock eliminated from its balance sheet $17,500,000 of accrued liabilities for the liquidation value and accrued and unpaid dividends on the Series A Preferred Stock.

Possible Change in Business Strategy

Following the sale of the Resort and the redemption of the Series A Preferred Stock, the only remaining assets of the Company are (a) cash, (b) the Company’s interest in certain proceeds from the sale of Parcel F, (c) certain holdbacks and escrowed funds related to the sale of the Resort, and (d) Stonehenge.

Although the Company has operated under the plan of liquidation since May 22, 2001, pursuant to which it has successfully sold 33 of the 34 properties owned by the Company on that date, the Board now believes that it is in the best interests of the stockholders of the Company to actively consider and pursue alternative business strategies in order to maximize stockholder value.  The Board and management currently are working together to develop a recommended Alternative Strategy.  The Alternative Strategy could include, among other things, the pursuit of acquisitions, a sale of the Company or certain of its assets, mergers, joint ventures or other business combinations and partnerships.  It is expected that the Alternative Strategy would focus on ways to extract value by capitalizing on existing strengths, such as the potential tax benefits from the Company’s net operating loss carryforwards, as permitted by applicable law.  The Board is also actively developing a proposal to restructure both the existing management team and the composition of the Board itself to align respective skills to ensure optimum consideration and implementation of an Alternative Strategy.

The implementation of an Alternative Strategy by the Company would be inconsistent with the plan of liquidation and would require that the plan of liquidation be terminated.  Based on its recent deliberations, the Board expects to submit to the stockholders of the Company as soon as practical in the third quarter of 2007 a proposal to terminate the plan of liquidation.  The Board expects that the Termination Proposal would include a description of the recommended Alternative Strategy, any proposed changes to the composition of management and the Board and related information.  The Board expects that the Termination Proposal would describe the types of transactions to be pursued and the process to be followed to identify and evaluate potential transactions, but would not reference any specific potential business combinations or other transactions.  In the event that the stockholders approve the Termination Proposal, the Board expects that any potential transactions would be presented subsequently to the stockholders for consideration and approval as they may be identified and as may be appropriate under applicable law.

In the event that the stockholders do not approve the Termination Proposal, the plan of liquidation would remain in place, and the Company would continue to implement the plan of liquidation.

Assets Held for Sale

As noted above, as of August 9, 2007, our only remaining assets are the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, which include two 18-hole golf courses in Columbia, South Carolina, and our interest in Parcel F, which is a parcel of land adjacent to the Resort, which was not included in the sale of the Resort.  As of August 9, 2007, we have not entered into any binding agreements with prospective purchasers for the sale of Stonehenge.  Pursuant to the Parcel F sale agreement, the closing of the sale of Parcel F is expected to occur on or about August 31, 2007.  Our interest in Parcel F is currently valued at approximately $2.9 million.

Current Strategic Choices

As described above, the Company is exploring a full range of Strategic Alternatives, and anticipates presenting the Board’s recommendation to its stockholders in its third fiscal quarter of 2007.  Since we adopted the plan of liquidation in May 2001, we believe we have made significant progress in liquidating our assets.  We have successfully closed on the sale of 33 of the 34 properties that we owned, leaving Stonehenge still remaining in our portfolio.  If the Company ultimately continues the liquidation of its assets pursuant to the plan of liquidation, we anticipate making one or more liquidating distributions to the holders of our common stock.  If we pursue another Strategic Alternative, the details of the recommended alternative and its impact on the plan of liquidation, Board and management composition and stockholder distributions will be disclosed, and stockholder approval of such alternative will be sought.

Potential Use of a Liquidating Trust

If the Company continues to pursue the sale of our remaining assets and the wind-up of the Company, as contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust.  For a more complete description of our potential use of a liquidating trust, please refer to “Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders” in Part 1, Item 1 of our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007.

Application of Critical Accounting Policies

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001.  Pending any change in the Company’s strategic direction, as discussed above, the Company will continue using the liquidation basis of accounting for the presentation of its financial statements.  The changes in Net Assets in Liquidation for Golf Trust of America, Inc., excluding the Resort and Golf Host Securities, Inc., are discussed below.  This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on Form 10-Q.  The results of operations for the Resort are discussed separately below under the caption “Resort results of operations for the three months ended June 30, 2007 and 2006”.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007, for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the three and six months ended June 30, 2007 is summarized in Note 2 to our Condensed Consolidated Financial Statements contained in Item 1 above.

Changes in Net Assets in Liquidation

January 1, 2007 to June 30, 2007

The change in our net assets for the three and six months ended June 30, 2007 is summarized in Note 2 to our Condensed Consolidated Financial Statements contained in Item 1 above.

Resort Results of Operations for the Three and Six Months ended June 30, 2007 and 2006

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

The Resort had lower realized revenue, fewer room nights and fewer golf rounds during the three months and six months ended June 30, 2007 than during the corresponding periods in 2006.  The decrease in realized revenue is directly attributable to the reduction in aggregate room nights, described below, for both the group and transient market sectors.  The decrease in aggregate room nights in the group sector was primarily due to 3,000 room nights that booked in the first quarter of 2006 that the Resort chose to decline for the first quarter of 2007 because it was not profitable business for the Resort.  The balance of the variance was due to groups that are on a regional rotation for their respective meetings.  The Resort was not able to replace these room nights with other group bookings.  Under the Westin Management Agreement, which terminated on October 31, 2006, the Resort had access to the Westin Global Sales Office (the “GSO”), which provided group booking leads to the Resort.  Since the group booking window is typically six to eighteen months out, the Resort was negatively impacted by the loss of the leads historically provided by the GSO, which were not able to be replicated by other lead sources in the short window of time between the termination of the Westin Management Agreement on October 31, 2006 and the peak season of 2007, January through April.  Since the termination of the Westin Management Agreement, the Resort management teams had made efforts to replicate the GSO lead source with other independent lead sources but the impact of these efforts was not realized in the short-term.

Transient room nights were also down due to the loss of the Westin central reservations services and other transient booking sources and the benefit of an international marketing campaign that was available when the Resort was under the Westin international hotel chain flag.  As we continued to establish Innisbrook as an independent brand and gain exposure in the internet booking arena, we believed we would realize less of a variance in the room nights in the transient sector.  The Resort did realize an increase in the overall average daily room rate of approximately $8.37, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, from targeting a more profitable type of guest, which helped mitigate some of the revenue lost due to the reduction in both room nights and golf rounds.

During the six months ended June 30, 2007, each of the market segments at the Resort discussed below produced a greater aggregate spending level per room night as compared to the six months ended June 30, 2006.  While overall room nights, meals served and golf rounds played decreased 28.7%, 30.9% and 5.8% respectively, during the first six months of 2007 as compared to the same period in 2006, overall gross revenue per room night increased by $90.66 to $584.77 from $494.11 while per meal revenue increased by $4.47 to $35.10 from $30.63 and gross golf revenue per round played increased by $6.23 to $138.22 from $131.99.  The fluctuation in gross revenue is discussed in further detail below.

The following table shows utilization of the Resort facilities broken down by department, results of operations and selected Rental Pool statistical data during the three month and six month periods ended June 30, 2007 and June 30, 2006.  This information is shown in thousands, except for statistical data such as the utilization data in the table below:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	Increase (Decrease)	Percentage Change	2007	2006	Increase (Decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	53,423	53,108	315	0.6%	104,530	104,175	355	0.3%
Actual room nights
Group	9,207	14,768	(5,561)	(37.7)%	25,491	37,861	(12,370)	(32.7)%
Transient	6,824	8,650	(1,826)	(21.1)%	13,876	17,333	(3,457)	(19.9)%
Total room nights	16,031	23,418	(7,387)	(31.5)%	39,367	55,194	(15,827)	(28.7)%
Food and beverage meals	71,058	96,548	(25,490)	(26.4)%	176,391	255,257	(78,866)	(30.9)%
Golf rounds
Resort guests	18,936	20,290	(1,354)	(06.7)%	39,775	43,711	(3,936)	(9.0)%
Member/guests	9,013	8,711	302	03.5%	21,735	21,569	166	0.8%
Total golf rounds	27,949	29,001	(1,052)	(03.6)%	61,510	65,280	(3,770)	(5.8)%
Gross revenue per room night	$539.89	$438.08	$101.81	23.2%	$584.77	$494.11	$90.66	18.3%

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Increase (decrease)	Percentage Change	2007	2006	Increase (decrease)	Percentage Change
Results of operations:
Revenues
Hotel	$2,354	$3,444	$(1,090)	(31.6)%	$6,955	$9,289	$(2,334)	(25.1)%
Food and beverage	2,205	2,686	(481)	(17.9)%	6,192	7,818	(1,626)	(20.8)%
Golf	3,468	3,527	(59)	(1.7)%	8,502	8,616	(114)	(1.3)%
Other	628	602	26	4.3%	1,372	1,549	(177)	(11.4)%
Total revenues	8,655	10,259	(1,604)	(15.6)%	23,021	27,272	(4,251)	(15.6)%
Expenses
Hotel	2,215	2,843	(628)	(22.1)%	5,578	6,950	(1,372)	(19.7)%
Food and beverage	1,868	1,878	(10)	(0.5)%	4,500	5,011	(511)	(10.2)%
Golf	1,908	1,911	(3)	(0.2)%	3,921	3,767	154	4.1%
Other	2,609	2,540	69	2.7%	5,241	5,377	(136)	(2.5)%
General and administrative	840	1,410	(570)	(40.4)%	1,960	3,152	(1,192)	(37.8)%
Depreciation and amortization	566	533	33	06.2%	1,102	1,024	78	7.6%
Total expenses	10,006	11,115	(1,109)	(10.0)%	22,302	25,281	(2,979)	(11.8)%
Operating income(loss)	(1,351)	(856)	(495)	(57.8)%	719	1,991	(1,272)	(63.9)%
Other income	(191)	—	(191)	(100.0)%	(132)	—	(132)	(100.0)%
Interest expense, net	234	370	(136)	(36.8)%	494	743	(249)	(33.5)%
Net income(loss)	$(1,394)	$(1,226)	$(168)	(13.7)%	$357	$1,248	$(891)	(71.4)%

Selected Rental Pool statistical data:
Average daily distribution	$15.91	$22.65	$(6.74)	(29.8)%	$23.79	$31.17	$(7.38)	(23.7)%
Average room rate	146.83	$147.04	$0.21	0.1%	$176.66	$168.29	$8.37	5.0%
Occupancy percentage	30.0%	44.1%	(14.1)%	(31.9)%	37.7%	53.0%	(15.3)	(28.9)%
Average number of available units	587	584	3	0.5%	578	576	2	0.3%

Three Months ended June 30, 2007 and 2006

During the three months ended June 30, 2007, there were 7,387, or 31.5%, fewer occupied room nights as compared to the three months ended June 30, 2006.  There were 1,826 fewer transient room nights and 5,561 less group room nights during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked within 30 days or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others.  Management believes that the decrease in the room nights, as described in the introductory paragraph above, is attributable to the change in lead and reservation channels from the Westin central reservation system and their international marketing programs and other sources available through Westin to independent lead and reservation channels.  This type of change takes time to re-establish the Innisbrook name as an independent brand and gain appropriate exposure in the Internet and Media market separate from the Westin identity.  In addition, the Resort staff continued to learn how to maximize the reservation channels available to it as an independent property.

Total revenue for the Resort was $1,604,000 less during the three months ended June 30, 2007 than in the same period of 2006.  An overall increase in spending by the Resort’s guests helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights and decreases in banquet and catering sales in three months ended June 30, 2007 as compared to same period of 2006.  During the same periods, the average room rate decreased by $0.21 per room night from $147.04 in 2006 to $146.83 in 2007.  Gross revenue per room night during the three months ended June 30, 2007 was $539.89, as compared to $438.08 for the same period in 2006.

The most significant decrease in revenues at the Resort during the three months ended June 30, 2007 occurred in the Hotel department.  Revenues attributable to that category for the three months ended June 30, 2007 decreased by approximately $1,090,000, or 31.6%, as compared to the same period in 2006. Hotel revenue decreased primarily because of the decrease in aggregate room nights noted above.  Food and Beverage revenues decreased by approximately $481,000, or 17.9%, as a result of 25,490, or 26.4%, fewer meals being served, also referred to as covers, as compared to the three months ended June 30, 2006.  This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and outlets, with a combined decrease of approximately 22,830 covers.  Covers attributed to the Resort’s room and pool service decreased by approximately 2,660.  While the aggregate number of covers decreased, revenue per cover increased from $27.82 to $31.03.  The combination of decreased number of covers and increased revenue per cover produced the $481,0001 negative variance for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Golf revenue decreased by approximately $59,000, primarily as a result of 1,052 fewer rounds of golf played during the three months ended June 30, 2007 as compared to the same period in 2006.  Gross golf revenue for the quarter ended June 30, 2007 averaged $124.08 per round, as compared to $121.62 per round for the same period in 2006.  The net decrease in aggregate rounds played was attributed to 1,354 fewer rounds played by the Resort’s transient guests, including packages, offset by an aggregate increase of 302 rounds played by Resort members.  The number of total golf rounds played in the three months ended June 30, 2007 was 27,949, compared to 29,001 rounds played in the same period of 2006.  Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related or dependent upon occupied room nights.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to ensure that we controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand.  Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times.  In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand.  Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, decreased by approximately $1,142,000, or 10.8%, for the three months ended June 30, 2007 as compared to the same period in 2006.  This decrease is primarily attributable to the decrease in room nights and food and beverage covers discussed above.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $566,000 and $533,000 for the three months ended June 30, 2007 and 2006, respectively.

Interest expense, net of interest income, was approximately $234,000 and $370,000 for the three months ended June 30, 2007 and 2006, respectively, and reflects amortization of the discount of our Rental Pool refurbishment liability in the amount of $153,000 and the interest portion of lease payments amounting to approximately $29,000.  The defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, has an outstanding balance at June 30, 2007 of $39,240,000 and became non-interest bearing upon our assumption on July 15, 2004.

Other income of $191,000 in the three months ended June 30, 2007 represents the recognition of the discount in the termination fee negotiated with Westin in connection with the sale of the Resort, as described above.

The net loss for the three months ended June 30, 2007 was approximately $1,394,000, compared to a net loss for the three months ended June 30, 2006 of approximately $1,226,000.

During the three months ended June 30, 2007, approximately $259,000 was disbursed for capital projects.  Of those disbursed funds, $247,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Six Months ended June 30, 2007 and 2006

During the six months ended June 30, 2007, there were 15,827, or 28.7%, fewer occupied room nights as compared to the six months ended June 30, 2006.  There were 3,457 fewer transient room nights and 12,370 less group room nights during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Total revenue for the Resort was $4,251,000 less during the six months ended June 30, 2007 than in the same period of 2006.  An overall increase in spending by the Resort’s guests, both for rooms (improved average room rates) and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights and decreases in banquet and catering sales in during six months ended June 30, 2007 as compared to same period of 2006.  During the same periods, the average room rate increased by $8.37 per room night from $168.29 in 2006 to $176.66 in 2007.  Gross revenue per room night during the six months ended June 30, 2007 was $584.77, as compared to $494.11 for the same period in 2006.

The most significant decrease in revenues at the Resort during the six months ended June 30, 2007 occurred in the Hotel department.  Revenues attributable to that category for the six months ended June 30, 2007 decreased by approximately $2,334,000, or 25.1%, as compared to the same period in 2006.  Hotel revenue decreased primarily because of the decrease in aggregate room nights noted above.  Food and Beverage revenues decreased by approximately $1,626,000, or 20.8%, as a result of 78,866, or 30.9%, fewer covers, as compared to the six months ended June 30, 2006.  This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and restaurant outlets, with a combined decrease of approximately 72,214 covers.  Covers attributed to the Resort’s room and pool service decreased by approximately 6,652.  While the aggregate number of covers decreased, revenue per cover increased from $30.63 to $35.10.  The combination of decreased number of covers and increased revenue per cover produced the $1,626,000 negative variance for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Golf revenue decreased by approximately $114,000, primarily as a result of 3,770 fewer rounds of golf played during the six months ended June 30, 2007 as compared to the same period in 2006.  Management believes that approximately 1,200 or 31.8% of that reduction in rounds for the six months period resulted from the fact that the PGA tournament was moved from October, during which it has been held annually since 2001, to March beginning in 2007.  As a consequence of the Copperhead course being used by the PGA for the tournament, the Resort was unable to sell its golf packages during the week of the March tournament.  March is historically one of its most successful months during the year.  Gross golf revenue for the six months ended June 30, 2007 averaged $138.22 per round, as compared to $131.99 per round for the same period in 2006.  The net decrease in aggregate rounds played was attributed to 3,936 fewer rounds played by the Resort’s transient guests, including packages, offset by an aggregate increase of 166 rounds played by Resort members.  The number of total golf rounds played in the six months ended June 30, 2007 was 61,510, compared to 65,280 rounds played in the same period of 2006.  Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related or dependent upon occupied room nights.

Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, decreased by approximately $3,057,000, or 12.6%, for the six months ended June 30, 2007 as compared to the same period in 2006.  This decrease is primarily attributable to the decrease in room nights and food and beverage covers discussed above.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $1,102,000 and $1,024,000 for the six months ended June 30, 2007 and 2006, respectively.

Interest expense, net of interest income, was approximately $494,000 and $743,000 for the six months ended June 30, 2007 and 2006, respectively, and reflects amortization of the discount of our Rental Pool refurbishment liability in the amount of $314,000 and the interest portion of lease payments amounting to approximately $49,000.

Other income of $132,000 in the six months ended June 30, 2007 represents the accrual of the environmental remediation expense of $59,000 as more fully discussed in Note 8 to the Condensed Combined Financial Statements in Item 1 of the Quarterly Report on Form 10-Q filed May 15, 2007, offset by the favorable negotiated reduction in the Westin termination fee of approximately $191,000.

The net income for the six months ended June 30, 2007 was approximately $357,000, compared to a net income for the six months ended June 30, 2006 of approximately $1,248,000.

During the six months ended June 30, 2007, approximately $617,000 was disbursed for capital projects.  Of those disbursed funds, $469,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Liquidity and Capital Resources

As a result of our need for liquidity at that time, on March 18, 2004 we entered into a loan agreement and related mortgage with Textron for a revolving line of credit.  On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000.  The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly.  The amendment extended the term of the loan from March 18, 2006 to March 18, 2009.  This loan is collateralized by a security interest in Stonehenge.  The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20.  At June 30, 2007, the Company did not meet the debt service coverage ratio (in part due to the ramped up efforts to improve the playing quality of the golf courses by spending a significant sum on additional maintenance labor, beautification efforts and repair and maintenance projects on the golf courses that do not qualify for capitalization); however, due to the fact that the Company has consistently paid our interest obligations throughout the term of the loan, Textron waived the covenant violation subject to re-evaluation at December 31, 2007.

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

As described above, the sale of the Resort significantly improved the Company’s liquidity.  We anticipate that cash on hand, combined with cash flow from Stonehenge’s operations, will be sufficient to meet the Company’s operating needs through the contemplated period of liquidation.

We could realize additional liquidity through our interest in the proceeds from the sale of Parcel F.  The anticipated timeline to realize the proceeds from our interest in the sale proceeds of Parcel F was dependent on the decision of the

Second District Court of Appeals as to whether or not the Court would rehear the plaintiffs’ claims in the Land Use Lawsuits.  (See detailed discussion of the Land Use Lawsuits in Part II, Item 1 of this Quarterly Report on Form 10-Q.)  The Court rejected the plaintiffs’ request to rehear their claims and the closing of the pending sale of Parcel F is expected to occur on or about August 31, 2007.

Six Months ended June 30, 2007 and 2006

Cash provided by operating activities for the six months ended June 30, 2007 was $1,442,000, compared to cash flow used provided by operating activities for the six months ended June 30, 2006 of $2,842,000.  The primary components of the cash fluctuations in operating activities were liquidation liability payments and adjustments and working capital changes. In the six months ended June 30, 2007, a write-down of the Resort of $3,510,000 net of the discount on the obligation to our preferred stockholder of $2,500,000 was included in operating activities as a change in fair value of real estate and non-real estate assets. Liquidation liability payments decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to a decrease in legal fees incurred in connection with negotiations with potential purchasers of the Resort, among other matters.

We made $214,000 in capital expenditures at the Resort and $27,000 at Stonehenge during the six months ended June 30, 2007, as compared to $97,000 at the Resort and $46,000 at Stonehenge and Tierra del Sol Country Club (which the Company sold to Encargo Limited, LLC on May 8, 2006) during the six months  ended June 30, 2006.

During the six months ended June 30, 2007, the Resort paid approximately $194,000 to satisfy its capital lease obligations and approximately $714,000 against its refurbishment obligation to certain Rental Pool participants.  During the six months ended June 30, 2006, the Resort paid approximately $159,000 to satisfy its capital lease obligations and approximately $542,000 against its refurbishment obligation to certain rental pool participants.

Tax Consideration

We do not currently project any income tax liability for the remainder of our liquidation as a result of our net operating loss carryforwards, which we currently expect to be sufficient to offset any taxable income for the remainder of our liquidation.  Should the Company pursue alternative strategic options, management will assess the income tax impact of such options at that time.

Off Balance Sheet Arrangements

As of June 30, 2007, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$2,241	$1,810	$431	$—	$—
Series A Preferred Stock and accrued dividends(1)	17,500	17,500	—	—	—
Textron revolving line of credit	4,818	410	4,408	—	—
Operating lease agreements at the managed golf courses	206	127	67	12	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	25	25	—	—
Lease agreements for GTA corporate office	8	5	3	—	—
Subtotal of our obligations excluding those of the Resort	$24,798	$19,877	$4,909	$12	$—
Master lease agreement (with the condominium owners)(1)	$4,734	$1,607	$3,057	$54	$16
Troon management fee(1)	177	177	—	—	—
Westin termination fee(1)	5,403	5,403	—	—	—
Troon supplemental fee and management fees(1)	800	800	—	—	—
Operating and capital leases(1)	1,561	750	593	124	94
Service agreements and other(1)	6,350	2,796	2,799	738	17
Subtotal of the Resort’s obligations(1)	$19,025	$11,533	$6,449	$916	$127
Total of our consolidated obligations	$43,823	$31,410	$11,358	$928	$127

(1)             These items were paid or transferred to Salamander upon the closing of the sale of the Resort.

Interest is reflected, as applicable, in the commitments and obligations listed above.  The above table does not give effect to the sale of the Resort.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007, for a description of our contractual obligations.

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

Seasonality

Since Stonehenge is a private membership club, the monthly member dues are the same throughout the year; however, swim and tennis revenues are higher in the summer months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments.  We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004, and amended on August 4, 2005.  At June 30, 2007, the outstanding debt under this line of credit subject to interest rate exposure is $4,100,000.  As of June 30, 2007, a 25 basis point movement would have resulted in a $12,000 annualized increase or decrease in interest expense and cash flows.

We were also subject to market risk associated with changes in interest rates applicable to the non-revolving line of credit for $1,200,000 that GTA-IB obtained on April 10, 2007; as of June 30, 2007, we had approximately $320,000 outstanding under the Loan Agreement with Patriot Bank.  This loan was repaid upon the closing of the sale of the Resort.

We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

Reference is made to Note 6 to the Condensed Consolidated Financial Statements in Item 1 for additional debt information.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts.  Our amended management agreement with Westin provided us with heightened control and access to information; however, prior to October 31, 2006 when we terminated the Westin Management Agreement, we did not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, were necessarily more limited than those we maintain with respect to our own corporate operations.  Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures.  In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations once we owned the Resort.  Effective January 1, 2007, we implemented a new general ledger accounting software package (the “GL Software”) at the Resort to replace the former GL Software of which the majority of the financial reports were proprietary to Westin.  Our new GL Software, know as Aptech, was used at the Resort prior to July 15, 2004 when Westin required that the Resort adopt their GL Software.  As a result, the accounting staff was generally familiar with the process and procedures in operating the new GL Software.  We do not currently believe that the change in the GL Software has materially changed or will materially change our internal control over financial reporting or our disclosure controls and procedures.

We have implemented some and continue to work towards implementing various initiatives intended to continue to improve our internal controls and procedures and disclosure controls and procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Management concluded that as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in (or affected by) the following legal proceedings:

Young Complaints

On March 22, 2004, a lawsuit was filed in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.), against our independent auditors, BDO Seidman, LLP, and three former BDO partners (the “BDO Defendants”), and the Company and our executive officers (the “GTA Defendants”).

The complaint alleges that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction allegedly held illegal by the Internal Revenue Service, and that the GTA Defendants conspired with the BDO Defendants to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction.  The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs.  On November 4, 2004, we filed an answer and counterclaims.  On February 14, 2005, the court granted the motion to compel arbitration of the BDO Defendants as to claims against them, and it appears that the plaintiffs and the BDO Defendants have resolved their differences.  On October 18, 2006, the plaintiffs filed a notice of dismissal of their claims against the BDO Defendants.  On March 1, 2007, the U.S. District Court granted the GTA Defendants’ Motion for Summary Judgment.  As of March 26, 2007, the plaintiffs have no remaining claims against any of the GTA Defendants.  All of GTA Defendants’ counterclaims against the plaintiffs remain. Mediation and settlement efforts by the parties were unsuccessful.  The trial for the GTA Defendants’ counterclaims against the plaintiffs began on August 6, 2007 and concluded on August 10, 2007.  The plaintiffs made a motion for a directed verdict during trial that was granted with respect to one of the GTA Defendants’ claims, and denied for the remaining three claims.  The jury returned a verdict for the GTA Defendants on their claims for breach of contract and breach of fiduciary duty, and awarded the GTA Defendants actual damages in the amount of $3,726,856.  In addition, the GTA Defendants were awarded $150,000 in attorneys’ fees in connection with the breach of contract claim.  By rule, the plaintiffs have ten days after the entry of the judgment on the court’s docket to move for judgment notwithstanding the verdict or a new trial.  Plaintiffs’ right to appeal, if any, is stayed pending the determination of any such post-trial motions.  At this time, the Company is unable to assess the ultimate outcome of this litigation and has not recorded a receivable for the potential recovery of the award.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County.  We asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices.  We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002.  The Court dismissed the case on May 28, 2003.  On March 15, 2005, we took action to restore the case.  The Court of Common Pleas for Richland County has ordered the case restored to the roster.  As of August 9, 2007, the trial date has not yet been set.  At this time, the Company is unable to assess the likely outcome of this litigation.

Land Use Lawsuits

On March 10, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15.  This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit”.  The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of Parcel F, which is owned by GHR.  The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F.  On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert and the Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed.  On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F.  This suit was consolidated with the Initial Land Use Lawsuit.  In this report, the Company refers to this matter as the “Subsequent Land Use Lawsuit” and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits”.

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial.  On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits.  On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal.  The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.  On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.  On June 12, 2007 the Second District Court of Appeal denied the plaintiffs motion for rehearing.  No further avenues of appeal are available to the plaintiffs.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs filed suit against GTA-IB, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort.  On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  We answered both claims, also asserting affirmative defenses and counterclaims in each action.  We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  We then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property.  Pinellas County filed a motion to dismiss, which was denied by the court.  No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued at June 30, 2007.  See Note 10, Subsequent Events, to the Condensed Consolidated Financial Statements contained in Item 1 above.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri by LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership.  Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including the Operating Partnership.  With respect to the Operating Partnership, plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by the Operating Partnership.  The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees.  Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day.  The Court entered a written order granting the Operating Partnership’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003.  Plaintiffs appealed the ruling to the Missouri Court of Appeals.  The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings.  As of August 9, 2007, the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

Routine Litigation

In addition to litigation between a lessor (such as the Operating Partnership) and our former lessees (and their affiliates), owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage.  We have in the past been, and expect to continue in the future to be, subject to proceedings relating to personal injury and property damage.  Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner of the golf course.  Since we are now either the operator or owner of our remaining golf courses, we maintain insurance to defend against certain of these actions.

ITEM 1A. RISK FACTORS

General Risk Factors

The delayed sale or liquidation of our remaining assets, or our inability to sell or liquidate them, may reduce or delay liquidating distributions.

Although we have reported the estimated fair value of our remaining assets, including our interest in Parcel F and Stonehenge, in this Quarterly Report on Form 10-Q, we can provide no assurance that these estimates reflect their actual current market value.  Potential unknown factors such as (a) our inability to sell Stonehenge at an acceptable price and pursuant to acceptable terms, and (b) the owner of Parcel F’s inability to close on a sale of Parcel F for the current contracted purchase price (which would prevent us from realizing our interest in the proceeds) may adversely effect the fair value of these assets or delay the liquidation of these assets.  Accordingly, the amount of total liquidating distributions we make to holders of our common stock over the remainder of the liquidation period may be significantly less than we project or the timing of those distributions may be later than anticipated.

Decreases in the value of Stonehenge caused by economic recession, terrorist activity and other factors beyond our control might reduce the amount for which we can sell our assets.

The value of our interests in Stonehenge might be reduced, and substantially so, by a number of factors that are beyond our control, including the following:

•                  adverse changes in the economy or prolonged recession;

•                  terrorist activity against the United States or our allies or other war-time activities, which could increase public pessimism and decrease leisure spending, thereby reducing revenues of Stonehenge and diminishing the resale value of Stonehenge;

•                  increased competition, including an increase in the amount of golf courses being offered for sale in our markets or nationwide;

•                  continuing imbalance in supply and demand in the golf course industry; and

•                  changes in real estate tax rates and other operating expenses.

Any reduction in the value of Stonehenge would make it more difficult for us to sell our assets for the amounts and within the time frames that we have estimated.  Reductions in the amounts that we receive could substantially decrease or delay our payment of liquidating distributions to our stockholders.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions might be substantially reduced or delayed.

Before making the final liquidating distribution to the holders of our common stock, we will need to pay all of our transaction costs pertaining to the liquidation and all valid claims of our creditors, which we expect will be substantial.  Our Board or Directors may also decide to acquire one or more additional insurance policies covering unknown or contingent claims against us, including, without limitation, additional directors’ and officers’ liability insurance, for which we would pay an additional premium based on market prices prevailing at the time of any such purchase.  In addition, if we form a liquidating trust, we expect to have additional expenses in connection with the formation thereof and for items such as insurance for the trustees.  We have estimated such transaction costs in calculating the amount of projected liquidating distributions previously reported.  To the extent that we have underestimated costs and expenses in calculating our historical projections, our actual aggregate liquidating distributions may be substantially lower than we have historically projected.

We expect to incur significant compliance costs relating to the Exchange Act and Sarbanes-Oxley Act.

We and our subsidiary, GTA-IB, are required to comply with the reporting requirements of the Exchange Act as they apply to non-accelerated filers.  As such, both entities must timely file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions.  Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations, have increased the costs of corporate governance, reporting and disclosure practices that are now required of us and of GTA-IB.  We were formed prior to the enactment of these new corporate governance standards, and as a result, we did not have all necessary procedures and policies in place at the time of their enactment.  Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs.  Costs incurred in complying with these regulations may reduce the amount of cash available for liquidating distributions.

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

We are currently unable to reliably project the amount of the total liquidating distributions we will make to the holders of our common stock over the remainder of the liquidation period and such holders should not rely on the valuations or ranges earlier provided as representative of our current estimation.

As a result of the foregoing uncertainties, at the present time we will refrain from either making any adjustments (positive or negative) to any earlier reported range of distributions or proposing a new range.  We may, however, be able to do so in future periods in the event that the quality and reliability of all information necessary to make estimates of cash flow and, correspondingly, value become more reliable.  You should not rely on the valuations or ranges provided in previous reports as representative of our current estimations.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

As we contemplate the sale of our remaining assets and our wind-up as contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust.  Our stockholders would receive interests in the liquidating trust, our corporate existence would terminate and our shares would no longer trade publicly.

For tax purposes, the creation of the liquidating trust should be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the same assets to the liquidating trust by our stockholders.  As a result, we will recognize gain or loss inherent in any such assets, with any gains offset by available net operating loss carryovers.  In addition, a stockholder would recognize gain to the extent his share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability, and would not be able to transfer its interests in the liquidating trust.

Furthermore, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property ultimately received by the liquidating trust upon its sale of the assets, in which case the stockholder may not receive a distribution of cash or other assets with which to satisfy any tax liability resulting from the contribution of the assets to the liquidating trust.  In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss might be limited under the tax code.

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

If we are unable to retain certain key executives and staff members to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be reduced or delayed.

Our ability to consummate sales transactions favorable to us for Stonehenge will depend to a large extent on the experience and ability of our president and chief executive officer, W. Bradley Blair, II, and his experience and familiarity with our assets, counter-parties and the market for golf course sales.  We believe that a loss of Mr. Blair’s services could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and the prospects of selling our assets at the best potential prices.

The resignation of Mr. Blair would pose an even greater risk to us at this time in light of the February 5, 2007 resignation of Scott D. Peters, our former chief financial officer.  If Mr. Blair were to resign, we would likely seek to hire a replacement for him, the cost of which would depend on our determination of the experience and skills that must be possessed by his replacement in light of our financial condition, our assets remaining to be liquidated and the complexity of any issues bearing on us and the liquidation at that time.

Our ability to complete the plan of liquidation in a timely manner also depends on our ability to retain key non-executive employees.  Those employees may seek other employment rather than remaining with us throughout the process of liquidation.

If we are unable to retain certain key executives and staff members to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be reduced or delayed.

If we are unable to realize the value of a promissory note taken as part of the purchase price for any of our remaining properties, our liquidating distributions might be reduced.

In the sale of Stonehenge, we may agree to receive promissory notes from the buyer as a portion of the purchase price.  Promissory notes are often illiquid.  If we are unable to sell the promissory note without a great discount, or in the case of a short-term note, if we hold it to maturity and the maker ultimately defaults, our liquidating distributions may be reduced.  We currently do not have any outstanding notes receivable.

Our common stock may be delisted from the Amex, which would make it more difficult for stockholders to sell their shares.

Currently, our common stock trades on the Amex.  We cannot assure you that we will be able to maintain our listing on the Amex or any other established trading market.  Among other things, the Amex has considerable discretion with respect to listing standards, which include qualitative and quantitative criteria, some of which are beyond our control.  Further, in the event that we form a liquidating trust, we expect that we would delist from the Amex.

We cannot predict the degree to which delisting would harm our business and the value of your investment.  If our common stock were to be delisted from the Amex, either as a result of voluntarily action by us or by the Amex because we no longer meet Amex listing standards, it could severely limit the liquidity of our common stock and your ability to sell our securities in the secondary market.

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

Accordingly, the lawsuit was dismissed and the plaintiff will not be allowed to refile the claim, although the plaintiff could have appealed the dismissal.  We subsequently entered into a non-monetary settlement with the plaintiff whereby the plaintiff agreed not to appeal the dismissal and we agreed not to seek reimbursement of our legal costs from the plaintiff.  Even though the Crossley litigation has been dismissed, we face the risk that other claims might be brought against us.  Any such litigation would likely be expensive and, even if we ultimately prevail, the process would divert management’s attention from implementing the plan of liquidation and otherwise operating our business.  If we do not prevail in any such litigation, we might be liable for damages.  It is not possible to predict the amount of such potential damages, if any, but they could be significant.  Any damage liability would reduce the net cash available for liquidating distributions to holders of our common stock.

Risk Factors Relating to Stonehenge

We face competition to acquire additional members to Stonehenge and maintain exiting memberships.

Membership to Stonehenge is affected by competition from comparable courses in the surrounding areas, including courses that have opened, reopened or been significantly upgraded in recent years.  Additional memberships, if attained, will result in increased net operating revenues.  However, preferences regarding location, aesthetics and other factors affecting the desirability or marketability of membership to private courses can, and often do, change from time to time.  Accordingly, we cannot predict with any certainty whether or not Stonehenge will undergo short-term or long-term growth in desirability for prospective members.  Failure to maintain sufficient membership growth could adversely affect the future financial performance of Stonehenge.

The operations of Stonehenge are subject to risks that could have an adverse affect on their financial performance.

The operations of Stonehenge are subject to operating risks such as adverse weather conditions (including heavy prolonged rains and hurricanes), employee-related issues (including labor shortages and disruptions), blight or other diseases affecting grass or other vegetation and costs of merchandise, equipment and supplies.  If the operations of Stonehenge are impeded by any such factors beyond our control, the financial performance of Stonehenge could be adversely affected.

The loss of the liquor licenses of the Stonehenge golf courses could adversely affect their financial performance.

A large portion of the revenues from Stonehenge come from their food and beverage operations.  In addition, such operations attract prospective members to Stonehenge.  The Stonehenge courses currently hold liquor licenses for their respective facilities.  If, for some reason, any one of these facilities were to lose their liquor license, revenues from food and beverage operations would decrease, Stonehenge would be less marketable and the financial performance of the golf and related operations of Stonehenge would be adversely affected.

The value of Stonehenge may depreciate significantly.

Improvements to Stonehenge have a limited useful life that will, over time, depreciate in value.  Future private course developments in the area are also likely to decrease the useful life and economic value of Stonehenge and other improvements and could eventually make Stonehenge obsolete.  If the value of Stonehenge depreciates considerably, our financial condition and results of operations could be adversely affected.

Liability for uninsured losses could adversely impact us.

Although the activities regularly conducted on the Stonehenge courses are generally not dangerous, conditions or activities could occur on the premises that cause personal injury or property damage.  We will maintain insurance policies that provide coverage within limits that are sufficient, in our business judgment, to protect us from material financial loss due to liability for personal injuries or property damage sustained by persons on the premises.  However, there are certain types of injury and property damage that are beyond the scope of those insurance polices.  In addition, future increases in the cost of insurance could make adequate insurance coverage difficult for us to obtain, increasing our potential liability.  The costs of significant litigation and any accompanying liability that might arise out of injuries or damages and of related claims in subsequent litigation could have a material adverse effect on our financial condition and results of operations.

In addition, types of losses generally catastrophic in nature, such as losses due to acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, may be uninsurable, not economically insurable or insurable subject to limitations, such as large deductibles or co-payments.  In addition, insurance risks associated with potential acts of terrorism have sharply increased premiums.  Future uncovered damage to Stonehenge due to force majeure, and the costs that may be incurred by us in connection with increased premiums, may also have a material adverse effect on our financial condition and results of operations.

Ownership of Stonehenge could result in potential environmental liability.

As owner of Stonehenge, we are subject to potential liability under federal and state environmental laws for contamination that might exist on the property, regardless of whether we caused or were otherwise responsible for the contamination.  Accordingly, not only could substantial legal fees be required to defend against government or private party action, but we could also incur significant remediation costs and the value of Stonehenge could be substantially reduced.  That increase in costs and decrease in value would have a material adverse effect on our financial condition and results of operations.

In addition, we cannot predict future changes in the interpretation and administration of current environmental law and the enactment of new environmental legislation or regulations.  Compliance with new or more stringent laws and the more strict interpretation of existing laws may require material expenditures by us to ensure that the Stonehenge golf courses comply with those laws.  Those increased costs would also have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

ITEM 5. OTHER INFORMATION

Amendment to the Fifth Amended and Restated Bylaws of the Company

Article III, Section 2 of the Fifth Amended and Restated Bylaws of the Company, as adopted by the Board on March 8, 2006 (the “Bylaws”), required that the annual meeting of stockholders be held at any date and time during the month of May.  For the past six years, the Company has held its annual meeting of stockholders in November and has amended the Bylaws each year to accommodate the desired date for the meeting.  On August 13, 2007, the Board approved an amendment to Article III, Section 2 of the Bylaws, effective immediately, to enable the Board to hold the annual meeting of stockholders at any date and time designated by the Board in its discretion.  A complete copy of the Bylaws, as amended, is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

The Company will announce the date, time and location for the 2007 Annual Meeting of Stockholders in a subsequent Current Report on Form 8-K in advance of the meeting.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Amended and Restated Bylaws of the Company, as amended on August 13, 2007.

10.1	Business Loan Agreement, dated as of April 10, 2007, by and among GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.2	Commercial Security Agreement, dated as of April 10, 2007, between GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.3	Promissory Note, dated as of April 10, 2007, between GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.4	Mortgage, dated as of April 10, 2007, between GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.5

Asset Purchase Agreement, dated as of June 25, 2007, by and among the Company, the Operating Partnership, GTA-IB Golf Resort, LLC, GTA-IB, GTA-IB Condominium, LLC and GTA-IB Management, LLC and Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC and Salamander Innisbrook, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007 and incorporated herein by reference).

10.6

Option Agreement, dated as of June 25, 2007, by and between the Company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 26, 2007 and incorporated herein by reference).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF TRUST OF AMERICA, INC.

Date: August 16, 2007	By:	/s/ W. Bradley Blair, II
W. Bradley Blair, II
Chief Executive Officer and President

Date: August 16, 2007	By:	/S/ Tracy S. Clifford
Tracy S. Clifford
Principal Accounting Financial Officer and Secretary