Form 10-Q
period 2007-09-30
GOLF TRUST OF AMERICA INC
filed 2007-11-07
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2007

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

Yes ☐ No ☒

On November 2, 2007, there were 7,317,163 shares outstanding of the registrant’s common stock.

GOLF TRUST OF AMERICA, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2007

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

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (LIQUIDATION BASIS)

AS OF SEPTEMBER 30, 2007 (unaudited) AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006*
	(in thousands)
ASSETS
Real estate—held for sale	$6,801	$55,592
Cash and cash equivalents	7,219	2,224
Cash in escrow	2,000	—
Receivables—net	413	2,892
Due from Salamander	1,387	—
Other assets	293	5,370
Total assets	18,113	66,078
LIABILITIES
Debt	4,100	4,872
Accounts payable and other liabilities	1,553	13,408
Other obligations	—	10,648
Reserve for estimated costs during the period of liquidation	1,258	3,285
Total liabilities	6,911	32,213
Commitments and contingencies
Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	—	20,000
Total liabilities and preferred stock	6,911	52,213
NET ASSETS IN LIQUIDATION (available to holders of common stock and OP units)	$11,202	$13,865

* Derived from audited condensed consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$11,470	$13,432
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating loss	(1,286)	(2,966)
Net interest expense	(132)	(376)
Decrease in reserve for estimated liquidation costs and capital expenditures	1,102	2,342
Subtotal of adjustments to liquidation reserve	(316)	(1,000)
Increase in fair value of real estate and other assets	448	—
Decrease in fair value of other assets	(400)	—
Decrease in fair value of other obligations	—	79
Value of common stock and operating partnership units redeemed	—	(18)
Changes in net assets in liquidation	(268)	(939)
Net assets in liquidation, end of period	$11,202	$12,493

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in thousands, unaudited)
Net assets in liquidation, beginning of period	$13,865	$13,782
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	810	554
Net interest expense	(934)	(1,024)
Increase in reserve for estimated liquidation costs and capital expenditures	(1,577)	(1,254)
Subtotal of adjustments to liquidation reserve	(1,701)	(1,724)
(Decrease) increase in fair value of real estate	(3,062)	374
Decrease in fair value of other assets	(400)	—
Decrease in fair value of other obligations	—	79
Value of common stock and operating partnership units redeemed	—	(18)
Forgiveness of preferred stock obligation	2,500	—
Changes in net assets in liquidation	(2,663)	(1,289)
Net assets in liquidation, end of period	$11,202	$12,493

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(in thousands, unaudited)
Cash flows from changes in net assets in liquidation and operating activities:
Changes in net assets in liquidation	$(2,663)	$(1,289)
Adjustments to reconcile change in net assets in liquidation to net cash provided by operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets and forgiveness of preferred stock obligation	2,624	835
Cancellation of common shares	—	18
Provision for bad debts	7	349
Non-cash interest	337	587
Other changes in operating assets and liabilities	(13,108)	(449)
Decrease in liquidation liabilities	(3,505)	(1,945)
Net cash used in operating activities	(16,308)	(1,894)
Cash flows from investing activities:
Resort and golf course improvements	(426)	(199)
Restricted cash	(2,000)	—
Proceeds from asset sales	41,852	1,037
Decrease in notes receivable	—	3,067
Net cash provided by investing activities	39,426	3,905
Cash flows from financing activities:
Proceeds from debt	320	—
Redemption of outstanding preferred stock	(17,500)	—
Repayments on debt and capital lease obligations	(943)	(1,043)
Net cash used in financing activities	(18,123)	(1,043)
Net increase in cash	4,995	968
Cash and cash equivalents, beginning of period	2,224	2,822
Cash and cash equivalents, end of period	$7,219	$3,790
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$889	$593
Non-cash transactions:
Discount on Westin long-term obligation	$191	$—
Discount on preferred stock obligation	$2,500	$—
Assets acquired through capital leases	$498	$181

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Plan of Liquidation and the Resort

On February 25, 2001, the Company’s board of directors (the “Board”) adopted, and, on May 22, 2001, the Company’s common and preferred stockholders approved, a plan of liquidation for the Company. The plan of liquidation contemplated the sale of all of the Company’s assets and the payment of, or provision for, the Company’s liabilities and expenses, and authorized the Company to establish a reserve to fund the Company’s contingent liabilities. As of November 2, 2007, the Company had sold 45 of the 47 (eighteen-hole equivalent) golf courses in which the Company once held interests pursuant to the plan of liquidation.

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

On January 21, 2005, we engaged Houlihan Lokey as our then financial advisor for an initial term of nine months to provide financial advisory services to us in furtherance of our stockholder-approved plan of liquidation. The Company’s liquidation could have occurred through the sale of our assets, merger or otherwise in order to allow us to maximize value to our stockholders. In addition, subject to appropriate approvals, we could pursue a recapitalization. The engagement was extended on a month-to-month basis until June 29, 2006. Since an exit transaction had not occurred by June 29, 2006, the Company terminated the engagement with Houlihan Lokey. A tail period following the termination of the engagement during which Houlihan Lokey might still have been due a transaction fee expired on February 28, 2007; therefore, no obligation for financial advisor fees to them existed after that date. Following this termination of Houlihan Lokey, the Company continued to market the Resort for sale.

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

On July 16, 2007, the Company and its affiliates completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement. The purchase price received by the Company was approximately $35,000,000 in cash less a working capital purchase price adjustment of $2,221,000 plus (a) $4,000,000 to be used to settle certain obligations, (b) $844,000 for reimbursement of certain rental pool payments discussed in more detail below, (c) $317,000 for reimbursement of certain agreed upon capital expenditures, (d) $25,000 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities.  The final post-closing working capital settlement amount, as set forth in the Asset Purchase Agreement, is currently being negotiated.  The Company has recorded a receivable of $1,387,000 on the books of GTA-IB (consolidated into the financial statements of GTA).  At this time, based on the facts available to the Company, management believes that this amount is a reasonable representation of the receivable that will be collected by the Company when the post-closing working capital adjustment is settled with Salamander. The Asset Purchase Agreement provides for a $2,000,000 escrow for GTA-IB’s and the Company’s indemnification liabilities to be held, pursuant to its terms, until at least March 31, 2008.

As part of the sale of the Business, Salamander assumed operation and control of the Rental Pool.  The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues to participating owners under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “MLA”).  The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units. In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of approximately $844,000, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the Asset Purchase Agreement. Also, all capital and operating lease obligations of the Resort were assumed by Salamander upon the closing of the Asset Purchase Agreement.

On July 13, 2007, the Company and certain of its affiliated entities and Troon Golf, L.L.C. (“Troon”) entered into a Facilities Management Agreement Termination Agreement (the “Troon Termination Agreement”) pursuant to which the Troon Management Agreement was terminated. The Troon Termination Agreement also provided for the payment to Troon of $177,000 in accrued and unpaid fees and reimbursable expenses and the supplemental fee of $800,000 contemporaneous with the sale of the Resort.

Contemporaneously with the closing of the sale of the Resort, (a) the Company exercised the Option and repurchased the outstanding Series A Preferred Stock at the Exercise Price of $17,500,000 (see Note 8, Preferred Stock, for further discussion); (b) all outstanding accrued and unpaid amounts were paid to Pinellas County for property taxes, in the approximate amount of $343,000; (c) a termination fee of $5,403,000 was paid to Westin; (d) the supplemental fee and management fees totaling $977,000 were paid to Troon; and (e) the Patriot Bank loan was repaid and cancelled. With regard to the property taxes, the Company intends to continue to pursue the respective lawsuits to recover the  contested amounts from  Pinellas County.

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

Although the Company has operated under the plan of liquidation since May 22, 2001, pursuant to which it has successfully sold 33 of the 34 properties owned by the Company on that date, the Board now believes that it is in the best interests of the stockholders of the Company to actively consider and pursue alternative business strategies in order to maximize stockholder value. The Board and management currently are working together to develop a recommended alternative strategy (an “Alternative Strategy”). The Alternative Strategy could include, among other things, the pursuit of acquisitions, a sale of the Company or certain of its assets, mergers, joint ventures or other business combinations and partnerships. It is expected that the Alternative Strategy would focus on ways to extract value by capitalizing on existing strengths, such as the existing public platform, potential tax benefits from the Company’s net operating loss carryforwards, as permitted by applicable law, and its current liquidity which, combined with the public platform, could make it an attractive candidate for a business combination. The Board is also actively developing a proposal to restructure both the existing management team and the composition of the Board itself to align respective skills to ensure optimum consideration and implementation of an Alternative Strategy.

The implementation of an Alternative Strategy by the Company is inconsistent with the plan of liquidation and would require that the plan of liquidation be terminated. These financial statements, notes thereto and the assumptions therein are based on the current stockholder approved plan of liquidation until such time as the stockholders have approved a new strategy. See Note  9, Subsequent Events, for the most recent update on the Company’s pursuit of an Alternative Strategy.

2. Organization and Basis of Presentation

The Company was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”). As of fiscal year 2002, the Company no longer has its REIT status as a result of its repossession and operation of golf courses following the default of its original third-party lessees. At September 30, 2007, the Company’s only remaining real estate asset, for which the estimated fair value is currently approximately 6,801,000, is the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, which  represents two private golf courses operating under one club structure located in South Carolina. Stonehenge is owned and managed by the Company and is presently held in fee simple. The title to Stonehenge is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership. The Company refers to Golf Trust of America, L.P. as the “Operating Partnership”, and the Company refers to the Operating Partnership and itself (together with all subsidiaries) collectively as “we”, “us” or the “Company”. The title to the Resort, prior to its sale, was held by GTA-IB, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by the Operating Partnership. Through its wholly owned subsidiaries GTA GP, Inc. and GTA LP, Inc., the Company holds 100 percent of the interest in the Operating Partnership at September 30, 2007. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the Operating Partnership and owns a 99.8 percent interest therein.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of GTA GP, Inc., GTA LP, Inc., the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Adjustments to Liquidation Basis of Accounting

As a result of the adoption by the Board of the plan of liquidation and approval of the plan of liquidation by the Company’s stockholders, the Company adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001. Accordingly, on May 22, 2001, the Company’s assets were adjusted to their estimated fair value and the Company’s liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale as of September 30, 2007 relies on estimates of sales values based on indications of interest from the marketplace and/or executed asset purchase agreements, as applicable, certain assumptions by management specifically applicable to each property, and on the property value ranges. The valuation of the Company’s other assets and liabilities under the liquidation basis of accounting is based on management’s estimates as of September 30, 2007.

For the three months ended September 30, 2007, net assets in liquidation decreased by approximately $268,000. This decrease resulted from (a) a decrease of approximately $274,000 in the forecast of the Company’s cumulative net operating results, which includes its golf course assets and the overhead and interest expense of the Company’s corporate operations, (b) an increase of $35,000 in the accrual for capital expenditures at Stonehenge, (c) a loss of $400,000 on the net proceeds received from the Company’s interest in Parcel F, (d) an estimated recovery of approximately $448,000 on the estimated loss recorded at June 30, 2007 on the Resort sale transaction which continues to be subject to certain post-closing settlement adjustments, and (e) certain other miscellaneous adjustments of approximately $7,000. The forecast of the Company’s cumulative net operating results is impacted by, among other things, changes in the anticipated sale date of Stonehenge, the final results of the post-closing settlement of the working capital adjustment for the Resort and the estimated time and expense required to wind-down the operations of the Company.

For the nine months ended September 30, 2007, net assets in liquidation decreased by approximately $2,663,000. This decrease was a result of the changes described above that were recorded in the three months ended September 30, 2007 plus the changes recorded in the six months ended June 30, 2007 which were (a) a decrease of approximately $900,000 in the forecast of the Company’s cumulative net operating results, which included the Resort and golf course assets, the Resort condominium sales operations and the overhead and interest expense of the Company’s corporate operations, (b) an increase of $30,000 in the accrual for capital expenditures at Stonehenge, (c) an increase of $180,000 for other incurred liquidation expenses, (d) an increase of $250,000 in the accrual for legal fees primarily for fees incurred in preparation for, and during the trial related to, the Young complaints, (e) an increase of $25,000 in the accrual for professional fees for accounting services, (f) a decrease in the carrying value of the debt to our preferred stockholder of $2,500,000 (see Note 8, Preferred Stock, for further discussion), and (g) a decrease of $3,510,000 in the carrying value of the business of the Resort based on the estimated net loss on the sale transaction. Also, approximately $97,000 was reallocated from the accrual for financial advisor fees to (i) a $50,000 increase in the accrual for legal fees and (ii) a $47,000 increase in the accrual for other liquidation expenses. The forecast of the Company’s cumulative net operating results is impacted by, among other things, changes in an anticipated sale date of Stonehenge, the final results of the post-closing settlement of the working capital adjustment for the Resort which is currently being negotiated and the estimated time and expense required to wind-down the operations of the Company.

The net assets of approximately $11,202,000 at September 30, 2007 would result in a liquidation distribution per share of approximately $1.55. This $1.55 estimate for liquidation distribution per share includes projections of costs and expenses as described below under the heading Reserve for Estimated Costs During the Period of Liquidation. The actual per share distributions that the Company makes to the holders of the Company’s common stock could be materially lower than the amount the Company currently estimates of $1.55 due to factors such as (a) the sale price and  timing of any sale of Stonehenge and the corresponding transaction costs, (b) the performance of Stonehenge and Corporate overhead, and (c) a change in the underlying assumptions of the cash flow amount projected. The $1.55 estimate is derived by dividing the net assets in liquidation by the number of shares of common stock and common Operating Partnership units outstanding (7,317,000 less 85,000) after consideration of those shares that will be canceled prior to the distribution of the net assets. The 85,000 shares of common stock were pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. Because this redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to the holders of common stock pursuant to the plan of liquidation is less than $10.74 per share, we expect these shares to be tendered to us and canceled.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company is required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts can vary significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales and the costs associated with cessation of the Company’s operations. These costs are estimates only and are expected to be paid out for expenses incurred during the period up to the date of the special meeting of the Company’s stockholders on November 8, 2007 at which they will vote on, among other things,  a proposal to terminate the Company’s Plan of Liquidation and Dissolution which was originally approved on May 22, 2001. If this proposal is approved, the Company would no longer present their financial statements on a liquidation basis and, therefore, any remaining liquidation reserve accrual balances would be reversed. In light of the upcoming stockholder vote and the probability that the Plan of Liquidation and Dissolution will be terminated, the liquidation reserve has not been adjusted to contemplate operations of the Company for a future period, subsequent to the date of the Special Meeting, and leading to its cessation and wind-up. Further, the current liquidation reserve does not contemplate the impact on the Company’s operating results of a sale of Stonehenge since no asset purchase agreement has been executed for Stonehenge as of November 2, 2007. Should the proposal be rejected by the stockholders, the Company’s management will seek to sell Stonehenge and wind-up its corporate operations as soon as feasibly possible. The Company can provide no assurance as to the timeline by which this could occur. The Company has accrued the projected costs and operating results, including corporate overhead and specific liquidation costs of severance,  professional fees and other miscellaneous costs, expected to be incurred during the period described above. These projections could change materially based on the outcome of the stockholder vote, the timing of any sale of Stonehenge, the performance of Stonehenge,  transaction costs related to the sale of Stonehenge, corporate operating expenses including public company costs and any change in the underlying assumptions of the cash flow amount projected. These accruals will be adjusted as projections and assumptions change. See Note 9, Subsequent Events, for further discussion.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve) (unaudited):

	December 31, 2006	Transfers and Payments	Operating Income(Loss) and Interest	Adjustments	September 30, 2007
Severance	$1,748,000	$(1,317,000)	$—	$—	$431,000
Professional fees	1,250,000	(1,380,000)	—	325,000	195,000
Financial advisor fees	297,000	(200,000)	—	(97,000)	—
Capital expenditures	47,000	(99,000)	—	65,000	13,000
Other	(57,000)	(607,000)	(118,000)	1,401,000	619,000
Total	$3,285,000	$(3,603,000)	$(118,000)	$1,694,000	$1,258,000

Included in the accrued severance amounts above are performance milestone payments aggregating approximately $1,317,000 (the accrued interest on these amounts is included in Accounts Payable and Other Liabilities) due to the Company’s executives pursuant to their amended and restated employment agreements. The conditions to these payments were satisfied on June 19, 2003; therefore, these milestone payments plus accrued interest were paid to the Company’s executives on July 16, 2007 following the closing of the sale of the Resort. The adjustment to the other liquidation reserve for the nine months ended September 30, 2007 of approximately $1,401,000 is the provision for the Company’s past cumulative net operating results and future forecasts, which included the Resort  and its condominium sales operations (until the closing of the sale of these assets on July 16, 2007) certain incurred but unbilled liquidation expenses, and an estimate of the overhead and interest expense of the Company’s corporate operations through the date of the stockholder vote on the termination of the plan of liquidation. The increase in the professional fee accrual of $325,000 was primarily for fees incurred in preparation for, during and after the trial on the Young complaints. The increase of $65,000 in the accrual for capital expenditures is for capital improvement projects at Stonehenge. As described above, these projections could change materially and will be adjusted from time to time as projections and assumptions change. See Note 9, Subsequent Events, for further discussion.

3. Summary of Significant Accounting Policies

Interim Statements

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2007 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”), and under the liquidation basis of accounting following our stockholders’ approval of the plan of liquidation on May 22, 2001, and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the net assets, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, revenues from golf course operations are seasonal.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption. The adoption of the standard had no effect on the Company’s financial condition or results of operations.

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

The complaint alleges that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction allegedly held illegal by the Internal Revenue Service, and that the GTA Defendants conspired with the BDO Defendants to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. On November 4, 2004, we filed an answer and counterclaims. On February 14, 2005, the court granted the motion to compel arbitration of the BDO Defendants as to claims against them, and it appears that the plaintiffs and the BDO Defendants have resolved their differences. On October 18, 2006, the plaintiffs filed a notice of dismissal of their claims against the BDO Defendants. On March 1, 2007, the U.S. District Court granted the GTA Defendants’ Motion for Summary Judgment. As of March 26, 2007, the plaintiffs have no remaining claims against any of the GTA Defendants. All of GTA Defendants’ counterclaims against the plaintiffs remain. Mediation and settlement efforts by the parties were unsuccessful. The trial for the GTA Defendants’ counterclaims against the plaintiffs began on August 6, 2007 and concluded on August 10, 2007. The plaintiffs made a motion for a directed verdict during trial that was granted with respect to one of the GTA Defendants’ claims, and denied for the remaining three claims. The jury returned a verdict for the GTA Defendants on their claims for breach of contract and breach of fiduciary duty, and awarded the GTA Defendants actual damages in the amount of $3,726,856. In addition, the GTA Defendants were awarded $150,000 in attorneys’ fees in connection with the breach of contract claim. On August 20, 2007, the plaintiffs moved for judgment notwithstanding the verdict, or, alternatively, a new trial. On September 7, 2007, the GTA Defendants filed a response in opposition to plaintiffs’ motion, and plaintiffs filed a reply on September 14, 2007. Any appeal rights are stayed pending the determination of this post-trial motion. On August 27, 2007, the GTA Defendants filed a motion to amend or correct certain minor language in the text of the judgment, and the plaintiffs responded in opposition to this motion on September 14, 2007. On August 31, 2007, the GTA Defendants filed a motion seeking attorneys’ fees in connection with the GTA Defendants’ successful defense against the plaintiffs’ original claims, along with a motion to seal the invoices attached as exhibits to the motion for attorneys’ fees. The plaintiffs responded in opposition to the motion on October 10, 2007, and the GTA Defendants filed a reply on October 22,2007. All of the aforementioned post-trial motions remain pending before the Court. At this time, the Company is unable to assess the ultimate outcome of this litigation and has not recorded a receivable for the potential recovery of the award.

Property Tax Lawsuit

GTA-IB has filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. Discovery is in process and no trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment was fully accrued at June 30, 2007 and was paid concurrent with the sale of the Resort on July 16, 2007. See Note 1, Plan of Liquidation and

the Resort, for further discussion. If the Company were to prevail, the Company could possibly be awarded a reimbursement of a portion of these contested property taxes but the Company is unable to assess the outcome of this claim at this time.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc. (“Wall Springs”) filed suit against GTA-IB, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. The Company is currently evaluating its alternatives regarding these claims given the fact that it no longer owns the Resort. At this time, the Company is unable to assess the likely outcome of this litigation.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc. (“LOCI”) and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership. Plaintiffs assert LOCI performed construction services on, or that LOCI benefited, the property of various defendants, including the Operating Partnership. With respect to the Operating Partnership, plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by it. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting the Operating Partnership’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003. Plaintiffs appealed the ruling to the Missouri Court of Appeals. The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. As of November 2, 2007, the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

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

Refundable Initiation Fees

Certain membership initiation fees at Stonehenge are refundable based on specific conditions. The estimated present value of the potential refunds over the thirty-year required membership term, as defined in the Club Membership Manual, is recorded as an accrued liability on our books at September 30, 2007 and is valued at $125,000. Additionally, certain initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. There is no liability recorded to consider the refundability of refunds issued under these conditions due to the fact that four new members have to join in the specific membership category for a resigned member to receive a refund. A refund issued under these specific circumstances would be considered a reduction of membership revenue for that period. All new initiation fees received are initially recorded as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be nine years.

5. Receivables and Due from Salamander

Receivables  consists of approximately 1,387,000, which represents the estimated amount due from the buyer of the Resort in the final post closing working capital settlement which is currently being negotiated and is subject to change based on the final outcome of these negotiations, and approximately $413,000 in member, trade and other miscellaneous receivables of Stonehenge at September 30, 2007, as compared to the receivables at December 31, 2006, which include approximately $2,892,000 of member, trade and other miscellaneous receivables of our managed golf courses, the Resort and its related entity Golf Host Securities, Inc.

6. Debt

	September 30, 2007	December 31, 2006
Revolving line of credit	$4,100,000	$4,100,000
Capital lease obligations	—	772,000
Non-revolving loan	—	—
Total	$4,100,000	$4,872,000

Revolving Line of Credit

On March 18, 2004, the Company entered into a loan agreement and related mortgage with Textron Financial Corporation (“Textron”) for a revolving line of credit with a maximum permissible outstanding loan amount of $2,100,000. On August 4, 2005, the line was increased to $4,200,000 and the term was extended to March 18, 2009. This loan is collateralized by a security interest in the Company’s golf courses in Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At September 30, 2007, the Company did not meet the debt service coverage ratio (in part due to the ramped up efforts to improve the playing quality of the golf courses by spending a significant sum on additional maintenance labor, beautification efforts and repair and maintenance projects on the golf courses that do not qualify for capitalization); however, due to the fact that the Company has consistently paid our interest obligations throughout the term of the loan, Textron waived the covenant violation subject to re-evaluation at December 31, 2007.

In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in the loan amendment. The interest rate continues to be the prime rate (7.75% per annum at September 30, 2007) plus 1.75% per annum, paid monthly. The Company paid a one-time commitment fee to Textron of $42,000 to obtain the increase in this credit line. In addition, the Company will pay to Textron a fee of 0.25% per annum of the unused balance of this line of credit.

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

7. Accounts Payable and Other liabilities

Accounts payable and other liabilities consist of the following:

	September 30, 2007	December 31, 2006
Accounts payable	$658,000	$5,904,000
Accrued payroll	115,000	1,250,000
Accrued expenses	27,000	2,151,000
Deferred revenue and deposits	753,000	4,103,000
Total	$1,553,000	$13,408,000

See Note 1, Plan of Liquidation and the Resort, for discussion regarding the payment of accounts payable following the closing of the sale of the Resort on July 16, 2007.

8. Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

On April 2, 1999, the Company completed a registered offering of 800,000 shares of the Company’s 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. All shares of the Series A

Preferred Stock were sold to AEW Targeted Securities Fund, L.P. ("AEW"). The Series A Preferred Stock was convertible, in whole or in part, at the option of the holder at any time into the Company’s common stock at an implicit conversion price of $26.25 per share of common stock, subject to adjustment in certain circumstances. The Company contributed the net proceeds to the Operating Partnership in exchange for 800,000 Series A Preferred Operating Partnership units with analogous terms.

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

As described in Note 1, Plan of Liquidation and the Resort, above, the Company exercised the Option and redeemed the Series A Preferred Stock for the Exercise Price in connection with the closing of the sale of the Resort.

9.              Subsequent Events

On October 9, 2007, the Company filed a definitive proxy statement for its Special Meeting of Stockholders to be held on November 8, 2007 in Charleston, South Carolina. At the special meeting, stockholders will vote on a proposal to terminate the Company’s Plan of Liquidation and Dissolution originally approved on May 22, 2001. Stockholders will also vote on a proposal to declassify the Company’s Board of Directors and make certain changes to the Company’s Amended and Restated Articles of Incorporation to remove provisions related to our former status as a REIT as well as a proposal to approve the adoption of the Golf Trust of America, Inc. 2007 Stock Option Plan. See Note 2, Organization and Basis of

Presentation, under the heading Reserve for Estimated Costs During the Period of Liquidation, for discussion regarding the Company’s consideration of the pending stockholder vote and the impact of such consideration on Management’s estimate of  the reserve for estimated costs during the period of liquidation as of September 30, 2007.

In the event that the stockholders do not approve the termination of the plan of liquidation, the plan of liquidation and the Company’s current management would remain in place, and the Company would continue to implement the plan of liquidation.

GOLF TRUST OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in Maryland on November 8, 1996. We have been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. However, as previously announced and described more fully below, we are currently considering additional strategic options to maximize stockholder value. We were originally formed to be a REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of November 2, 2007, our only remaining asset is the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, held by us in fee simple, representing two private golf courses operating under one club structure located in South Carolina. The Operating Partnership holds title to Stonehenge. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in the Operating Partnership as of November 2, 2007. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

Significant Events

Significant events that have had or will have a material impact on our financial condition and results of operations include:

•                                          On July 16, 2007, the Company, the Operating Partnership and GTA-IB, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC (the Operating Partnership’s subsidiaries) completed the sale of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement dated June 25, 2007. The purchase price received by the Company was approximately $35,000,000 in cash less a working capital purchase price adjustment of $2,221,000 plus (a) $4,000,000 to be used to settle certain obligations, (b) $844,000 for reimbursement of certain rental pool payments discussed in more detail below, (c) $317,000 for reimbursement of certain agreed upon capital expenditures, (d) $25,000 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities.  The final post-closing working capital settlement amount, as set forth in the Asset Purchase Agreement, is currently being negotiated.  The Company has recorded a receivable of $1,387,000 on the books of GTA-IB (consolidated into the financial statements of GTA).  At this time, based on the facts available to the Company, management believes that this amount is a reasonable representation of the receivable that will be collected by the Company when the post-closing working capital adjustment is settled with Salamander. As part of the sale of the Business, Salamander assumed operation and control of the Rental Pool, which is a securitized pool of condominiums owned by participating persons and rented as hotel rooms to guests of the Resort. The Rental Pool obligated GTA-IB to make quarterly distributions of a percentage of room revenues to participating owners under the MLA. The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units. In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of approximately $844,000, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the sale of the Resort.

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

•                                     As a result of the sale of the Resort, the Company’s liquidity improved significantly. Net cash proceeds from the sale after all the payouts required at closing were approximately $10,501,000, subject to an escrow for the Company’s indemnification liability of approximately $2,000,000 that will be held, pursuant to its terms, until at least March 31, 2008 and the final post-closing working capital adjustment settlement which is currently anticipated to result in additional cash proceeds to the Company from Salamander of approximately $1,387,000. The Company’s obligations under the Refurbishment Program under the MLA were assumed by Salamander and eliminated from the Company’s balance sheet. As described above, the Company used a portion of the sale proceeds to satisfy its obligations to Westin, Troon, Patriot Bank and with respect to certain accounts payable, including payments to executives and former executives for earned and unpaid milestone payments and to its former legal counsel. In addition, the redemption of the Series A Preferred Stock eliminated from its balance sheet $17,500,000 of accrued liabilities for the liquidation value and accrued and unpaid dividends on the Series A Preferred Stock.

•                                          On October 9, 2007, we filed a definitive proxy statement for our Special Meeting of Stockholders to be held on November 8, 2007 in Charleston, South Carolina. At the special meeting, stockholders will vote on a proposal to terminate the Company’s Plan of Liquidation and Dissolution originally approved on May 22, 2001. Stockholders will also vote on a proposal to declassify the Company’s Board of Directors and make certain changes to the Company’s Amended and Restated Articles of Incorporation to remove provisions related to our former status as a REIT as well as a proposal to approve the adoption of the Golf Trust of America, Inc. 2007 Stock Option Plan. See further discussion below under the heading Possible Change in Business Strategy.

Possible Change in Business Strategy

Following the sale of the Resort and the redemption of the Series A Preferred Stock, the only remaining assets of the Company are (a) cash, (b) certain holdbacks and escrowed funds related to the sale of the Resort, (c) contingent assets related to litigation, and (d) Stonehenge.

Although the Company has operated under the plan of liquidation since May 22, 2001, pursuant to which it has successfully sold 33 of the 34 properties owned by the Company on that date, the Board now believes that it is in the best interests of the stockholders of the Company to actively consider and pursue alternative business strategies in order to maximize stockholder value. The Board and management currently are working together to develop a recommended Alternative Strategy. The Alternative Strategy could include, among other things, the pursuit of acquisitions, a sale of the Company or certain of its assets, mergers, joint ventures or other business combinations and partnerships. It is expected that the Alternative Strategy would focus on ways to extract value by capitalizing on existing strengths, such as the existing public platform, potential tax benefits from the Company’s net operating loss carryforwards, as permitted by applicable law, and its current liquidity which, combined with the public platform, could make it an attractive candidate for a business combination. The Board is also actively developing a proposal to restructure both the existing management team and the composition of the Board itself to align respective skills to ensure optimum consideration and implementation of an Alternative Strategy.

The implementation of an Alternative Strategy by the Company would be inconsistent with the plan of liquidation and would require that the plan of liquidation be terminated. On October 9, 2007, we filed a definitive proxy statement for our Special Meeting of Stockholders to be held on November 8, 2007 in Charleston, South Carolina. At the special meeting, stockholders will vote on a proposal to terminate the Company’s Plan of Liquidation and Dissolution originally approved on May 22, 2001. In the event that the stockholders approve the termination of the plan of liquidation, the Board expects that any potential transactions would be presented subsequently to the stockholders for consideration and approval as they may be identified and as may be appropriate under applicable law.

In the event that the stockholders do not approve the termination of the plan of liquidation, it would remain in place and the Company would continue to implement the plan of liquidation.

Assets Held for Sale

On August 23, 2007, the sale of Parcel F, which is a parcel of land adjacent to the Resort, closed. On September 6, 2007, we received sales proceeds of $2,500,000 from the seller of Parcel F, GHR, pursuant to a contractual right related to such a sale of Parcel F.

As noted above, as of November 2, 2007, our only remaining asset is Stonehenge for which the current estimated fair value is $6,801,000. Also, as of November 2, 2007, we have not entered into any binding agreements with prospective purchasers for the sale of Stonehenge.

Current Strategic Choices

As described above, the Company is exploring a full range of Strategic Alternatives, and presented the Board’s recommendation to its stockholders in the definitive proxy statement for the special meeting mailed to stockholders on October 9, 2007. Since we adopted the plan of liquidation in May 2001, we believe we have made significant progress in liquidating our assets. We have successfully closed on the sale of 33 of the 34 properties that we owned, leaving Stonehenge still remaining in our portfolio. If the Company ultimately continues the liquidation of its assets pursuant to the plan of liquidation, we anticipate making one or more liquidating distributions to the holders of our common stock. If the plan of liquidation is terminated, we will pursue Strategic Alternatives, as determined by the Board and stockholder approval of certain specific transactions will be sought as required by law. We will continue to pursue the sale of Stonehenge pursuant to terms and conditions that our Board deems to be in the best interests of our stockholders, including the timing of such sale.

Potential Use of a Liquidating Trust

If the termination of the plan of liquidation is not approved by the stockholders and the Company continues to pursue the sale of our remaining assets and the wind-up of the Company, as contemplated by our plan of liquidation, we may elect to contribute our remaining assets and liabilities to a liquidating trust. For a more complete description of our potential use of a liquidating trust, please refer to “Potential use of a Liquidating Trust; Related Income Tax Risks to our Stockholders” in Part 1, Item 1 of our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007.

Application of Critical Accounting Policies

Upon approval by our stockholders of the plan of liquidation on May 22, 2001, we adopted the liquidation basis of accounting for periods beginning after May 22, 2001. Pending any change in the Company’s strategic direction, as discussed above, the Company will continue to present its financial statements under the liquidation basis of accounting. The changes in Net Assets in Liquidation for Golf Trust of America, Inc., excluding the Resort and Golf Host Securities, Inc., are discussed below. This discussion of changes in net assets, instead of a discussion of operating results, is consistent with the presentation of the liquidation basis financial statements in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for the Resort are discussed separately below under the caption “Results of Operations for the Three and Nine Months Ended September 30, 2007”. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007, for a complete description of our critical accounting policies.

Reserve for Estimated Costs During the Period of Liquidation

The change in our reserve for estimated liquidation costs for the three and nine months ended September 30, 2007 is summarized in Note 2, Organization and Basis of Presentation, under the heading, Reserve for Estimated Costs During the Period of Liquidation, to our Condensed Consolidated Financial Statements contained in Item 1 above.

Results of Operations for the Three and Nine Months Ended September 30, 2007

Results of Operations

Following the sale of the Resort, the redemption of our Series A Preferred Stock and the receipt of our portion of the proceeds from the sale of Parcel F, the only remaining assets of the Company are (a) cash, (b) certain holdbacks, amounts due related to the working capital adjustment settlement, and escrowed funds related to the sale of the Resort, (c) contingent assets related to litigation, and (d) Stonehenge. Other than the two-week period before the closing of the sale of the Resort, our only substantive operations were those of Stonehenge, which are significantly less than those of the Resort.

The discussion and analysis that follows focuses on the Company’s results of operations in the quarter ended September 30, 2007 and material factors that could impact future liquidity and results of operations. Given that the significant majority of our operations were sold at the beginning of the third quarter, results of operations and cash flow comparisons with prior periods are not meaningful and, thus, are not provided.

Changes in Net Assets in Liquidation

January 1, 2007 to September  30, 2007

The change in our net assets for the three and nine months ended September 30, 2007 is summarized in Note 2, Organization and Basis of Presentation, under the heading Adjustments to Liquidation Basis of Accounting, to our Condensed Consolidated Financial Statements contained in Item 1 above.

Liquidity and Capital Resources

As a result of our need for liquidity at that time, on March 18, 2004, we entered into a loan agreement and related mortgage with Textron for a revolving line of credit. On August 4, 2005, we executed loan documents with Textron to amend the terms of the existing revolving loan. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000. The interest rate pursuant to the amended Textron loan documents continues to be the prime rate plus 1.75% per annum, paid monthly. The amendment extended the term of the loan from March 18, 2006 to March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The loan requires that the operations at Stonehenge for the immediately preceding twelve month period must be sufficient to meet a monthly debt service coverage ratio, as defined in the mortgage, of at least 1.20. At September 30, 2007, the Company did not meet the debt service coverage ratio (in part due to the ramped up efforts to improve the playing quality of the golf courses by spending a significant sum on additional maintenance labor, beautification efforts and repair and maintenance projects on the golf courses that do not qualify for capitalization); however, due to the fact that the Company has consistently paid our interest obligations throughout the term of the loan, Textron waived the covenant violation subject to re-evaluation at December 31, 2007.

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

As described above, the sale of the Resort and the receipt of sales proceeds for Parcel F significantly improved the Company’s liquidity. We anticipate that cash on hand, combined with cash flow from Stonehenge’s operations, will be sufficient to meet the Company’s operating needs in the near term.

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

Off Balance Sheet Arrangements

As of September 30, 2007, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Employment Agreements and Employment Security Agreements	$431	$431	$—	$—	$—
Textron revolving line of credit	4,714	410	4,304	—	—
Operating lease agreements at the managed golf courses	161	98	56	7	—
Advertising, service, equipment maintenance and other contracts and software license and support agreements at the managed courses	1	1	—	—
Lease agreements for GTA corporate office	7	5	2	—	—
Total of our consolidated obligations	$5,314	$945	$4,362	$7	$—

Interest is reflected, as applicable, in the commitments and obligations listed above.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007, for a description of our contractual obligations.

Inflation

We believe that inflation does not pose a material risk to us. Our main source of cash flow is golf course dispositions which are not particularly vulnerable to inflation because we can adjust our asking prices if supply/demand factors support an interest in the particular golf course. Although some of our obligations (such as the salary of our chief executive officer) automatically adjust for inflation, some of our rights are similarly indexed. Our golf course fees at Stonehenge are relatively flexible and can be increased, subject to constraints imposed by competition and, in some cases, patrons’ yearly membership privileges.

Seasonality

Since Stonehenge is a private membership club, the monthly member dues are the same throughout the year; however, swim and tennis revenues and expenses are higher in the summer months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the revolving line of credit that we obtained on March 18, 2004, and amended on August 4, 2005. At September 30, 2007, the outstanding debt under this line of credit subject to interest rate exposure is $4,100,000. As of September 30, 2007, a 25 basis point movement would have resulted in a $10,000 annualized increase or decrease in interest expense and cash flows.

We were also subject to market risk associated with changes in interest rates applicable to the non-revolving line of credit for $1,200,000 that GTA-IB obtained on April 10, 2007. This loan was repaid upon the closing of the sale of the Resort.

We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

Reference is made to Note 6, Debt, to the Condensed Consolidated Financial Statements in Item 1 for additional debt information.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

The complaint alleges that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction allegedly held illegal by the Internal Revenue Service, and that the GTA Defendants conspired with the BDO Defendants to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction. The plaintiffs are seeking damages of at least $3.7 million, together with legal expenses and other costs. On November 4, 2004, we filed an answer and counterclaims. On February 14, 2005, the court granted the motion to compel arbitration of the BDO Defendants as to claims against them, and it appears that the plaintiffs and the BDO Defendants have resolved their differences. On October 18, 2006, the plaintiffs filed a notice of dismissal of their claims against the BDO Defendants. On March 1, 2007, the U.S. District Court granted the GTA Defendants’ Motion for Summary Judgment. As of March 26, 2007, the plaintiffs have no remaining claims against any of the GTA Defendants. All of GTA Defendants’ counterclaims against the plaintiffs remain. Mediation and settlement efforts by the parties were unsuccessful. The trial for the GTA Defendants’ counterclaims against the plaintiffs began on August 6, 2007 and concluded on August 10, 2007. The plaintiffs made a motion for a directed verdict during trial that was granted with respect to one of the GTA Defendants’ claims, and denied for the remaining three claims. The jury returned a verdict for the GTA Defendants on their claims for breach of contract and breach of fiduciary duty, and awarded the GTA Defendants actual damages in the amount of $3,726,856. In addition, the GTA Defendants were awarded $150,000 in attorneys’ fees in connection with the breach of contract claim. On August 20, 2007, the plaintiffs moved for judgment notwithstanding the verdict, or, alternatively, a new trial. On September 7, 2007, the GTA Defendants filed a response in opposition to plaintiffs’ motion, and plaintiffs filed a reply on September 14, 2007. Any appeal rights are stayed pending the determination of this post-trial motion. On August 27, 2007, the GTA Defendants filed a motion to amend or correct certain minor language in the text of the judgment, and the plaintiffs responded in opposition to this motion on September 14, 2007. On August 31, 2007, the GTA Defendants filed a motion seeking attorneys’ fees in connection with the GTA Defendants’ successful defense against the plaintiffs’ original claims, along with a motion to seal the invoices attached as exhibits to the motion for attorneys’ fees. The plaintiffs responded in opposition to the motion on October 10, 2007, and the GTA Defendants filed a reply on October 22, 2007. All of the aforementioned post-trial motions remain pending before the Court. At this time, the Company is unable to assess the ultimate outcome of this litigation and has not recorded a receivable for the potential recovery of the award.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. The Court of Common Pleas for Richland County has ordered the case restored to the roster. As of November 2, 2007 the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

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

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal. The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees. On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims. On June 12, 2007, the Second District Court of Appeal denied the plaintiffs motion for rehearing. On September 11, 2007, Plaintiffs/Petitioners James M. Luckey, Mary Luckey, Marc Banning, Andrew McAdams, Aphrodite McAdams, Kirk Covert, Deborah Covert, Marcia Colwell and Joseph Colwell filed a Petition for Writ of Certiorari in the Supreme Court of the United States. On September 19, 2007, all of the respondents, including GTA-IB, LLC, filed a Waiver with the Supreme Court of the United States informing the Court that the respondents did not intend to file a response to the Petition for Writ of Certiorari unless one is requested by the Court. The respondents’ decision to file a waiver was based on the collective judgment of all defense counsel of record that the Petitioners’ Petition for Writ of Certiorari is meritless and has virtually no chance of success in their collective opinion. A further reason was the fact that if the Supreme Court of the United States does indicate that it may entertain the Petition, it will request a response at which time GTA-IB, LLC and the other respondents will have an opportunity to file our responses. At this time, the Company is unable to assess the likely outcome of this litigation.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs filed suit against GTA-IB, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. The Company is currently evaluating its alternatives regarding these claims given the fact that it no longer owns the Resort. At this time, the Company is unable to assess the likely outcome of this litigation.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment was fully accrued at June 30, 2007 and was paid concurrent with the sale of the Resort on July 16, 2007. If the Company were to prevail, the Company could possibly be awarded a reimbursement of a portion of these property taxes but the Company is unable to assess the outcome of this claim at this time.

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri by LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including the Operating Partnership. With respect to the Operating Partnership, plaintiffs seek to foreclose a mechanic’s lien upon property formerly owned by the Operating Partnership. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting the Operating Partnership’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003. Plaintiffs appealed the ruling to the Missouri Court of Appeals. The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. As of November 2, 2007, the trial date has not yet been set. At this time, the Company is unable to assess the likely outcome of this litigation.

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

ITEM 1A. RISK FACTORS

Risks Related to the Plan of Liquidation

As described in Part I, Item 2, Management’s Discussion  and Analysis of Financial Condition and Results of Operations, above, a proposal to terminate the plan of liquidation will be presented at the special meeting on November 8, 2007. If our plan of liquidation is not terminated at the November 8, 2007 special meeting, we will continue moving forward with the orderly liquidation of our remaining assets and the distribution of net proceeds to our stockholders. Risks associated with the pursuit of the plan of liquidation include:

The delayed sale or liquidation of our remaining assets, or our inability to sell or liquidate them, may reduce or delay liquidating distributions.

Although we have reported the estimated fair value of our remaining assets, including Stonehenge, in this Quarterly Report on Form 10-Q, we can provide no assurance that these estimates reflect its actual current market value. Potential unknown factors such as our inability to sell Stonehenge at an acceptable price and pursuant to acceptable terms may adversely effect the fair value of these assets or delay the liquidation of these assets. Accordingly, the amount of total liquidating distributions we make to holders of our common stock over the remainder of the liquidation period may be significantly less than we project or the timing of those distributions may be later than anticipated.

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

Our ability to consummate a transaction favorable to us for Stonehenge will depend to a large extent on the experience and ability of our president and chief executive officer, W. Bradley Blair, II, and his experience and familiarity with our assets, counter-parties and the market for golf course sales. We believe that a loss of Mr. Blair’s services could materially harm our ability to complete the plan of liquidation in a reasonably expeditious manner and the prospects of selling our assets at the best potential prices.

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

Risks Associated with the Termination of the Plan of Liquidation and the Pursuit of Alternative Business Strategies

As described in Part I, Item 2, Management’s Discussion  and Analysis of Financial Condition and Results of Operations, above, a proposal to terminate the plan of liquidation will be presented at the special meeting on November 8, 2007. There are significant risks associated with terminating the plan of liquidation and pursuing alternative business strategies. These risks include, but are not limited to, the following:

We will incur significant expenses operating our existing properties and pursuing our new business strategy, which will reduce the amount of cash available to us for a business combination.

We will continue to incur costs and expenses to operate our remaining golf course properties, maintain our public company status and pursue potential business combinations, including business evaluation and due diligence costs, professional fees and other transaction costs. These ongoing costs and expenses will reduce the cash available for business combinations and possibly limit the number of target businesses we can reasonably pursue.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a suitable business combination.

We expect to encounter competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for business combinations. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial and other resources than we do. While we believe that there are numerous potential target businesses that we could evaluate and pursue, our ability to compete may be limited by our available financial resources.

If we cannot complete a suitable business combination, the ultimate liquidation value of Golf Trust, if any, could be less than the current net asset value or the value that would be received if Golf Trust completed its liquidation under the plan of liquidation.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We have not identified any prospective targets and therefore cannot ascertain the capital requirements for any particular transaction. If our cash liquidity proves to be insufficient, either because of the size of the business combination or the depletion of available cash due to operating costs, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the new business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the new business.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business with which we may ultimately complete a transaction. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management and Board will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Our ability to utilize NOLs to offset future taxable income could be reduced significantly, or eliminated, by our strategic plans following the termination of the Plan of Liquidation or events outside of our control.

Golf Trust currently has approximately $82 million in federal income tax NOLs. Our ability to preserve these NOLs for future use by Golf Trust or the surviving corporation in a business combination is dependent on numerous rules and regulations. It is possible that the ownership shift that would accompany some of the business combination opportunities Golf Trust could pursue following the termination of the plan of liquidation would result in a substantial reduction in available NOLs. The available NOLs could also be reduced substantially if some or all of our significant stockholders increase their proportional ownership in Golf Trust through open market purchases of common stock.

Specifically, the availability of NOLs will be reduced if there is a more than 50% change in ownership over a three-year rolling period with respect to stockholders that own 5% or more of our outstanding common stock, whether they own 5% at the beginning of the period or cross that threshold during the period. Golf Trust estimates that there had been a 36% change in ownership for purposes of that analysis as of September 18, 2007. Therefore, a further 14% change in ownership resulting from a business combination or open market purchase or otherwise could result in an NOL reduction. We cannot provide a firm estimate of a future NOL reduction at this time due to the variability of several important analytical factors. However, for illustrative purposes, the amount of NOLs available assuming a hypothetical 14% change of ownership on September 18, 2007 would have been approximately $13 million, subject to the annual utilization limitations set forth in Section 382 of the Internal Revenue Code. However, the amount of available NOLs resulting from a change in ownership depends on factors such as the market price of our common stock, market capitalization, changes in ownership over time, prevailing interest rates and the nature and structure of any business combinations. Changes in any of these variables between the date of our illustration and any future change in ownership could decrease the available NOLs to an amount substantially below $13 million. In addition, if the sale of our remaining golf course assets occurs within two years of a change of ownership, our available NOLs could be eliminated.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

The average daily trading volume of our common stock has historically been relatively low and is likely to continue to be low if the plan of liquidation is terminated. As a result of this relatively low trading volume, our stock price can be highly volatile. Any large sales could have a negative effect on our stock price and its volatility.

If we fail to meet American Stock Exchange listing standards in the future as a result of our changing operations, the American Stock Exchange could delist our securities from quotation on its exchange, which could limit investors’ ability to complete transactions in our securities and subject us to additional trading restrictions.

Golf Trust’s common stock is listed on the American Stock Exchange. We expect that the termination of the plan of liquidation will prompt an informal or formal notice from the American Stock Exchange regarding our continued listing. We cannot assure you that our response to any such notice will be acceptable and that our common stock will continue to be listed on the American Stock Exchange in the future if we fail to meet its listing standards as a result of our changing operations. The delisting of our common stock from trading on the American Stock Exchange could have adverse consequences, including a limited availability of market quotations for our common stock, a limited amount of news and analyst coverage for Golf Trust, a decreased ability to issue additional securities or obtain additional financing in the future and reduced attractiveness as a business combination partner.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we do, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations; and

• foreign laws affecting enforceability of contracts and available legal remedies.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Golf Trust may issue shares of common stock, preferred stock or debt securities to complete a business combination or options or other equity awards to our new management or the management of a target business in a business combination, both of which would reduce the equity interest of our current stockholders and could cause a change in control.

Golf Trust may issue additional shares of common stock or preferred stock to complete a business combination. We may also issue options or other equity awards to our new management or the management of a target business in a business combination. These issuances could (i) significantly reduce the equity interest of our current stockholders, (ii) subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock, (iii) cause a change in control, which may affect, among other things, our ability to use our NOLs, and (iv) adversely affect the prevailing market prices for our common stock. Similarly, if we issue debt securities, it could expose Golf Trust to events of default and acceleration of our debt obligations as well as limit our ability to obtain additional financing on acceptable terms.

Our ability to successfully effect a business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, all of whom will join us following the termination of the plan of liquidation, or after a business combination.

We intend to identify and hire new management personnel if the plan of liquidation is terminated. Our success in effecting a business combination will, therefore, depend largely on our ability to find and retain the services of experienced senior management with skills applicable to our business plan. While we anticipate that Mr. Pearce will assume the duties of Chief Executive Officer and Mr. Toor will become the Chairman of the Board, these appointments are dependent on reaching a mutually satisfactory compensation arrangement with each of them. If we do not retain the services of either of Messrs. Pearce and Toor, Golf Trust will continue to evaluate alternative management candidates.

Following a business combination, it is likely that some or all of the management of the target business will remain in place, although it is possible that our new management would remain associated in senior management or advisory positions with the target business. The success of the company following a business combination will, therefore, depend largely on the skills and success of the management of the target company. The ability of our new management to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

It is likely that initially we will only be able to complete one business combination, which will cause us to be dependent on a single business and its products or services.

Although any proceeds from the sale of our remaining assets, including Stonehenge, and the realization of certain contingent assets, such as the funds held in escrow in connection with the sale of the Resort, could increase our cash liquidity, it is probable that we will have the ability to complete only one business combination with a single operating business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business or upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The reporting requirements under SEC rules relating to shell companies may delay or prevent us from making certain acquisitions.

Under SEC rules, Golf Trust may be deemed to be a shell company once the bulk of its remaining operating assets are sold. These rules are designed to ensure that investors in shell companies that cease to be shell companies following a transaction have timely access to material information regarding the transaction and the company’s resulting financial condition. The rules prohibit the use by shell companies of registration statements on Form S-8 and require a shell company to include extensive financial and other information in the Current Report on Form 8-K filed to report the acquisition of a business. The information to be included is equivalent to that required for the registration of a class of securities under the Securities Exchange Act of 1934, as amended.

The Current Report on Form 8-K would include a detailed description of the acquired company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management’s discussion and analysis of results of operations. The Current Report on Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after the completion of the acquisition, instead of 75 days as required of non-shell companies.

                The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Golf Trust, or deter potential targets from negotiating with Golf Trust. If Golf Trust were to be deemed a shell company, any increased difficulty in Golf Trust’s ability to identify and consummate an acquisition with an appropriate merger candidate could materially adversely affect Golf Trust’s ability to successfully implement its business combination strategy.

Risk Factors Relating to Stonehenge

Risks related to the ongoing ownership and operation of Stonehenge include:

We face competition to acquire additional members to Stonehenge and maintain existing memberships.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF TRUST OF AMERICA, INC.

Date: November 7, 2007	By:	/s/ W. Bradley Blair, II
W. Bradley Blair, II
Chief Executive Officer and President

Date: November 7, 2007	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Principal Accounting Officer and Secretary