Form 10-K
period 2007-12-31
GOLF TRUST OF AMERICA INC
filed 2008-03-31
CIK 1024126

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number: 001-14494.

Golf Trust of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation)	33-0724736 (I.R.S. Employer Identification Number)
10 North Adger's Wharf Charleston, SC 29401 (Address of principal executive offices) (Zip Code)	(843) 723-4653 (Telephone number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value$0.01 per share	American Stock Exchange
Preferred Stock Purchase Rights	American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         On March 25, 2008, the registrant Golf Trust of America, Inc., or GTA, had 7,317,163 shares of its common stock outstanding. On June 29, 2007, which was the last business day of GTA's most recently completed second fiscal quarter, GTA's public float was approximately $15,439,610 (based on 6,433,171 shares of common stock then held by non-affiliates and a closing price that day of $2.40 per share of common stock on the American Stock Exchange). These public float calculations exclude shares held on the stated dates by GTA's officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

         Documents Incorporated By Reference: Certain exhibits to GTA's prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 72.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2007
TABLE OF CONTENTS

i

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Annual Report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated Annual Report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict when we will complete an acquisition and the ultimate impact on the Company thereof. Accordingly, our projections in this Annual Report are subject to uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interests. Many important factors that could cause such a difference are described under the caption "Risk Factors," in Item 1A of this Annual Report, which you should review carefully.

ii

PART I

ITEM 1. BUSINESS

Significant Events since the filing of our last Quarterly Report

        Significant events occurring since November 7, 2007 (the filing date of our Form 10—Q for the third quarter of 2007) include:

  •
  On November 8, 2007, at a Special Meeting of Stockholders of the Company, the termination of the Company's Plan of Liquidation and Dissolution (the "POL") was approved by the stockholders of the Company. The termination of the POL was proposed to stockholders in connection with the Company's decision to explore alternative growth strategies, including a merger, capital stock exchange, asset acquisition or other business combination, in order to maximize stockholder value. The Company determined that operating as a going concern outside of the POL would afford additional flexibility in the pursuit of a new strategic direction. The Board will still be permitted to pursue the sale of the Company's remaining assets and liquidate the Company if the Company is unable to identify and affect a viable alternative, but will no longer be required to do so by the terms of the POL. The Definitive Proxy Statement for this meeting was dated October 9, 2007 and was filed on November 8, 2007.

  •
  Subsequent to the termination of the POL, the Company has continued to own and operate its remaining 960-member private golf property, the Country Club at Wildewood and the Country Club at Woodcreek Farms (which are collectively known as Stonehenge) which are located in Columbia, SC. Concurrently, we have placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for shareholders. The Company seeks to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also evaluate acquisitions or business combinations in unallied industries.

  •
  As part of the transition of senior management in connection with the termination of the POL, on November 8, 2007 W. Bradley Blair, II announced his resignation as Chief Executive Officer and President of the Company and as a director. On the same day, the Company and Mr. Blair entered into a Termination of Employment Agreement and a Consulting Agreement. Mr. Blair's employment with the Company terminated on November 8, 2007 pursuant to the Termination of Employment Agreement. Under the Consulting Agreement, Mr. Blair will provide the Company with consulting services solely at the request of the Company at a rate of $400 per hour. The Consulting Agreement began on November 8, 2007 and will end on June 8, 2008. As of March 16, 2008, no sums have been paid to Mr. Blair in conjunction with this consulting agreement. These Agreements are filed as Exhibits 10.1.3 and 10.1.4, respectively, to this Annual Report on Form 10-K.

  •
  On November 8, 2007, the Board appointed Michael C. Pearce, a current member of the Board, as Chief Executive Officer and President of the Company. The Company and Mr. Pearce were parties to a consulting agreement since January 9, 2007, whereby Mr. Pearce had been advising the Company on matters pertaining to corporate development initiatives for a fee of $12,000 per month. In connection with his appointment as Chief Executive Officer and President on November 8, 2007, the Company entered into an Employment Agreement with Mr. Pearce and the consulting agreement was mutually terminated by both parties. The term of the Employment Agreement began on November 8, 2007. Pursuant to the agreement, the Company initially paid Mr. Pearce an annual base salary of $144,000 which was subsequently adjusted by the Board on December 17, 2007 to $180,000 in recognition of expanded duties as a result of Mr. Pearce being elected to the additional role of Chairman of our board of directors. Mr. Pearce is eligible to participate in all of the Company's employee benefit programs for which senior executive employees of the Company are generally eligible. Pursuant to the Employment Agreement, the

    Company granted Mr. Pearce 275,000 stock appreciation rights ("SARs") on November 8, 2007 with the provision that these SARs would be terminated when the applicable stock option plan was approved by the Company's stockholders. On December 14, 2007, Mr. Pearce's stock appreciation rights terminated, and in their place, Mr. Pearce received a grant of 275,000 options to purchase common stock, which will vest ratably on each of the first three anniversaries of the grant date in the amounts of 91,667, 91,667 and 91,666, respectively. However, all unvested options will automatically vest upon a termination without cause, death or disability, change of control of the Company or other similar fundamental corporate transaction. Mr. Pearce's Employment Agreement is filed as Exhibit 10.2 to this Annual Report on Form 10-K.

  •
  On December 14, 2007, at the Annual Meeting of our stockholders, three new directors were elected to our Board of Directors, Mr. Jonathan M. Couchman, Mr. Jay A. Gottlieb, and Mr. William Vlahos. See further discussion below in Part II, Item 9B and Part III, Item 10 of this Annual Report.

  •
  Also, at the Annual Meeting on December 14, 2007, the Company's 2007 Stock Option Plan (the "Option Plan") was approved. A copy of the Option Plan was filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed on November 16, 2007. See further discussion below in Part III, Item 11 of this Annual Report.

  •
  On December 14, 2007, the Company's then Controller, Tracy S. Clifford, agreed to remain as an employee of the Company and was promoted to Chief Financial Officer. Therefore, the consulting aspect of her Severance and Consulting Agreement (filed as Exhibit 10.3 to this Annual Report on Form 10-K) was not activated. There was no change in her annual salary; however, on January 18, 2008, she was awarded 50,000 stock options which will vest ratably on each of the first three anniversaries of the grant date in the amounts of 16,666, 16,667 and 16,667 respectively.

  •
  As more fully described in Item 3, the Company settled its dispute regarding the Young Complaints. On February 1, 2008, the parties filed with the Court an agreement to settle all disputes. Pursuant to the settlement agreement, the Plaintiffs will pay $500,000 in the form of a note payable, and transfer title to certain land in Charleston County, South Carolina, to the Company.

  •
  On December 14, 2007, we received a letter (the "Amex Letter") from the American Stock Exchange (the "Exchange" or "Amex") confirming Amex's intention to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") pursuant to Section 1009 of the Amex Company Guide (the "Guide") to strike the Company's common stock from listing and registration on the Exchange. After several communications with Amex, on March 5, 2008, we received a letter confirming that we had resolved the continued listing deficiencies referenced in the Amex letter dated December 14, 2007 and stating that our continued listing eligibility will continue to be assessed on an ongoing basis. See further discussion in our Current Reports on Form 8-K filed on December 20, 2007 and February 19, 2008, both of which are incorporated herein by reference.

  •
  See further discussion below in Part I, Item 3 of this Annual Report on Form 10-K regarding current status of other historical legal proceedings.

General Description of our Business

        We were originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., referenced in this report as GTA, was incorporated in Maryland on November 8, 1996. We were structured as an "UPREIT," which is a structure in which a public REIT acts as general partner of an operating partnership. Since 2002 we no longer qualify as a REIT. Our interests in our golf courses are held through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this Annual Report, the term "company," "we" or "us" generally includes GTA, the operating partnership and all of our subsidiaries.

        From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Innisbrook Resort and Golf Club (the "Resort"), which is located near Tampa, Florida.

        On February 25, 2001, our board of directors adopted, and on May 22, 2001 the holders of our common and preferred stock approved, a plan of liquidation, or "POL" for our company. The POL contemplated the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorized us to establish a reserve to fund our contingent liabilities. As required by generally accepted accounting principles, or GAAP, we adopted the liquidation basis of accounting for all accounting periods beginning on or after May 22, 2001. Subsequently, the Company sold 45 of the 47 (18-hole equivalent) golf courses in which the Company once held interests pursuant to the POL.

        Following the sale of the Resort and the redemption of the Company's Series A Cumulative Convertible Redeemable Preferred Stock on July 16, 2007, the Board, believing that the termination of the POL affords the Company flexibility in maximizing value for its stockholders, adopted a resolution declaring it advisable to terminate the POL. On November 8, 2007, the Company's stockholders approved the proposal to terminate the POL. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

        Operating the Company as a going concern allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board is still permitted to pursue the sale of the Company's final property and/or consider the liquidation of the Company in the event that it is unable to identify and effect a viable alternative, but it would no longer be required to do so by the terms of the POL.

        Our executive offices are located at 10 North Adger's Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

The Operating Partnership and our Subsidiaries

        We originally acquired a number of golf courses as contributions to our operating partnership in exchange for partnership equity in the form of units of limited partnership interests, called operating partnership, or OP, units. In those cases, prior owners of those golf courses became limited partners in our operating partnership. Our operating partnership, through its subsidiaries, is the legal owner of our remaining golf courses. GTA GP, Inc. is the sole general partner of the operating partnership and GTA LP, Inc. is a limited partner of the operating partnership.

        GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA's general and limited partnership interests in our operating partnership. We also have a number of wholly-owned subsidiaries, typically limited liability companies, which were established to manage the operations of the golf courses after termination of the lessees' leasehold interest therein, most of which are currently inactive.

Employees

        At March 25, 2008, our corporate office had four full-time employees (including our chief executive officer and our chief financial officer) and one part-time staff accountant. Further staff downsizing steps have been implemented as part of the cost reduction initiatives related to the

Company's corporate overhead. In addition, as of March 25, 2008, Stonehenge had approximately 43 full-time employees and 48 part-time employees, some of which are seasonal in nature. We are the co-employer of both the staff at the corporate office and the employees at Stonehenge as we lease their services from an independent employee leasing company.

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

        We currently have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with Stonehenge. At the time of our various acquisitions, all of our golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant.

Government Regulation

        Our golf courses, like most public businesses, are subject to the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and the construction of capital improvements at our golf courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for related costs incurred at the golf properties to comply with ADA requirements.

Competition

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

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer and our principal accounting officer, as well as to all of our directors and our other officers and employees. Our Code of Ethics is filed with the SEC as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003. Any waivers of the Code of Ethics for directors or executive officers must be approved by our board of directors and disclosed in a Form 8-K filed with the SEC within five days of the waiver. No such waivers have been requested or granted.

Web Site Access to our Periodic SEC Reports

        Our primary Internet address is www.golftrust.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K), current reports (Form 8-K) and our directors and officers beneficial ownership reports (Forms 3, 4 and 5) available free of charge through our Web site (by hyperlink to the SEC's Web site) as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the news releases section of our Web site, as allowed by SEC rules. These disclosures may include amendments to and waivers of our Code of Ethics.

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

ITEM 1A. RISK FACTORS

Risks Associated with the Termination of the Plan of Liquidation and the Pursuit of Alternative Growth Strategies

        As described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, a proposal to terminate the plan of liquidation was approved at the special meeting on November 8, 2007. There are significant risks associated with terminating the plan of liquidation and pursuing alternative growth strategies. These risks include, but are not limited to, the following:

The Company will be confronted by significant challenges as it attempts to grow its operations.

        The Company seeks to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also pursue acquisitions and other business combinations. While we believe that there are numerous potential target businesses that we could evaluate and pursue, our ability to consummate a transaction may be limited by our available financial resources. We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

        The Company may also issue shares of common stock, preferred stock or debt securities to complete a business combination. We may issue options or other equity awards to our new management or the management of a target business in a business combination, both of which would reduce the equity interest of our current stockholders and could cause a change in control.

        Our ability to successfully effect a business combination or otherwise expand our business will be dependent upon the efforts of our key personnel, all of whom joined us following the termination of the plan of liquidation, or those who would prospectively join in conjunction with a business combination.

        Finally, our financial resources may initially dictate that we will only be able to complete one business combination or growth initiative, which will cause us to be increasingly dependent on a single business and its products or services. In this case, we may not be able to satisfactorily diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Our ability to utilize NOLs to offset future taxable income could be reduced significantly, or eliminated, by our strategic plans following the termination of the Plan of Liquidation or events outside of our control.

        The Company currently has approximately $82 million in federal income tax net operating losses (NOLs). Our ability to preserve these NOLs for future use by us or the surviving corporation in a business combination is dependent on numerous rules and regulations. It is possible that the ownership shift that would accompany some of the business combination opportunities the Company could pursue following the termination of the plan of liquidation would result in a substantial reduction in available NOLs. The available NOLs could also be reduced substantially if some or all of our significant stockholders increase their proportional ownership in the Company through open market purchases of common stock. However, the amount of available NOLs resulting from a change in ownership depends on factors such as the market price of our common stock, market capitalization, changes in ownership over time, prevailing interest rates and the nature and structure of any business combinations. Changes in any of these variables between the date of our illustration and any future change in ownership could decrease the available NOLs to an amount substantially below $13 million. In addition, if the sale of our remaining golf course assets occurs within two years of a change of ownership, our available NOLs could be eliminated.

The market price of our common stock has been, and is likely to continue to be, highly volatile.

        The average daily trading volume of our common stock has historically been relatively low and is likely to continue to be low. As a result of this relatively low trading volume, our stock price can be highly volatile. Any large sales could have a negative effect on our stock price and its volatility.

If we fail to meet American Stock Exchange listing standards in the future, the American Stock Exchange could delist our securities from quotation on its exchange, which could limit investors' ability to complete transactions in our securities and subject us to additional trading restrictions.

        The Company's common stock is listed on the American Stock Exchange. The delisting of our common stock from trading on the Exchange could have adverse consequences, including a limited availability of market quotations for our common stock, a limited amount of news and analyst coverage for the Company, a decreased ability to issue additional securities or obtain additional financing in the future and reduced attractiveness as a business combination partner.

If we are unable to retain certain key executives and staff members to conduct normal business operations, financial results may be negatively impacted, as well as our ability to remain a timely filer.

        Our ability to continuously maintain operations will depend to a large extent on the experience and ability of our chairman, president and chief executive officer, Michael C. Pearce, and his experience and familiarity with our assets, counter-parties and the market for related assets. We believe that a loss of Mr. Pearce's services could materially harm our ability to maximize existing assets and develop avenues for expansion.

        We are highly dependent on the services of Tracy S. Clifford, our chief financial officer. If Ms. Clifford were to resign, we would likely seek to hire a replacement for her, the cost of which would depend on our determination of the experience and skills that must be possessed by her replacement in light of our financial condition, our assets, and the complexity of any issues bearing on us at that time.

        If we are unable to retain certain key executives and staff members, ordinary business operations and regulatory compliance timeliness may be jeopardized.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        As of March 25, 2008, our only remaining golf course property is Stonehenge which is a private country club that includes two 18-hole golf courses, tennis facilities, a full-service restaurant and other amenities operating under one club structure. The Country Club at Woodcreek Farms was recognized by Golf Digest in 2000 in its listing of "Best Courses By State". It was 19th in South Carolina. Stonehenge derives revenues principally from membership dues, initiation fees, transfer fees, golf cart rentals, guest fees, food and beverage operations and merchandise sales. Initiation fees and membership dues at private country clubs are determined according to the particular market segment in which the club operates. Revenue and cash flows of private country clubs generally are more stable and predictable than those of public courses because the receipt of membership dues generally is independent of the level of course utilization.

        As of March 25, 2008, the Stonehenge golf courses are pledged as collateral under our credit line with Textron Financial Corporation.

ITEM 3. LEGAL PROCEEDINGS

        We are currently involved in, or prior to the filing of this Annual Report we have concluded, the following legal proceedings:

Young Complaints

        On March 22, 2004, a lawsuit was filed in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.) (collectively "the Youngs"), against our independent auditors, BDO Seidman, LLP, and three former BDO partners (the "BDO Defendants"), and the Company and our executive officers (the "GTA Defendants").

        The complaint alleged that the BDO Defendants engaged in professional malpractice, misrepresentation, breach of fiduciary duty and fraud by counseling plaintiffs to participate in a type of tax shelter transaction allegedly held illegal by the Internal Revenue Service, and that the GTA Defendants conspired with the BDO Defendants to convince Mr. Young that he would realize a large projected tax gain in order to induce Mr. Young (and the other plaintiffs) to enter into the failed tax shelter transaction. The plaintiffs sought damages of at least $3.7 million, together with legal expenses and other costs. On February 1, 2008, the Company and the Youngs filed with the court an agreement to settle all disputes. Pursuant to the settlement agreement, the plaintiffs have paid the Company $500,000 in the form of an installment note and transfer title to certain land in Charleston County, South Carolina to the Company. The court found that the parties had settled this dispute and declared the post-trial motions moot on February 19, 2008. The Youngs and BDO Seidman, LLP and its partners had previously resolved their differences. The case is now closed. The Settlement Agreement, Confession of Judgment and Promissory Note executed in this settlement were filed as Exhibits 10.1, 10.2 and 10.3, respectively, to our Current Report on Form 8-K filed on February 4, 2008.

Stonehenge (Country Club at Wildewood and Country Club at Woodcreek Farms)

        On April 22, 2002, we filed an action entitled Golf Trust of America, L.P. and GTA Stonehenge, LLC v. Lyndell Lewis Young and Stonehenge Golf Development, LLC in the Court of Common Pleas for Richland County. We asserted causes of action against the defendant for breach of contract, fraud and unfair trade practices. We were seeking damages of approximately $172,000, which represents prepaid dues that were not disclosed by the defendants. A counterclaim for payment under a consulting agreement, along with claims for payment of operating/maintenance and insurance expenses was filed by the defendant against us on June 20, 2002. The Court dismissed the case on May 28, 2003. On March 15, 2005, we took action to restore the case. The Court of Common Pleas for Richland County had ordered the case restored to the roster. On March 17, 2008, the parties entered in to a settlement agreement whereby, upon payment by us of $22,500 to Lyndell Lewis Young, the parties executed a dismissal with prejudice of this case, including all claims and counterclaims that have been alleged, or could have been brought in that suit. The case is now closed.

Land Use Lawsuits

        On March 10, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court. In this report, the Company refers to this matter as the "Initial Land Use Lawsuit". The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of Parcel F, which is owned by Golf Host Resorts, Inc., or GHR, the former owner of the Resort. The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F. On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert and the Autumn Woods Homeowner's Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit. In this report, the Company refers to this matter as the "Subsequent Land Use Lawsuit" and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the "Land Use Lawsuits".

        From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal. The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants' motion for attorney fees. On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims. On June 12, 2007, the Second District Court of Appeal denied the plaintiffs motion for rehearing. On September 11, 2007, Plaintiffs/Petitioners James M. Luckey, Mary Luckey, Marc Banning, Andrew McAdams, Aphrodite McAdams, Kirk Covert, Deborah Covert, Marcia Colwell and Joseph Colwell filed a Petition for Writ of Certiorari in the Supreme Court of the United States. On September 19, 2007, all of the respondents, including GTA-IB, LLC, the wholly owned subsidiary of our operating partnership that owned the Resort, filed a Waiver with the Supreme Court of the United States informing the Court that the respondents did not intend to file a response to the Petition for Writ of Certiorari unless one is requested by the Court. The respondents' decision to file a waiver was based on the collective judgment of all defense counsel of record that the Petitioners' Petition for Writ of Certiorari is meritless and has virtually no chance of success in their collective opinion. A further reason was the fact that if the Supreme Court of the United States does indicate that it may entertain the Petition, it will request a response at which time GTA-IB, LLC and the other respondents would have an opportunity to file our responses. On October 8, 2007 the United Sates Supreme Court denied the Petitioners' (Luckey, et al) Petition For Writ Of Certiorari. That denial concluded this litigation and left intact the decision of the Florida Second District Court of Appeal's in favor of the Defendants in that case which includes GTA-IB, LLC. This case is now closed.

Wall Springs Conservatory, Inc. Complaint

        On July 13, 2006, Wall Springs filed suit against GTA-IB, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. On February 15, 2008, we paid $5,000 which was an agreed upon amount for an easement and the parties have verbally agreed to dismiss this litigation. This case is now considered closed.

Property Tax Lawsuit

        We filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. The entire Pinellas County assessment was fully accrued at June 30, 2007 and was paid concurrent with the sale of the Resort on July 16, 2007. In January 2008, we settled the lawsuits with the Pinellas County Property Appraiser and Tax Collector for all years. As a result of the settlement, we received reductions in the 2004 and 2005 assessments and agreed to dismiss the 2006 lawsuit. Based on the reductions in the assessed value, the Company expects to receive a total refund of approximately $170,000 (of which $117,000 was received on or about February 25, 2008). The case is now considered closed.

Lake Ozark Industries, Inc. ("LOCI") and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        The titled action was brought in the Circuit Court of Miller County, Missouri by LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership. Plaintiffs assert LOCI performed construction services on, or that benefited, the property of various defendants, including the Operating Partnership. With respect to the Operating Partnership, plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by the Operating Partnership. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting the Operating Partnership's Motion for Summary Judgment in April 2002 and a final judgment in November 2003. Plaintiffs appealed the ruling to the Missouri Court of Appeals. The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On March 12, 2008, a case management conference was held. The presiding judge set September 30, 2008, as deadline for completing discovery and scheduled another conference for October 8, 2008, at which time it is anticipated that the case will be set for trial. At this time, the Company is unable to assess the likely outcome of this litigation.

Routine Litigation

        Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. We have in the past been, and expect to continue in the future to be, subject to proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner of the golf course. Since we are now the owner and operator of our remaining golf courses, we maintain insurance to defend against the above reference type of actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A special meeting of our stockholders was held on November 8, 2007. The matters voted upon at the meeting were three proposals: to terminate the POL, to amend and restate the amended and restated articles of incorporation and to approve the adoption of the our 2007 Stock Option Plan. Our stockholders voted in the affirmative on the first two proposals but the adoption of our 2007 Stock Option Plan was not approved. The votes were cast as follows for each proposal:

Proposal	Shares Cast For	Abstentions	Authority Withheld
Terminate the POL	5,459,302	6,924	343,286
Amend and restate the amended and restated articles of incorporation	5,461,431	9,139	338,942
Adoption of our 2007 Stock Option Plan.	1,832,277	11,235	3,966,000

        Our Annual Meeting of stockholders was held on December 14, 2007. The matters voted upon at the meeting were the election of five directors to serve until our 2008 annual meeting of stockholders and the adoption of our 2007 Stock Option Plan. Our stockholders voted to elect Messrs. Jonathan M. Couchman, Jay A. Gottlieb and William Vlahos and voted to re-elect Messrs. Michael C. Pearce and Jan H. Loeb to our board of directors all to serve until our 2008 annual meeting of stockholders. The votes were cast as follows:

Director	Shares Cast For	Authority Withheld
Mr. Jonathan M. Couchman	6,742,486	348,946
Mr. Jay A. Gottlieb	6,742,636	348,796
Mr. William Vlahos.	6,762,636	328,796
Mr. Jan H. Loeb	3,680,986	3,410,446
Mr. Michael C. Pearce	6,762,451	325,981
Adoption of our 2007 Stock Option Plan	4,503,231	471,191

        There were no broker non-votes.

Deadlines for Submitting Stockholder Proposals for our 2008 Annual Meeting

        Any stockholder who meets the requirements of Rule 14a-8 and the other proxy rules under the Securities Exchange Act of 1934, as amended, may submit proposals to the Board of Directors to be considered for inclusion in the proxy statement mailed to stockholders in advance of the 2008 Annual Meeting. Any such proposal should be received by the Secretary of Golf Trust at 10 North Adger's Wharf, Charleston, South Carolina 29401 by July 19, 2008.

        Stockholders wishing to present a proposal at the 2008 Annual Meeting of Stockholders, but not in the proxy statement, must provide Golf Trust with timely written notice. To be timely, your written notice should be received by the Secretary of Golf Trust at 10 North Adger's Wharf, Charleston, South Carolina 29401 between August 16, 2008 and September 15, 2008. Proposals must include all of the information required by Article III, Section 2(e) of Golf Trust's Bylaws, including the name and address of the stockholder, the text to be introduced, the number of shares held, the date of their acquisition and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the meeting may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is listed on the American Stock Exchange under the symbol "GTA." Since our inception, we completed two underwritten public offerings. On March 25, 2008, the most recent practicable date prior to the filing of this Annual Report, the closing price of our common stock as reported on the American Stock Exchange was $1.47 per share. The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices per share of our common stock as quoted on the American Stock Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares
	High	Low
2006:
First Quarter	1.50	1.25
Second Quarter	1.40	0.75
Third Quarter	0.92	0.42
Fourth Quarter	1.56	.068
2007:
First Quarter	1.85	1.46
Second Quarter	2.66	1.85
Third Quarter	2.56	1.97
Fourth Quarter	2.30	1.89
2008:
First Quarter (through March 25, 2008)	2.14	1.47

Stockholder Information

        On March 25, 2008, we had 7,317,163 shares of common stock outstanding. As of March 25, 2008, those shares were held of record by 68 registered holders and by an estimated 1,183 beneficial owners.

Dividends

        We did not make any distributions for the year ended December 31, 2007.

Recent Sales of Unregistered Securities

        Under our operating partnership agreement, each of the limited partners (other than GTA LP, Inc.), generally had the right to tender OP units for redemption by the operating partnership. In that case, we have the option of either exchanging OP units for shares of our common stock, on a one-for-one basis, or of buying back the OP units for an equivalent amount of cash, based on the then-current market price of our common stock. The OP units of the last limited partner were redeemed on August 23, 2006; therefore, we no longer have any limited partners.

Securities Authorized for Issuance under Equity Compensation Plans

        See Item 12 in this Annual Report for a discussion of securities authorized for issuance under our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following description of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Annual Report.

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our forecasts in this Annual Report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated Annual Report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Accordingly, our forecasts in this Annual Report, are subject to uncertainty. Our forecasts should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interests. Many important factors that could cause such a difference are described under the caption "Risk Factors," in Item 1A of this Annual Report, which you should review carefully.

Termination of the Plan of Liquidation

        The Board adopted a resolution declaring the termination of the Plan of Liquidation, or the "POL", advisable and the Company's stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

        On February 25, 2001, the Board had adopted, and on May 22, 2001, our common and preferred stockholders had approved, the POL. The POL contemplated the sale of all of the Company's assets and the payment of, or provision for, the Company's liabilities and expenses, and authorized the Company to establish a reserve to fund any contingent liabilities. The Board's decision to adopt the POL followed a lengthy process in which the Board and management reviewed different strategic alternatives with the goal of maximizing stockholder value. Subsequently, the Company sold 45 of the 47 (18-hole equivalent) golf courses in which the Company once held interests pursuant to the POL.

        Following the previously announced sale of the Innisbrook Golf Club and Resort (the "Resort") and the redemption of the Company's Series A Cumulative Convertible Redeemable Preferred Stock on July 16, 2007, the Company's remaining assets include (i) cash, (ii) certain escrowed funds related to the sale of the Resort, (iii) two private golf courses located in Columbia, South Carolina, known collectively as "Stonehenge" and (iv) certain land and note payable acquired in the settlement of a lawsuit.

        The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board is still permitted to pursue the sale of the Company's final property and/or consider the liquidation of the Company in the event that it is unable to identify and affect a viable alternative, but it would no longer be required to do so by the terms of the POL.

        Subsequent to the termination of the POL, we have continued to own and operate Stonehenge which has approximately 960 members. Concurrently, we have placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for shareholders. We are seeking to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also evaluate acquisitions or business combinations in unallied industries.

        There can be no assurance that the Company will successfully consummate a viable alternative growth strategy. The Company has limited financial and management capacity, will be competing with organizations possessing far greater resources, and is subject to specific industry and macro economic factors, many of which may prove outside of the Company's control or sphere of influence.

Overview of Liquidation Basis of Accounting

        We adopted the liquidation basis of accounting for all periods subsequent to May 22, 2001, the date on which our stockholders approved our plan of liquidation. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts. The minority interest in our operating partnership was reclassified to net assets because the holders of common limited partnership units, which we call OP units, do not have preferential distribution rights over the common stockholders. However, the only remaining outstanding common limited partnership units were redeemed in the satisfaction of a note receivable on August 24, 2006; therefore, we currently do not have any common limited partnership units outstanding.

        Real estate held for sale at December 31, 2006 included the Resort, and two additional golf courses (commonly known as Stonehenge) that we continue to own and manage.

Significant events that had a material impact on our financial condition and results of operations

        On July 16, 2007, we completed the sale of the Resort and all of our equity interest in Golf Host Securities, Inc. to Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC and Salamander Innisbrook, LLC (collectively, "Salamander"), pursuant to the Asset Purchase Agreement dated June 25, 2007. The purchase price received by the Company was approximately $35,000,000 in cash less a working capital purchase price adjustment of $2,221,000 plus (a) $4,000,000 to be used to settle certain obligations, (b) $844,000 for reimbursement of certain rental pool payments discussed in more detail below, (c) $317,000 for reimbursement of certain agreed upon capital expenditures, (d) $25,000 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities. In addition to reimbursement by Salamander of the Resort rental pool obligations since January 1, 2007 in the amount of approximately $844,000, Salamander assumed all other obligations under the rental pool agreements upon the closing of the sale of the Resort. As part of the closing of the sale, the Company had recorded a receivable of $1,387,000 for the post-closing working capital settlement, pursuant to the terms of the Asset Purchase Agreement, which was settled and paid to us by Salamander on November 29, 2007 in the amount of approximately $1,305,000; however, additional amounts collected related to the sale of the Resort such as miscellaneous vendor refunds and other reimbursements collected reduced the shortfall in the receivable to approximately $7,000 which was expensed in the fourth quarter.

        Contemporaneously with the closing of the sale of the Resort, (a) the Company exercised the option pursuant to the Option Agreement, previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K filed June 26, 2007, and repurchased the outstanding Series A Preferred Stock at the Exercise Price of $17,500,000; (b) all outstanding accrued and unpaid amounts were paid to Pinellas County for property taxes, in the approximate amount of $343,000; (c) a termination fee of $5,403,000 was paid to Westin; (d) the supplemental fee and management fees totaling $977,000 were paid to

Troon; and (e) the Patriot Bank loan was repaid and cancelled. With regard to the property taxes, the Company continued to pursue the respective lawsuits, entered into settlement with Pinellas County, and expects to recover approximately $170,000 of the amount paid (of which $117,000 was received on or about February 29, 2008).

        Subsequent to the closing of the sale of the Resort, the Company paid outstanding accrued and unpaid (a) legal fees totaling approximately $3,261,000; (b) Board fees and expenses totaling approximately $263,000; and (c) milestone payments due to our current/former executive officers totaling approximately $1,317,000 plus accrued interest.

        As a result of the sale of the Resort, the Company's liquidity improved significantly. Net cash proceeds from the sale after all the payouts required at closing were approximately $10,501,000, subject to an escrow for the Company's indemnification liability of approximately $2,000,000 that will be held, pursuant to its terms, until March 31, 2008 and the final post-closing working capital adjustment settlement of approximately $1,387,000 as discussed above.

Application of Critical Accounting Policies

Re-adoption of Going Concern Basis

        The Company re-adopted the going concern basis of accounting upon stockholder approval of the termination of the Company's POL on November 8, 2007. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the carrying value of the Company's remaining operating asset, Stonehenge, was adjusted to the lower of the depreciated historical cost and the fair value by asset category or group. Management's estimate of the fair value of the Stonehenge property at November 8, 2007 (after consideration of the refundable initiation fees) was $5,400,000. Management's estimate considered, among other factors, an independent appraisal from J. Richard Marlow, MAI, SGA, a certified real estate appraiser and consultant and recent property tax assessments. However, such estimates are developed from expectations of future operating results which are inherently subjective in nature. Actual results may differ significantly. We continue to analyze the operating results, and will test for impairment annually and as changes in circumstances may require.

        The valuation adjustment also considered the obligation from certain memberships previously sold at Stonehenge that have initiation fees totaling approximately $1,326,000 that are refundable based on specific conditions over the thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds is $342,000, which is recorded as an accrued liability at December 31, 2007 and accretes over the members' remaining average contractual term using an interest rate of approximately 10.5%. The accretion is included in interest expense. Our estimates of the present value of this obligation may require revisions if the timing of the refund payments differs significantly from our expectations.

        The majority of our membership fees are not refundable and the amount is deferred and recognized over the average expected life of an active membership. Nonrefundable membership initiation fees are deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information is deemed to be nine years. However, our estimates of the average expected life may change.

        Revenues from golf operations, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided. Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Prepaid dues are recognized as income over the prepayment period.

Income Taxes

        The Company provides for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. The Company records a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value; however, there is a high degree of subjectivity in these estimates which are subject to change based on expectations in the future.

Liquidation Basis—January 1–November 8, 2007 and 2006

        The Company adopted the liquidation basis of accounting upon the stockholder approval of its POL on May 22, 2001. From that date forward through and until November 8, 2007, all assets and liabilities had been stated at their estimated fair value and estimated settlement amounts. The estimated fair value had been determined using available market information and valuation methodologies deemed appropriate; therefore, these estimates were subject to revision with changes in market values. The Company was required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts varied significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales and the costs associated with cessation of the Company's operations.

        The change in the carrying value of our remaining golf course assets and in our reserve for estimated liquidation costs for the period ended November 8, 2007 is presented in Consolidated Financial Statements referred to in Item 8 in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

        During February 2007, the FASB Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no effect on the Company's financial condition or results of operations.

        During December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is expected to have no effect on the Company's financial condition or results of operations.

        During December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141 (Revised 2007)"). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. For the Company, SFAS 141 (Revised 2007) is effective for business combinations for which the acquisition date is after December 31, 2008.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expends disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for the Company on January 1, 2008. The adoption of SFAS 157 on January 1, 2008, is not expected to have a material impact on the Company's consolidated financial statements.

Results of Operations

        Stonehenge's operating results which are included in our consolidated financial results are provided in the table below.

	For the year ended December 31,
Stonehenge			Change Favorable / (Unfavorable)
	2007	2006
Revenues
Operating Revenue	$3,740,000	$3,487,000	$253,000	7%
Expenses
Operating Expenses	2,749,000	2,226,000	(523,000)	(23)%
Golf Course G&A	698,000	645,000	(53,000)	(8)%
Property Taxes	154,000	128,000	(26,000)	(20)%

Operating Expenses	3,601,000	2,999,000	(602,000)	(20)%

Net operating income exclusive of depreciation	$139,000	$488,000	$(349,000)	(72)%

        Note: We operated under the liquidation basis of accounting for the period January 1, 2006–November 8, 2007; therefore, depreciation expense of approximately $86,000 for the period November 9, 2007–December 31, 2007 was excluded from the analysis above for comparability purposes.

2007 Compared to 2006

        For the year ended December 31, 2007, operating revenue increased by $253,000 and operating expenses increased by $602,000 resulting in a decrease in net operating income of $349,000 over 2006. The revenue increase was primarily in food and beverage revenue which increased by approximately $354,000 as a result of the opening of a new clubhouse and restaurant. A less substantial increase occurred in membership dues and initiation fees which increased by $74,000 due primarily to a 10% increase in dues that was implemented in August 2007 and the implementation of a food minimum as part of the dues in October 2006. Golf revenue decreased approximately $100,000 due to significantly lower green fees as compared to 2006 which was a result of fewer corporate tournament rounds played throughout the year at both courses. The loss of tournament rounds was primarily due to (i) an issue with course conditions at one of the golf courses and (ii) an initiative to ensure that tournament play was scheduled on regular course closure days so that membership play was not disrupted. Other revenue decreased by $80,000 due to the loss of developer fees which ceased after the new clubhouse was completed in late 2006. Other miscellaneous departments had combined increased revenue of approximately $5,000.

        Golf course operating expenses increased approximately $523,000 over prior year. The expense increase was primarily in the maintenance department which increased approximately $256,000. The increase in maintenance expense was primarily for new equipment leases that replaced five-year old used equipment with a new equipment fleet, as well as additional overhead consisting of chemicals, fertilizers, landscaping and fuel costs. These additional expenses were required by our revitalization plan to improve the condition of the golf courses. We are beginning to see course conditions improve and as a result of these efforts expect that it will facilitate our membership retention and growth plan. Food and beverage expenses increased by $299,000 and general and administrative (G&A) expenses increased by $53,000 due to the opening of the new restaurant in late 2006. The increase in G&A resulted from the utilities, payroll overhead and health insurance, among other expenses from the increased number of employees for the new restaurant and clubhouse. Other departments had a combined decrease in operating expenses of approximately $32,000. Property taxes increased approximately $26,000 over 2006.

Changes in Net Assets in Liquidation

        The changes in Net Assets in Liquidation for Golf Trust of America are discussed below. Consistent with the presentation of the liquidation basis financial statements through November 8, 2007 in Item 15 of this Annual Report on Form 10-K, we provide a discussion of changes in net assets rather than a discussion of our operating results. The results of operations for Stonehenge are discussed separately above. Given that the Resort, a significant majority of our operations, was sold at the beginning of the third quarter, results of operations and cash flow comparisons with prior periods are not meaningful and, thus, are not provided. The following discussion of changes in net assets in liquidation should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

January 1, 2007 to November 8, 2007

        For the period ended November 8, 2007, prior to the re-adoption of the going concern basis of accounting, net assets in liquidation decreased by approximately $2,731,000. This decrease was a result of (a) a decrease of approximately $1,134,000 in the forecast of the Company's cumulative net operating results, which included the Resort and golf course assets, the Resort condominium sales operations and the overhead and interest expense of the Company's corporate operations, (b) an increase of $81,000 in the accrual for capital expenditures at Stonehenge, (c) an increase of $180,000 for other incurred liquidation expenses, (d) an increase of $334,000 in the accrual for legal fees primarily for fees incurred in preparation for, and during the trial related to, the Young complaints and in preparation for the Special Shareholder Meeting, (e) an increase of $33,000 in the accrual for professional fees for accounting services, (f) a decrease in the carrying value of the debt to our preferred stockholder of $2,500,000, (g) a decrease of $3,062,000 in the carrying value of the business of the Resort based on the net loss from the sale transaction, (h) a loss of $400,000 on the net proceeds received from the company's interest in Parcel F, and certain other miscellaneous adjustments of $7,000. Also, approximately $97,000 was reallocated from the accrual for financial advisor fees to (i) a $50,000 increase in the accrual for legal fees and (ii) a $47,000 increase in the accrual for other liquidation expenses. When the Company was under the liquidation basis of accounting, the forecast of the Company's cumulative net operating results was impacted by, among other things, changes in the anticipated sale date of Stonehenge, the final results of the post-closing settlement of the working capital adjustment for the Resort and the estimated time and expense required to wind-down the operations of the Company. The net assets at November 8, 2007, prior to the re-adoption of the going concern basis of accounting, were approximately $11,134,000.

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

Inflation

        Inflation has not had a significant impact on us. As operating costs and expenses increase, we generally attempt to offset the adverse effects of increased costs by increasing prices in line with industry standards. However, we are subject to the risks that our costs of operations will increase and we will be unable to offset those increases through increased dues and fees without adversely affecting demand. In addition to inflation, factors that could cause operating costs to rise include, among other things, increased labor costs, lease payments at our leased facilities, energy costs and property taxes.

Seasonality

        Since Stonehenge is a private membership club, the monthly member dues are the same throughout the year; however, swim and tennis revenues and expenses are higher in the summer months.

Liquidity and Capital Resources

        Currently, our only source of cash flow is from the operations of Stonehenge. GTA Stonehenge, LLC has a $4,200,000 revolving credit line with Textron Financial Corporation ("Textron"), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At December 31, 2007, the Company did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment). In light of the fact that the Company has consistently met its financial obligations throughout the term of the loan, Textron waived said covenant violation subject to re-evaluation at December 31, 2008.

        At December 31, 2007, our cash balance is approximately $7,572,000. We are also expecting our liquidity to be improved in the near term through several means as described herein. The escrowed funds from the Resort sale in the amount of $2,000,000, subject to any valid claims against the escrow pursuant to the terms of the asset purchase agreement, are expected to be released by March 31, 2008. Additionally, the promissory note that was executed in the settlement of the Young Complaints has scheduled payments to begin on May 1, 2008 as follows: (a) $100,000 principal due on May 31, 2008; (b) $133,334 principal due on January 1, 2009; (c) $133,333 principal due on January 1, 2010; (d) $133,333 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of $3,376,856 principal, plus interest. Also, the Board is currently assessing future plans for the land that we obtained title to in the settlement of the Young

Complaints (approximately 116 acres of undeveloped land in Charleston County, South Carolina), which could provide additional liquidity.

        Stonehenge has historically possessed sufficient liquidity to cover its operations. Stonehenge has also covered the Textron debt service for the first quarter of 2008 and is expected to cover the Textron debt service for the fiscal year ended December 31, 2008. Management is focused on several membership initiatives to grow the membership at Stonehenge, which it anticipates will increase revenues and enhance cash flow. Management is currently anticipating capital expenditures in 2008 at Stonehenge of approximately $100,000 which will be funded by cash flow from Stonehenge operations. The technological infrastructure at the Company's corporate office is currently being updated at a cost of approximately $12,000 which is being funded from existing cash balances. We currently intend to pay corporate overhead in 2008 from current cash balances. Several cost reduction initiatives have been implemented at corporate headquarters to reduce operating expense including reduction of professional fees which are expected to decrease as we are no longer under the POL, reduction of Board fees, consolidation of office space, reduction of staff, and elimination of certain services. However, the corporate overhead expense for 2008 may be impacted if we are successful in completing an acquisition or other growth initiative. Corporate overhead was provided for in the liquidation accrual through November 8, 2007 under liquidation basis (see discussion above regarding changes in net assets in liquidation for further discussion).

        The Company believes that it possesses adequate liquidity and capital resources to conduct its operations. In the event that the Company pursues an acquisition or other strategic alternative requiring significant capital investment, it is anticipated that funding will be provided by cash on hand, equity issuance, debt issuance, commercial credit facilities, or a combination of the aforementioned.

Off Balance Sheet Arrangements

        As of December 31, 2007, we have no unconsolidated subsidiaries.

        We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referred to as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Employment Security Agreements	$290	$290	$—	$—	$—
Textron revolving line of credit	4,401	287	4,114	—	—
Long-term debt obligations	112	29	58	25	—
Capital lease obligations	63	20	41	2	—
Operating lease obligations	958	239	447	272	—

Total of our consolidated obligations	$5,824	$865	$4,660	$299	$—

        Each type of contractual obligation listed in the table is discussed in more detail below. Interest is reflected, as applicable, in the commitments and obligations listed above.

        Employment Security Agreements.    Severance obligations to our employees will be paid out by July 31, 2008, pursuant to the terms of the individual employment security agreements.

        Textron Revolving Line of Credit.    On March 18, 2004, GTA Stonehenge LLC entered into a loan agreement and related mortgage with Textron Financial for a revolving line of credit. On August 4, 2005, GTA Stonehenge LLC executed loan documents with Textron to amend the existing revolving loan with Textron. Pursuant to this amendment, the maximum permissible outstanding loan amount was increased from $2,100,000 to $4,200,000, and the term of the loan was extended from March 18, 2006 until March 18, 2009. This loan is collateralized by a security interest in our golf courses collectively known as Stonehenge. In certain instances, the loan may be assumed by a buyer of Stonehenge pursuant to assumption provisions in this loan amendment. The interest rate under the revolving loan is prime rate (7.25% at December 31, 2007) plus 1.75% per annum, paid monthly.

        Long-term debt obligations.    In the normal course of operating Stonehenge, we and/or our subsidiaries have entered into financing and/or loan agreements to finance certain equipment purchases and facility improvements. The terms of these agreements range from forty-six to sixty months.

        Capital and Operating Lease Agreements.    In the normal course of operating Stonehenge, we and/or our subsidiaries have entered into lease agreements to lease golf course maintenance equipment, golf course vehicles, golf carts, and office equipment. The terms of these leases range from twelve to sixty months. At the Corporate office, we have lease agreements for our office space and certain office equipment. We occupied our space on a month-to-month basis at December 31, 2007. On March 25, 2008, we executed a one-year lease for reduced square footage that includes a 90-day termination provision without penalty for either party.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page 55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        See earlier discussion of the matters relevant to this Item under the caption "Significant Events since the filing of our last Quarterly Report," in Part I, Item 1 of this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Role of the Board of Directors

        The Board of Directors, which is elected by the stockholders, is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. It selects the senior management team, which is charged with the conduct of the Company's business. Having selected the senior management team, the Board acts as an advisor and counselor to senior management and ultimately monitors its performance. See "Executive Officers" below for more information about the senior management team.

Composition of the Board of Directors

  •
  On September 13, 2007, and September 19, 2007, respectively, Messrs. Raymond V. Jones and Fred W. Reams resigned as directors of the Company. On September 17, 2007, the Board of Directors appointed Mr. Michael C. Pearce to fill Mr. Jones's unexpired term.

  •
  Accordingly, before the Special Meeting of Stockholders that took place on November 8, 2007, the Board of Directors consisted of five directors and two vacancies, as follows: three Class I directors (Mr. Wax, Mr. Loeb and a vacancy), two Class II directors (W. Bradley Blair, II and Mr. Pearce) and two Class III directors (Mr. Toor and a vacancy).

  •
  At the Special Meeting, our stockholders approved an amendment and restatement of our Amended and Restated Articles of Incorporation to declassify the Board of Directors. As a result, the term of all members of the Board of Directors will expire annually and stockholders will vote to elect the full Board of Directors annually, beginning with the 2007 Annual Meeting.

  •
  Immediately following the Special Meeting, on November 8, 2007, Mr. Blair resigned from the Board of Directors.

  •
  On November 8, 2007, Mr. Loeb was appointed Chairman of the Board of Directors.

  •
  On December 17, 2007, following the 2007 Annual Meeting of Shareholders, Mr. Pearce was appointed Chairman of the Board of Directors.

        At present, the Board of Directors consists of seven seats. Following the Special Meeting of Stockholders, two were filled by Messrs. Loeb and Pearce, who were re-elected at the 2007 Annual Meeting. Messrs. Toor and Wax who held two of the other Board seats did not stand for re-election at the 2007 Annual Meeting. Three new directors (Messrs. Couchman, Gottlieb and Vlahos) were elected by the stockholders at the 2007 Annual Meeting. Two seats will remain vacant, to be filled by the Board of Directors in accordance with our bylaws.

Independent Directors

        As required by Rule 802 of the rules of the American Stock Exchange, the Board of Directors consists of a majority of independent directors (as defined in American Stock Exchange Rule 121(A)). Periodically, and at least annually in connection with its annual recommendation to the Board of Directors of a slate of nominees, the Nominating Committee of the Board of Directors reviews the independence of current members of the Board of Directors (and director nominees who are not current members) and reports its findings to the full Board of Directors. The Board of Directors then considers all relevant facts and circumstances in making an independence determination, including an analysis from the standpoint of the director and from that of persons or organizations with which the director has an affiliation.

        The Board of Directors has affirmatively determined that four of our five current directors (Messrs. Loeb, Couchman, Gottlieb and Vlahos) are independent as defined in American Stock Exchange Rule 121(A). We refer to these four directors as our independent directors. Mr. Pearce is the Chief Executive Officer and President of the Company, and therefore is not an independent director.

Attendance of Directors at Board of Directors, Committee and Stockholders Meetings

        The Board of Directors met 25 times in fiscal year 2007. The Audit, Nominating and Compensation Committees met six, two and two times, respectively, in fiscal year 2007. All members of the Board of Directors during fiscal year 2007 either attended or participated by telephone in at least 75% of the total number of meetings of the Board of Directors and of the committees of the Board of Directors of which he was a member. All members of the Board of Directors attended the 2007 Annual Meeting of Stockholders telephonically, except for Mr. Pearce, who was present.

        Set forth below is information about our directors and executive officers.

Name	Age	Year First Appointed or Elected to the Board	Position, Principal Occupation, Business Experience and Directorships
Jan H. Loeb	49	2006	Mr. Loeb is an independent director under the rules of the American Stock Exchange. Mr. Loeb has been a member of the Board of Directors since November 17, 2006. Mr. Loeb is currently a portfolio manager for Amtrust Capital Management, Inc., a position he has held since February 2005. From February 2004 through January 2005, Mr. Loeb was a portfolio manager for Chesapeake Partners. From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm based in New York City. From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City, which was formerly known as Wasserstein Perella & Co., Inc. Mr. Loeb also serves on the board of directors of American Pacific Corporation, a chemical and aerospace corporation and serves on the boards of numerous charitable organizations. Mr. Loeb holds a Bachelor of Business Administration from Bernard M. Baruch College. Mr. Loeb is the Chairman of the Audit and Nominating Committees and a member of the Compensation Committee of the Board of Directors. Mr. Loeb is also the Audit Committee's "financial expert."

Michael C. Pearce	46	2007
			Mr. Pearce has been a member of the Board of Directors since September 17, 2007 and Chief Executive Officer and President since November 8, 2007. Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly-traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly-traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation, Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel, and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.
Jonathan M. Couchman	38	2007
			Mr. Couchman was elected to the Board of Directors on December 14, 2007. He is the Managing Member of Couchman GP LLC, the general partner of Couchman Investments LP, a private investment partnership established in 2001. He is also the Managing Member of Couchman Capital LLC, which is the co-investment manager of Couchman International Ltd., a private partnership established in 2001. Mr. Couchman is also the Managing Member of Couchman Capital Services LLC, which is the general partner of Couchman Partners LP, a private investment partnership established in 2001, the investment manager of Couchman Investments LP and co-investment manager of Couchman International Ltd. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company. Mr. Couchman has also been Chairman of the Board of Directors of Footstar Inc., a national footwear retailer, since February of 2006. He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

Jay A. Gottlieb	63	2007
			Mr. Gottlieb was elected to the Board of Directors on December 14, 2007. He has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 14 public companies and is a member of the Board of Directors of Spatializer Audio Laboratories, Inc. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991 Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988 he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.
William Vlahos	42	2007
			Mr. Vlahos was elected to the Board of Directors on December 14, 2007. He is the portfolio manager and managing director of Odyssey Value Advisors, LLC. Odyssey Value Advisors is a San Francisco based hedge fund investing in "deep value" securities, special situations and other portfolio positions believed to be trading at significant discount to intrinsic value. He is a past president and past board member of The Guardsmen, a San Francisco non-profit serving at-risk children and a past board member of the Koret Family House serving critically ill children. He holds a Bachelor of Arts from the University of California, Los Angeles.
Tracy S. Clifford	39	—
			On January 18, 2008, Ms. Clifford was appointed Chief Financial Officer. Prior to that date, on February 5, 2007, Ms. Clifford was appointed Principal Accounting Officer of the Company and on February 20, 2007 she was appointed the Company's Secretary. Ms. Clifford had been Golf Trust's Controller since September 1999. Ms. Clifford holds a Bachelor of Science degree in Accounting from the College of Charleston and a Master's degree in Business Administration from Georgia State University. Ms. Clifford is a member of the South Carolina Association of CPAs and the American Institute of CPAs and serves as an adjunct faculty member in the School of Business and Economics at the College of Charleston.

Committees

Audit Committee.

        Role.    Under its charter, the Audit Committee's responsibilities include:

  •
  The appointment, compensation, retention, evaluation and oversight of the work of the Company's independent registered public accounting firm.

  •
  Reviewing the experience and qualifications of the senior members and lead partner of the independent registered public accounting firm.

  •
  Reviewing, evaluating and approving the annual engagement proposal of the independent registered public accounting firm.

  •
  The pre-approval of all auditing services and all non-audit services permitted to be performed by the independent registered public accounting firm.

  •
  Determining the independence of the Company's independent registered public accounting firm.

  •
  Reviewing any audit problems or difficulties the independent registered public accountants may encounter in the course of their audit work.

  •
  Reviewing all proposed "related person" transactions for potential conflict-of-interest situations (see "Related Person Transaction Approval Policy" below).

  •
  Reviewing and discussing with management and the Company's independent registered public accounting firm annual audited financial statements, quarterly financial statements, material accounting principles applied in financial reporting and any other release of financial information.

  •
  Reviewing and discussing with management the Company's policies with respect to risk assessment and risk management.

  •
  Reviewing the integrity, adequacy and effectiveness of Golf Trust's accounting and financial controls, both internal and external, with the assistance of management and the Company's independent registered public accounting firm.

  •
  Discuss with the Chief Executive Officer and Chief Financial Officer of the Company the processes involved in, and any material required as a result of, their Annual Report on Form 10-K and Quarterly Report on Form 10-Q certifications regarding the operation of the internal controls of the Company.

  •
  Reviewing reports from management and the independent registered public accountants relating to the status of compliance with laws, regulations and internal procedures.

  •
  Approving and monitoring the Company's compliance with the Company's Code of Business Conduct and Ethics, which covers the conduct and ethical behavior of the directors, officers and employees of, and consultants and contractors to, the Company and its subsidiaries.

  •
  Establishing procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company.

        Further detail about the role of the Audit Committee may be found in "Audit Committee Report" below.

        Composition.    Our Audit Committee consists of Messrs. Loeb, Couchman, and Gottlieb, each of whom is independent under the rules of the American Stock Exchange. Each member of our Audit Committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. Mr. Loeb was appointed Chairman of the Audit Committee on October 10, 2007. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements and are financially literate under the applicable rules of the American Stock Exchange.

        Audit Committee Financial Expert.    The Securities and Exchange Commission defines "an audit committee financial expert" as a person who has the following attributes:

  •
  An understanding of generally accepted accounting principles and financial statements;

  •
  The ability to assess the general application of those principles in connection with the accounting for estimates, accruals and reserves;

  •
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;

  •
  An understanding of internal control over financial reporting; and

  •
  An understanding of audit committee functions.

The Securities and Exchange Commission specifies that these attributes must be obtained through:

  •
  Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

  •
  Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

  •
  Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

  •
  Other relevant experience.

        The Board of Directors has determined that Mr. Loeb is an "audit committee financial expert" for purposes of the Securities and Exchange Commission's rules.

        Charter.    The charter of the Audit Committee was filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on October 16, 2006.

Audit Committee Report

        The Audit Committee reviews the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls.

        In this context, the Audit Committee has met and held discussions with management regarding the assessment of the Company's internal controls over financial reporting. The Audit Committee has also met and held discussions with management and the independent registered public accounting firm regarding the fair and complete presentation of the Company's results. The Audit Committee has discussed significant accounting policies applied by Golf Trust in its financial statements, as well as alternative treatments. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61.

        In addition, the Audit Committee reviewed and discussed with the independent registered public accounting firm the auditor's independence from Golf Trust and its management. As part of that review, the Audit Committee received the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and by all relevant professional and regulatory standards relating to the independent registered public accounting firm's independence from the Company. The Audit Committee also has considered whether the independent registered public accounting firm's provision of non-audit services to Golf Trust is compatible with the auditor's independence. The Audit Committee has concluded that the independent registered public accounting firm is independent from the Company and its management.

        The Audit Committee reviewed and discussed Company policies with respect to risk assessment and risk management. The Audit Committee discussed with the Company's internal auditor and independent registered public accounting firm the overall scope and plans for their respective audits.

        The Audit Committee meets with the internal auditor and independent registered public accounting firm, with and without management present, to discuss the results of their examinations, and the overall quality of the Company's financial reporting.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

The Audit Committee:
Jan H. Loeb (Chairman)
Jonathan M. Couchman
Jay Gottlieb

        The Audit Committee Report does not constitute soliciting material, and will not be deemed to be filed or incorporated by reference into any other Golf Trust filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.

Compensation Committee.

        Role.    Under its charter, the Compensation Committee's responsibilities include:

  •
  Reviewing the compensation practices and policies of the Company to ensure they provide appropriate motivation for corporate performance and increased stockholder value.

  •
  The approval (or recommendation, where stockholder approval is required) of any adoption, amendment or termination of compensation programs and plans.

  •
  Overseeing the administration of the Company's compensation programs and plans, including the determination of the directors and employees who are to receive awards and the terms of those awards.

  •
  The periodic survey of compensation practices of comparable companies.

  •
  The annual review and approval of compensation and benefits to directors and senior executives.

  •
  The review and approval of compensatory agreements and benefits.

  •
  The review and approval of the Company's policies and procedures with respect to expense accounts and perquisites.

  •
  The review and approval of annual corporate goals and objectives for the Company's Chief Executive Officer.

  •
  The review of the performance of the Company's Chief Executive Officer with regard to such goals and objectives with the independent members of the Board of Directors and communication of the evaluation of the Board of Directors to the Company's Chief Executive Officer.

  •
  The review and recommendation to the Board of Directors of the "Compensation Discussion and Analysis" to be included, as applicable, in the Company's Annual Report on Form 10-K, annual proxy statement or any information statement.

  •
  Composition of the "Compensation Committee Report" to be included in the Company's annual proxy statement.

  •
  Analyzing and making recommendations to the Board of Directors regarding the directors' and officers' indemnification and insurance matters.

  •
  Conducting an annual performance evaluation of the Compensation Committee.

        Composition.    The Compensation Committee of the Board of Directors consists of Messrs. Gottlieb, Couchman and Vlahos, each of whom is independent under the rules of the American Stock Exchange. The Chairman of the Compensation Committee is Mr. Gottlieb.

        Charter.    The charter of the Compensation Committee was filed as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A, filed on November 16, 2007.

Nominating Committee.

        Role.    Under its charter, the Nominating Committee's responsibilities include:

  •
  Establishing criteria for selecting new directors.

  •
  Considering and recruiting candidates to fill new positions on the Board of Directors, including any candidate recommended by the stockholders. Conducting appropriate inquiries to establish a candidate's compliance with the qualification requirements established by the Nominating Committee.

  •
  Conducting appropriate inquiries to establish a candidate's compliance with the qualification requirements established by the Nominating Committee.

  •
  The assessment of the performance, contributions and qualifications of individual directors, including those directors slated for re-election.

  •
  The recommendation of director nominees for approval by the Board of Directors.

  •
  The evaluation of the performance of the Board of Directors as a whole and of the Nominating Committee at least annually.

  •
  Reviewing and making recommendations to the Board of Directors with respect to any proposal properly presented by a stockholder for inclusion in the Company's annual proxy statement (which may be referred to any other committee of the Board of Directors as appropriate in light of the subject matter of the proposal).

        The Nominating Committee has established the following minimum qualifications that must be satisfied by each director nominee recommended by it to the Board of Directors:

  •
  Director nominees should have a reputation for integrity, honesty and adherence to high ethical standards.

  •
  Director nominees should have experience and the ability to exercise sound judgment in matters that relate to the current and long-term objectives of the Company and should be willing and able to contribute positively to the decision-making process of the Company.

  •
  Director nominees should have a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees.

  •
  Director nominees should have the interest and ability to understand and consider the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, while acting in the interests of the Company's stockholders.

  •
  Director nominees should not have, nor appear to have, a conflict of interest that would impair the director nominee's ability to represent the interests of the Company's stockholders and to fulfill the responsibilities of a director.

In addition to the minimum qualifications for each director nominee set out above, the Nominating Committee will only recommend a director nominee to the Board of Directors where, if the director nominee is elected or appointed:

  •
  A majority of the Board of Directors will be independent under the rules of the American Stock Exchange.

  •
  Each of the Audit, Compensation and Nominating Committees of the Board of Directors will be comprised entirely of independent directors.

  •
  At least one member of the Audit Committee will have the experience, education and other qualifications necessary to qualify as an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

        Composition.    The Nominating Committee of the Board of Directors consists of Messrs. Vlahos, Loeb, and Couchman, each of whom is independent under the rules of the American Stock Exchange. The Chairman of the Nominating Committee is Mr. Vlahos.

        Charter.    The charter of the Nominating Committee is included as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed on November 16, 2007. The charter is not available on the Company's website.

Other Committees

        The Board of Directors may, from time to time, form other committees as circumstances warrant. Any additional committees will have authority and responsibility as may be delegated by the Board of Directors, to the extent permitted by its charter, its bylaws and Maryland law.

Directors' and Officers' Insurance

        We maintain directors' and officers' liability insurance to insure our officers and directors against claims arising out of an alleged wrongful act while acting as directors and officers of the Company, and to insure the Company to the extent that we have indemnified the directors and officers for such loss.

Indemnification

        Our charter provides that we will indemnify our directors and officers against certain liabilities to the fullest extent permitted under applicable law. The charter also provides that our directors and officers will be exculpated from monetary damages to us to the fullest extent permitted under applicable law.

Code of Business Conduct and Ethics

        We have a written Code of Conduct and Ethics that applies to the directors, officers and employees of, and consultants and contractors to, the Company and its subsidiaries, including the Company's Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is a set of Golf Trust's policies on key integrity issues that will encourage representatives of the Company to act ethically and legally. It includes the Company's policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of company assets, payments to government personnel and reports to and communications with the Securities and Exchange Commission and the public. The Company will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon request to Golf Trust of America, Inc., 10 N. Adger's Wharf, Charleston South Carolina 29401, Attention: Secretary.

Related Person Transactions Approval Policy

        The Board of Directors has adopted a written Related Person Transaction Approval Policy (referred to in this Proxy Statement as the Related Person Policy) that is administered by the Audit Committee of the Board of Directors. The Related Person Policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a "related person" as defined by the Securities and Exchange Commission (Item 404 of Regulation S-K) has a direct or indirect material interest.

        Under the Related Person Policy, the facts and circumstances of the proposed transaction will be provided to senior management, which will determine whether the proposed transaction is a related person transaction that requires further review. Transactions that fall within the definition will be submitted to the Audit Committee for approval, ratification or other action at the next Audit Committee meeting or, in those instances in which senior management determines that it is not practicable or desirable to wait until the next Audit Committee meeting, to the Chairman of the Audit Committee. The Audit Committee or the Chairman, as applicable, may approve, based on good faith consideration of all the relevant facts and circumstances, only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders.

        In addition, senior management will review quarterly reports of amounts paid or payable to, or received or receivable from, any related person and determine if there are any related person transactions that were not previously approved or ratified under the Related Person Policy. The Audit Committee will evaluate all options available, including, but not limited to, ratification, amendment, termination or rescission and, where appropriate, take disciplinary action. The Audit Committee will request that senior management evaluate the Company's controls to ascertain the reason the transaction was not submitted to the Audit Committee for prior approval.

        The Company is not a party to any related person transactions, as defined by the Securities and Exchange Commission (Item 404 of Regulation S-K), at this time.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Arrangement Changes Since the End of Fiscal Year 2006

        Since the end of the last fiscal year, significant changes have occurred in the composition of the Board of Directors and senior management and in the business strategy of the Company that will materially affect the Company's compensation program. These include:

  •
  The resignation of Scott D. Peters, effective February 5, 2007, as Chief Financial Officer, Senior Vice President, Secretary and a member of the Board of Directors;

  •
  The February 6, 2007 appointment of Tracy S. Clifford, our former Controller, as Principal Accounting Officer, and on February 20, 2007, as Secretary, and on December 17, 2007 as Chief Financial Officer;

  •
  The resignations of Raymond V. Jones and Fred W. Reams from the Board of Directors on September 13, 2007, and September 19, 2007, respectively;

  •
  The September 17, 2007 appointment of Michael C. Pearce to fill Mr. Jones's unexpired term;

  •
  The approval of the termination of the Plan of Liquidation and the amendment and restatement of our charter to declassify the Board of Directors at the Special Meeting of Stockholders that took place on November 8, 2007, and the approval of the adoption of the Original 2007 Option Plan at the Annual Meeting of the Stockholders that took place on December 14, 2007;

  •
  The resignation of W. Bradley Blair, II from the Board of Directors and as Chief Executive Officer and President effective November 8, 2007;

  •
  The November 8, 2007 appointment of Mr. Pearce as Chief Executive Officer and President; and

  •
  The November 8, 2007 appointment of Mr. Loeb as Chairman of the Board of Directors.

  •
  The December 17, 2007 appointment of Mr. Pearce as Chairman of the Board of Directors.

        In light of the events outlined above, particularly the Plan Termination, the Board of Directors reassessed our compensation program to ensure that it adequately promotes our objectives under our new business strategy. The Company's post-Plan Termination compensation program is materially different from that of the fiscal year ended December 31, 2007, which is described below in "Compensation Discussion and Analysis."

        Furthermore, the Company entered into or revised the following compensation arrangements with certain members of senior management since the end of fiscal year 2006.

W. Bradley Blair, II

        On November 8, 2007, the Company and Mr. Blair entered into a Termination of Employment Agreement and a Consulting Agreement. The following is a summary of the material terms of such agreements.

Termination of Employment Agreement

  •
  Mr. Blair's employment with the Company terminated and he was retained as a consultant to the Company upon the adjournment of the Special Meeting due to the approval of the Plan of Termination.

  •
  The Company agreed to (a) maintain directors' and officers' liability insurance coverage for a period of ten years from the date of the Termination of Employment Agreement, and (b) purchase such coverage for Mr. Blair in the event the Company is liquidated, dissolved or otherwise ceases to exist as a valid entity.

  •
  The Company and Mr. Blair provided customary mutual releases from liability for any claims, except for those arising under the Termination of Employment and Consulting Agreements.

  •
  The Termination of Employment Agreement contained customary confidentiality and nondisparagement provisions. This agreement is filed as Exhibit 10.1.3 to this Annual Report on Form 10-K.

Consulting Agreement

  •
  Mr. Blair will provide the Company with assistance and advice with respect to (a) post-closing matters related to the sale of the Resort, (b) strategic considerations in the sale of the Company's remaining golf courses, (c) litigation support, and (d) other general consultation with the Company's senior management.

  •
  The Company will pay Mr. Blair $400 per hour for consulting services provided solely at the request of the Company.

  •
  The Company will reimburse Mr. Blair for reasonable expenses and provide him with access to certain Company resources in connection with the provision of the consulting services.

  •
  The Consulting Agreement contains customary confidentiality provisions. This agreement is filed as Exhibit 10.1.4 to this Annual Report on Form 10-K.

  •
  The term of the Consulting Agreement will begin on November 8, 2007 and end on June 8, 2008. The Company may terminate the Consulting Agreement upon 30 days notice upon a material breach by Mr. Blair. Mr. Blair may terminate the Consulting Agreement upon 30 days notice for any reason.

  •
  The Company will indemnify Mr. Blair for liability or loss incurred in connection with, relating to or arising out of the consulting services, provided that such liability or loss is not determined by a court of competent jurisdiction to have resulted primarily from his gross negligence, willful misconduct or bad faith.

Tracy S. Clifford

        On August 24, 2007, the Board of Directors approved the grant of a cash bonus in the amount of $40,000 to Ms. Clifford for her performance in fiscal year 2006 and in fiscal year 2007 to date, first as the Company's Controller and then in her subsequent role as Principal Accounting Officer and Secretary.

        On November 7, 2007, the Company and Ms. Clifford entered into a Severance and Consulting Agreement. Ms. Clifford was previously party to a severance arrangement with the Company, entered into on February 9, 2001, that provided for 15 months of severance equivalent to her then annual salary and health benefits upon a change of control relating to the adoption by the Board of Directors of the Plan of Liquidation. On January 1, 2005, that severance arrangement was amended to increase the severance benefit from 15 months to 18 months. On December 17, 2007, Ms. Clifford agreed to remain a Company employee, as Chief Financial Officer, and the consulting aspect of the agreement was not activated. The aforementioned November 7, 2007 agreement is filed as Exhibit 10.3 to this Annual Report on Form 10-K.

Michael C. Pearce

        On November 9, 2007, the Company and Mr. Pearce entered into an Employment Agreement which is filed as Exhibit 10.2 to this Annual Report 10K.

Compensation Discussion and Analysis

        Compensation Objectives.    The objective of our pre-Plan Termination compensation program was to:

  •
  Retain (to the extent necessary) and reward experienced, highly motivated members of senior management, capable of effectively leading the liquidation of Golf Trust pursuant to the Plan of Liquidation; and

  •
  Reward and encourage activity of senior management that resulted in enhanced value for our stockholders pursuant to the Plan of Liquidation.

        Elements of Compensation.    Each of the following elements of the Company's pre-Plan Termination compensation program was designed to reward different performance goals, and all components of the compensation program worked together to satisfy the ultimate goal of enhancing stockholder value in the context of the Plan of Liquidation.

        Base Salary.    Under Mr. Blair's amended and restated employment agreement, based on the assumption that a reduction in his duties would occur as the Plan of Liquidation progressed, effective April 1, 2004, Mr. Blair's base salary was reduced by 25%, and effective January 1, 2005, his base salary was reduced by an additional 25%. Subsequent to that date, the only change in Mr. Blair's base salary was an inflationary adjustment on January 1, 2006, based on the consumer price index, pursuant to the terms of his employment agreement.

        Cash Bonuses.    Pursuant to their amended and restated employment agreements, Messrs. Blair's and Peters's right to performance bonuses and stock based awards terminated upon stockholder approval of the Plan of Liquidation. Instead, their employment agreements provided for a retention bonus, which was paid when the Board of Directors adopted the Plan of Liquidation, and two performance milestones to be paid if and when the remaining milestones were met. As described below, both milestones were met in mid-2003. The performance milestones were as follows:

  •
  Stockholder approval of the Plan of Liquidation, which occurred on May 22, 2001;

  •
  Continued employment of Messrs. Blair and Peters with us for 12 months following approval by the Board of Directors of the Plan of Liquidation (Mr. Peters resigned effective February 5, 2007 and Mr. Blair resigned effective November 8, 2007); and

  •
  Repayment of all of our debt, which occurred on June 19, 2003.

        Both milestone bonus payments became payable on June 19, 2003, the date on which all of our bank debt was repaid, and all milestone payments have been paid as of the date of this Proxy Statement.

        See "Narrative Disclosure to Summary Compensation Table" below regarding specific employment agreements and arrangements with members of our senior management.

        Pearce Employment Agreement.    After the resignation of Mr. Blair on November 8, 2007, the Board of Directors appointed Mr. Pearce the Chief Executive Officer and President of the Company.

  •
  Base Salary.  Base salaries for members of senior management were established based on the performance of their basic job description and through the performance of assigned responsibilities (see specific discussion regarding the base salaries of our senior management in "Narrative Disclosure to Summary Compensation Table" below).

  •
  Cash Bonuses.  Cash bonuses were granted to senior management to reward commendable performance of specially designated tasks or outstanding performance of assigned responsibilities pertaining to the Plan of Liquidation, exceeding the Compensation Committee's expectations. These bonuses were discretionary and were not awarded based on a formula or a specific time frame other than the milestone bonuses that were paid pursuant to the terms of the employment agreements entered into with Messrs. Blair and Peters (see further discussion below).

  •
  Defined Contribution Plan.  We have a 401(k) savings/retirement plan, which permits our eligible employees to defer up to 12% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan. We have discontinued our discretionary contribution matching policy.

  •
  Other Elements.  We provide health, dental and optical insurance at our sole cost to each member of senior management, each member's spouse and each member's children. We also provide life and disability insurance at our sole cost to each member of senior management. Our Chief Executive Officer also received an automobile allowance as disclosed in the footnotes to the Summary Compensation Table.

        Mr. Pearce had previously been advising the Company on matters pertaining to corporate development initiatives for a fee of $12,000 per month. In connection with the appointment, on November 9, 2007, the Company entered into an Employment Agreement with Mr. Pearce and the consulting agreement was mutually terminated by both parties. The following is a summary of the material terms of the Employment Agreement.

  •
  The term of the Employment Agreement began on November 8, 2007.

  •
  The Company was to pay Mr. Pearce an annual base salary of $144,000, or such higher rate as the Board of Directors may determine from time to time. On December 17, 2007, Mr. Pearce's salary was adjusted to $180,000 and granted a monthly car allowance of $400, in recognition of expanded responsibilities associated with his election as Chairman of our board of directors.

  •
  Mr. Pearce is eligible to participate in all of the Company's employee benefit programs for which senior executive employees of the Company are generally eligible.

  •
  The Company granted Mr. Pearce 275,000 stock appreciation rights. On December 14, 2007, when the 2007 Stock Option Plan was approved the rights terminated and were replaced by a grant of 275,000 options to purchase common stock which will vest on each of the first three anniversaries of the grant date in the following amounts: 91,667 on December 14, 2008, 91,667 on December 14, 2009 and 91,666 on December 14, 2010. However, all unvested options will automatically vest upon a termination without cause, death or disability, change of control of the Company or other similar fundamental corporate transaction. See further discussion regarding accounting treatment of these options in our financial statements in Part II, Item 8, Note 9, Stock Options and Awards.

Summary Compensation Table

        As of December 31, 2007, we had two executive officers, Mr. Pearce and Ms. Clifford. The following table sets forth 2007, 2006 and 2005 annual and long-term compensation to our executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(13)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Michael C. Pearce(2) Chief Executive Officer, President & Chairman of the Board of Directors	2007 2006 2005	$25,500	— — —	— — —	$4,300 — —	$2,500	(2)	$32,300
W. Bradley Blair, II(1) Former Chief Executive Officer, President & Chairman of the Board of Directors	2007 2006 2005	173,720 201,971 190,827	— — —	— — —	— — —	80,273 44,566 41,208	(5)(6) (5) (5)	253,993 246,537 232,035
Scott D. Peters(3) Former Executive Vice President, Chief Financial Officer & Secretary	2007 2006 2005	4,000 48,286 48,297	— — —	— — —	— — —	289 122,575 31,626	(6)(7) (6)(7) (8)	4,289 170,861 79,923
Tracy S. Clifford(4) Chief Financial Officer & Secretary, Former Principal Accounting Officer	2007 2006 2005	112,747 110,233 110,173	40,000 25,000 —	— — —	— — —	18,088 21,297 90,329	(9) (9) (9)(10)	170,835 156,530 200,502
R. Keith Wilt Vice President of GTA-IB, LLC, a material subsidiary	2007 2006 2005	93,425 110,841 99,034	10,000 15,000 —	— — —	— — —	13,830 106,049 20,541	(12) (11)(12) (12)	117,255 231,890 119,575

(1)
Mr. Blair resigned from the Board of Directors and as Chief Executive Officer and President effective November 8, 2007.

(2)
Mr. Pearce was appointed Chief Executive Officer and President effective November 8, 2007. His annual salary is $180,000 and he receives a monthly car allowance of $400. Included in his other compensation for 2007 are health insurance reimbursements of $2,100. On December 14, 2007, he received an award of 275,000 stock options for which $4,300 of expense was recognized at December 31, 2007. See further discussion of these options below under the caption Outstanding Equity Awards at Fiscal Year-End.

(3)
Scott D. Peters resigned effective February 5, 2007 as Chief Financial Officer, Senior Vice President, Secretary and a member of the Board of Directors.

(4)
Tracy S. Clifford, our former Controller, was appointed Principal Accounting Officer on February 6, 2007, Secretary on February 20, 2007, and Chief Financial Officer on December 17, 2007.

(5)
Includes an annual car allowance of $12,000 (prorated amount of $9,777 for 2007) and annual health and life insurance premiums and other reimbursements paid by us on behalf of Mr. Blair of $15,075, $29,208 and $32,566 for 2007, 2006 and 2005, respectively. The Other Compensation in 2007 also includes payout of earned vacation upon resignation of $47,059 and 401k employer match contribution of $8,362 for 2007.

(6)
We entered into written employment agreements with Messrs. Blair and Peters at the time of our initial public offering. On February 25, 2001, in connection with the Plan of Liquidation, those employment agreements were amended and restated as discussed below. Those employment agreements, as amended and restated, provide for payment to Messrs. Blair and Peters of bonuses upon the achievement of certain milestones. Performance milestone bonus amounts, which include accrued interest, were paid to Mr. Peters in 2006 and 2007. On September 29, 2006, $104,927 was paid to Mr. Peters. The amounts remaining of $1,233,907, plus accrued interest, to Mr. Blair and $82,615, plus accrued interest, to Mr. Peters were paid following the completion of the sale of the business of the Resort on July 16, 2007. These amounts were earned in 2001 and 2003 and, thus, such payments are not reflected in 2007 in the table above.

(7)
Includes annual health and life insurance premiums for 2007 and 2006 of $289 and $17,648, respectively, paid by us on behalf of Mr. Peters.

(8)
Includes hourly compensation of $15,305 and annual health and life insurance premiums of $16,321 paid by us on behalf of or to Mr. Peters. Mr. Peters's fourth amended and restated employment agreement, as amended, provided for quarterly compensation of $12,000 plus additional compensation at a rate of $150 per hour for hours worked in excess of 80 hours per quarter.

(9)
Includes annual health and life insurance premiums of $15,620, $21,297, and $18,900 for the years ended December 31, 2007, 2006, and 2005, respectively, paid by us on behalf of Ms. Clifford. Includes 401k employer match contribution of $2,468 for 2007.

(10)
Includes an increase in accrued severance of $71,429 to reflect a salary increase effective January 1, 2005 and the change in the severance term from 15 to 18 months pursuant to the terms of the amended stay arrangement with Ms. Clifford. On February 9, 2001, in connection with the Plan of Liquidation, we entered into a stay arrangement with Ms. Clifford, which provided for 15 months of severance equivalent to her then annual salary and health benefits upon a change of control created by the adoption by the Board of Directors of the Plan of Liquidation. This stay arrangement was amended on January 1, 2005 to extend the severance term from 15 to 18 months.

(11)
Includes accrued severance of $82,500 pursuant to the terms of a stay arrangement with Mr. Wilt dated March 31, 2006, in connection with the Plan of Liquidation. This stay arrangement provides for a severance payment to Mr. Wilt equivalent to nine months of his then current annual salary upon the termination of his employment following a sale of the Resort. Also, includes annual health and life insurance premiums and 401(k) contributions of $23,549 paid by us on behalf of Mr. Wilt.

(12)
Includes annual health and life insurance premiums and 401(k) contributions of $6,302, $23,549 and $20,541 for the years ended December 31, 2006 and 2005, respectively, paid by us on behalf of Mr. Wilt.

(13)
Bonuses are discretionary and are not calculated or paid according to a formula or specific time frame or schedule.

Narrative Disclosure to Summary Compensation Table

        The employment agreements of Messrs. Blair and Peters, as amended through September 30, 2006, included the following provisions:

        Salary.    Mr. Blair's amended employment agreement previously provided for an annual base salary of $360,000, with automatic annual cost of living increases based on the increase, if any, in the consumer price index. In anticipation of the reduction of our asset base, the conclusion of settlement negotiations in connection with the Resort, our assumption of the ownership of the Resort and the assumption that there would be a corresponding reduction in demands on Mr. Blair's time, the compensation committee negotiated a reduced time commitment and a reduced salary arrangement with Mr. Blair. Accordingly, a further amended and restated employment agreement with Mr. Blair was executed on March 22, 2004. Under this amended and restated employment agreement, Mr. Blair was expected to devote a reduced number of hours per calendar quarter to Golf Trust. Correspondingly, we agreed to pay him an annual salary (plus an annual inflationary adjustment based on the consumer price index) of $190,827 for 2005 and $190,827 for each subsequent year.

        Following the June 2003 disposition of our Sandpiper Golf Course, located in Santa Barbara, California, and the corresponding reduction in demands on Mr. Peters's time, the compensation committee and Mr. Peters agreed upon a reduced time commitment and a reduced salary arrangement. Accordingly, a further amended and restated employment agreement with Mr. Peters was executed on August 29, 2003. Under this amended and restated employment agreement, Mr. Peters was expected to devote a substantially reduced number of hours per calendar quarter to Golf Trust. Correspondingly, we paid him a salary of $12,000 per quarter plus additional compensation at a rate of $150 per hour for hours worked in excess of 80 hours per quarter. This arrangement was extended by mutual agreement until April 30, 2007; however, Mr. Peters resigned prior to its termination effective February 5, 2007 due to his commitments to another employer.

        Ms. Clifford's base salary of $110,233 was not adjusted upon her appointment as our Principal Accounting Officer nor upon her appointment as our Chief Financial Officer.

        Bonuses.    Under their employment agreements, as amended in 2001, the eligibility of Messrs. Blair and Peters for normal performance bonuses and stock based awards terminated upon the approval of the Plan of Liquidation by our stockholders. Upon such approval of the Plan of Liquidation, the applicable amended employment contracts provided for (a) retention bonuses and forgiveness of indebtedness, and (b) performance milestone bonuses, each as described below:

  •
  Retention Bonuses and Forgiveness of Indebtedness.  The retention bonuses were designed to recognize services rendered by senior management (including, without limitation, services rendered in assisting in the creation of the Plan of Liquidation, negotiating certain agreements with Legends Group, Ltd. and AEW Targeted Securities Fund, L.P. and seeking to achieve resolutions of various issues with our lenders). Pursuant to their amended and restated employment agreements, Messrs. Blair and Peters received retention bonuses of $1,233,907 and $660,921, respectively, on February 25, 2001. In addition, in recognition of their services and pursuant to their amended and restated employment agreements, their options and restricted stock awards immediately vested in full at that time. All of the options that became fully vested are at the present time "out of the money." Pursuant to the terms of their promissory notes, which were not modified, the debt owed to us by Messrs. Blair and Peters, or $2,163,738 for Mr. Blair and $683,118 for Mr. Peters, was automatically forgiven upon the adoption by the Board of Directors of the Plan of Liquidation on February 25, 2001.

  •
  Performance Milestone Bonuses.  As a result of our achievement of all milestones set forth below, Messrs. Blair and Peters had earned and since received the additional cash performance milestone bonuses shown below:

	Bonus Payment*
Performance Milestone
	Blair	Peters
Stockholder approval of the Plan of Liquidation and repayment of all our debt**	$1,645,210	$881,228
Later of (a) repayment of all our debt**, and (b) February 25, 2002 (i.e., 12 months after approval by the Board of Directors of the Plan of Liquidation)	$1,233,907	$660,921

*
Plus interest from the date of stockholder approval of the Plan of Liquidation.

**
Including debt of our operating partnership, but excluding routine trade creditor debt not yet due and excluding debt that we agreed to keep outstanding for the benefit of limited partners.

        Performance milestone bonus amounts, which include accrued interest, were paid to Messrs. Blair and Peters as follows: (a) $1,815,523 to Mr. Blair on June 19, 2003, (b) $972,453 to Mr. Peters on June 19, 2003, (c) $184,227 to Mr. Peters on September 30, 2003, (d) $191,649 to Mr. Peters on August 27, 2004, (e) $191,794 to Mr. Peters on September 27, 2004, and (f) $104,927 to Mr. Peters on September 29, 2006. The amounts remaining of $1,233,907, plus accrued interest, to Mr. Blair and $82,615, plus accrued interest, to Mr. Peters were paid following the sale of the Resort.

        Extension of Non-Recourse Tax Loans Secured by Stock.    Upon each non-cash benefit payment (i.e., debt forgiveness and stock award acceleration) occurring concurrently with the adoption by the Board of Directors of the Plan of Liquidation, Messrs. Blair and Peters incurred tax liability, but were unable to fund such liability by selling our common stock because of federal securities law restrictions and other concerns. Pursuant to the terms of their amended and restated employment agreements dated as of February 25, 2001, we made non-recourse loans to Messrs. Blair and Peters of $1,595,000 ($1,150,000 to Mr. Blair and $445,000 to Mr. Peters) for the payment of such tax liability. These loans were evidenced by promissory notes from Messrs. Blair and Peters and secured by their total holdings at that time of 199,415 shares of our common stock (143,790 of which were owned by Mr. Blair and 55,625 of which were owned by Mr. Peters) valued at $8 per share at the time of the issuance of these loans. The outstanding balance of these loans at June 30, 2002, principal and interest, was $1,655,000. For the years ended December 31, 2004 and 2003, we recorded an allowance for doubtful accounts against this receivable in the aggregate amounts of $112,000 and $497,000, respectively, which approximated the difference in the pledged value of $8 per share and the computed value based on the net assets in liquidation at December 31, 2004 and 2003, respectively.

        As a result of the letter agreement that we entered into with Mr. Blair on March 22, 2004, Mr. Blair agreed to, among other things, irrevocably assign to us the shares of our common stock, which secured the above-mentioned $1,150,000 non-recourse loan previously made to Mr. Blair, in exchange for our agreement to cancel such loan.

        As a result of the letter agreement that we entered into with Mr. Peters on March 30, 2005, Mr. Peters agreed to, among other things, irrevocably assign to us the shares of our common stock, which secured the above-mentioned $445,000 non-recourse loan previously made to Mr. Peters, in exchange for our agreement to cancel such loan.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2007. The value of unexercised in-the-money options at December 31, 2007 (the last business day of the year) is based on a value of $1.98 per share, the prior closing price of our common stock on the American Stock Exchange on December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael C. Pearce(3) Chief Executive Officer, President & Chairman of the Board of Directors		91,666 91,667 91,667	2.10 2.10 2.10	12/14/11 12/14/12 12/14/13
W. Bradley Blair, II(2) Former Chief Executive Officer, President & Chairman of the Board of Directors	155,000 85,000	— —	25.06 17.25	02/06/08 02/06/08
Scott D. Peters(4) Former Executive Vice President, Chief Financial Officer & Secretary
Tracy S. Clifford(5) Principal Accounting Officer & Secretary	20,000	—	16.75	12/27/09
R. Keith Wilt Vice President of GTA-IB, LLC, a material subsidiary	—	—	—	—

(1)
The vesting of all of the granted stock options accelerated when the Plan of Liquidation was approved by our stockholders on May 22, 2001.

(2)
Mr. Blair resigned from the Board of Directors and as Chief Executive Officer and President effective November 8, 2007. All of his options will expire, pursuant to the terms of the respective stock options plans, ninety days following his resignation.

(3)
Mr. Pearce was appointed as Chief Executive Officer and President effective November 8, 2007.

(4)
Scott D. Peters resigned effective February 5, 2007 as Chief Financial Officer, Senior Vice President, Secretary and a member of the Board of Directors. All of his outstanding options, pursuant to the terms of the respective stock option plans, expired ninety days following his resignation.

(5)
Tracy S. Clifford, our former Controller, was appointed Principal Accounting Officer on February 6, 2007, Secretary on February 20, 2007, and Chief Financial Officer on December 17, 2007.

Potential Payments Upon Termination or Change-in-Control

        Severance.    On February 9, 2001, in connection with the Plan of Liquidation, we entered into a "stay" arrangement with Tracy S. Clifford, which provided for 15 months of severance equivalent to her then annual salary and health benefits upon a change of control created by the adoption by the Board of Directors of the Plan of Liquidation. This arrangement was amended on January 1, 2005 to extend the severance term from 15 to 18 months. On November 7, 2007, the Company and Ms. Clifford entered into a Severance and Consulting Agreement that replaced her existing severance arrangement.

        See "Tracy S. Clifford" in the "Compensation Agreement Changes Since the End of Fiscal Year 2006" section above for a summary of the material terms of the agreement.

        We entered into a stay arrangement with R. Keith Wilt on March 31, 2006 in connection with the Plan of Liquidation. This stay arrangement provides for a severance payment to Mr. Wilt equivalent to nine months of his current annual salary upon the termination of his employment following a sale of the Resort.

        Covenants Not to Compete.    Under Mr. Blair's amended and restated employment agreement as in effect upon his resignation, until November 8, 2008 (one year after his resignation), Mr. Blair may not:

  •
  Compete directly with the Company in a business similar to that of the Company;

  •
  Compete directly or indirectly with the Company or its affiliates with respect to any acquisition or development of any real estate project undertaken or being considered by the Company or its affiliates as of November 8, 2007, the date of his resignation;

  •
  Lend or allow his name or reputation to be used by or in connection with any business competitive with the Company or its affiliates; or

  •
  Intentionally interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Company and its affiliates and any lessee, tenant, supplier, contractor, lender, employee or governmental agency or authority.

        Notwithstanding the above limitations, Mr. Blair can invest at any time, at his discretion, in certain specified enterprises.

        Under Mr. Peters's amended and restated employment agreement as in effect upon his resignation, until February 5, 2008 (one year after his resignation), Mr. Peters may not:

  •
  Compete directly with us in a similar business;

  •
  Compete directly or indirectly with us, our subsidiaries, partners, potential golf course buyers, potential buyers (and/or their affiliates), potential buyers of our preferred stock or debt (or any of their affiliates) with respect to any acquisition or development of any real estate project undertaken or being considered by any of such parties at any time during Mr. Peters's employment with us;

  •
  Lend or allow his name or reputation to be used by or in connection with any business competitive with Golf Trust, our subsidiaries and/or partners; or

  •
  Intentionally interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between Golf Trust or our subsidiaries and/or partners, and any lessee, tenant, supplier, contractor, lender, employee or governmental agency or authority.

        Notwithstanding the above limitations, Mr. Peters may be employed by a business that competes with us so long as he does not have direct or indirect responsibility for any interaction with, or analysis of, Golf Trust and is wholly screened off from such interaction and analysis by the competitive business.

        Change of Control.    Mr. Blair's amended and restated employment agreement provided that he would have "good cause" to resign upon a change of control and, in that case, all of his stock options and restricted stock would vest in full and he would be entitled to severance payments, minus the previously paid retention bonus and any milestone payments in connection with the Plan of Liquidation. The amended and restated employment agreements of both Messrs. Blair and Peters provided that if any payment by or on behalf of Golf Trust or our operating partnership to either executive qualified as an excess parachute payment under the Code, we would make additional payments in cash to the executive (so called gross-up payments) so that the executive would be put in the same after-tax position as he would have been had no excise tax been imposed by the Code. These provisions are no longer applicable as both Blair and Peters resigned before any change of control and no parachute payments have been nor will they be paid to the executives.

Compensation of Directors

        We pay our independent directors fees for their services as directors. Independent directors during 2007 received annual compensation of $10,000, plus a fee of $1,000 for attendance at each meeting of the Board of Directors (whether in person or telephonically), and $500 for attending each committee meeting. We reimburse directors for their reasonable and documented out-of-pocket travel expenses. Under our non-employee directors' stock option plan, at the time of our initial public offering and on the first four anniversaries of our initial public offering, our three independent directors received automatic annual grants of options to purchase 5,000 shares of our common stock at the stock's fair market value on the date of grant. All grants to our independent directors were fully vested on the grant date and expire ten years from the date of grant. Upon the February 2001 grant, the shares available under our non-employee directors' stock option plan were exhausted and no options have been granted to our independent directors since that time. On January 18, 2008, the Compensation Committee modified the Board compensation structure for 2008 as further described below.

        Directors who are also our officers or who are not independent are not separately compensated for their service as directors. Our non-employee directors earned the following aggregate amounts of compensation for fiscal year 2007:

Name and Principal Position(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Edward L. Wax, Former Director (4)(5)	$37,538	$—	$—	$—	$—		$—	$37,538
Raymond V. Jones, Former Director (1)(4)	$25,038	$—	$—	$—	$—		$—	$25,038
Fred W. Reams, Former Director(1)(4)	$27,201	$—	$—	$—	$—		$—	$27,201
Jan H. Loeb, Director(3)	$36,250	$—	$—	$—	$—	$		$36,250
Nauman S. Toor, Forrner Director(3)	$33,788	$—	$—	$—	$—		$—	$33,788
Micheal C. Pearce, Chairman, Director, President and CEO	$7,000	$—	$—	$—	$—		$—	$7,000
William Vlahos, Director(5)	$1,000							$1,000
Jay Gottlieb, Director(5)	$1,000							$1,000
Jonathan M. Couchman, Director(5)	$1,000	$—	$—	$—	$—		$—	$1,000

(1)
On September 13, 2007, and September 19, 2007, respectively, Messrs. Jones and Reams resigned as directors of Golf Trust.

(2)
W. Bradley Blair, II, Golf Trust's former Chairman of the Board, President and Chief Executive Officer, and Scott D. Peters, Golf Trust's former Senior Vice President, Chief Financial Officer and Secretary, are not included in this table as they were employees of Golf Trust and thus received no compensation for their services as directors. The compensation received by Messrs. Blair and Peters as employees of Golf Trust is shown in the Summary Compensation Table.

(3)
Jan H. Loeb and Nauman S. Toor joined the Board as of November 17, 2006.

(4)
At December 31, 2007, these former directors own 20,000 shares of common stock issuable upon exercise of vested options, including:

•
5,000 vested shares at $29 issued on February 6, 1998 and which expired subsequent to year-end on February 5, 2008;

•
5,000 vested shares at $24.50 issued on February 6, 1999 and expiring on February 5, 2009;

•
5,000 vested shares at $17.938 issued on February 6, 2000 and expiring on February 5, 2010; and

•
5,000 vested shares at $7.85 issued on February 6, 2001 and expiring on February 5, 2011

(5)
Edward L. Wax did not stand for re-election at the Annual Stockholder Meeting held on December 14, 2007. Messrs. Vlahos, Gottlieb and Couchman were elected to the Board at that meeting.

        On January 18, 2008, the Board compensation structure for the independent Board members was modified as follows:

  •
  annual fee reduced from $10,000 to $5,000;

  •
  board meeting attendance fee reduced from $1,000 to $500;

  •
  committee meeting attendance reduced from $500 to $250; and

  •
  2008 award of 40,000 stock options from the approved 2007 plan to each independent director, to vest at the rate of 13,333 (13,334 in 2011) per year from anniversary date for three years, with accelerated vesting upon change of control or the resignation or removal of a director upon completion of his elected term, with three year period to exercise upon vesting, and at an exercise price fixed at the closing stock price on that date of $1.82.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table describes, as of March 25, 2008, the beneficial ownership of our common stock held by (a) each of our directors, (b) each of our executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of five percent or more of our outstanding common stock. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 10 North Adger's Wharf, Charleston, South Carolina 29401.

Name of Beneficial Owner	Number of shares of Common Stock	Percentage of Class(8)
W. Bradley Blair, II(1)	37,642	*
Jonathan M. Couchman	366,400	4.98%
Tracy S. Clifford(1)(2)	75,000	*
Jay A. Gottlieb(3)	645,750	8.78%
Jan H. Loeb(4)	844,100	12.02%
Merrill Lynch, Pierce, Fenner & Smith, Inc.(5)	370,000	5.06%
Odyssey Value Advisors, LLC(7)	922,315	12.60%
Michael C. Pearce(1)(9)	275,000	3.62%
Scott D. Peters(1)	—	—
William Vlahos(6)	922,315	12.60%
R. Keith Wilt	—	—
Directors and officers as a group (9 persons)(7)	3,081,207	41.99%

*
Less than 1%

(1)
Effective February 5, 2007, Mr. Peters resigned as Chief Financial Officer, Senior Vice President, Secretary and a member of the Board of Directors; Effective February 6, 2007, February 20, 2007, December 17, 2007, Ms. Clifford was appointed Principal Accounting Officer, Secretary and Chief Financial Officer, respectively; Effective November 8, 2007, Mr. Blair resigned as Chief Executive Officer, President and Chairman of the Board of Directors; Effective November 8, 2007, Mr. Pearce was appointed Chief Executive Officer and President.

(2)
Beneficial ownership includes options to purchase 20,000 shares of our common stock, of which all have vested and are exercisable as of March 25, 2008. None of these options was in the money as of March 25, 2008.

(3)
Includes 100,000 shares held in trust for the benefit of Mr. Gottlieb's children.

(4)
Mr. Loeb's business address is 10451 Mill Run Circle, Owings Mills, Maryland 21117. Mr. Loeb reports that he has sole power to vote or to direct the vote of 806,100 shares, shared power to vote or to direct the vote of 38,000 shares, sole power to dispose or to direct the disposition of 806,100 shares and shared power to dispose or to direct the disposition of 38,000 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D/A filed with the SEC on October 13, 2006.

(5)
Merrill Lynch, Pierce, Fenner & Smith, Inc.'s address is 4 World Financial Center, New York, NY 10080. Information about Merrill Lynch, Pierce, Fenner & Smith, Inc. is included in reliance on the Schedule 13G filed with the SEC on February 13, 2006.

(6)
Includes 190,600 shares of common stock which are directly owned by Mr. Vlahos. In addition, Mr. Vlahos is the General Partner of Odyssey Value Advisors, LLC, and therefore beneficially owns the 731,715 shares of common stock owned directly by Odyssey Value Advisors, LLC. Odyssey Value Advisors, LLC's address is 601 Montgomery Street, San Francisco, California 94111. Information about Odyssey Value Advisors, LLC is included in reliance on the Schedule 13D/A filed with the SEC on December 10, 2007.

(7)
Includes options to purchase 20,000 shares of common stock, all of which have vested and are exercisable as of March 25, 2008. None of these options was in the money as of March 25, 2008.

(8)
Based on 7,317,163 common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, each person's percentage interest is calculated by dividing such person's beneficially owned common shares by the sum of the total number of common shares outstanding plus the number of currently unissued common shares such person has the right to acquire (including upon exercise of vested options and upon conversion of preferred stock) within 60 days of March 25, 2008.

(9)
Beneficial ownership includes options to purchase 275,000 shares of our common stock which vest ratably over the next three years beginning on December 14, 2008. None of these options was in the money as of March 25, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders' approval. The table presents the following data on our plans as of the close of business on December 31, 2007:

  •
  the aggregate number of shares of our common stock subject to outstanding stock options;

  •
  the weighted-average exercise price of those outstanding stock options; and

  •
  the number of shares that remain available for future option grants.

        For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Note 9 of our Notes to Financial Statements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	625,000	$12.83	444,968
Equity compensation plans not approved by security holders	—	—	—
Total	625,000	$12.83	444,968

        On January 18, 2008, 210,000 of our available options were issued of which 50,000 were issued to our Chief Financial Officer and 40,000 to each of our four independent Board members.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table shows the fees paid or accrued by us for the audit and other services provided by BDO Seidman, LLP for fiscal years 2007 and 2006. WAITING ON FINAL AUDIT EST FROM BDO

	2007	2006
Audit Fees(1)	$323,920	$349,114
Audit-Related Fees(2)	14,500	12,050
Tax Fees(3)	—	36,319
All Other Fees	—	—

Total	$338,420	$397,483

(1)
"Audit Fees" represent fees for professional services rendered by BDO Seidman, LLP for the audit of our annual financial statements included in our Annual Reports on Form 10-K, the review of financial statements included in our Quarterly Reports on Form 10-Q and any services normally provided by BDO Seidman, LLP in connection with statutory and regulatory filings or engagements. For fiscal years 2007 and 2006, the total audit fees include $88,000 and $167,376, respectively, in fees incurred for the audit of our wholly-owned subsidiary, GTA-IB, LLC. GTA-IB, LLC is the subsidiary of our operating partnership that owned the Resort.

(2)
"Audit-Related Fees" represent fees for assurance and related services by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees consisted primarily of accounting consultations relating to the Resort in 2006, and our re-adoption of going concern basis of accounting in 2007.

(3)
"Tax Fees" represent fees for professional services rendered by BDO Seidman, LLP for tax compliance, tax advice and tax planning. For fiscal year 2007, they did not provide any tax services. For fiscal year 2006, Tax Fees consisted primarily of tax compliance fees of $33,566.

        Our Audit Committee is required to pre-approve the audit and non-audit services performed for us by BDO Seidman, LLP in order to assure that the provision of such services does not impair BDO Seidman, LLP's independence. Prior to the beginning of our fiscal year, our Audit Committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner, require specific pre-approval by our Audit Committee. While our Audit Committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by BDO Seidman, LLP to management.

        All of the services described in "Audit-Related Fees," "Tax Fees" and "All Other Fees" in the table above were approved by the Audit Committee as required by the Securities and Exchange Commission (in Rule 2-01 of Regulation S-X, paragraph c(7)(i)(C)).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

        The financial statements and schedules filed as part of this annual report on Form 10-K are listed on page 47, which is incorporated herein by reference.

Exhibits

        The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Golf Trust of America, Inc.
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2007	49
Consolidated Statement of Net Assets as of December 31, 2006 (Liquidation Basis)	50
Consolidated Statement of Operations for the Period November 9, 2007 through December 31, 2007 (Going Concern Basis)	51
Consolidated Statements of Changes in Net Assets for the Period January 1, 2007 through November 8, 2007 and for the Year Ended December 31, 2006 (Liquidation Basis)	52
Consolidated Statement of Stockholders' Equity for the Period November 9, 2007 through December 31, 2007	53
Consolidated Statements of Cash Flows for the Period November 9, 2007 through December 31, 2007 (Going Concern Basis), for the Period January 1 through November 8, 2007 and for the Year Ended December 31, 2006 (Liquidation Basis)	54
Notes to Consolidated Financial Statements	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Golf Trust of America, Inc.

        We have audited the accompanying consolidated balance sheet of Golf Trust of America, Inc. and Subsidiaries as of December 31, 2007 (going concern basis), the consolidated statement of net assets as of December 31, 2006 (liquidation basis), the consolidated statement of operations for the period from November 9, 2007 to December 31, 2007 (going concern basis), the consolidated statements of changes in net assets in liquidation for the period from January 1, 2007 to November 8, 2007 and for the year ended December 31, 2006 (liquidation basis), the consolidated statement of stockholders' equity for the for the period from November 9, 2007 to December 31, 2007 (going concern basis), and the consolidated statements of cash flows for the period from November 9, 2007 to December 31, 2007 (going concern basis), for the period from January 1, 2007 to November 8, 2007 and for the year ended December 31, 2006 (liquidation basis). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 1 to the consolidated financial statements, the stockholders of the Company approved a Plan of Liquidation (POL) in May 2001. Accordingly, the Company had used the liquidation basis of accounting since that date. As further discussed in Note 1 to the consolidated financial statements, on November 8, 2007, the stockholders approved a proposal by the Board of Directors to terminate the POL. As a result, the Company changed its basis of accounting from the liquidation basis to the going concern basis effective November 9, 2007.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. and Subsidiaries as of December 31, 2007 (going concern basis) and the net assets as of December 31, 2006 (liquidation basis); and their results of operations and cash flows for the period from November 9, 2007 to December 31, 2007 (going concern basis) and the changes in their net assets and cash flows for the period from January 1, 2007 to November 8, 2007 and the year ended December 31, 2006 (liquidation basis) in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina March 31, 2008	BDO Seidman, LLP

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Dollars in thousands, except per share amounts)
(Going Concern Basis)

ASSETS
Current Assets:
Cash and cash equivalents	$7,572
Escrow receivable	2,000
Receivables—net	535
Other current assets	149

Total current assets	10,256
Property and equipment, net	4,393

Total assets	$14,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other liabilities	$705
Long-term debt—current portion	38
Member initiation fees and other deferred revenue—current portion	402

Total current liabilities	1,145
Long-term debt, net of current portion	4,214
Member initiation fees and other deferred revenue—net of current portion	745

Total liabilities	6,104

9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73
Additional paid-in capital	8,657
Accumulated deficit	(185)

Total stockholders' equity	8,545

Total liabilities and stockholders' equity	$14,649

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF NET ASSETS
DECEMBER 31, 2006
(Dollars in thousands)
(Liquidation Basis)

ASSETS
Real estate—held for sale	$55,592
Cash and cash equivalents	2,224
Receivables—net	2,892
Other assets	5,370

Total assets	66,078

LIABILITIES
Debt	4,872
Accounts payable and other liabilities	12,760
Deferred revenue—Stonehenge	648
Other obligations	10,648
Reserve for estimated costs during the period of liquidation	3,285

Total liabilities	32,213
Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, 800,000 shares issued and outstanding	20,000

Total liabilities and preferred stock	52,213

NET ASSETS IN LIQUIDATION (available to holders of common stock)	$13,865

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD
NOVEMBER 9, 2007 TO DECEMBER 31, 2007
(Going Concern Basis)
(Dollars in thousands, except per share amounts)

Revenues
Golf operating revenue	$139
Food and beverage revenue	108
Membership dues and fees	290
Other club revenue	12

Total revenues	549

Expenses
Golf operating expenses	94
Food and beverage expenses	98
Other club expenses	217
Depreciation and amortization	86
General and administrative	234

Total expenses	729

Operating loss	(180)

Other income (expense)
Interest income	50
Interest expense	(55)

Other expense, net	(5)

Net loss	$(185)

Loss per share—basic and diluted	$(0.02)

Weighted average number of shares—basic and diluted	7,317

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(Dollars in thousands)

	For the Period January 1, 2007 to November 8, 2007	For the Year Ended December 31, 2006
	(Liquidation Basis)
Net assets in liquidation at beginning of period	$13,865	$13,782
Changes in net assets in liquidation:
Adjustment to liquidation reserve:
Operating income (loss)	516	(448)
Net interest expense	(928)	(1,386)
Increase in reserve for estimated liquidation costs and capital expenditures	(1,357)	(50)

Subtotal of adjustments to liquidation reserve	(1,769)	(1,884)
Increase (decrease) in fair value of the real estate assets	(3,062)	374
Increase (decrease) in fair value of other assets	(400)	1,410
Increase in the fair value of other obligations	—	201

Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	(5,231)	101
Forgiveness of preferred stock obligation	2,500	—
Value of common stock and operating partnership units redeemed in sale of golf courses	—	(18)

Net change in net assets in liquidation	(2,731)	83

Net assets in liquidation, end of period	11,134	$13,865

Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:
Adjustment of real estate and other assets from net realizable value to lower of historical cost or market value	(2,856)
Reversal of previously accrued liquidation costs net of accrued liabilities	388

Net adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting	(2,468)

Stockholders' equity—November 8, 2007 (going concern basis)	$8,666

See accompanying notes to consolidated financial statements

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 9, 2007 THROUGH DECEMBER 31, 2007
(Going concern basis)
(Dollars in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Re-establish stockholders' equity—November 9, 2007	7,317	73	8,593	—	8,666
Stock-based compensation	—	—	4	—	4
Capital contribution received in connection with release of Schooner shares	—	—	60	—	60
Net loss for the period				(185)	(185)

Balance at December 31, 2007	7,317	$73	$8,657	$(185)	$8,545

See accompanying notes to consolidated financial statements

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period November 9, 2007 to December 31, 2007	For the period January 1, 2007 to November 8, 2007	Year Ended December 31, 2006
	Going Concern Basis	Liquidation Basis
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Changes in net assets in liquidation		$(2,731)	$83
Net loss (period subsequent to liquidation accounting)	$(185)
Adjustments to reconcile net loss/changes in net assets in liquidation to net cash provided by (used in) operating activities:
(Decrease) increase in liquidation reserve and adjustments in the fair value of real estate and non-real estate assets	—	3,180	(1,777)
Forgiveness of preferred stock obligation	$—	$(2,500)	$—
Cancellation value of common stock and OP units	—	—	18
Depreciation	86	—	—
Amortization of deferred revenue	(37)	—	—
Stock based compensation charges	4	—	—
Non-cash interest incurred on other obligations	12	337	749
Provision for bad debts	—	17	372
Forgiveness of interest on debt	—	—	(122)
Change in:
Receivables and other assets	1,188	345	198
Prepaid expenses	35	655	—
Accounts payable and other liabilities	(121)	(12,631)	13
Membership initiation fees and other deferred revenue	170	(16)	—
Decrease in liquidation liabilities	—	(3,791)	(2,293)

Net cash provided by (used in) operating activities	1,152	(17,135)	(2,759)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITES
Resort and golf course improvements; purchases of equipment	(12)	(456)	(546)
Restricted cash	—	(2,000)	—
Net proceeds from Resort and golf course dispositions	—	41,852	1,037
Decrease in notes receivable	—	—	3,067

Net cash provided by(used in) investing activities	(12)	39,396	3,558

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITES
Proceeds from debt	10	320	—
Redemption of outstanding preferred stock	—	(17,500)	—
Proceeds from capital contributed	60	—	—
Repayments on debt and capital lease obligations		(943)	(1,397)

Net cash (used in) provided by financing activities	70	(18,123)	(1,397)

Net (decrease) increase in cash and cash equivalents	1,210	4,138	(598)
Cash and cash equivalents, beginning of period	6,362	2,224	2,822

Cash and cash equivalents, end of period	$7,572	$6,362	$2,224

Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$65	$922	$805
Income taxes paid	$—	$—	$—
Non-cash investing and financing activities:
Satisfaction of debt through assignment of certain assets	$—	$—	$710
Equipment acquired under capital leases or other financing	$—	$641	$137

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Termination of the Plan of Liquidation and Alternative Business Strategies

Organization

        Golf Trust of America, Inc. (the Company) was incorporated in Maryland on November 8, 1996 as a real estate investment trust ("REIT"). During the subsequent years leading up to 2000, the Company acquired or held interests in 47 golf courses (18-hole equivalent). In May 2001, after consideration of different strategic alternatives our common and preferred stockholders approved a Plan of Liquidation, the POL. As a result, the Company adopted the liquidation basis of accounting. The POL contemplated the sale of all of the Company's assets and the payment of, or provision for, the Company's liabilities and expenses, and authorized the Company to establish a reserve to fund any contingent liabilities. In 2002, the Company lost its REIT status. Subsequent to adoption of the POL, the Company sold 45 of the 47 golf courses. The last 4 golf courses sold, which occurred on July 16, 2007, consisted of the Innisbrook Golf Club and Resort (the "Resort"). In contemplation of the sale, the Company entered into a separate agreement to redeem the Company's $20 million Series A Cumulative Convertible Redeemable Preferred Stock for $17.5 million.

        Title to the Company's golf courses is generally held by Golf Trust of America, L.P., a Delaware limited partnership. The Company refers to Golf Trust of America, L.P. as the "Operating Partnership", and the Company refers to the Operating Partnership and itself (together with all subsidiaries) collectively as "we", "us" or the "Company". The title to the Resort, prior to its sale, was held by GTA-IB, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is 100% owned by the Operating Partnership. Through its wholly owned subsidiaries GTA GP, Inc. and GTA LP, Inc., the Company holds 100 percent of the interest in the Operating Partnership at December 31, 2007. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the Operating Partnership and owns a 99.8 percent interest therein.

        At December 31, 2007, the Company's only remaining real estate asset is the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, which represents two private golf courses operating under one club structure located in South Carolina. Stonehenge is owned and managed by the Company and is presently held in fee simple. The title to Stonehenge is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company's operating partnership.

Termination of the Plan of Liquidation

        After consideration of its current strategic alternatives, the Board adopted a resolution declaring the termination of the POL, advisable and the Company's stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

        The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board is still permitted to pursue the sale of the Company's final property and/or consider the liquidation of the Company in the event that it is unable to identify and effect a viable alternative, but it would no longer be required to do so by the terms of the POL.

Alternative Business Strategies

        The Board has not limited the types of alternative growth strategies it intends to consider. Emphasis is to be placed on areas of historical Company expertise, as well as that of our management and board of directors.

        The Company currently has approximately $85 million of federal income tax net operation loss carryforwards (NOLs), which may be utilized to offset taxable income generated in future years. It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership or the sale of the remaining golf courses, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years. The Company cannot provide a firm estimate of the potential future NOL reduction at this time due to the variability of several important analytical factors. In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

        To date, the Company has not entered into a definitive agreement with another company regarding growth initiatives or a business combination.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of GTA GP, Inc., GTA LP, Inc., the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting

        The Company adopted the liquidation basis of accounting upon the stockholder approval of its POL on May 22, 2001. From that date forward through and until November 8, 2007, all assets and liabilities had been stated at their estimated fair value and estimated settlement amounts. The estimated fair value had been determined using available market information and valuation methodologies deemed appropriate. However, considerable best-efforts judgment is required in interpreting market data to develop the estimates of fair value.

        In connection with its re-adoption of the going concern basis of accounting effective November 9, 2007, the Company recorded a valuation adjustment for Stonehenge of approximately $2,856,000 to return its carrying amount to depreciated cost which was offset by (i) approximately $328,000 in reversals of previously accrued liquidation costs and (ii) approximately $60,000 from the establishment of prepaid Directors and Officers insurance that had previously been expensed under liquidation basis. Additionally, approximately $390,000 of accrued severance included in the liquidation accrual was reclassified to accrued payroll. These adjustments were made as of November 8, 2007.

Reserve for Estimated Costs During the Period of Liquidation

        Under the liquidation basis of accounting, the Company was required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts varied significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales and the costs associated with cessation of the Company's operations. The Company had accrued estimated costs and operating results, including corporate overhead and specific liquidation costs of severance, professional fees and other miscellaneous costs, expected to be incurred during the period up to the date of the special meeting of the Company's stockholders on November 8, 2007.

        The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve):

		Liquidation Period			Adjustments related to adoption of going concern basis
	December 31, 2006	Transfers and Payments	Operating (Loss) And Interest	Adjustments	Reclassify to Other Liability	Reversals	November 8, 2007
Severance	$1,748,000	$(1,319,000)	$—	$—	$(390,000)	$(39,000)	$—
Professional fees	1,250,000	(1,666,000)	—	416,000			—
Financial advisor fees	297,000	(200,000)	—	(97,000)			—
Capital expenditures	47,000	(128,000)	—	81,000			—
Other	(57,000)	(609,000)	(453,000)	1,408,000		(289,000)	—

Total	$3,285,000	$(3,922,000)	$(453,000)	$1,808,000	$(390,000)	$(328,000)	—

        Included in the paid severance amounts above are performance milestone payments to the Company's executives on July 16, 2007 following the closing of the sale of the Resort. The remaining balance of accrued severance represents the severance liability to the four remaining corporate employees who were non-executive staff at the time of the approval of the POL, which will be paid by July 31, 2008. The adjustment to the other liquidation reserve of approximately $1,408,000 is the provision for the Company's past cumulative net operating results and future forecasts, which included the Resort and its condominium sales operations (until the closing of the sale of these assets on July 16, 2007), certain incurred but unbilled liquidation expenses, and an estimate of the overhead and interest expense of the Company's corporate operations through the date of the stockholder vote on the termination of the plan of liquidation.

Re-adoption of Going Concern Basis

        The Company re-adopted the going concern basis of accounting upon the stockholder termination of the Company's POL on November 8, 2007. As a result, the carrying value of the Company's remaining operating asset, Stonehenge, was adjusted to the lower of the depreciated historical cost and the appraised value. Management's estimate of the fair value of the Stonehenge property at November 8, 2007 (after consideration of the refundable initiation fees) was $5,400,000. Management's estimate considered, among other factors, an independent appraisal from J. Richard Marlow, MAI, SGA, a certified real estate appraiser and consultant.

        Pursuant to Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company is required to adjust the carrying value to the lower of historical cost or the appraised value by asset group or category. The historical cost in each category was lower than the allocation of the appraised value, requiring an adjustment of approximately $2,856,000 that was recorded as of November 8, 2007 resulting in a carrying value of Stonehenge of approximately $4,467,000. The adjusted carrying value is not indicative of the price at which the Company would be willing to sell Stonehenge should the Board decide at a later date that it is in the shareholders' best interest to do so.

        In addition, upon re-adoption of the going concern basis of accounting, the Company reversed the remaining Reserve for Estimated Costs During the Period of Liquidation of approximately $328,000, as discussed above.

Cash Risk Concentration

        We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $100,000. At December 31, 2007 and 2006, the Company had amounts in excess of FDIC limits. The Company mitigates its risk by depositing cash and cash equivalents in a money center bank with superior agency credit ratings.

Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company invests the majority of its available cash in short-term certificates of deposit with maturities of 30-35 days. At December 31, 2007, $5,800,000 was in a 35-day certificate of deposit, or CD, at Wachovia Bank, N.A. bearing interest at 4.1% per annum which matured on January 22, 2008. Upon maturity, the principal amount of the CD is adjusted based on projections of cash requirements and rolled in to a new CD. The Company's remaining available cash balances are in interest bearing money market accounts at Wachovia Bank N.A. from which funds are transferred to the operating bank accounts as needed to cover operational expenses.

Property and Equipment

        From May 22, 2001 through November 8, 2007, all of our long-lived assets had been deemed to be held for sale and, therefore, depreciation expense had not been recorded since September 30, 2000. Subsequent to November 8, 2007, as previously discussed, property and equipment is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the original estimated useful lives of the assets as follows:

Golf course improvements	15 years
Buildings and improvements	30 years
Furniture, fixtures and equipment	3–8 years

Accounts Receivable

        Accounts receivable primarily represents amounts due from Stonehenge members and is net of allowances of approximately $16,000 and $10,000 for doubtful accounts at December 31, 2007 and 2006, respectively.

        Management reviews accounts receivable quarterly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories

        The inventory for food and beverage, golf merchandise and maintenance supplies at Stonehenge is recorded at the lower of cost or market.

Revenue Recognition

        Revenues from golf operations, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided. Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Prepaid dues are recognized as income over the prepayment period.

Membership Initiation Fees

        Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that are refundable (without interest) based on specific conditions generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds is $342,000, which is recorded as an accrued liability at December 31, 2007 and accretes over the members' remaining average contractual term using an interest rate of approximately 10.5%.            The accretion is included in interest expense.

        An initiation fee is required to be paid on all memberships at Stonehenge. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership. Membership initiation fees are deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information is deemed to be an average nine years for the all membership categories.

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

Income Taxes

        During July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption. Income tax related interest and penalties will be recorded as a component of the income tax provision. The adoption of the standard had no material effect on the Company's financial condition or results of operations.

        The Company provides for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. The Company records a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value.

Stock based compensation

        Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which was effective for interim and annual reporting periods beginning after December 15, 2006. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

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

Earnings per Share

        Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net income (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options) that are dilutive.

Recent Accounting Pronouncements

        During February 2007, the FASB Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no effect on the Company's financial condition or results of operations.

        During December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is expected to have no effect on the Company's financial condition or results of operations.

        During December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141 (Revised 2007)"). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. For the Company, SFAS 141 (Revised 2007) is effective for business combinations for which the acquisition date is after December 31, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard has not had an effect on the Company's financial condition or results of operations.

3.    Property and Equipment

        Property and equipment consists of the following:

	December 31, 2007 Going Concern Basis	December 31, 2006 Liquidation Basis
Land	$357,000
Buildings	1,520,000
Golf course improvements	2,348,000
Machinery and equipment	254,000

	4,479,000
Less accumulated depreciation	(86,000)

	$4,393,000

Real estate—held for sale		$55,592,000

        At December 31, 2007, machinery and equipment includes certain equipment with a net book value of approximately $136,000 recorded under capital leases. Depreciation expense amounted to approximately $86,000 for the period November 9, 2007 to December 31, 2007.

4.    Escrow receivable and Receivables—net

        The escrow receivable of $2,000,000 is an amount due from the buyer of the Resort (see Note 10), which remains subject to adjustment for valid claims that the buyer has pursuant to the purchase agreement; however, the Company is not aware of any such claims. The escrow is due to be released to the Company on March 31, 2008.

        The Receivables—net consists primarily of member receivables at Stonehenge at December 31, 2007. At December 31, 2006, receivables-net include approximately $422,000 of member receivables at Stonehenge, with the remainder consisting of member, trade and other miscellaneous receivables of the Resort and its related entity Golf Host Securities, Inc.

5.    Accounts Payable and Other liabilities

        Accounts payable and other liabilities consist of the following:

	December 31, 2007 (Going concern)	December 31, 2006 (Liquidation basis)
Accounts payable	$266,000	$5,904,000
Accrued payroll	52,000	1,250,000
Accrued severance	292,000	—
Accrued expenses	95,000	2,151,000
Deferred revenue and deposits	—	3,455,000

Total	$705,000	$12,760,000

        Subsequent to the closing of the sale of the Resort, the Company paid outstanding accrued and unpaid legal fees totaling approximately $3,261,000 and Board fees and expenses totaling approximately $263,000. The accrued severance balance of approximately $390,000 was reclassified from the liquidation liability on November 8, 2007 and will be paid in full no later than July 31, 2008.

6.    Debt and Lease Obligations

	December 30, 2007	December 31, 2006
	(Going concern)	(Liquidation basis)
Revolving line of credit	$4,100,000	$4,100,000
Capital lease obligations	55,000	772,000
Installment credit agreement	87,000	—
Non-revolving loan	10,000	—

Total	4,252,000	$4,872,000

Less current portion	(38,000)

Long-term portion	$4,214,000

Revolving Line of Credit

        GTA Stonehenge LLC has a $4,200,000 revolving credit line with Textron Financial Corporation ("Textron"), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly resulting in an effective rate of 9.25% at December 31, 2007. The related security agreement contains events of default provisions that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of Stonehenge LLC or the Operating Partnership, failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge and material judgments. In the event of the occurrence of an event of default, Textron is entitled to, among other things, accelerate all obligations of the Borrower under the aforesaid loan documents and sell certain of the Borrower's assets, namely Stonehenge and related assets, to satisfy the Borrower's obligations. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At December 31, 2007, the Company did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment). In light of the fact that the Company has consistently met its financial obligations throughout the term of the loan, Textron waived said covenant violation as of December 31, 2007 subject to re-evaluation at December 31, 2008.

Other

        The Company entered in to various other loan and capital lease obligations that have payment terms ranging from approximately $200 to $2,000 per month and interest rates of 6.5% to 9.0%.

        Maturities of these debt and lease obligations are as follows:

Amount
2008	$38,000
2009	4,142,000
2010	45,000
2011	25,000
2012	2,000

Total	$4,252,000

7.    Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

        On April 2, 1999, the Company completed a $20,000,000 registered offering of 800,000 shares of the Company's 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. All shares of the Series A Preferred Stock were sold to AEW Targeted Securities Fund, L.P. ("AEW").

        On June 25, 2007, the Company and AEW entered into the AEW Option Agreement, which, among other things:

  •
  granted the Company the Option, exercisable by the Company in its sole discretion, to purchase, on or before August 1, 2007, all 800,000 shares of the Series A Preferred Stock held by AEW including, without limitation, all of AEW's rights to Liquidation Preferences (as defined in the Company's Articles Supplementary, including, without limitation, Liquidation Preferences in respect of any accrued and unpaid dividends) payable in respect of such shares as of the Company's exercise of the Option for a price of $17,500,000 (the "Exercise Price"), subject to upward adjustment; provided, however, that the Option could only be exercised by the Company in the event that the Business of the Resort was purchased pursuant to the essential terms and conditions, including purchase price, of the Asset Purchase Agreement; and

  •
  provided that at such time as the Company exercised the Option and paid the Exercise Price in accordance with the provisions of the AEW Option Agreement, all rights of AEW pursuant to any agreements between AEW and the Company, the Company's Articles Supplementary or otherwise would terminate, and the Series A Preferred Stock purchased would be authorized and unissued shares of Series A Preferred Stock to which AEW would no longer have any ownership rights.

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

        The Company's 2007 Stock Option Plan, which is shareholder approved, permits the grant of share options and shares to its employees for up to 700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest ratably over three years and have three to five year contractual terms from the vesting date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Name of Stock Option/Award Plans	Shares Issued	Shares Available To Issue
1997 Stock Incentive Plan	500,000	—
1997 Non-employee Director's Plan	100,000	—
New 1997 Plan	582,032	17,968
1998 Plan	498,000	2,000
2007 Stock Option Plan	275,000	425,000

Stock Option Plan Transactions

        On December 17, 2007, 275,000 option shares were granted from the 2007 Stock Option Plan to the Company's new CEO, Michael C. Pearce. The estimated grant-date fair value of these options was $1.00 per share. The exercise price is $2.10, the closing American Stock Exchange price on December 14, 2007, as specified in Mr. Pearce's employment agreement. Stock option expense of approximately $4,300 was recorded related to these issued options. No option shares were granted to employees or exercised in 2006. All other outstanding options, which were granted prior to approval of the POL in May 2001, and vesting of these options were accelerated pursuant to the adoption of the POL.

        The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company's stock and was estimated at 57.05%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 4%. The expected term in years is an average of four years. The Company did not grant any shares in 2006 and other than the 275,000 options described herein there were no outstanding unvested options. At December 31, 2007, there was approximately $271,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the next four years.

        Pursuant to the respective option plans, except the 1997 Non-Employee Director's Plan, any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director's Plan are exercisable until their original expiration date.

        At December 31, 2007, these options had no intrinsic value.

Option Shares	Shares(1)	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,062,500	$22.69
Granted	—	—
Exercised	—	—
Expired and/or canceled	712,500	23.39

Outstanding at November 8, 2007	350,000	$21.27
Granted	275,000	2.10
Exercised	—	—
Expired and/or canceled	—	—

Outstanding at December 31, 2007	625,000	$12.83

        There were no options granted, exercised, expired or canceled in 2006.

	Options Outstanding
		Remaining Contractual Life (years)		Options Exercisable
Range of Exercise Price			Average Exercise Price
	Shares			Shares	Price
$2.10	275,000	5.0	$2.10	—	$—
$7.85	20,000	3.1	7.85	20,000	$7.85
$16–$19	135,000.7		17.28	135,000	17.28
$24–$26	175,000.2		25.00	175,000	25.00
$29	20,000.1		29.00	20,000	29.00

	625,000			350,000

9.    Income Taxes

        The Company initially qualified as a real estate investment trust, commonly called a REIT. The Company no longer qualified as a REIT as of 2002. Under the tax code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, the Company will be subject to federal income tax on any net taxable income it earns (or net taxable gain it realizes).

        During 2007 and 2006, the Company's operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on its 2007 and 2006 operating revenues or its proceeds from 2007 and 2006 property sales. Deferred income tax assets (liabilities) as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Differences in the carrying value of golf course assets	$(333,000)	$(3,205,000)
Liquidation liability	—	1,236,000
Federal and state net operating loss carryforwards	30,867,000	30,037,000
Capital loss carryover	16,624,000	16,960,000
Contingent refurbishment	—	1,601,000
Other liabilities	333,000	—
Intangible assets	—	(2,743,000)
Other	6,000	794,000

Sub-total	47,497,000	44,680,000
Valuation Allowance	(47,497,000)	(44,680,000)

Total net deferred tax assets	$—	$—

        Included in deferred tax assets above for the years ended December 31, 2007 and 2006 are Federal and state operating losses of $84,858,000 and $72,400,000, respectively. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.

        Also included in deferred tax assets above is a capital loss carryover of $44,568,000, which expires in 2009.

        The provision for federal and state income taxes for the periods January 1, 2007 to November 8, 2007 (liquidation basis) and November 9, 2007 to December 31, 2007 (going concern basis) and for the year ended December 31, 2006 is made up of the following components:

	For the Period January 1, 2007 to November 8, 2007	For the Period November 9, 2007 to December 31, 2007	2006
Deferred Income Tax Benefit (Provision)
State	$203,000	$11,000	$(54,000)
Federal	2,545,000	59,000	(39,000)

Sub-total	2,748,000	70,000	(93,000)
Change in Valuation Allowance	(2,748,000)	(70,000)	93,000

Total	$—	$—	$—

        Utilization of the deferred tax asset of $47,497,000 is dependent on future taxable income. Based on the Company's historical operating results and its current estimates of future operating income, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

        The effective income tax rate is different from the federal statutory rate for the periods January 1, 2007 to November 8, 2007 (liquidation basis) and November 9, 2007 to December 31, 2007 (going concern basis) and for the year ended December 31, 2006 for the following reasons:

        The statutory rate reconciling percentages for 2006 are initiated primarily as a result of the nominal amount of pretax income to which the reconciling items are being compared. The state income tax expense for 2006 is higher than in prior years due to an adjustment of state net operating loss carryovers. The "Other" reconciling amount for 2006 is the result of an adjustment to the net fixed asset tax basis that did not have a corresponding impact on the net operating loss carryover. The primary reconciling item for 2007 is the permanent difference related to the financial statement recognition of income for the discount on repayment of preferred stock that is not includible in taxable income.

	For the Period January 1, 2007 to November 8, 2007	For the Period November 9, 2007 to December 31, 2007	2006
Expected taxes at statutory rates	(34.0)%	(34.0)%	34.0%
State income tax benefit, net of federal income tax rate	(2.6)%	(4.0)%	35.3%
Financial statement income recognized on redemption of preferred stock	(16.4)%	—	—
Other	—	—	21.6%
Nondeductible meals and entertainment expenses	—	—	1.2%
Change in Valuation allowance	53.0%	38.0	(92.1)%

Total	—	—	—

        In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109". The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The adoption of FIN 48 has not resulted in a decrease in the deferred tax assets for the unrecognized tax benefits to tax positions taken in prior periods. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the related implementation of FIN 48.

        The Company's policy is to include interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. However, since there were no unrecognized tax benefits at December 31, 2007 there have been no interest or penalties recorded to date by the Company.

        The following table summarizes the changes to the amount of unrecognized tax benefits for the year ended December 31, 2007:

2007
Unrecognized tax benefits at January 1, 2007	$—
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—tax positions in current period	—
Gross decreases—tax positions in current period	—
Settlements	—

Unrecognized tax benefits at December 31, 2007	$—

        The Company files U.S. Federal, South Carolina and Florida income tax returns. Since the Company has incurred net operating losses since 2001, all tax years from 2001 through 2007 remain subject to examination by the IRS for U.S. federal tax purposes as do our state tax returns by the appropriate state taxing authorities. The 2001 through 2003 tax years may only be adjusted to eliminate or reduce the utilization of net operating losses claimed in future years, while our 2004 through 2007 returns remain subject in their entirety to examination by the appropriate tax authorities.

10.    Sale of the Resort

        On July 16, 2007, the Company and its affiliates completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC's equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement. The purchase price received by the Company was approximately $35,000,000 in cash less a working capital purchase price adjustment of $2,221,000 plus (a) $4,000,000 to be used to settle certain obligations, (b) $844,000 for reimbursement of certain rental pool payments discussed in more detail below, (c) $317,000 for reimbursement of certain agreed upon capital expenditures, (d) $25,000 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities. The final post-closing working capital settlement amount, as set forth in the Asset Purchase Agreement, was settled and paid in the amount of approximately $1,305,000 on November 29, 2007 which along with other vendor refunds and reimbursements approximated the receivable recorded at September 30, 2007. The Asset Purchase Agreement provides for a $2,000,000 escrow for GTA-IB's and the Company's indemnification liabilities to be held, pursuant to its terms, until at least March 31, 2008.

        Certain condensed balance sheet information of the Resort as of December 31, 2006 adjusted for the liquidation basis of accounting, is provided below.

December 31, 2006
Assets
Current assets	$5,296,000
Real estate and Resort assets	51,212,000
Other assets	3,302,000

Total assets	59,810,000

Liabilities
Accounts payable and accrued expenses	8,961,000
Long term refurbishment	4,254,000
Capital lease obligations	772,000
Westin termination fee	5,594,000
Troon supplemental fee	800,000
Note payable collateralized by Resort assets	—
Reserve/adjustment for projected operating results through the contemplated holding period	(900,000)

Total liabilities	19,481,000

Net investment in subsidiary	40,329,000
Write-down to estimated value	(2,421,000)

Net investment in subsidiary adjusted for write-down	$37,908,000

Master Lease Refurbishment Obligation

        In connection with the Company taking control of the Resort from its unaffiliated borrower effective July 16, 2004, the Company recorded a liability to recognize its obligations under the Master Lease Agreement, or MLA, refurbishment program. This program entitles condominium owners who participate in the Rental Pool to 50% reimbursement of the refurbishment costs of their unit subject to the terms and conditions of the MLA. Interest on this liability is accrued at a rate of 5% and is paid quarterly. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. In addition, the Company's subsidiary, GTA IB, LLC, agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the applicable condominium owner's investment in the refurbishment. The Company refers to this program as Phase 5. Interest on the Phase 5 liability is accrued at a rate of 2.5% per annum and paid quarterly. Principal payments for Phase 5 begin in the first quarter of 2008 and will be paid quarterly through the fourth quarter of 2012. As of December 31, 2006, the Company estimated the settlement value of this liability upon sale of the Resort to be $4,254,000. This liability was transferred with the sale of the Resort.

Westin Termination Fee

        The Management Agreement that the Company executed with Westin on July 15, 2004 provided that the Company shall pay to Westin, subject to the terms and conditions set forth in that agreement, a termination fee of not less than $5,500,000. The estimated settlement value of this liability upon sale of the Resort was approximately $5,594,000 as of December 31, 2006. The termination fee was paid in concurrence with the sale of the Resort.

Troon Supplemental Fee

        The facility management agreement that Westin executed with Troon was effective as of July 15, 2004. That agreement provides that the Company shall pay to Troon, subject to the terms and conditions set forth in that agreement, a supplemental fee of $800,000 for outstanding management fees originally payable to Troon prior to July 15, 2004. The supplemental fee was paid in concurrence with the closing.

11.    Commitments and Contingencies and Subsequent Events

Operating Leases

        The Company leases certain equipment under operating leases. Its corporate office lease at December 31, 2007 was month-to-month. Future minimum lease payments under leases in excess of one year are as follows:

Amount
2008	$259,000
2009	249,000
2010	218,000
2011	77,000
2012	194,000

Total	$997,000

Schooner Shares

        The 85,000 shares of common stock were pledged to the Company as security for the payment and performance of the obligations and liabilities of the pledgor under a common stock redemption agreement executed concurrently with a 2001 asset sale. This redemption agreement provides in part that these shares will be tendered to us if and when the total amount of liquidating distributions paid to the holders of common stock pursuant to the plan of liquidation is less than $10.74 per share. Pursuant to a definitive agreement reached December 27, 2007, the Company received remuneration in the amount of $60,000 and the shares were released to Schooner Capital.

Legal Proceedings

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

        The titled action was brought in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc. ("LOCI") and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership. Plaintiffs assert LOCI performed construction services on, or that LOCI benefited, the property of various defendants, including the Operating Partnership. With respect to the Operating Partnership, plaintiffs seek to foreclose a mechanic's lien upon property formerly owned by it. The lien is for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculate interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting the Operating Partnership's Motion for Summary Judgment in April 2002 and a final judgment in November 2003. Plaintiffs appealed the ruling to the Missouri Court of Appeals. The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On March 12, 2008, a case management conference was held. The presiding judge set September 30, 2008, as deadline for completing discovery and scheduled another conference for October 8, 2008, at which time it is anticipated that the case will be set for trial. At this time, the Company is unable to assess the likely outcome of this litigation.

Young Complaints

        On March 22, 2004, a lawsuit was filed by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.) (collectively "the Youngs"), against our independent registered public accounting firm, BDO Seidman, LLP, and three former BDO partners (the "BDO Defendants"), the Company and our executive officers (the "GTA Defendants").

        On February 1, 2008, the Company and the Youngs entered into a settlement agreement requiring the plaintiffs to pay the Company $500,000 and transfer title to certain land in Charleston County, South Carolina to the Company. BDO Seidman, LLP, its partners and the Youngs had previously resolved their differences. The case is now closed.

Property Tax Lawsuit

        GTA-IB had filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. In January 2008, the Company settled the lawsuits with the Pinellas County Property Appraiser and Tax Collector for all years. As a result of the settlement, the Company received reductions in the 2004 and 2005 assessments and agreed to dismiss its 2006 lawsuit. Based on the reductions in assessed value, the Company expects to receive a total refund of approximately $170,000 of which $117,000 was received on or about February 25, 2008. The case is now closed.

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

Other

        On January 18, 2008, the Company's CFO was awarded 50,000 stock options at an exercise price of $1.90. Upon full Board of Directors approval on January 25,2008, each of the four independent members of the Company's Board of Directors was awarded 40,000 stock options at an exercise price of $1.82 all of which vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerate upon change of control and the Board's options also accelerate upon the resignation or removal of a director upon completion of his elected term.

SIGNATURES AND POWERS OF ATTORNEY

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on March 31, 2008.

GOLF TRUST OF AMERICA, INC.
By:	/s/ MICHAEL C. PEARCE Michael C. Pearce Chief Executive Officer

        Each of the undersigned officers and directors of Golf Trust of America, Inc. does hereby constitute and appoint Michael C Pearce and Tracy S. Clifford, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL C. PEARCE Michael C. Pearce	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2008
/s/ TRACY S. CLIFFORD Tracy S. Clifford	Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2008
/s/ JONATHAN M. COUCHMAN Jonathan M. Couchman	Director	March 31, 2008
/s/ JAY A. GOTTLIEB Jay A. Gottlieb	Director	March 31, 2008
/s/ JAN H. LOEB Jan H. Loeb	Director	March 31, 2008
/s/ WILLIAM VLAHOS William Vlahos	Director	March 31, 2008

EXHIBIT INDEX

        Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

        The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2007 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this Annual Report.

No.	Description
2.1
Plan of Liquidation and Dissolution of Golf Trust of America, Inc., as approved by stockholders on May 22, 2001 and as currently in effect (previously filed as Exhibit 2.1 to our company's Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).
3.1
Sixth Amended and Restated Bylaws of Golf Trust of America, Inc., as adopted on November 8, 2007 and as currently in effect. (previously filed as Exhibit 3.1 to our company's Current Report on Form 8-K, filed November 9, 2007 and incorporated herein by reference).
10.1.1+
Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of February 25, 2001 (previously filed as Exhibit 10.4 to our company's Current Report on Form 8-K, filed March 12, 2001, and incorporated herein by reference).
10.1.2+
Letter Agreement to the Second Amended and Restated Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of March 22, 2004 (previously filed as Exhibit 10.16.3 to our company's Annual Report on Form 10-K filed March 30, 2004, and incorporated herein by reference).
10.1.3+*	Termination of Employment Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, dated as of November 8, 2007
10.1.4+*	Consulting Agreement between Golf Trust of America, Inc. and W. Bradley Blair, II, or "The Blair Group," dated as of November 8, 2007
10.2+*	Employment Agreement between Golf Trust of America, Inc. and Michael Pearce, dated as of November 8, 2007
10.3+*	Severance and Consulting Agreement between Golf Trust of America, Inc. and Tracy S. Clifford, dated as of November 7, 2007
10.4.1
Amended and Restated Loan Agreement, dated as of August 4, 2005, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.3 to our company's Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).
10.4.2
Notice of Future Advances, Note Mortgage, Security Agreement, and Fixture Filing, dated as of August 4, 2005, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.4 to our company's Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).
10.5.1
Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C. (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K, filed July 29, 2004, and incorporated herein by reference).

10.5.2
First Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC (formerly known as Innisbrook F, LLC) (previously filed as Exhibit 10.30.2 to our company's Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference).
10.5.3
Second Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, LLC (formerly known as Golf Host Resorts, Inc.), Golf Trust of America, L.P., GTA-IB, LLC and Parcel F, LLC (formerly known as Innisbrook F, LLC) (previously filed as Exhibit 10.30.3 to our company's Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference).
10.6
Option Agreement, dated June 25, 2007, between our company and AEW Targeted Securities Fund, L.P. (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K filed June 26, 2007, and incorporated herein by reference).
10.7
Golf Trust of America, Inc. 2007 Stock Option Plan (previously filed as Appendix A to our company's definitive proxy statement dated and filed on November 16, 2007, and incorporated herein by reference).
10.8
Asset Purchase Agreement by and among Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC and Salamander Innisbrook, LLC dated as of June 25, 2007 (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K filed June 26, 2007 and incorporated herein by reference)..
10.9.1
Business Loan Agreement, dated as of April 10, 2007, by and among GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank (previously filed as Exhibit 10.1 to our company's Quarterly Report on Form 10-Q filed August 16, 2007 and incorporated herein by reference).
10.9.2
Commercial Security Agreement, dated as of April 10, 2007, between GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank (previously filed as Exhibit 10.2 to our company's Quarterly Report on Form 10-Q filed August 16, 2007 and incorporated herein by reference).
10.9.3
Promissory Note, dated as of April 10, 2007, between GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank (previously filed as Exhibit 10.3 to our company's Quarterly Report on Form 10-Q filed August 16, 2007 and incorporated herein by reference).
10.9.4
Mortgage, dated as of April 10, 2007, between GTA-IB, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank (previously filed as Exhibit 10.4 to our company's Quarterly Report on Form 10-Q filed August 16, 2007 and incorporated herein by reference).
10.10.1
Settlement Agreement by and among Larry D. Young, Danny L. Young, Kyle N. Young, The Young Family Irrevocable Trust and The Legends Group, Ltd. (collectively, the "Legends Plaintiffs"), and Golf Trust of America, Inc., W. Bradley Blair, II, and Scott D. Peters (collectively, the "GTA Defendants") (previously filed as Exhibit 10.1 to our company's Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference).

10.10.2
Confession of Judgment by and among Larry D. Young, Danny L. Young, Kyle N. Young, The Young Family Irrevocable Trust and The Legends Group, Ltd. (collectively, the "Legends Plaintiffs"), and Golf Trust of America, Inc., W. Bradley Blair, II, and Scott D. Peters (collectively, the "GTA Defendants") (previously filed as Exhibit 10.2 to our company's Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference).
10.10.3
Promissory Note pursuant to the Settlement Agreement in the case captioned Larry D. Young, et al., Plaintiffs, v. BDO Seidman, LLP, et al., Defendants (previously filed as Exhibit 10.3 to our company's Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference).
14.1
Code of Business Conduct and Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on November 6, 2007 (previously filed as Exhibit 14.1 to our company's Current Report on Form 8-K, filed November 9, 2007, and incorporated herein by reference).
23.1*	Consent of BDO Seidman, LLP
24.1*	Powers of Attorney (included under the caption "Signatures")
25.1*	Consent of J. Richard Marlow, MAI, SGA
31.1*	Certification of Michael C. Pearce pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Tracy S. Clifford pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

†
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+
Denotes a management contract or compensatory plan.

QuickLinks

GOLF TRUST OF AMERICA, INC. Annual Report on Form 10-K for the Year Ended December 31, 2007 TABLE OF CONTENTS
Cautionary Note Regarding Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES.
  ITEM 9B. OTHER INFORMATION
PART III
Equity Compensation Plan Information
PART IV
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GOLF TRUST OF AMERICA, INC. CONSOLIDATED BALANCE SHEET DECEMBER 31, 2007 (Dollars in thousands, except per share amounts) (Going Concern Basis)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF NET ASSETS DECEMBER 31, 2006 (Dollars in thousands) (Liquidation Basis)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD NOVEMBER 9, 2007 TO DECEMBER 31, 2007 (Going Concern Basis) (Dollars in thousands, except per share amounts)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (Dollars in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD NOVEMBER 9, 2007 THROUGH DECEMBER 31, 2007 (Going concern basis) (Dollars in thousands)
GOLF TRUST OF AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
GOLF TRUST OF AMERICA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES AND POWERS OF ATTORNEY
EXHIBIT INDEX