Form 10-Q
period 2008-03-31
GOLF TRUST OF AMERICA INC
filed 2008-05-12
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On May 9, 2008, there were 7,317,163 shares outstanding of the registrant’s common stock.

GOLF TRUST OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2008

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Quarterly Report on Form 10-Q are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe”, “expect”, “will”, “anticipate”, “intend”, “estimate”, “project”, “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”). Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Accordingly, our projections in this Quarterly Report on Form 10-Q are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (incorporated by reference) which you should review carefully.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

	March 31, 2008	December 31, 2007*
	(unaudited)
ASSETS
Current assets: Cash and cash equivalents	$7,198,789	$7,572,152
Escrow receivable	2,000,000	2,000,000
Receivables—net	480,581	534,591
Note receivable – current portion	221,212	—
Other current assets	245,201	148,899
Total current assets	10,145,783	10,255,642
Note receivable, net of current portion	210,368	—
Property and equipment, net	5,314,612	4,393,641
Total assets	$15,670,763	$14,649,283
LIABILITIES
Current liabilities:
Accounts payable	$294,291	$266,226
Accrued expenses and other liabilities	467,551	436,201
Long-term debt — current portion	4,138,993	38,183
Member initiation fees and other deferred revenue – current portion	403,591	402,081
Total current liabilities	5,304,426	1,142,691
Long-term debt, net of current portion	103,868	4,213,926
Member initiation fees and other deferred revenue – net of current portion	750,928	744,878
Total liabilities	6,159,222	6,101,495
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,693,360	8,658,171
Retained earnings (accumulated deficit)	745,009	(183,555)
Total stockholders’ equity	9,511,541	8,547,788
Total liabilities and stockholders’ equity	$15,670,763	$14,649,283

* Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis) (unaudited)

Three Months Ended March 31, 2008
Revenues
Golf operating revenue	$181,350
Food and beverage revenue	151,854
Membership dues and fees	514,314
Other club revenue	107,966
Total revenues	955,484
Expenses
Golf operating expenses	139,621
Food and beverage expenses	142,038
Other club expenses	351,780
Depreciation and amortization	146,539
General and administrative	858,527
Total expenses	1,638,505
Operating loss	(683,021)
Other income (expense)
Other income	1,641,176
Other expenses	(6,300)
Interest income	70,416
Interest expense	(92,262)
Other income, net	1,613,030
Income before income tax provision	930,009
Income tax provision	—
Net income	$930,009

Earnings per share—basic	$0.13
Weighted average number of shares—basic	7,317,163

Earnings per share—diluted	$0.13
Weighted average number of shares—diluted	7,324,371

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

Three Months Ended March 31, 2007
(unaudited)
Net assets in liquidation, beginning of period	$13,865,000
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income	2,552,629
Net interest expense	(379,642)
Other expense	(58,500)
Increase in reserve for estimated liquidation costs and capital expenditures	(2,619,437)
Changes in net assets in liquidation	(504,950)
Net assets in liquidation, end of period	$13,360,050

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Going Concern Basis)	(Liquidation Basis)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Changes in net assets in liquidation		$(504,700)
Net income (subsequent to liquidation accounting)	$930,009
Adjustments to reconcile net income/change in net assets in liquidation to net cash provided by (used in) operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets		2,620,437
Stock based compensation	33,744	—
Gain on legal settlement	(1,463,922)	—
Depreciation	146,539	—
Amortization of deferred revenue	(56,481)	—
Provision for bad debts, net of recoveries	(2,993)	38,000
Non-cash interest	4,700	160,652
Other changes in operating assets and liabilities	79,457	(540,262)
Decrease in liquidation liabilities	—	(418,842)
Net cash (used in) provided by operating activities	(328,947)	1,355,285
Cash flows from investing activities:
Capital expenditures	(35,168)	(170,146)
Cash flows from financing activities:
Repayments on debt and capital lease obligations	(9,248)	(448,204)
Net cash used in financing activities	(9,248)	(448,204)
Net (decrease) increase in cash	(373,363)	736,935
Cash and cash equivalents, beginning of period	7,572,152	2,223,359
Cash and cash equivalents, end of period	$7,198,789	$2,960,294
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$86,615	$199,471
Non-cash transactions:
Assets acquired through capital leases	$—	$497,842
Gain on legal settlement:
Note receivable	$431,580	$—
Land and value of timber	$1,032,342	$—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(unaudited)

1.  Organization, Termination of the Plan of Liquidation and Alternative Business Strategies

Organization

Golf Trust of America, Inc. (the Company) was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”).  In May 2001, after consideration of different strategic alternatives, the Company approved a Plan of Liquidation, the POL. As a result, the Company adopted the liquidation basis of accounting.  Subsequent to adoption of the POL, the Company sold 45 of its 47 golf courses. After consideration of its current strategic alternatives, the Board adopted a resolution declaring the termination of the POL advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board is still permitted to pursue the sale of the Company’s final property and/or consider the liquidation of the Company in the event that it is unable to identify and effect a viable alternative, but it would no longer be required to do so by the terms of the POL.

At March 31, 2008, the Company’s only remaining real estate asset is the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, which represents two private golf courses operating under one club structure located in South Carolina. The title to Stonehenge is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

Alternative Business Strategies

The Board has not limited the types of alternative growth strategies it intends to consider. Emphasis is to be placed on areas of historical Company expertise, as well as that of our management and board of directors.  See Note 8, Income Taxes, regarding discussion of net operating loss carryforwards in a business combination.

To date, the Company has not entered into a definitive agreement with another company regarding growth initiatives or a business combination.

2.  Basis of Presentation

Interim Statements

The accompanying condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies. These condensed consolidated financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the financial information for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. The Company’s management believes that the disclosures included in the accompanying interim condensed consolidated financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the condensed consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries GTA GP, Inc., and GTA LP, Inc., and Golf Trust of America, L.P., which holds title to the golf course properties, and GTA-Stonehenge, LLC which manages the remaining golf properties, and GTA-IB, LLC, which held the Company’s interest in the Innisbrook Resort and Golf Club, or the Resort, a four-golf course destination resort which the Company sold in July 2007.

Use of Estimates

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenue and expenses reported.  Actual results could differ from these estimates and assumptions.

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

Membership Initiation Fees

Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that are refundable (without interest) based on specific conditions generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds is approximately $334,000, which is recorded as an accrued liability at March 31, 2008 and accretes over the members’ remaining average contractual term using an interest rate of approximately 10.5%. The accretion is included in interest expense.

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

Stock based compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period in accordance with SFAS No. 123(R), Share-Based Payment.

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (after deducting any dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three months ended March 31, 2008, the diluted earnings per share was the same as basic earnings per share since the effects of options would have been anti-dilutive.

Liquidation Basis—For the three months ended March 31, 2007

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

3.  Property and Equipment

Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Land at Stonehenge	$356,860	$356,860
Other land	1,032,342	—-
Buildings	1,540,654	1,520,284
Golf course improvements	2,347,724	2,347,724
Machinery and equipment	269,083	254,285
	5,546,663	4,479,153
Less accumulated depreciation	(232,051)	(85,512)
	$5,314,612	$4,393,641

At March 31, 2008, machinery and equipment includes certain equipment with a net book value of approximately $131,111 recorded under a capital lease or other financing arrangement. Depreciation expense amounted to $146,539 for the three months ended March 31, 2008.  Other land includes the appraised value 118.67 acres of raw land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $930,000 and the value of the timber that could be harvested from this land of approximately $102,000.

4.  Receivables

Escrow receivable

The escrow receivable of $2,000,000 is an amount due from the buyer of the Resort which was released on March 31, 2008 and received by the Company on April 3, 2008 plus accrued interest of approximately $31,000.

Receivables-net

The Receivables—net consists of member receivables at Stonehenge and interest receivable on the escrow discussed above.

Note receivable

The Note receivable of $431,580 ($221,212 current portion, $210, 368 long term portion) represents the net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on January 31, 2008.  The promissory note is in the principal amount of $3,876,856, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments.  The scheduled payments are $100,000 due on May 31, 2008 followed by a payment of $133,333 due on January 1st of 2009, 2010 and 2011.

5.  Debt and Lease Obligations

	March 31, 2008	December 30, 2007

Revolving line of credit	$4,100,000	$4,100,000
Capital lease obligations	51,457	55,197
Installment credit agreement	81,623	86,712
Non-revolving loan	9,781	10,200
Total	4,242,861	4,252,109
Less current portion	(4,138,993)	(38,183)
Long-term portion	$103,868	$4,213,926

Revolving Line of Credit

GTA-Stonehenge, LLC, or GTA-SH, has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly resulting in an effective rate of 7.75% at March 31, 2008. The related security agreement contains events of default provisions that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of GTA-SH, or the Operating Partnership, failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge and material judgments. In the event of the occurrence of an event of default, Textron is entitled to, among other things, accelerate all obligations of the Borrower under the aforesaid loan documents and sell certain of the Borrower’s assets, namely Stonehenge and related assets, to satisfy the Borrower’s obligations. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At March 31, 2008, GTA-SH did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment).

In light of the fact that the GTA-SH has consistently met its financial obligations throughout the term of the loan, Textron waived said covenant violation as of December 31, 2007 and for 2008 subject to re-evaluation at December 31, 2008.

Other

The Company entered in to various other loan and capital lease obligations that have payment terms ranging from approximately $200 to $2,000 per month and interest rates of 6.5% to 9.0%.

6.  Stock Options and Awards

Employee Stock Options and Awards

The compensation committee of the board of directors determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the market price at the date of grant and became exercisable in three to five years. The Company has several stock option/award plans as listed below.

The Company’s 2007 Stock Option Plan, which is stockholder approved, permits the grant of share options and shares to its employees for up to 700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest ratably over three years and have three to five year contractual terms from the vesting date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Stock Option Plan Transactions

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO, Tracy S. Clifford and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member).  The estimated grant-date fair value of these options was $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing American Stock Exchange price on the respective grant date, as specified by the Compensation Committee. Stock option expense of $33,744 was recorded related to these issued options and the 275,000 options shares issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% and 2.64%, respectively. The expected term in years is an average of four years. The total outstanding unvested options at March 31, 2008 is 485,000. At March 31, 2008, there was approximately $408,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011.  At March 31, 2008, these options had no intrinsic value.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan, any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.

During the three months ended March 31, 2008, no options were exercised and 260,000 options expired.

7.  Other Income

For the three months ended March 31, 2008, the Company recognized  $1,641,176 in other income.  This other income was primarily due to the recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints.  In connection with the settlement, a note receivable that was recorded at its estimated net present value of $431,580 and raw land that was recorded at its appraised value of  $930,000 coupled with the value of the timber that can be harvested from this land of approximately $102,000.  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Resort.

8.  Income Taxes

As of March 31, 2008 and December 31, 2007, the Company has approximately $84.0 million and $84.8 million of federal income tax net operating loss carryforwards (NOLs) which may be utilized to offset taxable income generated in future years which are included in deferred income tax assets for the respective periods.  The Company recorded a valuation allowance for these carryforwards.  The Company had pre-tax income of approximately $930,000 for the three months ended March 31, 2008 and a decrease of approximately $505,000 in net assets in liquidation for the three months ended March 31, 2007.  Since the Company had net income for the three months ended March 31, 2008, the net operating loss carryforward was reduced accordingly.    These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.  It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership or the sale of the remaining golf courses, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years.  In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

9.  Commitments and Contingencies

Barter Transactions

Included in the accompanying condensed consolidated statement of operations are non-monetary transactions arising from the trading of the lease of the Woodcreek Farms clubhouse, cart storage facility, tennis/swim building, and golf proshop facilities from the developer of the Woodcreek subdivision in exchange for our daily management, operating and staffing of such facilities.   Barter revenues and expenses are recorded at the estimated fair market value of the lease of such facilities. The Company recognizes barter revenues and expenses on the first of each month.  Barter revenue and expense for the three months ended March 31, 2008, totaled approximately $80,000.

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

Property Tax Lawsuit

GTA-IB, LLC had filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. In January 2008, the Company settled the lawsuits with the Pinellas County Property Appraiser and Tax Collector for all years. As a result of the settlement, the Company received reductions in the 2004 and 2005 assessments and agreed to dismiss its 2006 lawsuit. Based on the reductions in assessed value, the Company expects to receive a total refund of approximately $177,000 of which $117,000 was received on or about February 25, 2008 and $60,000 is recorded as a receivable. The case is now closed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golf Trust of America, Inc. was incorporated in Maryland on November 8, 1996. We have been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. However, as previously announced and described more fully below, we are currently considering additional strategic options to maximize stockholder value. We were originally formed to be a REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of May 9, 2008, our only remaining asset is the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, held by us in fee simple, representing two private golf courses operating under one club structure located in South Carolina. The Operating Partnership holds title to Stonehenge. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in the Operating Partnership as of may 9, 2008. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

Termination of the Plan of Liquidation

The Board adopted a resolution declaring the termination of the Plan of Liquidation, or the “POL”, advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board is still permitted to pursue the sale of the Company’s final property and/or consider the liquidation of the Company in the event that it is unable to identify and affect a viable alternative, but it would no longer be required to do so by the terms of the POL.

Subsequent to the termination of the POL, we have continued to own and operate Stonehenge which has approximately 960 members. Concurrently, we have placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for stockholders. We are seeking to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also evaluate acquisitions or business combinations in unallied industries.

There can be no assurance that the Company will successfully consummate a viable alternative growth strategy. The Company has limited financial and management capacity, will be competing with organizations possessing far greater resources, and is subject to specific industry and macro economic factors, many of which may prove outside of the Company’s control or sphere of influence.

Executive Summary

We reported net income of $930,009, or $0.13 per basic share for the three months ended March 31, 2008.  Due to the fact that we were under liquidation basis of accounting for the three months ended March 31, 2007, the two periods are not meaningful for comparison purposes; however, a comparison of the operating results for just Stonehenge which is comparable for these periods is provided below under the heading Results of Operations.  The net income for the three months ended March 31, 2008 of $930,009 was primarily due to the

recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints.    In connection with the settlement, a note receivable that was recorded at its estimated net present value of $431,580 and raw land that was recorded at its appraised value of $930,000 coupled with the value of the timber that can be harvested from this land of approximately $102,000.  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, or the Resort, which we owned until it was sold on July 16, 2007.

Operating expenses for the Company totaled $1,638,505 consisting of $146,539 in depreciation expense, $623,120 in operating expenses of the Corporate office and $788,345 in operating expenses of Stonehenge.  The Corporate office expenses primarily consisted of $170,435 in tax, audit and accounting consulting fees, $147,523 in salary and benefits, $55,063 in legal fees, $53,170 in insurance, $43,038 in settlement fees and expenses related certain claims now resolved, $33,744 in stock option expense and $120,147 in other fees and operating expenses such as board fees and expenses, rent and utilities, annual American Stock Exchange fees, certain annual taxes and fees and other miscellaneous operating expenses.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Stonehenge’s operating results which are included in our unaudited condensed consolidated financial results are provided in the table below.

	For the three months ended March 31,		Change Favorable /
Stonehenge	2008	2007	(Unfavorable)
Revenues
Golf operating revenue	$181,350	$152,721	$28,629	19%
Food and beverage revenue	151,854	165,313	(13,459)	(8)%
Membership dues and fees revenue	514,314	468,274	46,040	10%
Other club revenue	107,966	23,211	84,754	365%
Operating revenue	955,484	809,519	145,965	18%
Expenses
Golf operating expenses	139,621	146,357	6,736	(5)%
Food and beverage expenses	142,038	172,177	30,139	(17)%
Other club expenses	351,780	345,024	6,755	(2)%
General and administrative expenses	235,407	211,846	(23,561)	(6)%
Total expenses	868,846	875,404	6,558	(1)%
Operating income (loss)	86,638	(65,885)	152,523	231%
Other income (expense)
Interest income	918	—	918	100%
Interest expense	(7,803)	—	(7,803)	(100)%
Other income, net	(6,885)	—	(6,885)	(100)%
Pre-tax income(loss) exclusive of depreciation	$79,753	$(65,885)	$145,638	221%

Note: We operated under the liquidation basis of accounting for the three months ended March 31, 2007; therefore, depreciation expense of approximately $146,300 for the three months ended March 31, 2008 was excluded from the analysis above for comparability purposes.

For the three months ended March 31, 2008, operating revenue increased by $145,965 (18%) and expenses decreased by $6,558 (1%) resulting in an increase in pre-tax income of $145,638 (221%) over the same period in the prior year. The revenue increase was due to an increase in member dues and fees of $46,040 and golf operating revenue which increased $28,629 (19%).  Included in other club revenue is $80,500 in barter transaction revenue which represents the fair market value related to the management services we provide for the Woodcreek Farms amenities as contemplated in the use and access agreement with the developer of the Woodcreek Farms subdivision.  The cumulative net decrease in operating expenses in the other departments was $9,204 (5%).  The increase in member dues and fees revenue was attributed to a 10% increase in dues that was implemented in August 2007 and the implementation of a food minimum as part of the dues in October 2006.  The increase in golf operating revenue was attributed to an increase of approximately 500 golf rounds, higher greens and cart fees and increased merchandise sales compared to the same period in the prior year.

Club operating expenses decreased $6,558 (1%), over prior year. This decrease was the net of an increase in other club expenses of $80,500 in barter transaction expenses which offset the barter transaction revenue described above and a decrease in operating expenses primarily in the maintenance department which decreased $67,086 (24%). This savings was realized due to a revised winter agronomic plan that was implemented in the first quarter which reduced labor costs, fertilizer and chemical cost. Food and beverage expenses decreased $30,139 (17%) compared to the same period in the prior year due to the decrease in food and beverage revenue as well as more focus on controlling labor costs and improving margins on cost of goods sold.   Other departments had a combined decrease in operating expenses of $13,394 (6%). General and administrative expenses increased $23,561 (11%) primarily due to an increase in property taxes of $9,750 (28%) coupled with an increase in the utilities, health insurance, employer taxes and other overhead expenses from the increased number of employees for the Woodcreek Farms Clubhouse and restaurant that opened in September 2006.

Employee Stock Options and Awards

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO, Tracy S. Clifford and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member).  The estimated grant-date fair value of these options was $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing American Stock Exchange price on the respective grant date, as specified by the Compensation Committee. Stock option expense of $33,744 was recorded related to these issued options and the 275,000 options shares issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% and 2.64%, respectively. The expected term in years is an average of four years. The total outstanding unvested options at March 31, 2008 is 485,000. At March 31, 2008, there was approximately $408,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011.  At March 31, 2008, these options had no intrinsic value.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan, any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  During the three months ended March 31, 2008, no options were exercised and 260,000 options expired.

Income Taxes

The Company had pre-tax income of approximately $930,000 for the three months ended March 31, 2008 and a decrease of approximately $505,000 in net assets in liquidation for the three months ended March 31, 2007.  Included in deferred income tax assets as of March 31, 2008 and December 31, 2007 are Federal and state operating loss carryforwards of approximately $84 million and $85 million, respectively.  The Company recorded a valuation allowance for these carryforwards.  These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.

Liquidity and Capital Resources

Currently, our only sources of cash flow are from the operations of Stonehenge and interest income from our invested cash balances. GTA Stonehenge, LLC has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At March 31, 2008, the Company did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment). In light of the fact that the Company has consistently met its financial obligations throughout the term of the loan, as of December 31, 2007 Textron waived the debt service covenant violations for 2008 subject to re-evaluation at December 31, 2008.

At March 31, 2008, our cash balance is $7,198,789. We are also expecting our liquidity to be improved in the near term through several means as described herein. We received the escrowed funds from the Resort sale in the amount of $2,000,000 plus accrued interest of $31,118 on April 3, 2008. Additionally, the promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due on May 31, 2008; (b) $133,334 principal due on January 1, 2009; (c) $133,333 principal due on January 1, 2010; (d) $133,333 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of $3,376,856 principal, plus interest. Also, the Board is currently assessing future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 118 acres of undeveloped land in Charleston County, South Carolina), which could provide additional liquidity.

Stonehenge has historically possessed sufficient liquidity to cover its operations. Stonehenge has also covered the Textron debt service for the first quarter of 2008 and is expected to cover the Textron debt service for the fiscal year ended December 31, 2008. Management is focused on several membership initiatives to grow the membership at Stonehenge, which it anticipates will increase revenues and enhance cash flow. Management is currently anticipating capital expenditures in 2008 at Stonehenge of approximately $100,000 (of which approximately $25,000 was expended in the first quarter of 2008) which will be funded by cash flow from Stonehenge operations. The technological infrastructure at the Company’s corporate office is currently being updated at a cost of approximately $12,000 which is being funded from existing cash balances. We currently intend to pay corporate overhead in 2008 from current cash balances. Several cost reduction initiatives have been implemented at corporate headquarters to reduce operating expense including reduction of professional fees which are expected to decrease as we are no longer under the POL, reduction of Board fees, consolidation of office space, reduction of staff, and elimination of certain services. However, the corporate overhead expense for 2008 may be impacted if we are successful in completing an acquisition or other growth initiative.

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

Off Balance Sheet Arrangements

As of March 31, 2008, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations, Contingent Liabilities and Commitments

There have not been any material changes from the contractual obligations, contingent liabilities and commitments previously disclosed in our 2007 annual report for fiscal year ended December 31, 2007.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2007, filed on March 31, 2008, for a description of our contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the $4,100,000 revolving line of credit.  As of March 31, 2008, a 25 basis point movement would have resulted in a $10,000 annualized increase or decrease in interest expense and cash flows.

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

As of March 31, 2008, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,  the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, or prior to the filing of this Annual Report we have concluded, the following legal proceedings:

Young Complaints

On March 22, 2004, a lawsuit was filed in the U.S. District Court for the District of South Carolina, Florence Division, by one of our prior directors, Larry D. Young (together with Danny L. Young, Kyle N. Young, the Young Family Irrevocable Trust and The Legends Group, Ltd.) (collectively “the Youngs”), against our independent auditors, BDO Seidman, LLP, and three former BDO partners (the “BDO Defendants”), and the Company and our executive officers (the “GTA Defendants”).

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2008.

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

GOLF TRUST OF AMERICA, INC.

Date: May 12, 2008	By:	/s/ Michael C. Pearce
Michael C. Pearce
Chief Executive Officer and President

Date: May 12, 2008	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary