Form 10-Q
period 2008-06-30
GOLF TRUST OF AMERICA INC
filed 2008-08-08
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2008

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

Yes ☐ No ☒

On August 8, 2008, there were 7,317,163 shares outstanding of the Registrant’s common stock.

GOLF TRUST OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2008

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our forecasts in this Quarterly Report on Form 10-Q are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe”, “expect”, “will”, “anticipate”, “intend”, “estimate”, “project”, “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”). Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Accordingly, our projections in this Quarterly Report on Form 10-Q are subject to particularly high uncertainty. Our forecasts should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K (incorporated by reference) which you should review carefully.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

	June 30, 2008	December 31, 2007*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,661,631	$7,572,152
Escrow receivable	—	2,000,000
Receivables—net	453,566	534,591
Note receivable – current portion	133,334	—
Other current assets	267,942	148,899
Total current assets	9,516,473	10,255,642
Note receivable, net of current portion	211,860	—
Property and equipment, net	5,228,874	4,393,641
Total assets	$14,957,207	$14,649,283
LIABILITIES
Current liabilities:
Accounts payable	$266,098	$266,226
Accrued expenses and other liabilities	132,440	436,201
Long-term debt — current portion	4,139,821	38,183
Member initiation fees and other deferred revenue – current portion	383,474	402,081
Total current liabilities	4,921,833	1,142,691
Long-term debt, net of current portion	93,596	4,213,926
Member initiation fees and other deferred revenue – net of current portion	778,992	744,878
Total liabilities	5,794,421	6,101,495
Commitments and contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,729,083	8,658,171
Retained earnings (accumulated deficit)	360,531	(183,555)
Total stockholders’ equity	9,162,786	8,547,788
Total liabilities and stockholders’ equity	$14,957,207	$14,649,283

* Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis) (unaudited)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues
Golf operating revenue	$332,772	$514,122
Food and beverage revenue	214,206	366,060
Membership dues and fees	510,092	1,024,406
Other club revenue	115,829	223,795
Total revenues	1,172,899	2,128,383
Expenses
Golf operating expenses	205,000	344,621
Food and beverage expenses	168,579	310,617
Other club expenses	454,857	806,637
Depreciation and amortization	147,357	293,896
General and administrative	553,904	1,412,431
Total expenses	1,529,697	3,168,202
Operating loss	(356,798)	(1,039,819)
Other income (expense)
Other income	—	1,641,176
Other expenses	—	(6,300)
Interest income	49,654	120,070
Interest expense	(78,779)	(171,041)
Other income (expense), net	(29,125)	1,583,905
Income (loss) before income tax provision	(385,923)	544,086
Income tax provision	—	—
Net income (loss)	$(385,923)	$544,086

(Loss) Earnings per share—basic	$(.05)	$0.07
Weighted average number of shares—basic	7,317,163	7,317,163

(Loss)Earnings per share—diluted	$(.05)	$0.07
Weighted average number of shares—diluted	7,317,163	7,317,163

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Net assets in liquidation, beginning of period	$13,360,050	$13,865,000
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	(456,331)	2,096,298
Net interest expense	(363,444)	(743,086)
Other expense	—	(58,500)
Increase in reserve for estimated liquidation costs and capital expenditures	(60,376)	(2,679,813)
Subtotal of adjustments to liquidation reserve	(880,151)	(1,385,101)
Decrease in fair value of real estate	(3,510,000)	(3,510,000)
Forgiveness of preferred stock obligation	2,500,000	2,500,000
Changes in net assets in liquidation	(1,890,151)	(2,395,101)
Net assets in liquidation, end of period	$11,469,899	$11,469,899

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Going Concern Basis)	(Liquidation Basis)

Cash flows from operating activities:
Changes in net assets in liquidation		$(2,395,101)
Net income	$544,086
Adjustments to reconcile net income/change in net assets in liquidation to net cash provided by (used in) operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets and forgiveness of preferred stock obligation		3,688,547
Stock based compensation	70,912	—
Gain on legal settlement	(1,463,922)	—
Depreciation	293,896	—
Amortization of deferred revenue	(117,172)	—
Provision for bad debts, net of recoveries	(298)	(55,442)
Non-cash interest expense	9,701	313,596
Non-cash interest income	(13,614)	—

Other changes in operating assets and liabilities	(218,631)	852,172
Decrease in liquidation liabilities	—	(962,636)
Net cash (used in) provided by operating activities	(895,042)	1,441,136
Cash flows from investing activities:
Decrease in notes receivable	100,000	—
Proceeds from escrow	2,000,000	—
Capital expenditures	(96,787)	(274,585)
Net cash provided by (used in) investing activities	2,003,213	(274,585)
Cash flows from financing activities:
Proceeds from debt	—	320,280
Repayments on debt and capital lease obligations	(18,692)	(907,923)
Net cash used in financing activities	(18,692)	(587,643)
Net increase in cash and cash equivalents	1,089,479	578,908
Cash and cash equivalents, beginning of period	7,572,152	2,223,359
Cash and cash equivalents, end of period	$8,661,631	$2,802,267
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$160,755	$315,928
Non-cash transactions:
Assets acquired through capital leases	$—	$497,842
Gain on legal settlement:
Note receivable	$431,580	$—
Land and value of timber	$1,032,342	$—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(unaudited)

1.  Organization, Termination of the Plan of Liquidation and Alternative Business Strategies

Organization

Golf Trust of America, Inc. (the “Company”) was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”).  In May 2001, after consideration of different strategic alternatives, the Company approved a Plan of Liquidation (the “POL”). As a result, the Company adopted the liquidation basis of accounting.  Subsequent to adoption of the POL, the Company sold 45 of its 47 golf courses. After consideration of its current strategic alternatives, the Board adopted a resolution declaring the termination of the POL advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiatives. The Board is still permitted to pursue the sale of the Company’s final property and/or consider the liquidation of the Company in the event that it is unable to identify and effect a viable alternative, but it would no longer be required to do so by the terms of the POL.

At June 30, 2008, the Company’s only remaining real estate assets are the undeveloped land obtained in the settlement of the Young Complaints (see Note 3) and the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, which represents two private golf courses operating under one club structure located in South Carolina. The title to Stonehenge is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

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

2.  Basis of Presentation

Interim Statements

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies. These condensed consolidated financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the financial information for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. The Company’s management believes that the disclosures included in the accompanying interim condensed consolidated financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries GTA GP, Inc. and GTA LP, Inc., and Golf Trust of America, L.P., which holds title to the golf course properties, and GTA-Stonehenge, LLC which manages the remaining golf properties.

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

Membership Initiation Fees

Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that are refundable (without interest) based on specific conditions, generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds is approximately $339,000, which is recorded as an accrued liability at June 30, 2008 and accretes over the members’ remaining average contractual term using an interest rate of approximately 10.5%. The accretion is included in interest expense.

An initiation fee is required to be paid on all memberships at Stonehenge. The majority of our membership fees are not refundable and are deferred and recognized over the average expected life of an active membership. Membership initiation fees are deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information is deemed to be an average nine years for all membership categories.

Stock based compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (after deducting any dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three months ended June 30, 2008, the loss per share was the same for basic and diluted since the effect of the options would have been anti-dilutive due to the fact that there was a loss for this period.  For the six months ended, June 30, 2008, the diluted earnings per share was the same as basic earnings per share.  Since there were no options in the money for that period, the effects of the options would have been anti-dilutive.

Liquidation Basis—For the three and six months ended March 31, 2007

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

Recent Accounting Pronouncements

During February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no effect on the Company’s consolidated financial condition or results of operations.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is expected to have no effect on the Company’s consolidated financial condition or results of operations.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. For the Company, SFAS 141 (Revised 2007) is effective for business combinations for which the acquisition date is after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard has not had an effect on the Company’s consolidated financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), to partially defer SFAS 157.  FSP No. 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting the provisions of FSP N. 157-2.

3.  Property and Equipment

Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Land at Stonehenge	$356,860	$356,860
Other land	1,032,342	—-
Buildings	1,578,777	1,520,284
Golf course improvements	2,363,473	2,347,724
Machinery and equipment	276,830	254,285
	5,608,282	4,479,153
Less accumulated depreciation	(379,408)	(85,512)
	$5,228,874	$4,393,641

At June 30, 2008, machinery and equipment includes certain equipment with a net book value of approximately $126,000 recorded under a capital lease or other financing arrangement. Depreciation expense amounted to approximately $147,000 and $294,000 for the three and six months ended June 30, 2008, respectively.  Other land includes the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $1,032,000.

4.  Receivables

Escrow receivable

The escrow receivable of $2,000,000 at December 31, 2007, is an amount due from the buyer of the Resort which was received by the Company on April 3, 2008 plus accrued interest of approximately $31,000.

Receivables-net

The Receivables—net consists of member receivables at Stonehenge and interest receivable on the escrow discussed above.

Note receivable

The Note receivable of approximately $345,000 ($133,000 current portion, $212,000 long term portion) represents the net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on January 31, 2008.  The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments.  The scheduled payments are $100,000 due on May 31, 2008 (which was received as scheduled) followed by a payment of approximately $133,000 due on January 1st of 2009, 2010 and 2011.

5.  Debt and Lease Obligations

	June 30, 2008	December 30, 2007
	(unaudited)
Revolving line of credit	$4,100,000	$4,100,000
Capital lease obligations	47,621	55,197
Installment credit agreement	76,443	86,712
Non-revolving loan	9,353	10,200
Total	4,233,417	4,252,109
Less current portion	(4,139,821)	(38,183)
Long-term portion	$93,596	$4,213,926

Revolving Line of Credit

GTA-Stonehenge, LLC, or GTA-SH, has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly resulting in an effective rate of 6.75% at June 30, 2008. The related security agreement contains events of default provisions that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of GTA-SH, or the Operating Partnership, failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge and material judgments. In the event of the occurrence of an event of default, Textron is entitled to, among other things, accelerate all obligations of the Borrower under the aforesaid loan documents and sell certain of the Borrower’s assets, namely Stonehenge and related assets, to satisfy the Borrower’s obligations. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At June 30, 2008, GTA-SH did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment).

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

The Company’s 2007 Stock Option Plan, which is stockholder approved, permits the grant of share options and shares to its employees for up to 700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest ratably over three years and have three to five year contractual terms from the vesting date.  Any options issued to employees who are subsequently terminated do not expire early as a result of termination but expire pursuant to their contractual terms at issuance. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Option Plan).

Stock Option Plan Transactions

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO, Tracy S. Clifford, and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member).  The estimated grant-date fair value of these options was $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing American Stock Exchange price on the respective grant date, as specified by the Compensation Committee. Stock option expense for the three and six months ended June 30, 2008, was approximately $34,000 and $71,000, respectively, related to these issued options and the 275,000 options shares issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% on January 18, 2008 and 2.64% on January 23, 2008. The expected term in years is an average of four years. The total outstanding unvested options at June 30, 2008  is 485,000.  At June 30, 2008, there was approximately $370,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011.  At June 30, 2008, these options had no intrinsic value.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  As of June 30, 2008, there are 60,000 options outstanding under the 1997 Non-Employee Director’s Plan, 25,000 options outstanding under the 1997 General Plan and 5,000 outstanding under the 1997 Officers Plan.

During the three months ended June 30, 2008, there was no option activity.  During the six months ended June 30, 2008, no options were exercised and 260,000 options expired.

7.  Other Income

For the three months ended June 30, 2008, the Company did not recognize any other income; however, for the six months ended June 30, 2008, the Company recognized approximately $1,641,000 in other income.  This other income was primarily due to the recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints.  In connection with the settlement, a note receivable that was recorded at its estimated net present value at that time of approximately $432,000 (see Note 4) and undeveloped land that was recorded at its estimated fair value of $1,032,000 (see Note 3).  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Resort.

8.  Income Taxes

As of June 30, 2008 and December 31, 2007, the Company has approximately $84.3 million and $84.8 million of federal income tax net operating loss carryforwards (NOLs) which may be utilized to offset taxable income generated in future years which are included in deferred income tax assets for the respective periods.  The Company recorded a valuation allowance for these carryforwards.  The Company had pre-tax income of approximately $544,000 for the six months ended June 30, 2008 and a decrease of approximately $2,400,000 in net assets in liquidation for the six months ended June 30, 2007.  Since the Company had net income for the six months ended June 30, 2008, the net operating loss carryforward was reduced accordingly.    These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.  It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years. A change in ownership coupled with a sale of the remaining golf courses could result in an effective loss of the Company’s NOLs In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

9.  Commitments and Contingencies

Barter Transactions

Included in the accompanying condensed consolidated statement of operations are non-monetary transactions arising from the trading of the lease of the Woodcreek Farms clubhouse, cart storage facility, tennis/swim building and golf proshop facilities from the developer of the Woodcreek subdivision in exchange for our daily management, operating and staffing of such facilities.   Barter revenues and expenses are recorded at the estimated fair market value of the lease of such facilities.  Barter revenue and expense for the three and six months ended June 30, 2008, totaled approximately $80,500 and $161,000, respectively, from which the net impact on the financial results was zero.

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

Property Tax Lawsuit

GTA-IB, LLC had filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. In January 2008, the Company settled the lawsuits with the Pinellas County Property Appraiser and Tax Collector for all years. As a result of the settlement, the Company received reductions in the 2004 and 2005 assessments and agreed to dismiss its 2006 lawsuit. Based on the reductions in assessed value, the Company to received a total refund of approximately $177,000 of which $117,000 was received on or about February 25, 2008 and the balance of approximately $60,000 was received on May 13, 2008. The case is now closed.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golf Trust of America, Inc. was incorporated in Maryland on November 8, 1996. We have been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. However, as previously announced and described more fully below, we are currently considering additional strategic options to maximize stockholder value. We were originally formed to be a REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of August 8, 2008, our only remaining real estate assets are the undeveloped land obtained in the settlement of certain litigation formerly known as the Young Complaints and the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge,  representing two private golf courses operating under one club structure located in South Carolina. The Operating Partnership holds title to Stonehenge. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in the Operating Partnership as of August 8, 2008. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

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

Executive Summary

We reported a net loss of approximately $386,000 ($0.05 per basic share) and net income of approximately $544,000 ($0.07 per basic share) for the three and six months ended June 30, 2008, respectively.  Due to the fact that we were under the liquidation basis of accounting for the three and six months ended June 30, 2007, the two periods are not meaningful for comparison purposes; however, a comparison of the operating results for just Stonehenge which is comparable for these periods is provided below under the heading Results of Operations.  The net loss for the three months ended June 30, 2008 is primarily due to the fact that the operations of Stonehenge did not realize sufficient net income to cover the public company operating costs of the Corporate office and we did not realize any “other income” in the three months ended June 30, 2008.  The net income for the six months ended June 30, 2008 of approximately $544,000 was primarily due to the recognition of a gain from the settlement of certain litigation

formerly known as the Young Complaints.    In connection with the settlement, a note receivable that was recorded at its estimated net present value on the date of the settlement of approximately $432,000 and undeveloped land that was recorded at its estimated fair value of approximately $1,032,000 ..  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, or the Resort, which we owned until it was sold on July 16, 2007.

For the three months ended June 30, 2008, operating expenses for the Company totaled approximately $1,530,000 consisting of approximately (i) $147,000 in depreciation expense, (ii) $308,000 in operating expenses of the Corporate office and (iii) $1,075,000 in operating expenses of Stonehenge.  The Corporate office expenses primarily consisted of approximately (i) $8,000  in tax, audit and accounting consulting fees, (ii) $116,000 in salary and benefits, (iii) $22,000 in legal fees, (iv) $44,000 in insurance, (v) $5,000 in settlement fees and expenses related certain claims now resolved, (vi) $37,000 in stock option expense, (vii) $40,000 for shareholder related expenses such as shareholder transfer agent fees, board fees and printing costs for SEC required reports, and (viii) $36,000 in other fees and operating expenses such as rent and utilities, travel and other miscellaneous operating expenses.

For the six months ended June 30, 2008, operating expenses for the Company totaled approximately $3,168,000 consisting of approximately (i) $294,000 in depreciation expense, (ii) $931,000 in operating expenses of the Corporate office and (iii) $1,943,000 in operating expenses of Stonehenge.  The Corporate office expenses primarily consisted of approximately (i) $183,000 in tax, audit and accounting consulting fees, (ii) $263,000 in salary and benefits,(iii) $77,000 in legal fees, (iv) $97,000 in insurance, (v) $41,000 in settlement fees and expenses related certain claims now resolved, (vi) $71,000 in stock option expense, (vii) $89,000 for shareholder related expenses such as the annual American Stock Exchange fee, shareholder transfer agent fees, board fees and printing costs for SEC required reports, and (viii) $110,000 in other fees and operating expenses such as rent and utilities, certain annual taxes and fees and other miscellaneous operating expenses.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Stonehenge’s operating results which are included in our unaudited condensed consolidated financial results are provided in the table below.

	For the three months ended June 30,		Change Favorable /
Stonehenge	2008	2007	(Unfavorable)
	(unaudited)
Revenues
Golf operating revenue	$332,815	$328,771	$4,044	1%
Food and beverage revenue	214,207	190,413	23,794	12%
Membership dues and fees revenue	510,049	483,468	26,581	5%
Other club revenue	115,829	4,584	111,245	2427%
Operating revenue	1,172,900	1,007,236	165,664	16%
Expenses
Golf operating expenses	205,000	159,159	(45,481)	(29)%
Food and beverage expenses	168,579	207,567	38,988	19%
Other club expenses	454,843	377,235	(77,608)	(21)%
General and administrative expenses	246,241	220,793	(25,448)	(12)%
Total expenses	1,074,663	964,754	(109,910)	(11)%
Operating income	98,237	42,482	55,754	131%
Other income (expense)
Interest income	404	—	(404)	100%
Interest expense	(7,610)	—	(7,610)	(100)%
Other expense, net	(7,206)	—	(7,206)	(100)%
Pre-tax income exclusive of depreciation	$91,031	$42,482	$48,548	114%

	For the six months ended June 30,		Change Favorable /
Stonehenge	2008	2007	(Unfavorable)
	(unaudited)
Revenues
Golf operating revenue	$514,165	$481,491	$32,674	7%
Food and beverage revenue	366,060	355,726	10,334	3%
Membership dues and fees revenue	1,024,363	951,742	72,621	8%
Other club revenue	223,795	27,796	195,999	705%
Operating revenue	2,128,383	1,816,755	311,629	17%
Expenses
Golf operating expenses	344,621	305,516	(39,105)	(13)%
Food and beverage expenses	310,617	379,744	69,127	18%
Other club expenses	806,623	722,259	(84,364)	(12)%
General and administrative expenses	481,648	432,639	(49,009)	(11)%
Total expenses	1,943,509	1,840,158	(103,351)	(18)%
Operating income (loss)	184,875	(23,403)	208,278	(890)%
Other income (expense)
Interest income	1,322	—	1,322	100%
Interest expense	(15,414)	—	(15,414)	(100)%
Other expense, net	(14,092)	—	(14,092)	(100)%
Pre-tax income exclusive of depreciation	$170,783	$(23,403)	$194,186	830%

Note: We operated under the liquidation basis of accounting for the three and six months ended June 30, 2007; therefore, depreciation expense of approximately $147,000 and $293,000 for the three and six months ended June 30, 2008, respectively, was excluded from the analysis above for comparability purposes.

For the three months ended June 30, 2008, operating revenue increased by approximately $166,000 (16%) and expenses increased by approximately $110,000 (11%) resulting in an increase in pre-tax income of approximately $49,000 (114%) over the same period in the prior year. The revenue increase was due to an increase in member dues and fees of approximately $26,000 (5%) and in food and beverage revenue which increased approximately $24,000 (12%).  Included in other club revenue is approximately $80,000 in barter transaction revenue which represents the fair value related to the management services we provide for the Woodcreek Farms amenities as contemplated in the use and access agreement with the developer of the Woodcreek Farms subdivision.  The remaining increase in Other club revenue, after consideration of the barter transaction, is due to the fact that approximately $30,000 in refundable initiation fees were issued in the three months ended June 30, 2007 and no such refunds were issued in the three months ended June 30, 2008.  The cumulative net increase in operating revenues in the other departments was approximately $5,000.  The increase in member dues and fees revenue was attributed to a growth in membership of approximately twenty new members in the three months ended June 30, 2008 coupled with a 10% increase in dues that was implemented in August 2007 and the implementation of a food minimum as part of the dues in October 2006.  While there were also approximately twenty-one member resignations during this period, the net impact of the additions and resignations of members during the three months ended June 30, 2008 was positive impact to revenue due to the fact that the members that resigned were in membership types that had a lower dues and initiation fee structure than the new members that have joined in membership types with more privileges and are at higher dues and initiation fee levels.  The increase in food and beverage revenue was attributed to an increase in banquet sales for the Woodcreek Clubhouse in May 2008 when compared to the same period in the prior year.

Club operating expenses increased approximately $110,000 (11%), over prior year. This increase was primarily attributed to approximately $80,000 in barter transaction expenses included in Other club expenses which offsets the barter transaction revenue described above and an increase in golf operating expenses of approximately $45,000 (29%).  The increase in golf operating expenses was due to the cost of sales related to higher merchandise sales in this period compared to the prior year as well as higher labor costs from an increased focus on service levels for the membership and an increase in overhead costs related to additional range expenses.  Food and beverage expenses decreased approximately $39,000 (19%) compared to the same period in the prior year due to more cost efficient buying practices, a focus on controlling labor costs and improving margins on cost of goods sold.   General and administrative expenses increased approximately $25,000 (12%) primarily due to an increase in property taxes of approximately $10,000 (28%) coupled with an increase in the utilities, health insurance, employer taxes and other overhead expenses from the increased number of employees for the Woodcreek Farms Clubhouse and restaurant that opened in September 2006.  Other departments had a combined net decrease in operating expenses of approximately $1,000.

For the six months ended June 30, 2008, operating revenue increased by approximately $312,000 (17%) and expenses increased by approximately $103,000 (18%) resulting in an increase in pre-tax income of approximately $194,000 (830%) over the same period in the prior year. Included in Other club revenue is approximately $161,000 in barter transaction revenue which represents the fair market value related to the management services we provide for the Woodcreek Farms amenities as contemplated in the use and access agreement with the developer of the Woodcreek Farms subdivision.  Operating revenue increased in all categories compared to the same period in the prior year with the most significant increase, disregarding the barter transaction revenue, occurring in member dues and fees which increased approximately $73,000 (8%).   The increase in member dues and fees revenue was attributed to a growth in membership of approximately thirty-nine new members in the six months ended June 30, 2008 coupled with a 10% increase in dues that was implemented in August 2007 and the implementation of a food minimum as part of the dues in October 2006.  The increase in golf operating revenue of approximately $33,000 (7%) was attributed to an increase of approximately 500 golf rounds, higher greens and care fees and increased merchandise sales compared to the same period in the prior year.  The remaining increase in Other club revenue, after consideration of the barter transaction, is due to the fact that approximately $30,000 in refundable initiation fees were issued in the six months ended June 30, 2007 and no such refunds were issued in the six months ended June 30, 2008.  The increase in food and beverage revenue of approximately $10,000 (3%) was attributed to an increase in banquet sales for the Woodcreek Clubhouse in the six months ended June 30, 2008 when compared to the same period in the prior year. Other departments had a combined net increase in operating expenses of approximately $5,000.

Club operating expenses increased approximately $103,000 (18%), over prior year. This increase was primarily in other club expenses which increased approximately $84,000.  This increase was primarily attributed to the approximately $161,000 in barter transaction expenses which offset the barter transaction revenue described above.  This increase in Other club expenses was offset by a decrease in operating expenses primarily in the maintenance department which decreased approximately $64,000 (11%). This savings was realized due to a revised winter agronomic plan that was implemented in the first quarter which reduced labor costs, fertilizer and chemical cost. The increase in golf operating expenses of approximately $39,000 (13% was due to the cost of sales resulting from higher merchandise sales in this period compared to the prior year as well as higher labor costs from an increased focus on service levels for the membership and an increase in overhead costs related to additional range expenses. Food and beverage expenses decreased approximately $69,000 (18%) compared to the same period in the prior year due to more cost efficient buying practices, a focus on controlling labor costs and improving margins on cost of goods sold.   Other departments had a combined net decrease in operating expenses of approximately $13,000 (2%). General and administrative expenses increased approximately $49,000 (11%) primarily due to an increase in property taxes of approximately $19,000 (28%) coupled with an increase in the utilities, health insurance, employer taxes and other overhead expenses from the increased number of employees for the Woodcreek Farms Clubhouse and restaurant that opened in September 2006.

Employee Stock Options and Awards

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO, Tracy S. Clifford, and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member).  The estimated grant-date fair value of these options was approximately $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing American Stock Exchange price on the respective grant date, as specified by the Compensation Committee. Stock option expense of approximately $34,000 was recorded related to these issued options and the 275,000 options shares issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% at January 18, 2008 and 2.64% at January 23, 2008. The expected term in years is an average of four years. Any options issued to employees who are subsequently terminated do not expire early as a result of termination but expire pursuant to their contractual terms at issuance. The total outstanding unvested options at June 30, 2008 is 485,000. At June 30, 2008, there was approximately $370,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011.  At June 30, 2008, these options had no intrinsic value.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan, any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  During the three months ended June 30, 2008, no options were exercised and no options expired.  During the six months ended June 30, 2008, no options were exercised and 260,000 options expired. As of June 30, 2008, there are 60,000 options outstanding under the 1997 Non-Employee Director’s Plan, 25,000 options outstanding under the 1997 General Plan and 5,000 outstanding under the 1997 Officers Plan.

Income Taxes

The Company had a pre-tax loss of approximately $386,000 and pre-tax income of approximately $544,000 for the three and six months ended June 30, 2008, respectively, and a decrease of approximately $1,890,000 and $2,395,000 in net assets in liquidation for the three and six months ended June 30, 2007, respectively.  Included in deferred income tax assets as of June 30, 2008 and December 31, 2007 are Federal and state operating loss carryforwards of approximately $84 million and $85 million, respectively.  The Company recorded a valuation allowance for these carryforwards.  These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.

Liquidity and Capital Resources

Currently, our only sources of cash flow are from the operations of Stonehenge and interest income from our invested cash balances. GTA Stonehenge, LLC has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At June 30, 2008, the Company did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment). In light of the fact that the Company has consistently met its financial obligations throughout the term of the loan, as of December 31, 2007 Textron waived the debt service covenant violations for 2008 subject to re-evaluation at December 31, 2008.

At June 30, 2008, our cash balance is approximately $8,662,000. We received the escrowed funds from the Resort sale in the amount of $2,000,000 plus accrued interest of approximately $31,000 on April 3, 2008. Additionally, the promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due and paid on May 31, 2008; (b) approximately $133,000 principal due on January 1, 2009; (c) approximately $133,000 principal due on January 1, 2010; (d) approximately $134,000 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board is currently assessing future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 118 acres of undeveloped land in Charleston County, South Carolina), which could provide additional liquidity.

Stonehenge has historically possessed sufficient liquidity to cover its operations. Stonehenge has also covered the Textron debt service for the first quarter of 2008 and is expected to cover the Textron debt service for the fiscal year ended December 31, 2008. Management is focused on several membership initiatives to grow the membership at Stonehenge, which it anticipates will increase revenues and enhance cash flow. Management is currently anticipating capital expenditures in 2008 at Stonehenge of approximately $100,000 (of which approximately $83,000 was expended during the six months ended June 30, 2008) which will be funded by cash flow from Stonehenge operations. The technological infrastructure at the Company’s corporate office was updated during the second quarter at a cost of approximately $12,000 which was funded from existing cash balances. We currently intend to pay corporate overhead in 2008 from current cash balances. Several cost reduction initiatives have been implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the POL, reduction of Board fees, consolidation of office space, reduction of staff, and elimination of certain services. However, the corporate overhead expense for 2008 may be impacted if we are successful in completing an acquisition or other growth initiative.

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

Off Balance Sheet Arrangements

As of June 30, 2008, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the $4,100,000 outstanding under our revolving line of credit.  As of June 30, 2008, a 25 basis point movement would have resulted in a $10,000 annualized increase or decrease in interest expense and cash flows.

We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

Reference is made to Note 5, Debt, to the Condensed Consolidated Financial Statements in Item 1 for additional debt information.

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

As of June 30, 2008, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, or prior to the filing of this Quarterly Report we have concluded, the following legal proceedings:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended June 30, 2008.

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

GOLF TRUST OF AMERICA, INC.

Date: August 8, 2008	By:	/s/ Michael C. Pearce
Michael C. Pearce
Chief Executive Officer and President

Date: August 8, 2008	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary