Form 10-Q
period 2008-09-30
GOLF TRUST OF AMERICA INC
filed 2008-11-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2008

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

Yes ☐ No ☒

On November 8, 2008, there were 7,317,163 shares outstanding of the Registrant’s common stock.

GOLF TRUST OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2008

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

	September 30, 2008	December 31, 2007*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,238,838	$7,398,555
Escrow receivable	—	2,000,000
Receivables—net	26,696	48,234
Note receivable – current portion	133,334	—
Other current assets	71,806	27,406
Current assets of discontinued operations	593,834	781,447
Total current assets	9,064,508	10,255,642
Note receivable, net of current portion	220,295	—
Property and equipment, net	1,048,208	—
Non-current assets of discontinued operations	4,054,551	4,393,641
Total assets	$14,387,562	$14,649,283
LIABILITIES
Current liabilities:
Accounts payable	$66,091	$147,771
Accrued expenses and other liabilities	180,246	361,531
Current liabilities of discontinued operations	4,771,701	633,389
Total current liabilities	5,018,038	1,142,691
Non-current liabilities of discontinued operations	844,917	4,958,804
Total liabilities	5,862,955	6,101,495
Commitments and contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,766,250	8,658,171
Accumulated deficit	(314,815)	(183,555)
Total stockholders’ equity	8,524,607	8,547,788
Total liabilities and stockholders’ equity	$14,387,562	$14,649,283

* Derived from audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis) (unaudited)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues

Total revenues	$—	$—
Expenses
Depreciation and amortization	831	1,808
General and administrative	411,409	1,342,209
Total expenses	412,240	1,344,017
Operating loss	(412,240)	(1,344,017)
Other income (expense)
Other income	—	1,641,176
Other expenses	—	(6,300)
Interest income	38,525	157,273
Interest expense	(1,328)	(3,542)
Other income (expense), net	37,197	1,788,607
Income (loss) from continuing operations before income tax provision	(375,043)	444,590
Income tax provision	—	—
Net income (loss) from continuing operations	(375,043)	444,590

Results of discontinued operations	(300,303)	(575,850)

Net loss	$(675,346)	$(131,260)

Basic and diluted earnings (loss) per share
From continuing operations	(.05)	.06
From discontinued operations	(.04)	(.08)
Net loss	$(.09)	$(.02)
Weighted average number of shares—basic and diluted	7,317,163	7,317,163

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(unaudited)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

Net assets in liquidation, beginning of period	$11,469,899	$13,865,000
Changes in net assets in liquidation:
Adjustments to liquidation reserve:
Operating income (loss)	(1,284,742)	810,645
Net interest expense	(131,467)	(874,553)
Other expense	—	(58,500)
Increase in reserve for estimated liquidation costs and capital expenditures	1,101,878	(1,577,769)
Subtotal of adjustments to liquidation reserve	(314,331)	(1,700,177)
Increase in fair value of real estate	446,654	(3,062,601)
Decrease in fair value of other assets	(400,000)	(400,000)
Forgiveness of preferred stock obligation	—	2,500,000
Changes in net assets in liquidation	(267,677)	(2,662,778)
Net assets in liquidation, end of period	$11,202,222	$11,202,222

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Going Concern Basis)	(Liquidation Basis)

Cash flows from operating activities:
Changes in net assets in liquidation		$(2,662,778)
Net income from continuing operations	$444,590
Results of discontinued operations	(575,850)
Adjustments to reconcile net income/change in net assets in liquidation to net cash provided by (used in) operating activities:
Increase in liquidation reserve and changes in fair value of real estate and non-real estate assets and forgiveness of preferred stock obligation		2,624,462
Stock based compensation	108,079	—
Gain on legal settlement	(1,463,922)	—
Depreciation	1,808	—
Provision for bad debts, net of recoveries	—	6,518
Non-cash interest expense	—	336,315
Non-cash interest income	(22,048)	—
Other changes in operating assets and liabilities	(285,827)	(13,108,000)
Decrease in liquidation liabilities	—	(3,504,517)
Net cash used in continuing operating activities	(1,793,170)	(16,308,000)
Net cash provided by discontinued operating activities	679,546
Net cash used in operating activities	(1,113,624)

Cash flows from investing activities:
Decrease in notes receivable	100,000	—
Proceeds from escrow/restricted cash	2,000,000	(2,000,000)
Proceeds from asset sales	—	41,852,000
Capital expenditures	(15,995)	(426,402)
Net cash provided by continuing investing activities	2,084,005	39,425,598
Net cash used in discontinued investing activities	(101,763)	—
Net cash provided by investing activities	1,982,242	39,425,598
Cash flows from financing activities:
Proceeds from debt	—	320,280
Redemption of outstanding preferred stock	—	(17,500,000)
Repayments on debt and capital lease obligations	—	(942,923)
Net cash used in continuing financing activities	—	(18,122,643)
Net cash used in discontinued financing activities	(28,335)
Net cash used in financing activities	(28,335)
Net increase in cash and cash equivalents	840,283	4,994,955
Cash and cash equivalents, beginning of period	7,398,555	2,223,359
Cash and cash equivalents, end of period	$8,238,838	$7,218,314
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$234,548	$888,644
Non-cash transactions:
Discount on Westin long-term obligation	$—	$191,000
Discount on preferred stock obligation	$—	$2,500,000
Assets acquired through capital leases	$—	$497,842
Gain on legal settlement:
Note receivable	$431,580	$—
Land and value of timber	$1,032,342	$—

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(unaudited)

1.  Organization, Termination of the Plan of Liquidation and Alternative Business Strategies

Organization

Golf Trust of America, Inc. (the “Company”) was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”).  In May 2001, after consideration of various strategic alternatives, the Company approved a Plan of Liquidation (the “POL”). As a result, the Company adopted the liquidation basis of accounting.  Subsequent to adoption of the POL, the Company sold 45 of its 47 golf courses. After consideration of its current strategic alternatives, the Board adopted a resolution declaring the termination of the POL advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

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

At September 30, 2008, the Company’s only remaining real estate assets are the undeveloped land obtained in the settlement of the Young Complaints (see Note 3) and the Country Clubs of Wildewood and Woodcreek Farms, or “Stonehenge,” encompassing two private golf courses operating under one club structure located in South Carolina.  However, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 with an anticipated closing date on or before January 23, 2009; therefore, the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.  The title to Stonehenge is held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

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

2.  Basis of Presentation

Interim Statements

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies. These condensed consolidated financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the financial information for such periods. These results are not necessarily indicative of results for any other interim period or for the full year.

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

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (after deducting any dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three and nine months ended September 30, 2008, the loss per share was the same for basic and diluted since the effect of the options would have been anti-dilutive due to the fact that there was a loss for both of these periods. Since there were no options in the money for that period, the effects of the options would have been anti-dilutive.

Liquidation Basis—For the three and nine months ended September 30, 2007

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

Discontinued Operations

As discussed in Note 1 above, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September  26, 2008; therefore, pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.

Revenue Recognition - Revenues from golf operations, food and beverage and merchandise sales are recognized at the time of sale or when the service is provided. Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Prepaid dues are recognized as income over the prepayment period.

Membership Initiation Fees - Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that are refundable (without interest) based on specific conditions, generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds is approximately $330,000, which is recorded as an accrued liability at September 30, 2008 and accretes over the members’ remaining average contractual term using an interest rate of approximately 10.5%.

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

Reclassifications

Certain previously reported amounts in the interim condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

During February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any of its assets or liabilities..

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

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (R)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (R) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. For the Company, SFAS 141 (R) is effective for business combinations for which the acquisition date is after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007.  The Company implemented FASB Statement No. 157, Fair Value

Measurements (FAS 157), as of January 1, 2008. FAS 157 was amended in February 2008 by FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and by FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the company’s application of FAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. FAS 157 was further amended in October 2008 by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 to assets participating in inactive markets. Implementation of FAS 157 did not have a material effect on the Company’s results of operations or financial position and had no effect on the Company’s existing fair-value measurement practices.

3.  Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncement That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, issued in February 2008, amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases.  FASB Staff Position (“FSP”) No. 157-2,  Effective Date of FASB Statement No. 157 , issued in February 2008, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  SFAS 157 was further amended in October 2008 by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 to assets participating in inactive markets.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS No. 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2008 are as follows:

	Category Used for Fair Value
	Level 1	Level 2	Level 3
	(unaudited)
Assets:

Cash and cash equivalents (1)	$4,153,717	$4,085,121	$—

Note Receivable	—	—	353,629

Total	$4,153,717	$4,085,121	$353,629

(1)  Cash and cash equivalents consist primarily of money market funds and U.S. Treasury bills with original maturity dates of three months or less, for which management determined fair value through quoted market prices.  Fair values of cash equivalents that do not trade on a regular basis in active markets are classified as Level 2.

4.  Property and Equipment

Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Other land	1,032,342	—
Equipment - general	17,734	—
	1,050,076	—
Less accumulated depreciation	(1,868)	—
	$1,048,208	$—

Depreciation expense amounted to approximately $1,000 and $2,000 for the three and nine months ended September 30, 2008, respectively.  Other land includes the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $1,032,000.

5.  Receivables

Escrow receivable

The escrow receivable of $2,000,000 at December 31, 2007, is an amount due from the buyer of the  Innisbrook Resort and Golf Club, or “the Resort,” which we owned until it was sold on July 16, 2007.  The escrow amount of $2,000,000 was received by the Company on April 3, 2008 plus accrued interest of approximately $31,000.

Note receivable

The Note receivable of approximately $353,000 ($133,000 current portion, $220,000 long term portion) represents the estimated net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on January 31, 2008.  The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments.  The scheduled payments are $100,000 due on May 31, 2008 (which was received as scheduled) followed by a payment of approximately $133,000 due on January 1st of 2009, 2010 and 2011. This balance accretes over the term of this note using an interest rate of approximately 9.7%. The Accretion is recorded to interest income.

6.  Discontinued Operations

As previously disclosed in Note 1, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 with an anticipated closing date on or before January 23, 2009; therefore, the operations of Stonehenge are accounted for as discontinued operations effective as of the signing of this agreement.  The carrying values of the major classes of assets and liabilities of discontinued operations, included under the “Current and non-current assets of discontinued operations” and “Current and non-current liabilities of discontinued operations,” captions in the consolidated condensed balance sheet are as follows:

	September 30, 2008	December 30, 2007*
	(unaudited)
Cash and cash equivalents	$71,465	$173,597
Accounts receivable	336,269	486,357
Prepaid expenses	44,427	29,674
Inventory	141,673	91,819
Current assets of discontinued operations	593,834	781,447

Property and equipment	4,579,117	4,479,153
Accumulated depreciation	(524,566)	(85,512)
Non-current assets of discontinued operations	4,054,551	4,393,641

Total assets of discontinued operations	$4,648,385	$4,875,088

Accounts payable	$160,599	$117,455
Accrued expenses and other liabilities	118,626	75,130
Long-term debt – current portion	4,140,668	38,183
Member initiation fees and other deferred revenue – current portion	351,808	402,621
Current liabilities of discontinued operations	4,771,701	633,389

Long-term debt, net of current portion	83,106	4,213,926
Member initiation fees and other deferred revenue, net of current portion	761,811	744,878
Non-current liabilities of discontinued operations	844,917	4,958,804

Total liabilities of discontinued operations	$5,616,618	$5,592,193

* Derived from audited consolidated financial statements.

Notes to the Table of Discontinued Operations Above:

Long-term debt — current portion

GTA-Stonehenge, LLC, or GTA-SH, has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which matures on March 18, 2009 and is included in the “Long-term debt — current portion”  in the table above. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly resulting in an effective rate of 6.25% at September 30, 2008. The related security agreement contains events of default provisions that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross defaults, bankruptcy and insolvency proceedings, termination, dissolution or liquidation of GTA-SH, or the Operating Partnership, failure to cure the loss of certain licenses, permits or contracts, curtailment of utilities or services at Stonehenge and material judgments. In the event of the occurrence of an event of default, Textron is entitled to, among other things, accelerate all obligations of the Borrower under the aforesaid loan documents and sell certain of the Borrower’s assets, namely Stonehenge and related assets, to satisfy the Borrower’s obligations. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At September 30, 2008, GTA-SH did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment).

In light of the fact that the GTA-SH has consistently met its financial obligations throughout the term of the loan, Textron waived said covenant violation as of December 31, 2007 and for 2008 subject to re-evaluation at December 31, 2008.

Also included in “Long-term debt — current portion” are various other loan and capital lease obligations that the Company entered into that have payment terms ranging from approximately $200 to $2,000 per month and interest rates of 6.5% to 9.0%.

Summary results of discontinued operations for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	(unaudited)
Revenues from discontinued operations	$994,280	$3,122,665

Loss from discontinued operations before income tax provision	(375,043)	(575,850)

Loss from discontinued operations after income tax provision	(375,043)	(575,850)

Results of discontinued operations	(375,043)	(575,850)

7.  Stock Options and Awards

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

Stock Option Plan Transactions

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member).  The estimated grant-date fair value of these options was $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing American Stock Exchange price on the respective grant date, as specified by the Compensation Committee. Stock option expense for the three and nine months ended September 30, 2008, was approximately $37,000 and $108,000, respectively, related to these issued options and the 275,000 options shares issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% on January 18, 2008 and 2.64% on January 23, 2008. The expected term in years is an average of four years. The total outstanding unvested options at September 30, 2008 is 485,000.  At September 30, 2008, there was approximately $333,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  As of September 30, 2008, there are 60,000 options outstanding under the 1997 Non-Employee Director’s Plan and 20,000 options outstanding under the 1997 General Plan.

During the three months ended September 30, 2008, no options were exercised and 10,000 options expired.   During the nine months ended September 30, 2008, no options were exercised and 270,000 options expired.

8.  Other Income

For the three months ended September 30, 2008, the Company did not recognize any other income For the nine months ended September 30, 2008, the Company recognized approximately $1,641,000 in other income.  This other income was primarily due to the recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints.  In connection with the settlement, a note receivable that was recorded at its estimated net present value at that time of approximately $432,000 (see Note 4) and undeveloped land that was recorded at its estimated fair value of  $1,032,000 (see Note 3).  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Resort.

9.  Income Taxes

As of September 30, 2008 and December 31, 2007, the Company has approximately $85 million of federal income tax net operating loss carryforwards (NOLs) which may be utilized to offset taxable income generated in future years which are included in deferred income tax assets for the respective periods.  The Company recorded a valuation allowance for these carryforwards.  The Company had a pre-tax loss of approximately $131,000 for the nine months ended September 30, 2008 and a decrease of approximately $2,663,000 in net assets in liquidation for the nine months ended September 30, 2007.  These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.  It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years. A change in ownership coupled with a sale of the remaining golf courses could result in an effective loss of the Company’s NOLs.  In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

10.  Commitments and Contingencies

Barter Transactions

Included in the accompanying condensed consolidated statement of operations are non-monetary transactions arising from the trading of the lease of the Woodcreek Farms clubhouse, cart storage facility, tennis/swim building and golf proshop facilities from the developer of the Woodcreek subdivision in exchange for our daily management, operating and staffing of such facilities.   Barter revenues and expenses are recorded at the estimated fair market value of the lease of such facilities.  Barter revenue and expense for the three and nine months ended September 30, 2008, totaled approximately $80,000 and $241,000, respectively, from which the net impact on the financial results was zero.

Legal Proceedings

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri, by a contractor, Lake Ozark Construction Industries, Inc. (“LOCI”) and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership. Plaintiffs asserted that LOCI performed construction services on, or that benefited, the property of various defendants, including the Operating Partnership. With respect to the Operating Partnership, plaintiffs sought to foreclose a mechanic’s lien upon property formerly owned by it. The lien was for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculated interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting the Operating Partnership’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003. Plaintiffs appealed the ruling to the Missouri Court of Appeals. The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of the Company and remanded the case to the Circuit Court for further proceedings. On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of the Company and remanded the case to the Circuit Court for further proceedings. On March 12, 2008, a case management conference was held. The presiding judge set September 30, 2008, as deadline for completing discovery and scheduled another conference for October 8, 2008, at which time it was anticipated that the case would be set for trial. On October 3, 2008, the Company entered in to a Settlement Agreement (the “Agreement”) with the plaintiffs.   The Agreement established the terms of the final resolution of the complaint Lake Ozark Construction Industries, Inc. and Everett Holding Company, Inc. v. Osage Land Company, L.L.C., et al, Case No. CV599-366CC.   As a result of the Agreement, the Company paid the plaintiffs $140,000 on October 6, 2008 and all claims of both parties were dismissed.

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

11.          Subsequent Events

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company’s common stock.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golf Trust of America, Inc. was incorporated in Maryland on November 8, 1996. We have been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. However, as previously announced and described more fully below, we are currently considering additional strategic options to maximize stockholder value. We were originally formed to be a REIT; however, as of fiscal year 2002 we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees. As of  November 8, 2008, our only remaining real estate assets are the undeveloped land obtained in the settlement of certain litigation formerly known as the Young Complaints and  the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge,  representing two private golf courses operating under one club structure located in South Carolina. The Operating Partnership holds title to Stonehenge. Through our wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in the Operating Partnership as of November 8, 2008. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

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

Subsequent to the termination of the POL, we have continued to own and operate Stonehenge which has approximately 880 members. Concurrently, we have placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for stockholders. We are seeking to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also evaluate acquisitions or business combinations in unallied industries.

There can be no assurance that the Company will successfully consummate a viable alternative growth strategy. The Company has limited financial and management capacity, will be competing with organizations possessing far greater resources, and is subject to specific industry and macro economic factors, many of which may prove outside of the Company’s control or sphere of influence.

Discontinued Operations

The Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 with an anticipated closing date on or before January 23, 2009; therefore, the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.  As of November 8, 2008, the Company’s only remaining real estate assets are the undeveloped land obtained in the settlement of the Young Complaints and Stonehenge.

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company's common stock.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.

Executive Summary

We reported a net loss of approximately $675,000($0.09 per basic share) and $131,000 ($0.02 per basic share) for the three and nine months ended September 30, 2008, respectively.  Due to the fact that we were under the liquidation basis of accounting for the three and nine months ended September 30, 2007, the two periods are not meaningful for comparison purposes; however, a comparison of the operating results for just Stonehenge which is comparable for these periods is provided below under the heading Results of Operations.  The net loss for the three months ended September 30, 2008 is primarily due to the fact that the operations of Stonehenge did not realize sufficient net income to cover the public company operating costs of the Corporate office and we did not realize any “other income” in the three months ended September 30, 2008.  The net loss for the nine months ended September 30, 2008 of approximately $131,000 was primarily due public company operating costs of the corporate office of approximately $1,342,000 which were offset by the recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints.    In connection with the settlement, a note receivable that was recorded at its estimated net present value on the date of the settlement of approximately $432,000 and undeveloped land that was recorded at its estimated fair value of approximately $1,032,000 .  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, or the Resort, which we owned until it was sold on July 16, 2007.

For the three months ended September 30, 2008, operating expenses from the continuing operations of the Company totaled approximately $412,000 consisting of approximately  $1,000 in depreciation expense and $411,000 in operating expenses of the corporate office.  The Corporate office expenses primarily consisted of approximately  (i) $47,000  in tax, audit and accounting consulting fees, (ii) $100,000 in salary and benefits, (iii) $16,000 in legal fees, (iv) $48,000 in insurance, (v) $140,000 in settlement fees on certain litigation now resolved, (vi) $37,000 in stock option expense, (vii) $15,000 for shareholder related expenses such as  shareholder transfer agent fees, board fees and printing costs for SEC required reports, and  (viii) $32,000 in other fees and operating expenses such as rent and utilities, travel and other miscellaneous operating expenses offset by (ix) the reimbursement of taxes paid with the Company’s filing of its extension for its corporate income tax return of approximately $24,000.

For the nine months ended September 30, 2008, operating expenses from the continuing operations of the Company totaled approximately $1,344,000 consisting of approximately $2,000 in depreciation expense and $1,342,000 in operating expenses of the Corporate office.  The Corporate office expenses primarily consisted of approximately (i) $230,000 in tax, audit and accounting consulting fees, (ii) $364,000 in salary and benefits, (iii) $93,000 in legal fees, (iv) $146,000 in insurance, (v) $183,000 in settlement fees and expenses related certain claims now  resolved, (vi) $108,000 in stock option expense, (vii) $104,000 for shareholder related expenses such as the annual American Stock Exchange fee, shareholder transfer agent fees, board fees and printing costs for SEC required reports, and (viii) $138,000 in other fees and operating expenses such as rent and utilities, certain annual taxes and fees and other miscellaneous operating expenses offset by (ix) the reimbursement of taxes paid with the Company’s filing of its extension for its corporate income tax return of approximately $24,000.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Stonehenge’s operating results which are included in our unaudited condensed consolidated financial results are provided in the table below.

	For the three months ended September 30,		Change Favorable /
Stonehenge	2008	2007	(Unfavorable)
	(unaudited)
Revenues
Golf operating revenue	$226,092	$299,570	$(73,478)	(25)%
Food and beverage revenue	162,466	163,945	(1,479)	(1)%
Membership dues and fees revenue	498,024	505,166	(7,142)	(1)%
Other club revenue	107,698	27,964	79,734	285%
Total operating revenue	994,280	996,645	(2,365)	0%
Expenses
Golf operating expenses	151,056	166,076	15,020	9%
Food and beverage expenses	165,915	187,857	21,942	12%
Other club expenses	501,319	347,318	(154,001)	(44)%
General and administrative expenses	253,012	228,722	(24,290)	(11)%
Total operating expenses	1,071,303	929,973	(141,329)	(15)%
Operating income (loss)	(77,022)	66,672	(143,694)	216%

	For the nine months ended September 30,		Change Favorable /
Stonehenge	2008	2007	(Unfavorable)
	(unaudited)
Revenues
Golf operating revenue	$740,214	$781,062	$(40,848)	(5)%
Food and beverage revenue	528,527	519,671	8,856	2%
Membership dues and fees revenue	1,522,430	1,456,908	65,522	4%
Other club revenue	331,494	55,760	275,734	495%
Total operating revenue	3,122,665	2,813,401	309,264	11%
Expenses
Golf operating expenses	495,338	471,592	(23,746)	(5)%
Food and beverage expenses	476,532	567,601	91,069	16%
Other club expenses	1,308,282	1,069,577	(238,705)	(22)%
General and administrative expenses	734,660	661,361	(73,299)	(11)%
Total operating expenses	3,014,812	2,770,131	(244,681)	(9)%
Operating income	107,853	43,270	64,583	149%

Note: We operated under the liquidation basis of accounting for the three and nine months ended September 30, 2007; therefore, depreciation expense of approximately $147,000 and $441,000 for the three and nine months ended September 30, 2008, respectively, was excluded from the analysis above for comparability purposes.

For the three months ended September 30, 2008, operating revenue was flat, decreasing by approximately $2,000 while operating expenses increased by approximately $141,000 (15%) resulting in a pre-tax operating loss of approximately $77,000.  This result was an unfavorable change from the same period in the prior year of approximately $144,000 (216%).

Golf operating revenue decreased approximately $73,000 which was primarily due to a decrease in rounds of approximately 400, an average of 4.5 rounds per day for the quarter, which had a negative impact on greens fees, cart fees and merchandise sales.  Member dues and fees decreased approximately $7,000 due to the resignation of approximately thirty Club members attributed to the current economic environment and potentially from concerns related to the pending sale of the Club to a subset of the membership group.  Included in other club revenue is approximately $80,000 in barter transaction revenue which represents the estimated fair value related to the management services that we provide for the Woodcreek Farms amenities as contemplated in the use and access agreement with the developer of the Woodcreek Farms subdivision.   Due to the fact that we were under the liquidation basis of accounting in 2007 until November 6, 2007, this barter transaction was not recorded in the same period of the prior year resulting in an increase in this revenue category period over period of approximately $80,000 which offset the decrease in golf operating revenue of $73,000.

Club operating expenses increased approximately $141,000 (15%) over prior year. This increase was primarily attributed to approximately $80,000 in barter transaction expenses included in Other club expenses which offsets the barter transaction revenue described above.  Other club expenses also include the expenses of the golf course maintenance department which increased approximately $82,000.  This increase was primarily due to operating leases for new golf course maintenance equipment that were entered in to subsequent to September 30, 2007 which represents approximately $42,000 of the overall departmental increase with the remaining $40,000 increase attributed to the purchase new sod and additional golf course chemicals such as fertilizers and seed to repair damage from the drought and loss of water at the Wildewood Golf Course in 2007 and early 2008.  The increase in the barter transaction expense and the golf course maintenance department expense were offset by a net decrease of approximately $8,000 in the operating expenses of other miscellaneous departments included in Other club expenses including swim, tennis and marketing.  Golf operating expenses decreased approximately $15,000 (9%) in the three months ended September 30, 2008 compared to the same period in the prior year primarily due to the decrease in merchandise cost of sales attributed to the decrease in merchandise sales period over period.  Food and beverage department expense decreased approximately $22,000 (12%) primarily due to an improvement in productivity in this department through organizational changes and a focus on more efficient buying practices and controlling labor costs.  General and administrative expenses increased approximately $24,000 (11%) primarily due to an increase in property taxes of approximately $10,000 coupled with an increase in utilities of approximately $20,000 due to the fact that we assumed financial responsibility for the utilities at the Woodcreek Clubhouse from the developer subsequent to September 30, 2007.  These increases were offset by a net decrease of approximately $6,000 in various other general and administrative accounts.

For the nine months ended September  30, 2008, operating revenue increased by approximately $309,000 (11%) and operating expenses increased by approximately $245,000 (9%) resulting in pre-tax operating income of approximately $108,000.  This result was a favorable change of 149% from the same period in the prior year in which we reported pre-tax net operating income of approximately $44,000. Included in Other club revenue is approximately $241,000 in barter transaction revenue which represents the estimated fair value related to the management services we provide for the Woodcreek Farms amenities as contemplated in the use and access agreement with the developer of the Woodcreek Farms subdivision.  Golf operating revenue decreased approximately $41,000 (5%) primarily due to the decrease of 400 golf rounds in the third quarter, as discussed above, which negatively impacted cart rental fees for the nine months by approximately $17,000 and greens fees by approximately $20,000.  These decreases were coupled with a net decrease in other golf revenue categories of approximately $4,000.  Food and beverage revenue increased by approximately $9,000 due to an increase in banquet sales for the Woodcreek Clubhouse for the nine months ended September 30, 2008.   Member dues and fees  increased approximately $65,000 (4%) due to a growth in membership of approximately thirty-nine new members in the first six months of 2008 coupled with a 10% increase in dues that was implemented in August 2007.  As referenced, thirty members resigned in the third quarter of 2008 which is expected to have a negative impact on member dues and fees for the remainder of the fiscal year.  The remaining increase in Other club revenue of approximately $35,000, after consideration of the barter transaction, is primarily due to the fact that approximately $37,000 in refundable initiation fees were issued in the nine months ended September 30, 2007 offset by a net decrease in other accounts in this category of approximately $2,000.  In the nine months ended September 30, 2008, approximately $26,000 in refundable initiations fees were issued but due to the fact that we exited the liquidation basis of accounting on November 6, 2007, these refunds were recorded against the refundable initiation fee liability instead of as a reduction of revenue.

Club operating expenses increased approximately $245,000 (9%), over prior year. This increase was primarily in Other club expenses which increased approximately $238,000 (22%).  This increase was primarily attributed to approximately $241,000 in barter transaction expenses which offset the barter transaction revenue described above coupled with a net decrease in the combined operating expenses of the maintenance, swimming and tennis departments of approximately $3,000.  The increase in golf operating expenses of approximately $24,000 (5%) was due to higher labor costs from an increased focus on service levels for the membership and an increase in overhead costs related to additional range expenses. Food and beverage expenses decreased approximately $91,000 (16%) compared to the same period in the prior year due to an improvement in productivity in this department through organizational changes, a focus on more efficient purchasing practices, controlling labor costs and improving margins on cost of goods sold.  General and administrative expenses increased approximately $73,000 (11%) primarily due to an increase in property taxes of approximately $29,000 and an increase in utilities of approximately $64,000 due to the fact that we assumed financial responsibility for the utilities at the Woodcreek Clubhouse and due to increased electric rates in 2008.  These increases were offset by a net decrease in other general and administrative accounts of approximately 20,000.

Employee Stock Options and Awards

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO, Tracy S. Clifford, and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member).  The estimated grant-date fair value of these options was approximately $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing American Stock Exchange price on the respective grant date, as specified by the Compensation Committee. For the nine months ended September 30, 2008, stock option expense of approximately $108,000 has been recorded related to these issued options and the 275,000 options shares issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% at January 18, 2008 and 2.64% at January 23, 2008. The expected term in years is an average of four years. Any options issued to employees who are subsequently terminated do not expire early as a result of termination but expire pursuant to their contractual terms at issuance. The total outstanding unvested options at September 30, 2008 is 485,000. At September 30, 2008, there was approximately $333,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011.  At September 30, 2008, these options had no value.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan, any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  During the three months ended September 30, 2008, no options were exercised and 10,000 options expired.  During the nine months ended September 30, 2008, no options were exercised and 270,000 options expired. As of September 30, 2008, there are 60,000 options outstanding under the 1997 Non-Employee Director’s Plan, 20,000 options outstanding under the 1997 General Plan.

Income Taxes

The Company had a pre-tax loss of approximately $675,000 and  $213,000 for the three and nine months ended September 30, 2008, respectively, and a decrease of approximately $268,000 and $2,663,000 in net assets in liquidation for the three and nine months ended September 30, 2007, respectively.  Included in deferred income tax assets as of September 30, 2008 and December 31, 2007 are Federal and state operating loss carryforwards of approximately $84 million and $85 million, respectively.  The Company recorded a valuation allowance for these carryforwards.  These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2026 tax year.

Liquidity and Capital Resources

Currently, our only sources of cash flow are from the operations of Stonehenge and interest income from our invested cash balances. GTA Stonehenge, LLC has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which matures on March 18, 2009. This loan is collateralized by a security interest in Stonehenge. The interest rate is the prime rate plus 1.75% per annum paid monthly. This loan requires that the operations at Stonehenge for the immediately preceding twelve month period be sufficient to meet a debt service coverage ratio, as defined in the mortgage, of at least 1.20, as measured monthly. At September 30, 2008, the Company did not meet the debt service coverage ratio (in part due to increased efforts to improve the playing quality of the golf courses by investing significantly in additional beautification, repair and maintenance projects, as well as attendant labor costs, related to the golf courses, but which do not qualify for capitalization accounting treatment). In light of the fact that the Company has consistently met its financial obligations throughout the term of the loan, as of December 31, 2007 Textron waived the debt service covenant violations for 2008 subject to re-evaluation at December 31, 2008.

At September 30, 2008, our cash balance is approximately $8, 239,000. We received the escrowed funds from the Resort sale in the amount of $2,000,000 plus accrued interest of approximately $31,000 on April 3, 2008. Additionally, the promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due and paid on May 31, 2008; (b) approximately $133,000 principal due on January 1, 2009; (c) approximately $133,000 principal due on January 1, 2010; (d) approximately $134,000 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board continues to assess future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 118 acres of undeveloped land in Charleston County, South Carolina), which could provide additional liquidity.

Stonehenge has historically possessed sufficient liquidity to cover its operations. Stonehenge has also covered the Textron debt service and property tax escrow for the nine months ended September 30, 2008.   Management has invested approximately $102,000 in capital expenditures at Stonehenge during the nine months ended September 30, 2008 of which $54,000 were funded by cash flow from Stonehenge operations and $48,000 were funded by Corporate and will be reimbursed as cash flow permits. The technological infrastructure at the Company’s corporate office was updated during the second quarter at a cost of approximately $12,000 which was funded from existing cash balances. We currently intend to pay corporate overhead in 2008 from current cash balances.  During 2008, several cost reduction initiatives were implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the plan of liquidation, reduction of Board fees, consolidation of office space, reduction of staff, and elimination of certain services. However, the corporate overhead expense for 2008 may be impacted if we are successful in completing an acquisition or other growth initiative.

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

Off Balance Sheet Arrangements

As of September 30, 2008, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We are subject to market risk associated with changes in interest rates applicable to the $4,100,000 outstanding under our revolving line of credit.  As of September 30, 2008, a 25 basis point movement would have resulted in a $10,000 annualized increase or decrease in interest expense and cash flows.

We have not entered into any transactions using foreign currency or derivative commodity instruments; therefore, we do not face any foreign currency exchange rate risk or commodity price risk.

Reference is made to Note 6, Discontinued Operations, to the Condensed Consolidated Financial Statements in Item 1 for additional debt information.

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

As of September 30, 2008, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2008, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in, or prior to the filing of this Quarterly Report we have concluded, the following legal proceedings:

Lake Ozark Industries, Inc. and Everett Holding Company, Inc. v. Golf Trust of America, et al.

The titled action was brought in the Circuit Court of Miller County, Missouri by LOCI, and its asserted assignee of lien and account rights, Everett Holding Company, Inc., in the fall of 1999 against numerous defendants, including the Operating Partnership. Plaintiffs asserted that LOCI performed construction services on, or that benefited, the property of various defendants, including the Operating Partnership. With respect to the Operating Partnership, plaintiffs sought to foreclose a mechanic’s lien upon property formerly owned by the Operating Partnership. The lien was for the principal amount of approximately $1,276,000, plus interest at 10% per annum and attorney fees. Plaintiffs calculated interest to May 20, 1999, just prior to the lien filing, to be approximately $151,000 and interest thereafter to be $354 per day. The Court entered a written order granting the Operating Partnership’s Motion for Summary Judgment in April 2002 and a final judgment in November 2003. Plaintiffs appealed the ruling to the Missouri Court of Appeals. The Court of Appeals on April 5, 2005 reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On May 31, 2005, the Court of Appeals filed a modified Opinion, which again reversed the Circuit Court judgment in favor of us and remanded the case to the Circuit Court for further proceedings. On March 12, 2008, a case management conference was held. The presiding judge set September 30, 2008, as deadline for completing discovery and scheduled another conference for October 8, 2008, at which time it was anticipated that the case would be set for trial. On October 3, 2008, the Company entered in to a Settlement Agreement (the “Agreement”) with the plaintiffs.   The Agreement established the terms of the final resolution of the complaint Lake Ozark Construction Industries, Inc. and Everett Holding Company, Inc. v. Osage Land Company, L.L.C., et al, Case No. CV599-366CC.   As a result of the Agreement, the Company paid the plaintiffs $140,000 on October 6, 2008 and all claims of both parties were dismissed.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2008.

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

GOLF TRUST OF AMERICA, INC.

Date: November 14, 2008	By:	/s/ Michael C. Pearce
Michael C. Pearce
Chief Executive Officer and President

Date: November 14, 2008	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary