Form 10-K
period 2008-12-31
GOLF TRUST OF AMERICA INC
filed 2009-03-20
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______ to _______

Commission file number: 001-14494.

———————

Golf Trust of America, Inc.

(Exact name of registrant as specified in its charter)

———————

Maryland (State or Other Jurisdiction of Incorporation)	33-0724736 (I.R.S. Employer Identification Number)

10 North Adger’s Wharf Charleston, SC 29401 (Address of principal executive offices) (Zip Code)	(843) 723-4653 (Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value$0.01 per share	NYSE Alternext Exchange
Preferred Stock Purchase Rights	NYSE Alternext Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On March 18, 2009, the registrant Golf Trust of America, Inc., or GTA, had 7,317,163 shares of its common stock outstanding. On June 30, 2008, which was the last business day of GTA’s most recently completed second fiscal quarter, GTA’s public float was approximately $7,585,610 (based on 4,334,398 shares of common stock then held by non-affiliates and a closing price that day of $1.75 per share of common stock on the NYSE Alternext Exchange). These public float calculations exclude shares held on the stated dates by GTA’s officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

Documents Incorporated By Reference: Certain exhibits to GTA’s prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 57.

GOLF TRUST OF AMERICA, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2008

TABLE OF CONTENTS

Page

Part I

Item 1.     Business

1

Item 1A.   Risk Factors

3

Item 1b.    Unresolved Staff Comments

4

Item 2.      Properties

4

Item 3.      Legal Proceedings

4

Item 4.      Submission of Matters To A Vote of Security Holders

5

Part II

Item 5.      Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer
Purchases of Equity Securities

6

Item 6.      Selected Financial Data

6

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

6

Item 8.      Financial Statements and Supplementary Data

13

Item 9.      Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

13

Item 9a.     Controls and Procedures.

14

Item 9b.     Other Information

14

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

15

Item 11.    Executive Compensation

24

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

28

Item 13.    Certain Relationships, Related Transactions and Director Independence

31

Item 14.    Principal Accounting Fees and Services

31

Part IV

Item 15.    Exhibits, Financial Statement Schedules

32

Signatures And Powers Of Attorney

56

Exhibit Index

57

i

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Annual Report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated Annual Report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward- looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict when we will complete an acquisition and the ultimate impact on the Company thereof. Accordingly, our projections in this Annual Report are subject to uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.

ii

PART I

ITEM 1.

BUSINESS

Significant Events since the filing of our last Quarterly Report

Significant events occurring since November 14, 2008 (the filing date of our Form 10—Q for the third quarter of 2008) include:

On January 23, 2009, we completed the sale of the business and the related assets of the Wildewood Country Club and The Country Club of Woodcreek Farms (collectively, “Stonehenge”). As previously announced in the Current Report on Form 8-K filed by the Company on October 1, 2008, the sale was made to WCWW Committee, LLC, pursuant to the Purchase and Sale Agreement dated September 26, 2008 (the “Agreement”). The rights of the WCWW Committee, LLC were assigned to The Members Club at Woodcreek and Wildewood, which completed the transaction as Purchaser.

The purchase price received by us from the Purchaser was (a) approximately $4,100,000 in cash subject to certain credits, adjustments and prorations pursuant to the Agreement, (b) the assumption of certain liabilities and (c) contingent value rights as referenced by Exhibit 10.1 to the Company's Form 8-K filed on October 1, 2008. The Agreement provides for a post-closing settlement sixty days from the closing date. In January 2009, we have recorded a gain on this sale of approximately $1,100,000.

GTA-Stonehenge LLC, one of our wholly-owned subsidiaries, had a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which was scheduled to mature on March 18, 2009. This loan was collateralized by a security interest in Stonehenge. The interest rate was the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly. This line of credit had an outstanding balance of $4,100,000 that was paid in full concurrent with the closing of the sale as disclosed above. With the retirement in full of the Textron revolving credit line, we have no outstanding corporate indebtedness.

General Description of our Business

We were originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States. Golf Trust of America, Inc., referenced in this report as GTA, was incorporated in Maryland on November 8, 1996. We were structured as an “UPREIT,” which is a structure in which a public REIT acts as general partner of an operating partnership. Since 2002, we have not qualified as a REIT. Our interests in our golf courses were held through Golf Trust of America, L.P., a Delaware limited partnership that we control, and, in one instance, through a wholly-owned subsidiary of Golf Trust of America, L.P. We refer to this partnership and its subsidiaries as our operating partnership. In this Annual Report, the term “company,” “we” or “us” generally includes GTA, the operating partnership and all of our subsidiaries.

From 1997 through 1999, we acquired interests in 47 golf courses, including a security interest in the four golf courses at the Innisbrook Resort and Golf Club (the “Resort”), which is located near Tampa, Florida.

On February 25, 2001, our board of directors adopted, and on May 22, 2001 the holders of our common and preferred stock approved, a plan of liquidation (the “POL”) for our company. The POL contemplated the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorized us to establish a reserve to fund our contingent liabilities. As required by generally accepted accounting principles, or GAAP, we adopted the liquidation basis of accounting for all accounting periods beginning on or after May 22, 2001. Subsequently, we sold 45 of the 47 (18-hole equivalent) golf courses in which the Company once held interests pursuant to the POL.

Following the sale of the Resort and the redemption of our Series A Cumulative Convertible Redeemable Preferred Stock on July 16, 2007, the Board, believing that the termination of the POL affords us flexibility in maximizing value for our stockholders, adopted a resolution declaring it advisable to terminate the POL. On November 8, 2007, our stockholders approved the proposal to terminate the POL. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

Operating as a going concern allows us to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board was still permitted to pursue the sale of our final property (for which a sale was cosummated on January 23, 2009 as discussed above) and/or consider the liquidation of the Company in the event that it is unable to identify and effect a viable alternative, but it is no longer be required to do so by the terms of the POL.

Our executive offices are located at 10 North Adger’s Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

The Operating Partnership and our Subsidiaries

GTA has two wholly-owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc., each of which is a Maryland corporation. These subsidiaries exist to hold GTA’s general and limited partnership interests in our operating partnership. We also have a number of wholly-owned subsidiaries, typically limited liability companies, which were established to manage the operations of the golf courses after termination of the lessees’ leasehold interest therein, most of which are currently inactive.

Employees

At March 18, 2009, our only three employees were the two corporate full-time employees (including our chief executive officer and our chief financial officer) and one part-time corporate accounting supervisor. Our staff has been downsized as part of the cost reduction initiatives related to our corporate overhead. We are the co-employer of our employees as we lease the employees’ services from an independent employee leasing company, or a “professional employer organization (PEO).”

Environmental Matters

As of January 23, 2009, we no longer own any golf properties and, therefore, disclosure under Environmental Matters is not applicable. We do own a parcel of undeveloped land but are not aware of any environmental matters as it relates to this asset.

Government Regulation

As of January 23, 2009, we no longer own any golf properties and, therefore, disclosure under Government Regulation is not applicable. We do own a parcel of undeveloped land but are not aware of any Government Regulation matters as it relates to this asset.

Competition

As of January 23, 2009, we no longer own any golf properties and, therefore, disclosure under Competition is not applicable.

Seasonality

As of January 23, 2009, we no longer own any golf properties and, therefore, disclosure under Seasonality is not applicable.

Foreign Operations

We do not engage in any foreign operations or derive any revenue directly from foreign sources.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and our principal accounting officer, as well as to all of our directors and our other officers and employees. Our Code of Ethics is filed with the SEC as Exhibit 14.1 to our Form 10-K filed for the year ended December 31, 2003. Any waivers of the Code of Ethics for directors or executive officers must be approved by our board of directors and disclosed in a Form 8-K filed with the SEC within five days of the waiver. No such waivers have been requested or granted.

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

ITEM 1A.

RISK FACTORS

Risks Associated with the Termination of the Plan of Liquidation and the Pursuit of Alternative Growth Strategies

As described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, a proposal to terminate the plan of liquidation was approved at the special meeting on November 8, 2007. There are significant risks associated with terminating the plan of liquidation and pursuing alternative growth strategies. These risks include, but are not limited to, the following:

We are confronted by significant challenges as we attempt to grow operations.

We seek to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also pursue acquisitions and other business combinations. While we believe that there are numerous potential target businesses that we could evaluate and pursue, our ability to consummate a transaction may be limited by our available financial resources. We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We may also issue shares of common stock, preferred stock or debt securities to complete a business combination. We may issue options or other equity awards to our new management or the management of a target business in a business combination, both of which would reduce the equity interest of our current stockholders and could cause a change in control.

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

We currently have approximately $85 million in federal income tax net operating losses (NOLs). Our ability to preserve these NOLs for future use by us or the surviving corporation in a business combination is dependent on numerous rules and regulations. It is possible that the ownership shift that would accompany some of the business combination opportunities the Company could pursue following the termination of the plan of liquidation would result in a substantial reduction in available NOLs. The available NOLs could also be reduced substantially if some or all of our significant stockholders increase their proportional ownership of us through open market purchases of common stock. However, the amount of available NOLs resulting from a change in ownership depends on factors such as the market price of our common stock, market capitalization, changes in ownership over time, prevailing interest rates and the nature and structure of any business combinations. Changes in any of these variables between the date of our illustration and any future change in ownership could substantially decrease the available NOLs.

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

If we fail to meet NYSE Alternext Exchange listing standards in the future, the NYSE Alternext Exchange could delist our securities from quotation on its exchange, which could limit investors’ ability to complete transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on the NYSE Alternext Exchange. The delisting of our common stock from trading on the Exchange could have adverse consequences, including a limited availability of market quotations for our common stock, a limited amount of news and analyst coverage for us, a decreased ability to issue additional securities or obtain additional financing in the future and reduced attractiveness as a business combination partner.

If we are unable to retain certain key executives and staff members to conduct normal business operations, financial results may be negatively impacted, as well as our ability to remain a timely filer.

Our ability to continuously maintain operations will depend to a large extent on the experience and ability of our chairman, president and chief executive officer, Michael C. Pearce, and his experience and familiarity with our assets, counter-parties and the market for related assets. We believe that a loss of Mr. Pearce’s services could materially harm our ability to maximize existing assets and develop avenues for expansion.

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

If we are unable to retain these two key executives, ordinary business operations and regulatory compliance timeliness may be jeopardized.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

As of January 23, 2009, we no longer own any golf course properties. Property holdings as of March 10, 2009 consist of 118.67 acres of undeveloped land in Charleston County, South Carolina (which we obtained titled to on March 5, 2008 in the final settlement of certain litigation known as the Young Complaints).

ITEM 3.

LEGAL PROCEEDINGS

We currently do not have any outstanding legal proceedings. The last legal matter outstanding in 2008 was settled in October 2008 as more fully described in our Quarterly Report on Form 10-Q filed on November 14, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of stockholders was held on December 15, 2008. The sole matter voted upon at the meeting was the election of five directors to serve until our 2009 annual meeting of stockholders. Our stockholders voted to re-elect Messrs. Jonathan M. Couchman, Jay A. Gottlieb, Michael C. Pearce, Jan H. Loeb and William Vlahos to our board of directors all to serve until our 2009 annual meeting of stockholders. The votes were cast as follows:

Director	Shares Cast For	Authority Withheld
Mr. Jonathan M. Couchman	5,025,421	1,376,596
Mr. Jay A. Gottlieb	5,646,625	755,392
Mr. William Vlahos.	5,633,174	768,843
Mr. Jan H. Loeb	5,643,024	758,993
Mr. Michael C. Pearce	5,656,625	745,392

There were no broker non-votes.

Deadlines for Submitting Stockholder Proposals for our 2009 Annual Meeting

Any stockholder who meets the requirements of Rule 14a-8 and the other proxy rules under the Securities Exchange Act of 1934, as amended, may submit proposals to the Board of Directors to be considered for inclusion in the proxy statement mailed to stockholders in advance of the 2009 Annual Meeting. Any such proposal should be received by the Secretary of Golf Trust at 10 North Adger’s Wharf, Charleston, South Carolina 29401 by August 17, 2009.

Stockholders wishing to present a proposal at the 2009 Annual Meeting of Stockholders, but not in the proxy statement, must provide Golf Trust with timely written notice. To be timely, your written notice should be received by the Secretary of Golf Trust at 10 North Adger’s Wharf, Charleston, South Carolina 29401 between September 16, 2009 and October 16, 2009. Proposals must include all of the information required by Article III, Section 2(e) of Golf Trust’s Bylaws, including the name and address of the stockholder, the text to be introduced, the number of shares held, the date of their acquisition and a representation that the stockholder intends to appear in person or by proxy to introduce the proposal specified in the notice. The chairman of the meeting may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Alternext Exchange under the symbol “GTA.” Since our inception, we completed two underwritten public offerings. On March 18, 2009, the most recent practicable date prior to the filing of this Annual Report, the closing price of our common stock as reported on the NYSE Alternext Exchange was $1.05 per share. The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the NYSE Alternext Exchange and the dividends declared per share in respect of such quarter:

	Price range of common shares
	High	Low
2007:
First Quarter	1.87	1.44
Second Quarter	3.00	1.84
Third Quarter	2.60	1.70
Fourth Quarter	2.30	1.85
2008:
First Quarter	2.27	1.11
Second Quarter	1.99	1.45
Third Quarter	1.87	1.35
Fourth Quarter	1.50	.30
2009:
First Quarter (through March 18, 2009)	1.36	.85

Stockholder Information

On March 18, 2009, we had 7,317,163 shares of common stock outstanding. As of March 18, 2009, those shares were held of record by 71 registered holders and by an estimated 994 beneficial owners.

Dividends

We did not make any distributions for the year ended December 31, 2008.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities since the filing of our 2007 Annual Report on 10K on March 31, 2008.

 Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 in this Annual Report for a discussion of securities authorized for issuance under our equity compensation plans.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following description of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Annual Report.

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our forecasts in this Annual

Report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated Annual Report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward- looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Accordingly, our forecasts in this Annual Report, are subject to uncertainty. Our forecasts should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.

Termination of the Plan of Liquidation

The Board adopted a resolution declaring the termination of the Plan of Liquidation, or the “POL”, advisable and our stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

On February 25, 2001, the Board had adopted, and on May 22, 2001, our common and preferred stockholders had approved, the POL. The POL contemplated the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorized us to establish a reserve to fund any contingent liabilities. The Board’s decision to adopt the POL followed a lengthy process in which the Board and management reviewed different strategic alternatives with the goal of maximizing stockholder value. Subsequently, we sold 45 of the 47 (18-hole equivalent) golf courses in which we once held interests pursuant to the POL.

Following the sale of the Resort, the redemption of our Series A Cumulative Convertible Redeemable Preferred Stock on July 16, 2007 and the receipt in March 2008 of certain escrowed funds related to the sale of the Resort, our remaining assets included (i) cash, (ii) two private golf courses located in Columbia, South Carolina, known collectively as “Stonehenge” (which were sold subsequent to year-ended December 31, 2008 as discussed below) and (iii) certain land and a note receivable acquired in the settlement of a lawsuit.

The Board believes that termination of the POL affords us flexibility in maximizing value for stockholders. Operating as a going concern outside of the POL allows us to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. Subsequent to the termination of the POL, we continued to own and operate Stonehenge until it was sold on January 23, 2009. Concurrently, we have placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for shareholders. We are seeking to grow within areas of historical expertise and areas that management considers to be of logical interest, but have also been evaluating acquisitions or business combinations in unallied industries.

There can be no assurance that we will successfully consummate a viable alternative growth strategy. We have limited financial and management capacity, are competing with organizations possessing far greater resources, and are subject to specific industry and macro economic factors, many of which may prove outside of our control or sphere of influence.

Overview of Liquidation Basis of Accounting

We adopted the liquidation basis of accounting on May 22, 2001, the date on which our stockholders approved our plan of liquidation, and operated under the liquidation basis of accounting from May 22, 2001 through November 8, 2007, the date on which our stockholders voted to exit the plan of liquidation. Accordingly, on May 22, 2001, our assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts.

Significant events that had a material impact on our consolidated financial condition and consolidated results of operations

On January 23, 2009, we completed the sale of the business and the related assets of Stonehenge. The sale was made to WCWW Committee, LLC, pursuant to the Purchase and Sale Agreement dated September 26, 2008. The rights of the WCWW Committee, LLC were assigned to The Members Club at Woodcreek and Wildewood, which completed the transaction as Purchaser.

The purchase price received by us from the Purchaser was (a) approximately $4,100,000 in cash subject to certain credits, adjustments and prorations pursuant to the Agreement, (b) the assumption of certain liabilities and (c) certain contingent value rights. The Agreement provides for a post-closing settlement sixty days from the closing date which will occur on or about March 23, 2009.

GTA-Stonehenge LLC, one of our wholly-owned subsidiaries, had a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which was scheduled to mature on March 18, 2009. This loan was collateralized by a security interest in Stonehenge. The interest rate was the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly. This line of credit had an outstanding balance of $4,100,000 that was paid in full concurrent with the closing of the sale as disclosed above. With the retirement in full of the Textron revolving credit line, we have no outstanding corporate indebtedness.

Application of Critical Accounting Policies

Re-adoption of Going Concern Basis

We re-adopted the going concern basis of accounting upon stockholder approval of the termination of our POL on November 8, 2007. Pursuant to Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the carrying value of our remaining operating asset, Stonehenge, was adjusted to the lower of the depreciated historical cost and the fair value by asset category or group. Management’s estimate of the fair value of the Stonehenge property at November 8, 2007 (after consideration of the refundable initiation fees) was $5,400,000. Management’s estimate considered, among other factors, an independent appraisal from J. Richard Marlow, MAI, SGA, a certified real estate appraiser and consultant and recent property tax assessments. However, such estimates were developed from expectations of future operating results which are inherently subjective in nature.  The depreciated historical cost was lower than the fair value in the majority of the asset categories resulting in a total recorded carrying value of approximately $4,467,000 at November 8, 2007.

The valuation adjustment also considered the obligation from certain memberships previously sold at Stonehenge that have initiation fees totaling approximately $1,326,000 that are refundable based on specific conditions over the thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds was approximately $342,000, which was recorded as an accrued liability at December 31, 2007 and accretes over the members’ remaining average contractual term using an interest rate of approximately 10.5%. The accretion is included in interest expense. As of December 31, 2008, the balance after consideration of refunds issued and accretion recorded in the year ended December 31, 2008 was approximately $317,000. This liability was assumed by the purchaser concurrent with the closing of the sale of Stonehenge on January 23, 2009.

The majority of the Stonehenge membership fees were not refundable and the amount was deferred and recognized over the average expected life of an active membership. Nonrefundable membership initiation fees were deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information was deemed to be nine years. The unamortized balance of the non-refundable membership initiation fees was written off concurrent with the sale of Stonehenge on January 23, 2009.

Revenues from golf operations, food and beverage and merchandise sales were recognized at the time of sale or when the service was provided. Revenues from membership dues was billed monthly and recognized in the period earned. The monthly dues were expected to cover the cost of providing future membership services. Prepaid dues were recognized as income over the prepayment period.

Discontinued Operations

As discussed above, we signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008; therefore, pursuant to SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.

Reclassifications

Certain previously reported amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Income Taxes

We provide for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. We record a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value; however, due to the high degree of subjectivity in these estimates, they may change based on expectations in the future.

Liquidation Basis—January 1–November 8, 2007

We adopted the liquidation basis of accounting upon the stockholder approval of its POL on May 22, 2001. From that date forward through and until November 8, 2007, all assets and liabilities had been stated at their estimated fair value and estimated settlement amounts. The estimated fair value had been determined using available market information and valuation methodologies deemed appropriate; therefore, these estimates were subject to revision with changes in market values. We were required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts varied significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales and the costs associated with cessation of our operations.

The change in the carrying value of our remaining golf course assets and in our reserve for estimated liquidation costs for the period ended November 8, 2007 is presented in Consolidated Financial Statements referred to in Item 8 in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

During February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any of our assets and liabilities.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is expected to have no effect on our consolidated financial condition or consolidated results of operations.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141R now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. For the Company, SFAS 141 (Revised 2007) is effective for business combinations for which the acquisition date is after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We implemented FASB Statement No. 157, Fair Value Measurements (FAS 157), as of January 1, 2008. FAS 157 was amended in February 2008 by FASB Staff Position (FSP) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and by FSP FAS 157-2, Effective Date of FASB Statement No. 157 , which delayed our application of FAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. FAS 157 was further amended in October 2008 by FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 to assets participating in inactive markets. Implementation of FAS 157 did not have a material effect on our consolidated results of operations or consolidated financial position and had no effect on our existing fair-value measurement practices.

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company's common stock. Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.  As of March 18, 2009, no shares have been repurchased pertaining to this authorization.

Executive Summary

We reported a net loss of approximately $538,000 ($0.07 per basic share) for the year ended December 31, 2008. Due to the fact that we were under the liquidation basis of accounting for the period January 1, 2007 to November 8, 2007, the fiscal years ended December 31, 2008 and 2007 are not meaningful for comparison purposes. Further, given that Stonehenge, a significant majority of our operations, was considered discontinued operations as of September 26, 2008 and was sold on January 23, 2009, consolidated results of operations and consolidated cash flow comparisons with prior periods are not meaningful and, thus, are not provided. However, the summarized comparative operating results for Stonehenge for the years ended December 31, 2008 and 2007 which are included in our consolidated financial results are provided in the table below.

	For the year ended December 31,		Change Favorable / (Unfavorable)
Stonehenge	2008	2007
Revenues
Operating Revenue	$3,743,000	$3,740,000	$3,000	0.1%
Expenses
Operating Expenses	2,601,000	2,749,000	148,000	(5.4)%
Golf Course G&A	787,000	698,000	(89,000)	12.8%
Property Taxes	170,000	154,000	(16,000)	10.4%
Operating Expenses	3,558,000	3,601,000	43,000	(1.2)%
Net operating income exclusive of depreciation	$185,000	$139,000	$46,000	33.1%

Note: We operated under the liquidation basis of accounting for the period January 1, 2006–November 8, 2007; therefore, depreciation expense of approximately $86,000 for the period November 9, 2007–December 31, 2007 was excluded from the analysis above for comparability purposes. Also, approximately $322,000 in both barter revenue and barter expense related to the operation of the Woodcreek Club House is excluded for the year-ended December 31, 2008 for comparability purposes since barter revenue/expense was not recorded under liquidation basis.

Results of Operations

Our consolidated net loss for the year ended December 31, 2008 is primarily due to the fact that the operations of Stonehenge did not realize sufficient net income to cover the public company operating costs of the corporate office. The operating expenses of the corporate office were; however, offset by the recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints. In connection with the settlement, a note receivable was recorded at its estimated fair value on the date of the settlement of approximately $432,000 and undeveloped land was recorded at its estimated fair value of approximately $1,032,000 . Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, which we owned until it was sold on July 16, 2007. Net interest income for the year ended December 31, 2008 was approximately $281,000.

For the year ended December 31, 2008, operating expenses from the continuing operations of the Company totaled approximately $1,644,000 consisting of approximately $3,000 in depreciation expense and $1,641,000 in operating expenses of the corporate office. The Corporate office expenses primarily consisted of approximately (i) $251,000 in tax, audit and accounting consulting fees, (ii) $476,000 in wages and benefits, (iii) $109,000 in legal fees, (iv) $195,000 in directors and officers insurance, (v) $183,000 in settlement fees and expenses related to certain claims now resolved, (vi) $145,000 in stock option expense, (vii) $133,000 for shareholder related expenses such as the annual NYSE Alternext Exchange fee, shareholder transfer agent fees, board fees and printing costs for SEC required reports, and (viii) $148,000 in other fees and operating expenses such as rent and utilities, information technology support, travel, certain annual taxes and fees and other miscellaneous operating expenses.

Employee Stock Options and Awards

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO, Tracy S. Clifford, and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member). The estimated grant-date fair value of these options was approximately $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing NYSE Alternext Exchange price on the respective grant date, as specified by the Compensation Committee. For the year ended December 31, 2008, stock option expense of approximately $145,000 has been recorded related to these stock options issued in January 2008 and the 275,000 stock options issued to our CEO on December 14, 2007.

The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% at January 18, 2008 and 2.64% at January 23, 2008. The expected term in years is an average of four years. Any options issued to employees who are subsequently terminated do not expire early as a result of termination but expire pursuant to their contractual terms at issuance. The total outstanding unvested options at December 31, 2008 is 393,333. At December 31, 2008, there was approximately $296,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized over the period ending January 23, 2011. At December 31, 2008, these options had no value.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan, any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  During the year ended December 31, 2008, no options were exercised and 270,000 options expired. As of December 31, 2008, there are 60,000 options outstanding under the 1997 Non-Employee Director’s Plan, 20,000 options outstanding under the 1997 General Plan.

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

January 1, 2007 to November 8, 2007

For the period ended November 8, 2007, prior to the re-adoption of the going concern basis of accounting, net assets in liquidation decreased by approximately $2,731,000. This decrease was a result of (a) a decrease of approximately $1,134,000 in the forecast of the Company’s cumulative net operating results, which included the Resort and golf course assets, the Resort condominium sales operations and the overhead and interest expense of the Company’s corporate operations, (b) an increase of $81,000 in the accrual for capital expenditures at Stonehenge, (c) an increase of $180,000 for other incurred liquidation expenses, (d) an increase of $334,000 in the accrual for legal fees primarily for fees incurred in preparation for, and during the trial related to, the Young complaints and in preparation for the Special Shareholder Meeting, (e) an increase of $33,000 in the accrual for professional fees for accounting services, (f) a decrease in the carrying value of the debt to our preferred stockholder of $2,500,000, (g) a decrease of $3,062,000 in the carrying value of the business of the Resort based on the net loss from the sale transaction, (h) a loss of $400,000 on the net proceeds received from the company’s interest in Parcel F, and certain other miscellaneous adjustments of $7,000. Also, approximately $97,000 was reallocated from the accrual for financial advisor fees to (i) a $50,000 increase in the accrual for legal fees and (ii) a $47,000 increase in the accrual for other liquidation expenses. When the Company was under the liquidation basis of accounting, the forecast of the Company’s cumulative net operating results was impacted by, among other things, changes in the anticipated sale date of Stonehenge, the final results of the post-closing settlement of the working capital adjustment for the Resort and the estimated time and expense required to wind-down the operations of the Company. The net assets at November 8, 2007, prior to the re-adoption of the going concern basis of accounting, were approximately $11,134,000.

Inflation

Inflation has not had a significant impact on us. As operating costs and expenses increase, we generally attempted to offset the adverse effects of increased costs by increasing prices in line with industry standards. Now that we have sold Stonehenge, until we make an acquisition, the impact of inflation should continue to be insignificant.

Seasonality

Seasonality has not had a significant impact on us. Since Stonehenge was a private membership club, the monthly member dues were the same throughout the year; however, swim and tennis revenues and expenses were higher in the summer months.  Now that we have sold Stonehenge, until we make an acquisition, the impact of seasonality should continue to be insignificant.

Liquidity and Capital Resources

At December 31, 2008, our cash balance was approximately $8,002,000. We received the escrowed funds from the Resort sale in the amount of $2,000,000 plus accrued interest of approximately $31,000 on April 3, 2008. Additionally, the promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due and paid on May 31, 2008; (b) approximately $133,000 principal due on January 1, 2009 which was paid December 31, 2008; (c) approximately $133,000 principal due on January 1, 2010; (d) approximately $134,000 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board continues to assess future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 118 acres of undeveloped land in Charleston County, South Carolina), which could provide additional liquidity.

We had a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which was scheduled to mature on March 18, 2009. This loan was collateralized by a security interest in Stonehenge. The interest rate was the prime rate in effect on the first business day of the month plus 1.75% per annum paid monthly.

This line of credit had an outstanding balance of $4,100,000 that was paid in full concurrent with the closing of the sale. With the retirement in full of the Textron revolving credit line, the Company has no outstanding corporate indebtedness.

We currently intend to pay corporate overhead in 2009 from current cash balances. During 2008, several cost reduction initiatives were implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the plan of liquidation, reduction of Board fees, consolidation of office space, reduction of staff and elimination of certain services. However, the corporate overhead expense for 2009 may be impacted if we are successful in completing an acquisition or other growth initiative.

We believe that we possess adequate liquidity and capital resources to conduct our operations. In the event that we pursue an acquisition or other strategic alternative requiring significant capital investment, it is anticipated that funding will be provided by cash on hand, equity issuance, debt issuance, commercial credit facilities, or a combination of the aforementioned.

The Board has not limited the types of alternative growth strategies it intends to consider. Emphasis is to be placed on areas of our historical expertise, as well as that of our management and board of directors. To date, we have not entered into a definitive agreement with another company regarding growth initiatives or a business combination.

Off Balance Sheet Arrangements

As of December 31, 2008, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at December 31, 2008 (excluding obligations of Stonehenge which were paid or transferred concurrent with the closing of the sale of Stonehenge on January 23, 2009). This table summarizes the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Operating lease obligations	$18	$18	$—	$—	$—

Each type of contractual obligation listed in the table is discussed in more detail below. Interest is reflected, as applicable, in the commitments and obligations listed above.

Operating Lease Agreements. At the Corporate office, we have lease agreements for our office space and certain office equipment. We occupied our space on a month-to-month basis at December 31, 2007. On March 25, 2008, we executed a one-year lease for reduced square footage that includes a 90-day termination provision without penalty for either party.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by Regulation S-X are included in this Annual Report commencing on page 55.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

See earlier discussion of the matters relevant to this Item under the caption “Significant Events since the filing of our last Quarterly Report,” in Part I, Item 1 of this Annual Report on Form 10-K.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Role of the Board of Directors

The Board of Directors, which is elected by the stockholders, is the ultimate decision-making body of the Company, except with respect to those matters reserved to the stockholders. It selects the senior management team, which is charged with the conduct of the Company’s business. Having selected the senior management team, the Board acts as an advisor and counselor to senior management and ultimately monitors its performance. See “Executive Officers” below for more information about the senior management team.

Composition of the Board of Directors

As previously disclosed in our 2007 Annual Report on Form 10K filed on March 31, 2008, there have been considerable changes to our Board of Directors since our exit from the POL on November 8, 2007.

At present, the Board of Directors consists of seven seats. The five directors who were elected at the 2007 Annual Meeting of Stockholders on December 14, 2007 were re-elected at the 2008 Annual Meeting of Stockholders on December 15, 2008 to serve another one year term. These directors are Messrs. Loeb, Pearce, Couchman, Gottlieb and Vlahos for whom more complete information is provided below. Two seats will remain vacant, to be filled by the Board of Directors in accordance with our bylaws.

Independent Directors

As required by Rule 802 of the rules of the NYSE Alternext Exchange, the Board of Directors consists of a majority of independent directors (as defined in NYSE Alternext Exchange Rule 121(A)). Periodically, and at least annually in connection with its annual recommendation to the Board of Directors of a slate of nominees, the Nominating Committee of the Board of Directors reviews the independence of current members of the Board of Directors (and director nominees who are not current members) and reports its findings to the full Board of Directors. The Board of Directors then considers all relevant facts and circumstances in making an independence determination, including an analysis from the standpoint of the director and from that of persons or organizations with which the director has an affiliation.

The Board of Directors has affirmatively determined that four of our five current directors (Messrs. Loeb, Couchman, Gottlieb and Vlahos) are independent as defined in NYSE Alternext Exchange Rule 121(A). We refer to these four directors as our independent directors. Mr. Pearce is the Chief Executive Officer and President of the Company, and therefore is not an independent director.

Attendance of Directors at Board of Directors, Committee and Stockholders Meetings

The Board of Directors met seven times in fiscal year 2008. The Audit, Nominating and Compensation Committees met five, one and one time(s), respectively, in fiscal year 2008. All members of the Board of Directors during fiscal year 2007 either attended or participated by telephone in 100% of the total number of meetings of the Board of Directors and of the committees of the Board of Directors of which he was a member. All members of the Board of Directors attended the 2008 Annual Meeting of Stockholders telephonically, except for Mr. Pearce, who was present.

Set forth below is information about our directors and executive officers.

Name	Age	Year First Appointed or Elected to the Board	Position, Principal Occupation, Business Experience and Directorships
Jan H. Loeb	50	2006

Mr. Loeb has been an independent director under the rules of the NYSE Alternext Exchange since November 17, 2006 and Chairman of the Audit Committee since October 10, 2007. Mr. Loeb is currently a portfolio manager for Amtrust Capital Management, Inc., a position he has held since February 2005. From February 2004 through January 2005, Mr. Loeb was a portfolio manager for Chesapeake Partners. From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm based in New York City. From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City, which was formerly known as Wasserstein Perella & Co., Inc. Mr. Loeb also serves on the board of directors of American Pacific Corporation, a chemical and aerospace corporation and serves on the boards of numerous charitable organizations. Mr. Loeb holds a Bachelor of Business Administration from Bernard M. Baruch College. Mr. Loeb is the Chairman of the Audit and Nominating Committees and a member of the Compensation Committee of the Board of Directors. Mr. Loeb is also the Audit Committee's "financial expert."

Michael C. Pearce	47	2007

Mr. Pearce has been a director since September 17, 2007 and Chief Executive Officer and President since November 8, 2007. Mr. Pearce has been Chairman of the Board of Directors since December 17, 2007. Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly-traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly-traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation, Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel, and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University. Mr. Pearce also serves on the board of directors of AVP, Inc. and Spatializer Audio Labs, Inc.

Name	Age	Year First Appointed or Elected to the Board	Position, Principal Occupation, Business Experience and Directorships
Jonathan M. Couchman	39	2007

Mr. Couchman has been an independent director under the rules of the NYSE Alternext Exchange since December 14, 2007. He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001. Couchman Capital LLC is also the general partner of Couchman Partners LP, a private investment partnership established in 2001. In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company. Mr. Couchman currently serves as Chief Executive Officer and Chairman of the Board of Directors of Footstar Inc., a national footwear retailer. He has held the position of Chairman of the Board since February 2006 and was appointed Chief Executive Officer in January 2009.  He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

Jay A. Gottlieb	64	2007

Mr. Gottlieb has been an independent director under the rules of the NYSE Alternext Exchange since December 14, 2007 and Chairman of the Compensation Committee since December 17, 2007. He has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 14 public companies and is a member of the Board of Directors of Spatializer Audio Laboratories, Inc. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991 Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988 he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.

William Vlahos	43	2007

Mr. Vlahos has been a member of the Board of Directors since December 14, 2007 and Chairman of the Nominating Committee since December 17, 2007. He is the portfolio manager and managing director of Odyssey Value Advisors, LLC. Odyssey Value Advisors is a San Francisco based hedge fund investing in "deep value" securities, special situations and other portfolio positions believed to be trading at significant discount to intrinsic value. He is a past president and past board member of The Guardsmen, a San Francisco non-profit serving at-risk children and a past board member of the Koret Family House serving critically ill children. He holds a Bachelor of Arts from the University of California, Los Angeles.

Name	Age	Year First Appointed or Elected to the Board	Position, Principal Occupation, Business Experience and Directorships
Tracy S. Clifford	40	—

On January 18, 2008, Ms. Clifford was appointed Chief Financial Officer. Prior to that date, on February 5, 2007, Ms. Clifford was appointed Principal Accounting Officer of the Company and on February 20, 2007 she was appointed the Company’s Secretary. Ms. Clifford had been Golf Trust’s Controller since September 1999. Ms. Clifford holds a Bachelor of Science degree in Accounting from the College of Charleston and a Master’s degree in Business Administration from Georgia State University. Ms. Clifford is a member of the South Carolina Association of CPAs and the American Institute of CPAs and serves as an adjunct faculty member in the School of Business and Economics at the College of Charleston.

Committees

Audit Committee.

Role. Under its charter, the Audit Committee’s responsibilities include:

•

The appointment, compensation, retention, evaluation and oversight of the work of the Company’s independent registered public accounting firm.

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

•

Determining the independence of the Company’s independent registered public accounting firm.

•

Reviewing any audit problems or difficulties the independent registered public accountants may encounter in the course of their audit work.

•

Reviewing all proposed “related person” transactions for potential conflict-of-interest situations (see “Related Person Transaction Approval Policy” below).

•

Reviewing and discussing with management and the Company’s independent registered public accounting firm annual audited financial statements, quarterly financial statements, material accounting principles applied in financial reporting and any other release of financial information.

•

Reviewing and discussing with management the Company’s policies with respect to risk assessment and risk management.

•

Reviewing the integrity, adequacy and effectiveness of Golf Trust’s accounting and financial controls, both internal and external, with the assistance of management and the Company’s independent registered public accounting firm.

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

•

Approving and monitoring the Company’s compliance with the Company’s Code of Business Conduct and Ethics, which covers the conduct and ethical behavior of the directors, officers and employees of, and consultants and contractors to, the Company and its subsidiaries.

•

Establishing procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company.

Further detail about the role of the Audit Committee may be found in “Audit Committee Report” below.

Composition. Our Audit Committee consists of Messrs. Loeb, Couchman, and Gottlieb, each of whom is independent under the rules of the NYSE Alternext Exchange. Each member of our Audit Committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. Mr. Loeb was appointed Chairman of the Audit Committee on October 10, 2007. None of the members of our audit committee has participated in the preparation of our consolidated financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements and are financially literate under the applicable rules of the NYSE Alternext Exchange.

Audit Committee Financial Expert. The Securities and Exchange Commission defines “an audit committee financial expert” as a person who has the following attributes:

•

An understanding of accounting principles generally accepted in the United States and financial statements;

•

The ability to assess the general application of those principles in connection with the accounting for estimates, accruals and reserves;

•

Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s consolidated financial statements, or experience actively supervising one or more persons engaged in such activities;

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

•

Other relevant experience.

The Board of Directors has determined that Mr. Loeb is an “audit committee financial expert” for purposes of the Securities and Exchange Commission’s rules.

Charter. The charter of the Audit Committee was filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 16, 2006.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the consolidated financial statements and the reporting process, including the system of internal controls.

In this context, the Audit Committee has met and held discussions with management regarding the assessment of the Company’s internal controls over financial reporting. The Audit Committee has also met and held discussions with management and the independent registered public accounting firm regarding the fair and complete presentation of the Company’s results. The Audit Committee has discussed significant accounting policies applied by Golf Trust in its financial statements, as well as alternative treatments. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 114.

In addition, the Audit Committee reviewed and discussed with the independent registered public accounting firm the auditor’s independence from Golf Trust and its management. As part of that review, the Audit Committee received the written disclosures and letter required by Public Company Accounting Oversight Board, or PCAOB, Rule 3526 (Communication with Audit Committees Concerning Independence) and by all relevant professional and regulatory standards relating to the independent registered public accounting firm’s independence from the Company. The Audit Committee also has considered whether the independent registered public accounting firm’s provision of non-audit services to Golf Trust is compatible with the auditor’s independence. The Audit Committee has concluded that the independent registered public accounting firm is independent from the Company and its management.

The Audit Committee reviewed and discussed Company policies with respect to risk assessment and risk management. The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their respective audits.

The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

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

Compensation Committee.

Role. Under its charter, the Compensation Committee’s responsibilities include:

•

Reviewing the compensation practices and policies of the Company to ensure they provide appropriate motivation for corporate performance and increased stockholder value.

•

The approval (or recommendation, where stockholder approval is required) of any adoption, amendment or termination of compensation programs and plans.

•

Overseeing the administration of the Company’s compensation programs and plans, including the determination of the directors and employees who are to receive awards and the terms of those awards.

•

The periodic survey of compensation practices of comparable companies.

•

The annual review and approval of compensation and benefits to directors and senior executives.

•

The review and approval of compensatory agreements and benefits.

•

The review and approval of the Company’s policies and procedures with respect to expense accounts and perquisites.

•

The review and approval of annual corporate goals and objectives for the Company’s Chief Executive Officer.

•

The review of the performance of the Company’s Chief Executive Officer with regard to such goals and objectives with the independent members of the Board of Directors and communication of the evaluation of the Board of Directors to the Company’s Chief Executive Officer.

•

The review and recommendation to the Board of Directors of the “Compensation Discussion and Analysis” to be included, as applicable, in the Company’s Annual Report on Form 10-K, annual proxy statement or any information statement.

•

Composition of the “Compensation Committee Report” to be included in the Company’s annual proxy statement.

•

Analyzing and making recommendations to the Board of Directors regarding the directors’ and officers’ indemnification and insurance matters.

•

Conducting an annual performance evaluation of the Compensation Committee.

Composition. The Compensation Committee of the Board of Directors consists of Messrs. Gottlieb, Couchman and Vlahos, each of whom is independent under the rules of the NYSE Alternext Exchange. The Chairman of the Compensation Committee is Mr. Gottlieb.

Charter. The charter of the Compensation Committee was filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 16, 2007.

Nominating Committee.

Role. Under its charter, the Nominating Committee’s responsibilities include:

•

Establishing criteria for selecting new directors.

•

Considering and recruiting candidates to fill new positions on the Board of Directors, including any candidate recommended by the stockholders. Conducting appropriate inquiries to establish a candidate’s compliance with the qualification requirements established by the Nominating Committee.

•

Conducting appropriate inquiries to establish a candidate’s compliance with the qualification requirements established by the Nominating Committee.

•

The assessment of the performance, contributions and qualifications of individual directors, including those directors slated for re-election.

•

The recommendation of director nominees for approval by the Board of Directors.

•

The evaluation of the performance of the Board of Directors as a whole and of the Nominating Committee at least annually.

•

Reviewing and making recommendations to the Board of Directors with respect to any proposal properly presented by a stockholder for inclusion in the Company’s annual proxy statement (which may be referred to any other committee of the Board of Directors as appropriate in light of the subject matter of the proposal).

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

•

Director nominees should have the interest and ability to understand and consider the sometimes conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, while acting in the interests of the Company’s stockholders.

•

Director nominees should not have, nor appear to have, a conflict of interest that would impair the director nominee’s ability to represent the interests of the Company’s stockholders and to fulfill the responsibilities of a director.

In addition to the minimum qualifications for each director nominee set out above, the Nominating Committee will only recommend a director nominee to the Board of Directors where, if the director nominee is elected or appointed:

•

A majority of the Board of Directors will be independent under the rules of the NYSE Alternext Exchange.

•

Each of the Audit, Compensation and Nominating Committees of the Board of Directors will be comprised entirely of independent directors.

•

At least one member of the Audit Committee will have the experience, education and other qualifications necessary to qualify as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Composition. The Nominating Committee of the Board of Directors consists of Messrs. Vlahos, Loeb, and Couchman, each of whom is independent under the rules of the NYSE Alternext Exchange. The Chairman of the Nominating Committee is Mr. Vlahos.

Charter. The charter of the Nominating Committee is included as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A, filed on November 16, 2007. The charter is not available on the Company’s website.

Other Committees

The Board of Directors may, from time to time, form other committees as circumstances warrant. Any additional committees will have authority and responsibility as may be delegated by the Board of Directors, to the extent permitted by its charter, its bylaws and Maryland law.

Directors’ and Officers’ Insurance

We maintain directors’ and officers’ liability insurance to insure our officers and directors against claims arising out of an alleged wrongful act while acting as directors and officers of the Company, and to insure the Company to the extent that we have indemnified the directors and officers for such loss.

Indemnification

Our charter provides that we will indemnify our directors and officers against certain liabilities to the fullest extent permitted under applicable law. The charter also provides that our directors and officers will be exculpated from monetary damages to us to the fullest extent permitted under applicable law.

Code of Business Conduct and Ethics

We have a written Code of Conduct and Ethics that applies to the directors, officers and employees of, and consultants and contractors to, the Company and its subsidiaries, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is a set of Golf Trust’s policies on key integrity issues that will encourage representatives of the Company to act ethically and legally. It includes the Company’s policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of company assets, payments to government personnel and reports to and communications with the Securities and Exchange Commission and the public. The Company will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon request to Golf Trust of America, Inc., 10 N. Adger’s Wharf, Charleston South Carolina 29401, Attention: Secretary.

Related Person Transactions Approval Policy

The Board of Directors has adopted a written Related Person Transaction Approval Policy (referred to in this Proxy Statement as the Related Person Policy) that is administered by the Audit Committee of the Board of Directors. The Related Person Policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a “related person” as defined by the Securities and Exchange Commission (Item 404 of Regulation S-K) has a direct or indirect material interest.

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

In addition, senior management will review quarterly reports of amounts paid or payable to, or received or receivable from, any related person and determine if there are any related person transactions that were not previously approved or ratified under the Related Person Policy. The Audit Committee will evaluate all options available, including, but not limited to, ratification, amendment, termination or rescission and, where appropriate, take disciplinary action. The Audit Committee will request that senior management evaluate the Company’s controls to ascertain the reason the transaction was not submitted to the Audit Committee for prior approval.

The Company is not a party to any related person transactions, as defined by the Securities and Exchange Commission (Item 404 of Regulation S-K), at this time.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Arrangement Changes Since the End of Fiscal Year 2007

Tracy S. Clifford

On January 18, 2008, the Board of Directors awarded to Ms. Clifford 50,000 stock options at an exercise price of $1.90, the closing NYSE Alternext Exchange price on January 18, 2008, which vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control.

On December 2, 2008, the Board of Directors approved the grant of a cash bonus in the amount of $5,000 to Ms. Clifford for her performance in fiscal year 2008 as the Company’s Chief Financial Officer and Secretary.

On February 27, 2009, the Board of Directors awarded to Ms. Clifford 10,000 stock options at an exercise price of $1.10, the closing NYSE Alternext Exchange price on February 27, 2009, which vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control.

Michael C. Pearce

On November 9, 2007, the Company and Mr. Pearce entered into an Employment Agreement which is filed as Exhibit 10.2 to our 2007 Annual Report on Form 10K filed on March 31, 2008. On February 27, 2009, the Compensation Committee approved and, on March 5, 2009, the full Board approved an amendment to Mr. Pearce’s employment agreement to extend his severance period from three months of salary and benefits to six months of salary and benefits. This amendment has not yet been formalized in writing.

Compensation Discussion and Analysis

See “Narrative Disclosure to Summary Compensation Table” below regarding specific employment agreements and arrangements with members of our senior management.

Pearce Employment Agreement. After the resignation of Mr. Blair on November 8, 2007, the Board of Directors appointed Mr. Pearce the Chief Executive Officer and President of the Company.

•

Base Salary. Base salaries for members of senior management were established based on the performance of their basic job description and through the performance of assigned responsibilities (see specific discussion regarding the base salaries of our senior management in “Narrative Disclosure to Summary Compensation Table” below).

•

Cash Bonuses. Cash bonuses were granted to senior management to reward commendable performance of specially designated tasks or outstanding performance of assigned responsibilities pertaining to the Plan of Liquidation, exceeding the Compensation Committee’s expectations. These bonuses were discretionary and were not awarded based on a formula or a specific time frame other than the milestone bonuses that were paid pursuant to the terms of the employment agreements entered into with Messrs. Blair and Peters (see further discussion below).

•

Defined Contribution Plan. We have a 401(k) savings/retirement plan, which permits our eligible employees to defer up to 80% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) plan. We have discontinued our discretionary contribution matching policy.

•

Other Elements. We provide health, dental and optical insurance at our sole cost to each member of senior management, each member’s spouse and each member’s children. We also provide life and disability insurance at our sole cost to each member of senior management. Our Chief Executive Officer also received an automobile allowance as disclosed in the footnotes to the Summary Compensation Table.

As more fully disclosed in our Annual Report on Form 10K filed on March 31, 2008, we pay Mr. Pearce an annual base salary of $180,000 and a monthly car allowance of $400. Mr. Pearce is eligible to participate in all of the Company’s employee benefit programs for which senior executive employees of the Company are generally eligible. On December 14, 2007, when the 2007 Stock Option Plan was approved, Mr. Pearce received a grant of 275,000 options (which replaced an equivalent number of stock appreciation rights) to purchase common stock which will vest on each of the first three anniversaries of the grant date in the following amounts: 91,667 on December 14, 2008, 91,667 on December 14, 2009 and 91,666 on December 14, 2010. However, all unvested options will automatically vest upon a termination without cause, death or disability, change of control of the Company or other similar fundamental corporate transaction. See further discussion regarding accounting treatment of these options in our financial statements in Part II, Item 8, Note 8, Stock Options and Awards.

On February 27, 2009, the Board of Directors awarded to Ms. Clifford 10,000 stock options at an exercise price of $1.10, the closing NYSE Alternext Exchange price on February 27, 2009. Also on February 27, 2009, the Company’s CEO was awarded 100,000 stock options at an exercise price of $1.10 but the total number of options awarded on this date inclusive of those to the CFO and the Board members exceeded the number of options available under the 2007 Stock Option Plan, thus only 85,000 options were issued to the CEO as of February 27, 2009. All of these options vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control.

Ms. Clifford is not subject to a written employment agreement. Ms. Clifford’s base salary of $110,233 was not adjusted upon her appointment as our Principal Accounting Officer nor upon her appointment as our Chief Financial Officer. She received a cost-of-living adjustment of 2.28% on January 1, 2007.

Summary Compensation Table

As of December 31, 2008, we had two executive officers, Mr. Pearce and Ms. Clifford. The following table sets forth 2008, 2007 and 2006 annual and long-term compensation to our executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(10)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael C. Pearce(2)	2008	$180,000	$––	$––	$91,777	$20,049	$291,826
Chief Executive Officer, President & Chairman of the Board of Directors	2007	25,500	—	—	4,300	2,500	32,300

W. Bradley Blair, II(1)(5)(6)	2008	––	––	––	––	—	—
Former Chief Executive Officer, President & Chairman of the Board of Directors	2007	173,720	—	—	—	80,273	253,993

Scott D. Peters(3)(6)(7)	2008	––	––	––	––	––	––
Former Executive Vice President, Chief Financial Officer & Secretary	2007	4,000	—	—	—	289	4,289

Tracy S. Clifford(4)(8)	2008	112,747	5,000	––	13,400	14,471	145,618
Chief Financial Officer & Secretary, Former Principal Accounting Officer	2007	112,747	40,000	—	––	18,088	170,835

R. Keith Wilt(9)	2008	—	—	—	—	—	—
Vice President of GTA-IB, LLC, a material subsidiary	2007	93,425	10,000	—	—	13,830	117,255

———————

(1)

Mr. Blair resigned from the Board of Directors and as Chief Executive Officer and President effective November 8, 2007.

(2)

Mr. Pearce was appointed Chief Executive Officer and President effective November 8, 2007. His annual salary is $180,000 and he receives a monthly car allowance of $400. Included in his All Other Compensation for 2008 and 2007 are annual health and life insurance premiums and reimbursements of $15,249 and $2,100, respectively, and the car allowance of $4,800 and $400, respectively. On December 14, 2007, he received an award of 275,000 stock options for which $91,777 and $4,300 of expense was recognized for 2008 and 2007, respectively. See further discussion of these options below under the caption Outstanding Equity Awards at Fiscal Year-End.

(3)

Scott D. Peters resigned effective February 5, 2007 as Chief Financial Officer, Senior Vice President, Secretary and a member of the Board of Directors.

(4)

Tracy S. Clifford, our former Controller, was appointed Principal Accounting Officer on February 6, 2007, Secretary on February 20, 2007, and Chief Financial Officer on December 17, 2007.

(5)

Included in Mr. Blair’s All Other Compensation are an annual car allowance of $12,000 (prorated amount of $9,777 for 2007) and annual health and life insurance premiums and other reimbursements paid by us on behalf of Mr. Blair of $15,075 for 2007. The All Other Compensation in 2007 also includes payout of earned vacation upon resignation of $47,059 and 401k employer match contribution of $8,362.

(6)

We entered into written employment agreements with Messrs. Blair and Peters at the time of our initial public offering. On February 25, 2001, in connection with the Plan of Liquidation, those employment agreements were amended and restated as discussed below. Those employment agreements, as amended and restated, provide for payment to Messrs. Blair and Peters of bonuses upon the achievement of certain milestones. Performance milestone bonus amounts, which include accrued interest, were paid to Mr. Peters in 2006 and 2007. The amounts remaining of $1,233,907, plus accrued interest, to Mr. Blair and $82,615, plus accrued interest, to Mr. Peters were paid following the completion of the sale of the business of the Resort on July 16, 2007. These amounts were earned in 2001 and 2003 and, thus, such payments are not reflected in the table above.

(7)

Included in Mr. Peters’ All Other Compensation are annual health and life insurance premiums for 2007 of $289 paid by us on behalf of Mr. Peters.

(8)

Included in Ms. Clifford’s All Other Compensation are annual health and life insurance premiums of $14,471 and $15,620 for the years ended December 31, 2008 and 2007, respectively, paid by us on behalf of Ms. Clifford and 401(k) employer match contribution of $2,468 for 2007.

(9)

Included in Mr. Wilt’s All Other Compensation is annual health and life insurance premiums and 401(k) contributions of $6,302 for the year ended December 31, 2007 paid by us on behalf of Mr. Wilt.

(10)

Bonuses are discretionary and are not calculated or paid according to a formula or specific time frame or schedule.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2008. The value of unexercised in-the-money options at December 31, 2008 (the last business day of the year) is based on a value of $0.91 per share, the prior closing price of our common stock on the NYSE Alternext Exchange on December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael C. Pearce(3)	91,666 –– ––	— 91,667 91,667	2.10 2.10 2.10	12/14/11 12/14/12 12/14/13
Chief Executive Officer, President & Chairman of the Board of Directors

W. Bradley Blair, II(2)	—	—	—	—
Former Chief Executive Officer, President & Chairman of the Board of Directors

Scott D. Peters(4)	—	—	—	—
Former Executive Vice President, Chief Financial Officer & Secretary

Tracy S. Clifford(5)	20,000	—	16.75	12/27/09
Principal Accounting Officer & Secretary	––	16,666	1.90	1/18/12
	––	16,667	1.90	1/18/13
	––	16,667	1.90	1/18/14

R. Keith Wilt	—	—	—	—
Vice President of GTA-IB, LLC, a material subsidiary

———————

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

(3)

Mr. Pearce was appointed as Chief Executive Officer and President effective November 8, 2007. His 275,000 options are subject to accelerated vesting upon change of control.

(4)

Scott D. Peters resigned effective February 5, 2007 as Chief Financial Officer, Senior Vice President, Secretary and a member of the Board of Directors. All of his outstanding options, pursuant to the terms of the respective stock option plans, expired ninety days following his resignation.

(5)

Tracy S. Clifford, our former Controller, was appointed Principal Accounting Officer on February 6, 2007, Secretary on February 20, 2007, and Chief Financial Officer on December 17, 2007. Her 50,000 options are subject to accelerated vesting upon change of control.

Compensation of Directors

We pay our independent directors fees for their services as directors. Independent directors during 2008 received annual compensation of $5,000, plus a fee of $500 for attendance at each meeting of the Board of Directors (whether in person or telephonically), and $250 for attending each committee meeting. We reimburse directors for their reasonable and documented out-of-pocket travel expenses.

Upon full Board of Directors approval on January 23, 2008, 40,000 stock options from the approved 2007 plan was awarded to each independent director, to vest at the rate of 13,333 (13,334 in 2011) per year from anniversary date for three years with the exception of those options issued to Mr. Vlahos, and at an exercise price fixed at the closing stock price on that date of $1.82. See discussion of the vesting schedule of Mr. Vlahos’s options in footnote 4 to the table under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Upon full Board of Directors approval on March 5, 2009, 40,000 stock options from the approved 2007 plan was awarded to three of the four independent directors, to vest at the rate of 13,333 (13,334 in 2012) per year from anniversary date for three years, and at an exercise price fixed at the closing stock price on that date of $0.97.

All of these options vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control and the Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term. The exercise price for these options is the closing NYSE Alternext Exchange price on the respective grant date, as specified by the Compensation Committee.

Pertaining to the stock option award approved on March 5, 2009, one of the four independent Board members, Mr. Vlahos, elected to receive the cash equivalent of the stock options paid out over the three year vesting period instead of receiving stock options, as permitted by the Compensation Committee, due to the stock ownership restrictions and their applicability to his current stock ownership percentage.

Directors who are also our officers or who are not independent are not separately compensated for their service as directors. Our non-employee directors earned the following aggregate amounts of compensation for fiscal year 2008:

Name and Principal Position(2)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Jan H. Loeb, Director	$9,250	$—	$10,017	$—	$—	$		$19,267
Michael C. Pearce, Chairman, Director, President and CEO	—	—	—	—	—		—	—
William Vlahos, Director	7,750		10,017					17,767
Jay Gottlieb, Director	8,500		10,017					18,517
Jonathan M. Couchman, Director	8,500	—	10,017	—	—		—	18,517

———————

At December 31, 2008, former directors not listed in the above table namely, Messrs. Edward L. Wax, Raymond V. Jones, and Fred W. Reams, own 15,000 shares of common stock issuable upon exercise of vested options, including:

•

5,000 vested shares at $24.50 issued on February 6, 1999 and which expired subsequent to year-end on February 5, 2009;

•

5,000 vested shares at $17.94 issued on February 6, 2000 and expiring on February 5, 2010; and

•

5,000 vested shares at $7.85 issued on February 6, 2001 and expiring on February 5, 2011

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table describes, as of March 18, 2009, the beneficial ownership of our common stock held by (a) each of our directors, (b) each of our executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of five percent or more of our outstanding common stock. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401.

Name of Beneficial Owner	Number of shares of Common Stock	Percentage of Class(8)
Jonathan M. Couchman(1)	339,733	4.63%
Tracy S. Clifford(2)	36,667	*
Jay A. Gottlieb(3)	619,083	8.45%
Jan H. Loeb(4)	857,433	11.70%
Merrill Lynch, Pierce, Fenner & Smith, Inc.(5)	370,000	5.06%
William Vlahos/Odyssey Value Advisors, LLC(6)	1,206,515	16.49%
Michael C. Pearce(9)	91,667	1.24%
Directors and officers as a group (9 persons)(7)	3,151,099	42.10%

———————

*

Less than 1%

(1)

Beneficial ownership includes options to purchase 13,333 shares of our common stock which have vested and are exercisable as of February 28, 2009. None of these options were in the money as of February 28, 2009. Beneficial ownership excludes options to purchase (i) 26,667 shares of our common stock which vest ratably over the next two years beginning on January 23, 2010 and (ii) 40,000 shares of our common stock which vest ratably over the next three years beginning on March 5, 2009.

(2)

Beneficial ownership includes options to purchase 36,667 shares of our common stock, of which all have vested and are exercisable as of March 18, 2009.  None of these options were in the money as of March 10, 2009. Beneficial ownership excludes options issued (i) on January 18, 2008 to purchase 33,333 shares of our common stock which vest ratably over the next two years beginning on January 18, 2010 and (ii) on February 27, 2009 to purchase 10,000 shares of our common stock which vest ratably over the next three years beginning on February 27, 2010.

(3)

Includes 100,000 shares held in trust for the benefit of Mr. Gottlieb's children. Mr. Gottlieb's business address is 27 Misty Brook Lane, New Fairfield, CT 06812. Mr. Gottlieb reports that he has sole power to vote or to direct the vote of 605,750 shares and sole power to dispose or to direct the disposition of 605,750. Information about Mr. Gottlieb is included in reliance on the Schedule 13D filed with the SEC on February 13, 2008. Beneficial ownership includes options to purchase 13,333 shares of our common stock which have vested and are exercisable as of February 28, 2009. None of these options were in the money as of February 28, 2009. Beneficial ownership excludes options to purchase (i) 26,667 shares of our common stock which vest ratably over the next two years beginning on January 23, 2010 and (ii) 40,000 shares of our common stock which vest ratably over the next three years beginning on March 5, 2009.

(4)

Mr. Loeb's business address is 10451 Mill Run Circle, Owings Mills, Maryland 21117. Mr. Loeb reports that he has sole power to vote or to direct the vote of 806,100 shares, shared power to vote or to direct the vote of 38,000 shares, sole power to dispose or to direct the disposition of 806,100 shares and shared power to dispose or to direct the disposition of 38,000 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D/A filed with the SEC on October 13, 2006. Beneficial ownership includes options to purchase 13,333 shares of our common stock which have vested and are exercisable as of February 28, 2009. None of these options were in the money as of February 28, 2009. Beneficial ownership excludes options to purchase 26,667 shares of our common stock which vest ratably over the next two years beginning on January 23, 2010 and (ii) 40,000 shares of our common stock which vest ratably over the next three years beginning on March 5, 2009.

(5)

Merrill Lynch, Pierce, Fenner & Smith, Inc.'s address is 4 World Financial Center, New York, NY 10080. Information about Merrill Lynch, Pierce, Fenner & Smith, Inc. is included in reliance on the Schedule 13G filed with the SEC on February 13, 2006.

(6)

Includes 474,800 shares of common stock which are directly owned by Mr. Vlahos. In addition, Mr. Vlahos is the General Partner of Odyssey Value Advisors, LLC, and therefore beneficially owns the 731,715 shares of common stock owned directly by Odyssey Value Advisors, LLC. Odyssey Value Advisors, LLC's address is 601 Montgomery Street, San Francisco, California 94111. Information about Odyssey Value Advisors, LLC is included in reliance on the Schedule 13D/A filed with the SEC on January 27, 2009. Beneficial ownership includes options to purchase 13,333 shares of our common stock which have vested and are exercisable as of February 28, 2009. None of these options were in the money as of February 28, 2009. Beneficial ownership excludes options to purchase 26,667 shares of our common stock which vest ratably over the next two years beginning on January 23, 2010. On March 3, 2009, the Company received certification of inadvertent acquisition from Odyssey Value Advisors, LLC, pertaining to Company shares acquired in excess of a threshold described in the Shareholder Rights Agreement of 1999. On March 9, 2009, the Company board of directors, with William Vlahos recused due to his position as general partner of Odyssey, unanimously approved a resolution to accept the certification of inadvertent acquisition from Odyssey. Aforementioned resolution incorporates modification to vesting schedule for stock options originally issued on January 23, 2008, to Mr. Vlahos for service as a member of the board of directors. This modification specifies that said options will vest upon the later to occur of (a) the date on which such vesting would not cause Odyssey to become an Acquiring Person under the Rights Agreement, and (b) the date on which such options would have vested in accordance with the original vesting schedule.

(7)

Beneficial ownership includes options to purchase 168,334 shares of our common stock which have vested and are exercisable as of March 10, 2009. None of these options were in the money at March 10, 2009. Beneficial ownership excludes options to purchase 296,669 shares of our common stock which vest ratably over the next two years according to the following schedule: (i) 91,667 on December 14, 2009 and 2010, (ii) 16,667 on January 18, 2010 and 2011 (iii) 39, 999 on January 23, 2010 and 40,002 on January 23, 2011 and 215,000 shares of our common stock which vest ratably over the next three years according to the following schedule (i) 31,666 on February 27, 2010 and 2011, (ii) 39,999 on March 5, 2010 and 2011, (iii) 31,668 on February 27, 2012 and (iv) 40,002 on March 5, 2012 .

(8)

Based on 7,317,163 common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, each person's percentage interest is calculated by dividing such person's beneficially owned common shares by the sum of the total number of common shares outstanding plus the number of currently unissued common shares such person has the right to acquire (including upon exercise of vested options and upon conversion of preferred stock) within 60 days of March 10, 2009. Beneficial ownership excludes options issued to former Board members to purchase 30,000 shares of our common stock which all have vested and are exercisable. None of these options was in the money as of February 28, 2009. These 30,000 options expire ratably over the next two years beginning on February 5, 2010.

(9)

Effective November 8, 2007, Mr. Pearce was appointed Chief Executive Officer and President. Effective December 17, 2008, Mr. Pearce was appointed Chairman of the Board. Beneficial ownership includes options to purchase 91,667 shares of our common stock which have vested and are exercisable as of February 28, 2009.  None of these options were in the money as of February 28, 2009. Beneficial ownership excludes options to purchase (i) 183,333 shares of our common stock which vest ratably over the next two years beginning December 14, 2008 and (ii) 85,000 shares of our common stock which vest ratably over the next three years beginning February 27, 2010

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders’ approval. The table presents the following data on our plans as of the close of business on December 31, 2008:

•

the aggregate number of shares of our common stock subject to outstanding stock options;

•

the weighted average exercise price of those outstanding stock options; and

•

the number of shares that remain available for future option grants.

For additional information regarding our stock option plans and the accounting effects of our stock based compensation, please see Note 8 of our Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance underequity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	565,000	$4.08	234,968
Equity compensation plans not approved by security holders	—	—	—
Total	565,000	$4.08	234,968

On February 5, 2009, 15,000 options, previously issued to our former Board members at an exercise price of $24.50 and outstanding at December 31, 2008, expired.  On February 27, 2009, a total of 95,000 options were issued at an exercise price of $1.10, 85,000 to our CEO, Michael Pearce, and 10,000 to our CFO, Tracy Clifford. On March 5, 2009, 120,000 options were issued at an exercise price of $0.97, 40,000 each to three of our four independent Board members. See Item 11. Executive Compensation above for more detailed discussion.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

We changed auditors effective January 1, 2008 from BDO Seidman, LLP to Cherry, Bekaert & Holland, L.L.P. The following table shows the fees paid or accrued by us for the audit and other services provided by Cherry, Bekaert & Holland, L.L.P. for fiscal year 2008 and by BDO Seidman, LLP for fiscal year 2007.

	2008	2007
Audit Fees(1)	$93,973	$323,920
Audit-Related Fees(2)	10,000	14,500
Tax Fees(3)	40,505	—
All Other Fees	—	—
Total	$144,478	$338,420

———————

(1)

“Audit Fees” represent fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P for fiscal year 2008 and by BDO Seidman, LLP for fiscal year 2007 for the audit of our annual financial statements included in our Annual Reports on Form 10-K for those respective fiscal years, the review of financial statements included in our Quarterly Reports on Form 10-Q for those respective years and any services normally provided by these firms in connection with statutory and regulatory filings or engagements. For fiscal year 2007, the total audit fees include $88,000 in fees incurred for the audit of our wholly-owned subsidiary, GTA-IB, LLC. GTA-IB, LLC was the subsidiary of our operating partnership that owned the Resort.

(2)

“Audit-Related Fees” represent fees for assurance and related services by Cherry, Bekaert & Holland, L.L.P. for fiscal year 2008 and by BDO Seidman, LLP for fiscal year 2007 that are reasonably related to the performance of the audit or review of our financial statements for those respective fiscal years and are not reported under “Audit Fees.” These fees consisted primarily of accounting consultations relating to our re-adoption of going concern basis of accounting in 2007.

(3)

“Tax Fees” represent fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for fiscal year 2008 and by BDO Seidman, LLP for fiscal year 2007 for tax compliance, tax advice and tax planning. For fiscal year 2007, BDO Seidman, LLP did not provide any tax services.

Our Audit Committee is required to pre-approve the audit and non-audit services performed for us by our independent registered public accounting firm in order to assure that the provision of such services does not impair the independence of our independent registered public accounting firm. Prior to the beginning of our fiscal year, our Audit Committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner require specific pre-approval by our Audit Committee. While our Audit Committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management.

All of the services described in “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the table above were approved by the Audit Committee as required by the Securities and Exchange Commission (in Rule 2-01 of Regulation S-X, paragraph c(7)(i)(C)).

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed on page 33, which is incorporated herein by reference.

Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Golf Trust of America, Inc.
Reports of Independent Registered Public Accounting Firms	34
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2008 and 2007	36
Consolidated Statement of Operations for the Year Ended December 31, 2008 and for the Period November 9, 2007 through December 31, 2007 (Going Concern Basis)	37
Consolidated Statements of Changes in Net Assets for the Period January 1, 2007 through November 8, 2007	38
Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2008 and for the Period November 9, 2007 through December 31, 2007	39
Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 and for the Period November 9, 2007 through December 31, 2007 (Going Concern Basis); and for the Period January 1 through November 8, 2007 (Liquidation Basis)	40
Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golf Trust of America, Inc.

We have audited the accompanying consolidated balance sheet of Golf Trust of America, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the accompanying “Management’s Report Over Internal Control” and, accordingly, we do not express an opinion thereon.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Golf Trust of America, Inc.

Charleston, South Carolina

We have audited the accompanying consolidated balance sheet of Golf Trust of America, Inc. and Subsidiaries as of December 31, 2007 (going concern basis), the consolidated statement of operations for the period from November 9, 2007 to December 31, 2007 (going concern basis), the consolidated statement of changes in net assets in liquidation for the period from January 1, 2007 to November 8, 2007 (liquidation basis), the consolidated statement of stockholders’ equity for the for the period from November 9, 2007 to December 31, 2007 (going concern basis), and the consolidated statements of cash flows for the period from November 9, 2007 to December 31, 2007 (going concern basis) and for the period from January 1, 2007 to November 8, 2007 (liquidation basis). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Trust of America, Inc. and Subsidiaries as of December 31, 2007 (going concern basis) and their results of operations and cash flows for the period from November 9, 2007 to December 31, 2007 (going concern basis) and the changes in their net assets and cash flows for the period from January 1, 2007 to November 8, 2007 (liquidation basis) in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Charlotte, North Carolina

March 31, 2008, except as to the effects of discontinued operations discussed in Note 6 to the consolidated financial statements, as to which the date is March 19, 2009

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,001,878	$7,398,555
Escrow receivable	—	2,000,000
Receivables—net	11,209	48,234
Other current assets	33,566	27,406
Current assets of discontinued operations	516,531	781,447
Total current assets	8,563,184	10,255,642
Note receivable	228,936	—
Property and equipment, net	1,047,668	1,739
Non-current assets of discontinued operations	3,910,357	4,391,902
Total assets	$13,750,145	$14,649,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,940	$147,771
Accrued expenses and other liabilities	60,276	361,531
Current liabilities of discontinued operations	4,696,312	633,389
Total current liabilities	4,789,528	1,142,691
Non-current liabilities of discontinued operations	805,433	4,958,804
Total liabilities	5,594,961	6,101,495
Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,803,418	8,658,171
Accumulated deficit	(721,406)	(183,555)
Total stockholders’ equity	8,155,184	8,547,788
Total liabilities and stockholders’ equity	$13,750,145	$14,649,283

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis)

	For the year ended December 31, 2008	For the period November 9, 2007 to December 31, 2007
Revenues
Total revenues	$—	$—

Expenses
Depreciation and amortization	2,675	60
General and administrative	1,641,290	234,710
Total expenses	1,643,965	234,770
Operating loss	(1,643,965)	(234,770)
Other income (expense)
Other income	1,641,176	—
Other expenses	(6,300)	—
Interest income	192,416	50,687
Interest expense	(4,870)	—
Other income, net	1,822,422	50,687
Income (loss) from continuing operations before income tax provision	178,457	(184,083)
Income tax provision	—	—
Net income (loss) from continuing operations	178,457	(184,083)

Income (loss) from discontinued operations, net of tax	(716,308)	528

Net loss	$(537,851)	$(183,555)
Basic and diluted earnings (loss) per share
From continuing operations	$.02	$(.02)
From discontinued operations	$(.09)	$—
Net loss	$(.07)	$(.02)
Weighted average number of shares—basic and diluted	7,317,163	7,317,163

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

For the Period January 1, 2007 to November 8, 2007
Net assets in liquidation at beginning of period	$13,865,000
Changes in net assets in liquidation:
Adjustment to liquidation reserve:
Operating income	516,263
Net interest expense	(928,260)
Increase in reserve for estimated liquidation costs and capital expenditures	(1,356,098)
Subtotal of adjustments to liquidation reserve	(1,768,095)
Decrease in fair value of the real estate assets	(3,062,338)
Decrease in fair value of other assets	(400,000)
Subtotal of adjustments to liquidation reserve and decrease in fair value of assets	(5,230,433)
Forgiveness of preferred stock obligation	2,500,000
Net change in net assets in liquidation	(2,730,433)
Net assets in liquidation, end of period	11,134,567
Adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting:
Adjustment of real estate and other assets from net realizable value to lower of historical cost or market value	(2,856,230)
Reversal of previously accrued liquidation costs net of accrued liabilities	388,619
Net adjustments relating to the change from the liquidation basis of accounting to the going concern basis of accounting	(2,467,611)
Stockholders’ equity—November 8, 2007 (going concern basis)	$8,666,956

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD NOVEMBER 9, 2007 THROUGH DECEMBER 31, 2008

(Going concern basis)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Re-establish stockholders’ equity—November 9, 2007	7,317,163	$73,172	$8,593,784	$—	$8,666,956
Stock-based compensation	—	—	4,300	—	4,300
Capital contribution received in connection with release of Schooner shares	—	—	60,087	—	60,087
Net loss for the period				(183,555)	(183,555)
Balance at December 31, 2007	7,317,163	73,172	8,658,171	(183,555)	8,547,788
Stock-based compensation	—	—	145,247	—	145,247
Net loss for the year	—	—	—	(537,851)	(537,851)
Balance at December 31, 2008	7,317,163	$73,172	$8,803,418	$(721,406)	$8,155,184

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the period November 9, 2007 to December 31, 2007	For the period January 1, 2007 to November 8, 2007
	Going Concern Basis		Liquidation Basis
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss (period subsequent to liquidation accounting)	$(537,851)	$(183,555)	$—
Income (loss) from discontinued operations	(716,308)	528	—
Income (loss) from continuing operations	178,457	(184,083)	—
Changes in net assets in liquidation	—	—	(2,731,718)
Adjustments to reconcile net income ( loss)/changes in net assets in liquidation to net cash provided by (used in) operating activities:
(Decrease) increase in liquidation reserve and adjustments in the fair value of real estate and non-real estate assets		—	3,180,875
Forgiveness of preferred stock obligation	—	—	(2,500,000)
Depreciation	2,675	60	—
Amortization of deferred revenue		—	—
Stock based compensation charges	145,247	4,300	—
Gain on legal settlement	(1,463,922)
Non-cash interest incurred on other obligations	—	—	337,000
Provision for bad debts	—	—	16,532
Non-cash interest income.	(30,689)	—	—
Change in:
Receivables and other assets	37,025	1,338,266	345,993
Prepaid expenses	(6,160)	35,903	653,561
Accounts payable and other liabilities	(416,086)	21,438	(12,630,957)
Membership initiation fees and other deferred revenue	—	—	(16,233)
Decrease in liquidation liabilities	—	—	(3,789,963)
Net cash provided by (used in) continuing operating activities	(2,269,761)	1,215,884	(17,134,910)
Net cash provided by (used in) discontinued operating activities	798,150	(237,306)	—
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of equipment	(16,262)	(1,799)	—
Proceeds from escrow/restricted cash	2,000,000	—	(2,000,000)
Net proceeds from Resort and golf course dispositions	—	—	41,852,000
Decrease in notes receivable	233,334	—	—
Resort and golf course improvements during period of liquidation basis	—	—	(455,761)
Net cash provided by(used in) continuing investing activities	2,217,072	(1,799)	39,396,239
Net cash used in discontinued investing activities	(103,954)	(10,200)	—
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from debt	—	—	320,000
Redemption of outstanding preferred stock	—	—	(17,500,000)
Proceeds from capital contributed	—	60,088	—
Repayments on debt and capital lease obligations	—	—	(943,000)
Net cash provided by (used in)continuing financing activities	—	60,088	(18,123,000)
Net cash provided by (used in) discontinued financing activities	(38,184)	10,200	—
Net increase in cash and cash equivalents	603,323	1,036,867	4,138,329
Cash and cash equivalents, beginning of period	7,398,555	6,361,688	2,223,359
Cash and cash equivalents, end of period	$8,001,878	$7,398,555	$6,361,688
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$301,848	$64,883	$921,725
Non-cash investing and financing activities:
Gain on legal settlement:
Note receivable	$431,581	$—	$—
Land and value of timber	$1,032,341	$—	$—
Equipment acquired under capital leases or other financing	$—	$—	$641,164

See accompanying notes to consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.

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

At December 31, 2008, the Company’s only remaining real estate assets are the undeveloped land obtained in a legal settlement Young Complaints (see Note 4) and the Country Clubs of Wildewood and Woodcreek Farms, or “Stonehenge,” encompassing two private golf courses operating under one club structure located in South Carolina. However, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 which closed on January 23, 2009 (see Note 13); therefore, the operations of Stonehenge are accounted for as discontinued operations as of the signing of the purchase and sale agreement and are retrospective to November 8, 2007, the date the Company exited the plan of liquidation and re-adopted going concern basis of accounting. The title to Stonehenge was held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

Alternative Business Strategies

The Board has not limited the types of alternative growth strategies it intends to consider. Emphasis is to be placed on areas of historical Company expertise, as well as that of our management and board of directors. See Note 9 regarding discussion of net operating loss carryforwards in a business combination.

To date, the Company has not entered into a definitive agreement with another company regarding growth initiatives or a business combination.

Note 2.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GTA GP, Inc., GTA LP, Inc., the Operating Partnership and their wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In connection with its re-adoption of the going concern basis of accounting effective November 9, 2007, the Company recorded a valuation adjustment for Stonehenge of approximately $2,856,000 to return its carrying amount to depreciated cost which was offset by (i) approximately $328,000 in reversals of previously accrued

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.

Summary of Significant Accounting Policies (Continued)

Basis of Accounting (Continued)

liquidation costs and (ii) approximately $60,000 from the establishment of prepaid Directors and Officers insurance that had previously been expensed under liquidation basis. Additionally, approximately $390,000 of accrued severance included in the liquidation accrual was reclassified to accrued payroll. These adjustments were made as of November 8, 2007.

Reserve for Estimated Costs During the Period of Liquidation

Under the liquidation basis of accounting, the Company was required to estimate and accrue the costs associated with implementing and completing the plan of liquidation. These amounts varied significantly due to, among other things, the timing and realized proceeds from golf course sales, the costs of retaining personnel and others to oversee the liquidation, including the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities, transaction costs related to any sales and the costs associated with cessation of the Company’s operations. The Company had accrued estimated costs and operating results, including corporate overhead and specific liquidation costs of severance, professional fees and other miscellaneous costs, expected to be incurred during the period up to the date of the special meeting of the Company’s stockholders on November 8, 2007.

The following is a summary of the changes in the Reserve for Estimated Costs During the Period of Liquidation (Liquidation Reserve):

		Liquidation Period			Adjustments related to adoption of going concern basis
	December 31, 2006	Transfers and Payments	Operating (Loss) And Interest	Adjustments	Reclassify to Other Liability	Reversals	November 8, 2007
Severance	$1,748,000	$(1,319,000)	$—	$—	$(390,000)	$(39,000)		$—
Professional fees	1,250,000	(1,666,000)	—	416,000				—
Financial advisor fees	297,000	(200,000)	—	(97,000)				—
Capital expenditures	47,000	(128,000)	—	81,000				—
Other	(57,000)	(609,000)	(453,000)	1,408,000		(289,000)		—
Total	$3,285,000	$(3,922,000)	$(453,000)	$1,808,000	$(390,000)	$(328,000)	S	—

Included in the paid severance amounts above are performance milestone payments to the Company’s executives on July 16, 2007 following the closing of the sale of the Resort. The remaining balance of accrued severance represents the severance liability to the four remaining corporate employees who were non-executive staff at the time of the approval of the POL, which was paid by July 31, 2008. The adjustment to the other liquidation reserve of approximately $1,408,000 is the provision for the Company’s past cumulative net operating results and future forecasts, which included the Resort and its condominium sales operations (until the closing of the sale of these assets on July 16, 2007), certain incurred but unbilled liquidation expenses, and an estimate of the overhead and interest expense of the Company’s corporate operations through the date of the stockholder vote on the termination of the plan of liquidation.

Re-adoption of Going Concern Basis

The Company re-adopted the going concern basis of accounting upon the stockholder termination of the Company’s POL on November 8, 2007. As a result, the carrying value of the Company’s remaining operating asset at that time, Stonehenge, was adjusted to the lower of the depreciated historical cost and the appraised value. Management’s estimate of the fair value of the Stonehenge property at November 8, 2007 (after consideration of the refundable initiation fees) was $5,400,000. Management’s estimate considered, among other factors, an independent appraisal from J. Richard Marlow, MAI, SGA, a certified real estate appraiser and consultant.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.

Summary of Significant Accounting Policies (Continued)

Re-adoption of Going Concern Basis (Continued)

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

Cash Risk Concentration

We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $250,000 until December 31, 2009. At December 31, 2008 and 2007, the Company had amounts in excess of FDIC limits.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. The Company invests the majority of its available cash in short-term U.S. Treasury Bills with maturities of 13-weeks and certificates of deposit with maturities of 30-35 days. At December 31, 2008, approximately $3,760,000 was in a 13-week Treasury Bill bearing interest at 1.118% per annum which matured on January 2, 2009. At December 31, 2007, $5,800,000 was in a 35-day certificate of deposit, or CD, at Wachovia Bank, N.A. bearing interest at 4.1% per annum which matured on January 22, 2008. The Company’s remaining available cash balances are in interest bearing money market accounts at Wachovia Bank N.A. from which funds are transferred to the operating bank accounts as needed to cover operational expenses.

Discontinued Operations

As discussed in Note 1 and Note 13, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008; therefore, pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.

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

Membership Initiation Fees - Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that are refundable (without interest) based on specific conditions generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may be refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds is $317,000 and $342,000, which is recorded as an accrued liability at December 31, 2008 and 2007, respectively, and accretes over the members’ remaining average contractual term using an interest rate of approximately 10.5%. The accretion is included in interest expense.

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

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.

Summary of Significant Accounting Policies (Continued)

Inventories - The inventory for food and beverage, golf merchandise and maintenance supplies at Stonehenge is recorded at the lower of cost or market.

Accounts Receivable - Accounts receivable primarily represents amounts due from Stonehenge members and is net of allowances of approximately $23,000 and $16,000 for doubtful accounts at December 31, 2008 and 2007, respectively.

Management reviews accounts receivable quarterly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Leases - Leases which transfer substantially all of the benefits and risks of ownership of property are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

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

Income Taxes

During July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The provisions of FIN 48 were effective for the Company as of January 1, 2007 and required application of FIN 48 to all existing tax positions upon initial adoption. Income tax related interest and penalties will be recorded as a component of the income tax provision. The adoption of the standard had no material effect on the Company’s consolidated financial condition or consolidated results of operations.

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

Stock based compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which was effective for interim and annual reporting periods beginning after December 15, 2006. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.

Summary of Significant Accounting Policies (Continued)

Use of estimates

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (loss) (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net income (loss) (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options) that are dilutive. For the year ended December 31, 2008, and for the period November 9, 2007 to December 31, 2007, the loss per share was the same for basic and diluted since the effect of the options would have been anti-dilutive due to the fact that there was a loss for both of these periods. Since there were no options in the money for that period, the effects of the options would have been anti-dilutive.

Recent Accounting Pronouncements

During February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard had no effect on the Company’s consolidated financial condition or consolidated results of operations.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is expected to have no effect on the Company’s consolidated financial condition or consolidated results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure financial assets and liabilities. The adoption of SFAS 157 is discussed in further detail below in Note 3.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncement That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, issued in February 2008, amends SFAS 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement 157 , issued in February 2008, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. SFAS 157 was further amended in October 2008 by FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 to assets participating in inactive markets.

SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1— Quoted prices in active markets for identical assets or liabilities.

Level 2— Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In addition, SFAS 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

The carrying value of cash and cash equivalents, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments. Cash equivalents consist of U.S. Treasury bills with original maturity dates of thirteen weeks, for which management determined fair value through quoted prices. Fair value of cash equivalents that do not trade on a regular basis in active markets are classified as Level 2.

The Company has a note receivable with a balance at December 31, 2008 of $228,936 which is measured at fair value on a nonrecurring basis and is classified as Level 3.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.

Property and Equipment

Property and equipment consists of the following:

	December 31, 2008 Going Concern Basis	December 31, 2007
Land	$1,032,342	$1,799
Equipment general	18,061	—
	1,050,403	—
Less accumulated depreciation	(2,735)	(60)
	$1,047,668	$1,739

Depreciation expense amounted to approximately $3,000 and $60 for the years ended December 31, 2008 and for the period November 8, 2007 to December 31, 2007. Other land includes the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $1,032,000.

Note 5.

Receivables

Escrow receivable

The escrow receivable of $2,000,000 at December 31, 2007, is an amount due from the buyer of the Innisbrook Resort and Golf Club, or “the Resort,” which we owned until it was sold on July 16, 2007. The escrow amount of $2,000,000 was received by the Company on April 3, 2008 plus accrued interest of approximately $31,000.

Note receivable

The note receivable of approximately $229,000 represents the estimated net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on February 1, 2008. The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments. The scheduled payments are $100,000 due on May 31, 2008 (which was received as scheduled) followed by a payment of approximately $133,000 due on January 1, 2009 (which was received on December 31, 2008) and subsequent payments due January 1, 2010 and 2011, respectively. This balance accretes over the term of this note using an interest rate of approximately 9.7%. The accretion is recorded to interest income.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.

Discontinued Operations

As previously disclosed in Note 1, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 which closed on January 23, 2009; therefore, the operations of Stonehenge are accounted for as discontinued operations effective as of the signing of this agreement. The carrying values of the major classes of assets and liabilities of discontinued operations, included under the “Current and non-current assets of discontinued operations” and “Current and non-current liabilities of discontinued operations,” captions in the consolidated condensed balance sheet are as follows:

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$25,876	$173,597
Accounts receivable	333,972	486,357
Prepaid expenses	30,978	29,674
Inventory	125,705	91,819
Current assets of discontinued operations	516,531	781,447

Property and equipment	4,581,308	4,477,354
Accumulated depreciation	(670,951)	(85,452)
Non-current assets of discontinued operations	3,910,357	4,391,902

Total assets of discontinued operations	$4,426,888	$5,173,349

Accounts payable	$139,406	$117,455
Accrued expenses and other liabilities	96,506	75,130
Long-term debt – current portion	4,141,534	38,183
Member initiation fees and other deferred revenue – current portion	318,866	402,621
Current liabilities of discontinued operations	4,696,312	633,389

Long-term debt, net of current portion	72,391	4,213,926
Member initiation fees and other deferred revenue, net of current portion	733,042	744,878
Non-current liabilities of discontinued operations	805,433	4,958,804

Total liabilities of discontinued operations	$5,501,745	$5,592,193

———————

Notes to the Table of Discontinued Operations Above:

Long-term debt — current portion

GTA-Stonehenge, LLC, or GTA-SH, has a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), with an outstanding balance of $4,100,000 at December 31, 2008 which was scheduled to mature on March 18, 2009 and is included in the “Long-term debt — current portion” in the table above. This loan was collateralized by a security interest in Stonehenge. This revolving credit line was paid in full concurrent with the closing of the sale of Stonehenge on January 23, 2009.

Also included in “Long-term debt — current portion” are various other loan and capital lease obligations that the Company entered into that have payment terms ranging from approximately $200 to $2,000 per month and interest rates of 6.5% to 9.0%.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.

Discontinued Operations (Continued)

Summary results of discontinued operations for the year ended December 31, 2008 and for the period November 9, 2007 to December 31, 2007.

	Year ended December 31, 2008	Period November 9, 2007 to December 31, 2007
Revenues from discontinued operations	$4,064,669	$549,828

Net income (loss) from discontinued operations before income tax provision	(716,308)	528

Income (loss) from discontinued operations, net of tax	(716,308)	528

Note 7.

Preferred Stock

Series A Cumulative Convertible Redeemable Preferred Stock

On April 2, 1999, the Company completed a $20,000,000 registered offering of 800,000 shares of the Company’s 9.25% Series A Cumulative Convertible Preferred Stock, par value $0.01 per share, at a price of $25.00 per share. All shares of the Series A Preferred Stock were sold to AEW Targeted Securities Fund, L.P. (“AEW”).

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

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.

Stock Options and Awards

Employee Stock Options and Awards

The compensation committee of the board of directors determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the market price at the date of grant and became exercisable in three to five years. The Company has several stock option/award plans as listed below.

The Company’s 2007 Stock Option Plan, which is shareholder approved, permits the grant of share options and shares to its employees for up to 700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest ratably over three years (see Note 13 for further details) and have three to five year contractual terms from the vesting date. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Name of Stock Option/Award Plans	Shares Issued	Shares Available To Issue
1997 Stock Incentive Plan	500,000	—
1997 Non-employee Director’s Plan	100,000	—
New 1997 Plan	582,032	17,968
1998 Plan	498,000	2,000
2007 Stock Option Plan	485,000	215,000

Stock Option Plan Transactions

On December 17, 2007, 275,000 option shares were granted from the 2007 Stock Option Plan to the Company’s new CEO, Michael C. Pearce. The estimated grant-date fair value of these options was $1.00 per share. The exercise price is $2.10, the closing NYSE Alternext Exchange price on December 14, 2007, as specified in Mr. Pearce’s employment agreement. The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 57.05%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 4%. The expected term in years is an average of four years.

On January 18, 2008, 50,000 option shares were granted from the 2007 Stock Option Plan to the Company’s CFO and on January 23, 2008, 160,000 option shares were granted from the 2007 Stock Option Plan to the four independent members of the Company’s Board (40,000 to each member). The estimated grant-date fair value of these options was $0.84 and $0.80 per share, respectively. The exercise price is $1.90 and $1.82, respectively, the closing NYSE Alternext Exchange price on the respective grant date, as specified by the Compensation Committee. The fair value of each option award is estimated on the date of grant using the Black Sholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock and was estimated at 53.80%. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant which was approximately 2.86% on January 18, 2008 and 2.64% on January 23, 2008. The expected term in years is an average of four years.

Stock option expense for the years ended December 31, 2008 and 2007 was approximately $145,000 and $4,000, respectively, related to these issued options discussed above. No option shares were exercised in 2008. The total outstanding unvested options at December 31, 2008 is 393,334. At December 31, 2008, there was approximately $296,000 of total unrecognized compensation expense related to nonvested-share-based compensation arrangements granted under the 2007 Stock Option Plan that will be amortized through 2011.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.

Stock Options and Awards (Contineud)

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date. As of December 31, 2008, there are 60,000 options outstanding under the 1997 Non-Employee Director’s Plan and 20,000 options outstanding under the 1997 General Plan.

During the year ended December 31, 2008, no options were exercised and 270,000 options expired.

At December 31, 2008, these options had no intrinsic value.

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at November 8, 2007	350,000	$21.27
Granted	275,000	2.10
Exercised	—	—
Expired and/or canceled	—	—
Outstanding at December 31, 2007	625,000	$12.83
Granted	210,000	1.84
Exercised	—	—
Expired and/or canceled	270,000	22.61
Outstanding at December 31, 2008	565,000	$1.99

	Options Outstanding
Range of Exercise Price	Shares	Remaining Contractual Life (years)	Average Exercise Price
				Options Exercisable
				Shares	Price
$1.82	160,000	5.0	$ 1.82	—	$ —
$1.90	50,000	5.0	1.90	—	—
$2.10	275,000	4.0	2.10	91,666	2.10
$7.85	20,000	3.1	7.85	20,000	7.85
$16–$19	40,000	1.1	17.34	40,000	17.34
$24–$26	20,000.1		24.50	20,000	24.50
	565,000			171,666

See Note 13 for more details.

Note 9.

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

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.

Income Taxes (Continued)

During 2008 and 2007, the Company’s operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on its 2008 and 2007 operating revenues or its proceeds from 2007 property sales.  There were no property sales in 2008. Deferred income tax assets (liabilities) as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Differences in the carrying value of golf course assets	$(262,000)	$(333,000)
Federal and state net operating loss carryforwards	30,971,000	30,867,000
Capital loss carryover	16,624,000	16,624,000
Other liabilities	338,000	333,000
Other	8,000	6,000
Sub-total	47,679,000	47,497,000
Valuation Allowance	(47,679,000)	(47,497,000)
Total net deferred tax assets	$—	$—

Included in deferred tax assets above for the years ended December 31, 2008 and 2007 are federal net operating losses of $85,032,000 and $84,858,000, respectively. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2028 tax year.

Included in deferred tax assets above for the years ended December 31, 2008 and 2007 are state net operating losses of $72,325,000 and $72,400,000, respectively. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2028 tax year.

Also included in deferred tax assets above is a capital loss carryover of $44,568,000, which expires in 2009.

The provision for federal and state income taxes for the year ended December 31, 2008 and for the periods January 1, 2007 to November 8, 2007 (liquidation basis) and November 9, 2007 to December 31, 2007 (going concern basis) is made up of the following components:

	2008	For the Period January 1, 2007 to November 8, 2007	For the Period November 9, 2007 to December 31, 2007
Provision for federal and state income taxes (benefit )
State	$17,000	$203,000	$11,000
Federal	107,000	2,545,000	59,000
Sub-total	124,000	2,748,000	70,000
Change in Valuation Allowance	(124,000)	(2,748,000)	(70,000)
Total	$—	$—	$—

The change in valuation allowance for the year ended December 31, 2008 is comprised of decrease of $182,000 from continuing operations and an increase of $306,000 from discontinued operations, resulting in a net increase of $124,000.

Utilization of the deferred tax asset of $47,679,000 is dependent on future taxable income. Based on the Company’s historical operating results and its current estimates of future operating income, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

The effective income tax rate is different from the federal statutory rate for the year ended December 31, 2008 and for the periods January 1, 2007 to November 8, 2007 (liquidation basis) and November 9, 2007 to December 31, 2007 (going concern basis) for the following reasons:

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.

Income Taxes (Continued)

The statutory rate reconciling percentages for 2008 are initiated primarily as a result of the nominal amount of pretax income to which the reconciling items are being compared. The state income tax expense for 2008 is higher than in prior years due to an adjustment of state net operating loss carryovers. The primary reconciling item for 2007 is the permanent difference related to the financial statement recognition of income for the discount on repayment of preferred stock that is not includible in taxable income.

	2008	For the Period January 1, 2007 to November 8, 2007	For the Period November 9, 2007 to December 31, 2007
Expected taxes at statutory rates	34.0%	(34.0)%	(34.0)%
State income tax benefit, net of federal income tax rate	6.1%	(2.6)%	(4.0)%
Financial statement income recognized on redemption of preferred stock	—	(16.4)%	—
Incentive stock options expense	27.6%	—	—
Nondeductible meals and entertainment expenses	1.5%	—	—
Change in Valuation allowance	(69.2)%	53.0%	38.0%
Total	—	—	—

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a minimum recognition threshold of more-likely-than-not to be sustained upon examination that a tax position must meet before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 has not resulted in a decrease in the deferred tax assets for the unrecognized tax benefits to tax positions taken in prior periods. The Company did not recognize any adjustment to reserves for uncertain tax positions as a result of the related implementation of FIN 48.The Company files U.S. Federal, South Carolina and Florida income tax returns. Since the Company has incurred net operating losses since 2001, all tax years from 2001 through 2008 remain subject to examination by the IRS for U.S. federal tax purposes as do our state tax returns by the appropriate state taxing authorities. The 2001 through 2004 tax years may only be adjusted to eliminate or reduce the utilization of net operating losses claimed in future years, while our 2005 through 2008 returns remain subject in their entirety to examination by the appropriate tax authorities.

Note 10.

Other Income

During the year ended December 31, 2008, the Company recognized approximately $1,641,000 in other income. This other income was primarily due to the recognition of a gain from the settlement of certain litigation formerly known as the Young Complaints. In connection with the settlement, the Company recorded at their estimated fair value (i) a note receivable of approximately $432,000 (see Note 5) and undeveloped land of $1,032,000 (see Note 4). Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Resort.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.

Commitments and Contingencies

Operating Leases

The Company leases its corporate office space under an operating lease which expires March 31, 2009 at a monthly lease amount of approximately $2,500 and certain equipment under an operating lease at a monthly lease amount of approximately $435 which expired on January 14, 2009 and was renewed on that date. All other operating leases held at December 31, 2008 were related to the discontinued operations at Stonehenge and were assumed by the buyer upon the closing of the sale on January 23, 2009 (see Note 13 for further discussion). The operating lease expense for the year ended December 31, 2008 was approximately $40,000 for continuing operations and $290,000 for discontinued operations. The operating lease expense for the period November 8, 2007 to December 31, 2007 was approximately $8,000 for continuing operations and $37,000 for discontinued operations.

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

Note 12.

Sale of the Resort

On July 16, 2007, the Company and its affiliates completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement. The purchase price received by the Company was approximately $35,000,000 in cash less a working capital purchase price adjustment of $2,221,000 plus (a) $4,000,000 to be used to settle certain obligations, (b) $844,000 for reimbursement of certain rental pool payments discussed in more detail below, (c) $317,000 for reimbursement of certain agreed upon capital expenditures, (d) $25,000 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities. The final post-closing working capital settlement amount, as set forth in the Asset Purchase Agreement, was settled and paid in the amount of approximately $1,305,000 on November 29, 2007 which along with other vendor refunds and reimbursements approximated the receivable recorded at September 30, 2007. The Asset Purchase Agreement provides for a $2,000,000 escrow for GTA-IB’s and the Company’s indemnification liabilities to be held, pursuant to its terms, until at least March 31, 2008. The net investment in subsidiary as of December 31, 2006 was approximately $37,908,000.

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

GOLF TRUST OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.

Sale of the Resort (Contineud)

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

Note 13.

Subsequent Events

On January 23, 2009, the Company completed the sale of the business and the related assets of Stonehenge. The sale was made to WCWW Committee, LLC, pursuant to the Purchase and Sale Agreement dated September 26, 2008 (the “Agreement”). The rights of the WCWW Committee, LLC were assigned to The Members Club at Woodcreek and Wildewood, which completed the transaction as Purchaser.

The purchase price received by us from the Purchaser was (a) approximately $4,100,000 in cash subject to certain credits, adjustments and prorations pursuant to the Agreement, (b) the assumption of certain liabilities and (c) contingent value rights. The Agreement provides for a post-closing settlement sixty days from the closing date. In January 2009, the Company realized a gain on this sale of approximately $1,100,000.

The Company’s outstanding balance of $4,100,000 on its revolving credit line with Textron Financial Corporation (“Textron”), which was scheduled to mature on March 18, 2009, was paid in full concurrent with the closing of this sale. This loan was collateralized by a security interest in Stonehenge. With the retirement in full of the Textron revolving credit line, the Company has no outstanding corporate indebtedness.

On February 27, 2009, the Company’s CFO was awarded 10,000 stock options at an exercise price of $1.10. Upon full Board of Directors approval on March 5, 2009, three of the four independent members of the Company’s Board of Directors were awarded 40,000 stock options at an exercise price of $0.97. Also on February 27, 2009, the Company’s CEO was awarded 100,000 stock options at an exercise price of $1.10 but the total number of options awarded inclusive of those to the CFO and the Board members exceeded the number of options available under the 2007 Stock Option Plan, thus only 85,000 options were issued to the CEO as of February 27, 2009. All of these options which vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control and the Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term. The exercise price for these options is the closing NYSE Alternext Exchange price on the respective grant date, as specified by the Compensation Committee.

One of the four independent Board members elected to receive the cash equivalent of the stock options paid out over the three year vesting period instead of receiving stock options, as permitted by the Compensation Committee, due to the stock ownership restrictions and their applicability to his current stock ownership percentage.

On March 3, 2009, the Company received certification of inadvertent acquisition from Odyssey Value Advisors, LLC, pertaining to Company shares acquired in excess of a threshold described in the Shareholder Rights Agreement of 1999. On March 9, 2009, the Company board of directors, with William Vlahos recused due to his position as general partner of Odyssey, unanimously approved a resolution to accept the certification of inadvertent acquisition from Odyssey. Aforementioned resolution incorporates modification to vesting schedule for stock options originally issued on January 23, 2008, to Mr. Vlahos for service as a member of the board of directors. This modification specifies that said options will vest upon the later to occur of (a) the date on which such vesting would not cause Odyssey to become an Acquiring Person under the Rights Agreement, and (b) the date on which such options would have vested in accordance with the original vesting schedule.

SIGNATURES AND POWERS OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charleston, State of South Carolina, on March 20, 2009.

GOLF TRUST OF AMERICA, INC.

By:	/s/ MICHAEL C. PEARCE
Michael C. Pearce Chief Executive Officer

Each of the undersigned officers and directors of Golf Trust of America, Inc. does hereby constitute and appoint Michael C. Pearce and Tracy S. Clifford, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL C. PEARCE	Chief Executive Officer and	March 20, 2009
Michael C. Pearce	Chairman of the Board of Directors (Principal Executive Officer)

/s/ TRACY S. CLIFFORD	Chief Financial Officer and Secretary	March 20, 2009
Tracy S. Clifford	(Principal Financial Officer)

/s/ JONATHAN M. COUCHMAN	Director	March 20, 2009
Jonathan M. Couchman

/s/ JAY A. GOTTLIEB	Director	March 20, 2009
Jay A. Gottlieb

/s/ JAN H. LOEB	Director	March 20, 2009
Jan H. Loeb

/s/ WILLIAM VLAHOS	Director	March 20, 2009
William Vlahos

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2008 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this Annual Report.

No.	Description
2.1

Plan of Liquidation and Dissolution of Golf Trust of America, Inc., as approved by stockholders on May 22, 2001 which was terminated by stockholders on November 8, 2007 (previously filed as Exhibit 2.1 to our company’s Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).

3.1

Sixth Amended and Restated Bylaws of Golf Trust of America, Inc., as adopted on November 8, 2007 and as currently in effect (previously filed as Exhibit 3.1 to our company’s Current Report on Form 8-K, filed November 9, 2007 and incorporated herein by reference).

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

4.4*

Resolutions of the Board of Directors dated March 9, 2009 and associated Exhibits re:Certification and Schedule 13D of Odyssey Value Advisors, LLC re an inadvertent acquisition of common shares that might otherwise have triggered the “Acquiring Person” protections of the company’s Shareholder Rights Agreement

10.1+

Employment Agreement between Golf Trust of America, Inc. and Michael Pearce, dated as of November 8, 2007 (previously filed as Exhibit 10.2 to our company’s Annual Report on Form 10-K, filed March 31, 2008, and incorporated herein by reference).

10.2.1

Amended and Restated Loan Agreement, dated as of August 4, 2005, by and among GTA—Stonehenge, LLC, as Borrower, Golf Trust of America, L.P., as Guarantor, and Textron Financial Corporation as the Lender (previously filed as Exhibit 10.22.3 to our company’s Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).

10.2.2

Notice of Future Advances, Note Mortgage, Security Agreement, and Fixture Filing, dated as of August 4, 2005, from Golf Trust of America, L.P. in favor of Textron Financial Corporation (previously filed as Exhibit 10.22.4 to our company’s Current Report on Form 8-K, filed August 9, 2005, and incorporated herein by reference).

10.3

Golf Trust of America, Inc. 2007 Stock Option Plan (previously filed as Appendix A to our company’s definitive proxy statement dated and filed on November 16, 2007, and incorporated herein by reference).

10.4.1

Settlement Agreement by and among Larry D. Young, Danny L. Young, Kyle N. Young, The Young Family Irrevocable Trust and The Legends Group, Ltd. (collectively, the “Legends Plaintiffs”), and Golf Trust of America, Inc., W. Bradley Blair, II, and Scott D. Peters (collectively, the “GTA Defendants”) (previously filed as Exhibit 10.1 to our company’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference).

10.4.2

Confession of Judgment by and among Larry D. Young, Danny L. Young, Kyle N. Young, The Young Family Irrevocable Trust and The Legends Group, Ltd. (collectively, the “Legends Plaintiffs”), and Golf Trust of America, Inc., W. Bradley Blair, II, and Scott D. Peters (collectively, the “GTA Defendants”) (previously filed as Exhibit 10.2 to our company’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference).

No.	Description
10.4.3

Promissory Note pursuant to the Settlement Agreement in the case captioned Larry D. Young, et al., Plaintiffs, v. BDO Seidman, LLP, et al., Defendants (previously filed as Exhibit 10.3 to our company’s Current Report on Form 8-K filed February 4, 2008 and incorporated herein by reference).

10.5.1

Purchase and Sale Agreement by and among Golf Trust of America, L.P. and WCWW Committee, LLC dated as of September 26, 2008 (previously filed as Exhibit 10.1 to our company’s Current Report on Form 8-K filed October 1, 2008 and incorporated herein by reference).

10.5.2	Consent of J. Richard Marlow, MAI, SGA (previously filed as Exhibit 25.1 to our company’s 2007 Annual Report on Form 10-K filed March 31, 2008 and incorporated herein by reference).
14.1

Code of Business Conduct and Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on November 6, 2007 (previously filed as Exhibit 14.1 to our company’s Current Report on Form 8-K, filed November 9, 2007, and incorporated herein by reference).

23.1*	Consent of Cherry, Bekaert & Holland, L.L.P.
23.2*	Consent of BDO Seidman, LLP
24.1*	Powers of Attorney (included under the caption “Signatures”)
31.1*	Certification of Michael C. Pearce pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Tracy S. Clifford pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

———————

*

Filed herewith

†

Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+

Denotes a management contract or compensatory plan.