Form 10-Q
period 2009-03-31
GOLF TRUST OF AMERICA INC
filed 2009-05-14
CIK 1024126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

GOLF TRUST OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

———————

Maryland	001-14494	33-0724736
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification Number)

10 North Adger’s Wharf, Charleston,
South Carolina 29401

(Address of principal executive offices)(Zip Code)

(843) 723-4653

(Registrant’s telephone number, including area code)

———————

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

Yes ☐   No ☑

On May 8, 2009, there were 7,317,163 shares outstanding of the Registrant’s common stock.

GOLF TRUST OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2009

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

4

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and
December 31, 2008

4

Condensed Consolidated Statement of Operations (unaudited) for the Three Months
Ended March 31, 2009 and 2008

5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months
Ended March 31, 2009 and 2008

6

Notes to Condensed Consolidated Financial Statements

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.     Controls and Procedures

18

PART II. – OTHER INFORMATION

Item 1.     Legal Proceedings

19

Item 1A.   Risk Factors

19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.     Defaults Upon Senior Securities

19

Item 4.     Submission of Matters to a Vote of Security Holders

19

Item 5.     Other Information

19

Item 6.     Exhibits

19

Signatures

20

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

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,669,118	$8,001,878
Note receivable – current portion	133,333	—
Other current assets	71,118	44,775
Current assets of discontinued operations	16,013	516,531
Total current assets	7,889,582	8,563,184
Note receivable, net of current portion	101,550	228,936
Property and equipment, net	1,046,774	1,047,668
Non-current assets of discontinued operations	—	3,910,357
Total assets	$9,037,906	$13,750,145
LIABILITIES
Current liabilities:
Accounts payable	$113,590	$32,940
Accrued expenses and other liabilities	69,023	60,276
Current liabilities of discontinued operations	—	4,696,312
Total current liabilities	182,613	4,789,528
Non-current liabilities of discontinued operations	—	805,433
Total liabilities	182,613	5,594,961
Commitments and contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,843,437	8,803,418
Accumulated deficit	(61,316)	(721,406)
Total stockholders’ equity	8,855,293	8,155,184
Total liabilities and stockholders’ equity	$9,037,906	$13,750,145

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenues	$—	$—
Expenses
General and administrative	404,941	623,360
Total expenses	404,941	623,360
Operating loss	(404,941)	(623,360)
Other income (expense)
Other income	—	1,641,176
Other expenses	—	(6,300)
Interest income, net	36,953	68,613
Other income (expense), net	36,953	1,703,489
Income (loss) from continuing operations before income tax provision	(367,988)	1,080,129
Income tax provision	—	—
Net income (loss) from continuing operations	(367,988)	1,080,129

Discontinued operations:
Loss from discontinued operations	(130,336)	(150,120)
Gain on sale of discontinued operations	1,158,414	—
Net income (loss) from discontinued operations	1,028,078	(150,120)

Net income	$660,090	$930,009

Basic and diluted earnings (loss) per share
From continuing operations	$(.05)	$.15
From discontinued operations	.14	(.02)
Net income	$.09	$.13
Weighted average number of shares—basic	7,317,163	7,317,163
Weighted average number of shares—diluted	7,320,227	7,324,371

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash flows from operating activities:
Net income	$660,090	$930,009
Net income (loss) from discontinued operations	1,028,078	(150,120)
Net income (loss) from continuing operations	(367,988)	1,080,129
Adjustments to reconcile net income/change in net assets in liquidation to net cash provided by (used in) operating activities:
Stock based compensation	40,019	33,744
Gain on legal settlement	—	(1,463,922)
Depreciation	894	300
Non-cash interest income	(5,947)	—
Other changes in operating assets and liabilities	63,055	(116,718)
Net cash used in continuing operating activities	(269,967)	(466,467)
Net cash provided by discontinued operating activities including gain on sale of approximately $1,158,000 and -0- , respectively	1,312	53,865
Net cash used in operating activities	(268,655)	(412,602)

Cash flows from investing activities:
Capital expenditures	—	(9,798)
Net cash provided by continuing investing activities	—	(9,798)
Net cash provided by discontinued investing activities including net proceeds from disposal of property and equipment of $4,100,000 (less certain deductions of $64,105) and -0-, respectively	4,035,895	(25,370)
Net cash provided by investing activities	4,035,895	(35,168)
Cash flows from financing activities:
Net cash used in continuing financing activities	—	—
Net cash used in discontinued financing activities including principal payments under credit agreement of $4,100,000 and -0-, respectively	(4,100,000)	(9,248)
Net cash used in financing activities	(4,100,000)	(9,248)
Net increase in cash and cash equivalents	(332,760)	(457,018)
Cash and cash equivalents, beginning of period	8,001,878	7,398,555
Cash and cash equivalents, end of period	$7,669,118	$6,941,537
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$13,148	$86,615
Non-cash transactions:
Gain on legal settlement:
Note receivable	$—	$431,580
Land and value of timber	$—	$1,032,342

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

1.

Organization, Termination of the Plan of Liquidation, Sale of Stonehenge, Alternative Business Strategies and Other Matters

Organization and Termination of Plan of Liquidation

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

Sale of Stonehenge

On January 23, 2009, the Company completed the sale of the business and the related assets of the country clubs of Wildewood and Woodcreek Farms, or Stonehenge, representing two private golf courses operating under one club structure located in South Carolina. The sale was made to WCWW Committee, LLC, pursuant to the Purchase and Sale Agreement dated September 26, 2008 (the “Agreement”). The rights of the WCWW Committee, LLC were assigned to The Members Club at Woodcreek and Wildewood, which completed the transaction as purchaser.

The purchase price received by us from the purchaser was (a) approximately $4,100,000 in cash subject to certain credits, adjustments and prorations pursuant to the Agreement, (b) the assumption of certain liabilities and (c) contingent value rights. The Agreement provides for a post-closing settlement sixty days from the closing date which has been concluded. The Company realized a gain on this sale of approximately $1,158,000.

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

At March 31, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4).  As noted above, the Company closed on the sale of its last golf course asset, Stonehenge, on January 23, 2009.  Therefore, the operations of Stonehenge are accounted for as discontinued operations as of the signing of the purchase and sale agreement on September 26, 2008 and are retrospective to November 8, 2007, the date the Company exited the plan of liquidation and re-adopted going concern basis of accounting. The title to Stonehenge was held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

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

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

2.

Basis of Presentation

Interim Statements

The accompanying condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies. These condensed consolidated financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the financial information for such periods. These results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. The Company’s management believes that the disclosures included in the accompanying interim condensed consolidated financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008, filed on March 20, 2009.

Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries GTA GP, Inc. and GTA LP, Inc., and Golf Trust of America, L.P. and GTA-Stonehenge, LLC.

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

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (after deducting any dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three months ended March 31, 2009, the loss per share was the same for basic and diluted since the effect of the options would have been anti-dilutive.

Discontinued Operations

As discussed in Note 1 above, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 and closed on the disposition of Stonehenge on January 23, 2009; therefore, pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.

Revenue Recognition - Revenues from golf operations, food and beverage and merchandise sales were recognized at the time of sale or when the service is provided. Revenues from membership dues are billed monthly and recognized in the period earned. The monthly dues are expected to cover the cost of providing future membership services. Prepaid dues are recognized as income over the prepayment period.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

Membership Initiation Fees - Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that are refundable (without interest) based on specific conditions, generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual.  An initiation fee was required to be paid on all memberships at Stonehenge. The majority of these membership fees were not refundable and were deferred and recognized over the average expected life of an active membership. Membership initiation fees are deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information was deemed to be an average nine years for all membership categories.

Barter Transactions - Included in the accompanying condensed consolidated statement of operations are non-monetary transactions arising from the trading of the lease of the certain Club facilities at Woodcreek Farms from the developer of the Woodcreek subdivision in exchange for our daily management, operating and staffing of such facilities. Barter revenues and expenses are recorded at the estimated fair market value of the lease of such facilities. Barter revenue and expense for the three months ended March 31, 2009 and 2008 were approximately $19,000 and $80,000, respectively, from which the net impact on the financial results was zero.

Reclassifications

Certain previously reported amounts in the interim condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure financial assets and liabilities. This statement has been subsequently amended several times. The adoption of SFAS 157, as amended, is discussed in further detail below in Note 3.

3.

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncement That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, issued in February 2008, amends SFAS 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement 157 , issued in February 2008, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. SFAS 157 was further amended in October 2008 by FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 to assets participating in inactive markets. In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

154-4 will be effective for the Company for the quarter ending June 30, 2009. The Company does not expect adoption to have a material impact on its financial position and results of operations.

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

The carrying value of cash and cash equivalents, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments. At December 31, 2008, cash equivalents consist of U.S. Treasury bills with original maturity dates of thirteen weeks, for which management determined fair value through quoted prices. Fair value of cash equivalents that do not trade on a regular basis in active markets are classified as Level 2.

The Company has a note receivable with a balance at March 31, 2009 of approximately $235,000 which is measured at fair value on a nonrecurring basis and is classified as Level 3.

4.

Property and Equipment

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
Land	$1,032,342	$1,032,342
Equipment general	18,061	18,061
	1,050,403	1,050,403
Less accumulated depreciation	(3,629)	(2,735)
	$1,046,774	$1,047,668

Depreciation expense amounted to approximately $900 and $300 for the three months ended March 31, 2009 and 2008. Other land includes the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $1,032,000.

5.

Receivables

Note receivable

The note receivable of approximately $235,000 represents the estimated net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on February 1, 2008. The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments. The scheduled payments are $100,000 due on May 31, 2008 (which was

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

received as scheduled) followed by a payment of approximately $133,000 due on January 1, 2009 (which was received on December 31, 2008) and subsequent payments due January 1, 2010 and 2011, respectively. This balance accretes over the term of this note using an interest rate of approximately 10%. The accretion is recorded to interest income.

6.

Discontinued Operations

As previously disclosed in Note 1, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 which closed on January 23, 2009; therefore, the operations of Stonehenge are accounted for as discontinued operations effective as of the signing of this agreement. The carrying values of the major classes of assets and liabilities of discontinued operations, included under the “Current and non-current assets of discontinued operations” and “Current and non-current liabilities of discontinued operations,” captions in the consolidated condensed balance sheet at December 31, 2008 are as follows:

December 31, 2008
Cash and cash equivalents	$25,876
Accounts receivable	333,972
Prepaid expenses	30,978
Inventory	125,705
Current assets of discontinued operations	516,531

Property and equipment	4,581,308
Accumulated depreciation	(670,951)
Non-current assets of discontinued operations	3,910,357

Total assets of discontinued operations	$4,426,888

Accounts payable	$139,406
Accrued expenses and other liabilities	96,506
Long-term debt – current portion	4,141,534
Member initiation fees and other deferred revenue – current portion	318,866
Current liabilities of discontinued operations	4,696,312

Long-term debt, net of current portion	72,391
Member initiation fees and other deferred revenue, net of current portion	733,042
Non-current liabilities of discontinued operations	805,433

Total liabilities of discontinued operations	$5,501,745

———————

Notes to the Table of Discontinued Operations Above:

Long-term debt — current portion

Prior to the sale of GTA-Stonehenge, LLC, or GTA-SH, had a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), with an outstanding balance of $4,100,000 at December 31, 2008 which was scheduled to mature on March 18, 2009 and is included in the “Long-term debt — current portion” in the table above. This loan was collateralized by a security interest in Stonehenge. This revolving credit line was paid in full concurrent with the closing of the sale of Stonehenge on January 23, 2009.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

Also included in “Long-term debt — current portion” are various other loan and capital lease obligations that the Company entered into that have payment terms ranging from approximately $200 to $2,000 per month and interest rates of 6.5% to 9.0%. These obligations were assumed by the buyer of Stonehenge effective with the closing of the sale on January 23, 2009.

Summary results of discontinued operations for the period January 1, 2009 to January 22, 2009 and for the year ended December 31, 2008.

	Period January 1, 2009 to January 22, 2009	Year Ended December 31, 2008
Revenues from discontinued operations	$148,829	$4,064,669

Net income (loss) from discontinued operations before income tax provision	$(130,336)	$(716,308)

Income (loss) from discontinued operations, net of tax	$(130,336)	$(716,308)

Gain on sale of discontinued operations, net of tax	$1,158,414	$—

7.

Stock Based Compensation

The compensation committee of the board of directors determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the closing NYSE AMEX price on the respective grant date, as specified by the Compensation Committee, and become exercisable in three to five years.

The Company’s 2007 Stock Option Plan, which is stockholder approved, permits the grant of share options and shares to its employees for up to 700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. These option awards generally vest ratably over three years and have three to five year contractual terms from the vesting date.  Any options issued to employees who are subsequently terminated do not expire early as a result of termination but expire pursuant to their contractual terms at issuance. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Option Plan).

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date. As of March 31, 2009, there are 40,000 options outstanding under the 1997 Non-Employee Director’s Plan and 20,000 options outstanding under the 1997 General Plan.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. Within the valuation model, the Company currently estimates that all of these options will be exercised. The expected term of options is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant. The fair values of the options were estimated using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	March 31, 2009	March 31, 2008
Risk free interest rate	1.56%	2.64%
Expected average life	3.5 years	4 years
Expected volatility	67%	54%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

A summary of option activity under our stock option plans for the three months ended March 31, 2009 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at December 31, 2008	565,000	$1.99
Plus options granted	215,000	1.03
Less:
Options canceled or expired	(20,000)	24.50

Options outstanding at March 31, 2009	760,000	2.68	2.8	$26,350

Options exercisable at March 31, 2009	221,666	$5.29	1.7	$—

Stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 was approximately $40,000 and $34,000, respectively.  As of March 31, 2009, there is approximately $363,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 2.1 years. During the three months ended March 31, 2009, 70,003 options vested, no options were exercised and 20,000 options expired.   The vesting of these options accelerates upon change of control and the Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term.

With respect to the options awarded to the independent Board members on March 4, 2009, one of the four independent Board members elected to receive the cash equivalent of the stock options paid out over the three year vesting period instead of receiving stock options, as permitted by the Compensation Committee, due to the stock ownership restrictions and their applicability to his current stock ownership percentage. The cash equivalent of the estimated grant-date fair value of these options of approximately $19,000 is recorded as a board fee expense and accrued as of March 31, 2009.  This amount will be paid out ratably on the vesting dates of March 5, 2010, 2011 and 2012.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(unaudited)

8.

Other Income

For the three months ended March 31, 2008, the Company recognized other income of approximately $1,641,000 which primarily represents the gain from the settlement of certain litigation formerly known as the Young Complaints.  In connection with the settlement, a note receivable that was recorded at its estimated net present value at that time of approximately $432,000 (see Note 3) and undeveloped land that was recorded at its estimated fair value of  $1,032,000 (see Note 4). Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to a property which had previously owned known as the Innisbrook Resort and Golf Club.

9.

Income Taxes

As of March 31, 2009 and December 31, 2008, the Company has approximately $84 million and $85 million of federal income tax net operating loss carryforwards (NOLs), respectively, which may be utilized to offset taxable income generated in future years which are included in deferred income tax assets for the respective periods.  The Company recorded a valuation allowance for these carryforwards. The Company had pre-tax net income of approximately $660,000 and $930,000 for the three months ended March 31, 2009 and 2008. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2029 tax year. It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years. A change in ownership coupled with a sale of the remaining golf courses could result in an effective loss of the Company’s NOLs. In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golf Trust of America, Inc. was incorporated in Maryland on November 8, 1996. We had been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. However, as previously announced and described more fully below, we are currently considering additional strategic options to maximize stockholder value. We were originally formed to be a REIT; however, as of fiscal year 2002, we no longer have our REIT status as a result of our repossession and operation of certain golf courses following the default of their original third-party lessees.

As of May 8, 2009 our only remaining real estate asset is the undeveloped land obtained in the settlement of certain litigation formerly known as the Young complaints. Through our wholly-owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we held 100 percent of the interests in the Operating Partnership as of May 8, 2009. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

Termination of the Plan of Liquidation

The Board adopted a resolution declaring the termination of the Plan of Liquidation, or the POL, advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative. The Board was still permitted to pursue the sale of the Company’s last golf course asset, Stonehenge (which closed on January 23, 2009 and is discussed in further detail in Note 1 of Item 1 in this Quarterly Report) and/or consider the liquidation of the Company in the event that it is unable to identify and affect a viable alternative, but it would no longer be required to do so by the terms of the POL.  Subsequent to the termination of the POL, we had continued to own and operate Stonehenge, which had approximately 880 members, until the closing of the sale of Stonehenge on January 23, 2009. Concurrently, we have placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for stockholders. We are seeking to grow within areas of historical expertise and areas that management considers to be of logical interest, but will also evaluate acquisitions or business combinations in unallied industries.

There can be no assurance that the Company will successfully consummate a viable alternative growth strategy. The Company has limited financial and management capacity, will be competing with organizations possessing far greater resources, and is subject to specific industry and macro economic factors, many of which may prove outside of the Company’s control or sphere of influence.

Discontinued Operations

On January 23, 2009, the Company completed the sale of the business and the related assets of the Country Clubs of Wildewood and Woodcreek Farms, or Stonehenge, representing two private golf courses operating under one club structure located in South Carolina. The sale was made to WCWW Committee, LLC, pursuant to the Purchase and Sale Agreement dated September 26, 2008 (the “Agreement”). The rights of the WCWW Committee, LLC were assigned to The Members Club at Woodcreek and Wildewood, which completed the transaction as Purchaser.

The purchase price received by us from the Purchaser was (a) approximately $4,100,000 in cash subject to certain credits, adjustments and prorations pursuant to the Agreement, (b) the assumption of certain liabilities and (c) contingent value rights. The Agreement provides for a post-closing settlement sixty days from the closing date which has been concluded. The Company realized a gain on this sale of approximately $1,158,000.

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

At March 31, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4). The Company closed on the sale of its last golf course asset, the Country Clubs of Wildewood and Woodcreek Farms, or “Stonehenge,” encompassing two private golf courses operating under one club structure located in South Carolina, on January 23, 2009. Therefore, the operations of Stonehenge are accounted for as discontinued operations as of the signing of the purchase and sale agreement on September 26, 2008 and are retrospective to November 8, 2007, the date the Company exited the plan of liquidation and re-adopted going concern basis of accounting. The title to Stonehenge was held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

Other Matters

On March 3, 2009, the Company received certification of inadvertent acquisition from Odyssey Value Advisors, LLC, pertaining to Company shares acquired in excess of a threshold described in the Shareholder Rights Agreement of 1999. On March 9, 2009, the Company board of directors, with William Vlahos recused due to his position as general partner of Odyssey, unanimously approved a resolution to accept the certification of inadvertent acquisition from Odyssey. Aforementioned resolution incorporates modification to vesting schedule for stock options originally issued on January 23, 2008, to Mr. Vlahos for service as a member of the board of directors. This modification specifies that said options will vest upon the later to occur of (a) the date on which such vesting would not cause Odyssey to become an Acquiring Person under the Rights Agreement, and (b) the date on which such options would have vested in accordance with the original vesting schedule.  See additional discussion in Note 1 of Item 1 in this Quarterly Report.

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company's common stock.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.  No shares have been repurchased under this authorization as of May 8, 2009.

Executive Summary

We reported net income of approximately $660,000 ($0.09 per basic share) and $930,000 ($0.13 per basic share) for the three months ended March 31, 2009 and 2008, respectively. The net income for the three months ended March 31, 2009 of approximately $660,000 is primarily due to the gain from discontinued operations of approximately $1,158,000 recognized on the sale of Stonehenge plus interest income of approximately $37,000 offset by the public company operating costs of the corporate office of approximately $405,000 and the net loss from the discontinued operations of Stonehenge of approximately $130,000.

The net income for the three months ended March 31, 2008 of approximately $930,000 was primarily due to the gain of approximately $1,464,000 recognized from the settlement of certain litigation formerly known as the Young Complaints.  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, or the Resort, which we owned until it was sold on July 16, 2007. We also recognized interest income of approximately $69,000. This income was offset by the public company operating costs of the corporate office of approximately $623,000, the net loss from the discontinued operations of Stonehenge of approximately $150,000 and other expenses of approximately $7,000.

For the three months ended March 31, 2009, operating expenses from the continuing operations of the Company totaled approximately $405,000 consisting of approximately $1,000 in depreciation expense and $404,000 in operating expenses of the corporate office. The Corporate office expenses primarily consisted of approximately  (i) $87,000  in tax, audit and accounting consulting fees, (ii) $105,000 in salary and benefits, (iii) $39,000 in legal fees, (iv) $41,000 in insurance,  (v) $40,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $53,000 for shareholder related expenses such as  shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, and  (vii) $39,000 in other fees and operating expenses such as rent and utilities, travel and other miscellaneous operating expenses.

For the three months ended March 31, 2008, operating expenses from the continuing operations of the Company totaled approximately $623,000 in operating expenses (depreciation expense was less than $500) of the corporate office.  The corporate office expenses primarily consisted of approximately (i) $170,000 in tax, audit and accounting consulting fees, (ii) $148,000 in salary and benefits, (iii) $55,000 in legal fees, (iv) $53,000 in insurance, (v) $43,000 in settlement fees and expenses related certain claims now  resolved, (vi) $34,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vii) $48,000 for shareholder related expenses such as shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, and (viii) $72,000 in other fees and operating expenses such as rent and utilities, certain annual taxes and fees and other miscellaneous operating expenses.

Income Taxes

The Company had pre-tax net income of approximately $660,000 and $930,000 for the three months ended March 31, 2009 and 2008, respectively. Included in deferred income tax assets as of March 31, 2009 and December 31, 2008 are Federal and state operating loss carryforwards of approximately $84 million and $85 million, respectively. The Company recorded a valuation allowance for these carryforwards. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2029 tax year.

Liquidity and Capital Resources

At March 31, 2009, our cash balance was approximately $7,669,000.  No cash proceeds were retained from the sale of Stonehenge as the purchase price was $4,100,000 and the outstanding balance under our Textron revolving line of credit for which Stonehenge served as collateral was $4,100,000 (see further discussion below). The promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due and paid on May 31, 2008; (b) approximately $133,000 principal due on January 1, 2009 which was paid December 31, 2008; (c) approximately $133,000 principal due on January 1, 2010; and (d) approximately $134,000 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board continues to assess future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 118 acres of undeveloped land in Charleston County, South Carolina) which could provide additional liquidity.  Due to the current low interest rates, we realize only a nominal amount of interest income on our cash balances at the present time.

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

We currently intend to pay corporate overhead in 2009 from current cash balances. During 2008, several cost reduction initiatives were implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the plan of liquidation, reduction of Board fees, consolidation of office space, reduction of staff and elimination of certain services. However, the corporate overhead expense for 2009 may be impacted as we seek candidates and perform diligence for an acquisition or other growth initiative or if we are successful in completing an acquisition or other growth initiative.

We believe that we possess adequate liquidity and capital resources to conduct our operations. In the event that we pursue an acquisition or other strategic alternative requiring significant capital investment, it is anticipated that funding will be provided by cash on hand, equity issuance, debt issuance, commercial credit facilities or a combination of the aforementioned.

The Board has not limited the types of alternative growth strategies it intends to consider. Emphasis is to be placed on areas of our historical expertise, as well as that of our management and board of directors. To date, we have not entered into a definitive agreement with another company regarding growth initiatives or a business combination.

Off Balance Sheet Arrangements

As of March 31, 2009, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations, Contingent Liabilities and Commitments

There have not been any material changes from the contractual obligations, contingent liabilities and commitments previously disclosed in our 2008 annual report for fiscal year ended December 31, 2008.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2008, filed on  March 20, 2009, for a description of our contractual obligations.

Inflation

Inflation has not historically had a significant impact on us.  Now that we no longer own any golf course assets, we are subject to the risks that our costs of operations will increase and we will be unable to offset those increases with cost saving measures.   However, until we make an acquisition, the impact of inflation should continue to be insignificant.

Seasonality

Now that we have sold Stonehenge, until we make an acquisition, the impact of seasonality should continue to be insignificant.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. We have no outstanding debt.

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

As of March 31, 2009, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We currently do not have any outstanding legal proceedings.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2009.

ITEM 5.

OTHER INFORMATION

Michael Pearce is the President and Chief Executive Officer of the Company.  As previously reported in detail in our Company’s Annual Report on Form 10-K filed on March 31, 2008, the Company and Mr. Pearce entered into an Employment Agreement and filed the associated contract as Exhibit 10.2 thereto.

On April 26, 2009, the Board and Mr. Pearce entered into an Amended Employment Agreement to reflect the revisions that had been previously agreed to and implemented namely (i) the increase in Mr. Pearce’s annual base salary granted on December 17, 2007 from $144,000 to $180,000 (previously disclosed in Item 11 of the Company’s Annual report on Form 10-K filed on March 30, 2008) and (ii) to increase the severance term in the event of termination without cause from three months to six months and to include payment of fringe benefits as well as salary for the period of six months (previously disclosed in Item 11 of the Company’s Annual Report on Form 10-K filed on March 20, 2009) . While these changes have been previously disclosed as noted,  the Company hereby files this disclosure and associated Exhibit 10.1.2 to this Quarterly Report on Form 10-Q

ITEM 6.

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

10.1.2+*	First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Michael Pearce dated as of April 26, 2009

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

———————

*

Filed herewith.

+

Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF TRUST OF AMERICA, INC.

Date: May 13, 2009	By:	/s/ MICHAEL C. PEARCE
Michael C. Pearce
Chief Executive Officer and President

Date: May 13, 2009	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer and Secretary

20