Form 10-Q
period 2009-06-30
GOLF TRUST OF AMERICA INC
filed 2009-08-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2009

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number 001-14494

________________________

GOLF TRUST OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10 North Adger’s Wharf, Charleston, South Carolina	29401
(Address of principal executive offices)	(Zip Code)

(843) 723-4653
(Registrant’s telephone number, including area code)

________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

On August 10, 2009, there were 7,317,163 shares outstanding of the Registrant’s common stock.

GOLF TRUST OF AMERICA, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2009

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

4

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008

4

Condensed Consolidated Statement of Operations (unaudited) for the Three and Six Months
Ended June 30, 2009 and 2008

5

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months
Ended June 30, 2009 and 2008

7

Notes to Condensed Consolidated Financial Statements

8

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

PART I. – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,343,874	$8,001,878
Note receivable – current portion	133,333	—
Other current assets	68,723	44,775
Current assets of discontinued operations	—	516,531
Total current assets	7,545,930	8,563,184
Note receivable, net of current portion	107,652	228,936
Property and equipment, net	1,045,880	1,047,668
Non-current assets of discontinued operations	—	3,910,357
Total assets	$8,699,462	$13,750,145
LIABILITIES
Current liabilities:
Accounts payable	$35,438	$32,940
Accrued expenses and other liabilities	81,169	60,276
Current liabilities of discontinued operations	—	4,696,312
Total current liabilities	116,607	4,789,528
Non-current liabilities of discontinued operations	—	805,433
Total liabilities	116,607	5,594,961
Commitments and contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,889,496	8,803,418
Accumulated deficit	(379,813)	(721,406)
Total stockholders’ equity	8,582,855	8,155,184
Total liabilities and stockholders’ equity	$8,699,462	$13,750,145

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$—	$—
Expenses
General and administrative	339,839	308,416
Total expenses	339,839	308,416
Operating loss	(339,839)	(308,416)

Other income (expense)
Interest income, net	21,342	47,921

Loss from continuing operations before income tax provision	(318,497)	(260,495)
Income tax provision	—	—
Net loss from continuing operations	(318,497)	(260,495)

Discontinued operations:
Loss from discontinued operations	—	(125,428)

Net loss	$(318,497)	$(385,923)

Basic and diluted loss per share
From continuing operations	$(.04)	$(.03)
From discontinued operations	—	(.02)
Net loss	$(.04)	$(.05)
Weighted average number of shares—basic	7,317,163	7,317,163
Weighted average number of shares—diluted	7,317,163	7,317,163

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Revenues	$—	$—
Expenses:
General and administrative	744,780	931,776
Total expenses	744,780	931,776
Operating loss	(744,780)	(931,776)
Other income (expense):
Other income	—	1,641,176
Other expenses	—	(6,300)
Interest income, net	58,295	116,534
Other income (expense), net	58,295	1,751,410
Income (loss) from continuing operations before income tax provision	(686,485)	819,634
Income tax provision	—	—
Net income (loss) from continuing operations	(686,485)	819,634

Discontinued operations:
Loss from discontinued operations	(130,336)	(275,548)
Gain on sale of discontinued operations	1,158,414	—
Net income (loss) from discontinued operations	1,028,078	(275,548)

Net income	$341,593	$544,086

Basic and diluted earnings (loss) per share:
From continuing operations	$(.09)	$.11
From discontinued operations	.14	(.04)
Net income	$.05	$.07
Weighted average number of shares—basic	7,317,163	7,317,163
Weighted average number of shares—diluted	7,317,163	7,317,163

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cash flows from operating activities:
Net income	$341,953	$544,086
Net income (loss) from discontinued operations	1,028,078	(275,548)
Net income (loss) from continuing operations	(686,485)	819,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	86,078	70,912
Gain on legal settlement	—	(1,463,922)
Depreciation	1,788	977
Non-cash interest income	(12,049)	(13,614)
Other changes in operating assets and liabilities	2,444	(375,423)
Net cash used in continuing operating activities	(608,224)	(961,436)
Net cash provided by discontinued operating activities including gain on sale of approximately $1,158,000 and -0- , respectively	14,325	101,837
Net cash used in operating activities	(593,899)	(859,599)

Cash flows from investing activities:
Decrease in notes receivable	—	100,000
Proceeds from escrow	—	2,000,000
Capital expenditures	—	(13,642)
Net cash provided by continuing investing activities	—	2,086,358
Net cash provided by discontinued investing activities including net proceeds from disposal of property and equipment of $4,100,000 (less certain deductions of $64,105) and -0-, respectively	4,035,895	(83,145)
Net cash provided by investing activities	4,035,895	2,003,213
Cash flows from financing activities:
Net cash used in continuing financing activities	—	—
Net cash used in discontinued financing activities including principal payments under credit agreement of $4,100,000 and -0-, respectively	(4,100,000)	(18,692)
Net cash used in financing activities	(4,100,000)	(18,692)
Net (decrease) increase in cash and cash equivalents	(658,004)	1,124,922
Cash and cash equivalents, beginning of period	8,001,878	7,398,555
Cash and cash equivalents, end of period	$7,343,874	$8,523,477
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$13,625	$160,755
Non-cash transactions:
Gain on legal settlement:
Note receivable	$—	$431,580
Land and value of timber	$—	$1,032,342

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

At June 30, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4).  As noted above, the Company closed on the sale of its last golf course asset, Stonehenge, on January 23, 2009.  Therefore, the operations of Stonehenge are accounted for as discontinued operations as of the signing of the purchase and sale agreement on September 26, 2008 and are retrospective to November 8, 2007, the date the Company exited the plan of liquidation and re-adopted going concern basis of accounting. The title to Stonehenge was held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

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

2.

Basis of Presentation

Interim Statements

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies. These condensed consolidated financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the financial information for such periods. These results are not necessarily indicative of results for any other interim period or for the full year.

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

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (after deducting any dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three and six months ended June 30, 2009, the earnings (loss) per share was the same for basic and diluted since the effect of the options would have been anti-dilutive.

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

Membership Initiation Fees - Certain memberships previously sold at Stonehenge had initiation fees totaling approximately $1,326,000 that were refundable (without interest) based on specific conditions, generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual.  An initiation fee was required to be paid on all memberships at Stonehenge. The majority of those membership fees were not refundable and were deferred and recognized over the average expected life of an active membership. Membership initiation fees were deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information was deemed to be an average nine years for all membership categories.

Reclassifications

Certain previously reported amounts in the interim condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

3.

Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB Staff Position (“FSP”) 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncement That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, issued in February 2008, amends SFAS 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement 157 , issued in February 2008, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. SFAS 157 was further amended in October 2008 by FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 to assets participating in inactive markets.      In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 154-4 is effective for the Company for the quarter ending June 30, 2009. The adoption did not have a material impact on its financial position and results of operations.

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

The Company has a note receivable with a balance at June 30, 2009 of approximately $241,000 which is measured at fair value on a nonrecurring basis and is classified as Level 3.

4.

Property and Equipment

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
Land	$1,032,342	$1,032,342
Equipment general	18,061	18,061
	1,050,403	1,050,403
Less accumulated depreciation	(4,523)	(2,735)
	$1,045,880	$1,047,668

Depreciation expense amounted to approximately $900 and $700 for the three months ended June 30, 2009 and 2008, respectively, and $1,800 and $1,000 for the six months ended June 30, 2009 and 2008, respectively.  Other land includes the estimated fair value of 116.78 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $1,032,000.

5.

Receivables

Note receivable

The note receivable of approximately $241,000 represents the estimated net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on February 1, 2008. The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments. The scheduled payments are $100,000 due on May 31, 2008 (which was received as scheduled) followed by a payment of approximately $133,000 due on January 1, 2009 (which was received on December 31, 2008) and subsequent payments due January 1, 2010 and 2011, respectively. This balance accretes over the term of this note using an interest rate of approximately 10%.  The accretion is recorded in interest income.

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

Also included in “Long-term debt — current portion” are various other loan and capital lease obligations that the Company entered into that had payment terms ranging from approximately $200 to $2,000 per month and interest rates of 6.5% to 9.0%.  These obligations were assumed by the buyer of Stonehenge effective with the closing of the sale on January 23, 2009.

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

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  As of June 30, 2009, there are 40,000 options outstanding under the 1997 Non-Employee Director’s Plan and 20,000 options outstanding under the 1997 General Plan.

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

	Six Months Ended
	June 30, 2009	June 30, 2008
Risk free interest rate	1.56%	2.64%
Expected average life	3.5 years	4 years
Expected volatility	67%	54%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

A summary of option activity under our stock option plans for the six months ended June 30, 2009 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at December 31, 2008	565,000	$1.99
Plus options granted	215,000	1.03
Less:
Options canceled or expired	(20,000)	24.50

Options outstanding at June 30, 2009	760,000	2.68	2.8	$26,350

Options exercisable at June 30, 2009	221,666	$5.29	1.7	$—

Stock-based compensation expense included in the condensed consolidated statement of operations is approximately $46,000 and $37,000 for the three months ended June 30, 2009 and 2008 and approximately $86,000 and $71,000 for the six months ended June 30, 2009 and 2008,  respectively.  As of June 30, 2009, there is approximately $317,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.8 years. During the three months ended June 30, 2009, no options were issued, vested, exercised or expired.  During the six months ended June 30, 2009, 70,003 options vested, no options were exercised and 20,000 options expired.   The vesting of these options accelerates upon change of control under certain circumstances and the Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term.

With respect to the options awarded to the independent Board members on March 4, 2009, one of the four independent Board members elected to receive the cash equivalent of the stock options paid out over the three year vesting period instead of receiving stock options, as permitted by the Compensation Committee, due to the stock ownership restrictions and their applicability to his current stock ownership percentage.  The cash equivalent of the estimated grant-date fair value of these options of approximately $19,000 is recorded as a board fee expense and is included in accrued liabilities as of June 30, 2009.  This amount will be paid out ratably on the vesting dates of March 5, 2010, 2011 and 2012.

8.

Other Income

For the six months ended June 30, 2008, the Company recognized other income of approximately $1,641,000 which primarily represents the gain from the settlement of certain litigation formerly known as the Young Complaints.  In connection with the settlement, a note receivable that was recorded at its estimated net present value at that time of approximately $432,000 (see Note 3) and undeveloped land that was recorded at its estimated fair value of  $1,032,000 (see Note 4).  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to a property which had previously owned known as the Innisbrook Resort and Golf Club.

9.

Income Taxes

As of June 30, 2009 and December 31, 2008, the Company has approximately $84 million and $85 million of federal income tax net operating loss carryforwards (NOLs), respectively, which may be utilized to offset taxable income generated in future years which are included in deferred income tax assets for the respective periods.  The Company recorded a valuation allowance for these carryforwards.  The Company had  pre-tax net income of approximately $342,000 and $544,000 for the six months ended June 30, 2009 and 2008.  These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2029 tax year.  It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years. A change in ownership coupled with a sale of the remaining golf courses could result in an effective loss of the Company’s NOLs.  In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

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

As of August 10, 2009 our only remaining real estate asset is the undeveloped land obtained in the settlement of certain litigation formerly known as the Young complaints. Through our wholly-owned subsidiaries, GTA GP, Inc. and GTA LP, Inc., we hold 100 percent of the interests in the Operating Partnership. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is the sole limited partner in the operating partnership and owns a 99.8 percent interest therein.

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

The purchase price received by us from the Purchaser was (a) approximately $4,100,000 in cash subject to certain credits, adjustments and prorations pursuant to the Agreement, (b) the assumption of certain liabilities and (c) contingent value rights. The Agreement provided for a post-closing settlement sixty days from the closing date which has been concluded. The Company realized a gain on this sale of approximately $1,158,000.

The Company’s outstanding balance of $4,100,000 on its revolving credit line with Textron Financial Corporation (“Textron”) was paid in full concurrent with the closing of this sale. This loan was collateralized by a security interest in Stonehenge. With the retirement in full of the Textron revolving credit line, the Company has no outstanding corporate indebtedness.

At June 30, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4).  The operations of Stonehenge are accounted for as discontinued operations as of the signing of the purchase and sale agreement on September 26, 2008. The title to Stonehenge was held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

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

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company's common stock.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.  No shares have been repurchased under this authorization as of August 10, 2009.

Executive Summary

We reported a net loss of approximately $318,000 ($0.04 per basic share) and $386,000 ($0.05 per basic share) for the three months ended June 30, 2009 and 2008, respectively and net income of approximately $342,000 ($0.05 per basic share) and $544,000 ($0.07 per basic share) for the six months ended June 30, 2009 and 2008, respectively.

The net loss for the three months ended June 30, 2009 of $318,000 is attributed to the public company operating costs of the corporate office of approximately $339,000 offset by interest income of approximately $21,000.  The net loss for the three months ended June 30, 2008 of $386,000 is attributed to the public company operating costs of the corporate office of approximately $308,000 and the net loss from the discontinued operations of Stonehenge of approximately $126,000 offset by interest income of approximately $48,000.

The net income for the six months ended June 30, 2009 of approximately $341,000 is primarily due to the gain from discontinued operations of approximately $1,158,000 recognized on the sale of Stonehenge plus interest income of approximately $58,000 offset by the public company operating costs of the corporate office of approximately $745,000 and the net loss from the discontinued operations of Stonehenge of approximately $130,000.

The net income for the six months ended June 30, 2008 of approximately $544,000 was primarily due to the gain of approximately $1,464,000 recognized from the settlement of certain litigation formerly known as the Young Complaints.  Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, or the Resort, which we owned until it was sold on July 16, 2007.  We also recognized interest income of approximately $116,000.  This income was offset by the public company operating costs of the corporate office of approximately $932,000, the net loss from the discontinued operations of Stonehenge of approximately $275,000 and other expenses of approximately $6,000.

For the three months ended June 30, 2009, operating expenses from the continuing operations of the Company totaled approximately $340,000 consisting of approximately $1,000 in depreciation expense and $339,000 in operating expenses of the corporate office.  The Corporate office expenses primarily consisted of approximately  (i) $23,000  in tax, audit and accounting consulting fees, (ii) $102,000 in salary and benefits, (iii) $15,000 in legal fees, (iv) $38,000 in insurance,  (v) $46,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $36,000 for shareholder related expenses such as  shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vii) $24,000 in other fees and operating expenses such as rent and utilities, travel and other miscellaneous operating expenses and (viii) $55,000 in expenses related to efforts to identify and qualify potential merger/acquisition candidates including legal, travel, consulting and other miscellaneous expenses.

For the three months ended June 30, 2008, operating expenses from the continuing operations of the Company totaled approximately $308,000 in operating expenses consisting of approximately $1,000 in depreciation expense and $307,000 in operating expenses of the corporate office.  The corporate office expenses primarily consisted of approximately (i) $13,000 in tax, audit and accounting consulting fees, (ii) $116,000 in salary and benefits, (iii) $22,000 in legal fees, (iv) $44,000 in insurance, (v) $37,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $40,000 for shareholder related expenses such as  shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, and (vii) $35,000 in other fees and operating expenses such as rent, utilities, technology support, certain annual taxes and fees and other miscellaneous operating expenses.

For the six months ended June 30, 2009, operating expenses from the continuing operations of the Company totaled approximately $745,000 consisting of approximately $2,000 in depreciation expense and $743,000 in operating expenses of the corporate office.  The Corporate office expenses primarily consisted of approximately  (i) $111,000  in tax, audit and accounting consulting fees, (ii) $207,000 in salary and benefits, (iii) $46,000 in legal fees, (iv) $79,000 in insurance,  (v) $86,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $89,000 for shareholder related expenses such as  shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vii) $58,000 in other fees and operating expenses such as rent, utilities, technology support, travel and other miscellaneous operating expenses and (viii) $67,000 in expenses related to efforts to identify and qualify potential merger/acquisition candidates including legal, travel, consulting and other miscellaneous expenses.

For the six months ended June 30, 2008, operating expenses from the continuing operations of the Company totaled approximately $932,000 in operating expenses consisting of approximately $1,000 in depreciation expense and $931,000 in operating expenses of the corporate office.  The corporate office expenses primarily consisted of approximately (i) $183,000 in tax, audit and accounting consulting fees, (ii) $263,000 in salary and benefits, (iii) $77,000 in legal fees, (iv) $97,000 in insurance, (v) $71,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $90,000 for shareholder related expenses such as  shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vii) $43,000 in settlement fees and expenses related to certain claims now resolved, (viii) $31,000 in certain annual taxes and fees and (ix) $76,000 in other fees and operating expenses such as rent, utilities, technology support, travel  and other miscellaneous operating expenses.

Income Taxes

The Company had  pre-tax net income of approximately $342,000 and $544,000 for the six months ended June 30, 2009 and 2008, respectively.  Included in deferred income tax assets as of June 30, 2009 and December 31, 2008 are Federal and state operating loss carryforwards of approximately $84 million and $85 million, respectively.  The Company recorded a valuation allowance for these carryforwards.  These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2029 tax year.

Liquidity and Capital Resources

At June 30, 2009, our cash balance was approximately $7,344,000.  No cash proceeds were retained from the sale of Stonehenge as the purchase price was $4,100,000 and the outstanding balance under our Textron revolving line of credit for which Stonehenge served as collateral was $4,100,000 (see further discussion below).  The promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due and paid on May 31, 2008; (b) approximately $133,000 principal due on January 1, 2009 which was paid December 31, 2008; (c) approximately $133,000 principal due on January 1, 2010; and (d) approximately $134,000 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board continues to assess future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 117 acres of undeveloped land in Charleston County, South Carolina) which could provide additional liquidity.  Due to the current low interest rates, we realize only a nominal amount of interest income on our cash balances at the present time.

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

We currently intend to pay corporate overhead in 2009 from current cash balances. During 2008, several cost reduction initiatives were implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the plan of liquidation, reduction of Board fees, consolidation of office space, reduction of staff and elimination of certain services. However, the corporate overhead expense for 2009 is impacted by the expenses incurred to seek candidates and perform diligence for an acquisition or other growth initiative and will be further impacted if we are successful in completing an acquisition or other growth initiative.

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

Off Balance Sheet Arrangements

As of June 30, 2009, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2009, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three and six months ended June 30, 2009.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

10.1.2+

First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Michael Pearce dated as of April 26, 2009 (previously filed as Exhibit 10.1.2 to our company’s Quarterly Report on Form 10-Q, filed on May 14, 2009, and incorporated herein by reference).

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

GOLF TRUST OF AMERICA, INC.

Date: August 14, 2009	By:	/s/ Michael C. Pearce
Michael C. Pearce
Chief Executive Officer and President

Date: August 14, 2009	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary

20