Form 10-Q
period 2009-09-30
GOLF TRUST OF AMERICA INC
filed 2009-11-03
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

(Mark One)
☑ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2009

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

Yes ☐ No ☑

On November 3, 2009, there were 7,317,163 shares outstanding of the Registrant’s common stock.

GOLF TRUST OF AMERICA, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2009

INDEX

PART I.   FINANCIAL INFORMATION

1

Item 1.    Financial Statements

1

Condensed Consolidated Balance Sheets as of  September 30, 2009 (unaudited) and
December 31, 2008

1

Condensed Consolidated Statement of Operations (unaudited) for the Three and Nine Months
Ended September 30, 2009 and 2008

2

Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months
Ended September 30, 2009 and 2008

4

Notes to Condensed Consolidated Financial Statements

5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.    Controls and Procedures

17

PART II.   OTHER INFORMATION

18

Item 1.    Legal Proceedings

18

Item 1A.  Risk Factors

18

Item 2.    Unregistered Sales of Equity Securities and Use of proceeds

18

Item 3.    Defaults upon Senior Securities

18

Item 4.    Submission of Matters to a Vote of Security Holders

18

Item 5.    Other Information

18

Item 6.    Exhibits

18

Signatures

20

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

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,012,412	$8,001,878
Note receivable – current portion	133,333	—
Other current assets	59,569	44,775
Current assets of discontinued operations	—	516,531
Total current assets	7,205,314	8,563,184
Note receivable, net of current portion	113,912	228,936
Property and equipment, net	1,044,986	1,047,668
Non-current assets of discontinued operations	—	3,910,357
Total assets	$8,364,212	$13,750,145
LIABILITIES
Current liabilities:
Accounts payable	$48,564	$32,940
Accrued expenses and other liabilities	69,427	60,276
Current liabilities of discontinued operations	—	4,696,312
Total current liabilities	117,991	4,789,528
Non-current liabilities of discontinued operations	—	805,433
Total liabilities	117,991	5,594,961
Commitments and contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,935,653	8,803,418
Accumulated deficit	(762,604)	(721,406)
Total stockholders’ equity	8,246,221	8,155,184
Total liabilities and stockholders’ equity	$8,364,212	$13,750,145

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Revenues	$—	$—
Expenses
General and administrative	401,982	412,240
Total expenses	401,982	412,240
Operating loss	(401,982)	(412,240)

Other income (expense)
Interest income, net	19,190	37,197

Loss from continuing operations before income tax provision	(382,792)	(375,043)
Income tax provision	—	—
Net loss from continuing operations	(382,792)	(375,043)

Discontinued operations:
Loss from discontinued operations	—	(300,303)

Net loss	$(382,792)	$(675,346)

Basic and diluted loss per share
From continuing operations	$(.05)	$(.05)
From discontinued operations	—	(.04)
Net loss	$(.05)	$(.09)
Weighted average number of shares—basic	7,317,163	7,317,163
Weighted average number of shares—diluted	7,317,163	7,317,163

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (continued)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues	$—	$—
Expenses:
General and administrative	1,146,761	1,344,017
Total expenses	1,146,761	1,344,017
Operating loss	(1,146,761)	(1,344,017)
Other income (expense):
Other income	—	1,641,176
Other expenses	—	(6,300)
Interest income, net	77,485	153,731
Other income, net	77,485	1,788,607
Income (loss) from continuing operations before income tax provision	(1,069,276)	444,590
Income tax provision	—	—
Net income (loss) from continuing operations	(1,069,276)	444,590

Discontinued operations:
Loss from discontinued operations	(130,336)	(575,850)
Gain on sale of discontinued operations	1,158,414	—
Net income (loss) from discontinued operations	1,028,078	(575,850)

Net loss	$(41,198)	$(131,260)

Basic and diluted earnings (loss) per share:
From continuing operations	$(.15)	$.06
From discontinued operations	.14	(.08)
Net loss	$(.01)	$(.02)
Weighted average number of shares—basic	7,317,163	7,317,163
Weighted average number of shares—diluted	7,317,163	7,317,163

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(41,198)	$(131,260)
Net income (loss) from discontinued operations	1,028,078	(575,850)
Net income (loss) from continuing operations	(1,069,276)	444,590
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	132,235	108,079
Gain on legal settlement	—	(1,463,922)
Depreciation	2,682	1,808
Non-cash interest income	(18,309)	(22,048)
Other changes in operating assets and liabilities	12,982	(285,827)
Net cash used in continuing operating activities	(939,686)	(1,793,170)
Net cash provided by discontinued operating activities including gain on sale of approximately $1,158,000 and -0- , respectively	14,325	679,546
Net cash used in operating activities	(925,361)	(1,113,624)

Cash flows from investing activities:
Decrease in notes receivable	—	100,000
Proceeds from escrow	—	2,000,000
Capital expenditures	—	(15,995)
Net cash provided by continuing investing activities	—	2,084,005
Net cash provided by discontinued investing activities including net proceeds from disposal of property and equipment of $4,100,000 (less certain deductions of $64,105) and -0-, respectively	4,035,895	(101,763)
Net cash provided by investing activities	4,035,895	1,982,242
Cash flows from financing activities:
Net cash used in continuing financing activities	—	—
Net cash used in discontinued financing activities including principal payments under credit agreement of $4,100,000 and -0-, respectively	(4,100,000)	(28,335)
Net cash used in financing activities	(4,100,000)	(28,335)
Net (decrease) increase in cash and cash equivalents	(989,466)	840,283
Cash and cash equivalents, beginning of period	8,001,878	7,398,555
Cash and cash equivalents, end of period	$7,012,412	$8,238,838
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$14,178	$234,548
Non-cash transactions:
Gain on legal settlement:
Note receivable	$—	$431,580
Land and value of timber	$—	$1,032,342

See accompanying notes to condensed consolidated financial statements.

GOLF TRUST OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

1.

Organization, Termination of the Plan of Liquidation, Sale of Stonehenge, Alternative Business Strategies and Other Matters

Organization and Termination of Plan of Liquidation

Golf Trust of America, Inc. (the “Company”) was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”). In May 2001, after consideration of various strategic alternatives, the Company approved a Plan of Liquidation (the “POL”). As a result, the Company adopted the liquidation basis of accounting. Subsequent to adoption of the POL, the Company sold 45 of its 47 golf courses. After consideration of its current strategic alternatives, the Board adopted a resolution approving the termination of the POL advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiatives.  See further discussion below under Alternative Business Strategies.

Alternative Business Strategies

The Board has not limited the types of alternative growth strategies that it has considered. Emphasis has been placed on areas of historical Company expertise, as well as that of our management and board of directors. See Note 9, Income Taxes, regarding discussion of net operating loss carryforwards in a business combination. On October 6, 2009, the Company entered into an Agreement and Plan of Merger with Pernix Therapeutics, Inc. ("Pernix”). See Note 10, Subsequent Events, for further discussion.

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

At September 30, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4).

2.

Basis of Presentation

Interim Statements

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”) and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X for smaller reporting companies. These condensed consolidated financial statements have not been audited by a registered independent public accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the financial information for such periods. These results are not necessarily indicative of results for any other interim period or for the full year.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. The Company’s management believes that the disclosures included in the accompanying interim condensed consolidated financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2008, filed on March 20, 2009. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but does not include all information and footnotes required by GAAP for a complete set of financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental GAAP, superseding existing FASB, AICPA, EITF, and related literature. Prospectively, only one level of authoritative GAAP will exist, excluding the guidance issued by the Securities and Exchange Commission (SEC). All other literature will be non-authoritative. The Codification does not change GAAP but instead reorganizes the U.S. GAAP pronouncements into accounting Topics, and displays all Topics using a consistent structure. As the Codification does not change GAAP, it did not have a material impact on our financial statements. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.

Subsequent Events

In May 2009, the FASB issued new guidance regarding subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the new guidance during the second quarter of 2009, and its application had no impact on our condensed consolidated financial statements. We evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued, which was November 3, 2009.

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

Stock based compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period in accordance with GAAP. See Note 7.

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings (loss) per share are computed by dividing net income (loss) (after deducting any dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period, including potentially dilutive shares such as options and warrants to purchase shares of common stock at various amounts per share. For the three and nine months ended September 30, 2009, the loss per share were the same for basic and diluted since the effect of the options would have been anti-dilutive due to the fact that there was a loss for both of these periods.

Discontinued Operations

As discussed in Note 1 above, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 and closed on the disposition of Stonehenge on January 23, 2009. Therefore, in accordance with GAAP, the operations of Stonehenge are accounted for as discontinued operations as of the signing of this agreement.

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

3.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the accounting literature contains three levels as follows:

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

In addition, GAAP requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

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

The Company has a note receivable with a balance at September 30, 2009 of approximately $247,000 which is measured at fair value on a nonrecurring basis and is classified as Level 3.

4.

Property and Equipment

Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Land	$1,032,342	$1,032,342
Equipment general	18,061	18,061
	1,050,403	1,050,403
Less accumulated depreciation	(5,417)	(2,735)
	$1,044,986	$1,047,668

Depreciation expense amounted to approximately $900 and $800 for the three months ended September 30, 2009 and 2008, respectively, and $2,700 and $1,800 for the nine months ended September 30, 2009 and 2008, respectively. Other land includes the estimated fair value of 116.78 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints) of approximately $1,032,000.

5.

Receivables

Note receivable

The note receivable of approximately $247,000 represents the estimated net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on February 1, 2008. The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 in total scheduled payments. The scheduled payments are $100,000 due on May 31, 2008 (which was received as scheduled) followed by a payment of approximately $133,000 due on January 1, 2009 (which was received on December 31, 2008) and subsequent payments due January 1, 2010 and 2011, respectively. This balance accretes over the term of this note using an interest rate of approximately 10%. The accretion is recorded in interest income.

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

Summary results of discontinued operations for the period January 1, 2009 to January 22, 2009 and for the year ended December 31, 2008.

	Period January 1, 2009 to January 22, 2009	Year Ended December 31, 2008
Revenues from discontinued operations	$148,829	$4,064,669

Net loss from discontinued operations before income tax provision	$(130,336)	$(716,308)

Loss from discontinued operations, net of tax	$(130,336)	$(716,308)

Gain on sale of discontinued operations, net of tax	$1,158,414	$—

7.

Stock Based Compensation

The compensation committee of the board of directors determines compensation, including stock options and awards. Options are generally awarded with the exercise price equal to the closing NYSE AMEX price on the respective grant date, as specified by the Compensation Committee, and become exercisable in three to five years.

The Company’s 2007 Stock Option Plan, which is stockholder approved, permits the grant of share options and shares to its employees for up to 700,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. These option awards generally vest ratably over three years and have three to five year contractual terms from the vesting date. Any options issued to employees who are subsequently terminated do not expire early as a result of termination but expire pursuant to their contractual terms at issuance. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Option Plan) or by resolution of the board of directors.

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date. As of September 30, 2009, there are 40,000 options outstanding under the 1997 Non-Employee Director’s Plan and 20,000 options outstanding under the 1997 General Plan.

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

	Nine Months Ended
	September 30, 2009	September 30, 2008
Risk free interest rate	1.62%	2.69%
Expected average life	3.5 years	4 years
Expected volatility	67%	54%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

A summary of option activity under our stock option plans for the nine months ended September 30, 2009 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted Average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at December 31, 2008	565,000	$4.08
Plus options granted	215,000	1.03
Less:
Options canceled or expired	(20,000)	24.50
Options outstanding at September 30, 2009	760,000	2.68	3.4	$144,600
Options exercisable at September 30, 2009	221,666	$5.29	1.8	$—

Stock-based compensation expense included in the condensed consolidated statement of operations is approximately $46,000 and $37,000 for the three months ended September 30, 2009 and 2008 and approximately $132,000 and $108,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there is approximately $271,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.8 years. During the three months ended September 30, 2009, no options were issued, vested, exercised or expired. During the nine months ended September 30, 2009, 70,003 options vested, no options were exercised and 20,000 options expired.  The vesting of these options accelerates upon change of control under certain circumstances and the Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term.

With respect to the options awarded to the independent Board members on March 4, 2009, one of the four independent Board members elected to receive the cash equivalent of the stock options paid out over the three year vesting period instead of receiving stock options, as permitted by the Compensation Committee, due to the stock ownership restrictions and their applicability to his current stock ownership percentage. The cash equivalent of the estimated grant-date fair value of these options of approximately $19,000 is recorded as a board fee expense and is included in accrued liabilities as of September 30, 2009. This amount will be paid out ratably on the vesting dates of March 5, 2010, 2011 and 2012 unless earlier subject to accelerated vesting as described above.

8.

Other Income

For the nine months ended September 30, 2008, the Company recognized other income of approximately $1,641,000 which primarily represents the gain from the settlement of certain litigation formerly known as the Young Complaints. In connection with the settlement, a note receivable that was recorded at its estimated net present value at that time of approximately $432,000 (see Note 3) and undeveloped land that was recorded at its estimated fair value of $1,032,000 (see Note 4). Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to a property which had previously owned known as the Innisbrook Resort and Golf Club.

9.

Income Taxes

As of September 30, 2009 and December 31, 2008, the Company has approximately $85 million of federal income tax net operating loss carryforwards (NOLs) for both periods, which may be utilized to offset taxable income generated in future years which are included in deferred income tax assets for the respective periods. The Company recorded a valuation allowance for these carryforwards. The Company had pre-tax net losses of approximately $41,000 and $131,000 for the nine months ended September 30, 2009 and 2008, respectively. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2029 tax year. It is possible that some or all of these NOLs could be utilized by the surviving corporation in a business combination and could make the Company a more attractive potential business partner. However, the use of NOLs is subject to numerous rules and regulations, including limitations resulting from a more than 50% change in ownership, which can substantially reduce the amount of NOLs that are ultimately available to offset income in subsequent years. A change in ownership could result in an effective loss of the Company’s NOLs. In addition, should an ownership change of control be deemed to have occurred, the Company may be limited by industry or line of business in its ability to successfully utilize existing NOLs.

While a final determination has yet to occur, the contemplated Pernix transaction (see Note 10 below) may limit the Company’s ability to utilize the NOLs.

10.

Subsequent Events

As noted above in Note 1, Organization, Termination of the Plan of Liquidation, Sale of Stonehenge, Alternative Business Strategies and Other Matters, on October 6, 2009, the Company entered into an Agreement and Plan of Merger with Pernix. Under the Agreement, a wholly owned subsidiary of the Company will merge with Pernix and GTA will issue 41,800,000 shares of the Company’s common stock to Pernix’s stockholders, representing approximately 84% of the combined company’s outstanding common stock on a fully diluted basis. On the closing date of the Agreement, (i) Pernix will become a wholly owned subsidiary of the Company, (ii) the President of Pernix will be appointed President and Chief Executive Officer of the Company and (iii) the Company’s Board will be reconstituted, with three Board members selected by Pernix and two existing directors of the Company retained.

The transaction is subject to approval by the Company’s stockholders, regulatory approvals and other customary closing conditions. Upon closing, it is anticipated that the combined company will adopt the name Pernix Therapeutics Holdings, Inc. The Company will pursue approval from NYSE Amex for continued listing status, which is a condition to closing.

On October 9, 2009, in consideration of the Company’s minimal number of employees and the pending merger with Pernix, the Company’s Board voted to terminate its 401k plan as an employee benefit.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Golf Trust of America, Inc. was incorporated in Maryland on November 8, 1996. We had been engaged in a liquidation of our assets pursuant to a plan of liquidation approved by our stockholders. As of November 3, 2009, our only remaining real estate asset is the undeveloped land obtained in the settlement of certain litigation formerly known as the Young complaints. However, as previously announced and described more fully below, we have recently entered in to an Agreement and Plan of Merger with Pernix Therapeutics, Inc. (“Pernix”) as a strategic option to maximize stockholder value.

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

The Board believes that the termination of the POL affords the Company flexibility in maximizing value for its stockholders. Operating the Company as a going concern outside of the POL allows the Company to pursue alternative business strategies, including a merger, capital stock exchange, asset acquisition or other growth initiative which resulted in the execution of the Agreement and Plan of Merger noted above. The Board was still permitted to pursue the sale of the Company’s last golf course asset, Stonehenge (which closed on January 23, 2009 and is discussed in further detail in Note 1 of Item 1 in this Quarterly Report) and/or consider the liquidation of the Company in the event that it is unable to affect a viable alternative, but it would no longer be required to do so by the terms of the POL. Subsequent to the termination of the POL, we had continued to own and operate Stonehenge, which had approximately 880 members, until the closing of the sale of Stonehenge on January 23, 2009. Concurrently, we placed renewed emphasis on initiatives to resume corporate growth in an effort to create value for stockholders. The Board has not limited the types of alternative growth strategies it has considered. Emphasis was placed on areas of our historical expertise, as well as that of our management and board of directors.

On October 6, 2009, we entered into an Agreement and Plan of Merger with Pernix. Under the Agreement, a wholly owned subsidiary of the Company will merge with Pernix and we will issue 41,800,000 shares of our common stock to Pernix’s stockholders, representing approximately 84% of the combined company’s outstanding common stock on a fully diluted basis. On the closing date of the Agreement, (i) Pernix will become a wholly owned subsidiary of the Company, (ii) the President of Pernix will be appointed President and Chief Executive Officer of the Company and (iii) our Board will be reconstituted, with three Board members selected by Pernix and two of our existing directors will be retained.

The transaction is subject to approval by the Company’s stockholders, regulatory approvals and other customary closing conditions. Upon closing, it is anticipated that the combined company will adopt the name Pernix Therapeutics Holdings, Inc. The Company will pursue approval from NYSE Amex for continued listing status, which is a condition to closing.

There can be no assurance that we will successfully close this transaction. We have limited financial and management capacity, are competing with organizations possessing far greater resources, and are subject to specific industry and macro economic factors, many of which may prove outside of our control or sphere of influence.

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

At September 30, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4).

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

On October 9, 2009, in consideration of the Company’s minimal number of employees and the pending merger with Pernix, the Company’s Board voted to terminate its 401k plan as an employee benefit.

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company's common stock. Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock. No shares have been repurchased under this authorization as of November 3, 2009.

Executive Summary

We reported net losses of approximately $383,000 ($0.05 per basic share) and $675,000 ($0.09 per basic share) for the three months ended September 30, 2009 and 2008, respectively, and net losses of approximately $41,000 ($0.01 per basic share) and $131,000 ($0.02 per basic share) for the nine months ended September 30, 2009 and 2008, respectively.

The net loss for the three months ended September 30, 2009 is primarily due to approximately $402,000 in public company operating costs of the corporate office and costs associated with identifying a merger with Pernix as a viable strategic alternative and executing the related agreement. These costs were offset by interest income of approximately $19,000. The net loss for the three months ended September 30, 2008 is a result of $412,000 in public company operating costs of the corporate office and the net loss from the discontinued operations of Stonehenge of approximately $300,000 offset by interest income of approximately $37,000.

The net loss for the nine months ended September 30, 2009 of approximately $41,000 is primarily due to approximately $1,146,000 in public company operating costs of the corporate office and costs associated with identifying a merger with Pernix as a viable strategic alternative and executing the related agreement and the net loss from the discontinued operations of Stonehenge of approximately $130,000 offset by the gain on the sale of the discontinued operations of Stonehenge of approximately $1,158,000 plus interest income of approximately $77,000.

The net loss for the nine months ended September 30, 2008 of approximately $131,000 was primarily due to approximately $1,344,000 in public company operating costs of the corporate office, the net loss from the discontinued operations of Stonehenge of approximately $576,000 and other expenses of approximately $6,000 offset by approximately $1,464,000 recognized from the settlement of certain litigation formerly known as the Young Complaints. Further, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to the Innisbrook Resort and Golf Club, or the Resort, which we owned until it was sold on July 16, 2007. We also recognized interest income of approximately $154,000.

Results of Operations

For the three months ended September 30, 2009, operating expenses from the continuing operations of the Company totaled approximately $402,000 consisting of approximately $1,000 in depreciation expense and $401,000 in operating expenses of the corporate office. The Corporate office expenses primarily consisted of approximately (i) $14,000 in tax, audit and accounting consulting fees, (ii) $103,000 in salary and benefits, (iii) $39,000 in insurance, (iv) $46,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (v) $22,000 for shareholder related expenses such as shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vi) $27,000 in other fees and operating expenses such as rent and utilities, travel and other miscellaneous operating expenses and (vii) $150,000 in expenses related to efforts to identify and qualify potential merger/acquisition candidates including legal, travel, consulting, fairness opinion fee and other miscellaneous expenses.

For the three months ended September 30, 2008, operating expenses from the continuing operations of the Company totaled approximately $412,000 in operating expenses consisting of approximately $1,000 in depreciation expense and $411,000 in operating expenses of the corporate office. The corporate office expenses primarily consisted of approximately (i) $47,000 in tax, audit and accounting consulting fees, (ii) $100,000 in salary and benefits, (iii) $16,000 in legal fees, (iv) $48,000 in insurance, (v) $37,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $15,000 for shareholder related expenses such as shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vii) $140,000 in settlement fees to resolve certain ligation, (viii) $32,000 in other fees and operating expenses such as rent, utilities, technology support, certain annual taxes and fees and other miscellaneous operating expenses offset by (ix) the reimbursement of taxes paid with the Company’s filing of its extension for its corporate income tax return of approximately $24,000.

For the nine months ended September 30, 2009, operating expenses from the continuing operations of the Company totaled approximately $1,147,000 consisting of approximately $3,000 in depreciation expense and $1,144,000 in operating expenses of the corporate office. The Corporate office expenses primarily consisted of approximately (i) $125,000 in tax, audit and accounting consulting fees, (ii) $310,000 in salary and benefits, (iii) $47,000 in legal fees, (iv) $117,000 in insurance, (v) $132,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $111,000 for shareholder related expenses such as shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vii) $84,000 in other fees and operating expenses such as rent, utilities, technology support, travel and other miscellaneous operating expenses and (viii) $218,000 in expenses related to efforts to identify and qualify potential merger/acquisition candidates including legal, travel, consulting, fairness opinion fee and other miscellaneous expenses.

For the nine months ended September 30, 2008, operating expenses from the continuing operations of the Company totaled approximately $1,344,000 in operating expenses consisting of approximately $2,000 in depreciation expense and $1,342,000 in operating expenses of the corporate office. The corporate office expenses primarily consisted of approximately (i) $230,000 in tax, audit and accounting consulting fees, (ii) $364,000 in salary and benefits, (iii) $93,000 in legal fees, (iv) $146,000 in insurance, (v) $108,000 in stock option expense (see Note 7 of Item 1 to this Quarterly Report), (vi) $104,000 for shareholder related expenses such as shareholder transfer agent fees, NYSE AMEX fees, board fees and printing costs for SEC required reports, (vii) $183,000 in settlement fees and expenses to resolve certain claims, (viii) $138,000 in other fees and operating expenses such as rent, utilities, technology support, travel and other miscellaneous operating expenses offset by (ix) the reimbursement of taxes paid with the Company’s filing of its extension for its corporate income tax return of approximately $24,000.

Income Taxes

The Company had pre-tax net losses of approximately $41,000 and $131,000 for the nine months ended September 30, 2009 and 2008, respectively. Included in deferred income tax assets as of September 30, 2009 and December 31, 2008 are Federal and state operating loss carryforwards of approximately $85 million for both periods. The Company recorded a valuation allowance for these carryforwards. These net operating losses expire at various dates beginning with the 2021 tax year and ending with the 2029 tax year.

While a final determination has yet to occur, the contemplated Pernix transaction may limit the Company’s ability to utilize the NOLs.

Liquidity and Capital Resources

At September 30, 2009, our cash balance was approximately $7,012,000. No cash proceeds were retained from the sale of Stonehenge as the purchase price was $4,100,000 and the outstanding balance under our Textron revolving line of credit for which Stonehenge served as collateral was $4,100,000 (see further discussion below). The promissory note that was executed in the settlement of the Young Complaints has scheduled payments as follows: (a) $100,000 principal due and paid on May 31, 2008; (b) approximately $133,000 principal due on January 1, 2009 which was paid December 31, 2008; (c) approximately $133,000 principal due on January 1, 2010; and (d) approximately $134,000 principal due on January 1, 2011. In the event these installments are not received timely, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board continues to assess future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 117 acres of undeveloped land in Charleston County, South Carolina) which could provide additional liquidity. Due to the current low interest rates, we realize only a nominal amount of interest income on our cash balances at the present time.

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

We currently intend to pay corporate overhead in 2009 from current cash balances. During 2008, several cost reduction initiatives were implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the plan of liquidation, reduction of Board fees, consolidation of office space, reduction of staff and elimination of certain services. However, the corporate overhead expense for 2009 is impacted by the expenses incurred to seek candidates and perform diligence for an acquisition or other growth initiative and will be further impacted if we are successful in completing the merger with Pernix.

We believe that we possess adequate liquidity and capital resources to conduct our operations. In the event that we are unable to close the merger transaction with Pernix and we pursue an acquisition or other strategic alternative requiring significant capital investment, it is anticipated that funding will be provided by cash on hand, equity issuance, debt issuance, commercial credit facilities or a combination of the aforementioned.

The Board has not limited the types of alternative growth strategies it has considered. Emphasis was placed on areas of our historical expertise, as well as that of our management and board of directors. The contemplated merger with Pernix is a stock exchange and will not require an additional capital investment.

Off Balance Sheet Arrangements

As of September 30, 2009, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation

Inflation has not historically had a significant impact on us. Now that we no longer own any golf course assets, we are subject to the risks that our costs of operations will increase and we will be unable to offset those increases with cost saving measures.  However, until we complete the contemplated merger with Pernix or make another acquisition, the impact of inflation should continue to be insignificant.

Seasonality

Now that we have sold Stonehenge, until we complete the contemplated merger with Pernix or make another acquisition, the impact of seasonality should continue to be insignificant.

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

As of September 30, 2009, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2009.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

10.1.2+

First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Michael Pearce dated as of April 26, 2009 (previously filed as Exhibit 10.1.2 to our company’s Quarterly Report on Form 10-Q, filed on May 14, 2009, and incorporated herein by reference).

10.2

Agreement and Plan of Merger By and Among Golf Trust of America, Inc., GTA Acquisition, LLC and Pernix Therapeutics, Inc. dated as of October 6, 2009 (previously filed as Exhibit 10.1 to our company’s Report on Current Report on Form 8-K, filed on October 7, 2009, and incorporated herein by reference).

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

GOLF TRUST OF AMERICA, INC.

Date:	November 3, 2009	By:	/s/ MICHAEL C. PEARCE
Michael C. Pearce Chief Executive Officer and President

Date:	November 3, 2009	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer and Secretary

20