Form 10-K
period 2009-12-31
GOLF TRUST OF AMERICA INC
filed 2010-02-24
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______ to _______

Commission file number: 001-14494.

Golf Trust of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

10 North Adger’s Wharf Charleston, SC 29401	(843) 723-4653
(Address of principal executive offices) (Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE Amex
Preferred Stock Purchase Rights	NYSE Amex

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

On February 22, 2010, the registrant Golf Trust of America, Inc., or GTA, had 7,317,163 shares of its common stock outstanding. On June 30, 2009, which was the last business day of GTA’s most recently completed second fiscal quarter, GTA’s public float was approximately $5,417,997 (based on 4,334,398 shares of common stock then held by non-affiliates and a closing price that day of $1.25 per share of common stock on the NYSE Amex ). These public float calculations exclude shares held on the stated dates by GTA’s officers, directors and 10% or greater stockholders. (Exclusion from these public float calculations does not imply affiliate status for any other purpose.)

Documents Incorporated By Reference: Certain exhibits to GTA’s prior reports on Forms 10-K, 10-Q and 8-K, Registration Statements of Employee Stock Purchase Plan and Employee Stock Option Plans on Forms S-8 (nos. 333-46659 and 333-46657), and Registration Statements on Form S-11 (nos. 333-15965 and 333-36847) are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 31.

GOLF TRUST OF AMERICA, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2009

i

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this Annual Report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to our company and speak only as of the date on which this report was filed with the Securities Exchange Commission, or SEC. Our continued internet posting or subsequent distribution of this dated Annual Report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward- looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is difficult to predict the ultimate impact on the Company of the pending merger or if it will close as and when anticipated.  Accordingly, our projections in this Annual Report are subject to uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.

ii

  PART I

ITEM 1.     BUSINESS

Significant Events Since the Filing of Our Last Quarterly Report

The only significant event occurring since November 3, 2009 (the filing date of our Form 10-Q for the third quarter of 2009)  is our filing of a definitive proxy statement February 8, 2010 asking our shareholders to approve the proposed merger and the related 2 for 1 reverse stock-split with Pernix Therapeutics, Inc. (“Pernix”) and several other related matters.   For further details regarding this merger, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

General Description of Our Business

GTA was originally formed to capitalize upon consolidation opportunities in the ownership of upscale golf courses throughout the United States.  Incorporated in Maryland on November 8, 1996, we were structured as an “UPREIT,” which is a structure in which a publicly held REIT acts as general partner of an operating partnership.  From 1997 through 1999, we acquired interests in 47 golf courses.  However, we have not qualified as a REIT since 2002.  Our interests in the golf courses were held through Golf Trust of America, L.P., a Delaware limited partnership that we control, and through other wholly-owned subsidiaries of GTA and Golf Trust of America, L.P.  We refer to this partnership and its subsidiaries as our operating partnership.  In this Annual Report, the term “Company,” “we” or “us” generally includes GTA, the operating partnership and all of our subsidiaries.

On February 25, 2001, our board of directors adopted, and on May 22, 2001, the holders of our common and preferred stock approved, a plan of liquidation (the “POL”) for GTA. The POL contemplated the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorized us to establish a reserve to fund our contingent liabilities.   Subsequently, we sold all 47 (18-hole equivalent) golf courses in which we once held interests.  On January 23, 2009, we completed the sale of the Wildwood Country Club and the Country Club of Woodcreek Farms by a wholly-owned subsidiary, GTA-Stonehenge, LLC, for approximately $4,100,000.  GTA-Stonehenge, LLC had an approximately $4,100,000 outstanding debt which was retired with the proceeds of that sale.  Since that date, we have not owned any golf properties or had any material corporate debt, and we have been focused on the process of examining other strategic opportunities. As of December 16, 2009, our only remaining real estate asset is approximately 118 acres of undeveloped land, also containing commercially harvestable timber, in Charleston County, South Carolina, which we obtained in the legal settlement of a matter referred to as the Young Complaints.

At December 31, 2009, our cash balance was approximately $6,714,000.  We also expect to continue to receive cash payments pursuant to a promissory note which was executed in the settlement of the Young Complaints  due in installments of $100,000 due May 31, 2008, and three annual payments of $133,333 commencing on January 1, 2009.  The Company agreed to extend the due date for $66,333 of the January 1, 2010 installment to May 1, 2010.  In the event the balance of the note is not paid in full by January 1, 2011, the note provides for an additional installment of approximately $3,377,000 in principal, plus interest.  Also, the board continues to assess future plans for the land in Charleston County, South Carolina, which could provide additional liquidity.  Due to the current low interest rates, we realize only a nominal amount of interest income on our cash balances at the present time.

Our executive offices are located at 10 North Adger’s Wharf, Charleston, South Carolina 29401 and our telephone number is (843) 723-GOLF (4653).

Employees

At February  22, 2010, our only three employees were the two corporate full-time employees (our Chief Executive Officer and our Chief Financial Officer) and one part-time corporate accounting supervisor. Our staff has been downsized as part of the cost reduction initiatives related to our corporate overhead. We are the co-employer of our employees as we lease the employees’ services from an independent employee leasing company, or a “professional employer organization.”

Environmental Matters

As of January 23, 2009, we no longer owned any golf properties and, therefore, disclosure under Environmental Matters is not applicable. We do own a parcel of undeveloped land but are not aware of any environmental matters as it relates to this asset.

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

We may be confronted by significant challenges  as we attempt to grow our operations.

If the merger with Pernix Therapeutics, Inc. and the merger-related proposals in the proxy statement we have submitted to our shareholders in connection with the merger are not approved by our shareholders, we will continue to seek to grow within areas of historical expertise and areas that our management considers to be of logical interest, but will also pursue acquisitions and other business combinations.  While we believe that there are numerous potential target businesses that we could evaluate and pursue, our ability to consummate a transaction may be limited by our available financial resources.  We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We may also issue shares of common stock, preferred stock or debt securities to complete a business combination.  We may grant options or other equity awards to our new management or the management of a target business in a business combination, both of which would reduce the equity interest of our current stockholders and could cause a change in control.

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

Our ability to utilize NOLs to offset future taxable income will be reduced significantly, or eliminated, as a result of the proposed merger with Pernix Therapeutics, Inc.  This reduction may be greater in this merger than for other possible combinations.

We currently have approximately $85 million in federal income tax net operating losses (NOLs).  How much a combination like a merger reduces the ability to utilize NOLs to offset future taxes varies depending on the businesses, assets and share ownership of the of the combining companies and transaction terms.  We believe the reduction in our ability to utilize NOLs to reduce future taxable income will be greater in connection with this proposed merger than would be the case with some possible alternative combinations.  The factors that will affect the reduction in our ability to utilize our NOLs to reduce future taxes are (i) whether a 50% or greater change in ownership by current 5% stockholders occurs (ii) whether the percentage of total assets consisting of assets not used in the business exceeds 33-1/3% and (iii) whether the combined company continues to operate GTA's historical business for at least two years.  The reasons we believe these factors will result in substantial reduction of the combined company's ability to utilize GTA's NOLs, and the probable amounts of such reductions, are described in our proxy statement relating to the Special Meeting of Stockholders filed with the Securities and Exchange Commission on February 8, 2010.

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

If we cease to meet NYSE Amex listing standards in the future, the NYSE Amex could delist our securities from quotation on its exchange, which could limit investors’ ability to complete transactions in our securities and cause a decline in the trading price of our common stock.

Our common stock is listed on the NYSE Amex.  The delisting of our common stock from trading on the NYSE Amex could have adverse consequences, including a limited availability of market quotations for our common stock, a reduction in the amount of news coverage for us, a decreased ability to issue additional securities or obtain additional financing in the future, reduced attractiveness as a business combination partner, and a decline in the trading price of our common stock.

If we are unable to retain certain key executives, our financial results may be negatively impacted, as well as our ability to remain a timely filer.

Our ability to continuously maintain operations depends to a large extent on the experience and ability of our Chairman, President and Chief Executive Officer, Michael C. Pearce.  We believe that a loss of Mr. Pearce’s services could materially harm our ability to maximize existing assets and develop avenues for expansion.

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

If we are unable to retain these two key executives, ordinary business operations and regulatory compliance timeliness may be jeopardized.  Additionally, we anticipate that if we do not complete the proposed merger, our ability to retain these two key employees, and attract new, valuable employees, may be further hindered.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.     PROPERTIES

As of January 23, 2009, we no longer own any golf course properties. Property holdings as of February 22, 2010, consist of approximately 118 acres of undeveloped land in Charleston County, South Carolina (which we obtained titled to on March 5, 2008 in the final settlement of certain litigation known as the Young Complaints).

ITEM 3.     LEGAL PROCEEDINGS

We currently do not have any outstanding legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold an Annual Meeting of Stockholders in 2009 due to the pending merger with Pernix Therapeutics, Inc. and the related Special Meeting of Stockholders currently scheduled to be held March 8, 2010.  The directors appointed to the board of the combined company following consummation of the merger will serve until our 2010 Annual Meeting of Stockholders.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE Amex under the symbol “GTA.” Since our inception, we completed two underwritten public offerings. On February 22, 2010, the most recent practicable date prior to the filing of this Annual Report, the closing price of our common stock as reported on the NYSE Amex was $1.91 per share. The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of our common stock as quoted on the NYSE Amex.

	Price range of common shares
	High	Low
2008:
First Quarter	2.27	1.11
Second Quarter	1.99	1.45
Third Quarter	1.87	1.35
Fourth Quarter	1.50	.30
2009:
First Quarter	1.36	0.85
Second Quarter	1.49	1.03
Third Quarter	1.85	1.21
Fourth Quarter	2.87	1.68

Stockholder Information

On February 22, 2010, we had 7,317,163 shares of common stock outstanding.  As of February 22, 2010, those shares were held of record by 68 registered holders and by an estimated 811 beneficial owners.

Dividends

We did not make any distributions for the year ended December 31, 2009.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities since the filing of our 2008 Annual Report on Form 10-K on March 20, 2009.

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

Overview

Golf Trust of America, Inc. was incorporated in Maryland on November 8, 1996. As previously discussed, on February 25, 2001, our board of directors adopted, and on May 22, 2001, the holders of our common and preferred stock approved, the POL for GTA. The POL contemplated the sale of all of our assets and the payment of, or provision for, our liabilities and expenses, and authorized us to establish a reserve to fund our contingent liabilities.   Subsequently, we sold all 47 (18-hole equivalent) golf courses in which we once held interests.  As of February 22, 2010, our only remaining real estate asset is the undeveloped land obtained in the settlement of certain litigation formerly known as the Young complaints.  However, as previously announced and described more fully below, we have recently entered in to an Agreement and Plan of Merger with Pernix Therapeutics, Inc. (“Pernix”) as a strategic option to maximize stockholder value.

Termination of the Plan of Liquidation and Execution of Merger Agreement

The Board adopted a resolution declaring that the termination of the Plan of Liquidation, or the POL, was in the best interest of the Company’s stockholders and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007.

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

At December 31, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (see Note 4 to our Notes to Consolidated Financial Statements in Item 15 of this Annual Report).

 The operations of Stonehenge are accounted for as discontinued operations as of the signing of the purchase and sale agreement on September 26, 2008. The title to Stonehenge was held by Golf Trust of America, L.P., a Delaware limited partnership and the Company’s operating partnership.

Other Matters

On March 3, 2009, the Company received certification of inadvertent acquisition from Odyssey Value Advisors, LLC, pertaining to Company shares acquired in excess of a threshold described in the Shareholder Rights Agreement of 1999. On March 9, 2009, the Company board of directors, with William Vlahos recused due to his position as general partner of Odyssey, unanimously approved a resolution to accept the certification of inadvertent acquisition from Odyssey. The aforementioned resolution incorporates modification to vesting schedule for stock options originally issued on January 23, 2008, to Mr. Vlahos for service as a member of the board of directors. This modification specifies that said options will vest upon the later to occur of (a) the date on which such vesting would not cause Odyssey to become an Acquiring Person under the Rights Agreement, and (b) the date on which such options would have vested in accordance with the original vesting schedule.

On October 9, 2009, in consideration of the Company’s minimal number of employees and the pending merger with Pernix, the Company’s Board voted to terminate its 401k plan as an employee benefit and the plan assets were distributed as instructed by the participants as of December 31, 2009.

Stock Repurchase Authorization

On November 11, 2008, the Company’s Board of Directors authorized the repurchase of up to $500,000 in shares of the Company's common stock.  Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be returned to the status of authorized but un-issued shares of common stock.  No shares have been repurchased under this authorization as of February 22, 2010.

Application of Critical Accounting Policies

Long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  This analysis is highly subjective. If the property and circumstances indicate the carrying amount of an asset may not be recoverable, the asset is considered to be impaired.  If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.  During 2009, we recognized an impairment charge of approximately $80,000 on the Company’s only remaining real estate asset.

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

Stock based compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. In December 2004, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 718, Accounting for Stock Options and Other Stock Based Compensation, which was effective for interim and annual reporting periods beginning after December 15, 2006.  As discussed in Note 7 to the Notes to the Company’s Consolidated Financial Statements, the Company uses the Black-Sholes-Merton model to calculate the value of the option.  Several inputs utilized in this calculation are subjective.  ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

Recent Accounting Pronouncements

See Note 2—“Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

Discontinued Operations

As discussed in Note 1 of our Notes to Consolidated Financial Statements in Item 15 of this Annual Report, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008; therefore, the operations of Stonehenge were accounted for as discontinued operations as of the signing of this agreement.

Membership Initiation Fees - Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that were refundable (without interest) based on specific conditions generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may have been refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds was $317,000, which was recorded as an accrued liability at December 31, 2008.  The calculation of the net present value related to this obligation is highly subjective.

An initiation fee was required to be paid on all memberships at Stonehenge. The majority of the membership fees were not refundable and were deferred and recognized over the average expected life of an active membership. Membership initiation fees were deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information was deemed to be an average nine years for all membership categories.

Executive Summary

We reported a net loss of approximately $521,000 ($0.07 per basic share) and $538,000 ($0.07 per basic share) for the years ended December 31, 2009 and 2008. Given that Stonehenge, a significant majority of our operations, was considered discontinued operations as of September 26, 2008 and was sold on January 23, 2009, consolidated results of operations and consolidated cash flow comparisons with prior periods are not meaningful and, thus, are not provided. However, the summarized comparative operating results for Stonehenge for the year ended December 31, 2008 and the period January 1, 2009 to January 22, 2009 which are included in our consolidated financial results are provided in the table below.

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

Results of Operations

Our consolidated net loss for the years ended December 31, 2009 and 2008 is primarily due to the fact that the operations of  the Company including Stonehenge in 2008 did not realize sufficient net income to cover the public company operating costs of the corporate office. The operating expenses of the corporate office were; however, offset by the recognition of a gain from (i) the sale of Stonehenge in the year ended December 31, 2009 of approximately $1,158,000  and (ii) the settlement of certain litigation formerly known as the Young Complaints in the year ended December 31, 2008. In connection with this settlement, a note receivable was recorded at its estimated fair value on the date of the settlement of approximately $432,000 and undeveloped land and timber was recorded at its estimated fair value of approximately $1,032,000.  Further, in 2008, the Company recognized approximately $177,000 in income from the resolution of the property tax lawsuit related to a former resort property which we owned until it was sold on July 16, 2007. For the year ended December 31, 2009 an impairment charge of $80,000  was recorded against the value of the undeveloped to adjust the value of the land to its estimated fair value based on a current appraisal.  Net interest income for the year ended December 31, 2009 and 2008 was approximately $96,000 and $188,000, respectively.

For the years ended December 31, 2009 and 2008, operating expenses from the continuing operations of the Company totaled approximately $1,566,000 and $1,644,000, respectively. These operating expenses for the years ended December 31, 2009 and 2008,  primarily consisted of approximately (i) $128,000 and $251,000 in tax, audit and accounting consulting fees, (ii) $424,000 and $476,000 in wages and benefits, (iii) $47,000 and $109,000 in legal fees, (iv) $156,000 and $195,000 in directors and officers insurance, (v) $-0- and $183,000 in settlement fees and expenses related to certain claims now resolved, (vi) $178,000 and $145,000 in stock option expense, (vii) $124,000 and $133,000 for shareholder related expenses such as the annual NYSE Amex fee, shareholder transfer agent fees, board fees and printing costs for SEC required reports,  $394,000 and $12,000  expenses incurred in our efforts to identify a growth opportunity and execute the merger with Pernix such as legal, accounting and travel incurred for this purpose and (viii) $115,000 and $140,000 in other fees and operating expenses such as rent and utilities, information technology support, travel, certain annual taxes and fees, depreciation and other miscellaneous operating expenses.

Employee Stock Options and Awards

See Note 7—“Stock Options and Awards” of our Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

Inflation

Inflation has not had a significant impact on us. As operating costs and expenses increase, we generally attempted to offset the adverse effects of increased costs by increasing prices in line with industry standards. Now that we have sold Stonehenge, until we make an acquisition, the impact of inflation should continue to be insignificant.

Seasonality

Seasonality has not had a significant impact on us. Since Stonehenge was a private membership club, the monthly member dues were the same throughout the year; however, swim and tennis revenues and expenses were higher in the summer months.  Now that we have sold Stonehenge, until we complete the pending merger, the impact of seasonality should continue to be insignificant.

Liquidity and Capital Resources

At December 31, 2009, our cash balance was approximately $6,714,000.  In April 2008, we received the escrowed funds from the Resort sale in the amount of $2,000,000 plus accrued interest of approximately $31,000. We also expect to continue to receive cash payments pursuant to a promissory note which was executed in the settlement of the Young Complaints which is due in installments of $100,000 due May 31, 2008, and three annual payments of $133,333 commencing on January 1, 2009.  The Company agreed to extend the due date for $66,333 of the January 1, 2010 installment to May 1, 2010.  In the event the balance of the note is not paid in full by January 1, 2011, the note provides for an additional installment of approximately $3,377,000 principal, plus interest. Also, the Board continues to assess future plans for the land that we obtained title to in the settlement of the Young Complaints (approximately 118 acres of undeveloped land in Charleston County, South Carolina), which could provide additional liquidity.

We had a $4,200,000 revolving credit line with Textron Financial Corporation (“Textron”), which was paid in full concurrent with the closing of the sale of Stonehenge. With the retirement in full of the Textron revolving credit line, the Company has no outstanding corporate indebtedness.

Until the pending merger with Pernix closes, we intend to pay corporate overhead from current cash balances. We believe that we possess adequate liquidity and capital resources to conduct our operations.  During 2008, several cost reduction initiatives were implemented at corporate headquarters to reduce operating expenses including reduction of professional fees which have decreased since we are no longer under the plan of liquidation, reduction of Board fees, consolidation of office space, reduction of staff and elimination of certain services. However, the corporate overhead expenses for 2009 have been impacted by expenses incurred in the efforts to identify and execute a growth opportunity which has culminated in the pending merger with Pernix.

Off Balance Sheet Arrangements

As of December 31, 2009, we have no unconsolidated subsidiaries.

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

Contractual Obligations, Contingent Liabilities and Commitments

Operating Lease Agreements. At the Corporate office, we have lease agreements for our office space and certain office equipment. Our lease agreement for office space terminated on September 30, 2009 and since that date we occupy our space on a month-to-month basis.    At December 31, 2009, we had a lease agreement for certain office equipment which expired on January 29, 2010.  We are on a month-to-month basis until March 31, 2010 with a thirty-day written notice requirement for termination.  We have not entered in to new lease agreements due to our pending merger with Pernix which is expected to close during March 2010.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by Regulation S-X are included in this Annual Report commencing on page 29.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e), the Company’s principal executive officer and principal financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Attendance of Directors at Board of Directors, Committee and Stockholders Meetings

The Board of Directors met five times in fiscal year 2009. The Audit and Compensation Committees met four and one time(s), respectively, in fiscal year 2009.  The Nominating Committee did not meet during 2009 due to the merger announcement on October 8, 2009 and the related stipulation in the merger agreement regarding composition of the Board of Directors which was considered by the full Board of Directors.  All members of the Board of Directors during fiscal year 2009 either attended or participated by telephone in 100% of the total number of meetings of the Board of Directors and of the committees of the Board of Directors of which he was a member.

Set forth below is information about our directors and executive officers.

Name	Age	Year First Appointed or Elected to the Board	Position, Principal Occupation, Business Experience and Directorships

Jan H. Loeb	51	2006
Mr. Loeb has been an independent director under the rules of the NYSE Amex since November 17, 2006 and Chairman of the Audit Committee since October 10, 2007.  He is the Audit Committee’s financial expert and also serves on the Nominating Committee. Mr. Loeb is currently a portfolio manager for Leap Tide Capital Management, Inc., a position he has held since February 2005.  From February 2004 through January 2005, Mr. Loeb was a portfolio manager for Chesapeake Partners.  From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm based in New York City.  From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City, which was formerly known as Wasserstein Perella & Co., Inc.  Mr. Loeb also serves on the board of directors of American Pacific Corporation, a chemical and aerospace corporation, and TAT Technologies, LTD, which provides services and products to the military and commercial aerospace and ground defense industries.  He serves on the boards of numerous charitable organizations.  Mr. Loeb holds a Bachelor of Business Administration from Bernard M. Baruch College.

Michael C. Pearce	48	2007
Mr. Pearce has been a director since September 17, 2007 and Chief Executive Officer and President since November 8, 2007.  He has been Chairman of the board of directors since December 17, 2007.  Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly-traded entities.  From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network.  From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly-traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions.  From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation, Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel, and National Sales Manager at Hyundai Electronics America.  From 1979 to 1983, he attended Southern Methodist University.  Mr. Pearce also serves on the boards of directors of AVP, Inc. and Spatializer Audio Laboratories, Inc.

Name	Age	Year First Appointed or Elected to the Board	Position, Principal Occupation, Business Experience and Directorships
Jonathan M. Couchman	40	2007
Mr. Couchman has been an independent director under the rules of the NYSE Amex since December 14, 2007. Mr. Couchman serves on the Audit, Nominating and Compensation Committees. He is the Managing Member of Couchman Capital LLC, which is the investment manager of Couchman Investments LP and Couchman International Ltd., private partnerships established in 2001.  Couchman Capital LLC is also the general partner of Couchman Partners LP, a private investment partnership established in 2001.  In addition, Mr. Couchman is the President of Couchman Advisors, Inc., a management advisory company.  Mr. Couchman currently serves as Chief Executive Officer and Chairman of the board of directors of Footstar Inc., formerly a national footwear retailer.  He has held the position of Chairman of the board since February 2006 and was appointed Chief Executive Officer in January 2009.   He is a member of the CFA Institute and the New York Society of Security Analysts and holds a Bachelor of Science in Finance from the California State University at Chico.

Jay A. Gottlieb	65	2007
Mr. Gottlieb has been an independent director under the rules of the NYSE Amex since December 14, 2007 and Chairman of the Compensation Committee since December 17, 2007.  He also serves on the Audit Committee.  He has been a private investor in various companies since 1998.  He is involved in analysis and investment in undervalued special situations and shell corporations.  He presently owns between 5% and 22% of 10 public companies and is a member of the board of directors of Spatializer Audio Laboratories, Inc. and Reliability, Inc.  From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings.  From 1977 to 1991 Mr. Gottlieb was the President and Chairman of the board of The Computer Factory, Inc., a NYSE listed nationwide organization involved in retail and direct sales, servicing and leasing of personal computers.  From 1969 to 1988 he was President of National Corporate Sciences, Inc., a registered investment advisory service.  Mr. Gottlieb holds a Bachelor of Arts from New York University.

William Vlahos	44	2007
Mr. Vlahos has been a member of the board of directors since December 14, 2007.  He is an independent director under the rules of the NYSE Amex, and serves as Chairman of the Nominating Committee and a member of the Compensation Committee.  He is the portfolio manager and managing director of Odyssey Value Advisors, LLC.  Odyssey Value Advisors is a San Francisco based hedge fund investing in "deep value" securities, special situations and other portfolio positions believed to be trading at significant discount to intrinsic value.  He is a past president and past board member of The Guardsmen, a San Francisco based non-profit serving at-risk children and a past board member of the Koret Family House serving critically ill children.  He holds a Bachelor of Arts from the University of California, Los Angeles.

Tracy S. Clifford	41	—
On January 18, 2008, Ms. Clifford was appointed our Chief Financial Officer.  Previously, Ms. Clifford served as our Principal Accounting Officer since February 5, 2007, and as our Corporate Secretary since February 20, 2007.  Ms. Clifford had been our Controller since September 1999.  Before joining GTA, Ms. Clifford served as a Director of Finance (February 1999 to September 1999) and Manager of Accounting and Financial Reporting (May 1995 to February 1999) at United Healthcare of Georgia in Atlanta.  From June 1993 to May 1995, Ms. Clifford served as Manager of Accounting (January 1994 to May 1995) and Senior Accountant (June 1993 to January 1994) at North Broward Hospital District in Fort Lauderdale, Florida.  Ms. Clifford began her career at Deloitte & Touche in Miami, Florida, where she was an auditor primarily for clients in the healthcare industry from September 1991 to June 1993. Ms. Clifford holds a Bachelor of Science degree in Accounting from the College of Charleston and a Master’s degree in Business Administration with a concentration in finance from Georgia State University.  Ms. Clifford is a member of the South Carolina Association of CPAs and the American Institute of CPAs and serves as an adjunct faculty member in the School of Business and Economics at the College of Charleston.

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

Composition. Our Audit Committee consists of Messrs. Loeb, Couchman, and Gottlieb, each of whom is independent under the rules of the NYSE Amex. Each member of our Audit Committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. Mr. Loeb was appointed Chairman of the Audit Committee on October 10, 2007. None of the members of our audit committee has participated in the preparation of our consolidated financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements and are financially literate under the applicable rules of the NYSE Amex.

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

In this context, the Audit Committee has met and held discussions with management regarding the assessment of the Company’s internal controls over financial reporting. The Audit Committee has also met and held discussions with management and the independent registered public accounting firm regarding the fair and complete presentation of the Company’s results. The Audit Committee has discussed significant accounting policies applied by Golf Trust in its consolidated financial statements, as well as alternative treatments. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 114.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

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

Composition. The Compensation Committee of the Board of Directors consists of Messrs. Gottlieb, Couchman and Vlahos, each of whom is independent under the rules of the NYSE Amex. The Chairman of the Compensation Committee is Mr. Gottlieb.

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

In addition to the minimum qualifications for each director nominee set out above, the Nominating Committee will only recommend a director nominee to the Board of Directors where, if the director nominee is elected or appointed:

•	A majority of the Board of Directors will be independent under the rules of the NYSE Amex.

•	Each of the Audit, Compensation and Nominating Committees of the Board of Directors will be comprised entirely of independent directors.

•
At least one member of the Audit Committee will have the experience, education and other qualifications necessary to qualify as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Composition. The Nominating Committee of the Board of Directors consists of Messrs. Vlahos, Loeb, and Couchman, each of whom is independent under the rules of the NYSE Amex. The Chairman of the Nominating Committee is Mr. Vlahos.

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

Code of Business Conduct and Ethics

We have a written Code of Conduct and Ethics that applies to the directors, officers and employees of, and consultants and contractors to, the Company and its subsidiaries, including the Company’s Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is a set of Golf Trust’s policies on key integrity issues that will encourage representatives of the Company to act ethically and legally. It includes the Company’s policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of Company assets, payments to government personnel and reports to and communications with the Securities and Exchange Commission and the public. The Company will provide a copy of our Code of Business Conduct and Ethics to any person, without charge, upon request to Golf Trust of America, Inc., 10 N. Adger’s Wharf, Charleston, South Carolina 29401, Attention: Secretary.

Related Person Transactions Approval Policy

The Board of Directors has adopted a written Related Person Transaction Approval Policy (referred to as the "Related Person Policy") that is administered by the Audit Committee of the Board of Directors. The Related Person Policy applies to any transaction or series of transactions in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000 and a “related person” as defined by the Securities and Exchange Commission (Item 404 of Regulation S-K) has a direct or indirect material interest.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Directors and officers and stockholders owning more than ten percent of our common stock are required by the Securities and Exchange Commission to furnish us with copies of all reports filed pursuant to Section 16(a).

Based on our review of Section 16(a) reports filed by or on behalf of our directors, officers, and stockholders owning greater than ten percent of our common stock, it has come to our attention that, in prior years, reports covering grants of stock options to certain of those individuals were not timely filed due to a misunderstanding of the reporting requirements under which reports were filed upon the vesting of stock options rather than upon the grants of those options. Correcting reports were filed promptly after it was discovered that the stock options previously had been incorrectly reported. Reports covering the following individuals were not timely filed: Mr. Couchman - two late reports covering two grants; Mr. Loeb - two late reports covering two grants; Mr. Gottlieb - two late reports covering two grants; Mr. Pearce - two late reports covering two grants; Ms. Clifford - two late reports covering two grants; and Mr. Vlahos - one late report covering one grant. We have previously disclosed all grants of stock options in our Current Reports on Form 8-K, Annual Reports on Form 10-K and proxy statements. Additionally, it has come to our attention that, in prior years, other Section 16(a) reports were inadvertently filed late as follows: Mr. Loeb - four reports covering seven transactions and a report required to be filed when he became our director in 2006; and Ms. Clifford - a report required to be filed following her appointment as our executive officer in 2007.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Arrangement Changes Since the End of Fiscal Year 2008

Tracy S. Clifford

On February 27, 2009, the Board of Directors awarded to Ms. Clifford 10,000 stock options at an exercise price of $1.10, the closing NYSE Amex price on February 27, 2009, which vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control.

Michael C. Pearce

On November 9, 2007, the Company and Mr. Pearce entered into an Employment Agreement which is filed as Exhibit 10.2 to our 2007 Annual Report on Form 10K filed on March 31, 2008. On February 27, 2009, the Board of Directors awarded to Mr. Pearce 85,000 stock options at an exercise price of $1.10, the closing NYSE Amex price on February 27, 2009, which vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control.  Also on February 27, 2009, the Compensation Committee approved and, on March 5, 2009, the full Board approved an amendment to Mr. Pearce’s employment agreement to extend his severance period from three months of salary and benefits to six months of salary and benefits. On April 26, 2009, the Company and Mr. Pearce entered into a First Amended and Restated Employment Agreement incorporating this revision.

Summary Compensation Table

As of December 31, 2009, we had two executive officers, Mr. Pearce and Ms. Clifford. The following table sets forth 2009 and 2008 annual and long-term compensation to our executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael C. Pearce(1)	2009	$180,000	$––	$––	$104,526	$22,005	$306,531
Chief Executive Officer, President & Chairman of the Board of Directors	2008	180,000	––	––	91,777	20,049	291,826
Tracy S. Clifford(2)	2009	112,747	7,100	––	15,532	16,418	151,797
Chief Financial Officer & Secretary	2008	112,747	5,000	––	13,400	14,471	145,618
———————
(1)
Mr. Pearce was appointed Chief Executive Officer and President effective November 8, 2007. His annual salary is $180,000. Included in his All Other Compensation for 2009 and 2008 are annual health and life insurance premiums and reimbursements of  $17,205 and $15,249, respectively, and the car allowance of $4,800 for each of  the years 2009 and 2008. On February 27, 2009 and on December 14, 2007, he received awards of 85,000 and 275,000 stock options, respectively, for which $104,526 and $91,777 of expense was recognized for 2009 and 2008, respectively. See further discussion of these options below under the caption Outstanding Equity Awards at Fiscal Year-End.

(2)
Tracy S. Clifford, our former Controller, was appointed Principal Accounting Officer on February 6, 2007, Secretary on February 20, 2007, and Chief Financial Officer on December 17, 2007.  Included in Ms. Clifford’s All Other Compensation are annual health and life insurance premiums of $16,418 and $14,471 for the years ended December 31, 2009 and 2008, respectively. On February 27, 2009 and on January 18, 2008, Ms. Clifford received awards of 10,000 and 50,000 stock options, respectively, for which $15,532 and $13,400 of expense was recognized for 2009 and 2008, respectively. See further discussion of these options below under the caption Outstanding Equity Awards at Fiscal Year-End.

(3)	Bonuses are discretionary and are not calculated or paid according to a formula or specific time frame or schedule.

The compensation arrangements with each of our executive officers are described in the following paragraphs.

Michael C. Pearce

Employment Agreement.  We are subject to an employment agreement with respect to Mr. Pearce, which was originally entered into between us and Mr. Pearce on November 8, 2007, and was amended and restated on April 26, 2009.  The agreement provides for, among other things, the following:

•	an annual base salary of $180,000, adjusted annually based on merit and to account for changes in cost of living;
•	the right to participate in all of our employee benefit programs for which our senior executive employees are generally eligible;
•
automatic vesting of all unvested stock options upon termination of his employment without cause (as defined in the agreement), upon death or disability, or in the event of a change in control of GTA (as defined in the agreement);

•	reimbursement for all reasonable business expenses incurred in the course of performing his duties;
•
in the event of his termination without cause, or his resignation as a result of a material breach of GTA's obligations under the agreement, a diminution in his duties or in connection with a change in control, payment of 50% of his annual base salary, payable immediately in a lump sum or over the course of six months at his election, and continued employee benefits for six months; and

•	the nondisclosure of certain confidential information regarding our business.

Awards of Equity Compensation.  On December 14, 2007, when the 2007 Stock Option Plan was approved, Mr. Pearce received an award of 275,000 options (which replaced an equivalent number of stock appreciation rights) to purchase common stock.  On February 27, 2009, Mr. Pearce received an award of 85,000 options as discussed above.  As of December 31, 2009, 183,334 of his options have vested, and the remaining are scheduled to vest (i) 91,666 on December 14, 2010 and (ii) 85,000 will vest ratably over three years beginning on February 27, 2010 unless subject to accelerated vesting.

Effect of Merger with Pernix Therapeutics, Inc. Following the proposed merger with Pernix Therapeutic, Inc., Mr. Pearce's employment will terminate and he will receive severance compensation equal to 50% of his annual base salary (or $90,000), as well as continued health benefits for six months.  Mr. Pearce will serve as Chairman of the Board of the combined company.  On the closing of the merger, all of Mr. Pearce’s unvested options will automatically vest as a result of the change of control of GTA.

Tracy S. Clifford

Ms. Clifford is not subject to a written employment agreement with us.

Awards of Equity Compensation.  On January 18, 2008, the board of directors awarded to Ms. Clifford 50,000 stock options at an exercise price of $1.90 per option, the closing NYSE Amex price on January 18, 2008, which vest ratably over three years and have a contractual term of three years from the vesting date.  On February 27, 2009, the board of directors awarded to Ms. Clifford 10,000 stock options as discussed above.  The vesting of these options accelerates upon change of control.

Effect of Merger with Pernix Therapeutics, Inc. On the closing of the proposed merger with Pernix, all of Ms. Clifford's unvested options will automatically vest as a result of the change of control of GTA.  Ms. Clifford will serve as the Chief Financial Officer of the combined company following the consummation of the proposed merger.

Retirement Plans

We had a 401(k) savings/retirement plan which permitted our eligible employees to defer up to 80% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code.  The employees’ elective deferrals were immediately vested and non-forfeitable upon contribution to the 401(k) plan.  We had previously discontinued our discretionary contribution matching policy.  Our board voted to terminate the 401(k) plan on October 9, 2009 due to our minimal number of employees and the proposed merger.  We subsequently distributed the plan assets pursuant to instructions from the participants and as of December 31, 2009, the plan has no assets and has been terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of December 31, 2009. The value of unexercised in-the-money options at December 31, 2009 (the last business day of the year) is based on a value of $1.98 per share, the prior closing price of our common stock on the NYSE Amex on December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#)Unexercisable	OptionExercise Price ($)	OptionExpiration Date
Michael C. Pearce	91,667	—	2.10	12/24/11
Chief Executive Officer, President & Chairman of the Board of Directors	91,667	—	2.10	12/24/12
	––	91,666	2.10	12/24/13
	––	28,334	1.10	2/27/13
	—	28,333	1.10	2/27/14
	––	28,333	1.10	2/27/15

Tracy S. Clifford	16,667		1.90	1/18/12
Chief Financial Officer & Secretary	––	16,667	1.90	1/18/13
	––	16,666	1.90	1/18/14
	––	3,333	1.10	2/27/13
	––	3,333	1.10	2/27/14
	—	3,334	1.10	2/27/15
———————
(1)
Each of these awards of stock options vest ratably over three years and have a contractual term of three years from the vesting date. All unvested options will automatically vest upon a termination without cause, death or disability, change of control of the Company or other similar fundamental corporate transaction.

Compensation of Directors

We pay our independent directors fees for their services as directors. Independent directors during 2009 received annual compensation of $5,000, plus a fee of $500 for attendance at each meeting of the Board of Directors (whether in person or telephonically), and $250 for attending each committee meeting. We reimburse directors for their reasonable and documented out-of-pocket travel expenses.

Upon full Board of Directors approval on January 23, 2008, 40,000 stock options from the approved 2007 plan was awarded to each independent director, to vest at the rate of 13,333 (13,334 in 2011) per year from anniversary date for three years with the exception of those options issued to Mr. Vlahos, and at an exercise price fixed at the closing stock price on that date of $1.82. See discussion of the vesting schedule of Mr. Vlahos’s options in note 6 to the table under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Upon full Board of Directors approval on March 5, 2009, 40,000 stock options from the approved 2007 plan was awarded to three of the four independent directors, to vest at the rate of 13,333 (13,334 in 2012) per year from anniversary date for three years, and at an exercise price fixed at the closing stock price on that date of $0.97.

           All of these options vest ratably over three years and have a contractual term of three years from the vesting date. The vesting of these options accelerates upon change of control and the Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term. The exercise price for these options is the closing NYSE Amex price on the respective grant date, as specified by the Compensation Committee.

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

 Directors who are also our officers or who are not independent are not separately compensated for their service as directors. Our non-employee directors earned the following aggregate amounts of compensation for fiscal year 2009:

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jan H. Loeb, Director	$8,500	$—	$15,881	$—	$—		$24,381
Michael C. Pearce, Chairman, Director, President and CEO	—	—	—	—	—	$—	—
William Vlahos, Director	7,750		10,690				18,440
Jay Gottlieb, Director	8,750		15,881				24,631
Jonathan M. Couchman, Director	8,750	—	15,881	—	—	—	24,631
———————
At December 31, 2009, former directors not listed in the above table namely, Messrs. Edward L. Wax, Raymond V. Jones,  Fred W. Reams, and the heirs of Roy Chapman own 10,000 shares each of common stock issuable upon exercise of vested options, including:

•	5,000 vested shares at $17.94 issued on February 6, 2000 and which expired subsequent to year-end on February 5, 2010; and

•	5,000 vested shares at $7.85 issued on February 6, 2001 and expiring on February 5, 2011

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table describes, as of February 22, 2010, the beneficial ownership of our common stock held by (a) each of our directors, (b) each of our executive officers, (c) all of our directors and executive officers as a group, and (d) each person known to us to be the beneficial owner of five percent or more of our outstanding common stock. Each person named in the table has sole voting and investment/disposition power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Unless otherwise noted, the address of each person in the table is c/o Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401.

Name of Beneficial Owner	Number of shares of Common Stock	Percentage of Class(9)
Jonathan M. Couchman(1)	366,400	4.98%
Tracy S. Clifford(2)	36,667	*
Jay A. Gottlieb(3)	645,750	8.78%
Jan H. Loeb(4)	884,100	12.02%
Merrill Lynch, Pierce, Fenner & Smith, Inc.(5)	370,000	5.06%
William Vlahos/Odyssey Value Advisors, LLC(6)	1,233,182	16.79%
Michael C. Pearce(7)	211,668	2.81%
Directors and officers as a group (9 persons)(8)	3,377,767	43.80%
———————
*	Less than 1%

(1)
Beneficial ownership includes options to purchase 40,000 shares of our common stock which have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date. All of these options were in the money as of February 22, 2010. Beneficial ownership excludes options to purchase (i) 13,334 shares of our common stock which vest on January 23, 2011 and (ii) 26,666 shares of our common stock which vest ratably over the next two years beginning on March 4, 2011. The vesting of these options accelerates upon change of control.

(2)
Beneficial ownership includes options to purchase 36,667 shares of our common stock, of which all have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date.  All of these options were in the money as of February 22, 2010. Beneficial ownership excludes options to purchase (i) 16,666 shares of our common stock which vest on January 18, 2011 and (ii) 6,667 shares of our common stock which vest on ratably over the next two years beginning on February 27, 2011.  The vesting of these options accelerates upon change of control.

(3)
Includes 100,000 shares held in trust for the benefit of Mr. Gottlieb's children. Mr. Gottlieb's business address is 27 Misty Brook Lane, New Fairfield, CT 06812. Mr. Gottlieb reports that he has sole power to vote or to direct the vote of 605,750 shares and sole power to dispose or to direct the disposition of 605,750. Information about Mr. Gottlieb is included in reliance on the Schedule 13D filed with the SEC on February 13, 2008. Beneficial ownership includes options to purchase 40,000 shares of our common stock which have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date.  All of these options were in the money as of February 22, 2010. Beneficial ownership excludes options to purchase (i) 13,333 shares of our common stock which vest on January 23, 2011 and (ii) 26,667 shares of our common stock which vest ratably over the next two years beginning on March 4, 2011. The vesting of these options accelerates upon change of control.

(4)
Mr. Loeb's business address is 10451 Mill Run Circle, Owings Mills, Maryland 21117. Mr. Loeb reports that he has sole power to vote or to direct the vote of 806,100 shares, shared power to vote or to direct the vote of 38,000 shares, sole power to dispose or to direct the disposition of 806,100 shares and shared power to dispose or to direct the disposition of 38,000 shares. Information about Mr. Loeb is included in reliance on the Schedule 13D/A filed with the SEC on October 13, 2006. Beneficial ownership includes options to purchase 40,000 shares of our common stock which have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date.  All of these options were in the money as of February 22, 2010. Beneficial ownership excludes options to purchase 13,334 shares of our common stock which vest on January 23, 2011 and (ii) 26,667 shares of our common stock which vest ratably over the next two years beginning on March 4, 2011. The vesting of these options accelerates upon change of control.

(5)
Merrill Lynch, Pierce, Fenner & Smith, Inc.'s address is 4 World Financial Center, New York, NY 10080. Information about Merrill Lynch, Pierce, Fenner & Smith, Inc. is included in reliance on the Schedule 13G filed with the SEC on February 13, 2006.

(6)
Includes 474,800 shares of common stock which are directly owned by Mr. Vlahos. In addition, Mr. Vlahos is the General Partner of Odyssey Value Advisors, LLC, and therefore beneficially owns the 731,715 shares of common stock owned directly by Odyssey Value Advisors, LLC. Odyssey Value Advisors, LLC's address is 601 Montgomery Street, San Francisco, California 94111. Information about Odyssey Value Advisors, LLC is included in reliance on the Schedule 13D/A filed with the SEC on January 27, 2009. Beneficial ownership includes options to purchase 26,667 shares of our common stock which have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date. All of these options were in the money as of February 22, 2010. Beneficial ownership excludes options to purchase 13,333 shares of our common stock which vest on January 23, 2011. The vesting of these options accelerates upon change of control.

(7)
Beneficial ownership includes options to purchase 211,668 shares of our common stock which have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date.  Of these options, 28,334 were in the money as of  February 22, 2010.  Beneficial ownership excludes options to purchase (i) 91,666 shares of our common stock which vest on December 14, 2010 and (ii) 56,666 shares of our common stock which vest ratably over the next two years beginning February 27, 2011. The vesting of these options accelerates upon change of control.

(8)
Beneficial ownership includes options to purchase 395,002 shares of our common stock which have vested and are exercisable as of February 22, 2010 or will become exercisable within 60 days from that date. Of these options, 211,668 were in the money at February 22, 2010. Beneficial ownership excludes options to purchase 304,998 shares of our common stock which vest according to the following schedule: (i) 91,666 on December 14, 2010, (ii) 16,666 on January 18, 2011 (iii) 53,332 on January 23, 2011, (iv) 31,666 on February 27, 2011 and 2012 and (v) 40,001 on March 4, 2011 and 2012. The vesting of these options accelerates upon change of control.

(9)
Based on 7,317,163 common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, each person's percentage interest is calculated by dividing such person's beneficially owned common shares by the sum of the total number of common shares outstanding plus the number of currently unissued common shares such person has the right to acquire (including upon exercise of vested options and upon conversion of preferred stock) within 60 days of February 22, 2010. Beneficial ownership excludes options issued to former Board members to purchase 20,000 shares of our common stock which all have vested and are exercisable. None of these options was in the money as of February 17, 2010. These options will expire, if not exercised, on February 5, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents summary information about our equity compensation plans, including our stock option plans and any individual stock option arrangements not arising under any plan. We submitted all of our stock option plans for stockholders’ approval. The table presents the following data on our plans as of the close of business on December 31, 2009:

•	the aggregate number of shares of our common stock subject to outstanding stock options;

•	the weighted average exercise price of those outstanding stock options; and

•	the number of shares that remain available for future option grants.

For additional information regarding our stock option plans and the accounting effects of our stock based compensation, please see Note 7 of our Notes to Consolidated Financial Statements in Item 15 of this Annual Report.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	740,000	$2.30	19,968
Equity compensation plans not approved by security holders	—	—	—
Total	740,000	$2.30	19,968

On February 5, 2010, 20,000 options, previously issued to our former Board members at an exercise price of $17.94 and outstanding at December 31, 2009, expired.  See Item 11. "Executive Compensation" above for more detailed discussion of the outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As required by Rule 802 of the rules of the NYSE Amex, the Board of Directors consists of a majority of independent directors (as defined in NYSE Amex Rule 121(A)). Periodically, and at least annually in connection with its annual recommendation to the Board of Directors of a slate of nominees, the Nominating Committee of the Board of Directors reviews the independence of current members of the Board of Directors (and director nominees who are not current members) and reports its findings to the full Board of Directors. The Board of Directors then considers all relevant facts and circumstances in making an independence determination, including an analysis from the standpoint of the director and from that of persons or organizations with which the director has an affiliation.

The Board of Directors has affirmatively determined that four of our five current directors (Messrs. Loeb, Couchman, Gottlieb and Vlahos) are independent as defined in NYSE Amex Rule 121(A). We refer to these four directors as our independent directors. Mr. Pearce is the Chief Executive Officer and President of the Company, and therefore is not an independent director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Cherry, Bekaert & Holland, L.L.P. for fiscal years 2009 and 2008.

	2009	2008
Audit Fees(1)	$45,993	$93,973
Audit-Related Fees(2)	34,949	10,000
Tax Fees(3)	19,750	40,505
All Other Fees	—	—
Total	$100,692	$144,478
———————
(1)
“Audit Fees” represent fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P for fiscal years 2009 and 2008 for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K for those respective fiscal years, the review of financial statements included in our Quarterly Reports on Form 10-Q for those respective years and any services normally provided by these firms in connection with statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” represent fees for assurance and related services by Cherry, Bekaert & Holland, L.L.P. for fiscal years 2009 and 2008 that are reasonably related to the performance of the audit or review of our consolidated financial statements for those respective fiscal years and are not reported under “Audit Fees.” These fees consisted primarily of accounting consultations relating to the preparation and filing of our definitive proxy statement for the merger with Pernix Therapeutics, Inc.

(3)	“Tax Fees” represent fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for fiscal years 2009 and 2008 for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and schedules filed as part of this Annual Report on Form 10-K are listed on page 29, which is incorporated herein by reference.

Exhibits

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Golf Trust of America, Inc.
Charleston, SC

We have audited the accompanying consolidated balance sheets of Golf Trust of America, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and 2008 included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Charlotte, North Carolina
February 24, 2010

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,714,406	$8,001,878
Receivables—net	—	11,209
Other current assets	27,636	33,566
Note receivable – current portion	133,333	—
Current assets of discontinued operations	—	516,531
Total current assets	6,875,375	8,563,184
Note receivable—long-term portion	120,334	228,936
Property and equipment, net	964,916	1,047,668
Non-current assets of discontinued operations	—	3,910,357
Total assets	$7,960,625	$13,750,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,876	$32,940
Accrued expenses and other liabilities	62,479	60,276
Current liabilities of discontinued operations	—	4,696,312
Total current liabilities	148,355	4,789,528
Non-current liabilities of discontinued operations	—	805,433
Total liabilities	148,355	5,594,961
Commitments and Contingencies
9.25% Cumulative Convertible Redeemable Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 7,317,163 issued and outstanding	73,172	73,172
Additional paid-in capital	8,981,810	8,803,418
Accumulated deficit	(1,242,712)	(721,406)
Total stockholders’ equity	7,812,270	8,155,184
Total liabilities and stockholders’ equity	$7,960,625	$13,750,145

See accompanying notes to our consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended December 31,
	2009	2008
Revenues
Total revenues	$—	$—

Expenses
Depreciation and amortization	3,612	2,675
Impairment loss	80,000	—
General and administrative	1,562,052	1,641,290
Total expenses	1,645,664	1,643,965
Operating loss	(1,645,664)	(1,643,965)
Other income (expense)
Other income	—	1,641,176
Other expenses	—	(6,300)
Interest income	98,656	192,416
Interest expense	(2,376)	(4,870)
Other income, net	96,280	1,822,422
Income (loss) from continuing operations before income tax provision	(1,549,384)	178,457
Income tax provision	—	—
Income (loss) from continuing operations, net of tax	(1,549,384)	178,457

Loss from discontinued operations, net of tax	(130,336)	(716,308)
Gain on sale of discontinued operations, net of tax	1,158,414	—
Income (loss) from discontinued operations, net of tax	1,028,078	(716,308)

Net loss	$(521,306)	$(537,851)
Basic and diluted earnings (loss) per share
From continuing operations	$(.21)	$.02
From discontinued operations	$.14	$(.09)
Net loss	$(.07)	$(.07)
Weighted average number of shares—basic and diluted	7,317,163	7,317,163

See accompanying notes to our consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2007	7,317,163	$73,172	$8,658,171	$(183,555)	$8,547,788
Stock-based compensation	—	—	145,247	—	145,247
Net loss for the year	—	—	—	(537,851)	(537,851)
Balance at December 31, 2008	7,317,163	73,172	8,803,418	(721,406)	8,155,184)
Stock-based compensation	—	—	178,392	—	178,392
Net loss for the year	—	—	—	(521,306)	(521,306)
Balance at December 31, 2009	7,317,163	$73,172	$8,981,810	$(1,242,712)	$7,812,270

See accompanying notes to our consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(521,306)	$(537,851)
Income (loss) from discontinued operations	1,028,078	(716,308)
Income (loss) from continuing operations	(1,549,384)	178,457
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,612	2,675
Stock based compensation charges	178,392	145,247
Gain on legal settlement	—	(1,463,922)
Non-cash interest income	(24,731)	(30,689)
Impairment charge to fair value of land	80,000	—
Change in:
Receivables and other assets	11,209	37,025
Prepaid expenses	5,930	(6,160)
Accounts payable and other liabilities	58,140	(416,088)
Net cash used in continuing operating activities	(1,236,832)	(1,553,455)
Net cash provided by discontinued operating activities including gain on sale of approximately $1,158,000 and -0-, respectively	14,325	81,844
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of equipment	(860)	(16,262)
Proceeds from escrow/restricted cash	—	2,000,000
Decrease in notes receivable	—	233,334
Net cash provided by(used in) continuing investing activities	(860)	2,217,072
Net cash provided by discontinued investing activities including net proceeds from disposal of property and equipment of $4,100,000 (less certain deductions of $64,105) and -0-, respectively	4,035,895	(103,954)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net cash provided by continuing financing activities	—	—
Net cash used in discontinued financing activities including principal payments under credit agreement of $4,100,000 and -0-, respectively	(4,100,000)	(38,184)
Net (decrease) increase in cash and cash equivalents	(1,287,472)	603,323
Cash and cash equivalents, beginning of year	8,001,878	7,398,555
Cash and cash equivalents, end of year	$6,714,406	$8,001,878
Supplemental Disclosure of Cash Flow Information
Interest paid during the period	$13,625	$301,848
Non-cash investing and financing activities:
Gain on legal settlement:
Note receivable	$—	$431,581
Land and value of timber	$—	$1,032,341

See accompanying notes to our consolidated financial statements.

GOLF TRUST OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Termination of the Plan of Liquidation and Alternative Business Strategies

Organization and Termination of Plan of Liquidation

Golf Trust of America, Inc. (the “Company”) was incorporated in Maryland on November 8, 1996 as a real estate investment trust (“REIT”). In May 2001, after consideration of various strategic alternatives, the Company approved a Plan of Liquidation (the “POL”). As a result, the Company adopted the liquidation basis of accounting. Subsequent to adoption of the POL, the Company sold all of its golf course properties. After consideration of its  strategic alternatives to maximize shareholder value, the Board adopted a resolution approving the termination of the POL advisable and the Company’s stockholders approved such proposal to terminate the POL on November 8, 2007. Therefore, financial statements subsequent to this date are presented under the going concern basis as an operating company rather than under the liquidation basis of accounting.

The Board has not limited the types of alternative growth strategies that it has considered. Emphasis has been placed on areas of historical Company expertise, as well as that of our management and board of directors.

See Note 9, Income Taxes, regarding discussion of net operating loss carryforwards in a business combination.

On October 6, 2009, the Company entered into an Agreement and Plan of Merger with Pernix Therapeutics, Inc. ("Pernix”). Under the Agreement, a wholly owned subsidiary of GTA will merge with Pernix and GTA will issue 41,800,000 shares of GTA's common stock to Pernix’s stockholders, representing approximately 84% of the combined company’s outstanding common stock on a fully diluted basis.

The closing is subject to a number of closing conditions and contingencies, including shareholder approval by the GTA shareholders, approval of GTA's new listing application with the NYSE AMEX along with customary closing conditions.  The Company filed a definitive proxy statement for its stockholders to approve the merger on February 8, 2010 and a Special Meeting of its stockholders is scheduled for March 8, 2010 to vote on this matter.

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

At December 31, 2009, the Company’s only remaining real estate asset is the undeveloped land obtained in the legal settlement of a matter referred to as the Young Complaints (Note 4).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GTA GP, Inc., GTA LP, Inc., Golf Trust of America, LP and their wholly-owned subsidiaries, including GTA-Stonehenge, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Risk Concentration

We have cash and cash equivalents in a financial institution which is insured by the Federal Deposit Insurance Corporation, or FDIC, for amounts up to $250,000. At December 31, 2009 and 2008, the Company had amounts in excess of FDIC limits.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.  From time to time, the Company invests the majority of its available cash in short-term U.S. Treasury Bills with maturities of 13-weeks and certificates of deposit with maturities of 30-35 days. At December 31, 2008, approximately $3,760,000 was in a 13-week Treasury Bill bearing interest at 1.118% per annum which matured on January 2, 2009.  The Company’s remaining available cash balances are in interest bearing  accounts at Wachovia Bank N.A. from which funds are transferred to the operating bank accounts as needed to cover operational expenses.

Property and Equipment

Furniture and office equipment is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the original estimated useful lives of the assets of three to five years.

Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rates. Income tax expense will increase or decrease in the same period in which a change in tax rates is enacted. The Company records a valuation allowance against deferred tax assets when the weight of available evidence indicates it is more likely than not that the deferred tax asset will not be realized at its initially recorded value; however, due to the high degree of subjectivity in these estimates , they may change based on expectations in the future.

The Company concluded that it had not taken any uncertain tax positions on any of its income tax returns filed that would materially distort its consolidated financial statements for the years ended December 31, 2009 and 2008.  The Company’s method of accounting are based on estatablished income tax principles approved in the Internal Revenue Code and are properly calculated and reflected within its income tax returns.

Stock based compensation

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Long-lived Assets

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.  During 2009, we recognized an impairment charge of approximately $80,000 on the Company’s only remaining real estate asset.

Discontinued Operations

As discussed in Note 1, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008; therefore, the operations of Stonehenge were accounted for as discontinued operations as of the signing of this agreement.

Revenue Recognition - Revenues from golf operations, food and beverage and merchandise sales was recognized at the time of sale or when the service was provided. Revenues from membership dues were billed monthly and recognized in the period earned. The monthly dues were expected to cover the cost of providing future membership services. Prepaid dues were recognized as income over the prepayment period.

Membership Initiation Fees - Certain memberships previously sold at Stonehenge have initiation fees totaling approximately $1,326,000 that were refundable (without interest) based on specific conditions generally upon conclusion of a thirty-year required membership term, as defined in the Club Membership Manual. These refundable initiation fees may have been refundable prior to the expiration of the thirty-year term under specific membership replacement conditions. The estimated present value of these potential refunds was $317,000, which was recorded as an accrued liability at December 31, 2008, and accreted over the members’ remaining average contractual term using an interest rate of approximately 10.5%. The accretion was included in interest expense.

An initiation fee was required to be paid on all memberships at Stonehenge. The majority of the membership fees were not refundable and were deferred and recognized over the average expected life of an active membership. Membership initiation fees were deferred and recognized as revenue on a straight-line basis over the average expected life of an active membership, which based on historical information was deemed to be an average nine years for all membership categories.

Inventories - The inventory for food and beverage, golf merchandise and maintenance supplies at Stonehenge was recorded at the lower of cost (first-in,first-out method) or market.

Accounts Receivable - Accounts receivable primarily represents amounts due from Stonehenge members and is net of allowances of approximately $23,000 at December 31, 2008.

When the Company owned Stonehenge, management  reviewed accounts receivable quarterly to determine if any receivables were uncollectible. Any receivable considered to be uncollectible was included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable was written off against the allowance.

Leases - Leases which transfer substantially all of the benefits and risks of ownership of property are classified as capital leases. Assets and liabilities were recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities was recorded to affect constant rates of interest over the terms of the leases. Leases which do not transfer substantially all of the benefits and risks of ownership of property were classified as operating leases, and the related rentals were charged to expense as incurred.

Property and Equipment - Property and equipment is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the original estimated useful lives of the assets as follows:

Golf course improvements	15 years
Buildings and improvements	30 years
Furniture, fixtures and equipment	3–8 years

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income (loss) (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net income (loss) (after deducting dividends on preferred stock) by the weighted average number of common shares outstanding during the year, plus the impact of those common stock equivalents (i.e., stock options) that are dilutive. For the years ended December 31, 2009 and 2008,  the loss per share was the same for basic and diluted since the effect of the options would have been anti-dilutive due to the fact that there was a loss for both of these periods.

Subsequent Events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events.  In accordance with this standard, we evaluated subsequent events through February 24, 2010, the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission  (SEC).

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities.  Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed.  We adopted this standard in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value.  Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability.  We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

Note 3. Fair Value Measurement

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

The Company has a note receivable with a balance at December 31, 2008 of approximately $254,000 which is measured at fair value on a nonrecurring basis.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  During 2009, the Company recognized an impairment charge of $80,000 on the Company’s only remaining asset and is classified as Level 3.

Note 4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2008
Land	$952,342	$1,032,342
Office furniture and equipment	18,921	18,061
	971,263	1,050,403
Less accumulated depreciation	(6,347)	(2,735)
	$964,916	$1,047,668

Depreciation expense amounted to approximately $3,600 and $2,700 for the years ended December 31, 2009 and 2008, respectively. Other land includes the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina (which the Company obtained title to on March 5, 2008 in the final settlement of certain litigation which involved one of our former Board members and was known as the Young Complaints).  The Company recorded an impairment charge of $80,000 at December 31, 2009 based on the current appraised value of the land.

Note 5. Receivables

Note receivable

The note receivable of approximately $254,000 and $229,000 at December 31, 2009 and 2008, respectively, represents the estimated net present value of a note receivable from Mr. Larry D. Young and the other plaintiffs in the Young litigation received as a result of a settlement agreement executed on February 1, 2008. The promissory note is in the principal amount of approximately $3,877,000, which outstanding balance will be considered satisfied in full upon timely remittance of the $500,000 which is due in installments of $100,000 due May 31, 2008, and three annual payments of $133,333 commencing on January 1, 2009.  The Company agreed to extend the due date for $66,333 of the January 1, 2010 installment to May 1, 2010.  In the event the balance of the note is not paid in full by January 1, 2011, the note provides for an additional installment of approximately $3,377,000 in principal, plus interest. The balance of the note accretes over the term of this note using an interest rate of approximately 10%. The accretion is recorded to interest income.

Note 6. Discontinued Operations

As previously disclosed in Note 1, the Company signed a purchase and sale agreement for the disposition of Stonehenge on September 26, 2008 which closed on January 23, 2009; therefore, the operations of Stonehenge are accounted for as discontinued operations effective as of the signing of this agreement. The carrying values of the major classes of assets and liabilities of discontinued operations, included under the “Current and non-current assets of discontinued operations” and “Current and non-current liabilities of discontinued operations,” captions in the consolidated condensed balance sheet as of December 31, 2008 are disclosed in the following table.  There were no material changes to these balances between December 31, 2008 and the closing date of the sale on January 23, 2009.

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

Note 7. Stock Options and Awards

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

Pursuant to the respective option plans, except the 1997 Non-Employee Director’s Plan and the 2007 Stock Option Plan , any options issued to employees who are subsequently terminated expire ninety days following his/her termination if not exercised. The options issued under the 1997 Non-Employee Director’s Plan are exercisable until their original expiration date.  As of December 31, 2009, there are 40,000 options outstanding under the 1997 Non-Employee Director’s Plan.

Name of Stock Option/Award Plans	Shares Issued	Shares Available To Issue
1997 Stock Incentive Plan	500,000	—
1997 Non-employee Director’s Plan	100,000	—
New 1997 Plan	582,032	17,968
1998 Plan	498,000	2,000
2007 Stock Option Plan	700,000	—

Stock Option Plan Transactions

A summary of option activity under our stock option plans for the years ended December 31, 2009 and 2008 is as follows:

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic Value ($)
Options outstanding at December 31, 2007	625,000	$12.83
Plus: options granted	210,000	1.84
Less: options exercised	—	—
Less: options canceled or expired	270,000	22.61
Options outstanding at December 31, 2008	565,000	4.08
Plus: options granted	215,000	1.03
Less: options exercised	—	—
Less: options canceled or expired	(40,000)	20.63

Options outstanding at December 31, 2009	740,000	2.30	3.2	$204,800

Options exercisable at December 31, 2009	293,337	$3.51	2.3	$—

During the year ended December 31, 2009, 215,000 options were issued, 161,670 options vested, no options were exercised and 40,000 options expired.  During the year ended December 31, 2008, 210,000 options were issued, 91,667 options vested, no options were exercised and 20,000 options expired.  The vesting of these options accelerates upon change of control (as defined in the Stock Option Plan) or by resolution of the board of directors.  The Board’s options also accelerate upon the resignation or removal of a director upon completion of his elected term.

The following table further discloses by grant date the stock option grants that the Company made during the years ended December 31, 2009 and 2008.

Grant Date	Number of stock options granted	Exercise Price	Fair Value of Common Stock on Date of Grant	Intrinsic Value of Stock Options at Grant Date
1/18/08	50,000	$1.90	$1.90	$—
1/23/08	160,000	1.82	1.82	—
2/27/09	95,000	1.10	1.10	—
3/4/09	120,000	0.97	0.97	—
	425,000			$—

With respect to the options awarded to the independent Board members on March 4, 2009, one board member received the cash equivalent of the stock options paid out over the three year vesting period instead of receiving stock options, as permitted by the Compensation Committee, due to the stock ownership restrictions and their applicability to his current stock ownership percentage.    The cash equivalent of the estimated grant-date fair value of these options of approximately $19,000 is recorded as a board fee expense and is included in accrued liabilities as of December 31, 2009.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the price of the Company’s stock. Within the valuation model, the Company currently estimates that all of these options will be exercised.   The expected term of options is derived from the output of the option valuation model and represents the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant. The fair values of the options were estimated using the Black-Scholes-Merton option-pricing model based on the following assumptions:

	For the years ended December 31,
	2009	2008
Risk free interest rate	1.62%	2.69%
Expected average life	3.5 years	4 years
Expected volatility	67%	54%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

Stock-based compensation expense included in the consolidated statement of operations is approximately $178,000 and $145,000 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there is approximately $225,000 of total unrecognized stock-based compensation cost related to options granted under the Company’s plans that will be recognized over a weighted average period of 1.4 years.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Avg Remaining Contractual Life (years)	Average Exercise Price	Shares	Price
$0.97	120,000	4.2	$0.97	—	$ —
$1.10	95,000	4.2	1.10	—	—
$1.82	160,000	3.1	1.82	53,334	1.82
$1.90	50,000	3.1	1.90	16,667	1.90
$2.10	275,000	3.0	2.10	183,333	2.10
$7.85	20,000	1.1	7.85	20,000	7.85
$16–$19	20,000	0.1	17.94	20,000	17.34
	740,000			293,334

Note 8. Income Taxes

The Company initially qualified as a real estate investment trust, commonly called a REIT. The Company no longer qualified as a REIT as of 2002. Under the tax code, once REIT status is lost, it generally may not be regained for the following four years. Accordingly, the Company will be subject to federal income tax on any net taxable income it earns (or net taxable gain it realizes).

During 2009 and 2008, the Company’s operations resulted in a net operating loss for income tax purposes. Therefore, no income tax will be due on its 2009 and 2008 operating revenues or its proceeds from 2009 property sales.  There were no property sales in 2008. Deferred income tax assets (liabilities) as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Differences in the carrying value of property and equipment	$28,000	$(262,000)
Federal and state net operating loss carryforwards	31,050,000	30,971,000
Capital loss carryover	—	16,624,000
Other liabilities	14,000	338,000
Other	—	8,000
Sub-total	31,092,000	47,679,000
Valuation Allowance	(31,092,000)	(47,679,000)
Total net deferred tax assets	$—	$—

Included in deferred tax assets above for the years ended December 31, 2009 and 2008 are federal net operating losses of $85,303,000 and $85,032,000, respectively. These net operating losses expire at various dates beginning with the 2022 tax year and ending with the 2029 tax year.

Included in deferred tax assets above for the years ended December 31, 2009 and 2008 are state net operating losses of $72,506,000 and $72,325,000, respectively. These net operating losses expire at various dates beginning with the 2022 tax year and ending with the 2029 tax year.

Also included in deferred tax assets above for 2008 is a capital loss carryover of $44,568,000, which expired at December 31, 2009.

The provision for federal and state income taxes from continuing operations for the years ended December 31, 2009 and 2008 is made up of the following components:

	2009	2008
Current	$—	$—
Deferred	—	—
Total	$—	$—

The change in valuation allowance for the year ended December 31, 2009 is comprised of an increase of $37,000 from operations, and a decrease of $16,624,000 from the expiration of capital loss carryforwards, resulting in a net decrease of $16,587,000. The change in valuation allowance from operations for the year ended December 31, 2008 was $124,000.

Utilization of the deferred tax asset of $31,092,000 is dependent on future taxable income. Based on the Company’s historical operating results and its current estimates of future operating income, we do not anticipate generating future profits from which to benefit from the calculated deferred tax asset; accordingly, a valuation allowance for the entire amount has been recorded.

The effective income tax rate from continuing operations  is different from the federal statutory rate for the years ended December 31, 2009 and 2008 for the following reasons:

	2009	2008
Expected taxes at statutory rates	(34.0)%	34.0%
State income tax benefit, net of federal income tax rate	92.3%	6.1%
Expiration of capital loss carryforwards	978.0%	—
Incentive stock options expense	3.9%	27.6%
Nondeductible meals and entertainment expenses	0.1%	1.5%
Nondeductible expenses of pending merger……………………...	8.7%	—
Other………………………………………………………………	(3.6)%	—
Change in Valuation allowance	(1,045.4)%	(69.2)%
Total	—	—

The statutory rate reconciling percentages for 2009 are initiated primarily as a result of the nominal amount of pretax income to which the reconciling items are being compared. The primary reconciling item for 2009 is the permanent difference related to the expiration of the deferred tax asset for capital loss carryforwards.

Note 9. Other Income

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

Note 10. Commitments and Contingencies

Operating Leases

The Company leases its corporate office space under an operating lease which expired on September 30, 2009 at a monthly lease amount of approximately $2,500 (currently under a month-to-month arrangement with the same lease terms) and certain equipment under an operating lease at a monthly lease amount of approximately $435 which expire on January 14, 2010 (and will be retained on a month-to-month basis until March 31, 2010). All other operating leases held at December 31, 2008 were related to the discontinued operations at Stonehenge and were assumed by the buyer upon the closing of the sale on January 23, 2009. The operating lease expense (excluding discontinue operations) for the years ended December 31, 2009 and 2008 was approximately $35,000 and  $40,000, respectively.

SIGNATURES AND POWERS OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF TRUST OF AMERICA, INC.

February 24, 2010	By:	/s/ MICHAEL C. PEARCE
Michael C. Pearce
President and Chief Executive Officer

February 24, 2010	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael C. Pearce	President, Chief Executive Officer and	February 24, 2010
Michael C. Pearce	Chairman of the Board of Directors (principal executive officer)

/s/ Tracy S. Clifford	Chief Financial Officer and Secretary	February 24, 2010
Tracy S. Clifford	(principal financial officer)

/s/ Jonathan M. Couchman	Director	February 24, 2010
Jonathan M. Couchman

/s/ Jay A. Gottlieb	Director	February 24, 2010
Jay A. Gottlieb

/s/ Jan H. Loeb	Director	February 24, 2010
Jan H. Loeb

/s/ William Vlahos	Director	February 24, 2010
William Vlahos

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Annual Report on Form 10-K for fiscal year 2009 (and are numbered in accordance with Item 601 of Regulation S-K). Items marked with an asterisk (*) are filed with this Annual Report.

No.	Description
2.1
Plan of Liquidation and Dissolution of Golf Trust of America, Inc., as approved by stockholders on May 22, 2001 which was terminated by stockholders on November 8, 2007 (previously filed as Exhibit 2.1 to our company’s Current Report on Form 8-K, filed May 30, 2001, and incorporated herein by reference).

2.2
Agreement and Plan of Merger By and Among Golf Trust of America, Inc., GTA Acquisition, LLC and Pernix Therapeutics, Inc. dated as of October 6, 2009 (incorporated by reference from Exhibit No. 10.6 to this Annual Report on Form 10-K).

3.1
Articles of Incorporation of Golf Trust of America, Inc., as currently in effect (previously filed as Exhibit 3.1 to our company’s Current Report on Form 8-K dated as of November 6, 2007 and incorporated herein by reference).

3.2
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

4.4
Resolutions of the Board of Directors dated March 9, 2009 regarding the inadvertent acquisition of common shares by Odyssey Value Advisors, LLC and waiver of provisions of the Shareholder Rights Agreement.

10.1+
First Amended and Restated Employment Agreement between Golf Trust of America, Inc. and Michael Pearce, dated as of April 26, 2009 (previously filed as Exhibit 10.1.2 to our company’s Quarterly Report on Form 10-Q, filed on May 14, 2009, and incorporated herein by reference).

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
10.6
Agreement and Plan of Merger By and Among Golf Trust of America, Inc., GTA Acquisition, LLC and Pernix Therapeutics, Inc. dated as of October 6, 2009 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2009, and incorporated herein by reference).

14.1
Code of Business Conduct and Ethics, adopted by the Board of Directors of Golf Trust of America, Inc. on November 6, 2007 (previously filed as Exhibit 14.1 to our company’s Current Report on Form 8-K, filed November 9, 2007, and incorporated herein by reference).

23.1*	Consent of Cherry, Bekaert & Holland, L.L.P.
24.1*	Powers of Attorney (included under the caption “Signatures and Powers of Attorney”)
31.1*	Certification of Michael C. Pearce pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Tracy S. Clifford pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
———————
*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

+	Denotes a management contract or compensatory plan.