Form 10-Q
period 2010-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2010-05-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2010

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: _____________ to _____________

PERNIX THERAPEUTICS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Maryland	001-14494	33-0724736
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification Number)

33219 Forest West Street, Magnolia, TX 77354
(Address of principal executive offices) (Zip Code)

(832) 934-1825
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

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

On May 12, 2010, there were 24,558,594 shares outstanding of the Registrant’s common stock.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2010

i

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Registrant desires to take advantage of these “safe harbor” provisions with regard to the forward-looking statements in this Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements reflect our current views with respect to future events and financial performance. Specifically, forward-looking statements may include:

●	projections of revenues, expenses, income, income per share, net interest margins, asset growth, loan production, asset quality, deposit growth and other performance measures;

●	statements regarding expansion of operations, including entrance into new markets and development of products; and

●	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements express our best judgment based on currently available information and we believe that the expectations reflected in our forward-looking statements are reasonable.

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements actually will be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of the Registrant’s stock specifically; and

●	the risks outlined below in the section entitled “Risk Factors.”

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, the Registrant does not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
COMBINED AND CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,670,940	$4,578,476
Accounts receivable, net	5,865,758	4,133,357
Inventory, net	1,108,304	1,081,970
Prepaid expenses and other current assets	1,895,164	1,625,719
Deferred tax assets – current	1,961,000	61,000
Total current assets	23,501,166	11,480,522
Property and equipment, net	1,178,779	139,456
Other assets:
Intangible assets, net of amortization	6,647,551	1,409,337
Deferred tax assets – long term	657,000	—
Other long-term assets	300,000	383,333
Total assets	$32,284,496	$13,412,648
LIABILITIES
Current liabilities:
Accounts payable	$335,298	$436,663
Accrued personnel expense	959,174	560,657
Accrued allowances	6,645,533	6,795,542
Income taxes payable	1,698,753	100,000
Other accrued expenses	396,063	143,578
Contract payable	4,600,000	—
Total current liabilities	14,634,821	8,036,440

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 24,558,594 and 20,900,000 outstanding at March 31, 2010 and December 31, 2009, respectively	245,586	209,000
Additional paid-in capital	7,875,974	788,979
Retained earnings	9,454,714	4,308,491
Total stockholders’ equity	17,576,274	5,306,470

Non-controlling interest	73,401	69,738

Total equity	17,649,675	5,376,208

Total liabilities and stockholders’ equity	$32,284,496	$13,412,648

See accompanying notes to combined and consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net sales	$8,873,309	$7,234,664
Costs and expenses:
Cost of product sales	1,191,973	1,425,227
Selling expenses	1,456,073	1,464,937
General and administrative expenses	1,634,464	1,562,143
Research and development expense	271,251	143,443
Depreciation and amortization expense	68,773	55,297
Total costs and expenses	4,622,534	4,651,047

Income from operations	4,250,775	2,583,617

Other income (expense):
Interest income, net	2,948	4,044

Income before income taxes and non-controlling interest	4,253,723	2,587,661
Income tax benefit	(1,018,103)	(60,000)
Net income before non-controlling interest	5,271,826	2,647,661

Net income (loss) attributable to non-controlling interest	3,663	(34,610)

Net income attributable to controlling interest	$5,268,163	$2,682,271

Basic earnings per share	$0.24	$0.13
Diluted earnings per share	$0.24	$0.13
Weighted average number of shares—basic	21,834,971	20,900,000
Weighted average number of shares—diluted	21,867,257	20,900,000

See accompanying notes to combined and consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,271,826	$2,647,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,773	55,297
Provision for allowance for returns	255,000	506,289
Provision for deferred income tax benefit	(2,557,000)	—
Non-cash interest	(1,053)	—
Stock compensation expense	13,084	681,000
Changes in operating assets and liabilities:
Accounts receivable	(1,732,400)	(1,222,289)
Inventory	692,075	615,151
Prepaid expenses and other assets	(21,840)	(371,222)
Other assets – long term	83,333	—
Accounts payable	(101,367)	166,366
Increase in income taxes payable	1,598,753	—
Accrued expenses	180,125	(30,874)
Net cash provided by operating activities	3,749,309	3,047,379

Cash flows from investing activities:
Acquisition of CEDAX – initial payment	(1,500,000)	—
Purchase of intangible assets	—	(100,000)
Purchase of equipment	(434)	—
Net cash used in investing activities	(1,500,434)	(100,000)

Cash flows from financing activities:
Cash acquired in connection with the merger, net of costs paid	5,965,529	—
Distributions to stockholders	(121,940)	(3,107,600)
Net cash provided by (used in) financing activities	5,843,599	(3,107,600)

Net increase (decrease) in cash and cash equivalents	8,092,464	(160,221)
Cash and cash equivalents, beginning of period	4,578,476	4,874,296
Cash and cash equivalents, end of period	$12,670,940	$4,714,075

See accompanying notes to combined and consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total

Balance at December 31, 2008	$—	$—	$6,331,210	$110,492	$6,441,702

Retroactive adjustment for issuance of shares in reverse merger with GTA	209,000	(209,000)	—	—	—

Distributions to stockholders:

Transfer of land and buildings to affiliate	—	316,979	(1,310,000)	—	(993,021)

Deconsolidation of Macoven	—	—	(496,823)	—	(496,823)

Distributions	—	—	(9,455,600)	—	(9,455,600)

Stock compensation expense	—	681,000	—	—	681,000

Net income (loss)	—	—	9,239,704	(40,754)	9,198,950

Balance at December 31, 2009	209,000	788,979	4,308,491	69,738	5,376,208

Distributions to stockholders	—	—	(121,940)	—	(121,940)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	—	—	7,110,497

Stock-based compensation	—	13,084	—	—	13,084

Net income	—	—	5,268,163	3,663	5,271,826

Balance at March 31, 2010	$245,586	$7,875,974	$9,454,714	$73,401	$17,649,675

See accompanying notes to combined and consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

Note 1.	Organization and Merger

Pernix Therapeutics Holdings, Inc. (“Pernix” or the “Company”) is a specialty pharmaceutical company focused on developing and commercializing branded pharmaceutical products to meet unmet medical needs primarily in pediatrics. Pernix’s sales force promotes products in approximately 30 states.

On October 6, 2009, Pernix Therapeutics, Inc. (“PTI”) entered into an Agreement and Plan of Merger with Golf Trust of America, Inc. (“GTA”). At the closing of the merger on March 9, 2010, PTI merged with and into a wholly owned subsidiary of GTA and GTA issued 20,900,000 shares of its common stock to PTI’s stockholders, representing approximately 84% of the combined company’s outstanding common stock on a fully diluted basis.  As a result of the merger, (i) PTI became a wholly owned subsidiary of GTA, (ii) the President of PTI was appointed President and Chief Executive Officer of the combined company and (iii) the combined company’s Board was reconstituted, with three Board members selected by PTI and two directors of GTA retained.  Immediately following the closing of the merger, the Company changed its name from Golf Trust of America, Inc. to Pernix Therapeutics Holdings, Inc.  PTI was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”).  Accordingly the Company’s financial statements for periods prior to the merger reflect the historical results of PTI and  not GTA. The Company’s financial statements for all subsequent periods reflect the results of the combined company.  Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former PTI stockholders in the merger, after giving effect to the difference between the par value of the common stock of PTI and GTA, with the offset to additional paid-in capital.  In addition, the pre-merger financial information has been restated to reflect the 2-to1 reverse split of GTA’s common stock that became effective immediately prior to the closing of the merger.

Unless specifically noted otherwise, as used throughout these combined and consolidated financial statements, the term “Company” or “Pernix” refers to the combined company after the merger and the business of PTI before the merger.  The terms PTI and GTA refer to such entities’ standalone businesses prior to the merger.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

     The accompanying unaudited combined and consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. The combined and consolidated balance sheet at December 31, 2009 has been derived from PTI’s audited consolidated financial statements included in the Company’s Current Report on Form 8-K dated March 15, 2010.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted. These combined and consolidated financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated March 15, 2010 and Annual Report on Form 10-K for the year ended December 31, 2009.

Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results for the full year.

Principles of Consolidation and Combination

The combined and consolidated financial statements have been prepared in accordance with GAAP and include the accounts of (i) Pernix’s wholly owned subsidiaries Pernix Thereapeutics, LLC, GTA GP, Inc. and GTA LP, Inc., (ii) Gaine, Inc. (“Gaine”) which is a patent and license holding company that is owned 50% by Pernix and is considered a controlled entity and (iii) Pernix’s 60%-owned subsidiary as of March 31, 2009, Macoven Pharmaceuticals, LLC (“Macoven”).  From January 2009 through July 2009, the financial statements of Pernix included the operations of Macoven; however, operations for this subsidiary were not material.  As of July 13, 2009, Macoven is no longer consolidated because it became owned 60% by the former stockholders of PTI (in proportion to their ownership of PTI), 20% by the Company’s Executive Vice President of Operations and 20% by an officer of Macoven.

Transactions between and among the Company and its consolidated subsidiaries and combined affiliates are eliminated.

Under the consolidation method, an affiliated company’s results of operations are reflected within the combined and consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated company are recognized as non-controlling interest in the Company’s combined and consolidated statement of operations.

Management’s Estimates and Assumptions

The preparation of combined and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined and consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the combined and consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: contracted vendor discounts, returns on product sales, sales commissions, Medicaid rebates, allocation of CEDAX assets, amortization and depreciation.

Financial Instruments, Credit Risk Concentrations and Economic Dependency

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable and notes receivable. The Company’s cash and cash equivalents are maintained with banks with federally insured deposits, and balances exceed federally insured limits.

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. Pernix partners with third parties to manufacture all of its products and product candidates. Most of Pernix’s manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold could also affect its costs of product sales.

Trade accounts receivable are unsecured and are due primarily from wholesalers and distributors that sell to individual pharmacies. The Company continually evaluates the collectability of accounts receivable and maintains allowances for potential losses when necessary. The Company primarily sells to three major customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company maintains cash deposits with a federally insured bank that may at times exceed federally insured limits. Certain funds in excess of the federally insured limits are held in sweep investment accounts collateralized by the securities in which the funds are invested. The Company is exposed to credit risk in the event of a default by the financial institution holding its cash deposits to the extent such deposits exceed federally insured limits. The Company has not experienced any losses due to such concentration of credit risk.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Generally, the Company assigns the following estimated useful lives to these categories:

Service Life
Buildings	39 years
Equipment	5-7 years
Furniture and fixtures	5-7 years
Computer software and website	3 years

Maintenance and repairs are charged against earnings when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings.

The Company reviews long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. This analysis is highly subjective.  If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Intangible Assets

Intangible assets, such as patents, product licenses and product rights that are considered to have a definite useful life, are amortized on a straight-line basis over the shorter of their economic or legal useful life which ranges from three to fifteen years.

Accounts Receivable

Accounts receivable result primarily from sales of pharmaceutical products. Credit is extended based on the customer’s financial condition, and generally collateral is not required. The Company ages its accounts receivable using the corresponding sale date of the transaction and considers accounts past due based on terms agreed upon in the transaction, which is generally 30 days. Current earnings are charged with an allowance for doubtful accounts based on experience and evaluation of the individual accounts. Write-offs of doubtful accounts are charged against this allowance once the amount is determined to be uncollectible by management. Recoveries of trade receivables previously written off are recorded when recovered. At March 31, 2010 and December 31, 2009, management evaluated the need for an allowance and determined no allowance was necessary.

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow customers to return products. On average, product returns occur approximately eighteen months following the sale. The Company adjusts its estimate of product returns when it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include the shelf life of the product shipped, actual and historical return rates for expired lots, the remaining time to expiration of the product and the forecast of future sales of the product, as well as competitive issues such as new product entrants and other known changes in sales trends. The Company evaluates this reserve on a quarterly basis, assessing each of the factors described above, and adjusts the reserve accordingly.

Revenue Recognition

The Company records revenue from product sales when the goods are shipped and the customer takes ownership and assumes risk of loss (free-on-board destination), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. At the time of sale, estimates for a variety of sales deductions, such as sales rebates, discounts and incentives, Medicaid rebates and product returns are recorded. Costs associated with sales revenues are recognized when the related revenues are recognized. Gross product sales are subject to a variety of deductions that are generally estimated and recorded in the same period that the revenues are recognized. The Company records provisions for Medicaid and contract rebates based upon its actual experience ratio of rebates paid and actual prescriptions filled during prior periods.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Gross product sales	$10,832,552	$9,864,573
Collaboration revenue	524,256	—
Sales discounts	(921,586)	(683,576)
Sales returns allowance	(255,171)	(748,000)
Medicaid rebates	(1,306,742)	(1,198,333)
Net sales	$8,873,309	$7,234,664

Inventories

Inventory is valued at the lower of cost or market, with cost determined by using the specific identification method. Allowances for slow-moving, obsolete, and/or declines in the value of inventory are determined based on management’s assessments.

Economic Dependency

The Company purchases  its entire merchandise inventory from outside manufacturers. In 2009, the Company expanded its available suppliers.  For the year ended December 31, 2009, approximately 85% of the inventory received was from three primary suppliers, allocated 22%, 29% and 34% among these three suppliers. For the three months ended March 31, 2010, approximately 91% of the inventory received was from two primary suppliers, allocated 68% and 23% among these two suppliers.  The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

Research and Development Costs

Research and development costs are expensed as incurred in connection with the Company’s internal programs for the development of products. Pernix either expenses research and development costs as incurred or will pay manufacturers a prepaid research and development fee which is amortized over the term of the related agreement. The costs incurred for the three months ended March 31, 2010 primarily reflect the amortization of the $1.5 million development fee that the Company paid to Macoven in July 2009 which is being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. The Company periodically reviews its research and development agreements for impairment. Costs incurred in connection with these programs for the three months ended March 31, 2010 and 2009 were approximately $271,000 and $143,000, respectively.

Segment Reporting

The Company is engaged solely in the business of marketing and selling pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Our prescription products include a variety of branded pharmaceuticals primarily in pediatrics.

Income Taxes

Pernix elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of the Company’s stockholders. Accordingly, Pernix was subject to certain “built-in” gains tax for the difference between the fair value and tax reporting bases of assets at the date of conversion to an S Corporation, if the assets were sold (and a gain was recognized) within ten years following the date of conversion. Pernix’s exposure to built-in gains was limited. Effective January 1, 2010, Pernix made an election to terminate its S Corporation status.  As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740-Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not.

Gaine is taxed as a corporation for income tax purposes. Accordingly, income taxes for this subsidiary are accounted for using the asset and liability method pursuant to ASC Topic 740, “Accounting for Income Taxes”.

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the impact of restricted stock and common stock equivalents (i.e., stock options) that are dilutive. For the three months ended March 31, 2010 and 2009, the earnings per share was the same for basic and diluted as the effect of the restricted stock and stock equivalents were insignificant.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Account Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative GAAP.  The FASB ASC superseded all then existing non-SEC accounting and reporting standards.  The issuance of this statement did not change U.S. GAAP, but has changed the applicable citations and naming conventions used when referencing U.S. GAAP within these combined and consolidated financial statements.

On April 14, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-12 , Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. A short section was added to FASB ASC 740-10-S99 to incorporate the SEC staff's interpretative guidance on the application of FASB ASC 740 in the wake of the passage of the health care reform bill. The guidance was written for the small handful of public companies that had a fiscal quarter end between the March 23 signing into law of the Patient Protection and Affordable Care Act and the March 30 signing of the Health Care and Education Reconciliation Act of 2010. The Company is currently evaluating the impact  of ASU No. 2010-12 on its financial statements.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company’s combined and consolidated financial statements.

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

In addition, ASC 820 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

The carrying value of cash and cash equivalents, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments. As of  March 31, 2010 and December 31, 2009, the Company had approximately $9,980,000 and $4,236,000, respectively, invested in an overnight repurchase account which is classified as Level 2.

The Company has a note receivable with a balance at March 31, 2010 of approximately $191,000 which is measured at fair value on a nonrecurring basis.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  These assets are classified as Level 3.

Note 4.	Business Combination

On March 24, 2010, the Company completed the acquisition of substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million to be paid in three installments as follows (i) $1.5 million which was paid at closing, (ii) $1.5 million to be paid on the 60th day following the closing, or May 23, 2010 and (iii) $3.1 million to be paid on the 270th day following the closing, or December 19, 2010.  The aggregate remaining amount due is included as a contract payable in the combined and consolidated balance sheet. The acquisition was consummated pursuant to the terms of that certain Asset Purchase Agreement dated January 8, 2010.  Pernix expects to fund the acquisition using existing cash and cash equivalents and cash flows provided by existing operations.

The following summarizes the preliminary estimated fair values of the acquired assets at the date of acquisition. The Company is in the process of finalizing its appraisal of these fair value estimates and, accordingly, these estimates are subject to change.

Inventories	$718,000
Equipment	88,000
Intangible assets – trademark rights and non-exclusive sublicense of US Patent to manufacture and sell the product	5,294,000
Total purchase price	$6,100,000

Note 5.	Collaborations

The Company often enters into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities might include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product, as well as expense reimbursements or payments to the third party. Revenues related to products sold by the Company pursuant to these arrangements are included in net product sales, while other sources of revenue (e.g., royalties and profit share payments) are included in collaboration and other revenue. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item, net of any payments made to or reimbursements received from our collaboration partners.

Macoven Pharmaceuticals, LLC

On July 27, 2009, the Company and Macoven entered into an agreement whereby the Company granted Macoven a non-exclusive license to develop, market and sell generic products based on the Company’s branded products. The initial term of the agreement is 18 months, and is automatically renewable for successive twelve month terms unless terminated by either party. Pursuant to the terms of the agreement, the Company paid Macoven a one-time development fee of $1,500,000. This fee is being amortized over the 18-month term of the agreement. The unamortized balance of the fee of $833,331 is included in current assets. The Company has the exclusive rights to 100% of the net proceeds from sales of generic equivalents of the Company’s branded products. Additionally, Pernix is entitled to 10% of Macoven’s net proceeds, including operating costs, from sales of generics that are not based on Pernix products to the extent Macoven retains Pernix to administer, distribute and/or market any such products.  As of March 31, 2010, Macoven has launched three Pernix-based generic products Pyril DM, Pyril D and TRIP-PSE.  Collaboration revenue from these products is approximately $413,000 for the three months ended March 31, 2010.

Co-promotion agreements

The Company seeks to enter into co-promotion agreements to enhance its promotional efforts and sales of its products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products that are not aligned with its product focus or when Pernix lacks sufficient sales force representation in a particular geographic area. As of March 31, 2010, Pernix had entered into three co-promotion agreements to market other parties’ products. The total revenue from these agreements of approximately $111,000 for the three months ended March 31, 2010 is recorded as collaboration revenue included in net sales.

Note 6.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2010	December 31, 2009
Trade accounts receivable	$5,293,187	$3,963,852
Collaboration agreement receivables	712,167	297,078
Less allowance for discounts	(139,596)	(127,573)
Accounts receivable, net	$5,865,758	$4,133,357

The Company typically requires customers to remit payments within 30 days. The Company offers wholesale distributors a prompt payment discount as an incentive to remit payment within the first 30 days after the invoice date. This discount is generally between 2% and 7%. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of the sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Accounts receivable is stated net of estimated discounts. The terms of collaboration receivables are pursuant to the respective agreements; however, typically payments are to be remitted 45-60 days following each quarter end.  The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of March 31, 2010 and December 31, 2009, no receivables were outstanding for longer than 90 days. As of March 31, 2010 and December 31, 2009, the net amount of accounts receivable was considered collectible and no allowance for doubtful accounts has been recorded.   The Company estimates an allowance for returns on outstanding customer invoices that considers product that was ordered but subsequently returned, primarily due to shipping damage, prior to payment of the invoice.

Note 7.	Inventory

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Purchased finished goods	$1,108,304	$1,081,970
Purchased samples	578,178	591,880
	1,686,482	1,673,850
Less allowance for samples inventory	(578,178)	(591,880)
	$1,108,304	$1,081,970

Note 8.	Property, Plant & Equipment

Property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Land	$952,342	$—
Equipment	270,619	182,185
Furniture and fixtures	43,516	24,596
Computer software and website	88,500	88,500
	1,354,977	295,281
Less accumulated depreciation	(176,198)	(155,825)
	$1,178,779	$139,456

Depreciation expense amounted to approximately $13,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively.

 In July 2009, Pernix distributed all of the real property that it owned, at that time, consisting of a 5,000 square-foot office facility and a 7,200 square-foot warehouse facility in Magnolia, TX and a 1,000 square-foot office facility and a 2,500 square-foot warehouse facility in Gonzalez, LA to its stockholders. At the time of the distribution the aggregate estimated value of the two properties was approximately $1,310,000. Each stockholder of Pernix contributed his or her interests in these two properties to a limited liability company wholly-owned by the stockholders of Pernix (in proportion to their respective ownership interests in Pernix) that, in turn, leased both properties back to Pernix. The term of each lease is month to month and may be terminated by either party without penalty.  Pursuant to these leases, Pernix pays rent of $2,500 and $1,500 per month for the Texas and Louisiana facilities, respectively. The Company believes these amounts reflect market rates that are as favorable to Pernix as could be obtained with unrelated third parties, and expects that its current facilities are sufficient to meet its needs into the foreseeable future.   In March 2010, the Company acquired land and furniture and fixtures valued at approximately $952,000 and $19,000, net of accumulated depreciation of approximately $7,000, in the merger with GTA, respectively.

Note 9.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2010	December 31, 2009
Prepaid expenses	$349,707	$119,123
Deposits on inventory	521,042	506,596
Note receivable	191,084	—
Current unamortized research and development fees related to Macoven contract	833,331	1,000,000
Total	$1,895,164	$1,625,719

The note receivable of approximately $191,000 represents the estimated net present value of a note receivable acquired from GTA in the merger.   Of the remaining outstanding balance of  $199,666 (less net present value discount of $8,582), $66,333 was received on May 1, 2010 and the balance of $133,000 is due January 1, 2011.

Note 10.	Employee Compensation and Benefits

The Company participates in a 401(k) plan (the “Plan”), which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, but not greater than the first 6 percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the Plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense for the three months ended March 31, 2010 and 2009 was approximately $49,000 and $73,000, respectively.

Stock Options

                The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of its stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

     There were 100,000 stock options granted to non-employee board members and no options were exercised during the three months ended March 31, 2010.

                The following table shows the assumptions used to value stock options on the date of grant, as follows:
Three Months Ended
March 31,
2010
Estimated dividend yield	0.0%
Expected stock price volatility	69%
Risk-free interest rate	2.77%
Expected life of option (in years)	6.0
Weighted-average fair value per share	$2.53

The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for the stock options is based on historical volatility of a representative peer group of comparable companies selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives.

                As of March 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was approximately $243,000.

                As of March 31, 2010, there was approximately $248,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.94 years.

Restricted Stock

     During the three months ended March 31, 2010, 100,000 shares of restricted stock were issued to non-employee board members. As of March 31, 2010, there were 100,000 restricted common shares outstanding and approximately $390,000 of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.94 years.

Stock-Based Compensation Expense

     The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:
	Three Months Ended
	March 31,
	2010	2009
Employee	$—	$681,000
Non-employees/Directors	13,084	—
Total	$13,084	$681,000

The stock compensation in the three months ended March 31, 2009 of $681,000 is related to a stock transaction in January 2009, at a discount to fair value, between one outside stockholder and certain officers of Pernix.

Note 11.	Major Customers

The Company’s customers primarily consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list all of the Company’s customers that individually comprise greater than 10% of total gross product sales and their aggregate percentage of the Company’s total gross product sales for the three months ended March 31, 2010 and 2009, and all customers that comprise more than 10% of total accounts receivable and such customers’ aggregate percentage of the Company’s total accounts receivable as of March 31, 2010 and December 31, 2009:

Gross Product Sales	For the three months ended March 31,
	2010	2009
Cardinal Health, Inc.	45%	33%
McKesson Corporation	37%	27%
Morris & Dickson	8%	16%
Total	90%	76%

Accounts Receivable
	March 31, 2010	December 31, 2009
Cardinal Health, Inc.	53%	37%
McKesson Corporation	37%	22%
Morris & Dickson	4%	26%
Total	94%	85%

Note 12.	Intangible Assets

Intangible assets consist of the following:

	Life	March 31, 2010	December 31, 2 009
Patent	12 years	$500,000	$500,000
Product licenses and rights – Kiel technology	15 years	700,000	700,000
Non-compete – Ubiquinone	2 years	250,000	250,000
Trademark rights – BROVEX	Infinite	238,758	238,758
Trademark rights and non-exclusive sublicense of US Patent to manufacture and sell the product – CEDAX	TBD	5,293,591	—
		6,982,349	1,688,758

Accumulated amortization		(334,798)	(279,421)
		$6,647,551	$1,409,337

Patents

Gaine entered into a patent assignment with the original owners of a U.S. patent for an active pharmaceutical ingredient that the Company expects to use in four of its product candidates. Gaine paid $500,000 for the ownership of this patent.

Product Licenses

The Company acquired rights to certain products incorporating a patented drug delivery technology owned by Kiel pursuant to a development agreement dated November 2006. Pursuant to the 2006 development agreement, Kiel agreed to develop certain products using the Kiel technology, including ALDEX AN and PEDIATEX TD, and granted Gaine an exclusive, worldwide license to manufacture and market these products at its expense. Gaine, in turn, licensed these products to Pernix.

The term of this license is 15 years. As consideration for the license and development of these products, Gaine paid Kiel an aggregate fee of $800,000.

On October 27, 2009, the Company executed a cancellation and settlement agreement related to a license agreement for the Company’s QUINZYME line. Pursuant to the agreement, the Company paid a one-time settlement fee of $250,000. In consideration for this amount, the licensor agreed not to sell, develop or cause to be developed any ubiquinone products (the active ingredient in Pernix’s QUINZYME line) for a period of two years. No further payments will be due under the former agreement.

On June 1, 2009, the Company completed an acquisition of all rights to the BROVEX product lines including related trademarks and inventory for $450,000 in cash paid at closing.  The purchase price was allocated $211,000 to inventory and $239,000 to the trade name based on their estimated fair values.

See Note 4 for discussion regarding the acquisition of the CEDAX trademark and sublicense rights.  The Company has not recorded any amortization of these intangible assets as of March 31, 2010 subject to completion of the appraisal of the fair value estimates.

Amortization expense amounts to approximately $55,000 and $45,000 for the three months ending March 31, 2010 and 2009, respectively.

Estimated amortization expense related to intangible assets, excluding CEDAX, for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Amount
2010 (April through December)	$164,000
2011	198,000
2012	94,000
2013	94,000
2014	94,000
Thereafter	471,000
$1,115,000

Note 13.	Accrued Allowances

The Company’s customers may return products due to product expiration and product replacement. On average, products are returned approximately 18 months following purchase. Returns allowance is estimated based on historical experience.

Certain vendors have negotiated contracted discounts that are based on sales volumes. These discounts are paid quarterly.

Accrued allowances consist of the following:

	March 31, 2010	December 31, 2009
Accrued returns allowance	$3,834,000	$3,975,000
Accrued contracted vendor discounts	566,533	519,542
Accrued Medicaid rebates	2,245,000	2,301,000
Total	$6,645,533	$6,795,542

Note 14.	Commitments and Contingencies

Licenses and Patents

On January 30, 2009, Pernix and Kiel memorialized their then existing oral licensing arrangement pursuant to which Kiel granted the Company an exclusive license without geographic limitation to use Kiel’s patented drug delivery technology and related intellectual property, or “Kiel technology,” to manufacture and market the ALDEX CT, ALDEX D, ALDEX DM and Z-COF-8DM products in exchange for royalty fees. The agreement may be terminated by either party at any time after January 30, 2011 without cause upon 30 days written notice to the other party.

The patents covering the Kiel technology expire in 2026 and 2027.

For a description of the Company’s other patent and license agreements, see Note 12.

Consulting Agreements

The Company receives certain legislative consulting services pursuant to a six-month contract that expires on August 5, 2010 for a total fee of $50,000.

Service Agreements

The Company receives data packages on a monthly basis from a third party provider. The Company is obligated to pay for these services in advance on a quarterly basis. Pernix amended this agreement in January and again in March 2010.  Pernix is contracted to pay approximately $60,000 quarterly for these services until January 31, 2011.  For the period February 2011 until the contract expires in December 2011, the quarterly fee will be approximately $30,000 unless additional data services that expire on January 31, 2011 are renewed.

The Company enters in to other service agreements from time to time in the ordinary course of business.

Purchase Commitments

As of March 31, 2010, the Company has open purchase orders, net of deposits, of approximately $1,077,000.

Uninsured Liabilities

The Company is exposed to various risks of losses related to torts: theft of, damage to, and destruction of assets; errors and omissions; injuries to employees; and natural disasters for which the Company maintains a general liability insurance with limits and deductibles that management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

The Company is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on the combined and consolidated financial position or results of operations of the Company.

Note 15.	Income Taxes

The income tax provision consisted of the income tax expenses (benefits) for the three months ended March 31, 2010 and 2009, as presented in the table below.  The tax benefit for the period ended March 31, 2010 is not representative of the anticipated effective rate for the succeeding quarters or the year as it includes one-time benefits associated with the termination of the S election and the recognition of net operating loss carryforwards associated with the reverse merger with GTA. For the three months ended March 31, 2009, the components of the income tax benefit related primarily to the operations of Gaine and state income taxes relating to Pernix.

	For the three months ended March 31,
	2010	2009
Current:
Federal	$1,297,688	$(54,000)
State	241,209	(6,000)
	1,538,897	—
Deferred Provision:
Federal	(282,000)	—
State	(2,275,000)	—
	(2,557,000)	—
	$(1,018,103)	$(60,000)

The effective income tax expense differs from that which would be determined by applying statutory income tax rates to the earnings before taxes of Gaine due to the impact of state income taxes and non-deductible expenses.

The following is a  reconciliation from the federal statutory rate to the effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
Expected taxes at statutory rates	34.0%	(34.0%)
State taxes	3.8%	(4.0%)
Permanent differences	0.6%	(48.9%)
Establishment of deferred tax asset due to tax status change	(44.5%)	—
Other	0.2%	—
	(5.9%)	(86.9%)
Change in valuation allowance	(18.5%)	—

Total	(24.4%)	(86.9%)

For the three months ended March 31, 2009, the rate reconciliation reflects only the operations of Gaine as PTI was an S-Corporation (See Note 2 above) until January 1, 2010.  For the three months ended March 31, 2009, Gaine’s net loss was approximately $69,000.

PTI terminated its S corporation status effective January 1, 2010.  Accordingly, it was required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit was approximately $1,858,000.

In connection with the merger, a portion of the valuation allowance on net operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit was approximately $770,000.

Note 16.  Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and the impact of non-vested restricted stock grants.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):
	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$5,268,163	$2,682,271
Denominator:
Weighted-average common shares, basic	21,834,971	20,900,000
Dilutive effect of stock options, warrants and restricted stock	32,286	—

Weighted-average common shares, diluted	21,867,257	20,900,000

Net income per share, basic	$.24	$.13

Net income per share, diluted	$.24	$.13

Anti-dilutive weighted-average shares	2,556	—

Note 17.	Subsequent Events

Agreements

Effective April 1, 2010, the Company entered in to a co-promotion agreement with WraSer Pharmaceuticals, LLC to exclusively market the CEDAX capsule as this form is not designated for the pediatric market which is currently the Company’s core business. WraSer will receive 70% of the net sales proceeds pursuant to this agreement.  The Company will promote the CEDAX suspension products in the pediatric market.

On April 13, 2010, the Company entered in to consulting agreement with Kiel Laboratories, Inc. for the provision of certain research and development services related to the filing of a new drug application for one of the Company’s antitussive product candidates covered by Gaine’s patent.  The aggregate consulting fee for these services is $200,000 and was paid concurrent with the signing of the agreement.  This fee is being amortized over the term of this agreement which expires on April 13, 2011.

Letter of Credit

In connection with a certain manufacturing vendor, the Company was required to provide a letter of credit agreement as security for its performance of payment in the amount of $500,000.  The letter of credit expires on April 30, 2011.

Stock Repurchase Authorization

On May 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 in shares of the Company's common stock. Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be designated as treasury shares.  Each individual stock repurchase will be subject to Board approval.  As of May 14, 2010, no shares have been repurchased pertaining to this authorization.

Employee Stock Options and Awards

On May 12, 2010, 540,000 option shares, in the aggregate, were granted from the 2009 Stock Incentive Plan.  This included 150,000 stock options to the Company’s Executive Vice President of Operations and 75,000 stock options to the Company’s CFO.  Certain other employees of the Company received option awards based on seniority.  The exercise price is $3.73, the most recent closing price of our common stock on NYSE Amex price prior to the grant date, as specified by the Compensation Committee.   These options will vest ratably over three years and expire ten years from the date of the grant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of Pernix’s combined and consolidated financial condition and results of operations together with financial statements and accompanying notes included in this Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Pernix’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including, but not limited to, those set forth in “Item 1A – Risk Factors” of Part II of this Form 10-Q.

Overview

Pernix Therapeutics, Inc. is a growing and profitable specialty pharmaceutical company focused on developing and commercializing branded pharmaceutical products to meet unmet medical needs primarily in pediatrics. Our goal is to build a broad portfolio of products through a combination of internal development, acquisition and in-licensing activities, and to utilize our sales force to promote our products in our target markets.

We utilize unique formulations and drug delivery technologies for existing drug compounds to improve patient care by increasing patient compliance and reducing adverse side effects relative to existing therapies. Additionally, we focus our product development strategy on placing solid intellectual property around our products to protect our investment. We have acquired substantially all of the intellectual property associated with our products through license agreements and acquisitions.

Since our inception in 1999, we have assembled a product portfolio that currently includes seven marketed product lines consisting of 15 products. Our ALDEX product line currently includes ALDEX AN, ALDEX CT, ALDEX D and ALDEX DM, which are oral antihistamine/decongestant/antitussive (cough suppressant) combinations indicated for the treatment of allergies and symptoms of the common cold. PEDIATEX TD is also an oral antihistamine/decongestant combination indicated for the treatment of respiratory allergies. Z-COF 8DM is an oral decongestant/expectorant/ cough suppressant indicated for the treatment of allergies and symptoms of the common cold. The BROVEX line currently includes BROVEX PEB, BROVEX PEB DM, BROVEX PSB, BROVEX PSB DM, BROVEX PSE and BROVEX PSE DM, which are oral antihistamine/decongestant/antitussive (cough suppressant) combinations indicated for the treatment of allergies and symptoms of the common cold. In February 2009, we introduced our first medical food product, REZYST IM. REZYST IM is a chewable tablet probiotic indicated to replace active cultures that are destroyed by diet and antibiotics and to reduce symptoms associated with irritable bowel syndrome and various gastrointestinal issues. Our second medical food product, QUINZYME, was launched in July 2009. QUINZYME is a 90 mg ubiquinone smooth dissolve tablet for patients with depleted ubiquinone levels and for patients on statin therapy. The most recent addition to our product portfolio is CEDAX which is a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract that we acquired on March 24, 2010 from Shionogi Pharma, Inc. (formerly Sciele Pharma, Inc.).

In addition to our own product portfolio, we have entered into co-promotion agreements to enhance the promotional efforts and sales of our products.  We may enter into co-promotion agreements whereby we obtain rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales we generate.  Alternatively, we may enter into co-promotion agreements with respect to our products that are not aligned with our product focus or when we lack sufficient sales force representation in a particular geographic area.  As of March 31, 2010, we had entered into three co-promotion agreements to market other parties’ products.  Effective April 1, 2010, we entered into a co-promotion agreement with WraSer Pharmaceuticals, LLC to exclusively market the CEDAX capsule as this form is not designated for the pediatric market which is currently the Company’s core business.  The Company will promote the CEDAX suspension products which are indicated for the pediatric market.  See further discussion below under the caption “Net Sales.”

Some of our products are marketed without a Federal Drug Administration (“FDA”) approved marketing application because we consider them to be identical, related or similar to products that have existed in the market without an FDA-approved marketing application, and which were thought not to require pre-market approval, or which were approved only on the basis of safety, at the time they entered the marketplace, subject to FDA enforcement policies established with the FDA’s Drug Efficacy Study Implementation, or DESI, program. For a more complete discussion regarding FDA drug approval requirements, please see Item 1A-“Risks Factors-Some of Pernix’s specialty pharmaceutical products are now being marketed without FDA approvals” of Part II of this Form 10-Q.

Our sales force, which consists of 32 full-time sales representatives, 3 regional sales directors and 2 national sales directors as of May 12, 2010, promotes our products in approximately 30 states in the U.S. Our sales force is supported by six senior managers and five administrative staff. Our sales management team consists of pharmaceutical industry veterans experienced in management, business development, and sales and marketing, and has an average of nine years of sales management experience.

For the three months ended March 31, 2010 and 2009, our net sales were approximately $8,873,000 and $7,235,000 and our income before income taxes and non-controlling interest was approximately $4,254,000 and $2,588,000, respectively. Our net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was approximately $3,749,000 and $3,047,000,  respectively.

On January 8, 2010, Pernix entered into an asset purchase agreement with Shionogi Pharma, Inc. (“Shionogi”) (formerly Sciele Pharma, Inc.)  to acquire substantially all of Shionogi’s assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million to be paid in three installments as follows (i) $1.5 million which was paid at closing on March 24, 2010, (ii) $1.5 million to be paid on the 60th day following the closing, or May 23, 2010 and (iii) $3.1 million to be paid on the 270th day following the closing, or December 19, 2010.  We expect to make these payments from existing cash and cash equivalents and cash flows from operations.  For additional information on our acquisition of CEDAX, see Note 4 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

On October 6, 2009, Pernix Therapeutics, Inc. (“PTI”) entered into an Agreement and Plan of Merger with Golf Trust of America, Inc. (“GTA”). At the closing of the merger on March 9, 2010, PTI merged with and into a wholly owned subsidiary of GTA and GTA issued 20,900,000 shares of its common stock to PTI’s stockholders, representing approximately 84% of the combined company’s outstanding common stock on a fully diluted basis.  As a result of the merger, (i) PTI became a wholly owned subsidiary of GTA, (ii) the President of PTI was appointed President and Chief Executive Officer of the combined company and (iii) the combined company’s Board was reconstituted, with three Board members selected by PTI and two directors of GTA retained.  Immediately following the closing of the merger, the Company changed its name from Golf Trust of America, Inc. to Pernix Therapeutics Holdings, Inc.  PTI was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”). For additional information on the merger, see Note 1 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Financial Operations Overview

The discussion in this section describes our combined and consolidated income statement categories.  For a discussion of our combined and consolidated results of operations, see “Results of Operations” below.

Net Sales

Pernix’s net sales consist of net product sales and collaboration revenue from co-promotion and other revenue sharing agreements. Pernix recognizes product sales net of estimated allowances for product returns, discounts and Medicaid rebates. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices and the amount of sales adjustments that Pernix recognizes. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties to market certain of their products in return for commissions or percentages of revenue on the sales we generate or on the sales they generate on generic products based on our brand products. As of March 31, 2010, we marketed three products under co-promotion agreements in addition to our collaboration agreement with Macoven (see Notes 5 and 17 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q).  The total revenue from these co-promotion agreements was approximately $111,000 for the three months ended March 31, 2010.

As of March 31, 2010, Macoven has launched three Pernix-based generic products Pyril DM, Pyril D and TRIP-PSE.  Pursuant to our development agreement with Macoven, we are entitled to 100% of the net sales proceeds of these products.  Net sales proceeds from these products was approximately $413,000 for the three months ended March 31, 2010.

The following table sets forth a summary of Pernix’s net sales for the three months ended March 31, 2010 and 2009 ( in thousands).

	Three months ended March 31,
	2010	2009
Gross Product Sales
Upper respiratory products	$10,700	$9,834
Medical food products	132	30
Collaboration Revenue	524	—
Gross Sales	11,356	9,864
Discounts	(921)	(683)
Allowance for Returns	(255)	(748)
Medicaid Rebate Expense	(1,307)	(1,198)
Net Sales Revenues	$8,873	$7,235

Cost of Product Sales

Pernix’s cost of sales is primarily comprised of the costs of manufacturing and distributing Pernix’s pharmaceutical products and samples. In particular, cost of sales includes third-party manufacturing and distribution costs and the cost of active pharmaceutical ingredients. Pernix partners with third parties to manufacture all of its products and product candidates.

Most of our manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold also affect its cost of sales.

Selling Expenses

Pernix’s selling expenses consist of salaries, commission and incentive expenses for our sales force; all overhead costs of our sales force; and freight, advertising and promotion costs. The most significant component of Pernix’s sales and marketing expenses is salaries, commissions and incentive expenses for our sales force. Sales commissions are based on when our customers sell Pernix products to retail customers not when we sell Pernix products to our customers. Therefore, there may be a lag between the time of Pernix’s sale to its customer and when the commission is ultimately earned on that sale.

Pernix expects that its sales and marketing expenses will increase as it expands its sales and marketing infrastructure to support additional products.

Royalty Expenses

Royalty expenses include the contractual amounts Pernix is required to pay the licensors from which it has acquired the rights to certain of its marketed products.  Product mix affects Pernix’s royalties. For a description of the agreements that currently require royalty fees see  Pernix’s license and co-promotion agreements, see Note 14 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

General and Administrative Expenses

General and administrative expenses primarily include salaries and benefits of management and administrative personnel; professional fees; consulting fees; management and administrative personnel overhead expenses; and insurance.   Pernix expects that its general and administrative expenses will increase significantly due to the public company costs including, but not limited to, accounting and legal professional fees, exchange listing fees, Public Company Accounting Oversight Board fees, and printing and reporting fees.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or will pay manufacturers a prepaid research and development fee. Pernix believes that significant investment in research and development is important to its competitive position and plans to increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop.   For discussion of the certain research and development expenses see Note 5 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Other Income and Expenses

Depreciation Expense

Depreciation expense is recognized for Pernix’s property and equipment, which it depreciates over the estimated useful lives of the assets using the straight-line method.

Income Taxes

Pernix elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of the Company’s stockholders. Accordingly, Pernix was subject to certain “built-in” gains tax for the difference between the fair value and tax reporting bases of assets at the date of conversion to an S Corporation, if the assets were sold (and a gain was recognized) within ten years following the date of conversion. Pernix’s exposure to built-in gains was limited. Effective January 1, 2010, Pernix terminated its S corporation status.  As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740-Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The resulting deferred tax asset recorded as a tax benefit was $1,858,000. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. The tax benefit for the period ended March 31, 2010 is not representative of the anticipated effective rate for the succeeding quarters or the year as it includes one-time benefits associated with the termination of the S election and the recognition of net operating loss carryforwards associated with the reverse merger with GTA.

Pernix terminated is S corporation status effective January 1, 2010.  Accordingly, we were required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit was $1,858,000.

In connection with the merger, a portion of the valuation allowance on operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit was $770,000.

Gaine is also taxed as a corporation for income tax purposes. Accordingly, income taxes for this subsidiary are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740-Income Taxes. Deferred income taxes were not material as of  March 31, 2010 and  2009.

Non-controlling interest

The non-controlling interest represents the 50% outside ownership of Gaine. See Note 1 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009.

Critical Accounting Estimates

Management’s discussion and analysis of Pernix’s financial condition and results of operations are based on Pernix’s combined and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of Pernix’s combined and consolidated financial statements requires Pernix’s management to make estimates and assumptions that affect Pernix’s reported assets and liabilities, revenues and expenses and other financial information. Reported results could differ significantly under different estimates and assumptions. In addition, Pernix’s reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

Pernix regards an accounting estimate or assumption underlying its financial statements as a “critical accounting estimate” where:

●
the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

●	the impact of the estimates and assumptions on its financial condition or operating performance is material.

Pernix’s significant accounting policies are described in in the notes to Pernix’s combined and consolidated financial statements in Part I of this Form 10-Q. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” Pernix believes that its estimates relating to revenue recognition, inventory and accrued expenses described below fit the definition of “critical accounting estimates.”

Revenue Recognition

Pernix recognizes revenue from its product sales when the goods are shipped and the customer takes ownership and assumes risk of loss (free-on-board destination), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Pernix sells its products primarily to pharmaceutical wholesalers, distributors and pharmacies, which have the right to return the products they purchase, as described below. Pernix recognizes product sales net of estimated allowances for discounts, product returns and Medicaid rebates.

Consistent with industry practice, Pernix offers customers the ability to return products in the six months prior to, and the twelve months after, the products expire. Pernix adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, competitive issues such as new product entrants and other known changes in sales trends or historical return experience.

Segment Reporting

The Company generates revenue from the marketing and selling of prescription pharmaceutical products. Accordingly, the Company’s business is classified in a single reportable segment, the sale and marketing of prescription products. Prescription products include a variety of branded pharmaceuticals primarily in pediatrics.

Allowances for Returns, Discounts and Rebates

Pernix’s estimates of product rebates and discounts are based on its estimated mix of sales to various third-party payors, which are entitled either contractually or statutorily to discounts from Pernix’s listed prices of its products. Pernix makes these judgments based upon the facts and circumstances known to it in accordance with GAAP. In the event that the sales mix to third-party payors is different from its estimates, Pernix may be required to pay higher or lower total rebates than it has estimated.

Sales returns allowances are based on the products’ expiration dates and are generally eighteen months from the date the product was originally sold. Sales returns allowances were approximately $255,000, or 2.4% of gross sales, and $748,000, or 7.6% of gross sales, for the three months ended March 31, 2010 and 2009, respectively.  The decrease in the sales returns allowances as a percentage of gross sales is based on a cumulative decrease in the return trend on gross sales and returns experience over twenty-three quarters applied to the most recent eighteen months of sales.

Medicaid rebates were approximately $1,307,000, or 12.1% of gross sales, and $1,198,000, or 12.1% of gross sales, for the three months ended March 31, 2010 and 2009, respectively.

Discounts taken were approximately $922,000, or 8.5% of gross sales, and $684,000, or 6.9% of gross sales, for the three months ended March 31, 2010 and 2009, respectively.  Discounts are applied pursuant to the contracts negotiated with certain vendors and are primarily based on sales.  Approximately $140,000 and $127,000 in accrued allowances for prompt pay discounts is netted against accounts receivable at March 31, 2010 and December 31, 2009.

	Sales Returns	Rebates	Discounts
		(In Thousands)
Balance at December 31, 2008	$2,386,000	$738,000	$709,000
Current provision	2,810,000	4,824,000	2,938,000
Payments and credits	(1,221,000)	(3,261,000)	(3,000,000)
Balance at December 31, 2009	3,975,000	2,301,000	647,000
Current provision	255,000	1,307,000	922,000
Payments and credits	(396,000)	(1,363,000)	(862,000)
Balance at March 31, 2010	$3,834,000	$2,245,000	$707,000

Accrued Personnel and Other Expenses

As part of the process of preparing its combined and consolidated financial statements, Pernix is required to estimate certain expenses. This process involves identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its combined and consolidated financial statements. Examples of estimated expenses for which Pernix accrues include professional fees, payroll, sales commissions and other sales benefits that will be redeemed in the future.

Stock based compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. In December 2004, the Financial Accounting Standards Board (“FASB”) issued guidance under ASC 718, Accounting for Stock Options and Other Stock Based Compensation, which was effective for interim and annual reporting periods beginning after December 15, 2006.  As discussed in Note 10 to the Notes to the Company’s combined and consolidated financial statements, the Company uses the Black-Sholes-Merton model to calculate the value of the option.  Several inputs utilized in this calculation are subjective.  ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

On May 12, 2010, 540,000 option shares, in the aggregate, were granted from the 2009 Stock Incentive Plan.  This included 150,000 stock options to the Company’s Executive Vice President of Operations and 75,000 stock options to the Company’s CFO.  Certain other employees of the Company received option awards based on seniority.  The exercise price is $3.73, the most recent closing NYSE Alternext Exchange price prior to the grant date, as specified by the Compensation Committee.   These options will vest ratably over three years and expire ten years from the date of the grant.

Inventory

Inventory consists of finished goods which include pharmaceutical products ready for commercial sale or distribution as samples. Inventory is stated at the actual cost per bottle determined under the specific identification method. Pernix’s estimate of the net realizable value of its inventories is subject to judgment and estimation. The actual net realizable value of its inventories could vary significantly from its estimates and could have a material effect on its financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory, or declines in the value of inventory is determined based on management’s assessments. The inventory reserve includes provisions for inventory that may become damaged in shipping or in distribution to the customer. As of March 31, 2010 and 2009, Pernix had approximately $1,108,000 and $1,082,000 in inventory, respectively, for which no reserve was deemed necessary.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Net Sales

Net sales were approximately $8,873,000 and $7,235,000 for the three months ended March 31, 2010 and  2009, respectively, an increase of approximately $1,638,000, or 22.6%. This increase is primarily due to sales of new products, including our BROVEX product line, PEDIATEX TD, and REZYST, and increases in unit prices and the expansion of Pernix’s sales force in additional territories offset by a decrease in the sales of ALDEX products and Z-Cof which was discontinued.

Cost of Product Sales

Cost of sales was approximately $1,192,000 and $1,425,000 for the three months ended March 31, 2010 and 2009, respectively, a decrease of approximately 16.4%.  The cost of product samples included in cost of product sales was approximately $279,000 and $257,000 for the three months ended March 31, 2010 and 2009, respectively, an increase of approximately $22,000, or  8.6%, which was primarily due to the addition of the BROVEX product line and our expansion into new sales territories. Cost of product sales in the three months ended March 31, 2010 and 2009 consisted primarily of the expenses associated with manufacturing and distributing Pernix’s products. The decrease in cost of sales period-over-period is primarily the result of the significant difference in the cost of Z-Cof which was sold in significant volume in the three months ended March 31, 2009 compared to the much lower cost of the BROVEX products which was sold in significant volume in the three months ended March 31, 2010.

Selling Expenses

Selling expenses were approximately $1,456,000 and $1,465,000 for the three months ended March 31, 2010 and 2009, respectively, a decrease of approximately $9,000, or 0.6%.  Sales salaries, commissions and incentives represented approximately $1,031,000, or 70.8%, and $1,376,000, or 93.9%, of total selling expenses for the three months ended March 31, 2010 and 2009, respectively. The decrease in sales salaries, commissions and incentives of approximately $345,000, or 25.1%, is primarily the result of the change in our product mix and our corresponding change in the commission policy offset by an increase in sales salaries of approximately $95,000 due to additions to our sales force . Other selling expenses, including freight, packaging, advertising, promotional items, cell phone, operating and office supplies, vehicle expenses, travel and entertainment, and other miscellaneous overhead expenses of our sales force, were approximately $426,000 and $89,000 for the three months  ended March 31, 2010 and 2009, respectively. This increase of approximately $336,000, or 377.5%, was primarily due to increases in (i) sales report expenses of approximately $95,000, (ii) freight of approximately $28,000, (iii) training expenses of approximately $89,000, (iv) program management fee expenses of approximately $48,000, (v) auto expenses of approximately $40,000 due to an increase of seven sales reps and (vi) other selling expenses  including travel, entertainment, telephone, supplies and postage expenses of approximately $37,000.

General and Administrative Expenses

General and administrative expenses were approximately $1,634,000 and $1,562,000 for the three months ended March 31, 2010 and 2009, respectively, an increase of approximately $72,000, or 4.6%.  Management and administrative salaries and bonuses represented approximately $662,000, or 40.5%, and $223,000, or 25.3%, of the total general and administrative expenses (excluding stock compensation expense) for the three months ended March 31, 2010 and 2009, respectively. The increase of approximately $439,000, or  196.7%, was primarily due to the hiring of (i) a vice president of supply chain management in October 2009 (ii) a regional sales director in September 2009, (iii) a chief financial officer in March 2010, and (iv) an accounting supervisor in March 2010 along with approximately $276,000 in bonuses accrued in the three months ended March 31, 2010.  Stock compensation expense was approximately $13,000 and $681,000 for the three months ended March 31, 2010 and 2009, respectively.  The stock compensation expense for the three months ended March 31, 2010 was related to 100,000 stock options and 100,000 shares of restricted stock that were awarded to our non-employee board members on March 10, 2010.  The stock compensation expense for the three months ended March 31, 2009 was related to a stock transaction in January 2009 at a discount to fair value between one outside stockholder and certain officers of Pernix.  Other general and administrative costs were approximately $959,000 and $658,000 for the three months ended March 31, 2010 and 2009, respectively, an increase of approximately $301,000, or 45.8%. This increase was primarily due to increases of approximately  (i) $269,000 in professional fees including legal and accounting primarily related to the merger with GTA (as discussed in Note 1 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q), (ii) $20,000 in board fees and expenses as a result of the new board public company structure, (iii) $17,000 in directors and officers insurance as a result of becoming a public company and tail coverage on the GTA policy, (iv) $12,000 in product liability insurance due to the addition of new products and increased sales volumes, (v)  $12,000 in health insurance costs due to the increase in personnel, and (vi) $16,000 in  rent and rental equipment expenses related to the office and warehouse facilities leased effective July 2009 offset by a decrease of approximately $24,000 in the 401k employer match expense due primarily to the decrease in sales commissions and a net decrease of approximately $22,000 in other general and administrative expenses including printing, contract labor, utilities, telephone, travel and entertainment, maintenance and repair, taxes and licenses and other miscellaneous expenses.

Research and Development Expense

Research and development expenses were approximately $271,000 and $143,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in research and development expenses is primarily due to the amortization of the $1.5 million development fee that we paid to Macoven in July 2009 which is being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. For further discussion of research and development expenses see Note 5 to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Other Income and Expenses

Depreciation and Amortization Expense. Depreciation expenses were approximately $13,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. The increase of approximately $3,000, or 30.0%, is due to the furniture and equipment acquired in the merger with GTA and also furniture and IT purchases in 2009 offset by the depreciation decrease related to the distribution of the office and warehouse facilities in Magnolia, Texas and Gonzales, Louisiana to Pernix’s stockholders in the third quarter of 2009. Each stockholder of Pernix contributed his or her interests in these two properties to a limited liability company wholly-owned by the stockholders of Pernix (in proportion to their respective ownership interests in Pernix) that, in turn, leased both properties back to Pernix. The term of each lease is month to month and may be terminated by either party without penalty. As of March 31, 2010, Pernix pays rent of $2,500 and $1,500 per month for the Texas and Louisiana facilities, respectively, which Pernix believes approximates market rates.

Amortization expense was approximately $56,000 and $45,000 for the three months ended March 31, 2010 and 2009.  The increase of approximately $11,000, or 24.4%, is due to the amortization under certain agreements that were entered in to in 2009. For a description of Pernix’s license and other agreements, see Note 12–“Intangible Assets”  to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Interest Income.  Interest income was approximately $4,000 for both three month periods ended March  31, 2010 and 2009.  Interest expense was approximately $700 for the three months ended March 31, 2010 and we had no interest expense during the three months ended March 31, 2009.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes and non-controlling interest was approximately $4,254,000 and $2,588,000 for the three months ended March 31, 2010 and 2009, respectively. As an S-corporation for the year ended December 31, 2009, Pernix generally did not pay federal income taxes. Instead, Pernix’s income and losses were generally included in the taxable income of its stockholders, who reported the income and losses on their individual income tax returns and paid the appropriate tax individually. Effective January 1, 2010, Pernix revoked its S-corporation election, and began to pay income taxes at prevailing federal and state corporate income tax rates.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues. As of March 31, 2010, Pernix had approximately $12,671,000 in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Cash provided by (used in)
Operating activities	$3,749,000	$3,047,000
Investing activities	(1,500,000)	(100,000)
Financing activities	5,843,000	(3,107,000)
Net increase (decrease) in cash and cash equivalents	$8,092,000	$(160,000)

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was approximately $3,749,000 and $3,047,000, respectively.  Net cash provided by operating activities for the three months ended March 31, 2010 primarily reflected Pernix’s net income of approximately $5,272,000, adjusted by non-cash expenses totaling $2,221,000 and changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization and depreciation of approximately $69,000, stock compensation expense of approximately $13,000, provision for returns of approximately $255,000 and provision for deferred income tax benefit of approximately $2,557,000 (which includes a one-time tax benefit of approximately $1,858,000 related to the Company’s change in tax status and a one-time tax benefit of approximately $770,000 related to the net operating losses acquired in the merger).  For 2009, Pernix was an S corporation, therefore, operating results did not include income taxes. Net cash provided by operating activities for the three months ended March 31, 2009 primarily reflected Pernix’s net income of approximately $2,648,000, adjusted by non-cash expenses totaling $1,243,000 and changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization and depreciation of approximately $55,000, stock compensation expense of approximately $681,000 and provision for returns of approximately $506,000.

Net Cash Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 and 2009  was approximately $1,500,000 and $100,000, respectively.  The $1,500,000 used in the three months ended March 31, 2010 was the first installment of the purchase price of CEDAX.  See Note 4–“Business Combination”  to Pernix’s combined and consolidated financial statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.  The $100,000 used in the three months ended March 31, 2009 was a fee paid to Kiel Laboratories to amend an existing development agreement.  See Note 12–“Intangible Assets” to Pernix’s combined and consolidated financial statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $5,844,000 which represents cash acquired in connection with the merger with GTA of approximately $5,966,000 less included distributions to stockholders of approximately $122,000.  See Note 1–“Organization and Merger” and for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.  For the three months ended March 31, 2009, $3,108,000 was used in financing activities which represented distributions to stockholders.

Funding Requirements

As of March 31, 2010, Pernix had no long-term debt. Pernix’s future capital requirements will depend on many factors, including:

●	the level of product sales of its currently marketed products and any additional products that Pernix may market in the future;

●	the scope, progress, results and costs of development activities for Pernix’s current product candidates;

●	the costs, timing and outcome of regulatory review of Pernix’s product candidates;

●	the number of, and development requirements for, additional product candidates that Pernix pursues;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of Pernix’s product candidates and products;

●	the extent to which Pernix acquires or invests in products, businesses and technologies;

●	the extent to which Pernix chooses to establish collaboration, co-promotion, distribution or other similar arrangements for its marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to Pernix.

To the extent that Pernix’s capital resources are insufficient to meet its future capital requirements, Pernix will need to finance its cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

In connection with a certain manufacturing vendor, the Company was required to provide a letter of credit agreement as security for its performance of payment in the amount of $500,000.  The letter of credit expires on April 30, 2011.

Pernix is currently reviewing proposals received in response to a request for indications of interest to provide the Company with a $4.0 million to $5.0 million revolving credit facility to provide funding, if needed, for future deal funding and/or other uses.

As of March 31, 2010, Pernix has approximately $12,671,000 of cash and cash equivalents on hand.  Pernix expects to fund the remaining installments totaling $4.6 million of the $6.1 million purchase price for substantially all of Shionogi’s assets and rights related to CEDAX with existing cash, cash equivalents and revenues from product sales.  Additionally, based on its current operating plans, Pernix believes that its existing cash and cash equivalents and revenues from product sales will be sufficient to continue to fund its existing level of operating expenses and capital expenditure requirements for the foreseeable future.

Stock Repurchase Authorization

On May 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 in shares of the Company's common stock. Stock repurchases under this authorization may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be designated as treasury shares.  Each individual stock repurchase will be subject to Board approval.  As of May 14, 2010,  no shares have been repurchased pertaining to this authorization.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to Pernix’s Combined and Consolidated Financial Statements for the three months ended March 31, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Seasonality

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. This sales pattern is likely to continue if the Company sells primarily cough and cold products which are subject to seasonal fluctuations.

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

As of March 31, 2010, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2010, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Pernix is subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s combined and consolidated financial position or results of operations.

ITEM 1A.    RISK FACTORS

If any of the following risks actually occur, our results of operations, cash flows and the value of our shares could be negatively impacted. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known that may adversely affect our performance or financial condition.

Risks Related to Commercialization

The commercial success of our currently marketed products and any additional products that we successfully commercialize will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not be profitable. The degree of market acceptance of our products depends on a number of factors, including:

●	the prevalence and severity of any side effect;

●	the efficacy and potential advantages over the alternative treatments;

●	the ability to offer our products for sale at competitive prices, including in relation to any generic products;

●	relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support; and

●	sufficient third party coverage or reimbursement.

We face competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

The development and commercialization of drugs is highly competitive. We face competition with respect to our currently marketed products and any products that we may seek to develop or commercialize in the future. Our competitors include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other private and public research organizations that seek patent protection and establish collaborative arrangements for development, manufacturing and commercialization. We face significant competition for our currently marketed products. Some of our currently marketed products do not have patent protection and in most cases face generic competition. All of our products face significant price competition from a range of branded and generic products for the same therapeutic indications.

Some or all of our product candidates, if approved, may face competition from other branded and generic drugs approved for the same therapeutic indications, approved drugs used off label for such indications and novel drugs in clinical development. For example, our product candidates may not demonstrate sufficient additional clinical benefits to physicians to justify a higher price compared to other lower cost products within the same therapeutic class. Notwithstanding the fact that we may devote substantial amounts of our resources to bringing product candidates to market, our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop and/or commercialize.

Our patent rights will not protect our products if competitors devise ways of making products that compete with our products without legally infringing our patent rights. The Federal Food, Drug, and Cosmetic Act (“FDCA”) and FDA regulations and policies provide certain exclusivity incentives to manufacturers to create modified, non-infringing versions of a drug in order to facilitate the approval of abbreviated new drug applications (“ANDAs”) for generic substitutes. These same types of exclusivity incentives encourage manufacturers to submit new drug applications (“NDAs”) that rely, in part, on literature and clinical data not prepared for or by such manufacturers. Manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same API, dosage form, strength, route of administration and conditions of use or labeling as our product and that the generic product is absorbed in the body at the same rate and to the same extent as our product, a comparison known as bioequivalence. Such products would be significantly less costly than our products to bring to market and could lead to the existence of multiple lower-priced competitive products, which would substantially limit our ability to obtain a return on the investments we have made in those products. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our product candidates.

Our products compete principally with the following:

●
ALDEX Line – Other branded prescription antihistamine, decongestant, and cough suppressants marketed in the United States, such as WraSer Pharmaceutical’s VazoTab®, VazoBIDTM and VazoTan®; Atley Pharmaceutical Inc.’s Sudal®-12 and ATuss® DS; Centrix Pharmaceutical Inc.’s Dicel®.

●
PEDIATEX TD – Other branded phenylephrine products, such as Johnson and Johnson’s Sudafed PE, Wyeth’s Robitussin® CF, McNeil-PPC, Inc.’s Tylenol® Sinus, Novartis Consumer Health Inc.’s Theraflu®, ALDEX CT, ALDEX D and ALDEX DM; and other pseudoephedrine products, such as Johnson and Johnson’s Sudafed®, Burroughs Wellcome Fund’s Actifed®, GlaxoSmithKline plc’s Contac®, and Schering-Plough HealthCare Products Inc’s Claritin®-D.

●	BROVEX Line – Other antihistamine combination products with the common API brompheniramine maleate, such as Histex PD 12 ®, Pamlab LLC’s Palgic ®, McNeil-ppc, Inc’s Zyrtec ® and Vazol-D ®.

●
Z-COF 8DM – Other antitussive/decongestant/expectorant combination products, including Johnson and Johnson’s Sudafed®, Wyeth’s Robitussin® DAC and Robitussin® AC and Reckitt Benckiser Group plc’s Mucinex®.

●	REZYST IM – Other probiotic treatment options, including Lactanax®, Amerifit Brands Inc.’s Culturelle®, Ganeden Biotech Inc.’s Sustenex®, and BioGaia© AB’s probiotic products.

●	QUINZYME – Currently there are no prescription competitors. Over-The-Counter ubiquinone products include CoQ10 branded products.

●	CEDAX – Suprax®, an important anti-infective product available in tablets and suspension formulations and marketed by Lupin Pharmaceuticals, Inc.

Many of our competitors have significantly greater financial, technical and human resources than we have and superior expertise in marketing and sales, research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products and thus may be better equipped than us to discover, develop, manufacture and commercialize products. These competitors also compete with us in recruiting and retaining qualified management personnel, and acquiring technologies. Many of our competitors have collaborative arrangements in our target markets with leading companies and research institutions. In many cases, products that compete with our products have already received regulatory approval or are in late-stage development, have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We will face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products, or products with more effective patent protection, than our products. Accordingly, our competitors may commercialize products more rapidly or effectively than we are able to, which would adversely affect our competitive position, our revenue and profit from existing products and anticipated revenue and profit from product candidates. If our products or product candidates are rendered noncompetitive, we may not be able to recover the expenses of developing and commercializing those products or product candidates.

As our competitors introduce their own generic equivalents of our products, our net revenues from such products are expected to decline.

Product sales of generic pharmaceutical products often follow a particular pattern over time based on regulatory and competitive factors. The first company to introduce a generic equivalent of a branded product is often able to capture a substantial share of the market. However, as other companies introduce competing generic products, the first entrant’s market share, and the price of its generic product, will typically decline. The extent of the decline generally depends on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors.

For example, in the generic drug industry, when a company is the first to introduce a generic drug, the pricing of the generic drug is typically set based on a discount from the published price of the equivalent branded product. Other generic manufacturers may enter the market and, as a result, the price of the drug may decline significantly. In such event, we may in our discretion provide our customers a credit with respect to the customers’ remaining inventory for the difference between our new price and the price at which we originally sold the product to our customers. There are circumstances under which we may, as a matter of business strategy, not provide price adjustments to certain customers and, consequently, we may lose future sales to competitors.

Macoven Pharmaceuticals was formed in 2008 for the purpose of launching generic drugs. Macoven is owned 60% by the former stockholders of PTI, 20% by an officer of the Company and 20% by an officer of Macoven. Pursuant to the terms of a development agreement, we granted Macoven the right to develop and sell generic equivalents of our products in return for 100% of the net sales proceeds from the sales of such generic equivalents.

Negative publicity regarding any of our products or product candidates could delay or impair our ability to market any such product, delay or prevent approval of any such product candidate and may require us to spend time and money to address these issues.

If any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers, our ability to successfully market and sell our products could be impaired. Because of our dependence on patient and physician perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies could limit the commercial potential of our products and expose us to potential liabilities.

If we are unable to attract, hire and retain qualified sales and management personnel, the commercial opportunity for our products may be diminished.

As of May 12, 2010, our sales force consists of 32 full-time sales representatives, 2 national sales directors and 3 regional sales directors. We may not be able to attract, hire, train and retain qualified sales and sales management personnel. If we are not successful in our efforts to maintain a qualified sales force, our ability to independently market and promote our products may be impaired. In such an event, we would likely need to establish a collaboration, co-promotion, distribution or other similar arrangement to market and sell such products. However, we might not be able to enter into such an arrangement on favorable terms, if at all. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products.

A failure to maintain optimal inventory levels to meet commercial demand for our products could harm our reputation and subject us to financial losses.

Our ability to maintain optimal inventory levels to meet commercial demand depends on the performance of third-party contract manufacturers. Certain of our products, including Z-COF 8DM, PEDIATEX TD, BROVEX PSE-DM and BROVEX PSB-DM contain controlled substances, which are regulated by the DEA under the Controlled Substances Act. DEA quota requirements limit the amount of controlled substance drug products a manufacturer can manufacture and the amount of API it can use to manufacture those products. In some instances, third-party manufacturers have encountered difficulties obtaining raw materials needed to manufacture our products as a result of DEA regulations and because of the limited number of suppliers of pseudoephedrine, an active ingredient in several of our products.  If our manufacturers are unsuccessful in obtaining quotas, if we are unable to manufacture and release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and our brands could be harmed and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our financial condition, results of operations and cash flows.

If we or our manufacturers fail to comply with regulatory requirements for our controlled substance products the DEA may take regulatory actions detrimental to our business, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.

We, our manufacturers and certain of our products including Z-COF 8DM, PEDIATEX TD, Brovex PSE-DM and Brovex PSB-DM, are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we and our contract manufacturers must adhere to a number of requirements with respect to our controlled substance products including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on prescription refills. Failure to maintain compliance with applicable requirements can result in enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the sale of our currently marketed products and any other products that we successfully develop or commercialize. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products or any products that we may develop;

●	injury to reputation;

●	withdrawal of client trial participants;

●	withdrawal of a product from the market;

●	costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	diversion of management time and attention;

●	loss of revenue; and

●	the inability to commercialize any products that we may develop.

The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

We use third parties to manufacture all of our products and product candidates. This may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could result in development and commercialization of our product candidates being delayed, prevented or impaired.

We do not own or operate, and do not currently have plans to establish, any manufacturing facilities for our products or product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our products or product candidates on a clinical or commercial scale.

We currently rely, and expect to continue to rely, on third parties for the supply of the active pharmaceutical ingredients in our products and product candidates, and the manufacture of the finished forms of these drugs and packaging. The current manufacturers of our products and product candidates are, and any future third party manufacturers that we enter into arrangements with will likely be, our sole suppliers of our products and product candidates for a significant period of time. These manufacturers are commonly referred to as single source suppliers. Some of our manufacturing arrangements may be terminated at-will by either party without penalty.

If any of these manufacturers should become unavailable to us for any reason, we may be unable to conclude arrangements with replacements on favorable terms, if at all, and may be delayed in identifying and qualifying such replacements. In any event, identifying and qualifying a new third party manufacturer could involve significant costs associated with the transfer of the active pharmaceutical ingredient or finished product manufacturing process. With any FDA approved products, a change in manufacturer requires formal approval by the FDA before the new manufacturer may produce commercial supplies of our FDA approved products. This approval process typically takes a minimum of 12 to 18 months and, during that time, we may face a shortage of supply of our products.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products or product candidates ourselves, including:

●	reliance on third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing arrangement by the third party because of factors beyond our control; and

●	the possible termination or nonrenewal of the manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Our products and product candidates may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under current good manufacturing practice, or cGMP, regulations and that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture a product for commercial sale or for clinical trials should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities of our products for us to meet commercial demand or in advancing clinical trials while we identify and qualify replacement suppliers. If for any reason we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

We also import the API for substantially all of our products from third parties that manufacture such items outside the United States, and we expect to do so from outside the United States in the future. This may give rise to difficulties in obtaining API in a timely manner as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging. For example, in January 2009, the FDA released draft guidance on Good Importer Practices, which, if adopted, will impose additional requirements on us with respect to oversight of our third-party manufacturers outside the United States. The FDA has stated that it will inspect 100% of API that is imported into the United States. If the FDA requires additional documentation from third-party manufacturers relating to the safety or intended use of the API, the importation of the API could be delayed. While in transit from outside the United States or while stored with our third-party logistics provider, DDN, our API could be lost or suffer damage, which would render such items unusable. We have attempted to take appropriate risk mitigation steps and to obtain transit or casualty insurance. However, depending upon when the loss or damage occurs, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage.

Our current and anticipated future dependence upon others for the manufacture of our products and product candidates may adversely affect our profit margins and our ability to develop and commercialize products and product candidates on a timely and competitive basis.

We rely on our third party manufacturers for compliance with applicable regulatory requirements. This may increase the risk of sanctions being imposed on us or on a manufacturer of our products or product candidates, which could result in our inability to obtain sufficient quantities of these products or product candidates.

Our manufacturers may not be able to comply with cGMP regulations or other regulatory requirements or similar regulatory requirements outside the United States. DEA regulations also govern facilities where controlled substances are manufactured. Our manufacturers are subject to DEA registration requirements and unannounced inspections by the FDA, the DEA, state regulators and similar regulators outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including:

●	fines;

●	injunctions;

●	civil penalties;

●	failure of regulatory authorities to grant marketing approval of our product candidates;

●	FDA regulatory action against any currently marketed products or products in development;

●	delays, suspension or withdrawal of approvals;

●	suspension of manufacturing operations;

●	license revocation;

●	seizures or recalls of products or product candidates;

●	operating restrictions; and

●	criminal prosecutions.

Any of these sanctions could significantly and adversely affect supplies of our products and product candidates.

We intend to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

We do not intend to independently conduct clinical trials for our product candidates. We will rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We do not have experience conducting clinical trials or complying with these requirements. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

Our success depends in part on our relationships with Kiel Laboratories and other strategic partners.

We have acquired a substantial amount of our intellectual property rights through strategic partnerships with third parties, including Kiel Laboratories. We have exclusive licenses to use Kiel’s patented drug delivery technology, or Kiel Technology, to manufacture and market our Aldex, Z-COF and Pediatex product lines. For the three months ended March 31, 2010 and 2009, gross sales of the products covered by these license arrangements accounted for approximately 33.7% and 99.7% of our gross sales, respectively. We expect sales from products using the Kiel Technology will continue to constitute a meaningful but decreasing percentage of our gross sales as we continue to expand our product offerings.

Gaine, Inc. was formed in 2007 as a holding company for certain intellectual property rights. We hold a 50% ownership interest in Gaine, with the remaining 50% owned by various Kiel employees. Gaine’s board of directors is comprised of two of our officers and two Kiel employees. Subject to certain limited exceptions, any action of Gaine’s board of directors or stockholders may be taken by the approval of a majority of the votes cast. In September 2007, we loaned Gaine $475,000 in order to finance Gaine’s purchase of a U.S. patent with an API that we expect to use in certain of our antitussive product candidates. In consideration for advancing the loan proceeds, Gaine granted us an exclusive, royalty-free license to use the patent and related intellectual property rights to develop, manufacture and market certain of our antitussive product candidates. As collateral for the loan, we entered into a Grant of Security Interest/Assignment of Patent Rights Agreement with Gaine. This agreement provides that in the event of a default by Gaine that remains uncured for thirty days following notice of the default, we may accelerate the remaining balance due on the loan or, alternatively, require Gaine to assign ownership of the patent to us. On February 5, 2010, we granted Gaine an extension on its obligation to pay the outstanding balance on the loan until June 30, 2010.  During this time, we agreed not to declare the loan in default or otherwise take any action to obtain ownership of the patent securing Gaine’s obligations.

Our inability to maintain our existing strategic relationships, including our relationships with Kiel and the other co-owners of Gaine, or enter into new ones could negatively affect our business and results of operations.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these customers, which would cause our sales to decline.

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In 2009, Cardinal Health accounted for 37% of our total gross sales, McKesson Corporation accounted for 32% of our total gross sales and Morris & Dickson accounted for 13% of our total gross sales.

If any of these customers cease doing business with us or materially reduce the amount of product they purchase from us and we cannot conclude agreements with replacement wholesale distributors on commercially reasonable terms, we might not be able to effectively distribute our products through retail pharmacies. The possibility of this occurring is exacerbated by the recent significant consolidation in the wholesale drug distribution industry, including through mergers and acquisitions among wholesale distributors and the growth of large retail drugstore chains. As a result, a small number of large wholesale distributors control a significant share of the market.

Any collaboration arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We may enter into collaboration arrangements in the future on a selective basis. Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision making authority.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration could adversely affect us financially and could harm our business reputation.

Our  business could suffer as a result of a failure to manage and maintain its distribution network.

We rely on third parties to distribute its products. We have contracted with DDN/Obergfel, LLC, or DDN, for the distribution of its products to wholesalers, retail drug stores, mass merchandisers and grocery stores in the United States.

This distribution network requires significant coordination with our supply chain, sales and marketing and finance organizations. Failure to maintain our contract with DDN, or the inability or failure of DDN to adequately perform as agreed under its contract with us, could negatively impact us.  We currently have our own warehouse capabilities; however, we plan to transition all of our warehouse functions to DDN. If we were unable to replace DDN in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting DDN, the distribution of its products could be delayed or interrupted, which would damage the Company’s  results of operations and market position. Failure to coordinate financial systems could also negatively impact the Company’s ability to accurately report and forecast product sales and fulfill our regulatory obligations. If we are unable to effectively manage and maintain our distribution network, sales of our products could be severely compromised and our business could be harmed.

We depend on the distribution abilities of our wholesale customers to ensure that our  products are effectively distributed through the supply chain. If there are any interruptions in our  customers’ ability to distribute products through their distribution centers, our products may not be effectively distributed, which could cause confusion and frustration among pharmacists and lead to product substitution. For example, in the fourth quarter of 2007 and the first quarter of 2008, several Cardinal Health distribution centers were placed on probation by the DEA and were prohibited from distributing controlled substances. Although Cardinal Health had a plan in place to re-route all orders to the next closest distribution center for fulfillment, system inefficiency resulted in a failure to effectively distribute our  products to all areas.

Risks Related to Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property relating to our technology and products, the value of our technology and products will be adversely affected.

Our success will depend in part on our ability to obtain and maintain protection for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We may not be able to obtain additional patent rights relating to our technology or products. Even if issued, patents issued to us or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our or their issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. If a third party has also filed a U.S. patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our U.S. patent position. In addition, patents generally expire, regardless of the date of issue, 20 years from the earliest claimed non-provisional filing date.

Some of our products do not have patent protection and in some cases face generic competition. For a description of our patent protection, see Item 1 - “Patents” contained above.

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if these third parties do not, our ability to maintain and defend our intellectual property rights may be comprised by the acts or omissions of these third parties.

Trademark protection of our products may not provide us with a meaningful competitive advantage.

We use trademarks on most of our currently marketed products and believe that having distinctive marks is an important factor in marketing those products, particularly ALDEX, BROVEX, CEDAX and PEDIATEX. Distinctive marks may also be important for any additional products that we successfully develop and commercially market. However, we generally do not expect our marks to provide a meaningful competitive advantage over other branded or generic products. We believe that efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third party payors are and are likely to continue to be more important factors in the commercial success of our products. For example, physicians and patients may not readily associate our trademark with the applicable product or active pharmaceutical ingredient. In addition, prescriptions written for a branded product are typically filled with the generic version at the pharmacy, resulting in a significant loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Competitors also may use marks or names that are similar to our trademarks. If we initiate legal proceedings to seek to protect our trademarks, the costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We have acquired rights to some of our products and all of our product candidates under license agreements with third parties and expect to enter into additional licenses in the future.

Our existing licenses impose, and we expect that future licenses will impose, various development and commercialization,  royalty, sublicensing, patent protection and maintenance, insurance and other obligations on us. If we fail to comply with these obligations or otherwise breach the license agreement, the licensor may have the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could prevent or impede our ability to market any product that is covered by the licensed patents. Even if we contest any such termination or claim and are ultimately successful, our results of operations and stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We seek to protect our unpatented proprietary information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may be subsequently issued and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement or other similar claims or to avoid potential claims, we or our potential future collaborators may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Many of our employees were previously employed at other pharmaceutical companies, including our competitors or potential competitors. We try to ensure that our employees do not use the proprietary information or know-how of others in their work for us. However, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed intellectual property, trade secrets or other proprietary information of any such employee’s former employer. Litigation may be necessary to defend against these claims and, even if we are successful in defending ourselves, could result in substantial costs to us or be distracting to our management. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel.

Risks Related to Our Financial Position and Need for Additional Capital

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs, commercialization efforts or acquisition strategy.

We make significant investments in our currently-marketed products for sales, marketing, securing commercial quantities of product from our manufacturers, and distribution. In addition, we expect to make significant investments with respect to development, particularly to the extent we conduct clinical trials and seek FDA approval for product candidates. We have used, and expect to continue to use, revenue from sales of our marketed products to fund a significant portion of our development costs and establishing and expanding our sales and marketing infrastructure. However, we may need substantial additional funding for these purposes and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our development programs or commercialization efforts.

As of March 31, 2010, we had approximately $12.7 million of cash and cash equivalents. We believe that our existing cash and cash equivalents and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:

●	the level of product sales from our currently marketed products and any additional products that we may market in the future;

●	the scope, progress, results and costs of clinical development activities for our product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number of, and development requirements for, additional product candidates that we pursue;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates;

●	the extent to which we acquire or invest in products, businesses and technologies;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

To the extent that our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, our future financial results may vary from expectations.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For example, at the same time we recognize revenues for product sales, we also record an adjustment, or decrease, to revenue for estimated charge backs, rebates, discounts, vouchers and returns, which management determines on a product-by-product basis as its best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. Actual sales allowances may exceed our estimates for a variety of reasons, including unanticipated competition, regulatory actions or changes in one or more of our contractual relationships. We cannot assure you, therefore, that any of our estimates, or the assumptions underlying them, will be correct.

If we fail to meet all applicable continued listing requirements of the NYSE Amex and it determines to delist our common stock, the market liquidity and market price of our common stock could decline.

If we fail to meet all applicable listing requirements of NYSE Amex and it determines to delist our common stock, a trading market for our common stock may not be sustained and the market price of our common stock could decline. If a trading market for our common stock is not sustained, it will be difficult for our stockholders to sell shares of our common stock without further depressing the market price of our common stock or at all. A delisting of our common stock also could make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

If significant business or product announcements by us or our competitors cause fluctuations in our stock price, an investment in our stock may suffer a decline in value.

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of sales of our products;

●	the availability and timely delivery of a sufficient supply of our products;

●	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

●	the results of discoveries, preclinical studies and clinical trials by us or our competitors;

●	the acquisition of technologies, product candidates or products by us or our competitors;

●	the development of new technologies, product candidates or products by us or our competitors;

●	regulatory actions with respect to our product candidates or products or those of our competitors; and

●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Because we acquired Pernix Therapeutics, Inc.  by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

On March 9, 2010, Pernix Therapeutics, Inc. merged with and into a transitory subsidiary, with the transitory subsidiary surviving the merger, and became a wholly-owned subsidiary of the Company.  Additional risks to our investors may exist because we acquired Pernix through a “reverse merger.” Prior to the merger, security analysts of major brokerage firms did not provide coverage for us. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about new public businesses, there are many people in the securities industry and business in general who view reverse merger transactions with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of the combined company and its business, resulting in fewer potential buyers of our securities, less liquidity, and depressed stock prices for our investors.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have not declared or paid cash dividends on our capital stock since 2001. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Insiders  have substantial control over the combined company and could delay or prevent a change in corporate control, including a transaction in which the combined company’s stockholders could sell or exchange their shares for a premium.

The Company’s directors and executive officers together with their affiliates beneficially own, in the aggregate, approximately 62% of our common stock, on a fully diluted basis. As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, will have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the value of our common stock by:

●	delaying, deferring or preventing a change in control;

●	impeding a merger, consolidation, takeover or other business combination; or

●	discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

Resales of shares of common stock could materially adversely affect the market price of our common stock.

We issued shares of common stock in the merger to the former stockholders of Pernix Therapeutics, Inc., representing approximately 84% of the aggregate common stock then outstanding, on a fully diluted basis.

These shares were issued in the merger pursuant to an exemption from the registration requirements of the 1933 Act and are therefore “restricted securities” as defined in Rule 144 under the 1933 Act. In addition to being subject to restrictions on transfer imposed under the securities laws, each former stockholder of Pernix entered into a stockholder agreement (which together cover all 20.9 million shares issued in the merger), which among other things, prohibits the sale or transfer of these shares following the consummation of the merger for specified periods.

Additionally, the executive officers and three independent directors of the Company at the time of the merger each entered into a stockholder agreement prohibiting the sale or transfer of shares issuable pursuant to 310,000 options for as long as one year following the filing of this Form 8-K with the SEC. The stockholder agreements entered into by the three independent directors also prohibit the transfer or sale of an additional 1,328,183 shares (representing shares acquired in the open market or in privately negotiated transactions from parties other than the Company or one of its affiliates) for 90 days following the consummation of the merger. Thereafter, until the nine-month anniversary of the consummation of the merger, transfers or sales by these directors collectively in any one-week calendar period may not exceed 29% of the prior week’s trading volume of the Company’s common stock as reported on NYSE Amex.

In addition, the 2009 Stock Incentive Plan permits the issuance of up to approximately 3.7 million shares pursuant to the Plan. We have registered the shares issuable under the Plan under the 1933 Act so that they will generally be available for resale when issued.

We may waive the restrictions on transfer under the stockholder agreements described above, although we currently have no intention to do so. When the restrictions in the stockholder agreements described above lapse and the shares become available for resale, sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could materially adversely affect the market price of our common stock.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

●	period-to-period fluctuations in financial results;

●	issues in manufacturing products;

●	unanticipated potential product liability claims;

●	new or increased competition from generics;

●	the introduction of technological innovations or new commercial products by competitors;

●	changes in the availability of reimbursement to the patient from third-party payers for our products;

●	the entry into, or termination of, key agreements, including key strategic alliance agreements;

●	the initiation of litigation to enforce or defend any of our intellectual property rights;

●	the loss of key employees;

●	the results of pre-clinical testing, IND application, and potential clinical trials of some product candidates;

●	regulatory changes;

●	the results and timing of regulatory reviews relating to the approval of product candidates;

●	the results of clinical trials conducted by others on products that would compete with our products and product candidates;

●	failure of any of our products or product candidates to achieve commercial success;

●	general and industry-specific economic conditions that may affect research and development expenditures;

●	future sales of our common stock; and

●	changes in the structure of health care payment systems resulting from proposed healthcare legislation or otherwise.

Moreover, stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

Risks Related to Product Development

We may invest a significant portion of our efforts and financial resources in the development of our product candidates and there is no guarantee we will obtain requisite regulatory approvals or otherwise timely bring these product candidates to market.

We intend to seek FDA approval for two of our product candidates and are in the earliest stages of that process. We do not have experience with that process, and therefore it will require a significant amount of our managerial and financial resources. Our ability to bring these products to market depends on a number of factors including:

●	successful completion of pre-clinical laboratory and animal testing;

●	approval by the FDA of an investigational new drug application or IND application, which must occur before human clinical trials may commence;

●	successful completion of clinical trials;

●	receipt of marketing approvals from the FDA;

●	establishing commercial manufacturing arrangements with third party manufacturers;

●	launching commercial sales of the product;

●	acceptance of the product by patients, the medical community and third party payors;

●	competition from other therapies;

●	achieving and maintaining compliance with all regulatory requirements applicable to the product; and

●	a continued acceptable safety profile of the product following approval.

If we are not successful in commercializing any of our product candidates, or are significantly delayed in doing so, our business will be harmed, possibly materially.  On April 13, 2010, we entered into a consulting agreement with Kiel whereby we paid Kiel an aggregate fee of $200,000 to assist us in the development of these two product candidates and the preparation and filing of an investigational new drug application with the FDA.

If our clinical trials do not demonstrate safety and efficacy in humans, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of some of our product candidates, we must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if early phase clinical trials are successful, it is necessary to conduct additional clinical trials in larger numbers of patients taking the drug for longer periods before seeking approval from the FDA to market and sell a drug in the United States. Clinical data is often susceptible to varying interpretations, and many companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. Similarly, even if clinical trials of a product candidate are successful in one indication, clinical trials of that product candidate for other indications may be unsuccessful. A failure of one or more of our clinical trials can occur at any stage of testing.

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

●	regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●
our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or we may abandon projects that we expect to be promising;

●
the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower than we anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of our clinical trials may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates in addition to those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for one or more of our product candidates;

●	not be able to obtain marketing approval;

●	obtain approval for indications that are not as broad as intended; or

●	have the product removed from the market after obtaining marketing approval.

Our product development costs also will increase if we experience delays in testing or approvals. Significant clinical trial delays also could shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

Risks Related to Regulatory Matters

Some of our specialty pharmaceutical products are now being marketed without FDA approvals.

Even though the FDCA requires pre-marketing approval of all new drugs, as a matter of history and regulatory policy, the FDA has historically refrained from taking enforcement action against some marketed, unapproved new drugs. Specifically, some marketed prescription and nonprescription drugs are not the subject of an approved marketing application because they are thought to be identical, related, or similar to historically-marketed products, which were thought not to require pre-market review and approval, or which were approved only on the basis of safety, at the time they entered the marketplace. Many such drugs are marketed under FDA enforcement policies established in connection with the FDA’s Drug Efficacy Study Implementation, or DESI, program, which was established to determine the effectiveness of drug products approved before 1962. Prior to 1962, the FDCA required proof of safety but not efficacy for new drugs. Drugs that were not subject to applications approved between 1938 and 1962 were not subject to DESI review. For a period of time, the FDA permitted these drugs to remain on the market without approval. In 1984, the FDA created a program, known as the Prescription Drug Wrap-Up, also known as DESI II, to address these remaining unapproved drugs. Most of these drugs contain active pharmaceutical ingredients that were first marketed prior to 1938. The FDA asserts that all drugs subject to the Prescription Drug Wrap-Up are on the market illegally and are subject to FDA enforcement discretion because all prescription drugs must be the subject of an approved drug application. There are several narrow exceptions. For example, both the original statutory language of the FDCA and the amendments enacted in 1962 include provisions exempting specified drugs from the new drug requirements. The 1938 clause exempts drugs that were on the market prior to the passage of the FDCA in 1938 and that contain the same representations concerning the conditions of use as they did prior to passage of the FDCA. The 1962 amendments exempt, in specified circumstances, drugs that have the same composition and labeling as they had prior to the passage of the 1962 amendments. The FDA and the courts have interpreted these two exceptions very narrowly. The FDA has adopted a risk-based enforcement policy concerning these unapproved drugs. While all such drugs are considered to require FDA approval, FDA enforcement against such products as unapproved new drugs prioritizes products that pose potential safety risks, lack evidence of effectiveness, prevent patients from seeking effective therapies or are marketed fraudulently. In addition, the FDA has indicated that approval of an NDA for one drug within a class of drugs marketed without FDA approval may also trigger agency enforcement of the new drug requirements against all other drugs within that class that have not been so approved.

Some of our specialty pharmaceutical products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. Our gross sales of these unapproved products was approximately $32.0 million, or 84.1% of gross sales, for the year ended December 31, 2009, and $24.5 million, or 93% of gross sales, for the year ended December 31, 2008.  These products are marketed subject to the FDA’s regulatory discretion and enforcement policies, and it is possible that the FDA could disagree with our determination that one or more of these products is identical, related or similar to products that have existed in the marketplace without an NDA or ANDA. If the FDA were to disagree with our determination, it could ask or require the removal of our unapproved products from the market, which would significantly reduce our gross sales.

In addition, if the FDA issues an approved NDA for one of the drug products within the class of drugs that includes one or more of our unapproved products or completes the efficacy review for that drug product, it may require us to also file an NDA or ANDA application for its unapproved products in that class of drugs in order to continue marketing them in the United States. While the FDA generally provides sponsors with a one-year grace period during which time they are permitted to continue selling the unapproved drug, it is not statutorily required to do so and could ask or require that the unapproved products be removed from the market immediately. In addition, the time it takes us to complete the necessary clinical trials and submit an NDA or ANDA to the FDA may exceed any applicable grace period, which would result in an interruption of sales of such unapproved products. If the FDA asks or requires that the unapproved products be removed from the market, our financial condition and results of operations would be materially and adversely affected.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate increased revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, the DEA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval from the FDA or demonstrated our ability to obtain regulatory approval for any drugs that we have developed or are developing. We have no significant experience in filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and the nature of the disease or condition to be treated. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

 Our lack of experience in obtaining FDA approvals could delay, limit or prevent such approvals for its product candidates.

We have  no significant experience in preparing and submitting the applications necessary to gain FDA approvals and expects to rely on third-party contract research organizations to assist it in this process. On April 13, 2010, we entered into a consulting agreement with Kiel whereby we paid Kiel an aggregate fee of $200,000 to assist us in the development of two of our antitussive product candidates and the preparation and filing of our first investigational new drug application with the FDA.  We are in the earliest stages of this process.

We acquired the rights to most of our currently marketed products and product candidates through licensing transactions and acquisitions. We have not received approval from the FDA for any of our products or demonstrated our ability to obtain regulatory approval for any drugs that we have developed or are developing. Our limited experience in this regard could delay or limit approval of our product candidates if we are unable to effectively manage the applicable regulatory process with either the FDA or foreign regulatory authorities. In addition, significant errors or ineffective management of the regulatory process could prevent approval of a product candidate, especially given the substantial discretion that the FDA and foreign regulatory authorities have in this process.

If we are unable to obtain adequate reimbursement and pricing from governments or third party payors for our products, our revenue and prospects for profitability will suffer.

Our level of revenue depends, and will continue to depend, heavily upon the availability of adequate reimbursement for the use of our products from governmental and other third party payors in the United States. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

Obtaining reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or comparable authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.   In 2003, the U.S. government enacted the Medicare Prescription Drug Improvement and Modernization Act, which became effective in January 2006.  The act provides a partial prescription drug benefit for Medicare recipients. However, to obtain payments under this program, we are required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations negotiate prices for our products, which are generally lower than those we might otherwise obtain.

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our products profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates or changes in rebate obligations for our products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010. This law, which we refer to as the PPACA, will significantly impact the pharmaceutical industry, including the reimbursement and rebate obligations for prescribed drugs; however, the full effects cannot be known until its provisions are implemented and federal and state agencies have issued applicable regulations and guidance.

Further federal and state proposals and health care reforms could limit payments for our products and the product candidates, and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, recordkeeping, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

●	withdrawal of the products from the market;

●	restrictions on the marketing or distribution of such products;

●	restrictions on the manufacturers or manufacturing processes;

●	warning letters;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recalls;

●	fines;

●	suspension or withdrawal of regulatory approvals;

●	refusal to permit the import or export of our products;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

Our relationships with customers and payors are subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputation harm, and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our products. Our arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

●
The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

●
The Ethics in Patient Referrals Act, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services reimbursed under the Medicare and Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions.

●
The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

●
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

●
The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

●
Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from third party payor programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Many aspects of these laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations, which increases the risk of potential violations. In addition, these laws and their interpretations are subject to change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Recently enacted legislation may make it more difficult and costly for us to obtain regulatory approval of our product candidates and to produce, market and distribute our existing products.

The Food and Drug Administration Amendments Act of 2007, or the FDAAA, grants a variety of new powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. The new requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products.

We may be subject to investigations or other inquiries concerning our compliance with reporting obligations under federal healthcare program pharmaceutical pricing requirements.

Under federal healthcare programs, some state governments and private payors investigate and have filed civil actions against numerous pharmaceutical companies alleging that the reporting of prices for pharmaceutical products has resulted in false and overstated average wholesale price, which in turn may be alleged to have improperly inflated the reimbursements paid by Medicare, private insurers, state Medicaid programs, medical plans and others to healthcare providers who prescribed and administered those products or pharmacies that dispensed those products. These same payors may allege that companies do not properly report their “best prices” to the state under the Medicaid program. Suppliers of outpatient pharmaceuticals to the Medicaid program are also subject to price rebate agreements. Failure to comply with these price rebate agreements may lead to federal or state investigations, criminal or civil liability, exclusion from federal healthcare programs, contractual damages, and otherwise harm our reputation, business and prospects.

Risks Related to Employee Matters and Managing Growth

If we fail to attract and retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team. The loss of the services of any one or more of the members of our executive management team or other key personnel could delay or prevent the successful completion of some of our development and commercialization objectives.

Recruiting and retaining qualified sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We may encounter difficulties in managing our growth, which could disrupt our operations.

To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the inexperience of our management team in managing a company during a period of such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our management will be required to devote substantial time to comply with public company regulations.

As a public company, we expect to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NYSE Amex, imposes various requirements on public companies, including with respect to corporate governance practices.  Moreover, these rules and regulations will increase legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require us to incur substantial accounting and related expenses and expend significant management efforts. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our financial reporting could be unreliable and misinformation could be disseminated to the public.

Any failure to develop or maintain effective internal control over financial reporting or difficulties encountered in implementing or improving our internal control over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Ineffective internal controls also could cause our stockholders and potential investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the SEC, NYSE Amex or other regulatory authorities, or to stockholder class action securities litigation.

Risks Related to Our Acquisition Strategy

Our strategy of obtaining, through product acquisitions and in-licenses, rights to products and product candidates for our development pipeline and to proprietary drug delivery and formulation technologies for our life cycle management of current products may not be successful.

Part of our business strategy is to acquire rights to pharmaceutical products, pharmaceutical product candidates in the late stages of development and proprietary drug delivery and formulation technologies. Because we do not have discovery and research capabilities, the growth of our business will depend in significant part on our ability to acquire or in-license additional products, product candidates or proprietary drug delivery and formulation technologies that we believe have significant commercial potential and are consistent with our commercial objectives. However, we may be unable to license or acquire suitable products, product candidates or technologies from third parties for a number of reasons.

The licensing and acquisition of pharmaceutical products, product candidates and related technologies is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire products, product candidates and drug delivery and formulation technologies, which may mean fewer suitable acquisition opportunities for us, as well as higher acquisition prices. Many of our competitors have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

Other factors that may prevent us from licensing or otherwise acquiring suitable products, product candidates or technologies include:

●	We may be unable to license or acquire the relevant products, product candidates or technologies on terms that would allow us to make an appropriate return on investment;

●	Companies that perceive us as a competitor may be unwilling to license or sell their product rights or technologies to us;

●	We may be unable to identify suitable products, product candidates or technologies within our areas of expertise; and

●	We may have inadequate cash resources or may be unable to obtain financing to acquire rights to suitable products, product candidates or technologies from third parties.

If we are unable to successfully identify and acquire rights to products, product candidates and proprietary drug delivery and formulation technologies and successfully integrate them into our operations, we may not be able to increase our revenues in future periods, which could result in significant harm to our financial condition, results of operations and prospects.

If we fail to successfully manage any acquisitions, our ability to develop our product candidates and expand our product pipeline may be harmed.

Our failure to adequately address the financial, operational or legal risks of any acquisitions or in-license arrangements could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

●	use of cash resources;

●	higher than anticipated acquisition costs and expenses;

●	potentially dilutive issuances of equity securities;

●	the incurrence of debt and contingent liabilities, impairment losses or restructuring charges;

●
large write-offs and difficulties in assessing the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount that must be amortized over the appropriate life of the asset; and

●	amortization expenses related to other intangible assets.

Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

●	challenges associated with managing an increasingly diversified business;

●	disruption of our ongoing business;

●	difficulty and expense in assimilating the operations, products, technology, information systems or personnel of the acquired company;

●	diversion of management’s time and attention from other business concerns;

●	inability to maintain uniform standards, controls, procedures and policies;

●	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims; and

●	subsequent loss of key personnel.

If we are unable to successfully manage our acquisitions, our ability to develop and commercialize new products and continue to expand our product pipeline may be limited.

We  may not realize the benefits we expect  from the merger.

On March 9, 2010, Pernix Therapeutics, Inc. merged with and into a transitory subsidiary, with the transitory subsidiary surviving the merger, and became a wholly-owned subsidiary of the Company.  We will need to overcome significant challenges related to integration and will face many risks in order to realize any benefits from this merger. These challenges and risks include:

●	the potential disruption of our ongoing business and distraction of management;

●	the potential strain on our financial and managerial controls and reporting systems and procedures;

●	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

●	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

●	greater than anticipated costs and expenses related to integration; and

●	potential unknown or currently unquantifiable liabilities associated with the merger and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger. The inability to successfully integrate the operations, technology and personnel of the respective businesses, or any significant delay in achieving integration, could have a material adverse effect on us and, as a result, on the market price of our common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Upon consummation of the merger on March 9, 2010, the former stockholders of PTI received an aggregate of 20,900,000 shares of the Company’s common stock, representing approximately 84% of the aggregate common stock of the Company outstanding. The issuance of shares of the Company’s common stock to the former shareholders of PTI in the merger was made in an unregistered offering, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, which exempts transactions by an issuer not involving a public offering.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from registration.  Reliance on Section 4(2) was based primarily on the following factors:

i)	the offer was limited to the five former stockholders of PTI, all of whom served as officers or directors of PTI;
ii)	each of PTI’s former stockholders are sophisticated investors and had available to them all information necessary to make an informed investment decision regarding the merger;
iii)	each of PTI’s former stockholders was an active participant in considering the merits and risks of the merger;
iv)	the merger was a negotiated transaction, as opposed to a widespread offering;
v)	there was no public solicitation; and
vi)	the substantial contractual restrictions on resale by the former stockholders of PTI ensure they will not be deemed to be underwriters.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    RESERVED AND REMOVED.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger By and Among Golf Trust of America, Inc., GTA Acquisition, LLC and Pernix Therapeutics, Inc. dated as of October 6, 2009 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2009, and incorporated herein by reference)

2.2
Asset Purchase Agreement dated January 8, 2010 by and between Sciele Pharma, Inc. as Seller and Pernix Therapeutics, Inc. as Buyer (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 30, 2010, and incorporated herein by reference)

3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

3.2	Seventh Amended and Restated Bylaws, as currently in effect (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

10.1	2009 Stock Incentive Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date:	May 14, 2010	By:	/s/ Cooper Collins
Cooper Collins Chief Executive Officer and President

Date:	May 14, 2 010	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary