Form 10-Q
period 2010-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2010-08-16
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2010

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

On August 12, 2010, there were 24,681,294 shares outstanding of the Registrant’s common stock.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2010

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements actually will be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of the Registrant’s stock specifically; and

●	the risks outlined below in the section titled “Risk Factors.”

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

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,426,355	$4,578,476
Restricted cash	500,000	—
Accounts receivable, net	3,978,705	4,133,357
Inventory, net	1,384,460	1,081,970
Prepaid expenses and other current assets	1,461,242	1,625,719
Income tax receivable	780,860	—
Deferred tax assets – current	1,798,000	61,000
Total current assets	21,329,622	11,480,522
Property and equipment, net	1,133,403	139,456
Other assets:
Intangible assets, net of amortization	6,471,712	1,409,337
Deferred tax assets – long term	685,000	—
Other long-term assets	300,000	383,333
Total assets	$29,919,737	$13,412,648
LIABILITIES
Current liabilities:
Accounts payable	$2,305,894	$436,663
Accrued personnel expense	724,970	560,657
Accrued allowances	5,975,000	6,795,542
Income taxes payable	—	100,000
Other accrued expenses	191,099	101,196
Contract payable	4,420,806	42,382
Total current liabilities	13,617,769	8,036,440

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 24,690,694 and 20,900,000 outstanding at June 30, 2010 and December 31, 2009, respectively	246,907	209,000
Treasury stock	(30,014)	—
Additional paid-in capital	6,463,038	788,979
Retained earnings	9,622,037	4,308,491
Total stockholders’ equity	16,301,968	5,306,470

Non-controlling interest	—	69,738

Total equity	16,301,968	5,376,208

Total liabilities and stockholders’ equity	$29,919,737	$13,412,648

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$4,357,786	$6,513,731	$13,231,095	$13,748,395
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	704,170	1,090,247	1,896,143	2,515,474
Selling expenses	1,089,749	1,160,459	2,605,389	2,713,558
General and administrative	1,697,833	906,215	3,272,730	2,380,195
Research and development	315,998	10,551	587,249	153,994
Royalties	—	350,277	—	350,277
Depreciation and amortization	190,196	59,235	258,969	114,532
Total costs and expenses	3,997,946	3,576,984	8,620,480	8,228,030
Income from operations	359,840	2,936,747	4,610,615	5,520,365
Other income (expense):
Other income	375	9,658	375	9,658
Interest income, net	4,696	7,433	7,644	11,477
Total other income, net	5,071	17,091	8,019	21,135
Income before income taxes and non-controlling interest	364,911	2,953,838	4,618,634	5,541,500
Provision for income taxes/income tax benefit	201,730	—	(816,373)	(60,000)
Net income before non-controlling interest	163,181	2,953,838	5,435,007	5,601,500
Net income(loss) attributable to non-controlling interest	(3,663)	(7,004)	—	(41,614)
Net income attributable to controlling interest	$166,844	$2,960,842	$5,435,007	$5,643,114
Net income per share, basic	$0.01	$0.14	$0.23	$0.27
Net income per share, diluted	$0.01	$0.14	$0.23	$0.27
Weighted-average common shares, basic	24,557,691	20,900,000	23,183,645	20,900,000
Weighted-average common shares, diluted	24,608,114	20,900,000	23,206,749	20,900,000

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,435,007	$5,601,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,969	114,532
Provision for allowance for returns	690,000	1,415,000
Provision for deferred income tax benefit	(2,422,000)	—
Non-cash interest	(3,544)	—
Stock compensation expense	126,838	681,000
Changes in operating assets and liabilities:
Accounts receivable	194,209	433,079
Inventory	415,919	784,765
Prepaid expenses and other assets	348,240	(583,521)
Other assets – long term	83,333	—
Accounts payable	1,869,228	268,296
Income taxes	(880,860)	—
Accrued expenses	(1,389,579)	(1,121,864)
Net cash provided by operating activities	4,725,760	7,592,788

Cash flows from investing activities:
Acquisition of CEDAX – initial payment (see Note 4)	(1,500,000)	—
Acquisition of non-controlling interest in Gaine - initial payment	(326,623)	—
Acquisition of BROVEX	—	(450,000)
Purchase of intangible assets	—	(100,000)
Purchase of equipment	(8,969)	—
Net cash used in investing activities	(1,835,592)	(550,000)

Cash flows from financing activities:
Cash acquired in connection with the reverse merger, net of costs paid	5,965,529	—
Transfer to restricted cash for issuance of letter of credit	(500,000)	—
Payments received on notes receivable	66,334	—
Payment on acquisition obligation – CEDAX (see Note 4)	(1,500,000)	—
Proceeds from issuance of stock	77,600	—
Repurchase of stock	(30,291)	—
Distributions to stockholders	(121,461)	(6,107,600)
Net cash provided by (used in) financing activities	3,957,711	(6,107,600)

Net increase (decrease) in cash and cash equivalents	6,847,879	935,188
Cash and cash equivalents, beginning of period	4,578,476	4,874,296
Cash and cash equivalents, end of period	$11,426,355	$5,809,484

Supplemental disclosure:
Cash paid for income taxes	$2,646,581	$—

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Non- Controlling Interest	Total

Balance at December 31, 2008	$—	$—	$—	$6,331,210	$110,492	$6,441,702

Retroactive adjustment for issuance of shares in reverse merger with GTA	209,000	(209,000)	—	—	—	—

Distributions to stockholders:

Transfer of land and buildings to affiliate	—	316,979	—	(1,310,000)	—	(993,021)

Deconsolidation of Macoven	—	—	—	(496,823)	—	(496,823)

Distributions	—	—	—	(9,455,600)	—	(9,455,600)

Stock compensation expense	—	681,000	—	—	—	681,000

Net income (loss)	—	—	—	9,239,704	(40,754)	9,198,950

Balance at December 31, 2009	209,000	788,979	—	4,308,491	69,738	5,376,208

Distributions to stockholders	—	—	—	(121,461)	—	(121,461)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	—	—	—	7,110,497

Acquisition of Gaine non-controlled interest	—	(1,602,692)	—	—	(69,738)	(1,672,430)

Purchase of stock	(79)	(198)	(30,014)	—	—	(30,291)

Proceeds from issuance of stock	400	77,200	—	—	—	77,600

Issuance of restricted stock	1,000	(1,000)	—	—	—	—

Stock-based compensation	—	126,838	—	—	—	126,838

Net income	—	—	—	5,435,007	—	5,435,007

Balance at June 30, 2010	$246,907	$6,463,038	$(30,014)	$9,622,037	$—	$16,301,968

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

Note 1.	Organization and Merger

Pernix Therapeutics Holdings, Inc. (“Pernix” or the “Company”) is a specialty pharmaceutical company focused on developing and commercializing branded pharmaceutical products to meet unmet medical needs primarily in pediatrics. Pernix’s sales force promotes products in approximately 30 states.

On October 6, 2009, Pernix Therapeutics, Inc. (“PTI”) entered into an Agreement and Plan of Merger with Golf Trust of America, Inc. (“GTA”). At the closing of the merger on March 9, 2010, PTI merged with and into a wholly owned subsidiary of GTA and GTA issued 20,900,000 shares of its common stock to PTI’s stockholders, representing approximately 84% of the combined company’s outstanding common stock on a fully diluted basis.  As a result of the merger, (i) PTI became a wholly owned subsidiary of GTA, (ii) the President of PTI was appointed President and Chief Executive Officer of the combined company and (iii) the combined company’s Board was reconstituted, with three Board members selected by PTI and two directors of GTA retained.  Immediately following the closing of the merger, the Company changed its name from Golf Trust of America, Inc. to Pernix Therapeutics Holdings, Inc.  PTI was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”).  Accordingly the Company’s financial statements for periods prior to the merger reflect the historical results of PTI and not GTA. The Company’s financial statements for all subsequent periods reflect the results of the combined company.  Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former PTI stockholders in the merger, after giving effect to the difference between the par value of the common stock of PTI and GTA, with the offset to additional paid-in capital.  In addition, the pre-merger financial information has been restated to reflect the 2-to-1 reverse split of GTA’s common stock that became effective immediately prior to the closing of the merger.

Unless specifically noted otherwise, as used throughout these consolidated financial statements, the term “Company” or “Pernix” refers to the combined company after the merger and the business of PTI before the merger.  The terms PTI and GTA refer to such entities’ standalone businesses prior to the merger.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. The consolidated balance sheet at December 31, 2009 has been derived from PTI’s audited consolidated financial statements included in the Company’s Current Report on Form 8-K dated March 15, 2010.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K dated March 15, 2010.

     Operating results for the three and six month period ended June 30, 2010 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of (i) Pernix’s wholly owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc. and GTA LP, Inc., (ii) Gaine, Inc. (“Gaine”) which is a patent and license holding company that was owned 50% by Pernix and was considered a controlled entity until June 24, 2010 when the Pernix purchased the remaining 50% of Gaine making it a wholly-owned subsidiary of Pernix and (iii) Pernix’s 60%-owned subsidiary as of March 31, 2009, Macoven Pharmaceuticals, LLC (“Macoven”).  From January 2009 through July 13, 2009, the financial statements of Pernix included the operations of Macoven; however, operations for this subsidiary were not material.  As of July 13, 2009, Macoven is no longer consolidated because it became owned 60% by the former stockholders of PTI (in proportion to their ownership of PTI), 20% by the Company’s Executive Vice President of Operations and 20% by an officer of Macoven.

Transactions between and among the Company and its consolidated subsidiaries and combined affiliates are eliminated.

Under the consolidation method, an affiliated company’s results of operations are reflected within the consolidated statement of operations. Earnings or losses attributable to other stockholders of the affiliated company are recognized as non-controlling interest in the Company’s consolidated statement of operations.

Management’s Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: contracted vendor discounts, returns on product sales, sales commissions, Medicaid rebates, allocation of CEDAX assets, amortization and depreciation.

Financial Instruments, Credit Risk Concentrations and Economic Dependency

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, restricted cash, accounts receivable and notes receivable.

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

Accounts Receivable

Accounts  receivable result primarily from sales of pharmaceutical products. Credit is extended based on the customer’s financial condition, and generally collateral is not required. The Company ages its accounts receivable using the corresponding sale date of the transaction and considers accounts past due based on terms agreed upon in the transaction, which is generally 30 days. Current earnings are charged with an allowance for doubtful accounts based on experience and evaluation of the individual accounts. Write-offs of doubtful accounts are charged against this allowance once the amount is determined to be uncollectible by management. Recoveries of trade receivables previously written off are recorded when recovered. At June 30, 2010 and December 31, 2009, management evaluated the need for an allowance and determined no allowance was necessary.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gross product sales	$6,894,808	$8,901,540	$17,727,362	$18,766,114
Collaboration revenue	460,494	—	984,748	—
Royalty revenue	21,415	—	21,415	—
Sales discounts	(323,768)	(828,563)	(1,245,355)	(1,512,139)
Sales returns allowance	(425,993)	(674,876)	(681,163)	(1,422,876)
Medicaid rebates	(2,269,170)	(884,370)	(3,575,912)	(2,082,704)
Net sales	$4,357,786	$6,513,731	13,231,095	$13,748,395

Inventories

Inventory is valued at the lower of cost or market, with cost determined by using the specific identification method. Allowances for slow-moving, obsolete, and/or declines in the value of inventory are determined based on management’s assessments.

Economic Dependency

The Company purchases its entire merchandise inventory from outside manufacturers. For the year ended December 31, 2009, approximately 85% of the inventory received was from three primary suppliers, allocated 22%, 29% and 34% among these three suppliers. For the six months ended June 30, 2010, approximately 80% of the inventory received was from two primary suppliers, allocated 44% and 36% among these two suppliers.  The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will pay manufacturers a prepaid research and development fee which is amortized over the term of the related agreement. The costs incurred for the three and six months ended June 30, 2010 primarily reflect the amortization of the $1.5 million development fee that the Company paid to Macoven in July 2009 which is being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. The Company periodically reviews its research and development agreements for impairment. Costs incurred in connection with these programs were approximately $316,000 and $11,000 for the three months ended June 30, 2010 and 2009, respectively, and 587,000 and $154,000, for the six months ended June 30, 2010 and 2009, respectively.

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

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the impact of restricted stock and common stock equivalents (i.e., stock options) that are dilutive. See Note 17 for calculation of earnings per share for the applicable periods.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Recent Accounting Pronouncements

In June 2009, the Financial Account Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative GAAP.  The FASB ASC superseded all then existing non-SEC accounting and reporting standards.  The issuance of this statement did not change U.S. GAAP, but has changed the applicable citations and naming conventions used when referencing U.S. GAAP within these consolidated financial statements.

In March 2010, the FASB issued ASU No 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC Staff Announcements. In essence, the announcement provides that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update is effective immediately. The Company does not expect the health care bills to affect the Company’s tax positions.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. The amendment removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. SEC filers are still required to evaluate subsequent events through the date that the financial statements are issued. ASU No. 2010-09 was effective upon issuance and had no material impact on the Company’s consolidated financial statements or disclosures.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company’s combined and consolidated financial statements.

Future Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, under ASC No. 605. The new guidance provides a more flexible alternative to identify and allocate consideration among multiple elements in a bundled arrangement when vendor-specific objective evidence or third-party evidence of selling price is not available. ASU No. 2009-13 requires the use of the relative selling price method and eliminates the residual method to allocation arrangement consideration. Additional expanded qualitative and quantitative disclosures are also required. The guidance is effective prospectively for revenue arrangements entered into or materially modified in years beginning on or after June 15, 2010. The Company is assessing the potential impact, if any, that the adoption of ASU No. 2009-13 may have on its consolidated balance sheets, results of operations and cash flows.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method of Revenue Recognition, under ASC No. 605. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. The Company is assessing the potential impact, if any, of adopting ASU No. 2010-17.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects the adoption of this standard will not have a material effect on its results of operation or its financial position.

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

In addition, ASC 820 - Fair Value Measurements and Disclosures  requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments. As of June 30, 2010 and December 31, 2009, the Company had approximately $11,530,000 and $4,236,000, respectively, invested in an overnight repurchase account which is classified as Level 2.

The Company has a note receivable of approximately $127,000 at June 30, 2010 which is measured at fair value on a nonrecurring basis.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  These assets are classified as Level 3.

Note 4.	Business Combination

On March 24, 2010, the Company completed the acquisition of substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million to be paid in three installments as follows (i) $1.5 million which was paid at closing, (ii) $1.5 million which was paid on the 60th day following the closing, or May 23, 2010 and (iii) $3.1 million to be paid on the 270th day following the closing, or December 19, 2010.  The remaining amount due is included as a contract payable in the consolidated balance sheet. The acquisition was consummated pursuant to the terms of that certain Asset Purchase Agreement dated January 8, 2010.  Pernix expects to fund the remaining installment of the acquisition price using existing cash and cash equivalents and cash flows provided by existing operations.

The following summarizes the final fair values of the acquired assets at the date of acquisition.

Inventories	$718,000
Due from Seller	40,000
Equipment	48,000
Brand	3,887,000
Goodwill	1,407,000
Total purchase price	$6,100,000

                Set forth below are the Company’s summary unaudited pro forma results of operations for the six months ended June 30, 2010 and 2009. The unaudited pro forma results of operations for the six months ended June 30, 2010 include the historical results of the Company and give effect to the acquisition if it had occurred on January 1, 2010. The unaudited results of operations for the six months ended June 30, 2009 include the historical results of the Company and give effect to the acquisition if it had occurred on January 1, 2009.

                The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had the acquisition occurred as of January 1, 2010 or January 1, 2009, as the case may be, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

	For the six months ended June 30,
	2010	2009
	(in thousands) (unaudited) (pro forma)

Net Sales	13,814	16,147

Income before taxes	11,752	12,998

Net income allocated to common stockholders	7,286	8,059

Basic and diluted earnings per share	0.30	0.39

The pro forma results include (i) the elimination of an advisory fee incurred by the Company in connection with the acquisition in the six months ended June 30, 2010, (ii) amortization  expense recognized on identifiable intangible assets resulting from the acquisition assuming that the useful life is 8 years (see fair values of acquired assets above),  and (iii) the recording of income tax expense resulting from the pro forma adjustments before tax at the effective rate of 38 percent. See “Note 17 – Net Income Per Share” for further details regarding shares outstanding utilized in the calculation of diluted earnings per share.

Note 5.	Collaborations

The Company enters into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities might include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product, as well as expense reimbursements or payments to the third party. Revenues related to products sold by the Company pursuant to these arrangements are included in product sales, while other sources of revenue (e.g., royalties and profit share payments) are included in collaboration and other revenue. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item.

Macoven Pharmaceuticals, LLC

On July 27, 2009, the Company and Macoven entered into an agreement whereby the Company granted Macoven a non-exclusive license to develop, market and sell generic products based on the Company’s branded products. The initial term of the agreement is 18 months, and is automatically renewable for successive 12- month terms unless terminated by either party. Pursuant to the terms of the agreement, the Company paid Macoven a one-time development fee of $1,500,000. This fee is being amortized over the 18-month term of the agreement. The unamortized balance of the fee of $583,331 is included in current assets. The Company has the exclusive rights to 100% of the net proceeds from sales of generic equivalents of the Company’s branded products. Additionally, Pernix was entitled to 10% of Macoven’s net proceeds, including operating costs, from sales of generics that are not based on Pernix products to the extent Macoven retains Pernix to administer, distribute and/or market any such products.    On June 22, 2010, the Company entered into an amended agreement with Macoven which replaced the July 27, 2009 agreement.  The amendment clarifies that the Company has the exclusive rights to 100% of the net proceeds from the sales of generic equivalents of the Company’s products, including any such amounts in excess of the $1.5 million development fee previously paid by Pernix to Macoven.  The amendment also eliminates the administrative services fee of 10% due to the fact that Macoven now handles the majority of its administrative functions internally.

As of June 30, 2010, Macoven has launched five Pernix-based generic products PYRIL DM, PYPRIL D, TRIP-PSE, BROM PSEUDO DM, BROM PHENYL DM.  Collaboration revenue from these products is approximately $163,000 and $577,000 for the three and six months ended June 30, 2010.

Co-promotion agreements

The Company seeks to enter into co-promotion agreements to enhance its promotional efforts and sales of its products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products that are not aligned with its product focus or when Pernix lacks sufficient sales force representation in a particular geographic area. As of June 30, 2010, Pernix had entered into three co-promotion agreements to market other parties’ products. The total revenue from these agreements is approximately $297,000 and $408,000 for the three and six months ended June, 2010 and is recorded as collaboration revenue included in net sales.

On June 22, 2010, the Company entered in to a co-promotion agreement with Macoven to exclusively market ZEMA PAK. The Company will receive 100% of net sales from May 1, 2010 to August 31, 2010 and, thereafter, will receive a monthly maximum baseline based on the number of units sold of the product.

Effective April 1, 2010, the Company entered in to a co-promotion agreement with WraSer Pharmaceuticals, LLC to exclusively market the CEDAX capsule as this form of the drug is not designated for the pediatric market which is currently the Company’s core business. WraSer will receive 70% of the net sales proceeds pursuant to this agreement.  The Company is promoting  CEDAX suspension products in the pediatric market.  No expense was recognized related to this agreement for the three and six months ended June 30, 2010 due to certain baselines that must be achieved before any net sales proceeds are earned by WraSer.

Note 6.	Accounts Receivable

Accounts receivable consist of the following:

	June 30, 2010	December 31, 2009
Trade accounts receivable	$3,428,652	$3,963,852
Collaboration agreement receivables	647,459	297,078
Less allowance for discounts	(97,406)	(127,573)
Accounts receivable, net	$3,978,705	$4,133,357

The Company typically requires customers to remit payments within 30 days. The Company offers wholesale distributors a prompt payment discount as an incentive to remit payment within the first 30 days after the invoice date. This discount is generally between 2% and 7%. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of the sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Accounts receivable is stated net of estimated discounts. The terms of collaboration receivables are pursuant to the respective agreements; however, typically payments are to be remitted 45-60 days following each quarter end.  The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of June 30, 2010 and December 31, 2009, no receivables were outstanding for longer than 90 days. As of June 30, 2010 and December 31, 2009, the net amount of accounts receivable was considered collectible and no allowance for doubtful accounts has been recorded.

Note 7.	Inventory

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Purchased finished goods	$1,384,460	$1,081,970
Purchased samples	288,096	591,880
	1,672,556	1,673,850
Less allowance for samples inventory	(288,096)	(591,880)
	$1,384,460	$1,081,970

Note 8.	Property & Equipment

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Property - idle land	$952,342	$—
Equipment	239,599	182,185
Furniture and fixtures	43,516	24,596
Computer software and website	88,500	88,500
	1,323,957	295,281
Less accumulated depreciation	(190,554)	(155,825)
	$1,133,403	$139,456

Depreciation expense amounted to approximately $14,000 and $2,000 for the three months ended June 30, 2010 and 2009, respectively, and $28,000 and $12,000 for the six months ended June 30, 2010 and 2009, respectively.

 In March 2010, the Company acquired land and furniture and fixtures valued at approximately $952,000 and $19,000, net of accumulated depreciation of approximately $7,000, in the merger with GTA, respectively.   The $952,000 represents the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina (which GTA acquired title to on March 5, 2008 in the final settlement of certain litigation with one of  its former Board members).

Note 9.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2010	December 31, 2009
Prepaid expenses	$535,108	$119,123
Deposits on inventory	215,563	506,596
Note receivable	127,242	—
Current unamortized research and development fees related to Macoven contract	583,329	1,000,000
Total	$1,461,242	$1,625,719

The note receivable of approximately $127,000 represents the estimated net present value of a note receivable acquired from GTA in the merger.   The remaining outstanding balance of approximately $133,000 (less net present value discount of approximately $6,000), is due January 1, 2011.

Note 10.	Employee Compensation and Benefits

The Company participates in a 401(k) plan (the “Plan”), which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first 6 percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the Plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $32,000 and $65,000 for the three months ended June 30, 2010, respectively, and $81,000 and $137,000 for the six months ended June 30, 2010 and 2009, respectively.

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

                On March 10, 2010, 100,000 stock options, in the aggregate, were granted from the 2009 Stock Incentive Plan to non-employee board members. The exercise price of $3.98 is based on the most recent closing price of our common stock on the NYSE Amex as of the date of the grant. These options vest ratably over three years and expire ten years from the date of the grant.

On May 12, 2010, 540,000 stock options, in the aggregate, were granted from the 2009 Stock Incentive Plan.  This included 150,000 stock options to the Company’s Executive Vice President of Operations and 75,000 stock options to the Company’s CFO. The exercise price of $3.73 is based on the most recent closing price of our common stock on NYSE Amex as of the date of the grant.   These options vest ratably over three years and expire ten years from the date of the grant. During the six months ended June 30, 2010, 40,000 options previously granted to non-employee former board members were exercised, all in the second quarter.  The exercise price of these options was $1.94.  Additionally, 60,000 options previously granted to non-employee former board members expired during the six months ended June 30, 2010.

                The following table shows the assumptions used to value stock options on the date of grant, as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Estimated dividend yield	0.0%	0.0%
Expected stock price volatility	71%	71%
Estimated dividend yield	0.0%	0.0%
Risk-free interest rate	2.65%	2.67%
Expected life of option (in years)	6.0	6.0
Weighted-average fair value per share	$2.42	$2.44

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

                The following table shows the option activity during the six months ended June 30, 2010.

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	0	$0.00
Assumed in reverse merger with GTA on March 10, 2010	360,000	3.73
Granted	640,000	3.77
Exercised	(40,000)	1.94
Expired and/or canceled	(60,000)	3.64
Outstanding at June 30, 2010	900,000	$3.84
Vested and exercisable, end of the period	260,000	$4.02

The following table shows the details by range of exercise price for the total options outstanding.

	Options Outstanding
		Remaining
		Contractual	Average
		Life	Exercise	Options Exercisable
Range of Exercise Price	Shares	(years)	Price	Shares	Price
$1.94 – 2.20	67,500	2.6	$2.12	67,500	$2.12
$3.64	20,000	2.6	3.64	20,000	3.64
$3.73	540,000	9.7	3.73	—	—
$3.80	25,000	2.6	3.80	25,000	3.80
$3.98	100,000	9.6	3.98	—	—
$4.20	137,500	2.6	4.20	137,500	4.20
$15.70	10,000	.5	15.70	10,000	15.70

	900,000			260,000	$4.02

As of June 30, 2010, the aggregate intrinsic value of 260,000 options outstanding and exercisable was approximately $95,000.

                As of June 30, 2010, there was approximately $1,473,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 2.84 years.

Restricted Stock

 As of June 30, 2010, there were 100,000 restricted common shares outstanding that will vest ratably over three years beginning on March 10, 2011.  Approximately $356,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.69 years.

Stock-Based Compensation Expense

     The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee	$60,000	$—	$60,000	$681,000
Non-employees/Directors	54,000	—	67,000	—

Total	$114,000	$—	$$127,000	$681,000

The stock compensation in the six months ended June 30, 2009 of $681,000 is related to a stock transaction in January 2009, representing the difference in the fair value and the transaction price, between one outside stockholder and certain officers of Pernix.

Note 11.	Major Customers

The Company’s customers primarily consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list the Company’s customers that individually comprise greater than 10% of total gross product sales for the three and six months ended June 30, 2010 and 2009, and customers that comprise more than 10% of total accounts receivable as of June 30, 2010 and December 31, 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cardinal Health, Inc.	57%	36%	49%	34%
McKesson Corporation	16%	33%	27%	30%
Morris & Dickson	14%	9%	11%	13%
Amerisource	9%	14%	9%	14%
Total	96%	92%	96%	91%

Accounts Receivable
	June 30, 2010	December 31, 2009
Cardinal Health, Inc.	65%	37%
McKesson Corporation	15%	22%
Morris & Dickson	13%	26%
Total	93%	85%

Note 12.	Intangible Assets

Intangible assets consist of the following:

	Life	June 30, 2010	December 31, 2009
Patent	12 years	$500,000	$500,000
Product licenses and rights – Kiel technology	15 years	700,000	700,000
Non-compete – Ubiquinone	2 years	250,000	250,000
Trademark rights – BROVEX	Indefinite	238,758	238,758
Brand – CEDAX	8 years	3,887,000	—
Goodwill – CEDAX	Indefinite	1,406,591	—
		6,982,349	1,688,758

Accumulated amortization		(510,637)	(279,421)
		$6,471,712	$1,409,337

Patents

Gaine entered into a patent assignment with the original owners of a U.S. patent for an active pharmaceutical ingredient that the Company  uses for certain of its products. Gaine paid $500,000 for the ownership of this patent.

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

Amortization expense is approximately $118,000 and $57,000 for the three months ended June 30, 2010 and 2009, respectively, and $231,000 and $176,000 for the six months ending June 30, 2010 and 2009, respectively.

Estimated amortization expense related to intangible assets, excluding CEDAX, for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Amount
2010 (July through December)	$352,000
2011	684,000
2012	580,000
2013	580,000
2014	580,000
Thereafter	2,050,000
$4,826,000

Note 13.	Accrued Allowances

The Company’s customers may return products due to product expiration and product replacement. On average, products are returned approximately 18 months following purchase. Returns allowance is estimated based on historical experience.

Certain vendors have negotiated contracted discounts that are based on sales volumes. These discounts are paid quarterly.

                Accrued allowances consist of the following:

	June 30, 2010	December 31, 2009
Accrued returns allowance	$3,455,000	$3,975,000
Accrued contracted vendor discounts	90,000	519,542
Accrued Medicaid rebates	2,430,000	2,301,000
Total	$5,975,000	$6,795,542

Note 14.	Commitments and Contingencies

Licenses and Patents

On January 30, 2009, Pernix and Kiel memorialized their then existing oral licensing arrangement pursuant to which Kiel granted the Company an exclusive license without geographic limitation to use Kiel’s patented drug delivery technology and related intellectual property, or “Kiel technology,” to manufacture and market the ALDEX CT, ALDEX D, ALDEX DM and Z-COF-8DM products.   The agreement may be terminated by either party at any time after January 30, 2011 without cause upon 30 days written notice to the other party.  For a description of the Company’s other patent and license agreements, see Note 12.

Service Agreements

The Company receives data packages on a monthly basis from a third party provider. The Company is obligated to pay for these services in advance on a quarterly basis. Pernix amended this agreement in January and again in March 2010.  Pernix is contracted to pay approximately $60,000 quarterly for these services until January 31, 2011.  For the period February 2011 until the contract expires in December 2011, the quarterly fee will be approximately $30,000 unless additional data services that expire on January 31, 2011 are renewed. The Company enters into other service agreements from time to time in the ordinary course of business.

Purchase Commitments

As of June 30, 2010, the Company has open purchase orders, net of deposits, of approximately $2,995,000.

Letter of Credit

During the three months ended June 30, 2010, the Company was required to provide a letter of credit to one of its manufacturers as security for its performance of payment in the amount of $500,000.  The Company placed  $500,000 in a certificate of deposit to secure this letter of credit.  The letter of credit expires on April 30, 2011.

Consulting Agreement

On April 13, 2010, Pernix entered into a consulting agreement with Kiel whereby it paid Kiel an aggregate fee of $200,000 to assist it in the development of two of its antitussive product candidates incorporating the invention claimed in the patent owned by Gaine and the preparation and filing of an investigational new drug application with the FDA.  This fee is being amortized over the term of this agreement which expires on April 13, 2011. Although Pernix intends to seek FDA approval for these two product candidates, it is in the earliest stages of this process, has no prior experience in seeking FDA approval and may be unsuccessful in commercializing either product candidate.

Acquisition of Non-controlling interest in Gaine

On May 29, 2008, Pernix acquired a 50% ownership interest in Gaine, Inc., a patent and licensing holding company.  Following this acquisition, Pernix considered Gaine a controlled entity and included Gaine’s financial statements with Pernix’s consolidated financial statements.

On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  As a result of the transaction, Gaine became a wholly-owned subsidiary of Pernix.  Pernix has the exclusive rights to certain products developed through patents and licenses held by Gaine, and Gaine’s single source of income has historically been solely from royalties paid by Pernix.  In consideration for the sellers’ 50% ownership interest in Gaine, Pernix is required to pay the sellers as follows: (i) an aggregate of $500,000 in cash which was paid at closing, (ii) an aggregate of $500,000 in cash to be paid on October 31, 2010, and (iii) an aggregate of $1,000,000 in cash or Pernix common stock to be paid on January 31, 2011, all subject to certain adjustments for outstanding royalties and obligations owed at the time of closing. The net purchase price for the remaining non-controlling interest was recorded as a reduction to additional paid-in capital.

Additionally, Pernix is required to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock in the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for one of Pernix’s antitussive product candidates incorporating the invention claimed in a United States patent owned by Gaine.

Triple Net Leases

The Company leases its office and warehouse facilities under triple net leases with an entity owned by the former stockholders of  PTI.  The term of each lease is month to month and may be terminated by either party without penalty.  Pursuant to these leases, the Company pays rent of $2,500 and $1,500 per month for the Texas and Louisiana facilities, respectively. The Company believes these amounts reflect market rates that are as favorable to the Company as could be obtained with unrelated third parties, and expects that its current facilities are sufficient to meet its needs into the foreseeable future.

Uninsured Liabilities

The Company is exposed to various risks of losses related to torts; theft of, damage to, and destruction of assets; errors and omissions; injuries to employees; and natural disasters for which the Company maintains a general liability insurance with limits and deductibles that management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

The Company is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

Note. 15         Stockholders’ Equity

Stock Repurchase Authorization

On May 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 in shares of the Company's common stock. Stock repurchases under this authorization may be made through open market or privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including price, cash balances, general business and market conditions, the dilutive effects of share-based incentive plans, alternative investment opportunities and working capital needs. The stock repurchase authorization does not have an expiration date and may be limited or terminated by the Board of Directors at any time without prior notice. The purchases will be funded from available cash balances and repurchased shares will be designated as treasury shares.  Each individual stock repurchase will be subject to Board approval.

During the three and six months ended June 30, 2010, the Company had repurchased a cumulative total of 7,900 shares of its Common Stock with an aggregate price of approximately $30,000. As of June 30, 2010, there remained an outstanding authorization of approximately $4,970,000 to repurchase shares of the Company’s outstanding Common Stock.  The Company records stock repurchases as a reduction to stockholders’ equity.

Note 16.         Income Taxes

PTI elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of PTI’s stockholders. Accordingly, PTI was subject to certain “built-in” gains tax for the difference between the fair value and tax reporting bases of assets at the date of conversion to an S Corporation, if the assets were sold (and a gain was recognized) within ten years following the date of conversion. PTI’s exposure to built-in gains was limited. Effective January 1, 2010, PTI made an election to terminate its S Corporation status.  In conjunction with the merger with GTA, PTI merged with and into a limited liability company subsidiary of GTA.

The income tax provision consisted of the income tax expenses (benefits) for the three and six months ended June 30, 2010 and 2009, as presented in the table below.  The tax benefit for the period ended June 30, 2010 is not representative of the anticipated effective rate for the succeeding quarters or the year as it includes one-time benefits in the first quarter associated with the termination of the S election and the recognition of net operating loss carryforwards associated with the reverse merger with GTA. For the three and six months ended June 30, 2009, the components of the income tax benefit related primarily to the operations of Gaine and state income taxes relating to Pernix.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current:
Federal	$(276,021)	$—	$1,071,667	$(54,000)
State	282,751	—	533,960	(6,000)
	6,730	—	1,605,627	(60,000)
Deferred Provision:
Federal	127,000	—	(2,148,000)	—
State	8,000	—	(274,000)	—
	135,000	—	(2,422,000)	—
	$141,730	$—	$(816,373)	$(60,000)

The effective income tax expense differs from that which would be determined by applying statutory income tax rates to the earnings before taxes of Gaine due to the impact of state income taxes and non-deductible expenses.

The following is a reconciliation from the federal statutory rate to the effective tax rate for the six months ended June 30, 2010 and 2009.

	June 30,
	2010	2009
Expected taxes at statutory rates	34.0%	(34.0%)
State taxes	3.7%	(4.0%)
Permanent differences	1.2%	(48.9%)
Establishment of deferred tax asset due to tax status change	(41.6%)	—
Other	0.3%	—
	(2.4%)	(86.9%)
Change in valuation allowance	(17.3%)	—

Total	(19.7%)	(86.9%)

For the three and six months ended June 30, 2009, the rate reconciliation reflects only the operations of Gaine as PTI was an S-Corporation (See Note 2 above) until January 1, 2010.  For the three and six months ended June 30, 2009, Gaine’s net loss was approximately $14,000 and $83,000.

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

Note 17.         Net Income Per Share

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

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$166,844	$2,960,844	$5,435,007	$5,643,114
Denominator:
Weighted-average common shares, basic	24,557,691	20,900,000	23,183,645	20,900,000
Dilutive effect of stock options, warrants and restricted stock	50,423	—	23,104	—

Weighted-average common shares, diluted	24,608,114	20,900,000	23,206,749	20,900,000

Net income per share, basic	$.01	$.14	$.23	$.27

Net income per share, diluted	$.01	$.14	$.23	$.27

Note 18.	Subsequent Events

The Company is currently in the process of negotiating with a  potential lender to obtain a $10.0 million revolving credit facility, $5.0 million of which will be specified for working capital and $5.0 million specified for deal funding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of Pernix’s consolidated financial condition and results of operations together with financial statements and accompanying notes included in this Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Pernix’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including, but not limited to, those set forth in “Item 1A – Risk Factors” of Part II of this Form 10-Q.

Overview

Pernix Therapeutics Holdings, Inc. is a growing specialty pharmaceutical company focused on developing and commercializing branded pharmaceutical products to serve unmet medical needs primarily in pediatrics. Our goal is to build a broad portfolio of products through a combination of internal development, acquisition and in-licensing activities, and to utilize our sales force to promote our products in our target markets.

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

Since our inception in 1999, we have assembled a product portfolio that currently includes seven marketed product lines consisting of 15 products. Our ALDEX product line currently includes ALDEX AN, ALDEX CT, ALDEX D and ALDEX DM, which are oral antihistamine/decongestant/antitussive (cough suppressant) combinations indicated for the treatment of allergies and symptoms of the common cold. PEDIATEX TD is also an oral antihistamine/decongestant combination indicated for the treatment of respiratory allergies. Z-COF 8DM is an oral decongestant/expectorant/cough suppressant indicated for the treatment of allergies and symptoms of the common cold. The BROVEX line currently includes BROVEX PEB, BROVEX PEB DM, BROVEX PSB, BROVEX PSB DM, BROVEX PSE and BROVEX PSE DM, which are oral antihistamine/decongestant/antitussive (cough suppressant) combinations indicated for the treatment of allergies and symptoms of the common cold. In February 2009, we introduced our first medical food product, REZYST IM. REZYST IM is a chewable tablet probiotic indicated to replace active cultures that are destroyed by diet and antibiotics and to reduce symptoms associated with irritable bowel syndrome and various gastrointestinal issues. Our second medical food product, QUINZYME, was launched in July 2009. QUINZYME is a 90 mg ubiquinone smooth dissolve tablet for patients with depleted ubiquinone levels and for patients on statin therapy. The most recent addition to our product portfolio is CEDAX which is a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract that we acquired on March 24, 2010 from Shionogi Pharma, Inc. (formerly Sciele Pharma, Inc.).

In addition to our own product portfolio, we have entered into co-promotion agreements to enhance the promotional efforts and sales of our products.  We may enter into co-promotion agreements whereby we obtain rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales we generate.  Alternatively, we may enter into co-promotion agreements with respect to our products that are not aligned with our product focus or when we lack sufficient sales force representation in a particular geographic area.  As of June 30, 2010, we had three co-promotion agreements in effect to market other parties’ products.  Effective April 1, 2010, we entered into a co-promotion agreement with WraSer Pharmaceuticals, LLC to exclusively market the CEDAX capsule as this form of the drug is not designated for the pediatric market which is currently the Company’s core business.  The Company will promote the CEDAX suspension products which are indicated for the pediatric market.  See further discussion below under the caption “Net Sales.”

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

Our sales force, which consists of 57 full-time sales representatives, 3 regional sales directors and 2 national sales directors as of August 12, 2010, promotes our products in approximately 30 states in the U.S.  In addition to our sales team, our corporate staff includes three executive officers, three senior managers and five administrative staff. Our sales management team consists of pharmaceutical industry veterans experienced in management, business development, and sales and marketing, and has an average of nine years of sales management experience.   In June 2010, we added 21 new sales representatives and, subsequent to June 30, 2010, added an additional four sales representatives  to our sales team to expand our territories. For the three months ended June 30, 2010 and 2009, our net sales were approximately $4,208,000 and $6,514,000 and our income before income taxes and non-controlling interest was approximately $215,000 and $2,954,000, respectively.  For the six months ended June 30, 2010 and 2009, our net sales were approximately $13,081,000 and $13,748,000 and our income before income taxes and non-controlling interest was approximately $4,469,000 and $5,542,000, respectively.

Our net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was approximately $4,726,000 and $7,593,000, respectively.

On June 22, 2010, we entered in to a co-promotion agreement with Macoven to exclusively market ZEMA PAK. We will receive 100% of net sales from May 1, 2010 to August 31, 2010 and, thereafter, will receive a monthly maximum baseline based on the number of units sold.

On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  As a result of the transaction, Gaine became a wholly-owned subsidiary of Pernix.  Pernix has the exclusive rights to certain products developed through patents and licenses held by Gaine, and Gaine’s single source of income has historically been solely from royalties paid by Pernix.  In consideration for the sellers’ 50% ownership interest in Gaine, Pernix is required to pay the sellers as follows: (i) an aggregate of $500,000 in cash was paid at closing, (ii) an aggregate of $500,000 in cash to be paid on October 31, 2010, and (iii) an aggregate of $1,000,000 in cash or Pernix common stock to be paid on January 31, 2011, all subject to certain adjustments for outstanding royalties and obligations owed at the time of closing. Additionally, Pernix is required to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock in the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for one of Pernix’s antitussive product candidates incorporating the invention claimed in a United States patent owned by Gaine.

On April 13, 2010, Pernix entered into a consulting agreement with Kiel whereby it paid Kiel an aggregate fee of $200,000 to assist it in the development of two of its antitussive product candidates incorporating the invention claimed in the patent owned by Gaine and the preparation and filing of an investigational new drug application with the FDA.  Although Pernix intends to seek FDA approval for these two product candidates, it is in the earliest stages of this process, has no prior experience in seeking FDA approval and may be unsuccessful in commercializing either product candidate.

Financial Operations Overview

The discussion in this section describes our consolidated income statement categories.  For a discussion of our consolidated results of operations, see “Results of Operations” below.

Net Sales

Pernix’s net sales consist of net product sales and collaboration revenue from co-promotion and other revenue sharing agreements. Pernix recognizes product sales net of estimated allowances for product returns, discounts and Medicaid rebates. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental Medicaid rebates, and the amount of sales adjustments that Pernix recognizes. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties to market certain of their products in return for commissions or percentages of revenue on the sales we generate or on the sales they generate on generic products based on our brand products. As of June 30, 2010, we marketed three products under co-promotion agreements in addition to our collaboration agreement with Macoven (see Note 5 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q).  The total revenue from these co-promotion agreements was approximately $297,000 and $408,000 for the three and six months ended June 30, 2010.

As of June 30, 2010, Macoven has launched five Pernix-based generic products: PYRIL DM, PYRIL D, TRIP-PSE, BROM PSEUDO DM and BROM PHENYL DM.  Pursuant to our development agreement with Macoven, we are entitled to 100% of the net sales proceeds of these products.  Collaboration revenue from the sales of these products for the three and six months ended June 30, 2010 was approximately $163,000 and $577,000.

The following table sets forth a summary of Pernix’s net sales for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gross Product Sales
Upper respiratory products	$6,762	$8,818	17,462	18,652
Medical food products	133	84	265	114
Collaboration revenue	460	—	985	—
Royalty revenue	22	—	22	—
Gross Sales	7,377	8,902	18,734	18,766
Discounts	(324)	(829)	(1,246)	(1,512)
Allowance for Returns	(426)	(675)	(681)	(1,423)
Medicaid Rebate Expense	(2,269)	(884)	(3,576)	(2,083)
Net Sales Revenues	$4,358	$6,514	$13,231	$13,748

Allowances for Returns, Discounts and Rebates

Pernix’s estimates of product rebates and discounts are based on its estimated mix of sales to various third-party payors, which are entitled either contractually or statutorily to discounts from Pernix’s listed prices of its products. Pernix makes these judgments based upon the facts and circumstances known to it in accordance with accounting principles generally accepted in the United States  (“GAAP”). In the event that the sales mix to third-party payors is different from its estimates, Pernix may be required to pay higher or lower total rebates than it has estimated.

The following table sets forth a summary of Pernix’s Allowances for Returns, Discounts and Rebates as of June 30, 2010 and 2009.

	Sales Returns	Rebates	Discounts
		(in thousands)
Balance at December 31, 2008	$2,386	$738	$709
Current provision	2,810	4,824	2,938
Payments and credits	(1,221)	(3,261)	(3,000)
Balance at December 31, 2009	3,975	2,301	647
Current provision	690	3,576	1,245
Payments and credits	(1,210)	(3,447)	(1,705)
Balance at June 30, 2010	$3,455	$2,430	$187

Cost of Product Sales

Pernix’s cost of sales is primarily comprised of the costs of manufacturing and distributing Pernix’s pharmaceutical products and samples. In particular, cost of sales includes third-party manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. Pernix partners with third parties to manufacture all of its products and product candidates.

Most of our manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold also affect its cost of sales.

Selling Expenses

Pernix’s selling expenses consist of salaries, commission and incentive expenses for our sales force; all overhead costs of our sales force; and out going freight, advertising and promotion costs. The most significant component of Pernix’s sales and marketing expenses is salaries, commissions and incentive expenses for our sales force. Sales commissions are based on when our customers sell Pernix products to retail customers not when we sell Pernix products to our customers. Therefore, there may be a lag between the time of Pernix’s sale to its customer and when the commission is ultimately earned on that sale.

At the end of June 2010, Pernix added 21 new sales representatives and, subsequent to June 30, 2010, an additional four; therefore, Pernix sales and marketing expenses will increase in subsequent periods with this expansion of the sales and marketing team to support additional products.

Royalty Expenses

Royalty expenses include the contractual amounts Pernix is required to pay the licensors from which it has acquired the rights to certain of its marketed products.  For a description of the agreements that currently require royalty fees see  Pernix’s license and co-promotion agreements, see Note 14 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.  Royalty expense will vary based on changes in product sales and/or product mix.

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

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and may, in the future, increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop.   For discussion of the certain research and development expenses see Note 5 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Other Income and Expenses

Depreciation Expense

Depreciation expense is recognized for Pernix’s property and equipment, which it depreciates over the estimated useful lives of the assets using the straight-line method.

Income Taxes

PTI elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of the Company’s stockholders. Accordingly, PTI was subject to certain “built-in” gains tax for the difference between the fair value and tax reporting bases of assets at the date of conversion to an S Corporation, if the assets were sold (and a gain was recognized) within ten years following the date of conversion. PTI’s exposure to built-in gains was limited. Effective January 1, 2010, Pernix terminated its S Corporation status.  In conjunction with the merger with GTA, PTI merged with and into a limited liability company subsidiary of GTA.  As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740-Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. The tax benefit for the six months  ended June 30, 2010 is not representative of the anticipated effective rate for the succeeding quarters or the year as it includes one-time benefits in the first quarter associated with the termination of the S election and the recognition of net operating loss carryforwards associated with the reverse merger with GTA.

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

Non-controlling interest

Until June 21, 2010, when the Company purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc., the non-controlling interest represented the 50% outside ownership of Gaine. For additional information, see Notes 2 and 14 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009.

Critical Accounting Estimates

Management’s discussion and analysis of Pernix’s financial condition and results of operations are based on Pernix’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of Pernix’s consolidated financial statements requires Pernix’s management to make estimates and assumptions that affect Pernix’s reported assets and liabilities, revenues and expenses and other financial information. Reported results could differ significantly under different estimates and assumptions. In addition, Pernix’s reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Pernix’s significant accounting policies are described in the notes to Pernix’s consolidated financial statements in Part I of this Form 10-Q. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” Pernix believes that its estimates relating to revenue recognition, allowances for returns, discounts, and rebates, stock based compensation, inventory and accrued expenses described below fit the definition of “critical accounting estimates.”

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

Allowances for Returns, Discounts and Rebates

Pernix’s estimates of product rebates and discounts are based on its estimated mix of sales to various third-party payors, which are entitled either contractually or statutorily to discounts from Pernix’s listed prices of its products. Pernix makes these judgments based upon the facts and circumstances known to it in accordance with accounting principles generally accepted in the United States  (“GAAP”). In the event that the sales mix to third-party payors is different from its estimates, Pernix may be required to pay higher or lower total rebates than it has estimated.

Accrued Personnel and Other Expenses

As part of the process of preparing its consolidated financial statements, Pernix is required to estimate certain expenses. This process involves identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its consolidated financial statements. Examples of estimated expenses for which Pernix accrues include professional fees, payroll, sales commissions and other sales benefits that will be redeemed in the future.

Stock Based Compensation

Compensation expense is determined by reference to the fair market value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. The Company accounts for its stock based compensation pursuant to ASC 718, Accounting for Stock Options and Other Stock Based Compensation, which was effective for interim and annual reporting periods beginning after December 15, 2006.  As discussed in Note 10 to the Notes to the Company’s consolidated financial statements, the Company uses the Black-Sholes-Merton model to calculate the value of the option.  Several inputs utilized in this calculation are subjective.  ASC 718 also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

On March 10, 2010, 100,000 stock options,  in the aggregate, were granted from the 2009 Stock Incentive Plan to non-employee board members. The exercise price of $3.98 is based on the most recent closing price of our common stock on the NYSE Amex as of the date of the grant. These options vest ratably over three years and expire ten years from the date of the grant.

On May 12, 2010, 540,000 stock options, in the aggregate, were granted from the 2009 Stock Incentive Plan.  This included 150,000 stock options to the Company’s Executive Vice President of Operations and 75,000 stock options to the Company’s CFO.  Certain other employees of the Company received option awards based on seniority.  The exercise price is $3.73 which was the most recent closing NYSE Amex Exchange price prior to the grant date, as specified by the Compensation Committee.   These options will vest ratably over three years and expire ten years from the date of the grant.

Inventory

Inventory consists of finished goods which include pharmaceutical products ready for commercial sale or distribution as samples. Inventory is stated at the actual cost per bottle determined under the specific identification method. Pernix’s estimate of the net realizable value of its inventories is subject to judgment and estimation. The actual net realizable value of its inventories could vary significantly from its estimates and could have a material effect on its financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory, or declines in the value of inventory is determined based on management’s assessments. The inventory reserve includes provisions for inventory that may become damaged in shipping or in distribution to the customer. As of June 30, 2010 and 2009, Pernix had approximately $1,384,000 and $1,082,000 in inventory, respectively, for which no reserve was deemed necessary.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Net Sales

Net sales were approximately $4,358,000 and $6,514,000 for the three months ended June 30, 2010 and 2009, respectively, a decrease of approximately $2,156,000, or 33.1%. The decrease in net sales during the three months ended June 30, 2010, is primarily a result of a decrease in gross product sales by approximately $2,007,000.  This decrease is primarily due to the fact that in April 2009, we offered a one-time special buy to our customers at a discount which resulted in approximately $2,600,000 in sales over two days.  Also, during the three months ended June 30, 2010, a larger percentage of sales were from lower priced products.  This decrease in gross product sales was offset by approximately $460,000 in collaboration revenue and $22,000 in royalty revenue recognized in the three months ended June 30, 2010.   For a discussion of  our collaboration arrangements, see Note 5–“Collaborations”  to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Net sales were also impacted by the increase in the Medicaid Rebates of approximately $1,385,000 during the three months ended June 30, 2010, partially offset by a decrease in the allowance for returns of approximately $249,000 and a decrease in discounts of approximately $505,000.  See further discussion regarding these items below.

    Allowances for Returns, Discounts and Rebates

Sales returns allowances are based on the products’ expiration dates which are generally within eighteen months from the date the product was originally sold. Sales returns allowances were approximately $426,000, or 6.2% of gross sales, and $829,000, or 7.6% of gross sales, for the three months ended June 30, 2010 and 2009, respectively.  The decrease in the sales returns allowances as a percentage of gross sales is based on a cumulative decrease in the return trend on gross sales and returns experience.  We expect future return trends to be impacted positively by the increase in the number of our products that are eligible for Medicaid as we believe Medicaid eligible products have less likelihood of return.

 Discounts taken were approximately $324,000, or 4.7% of gross sales, and $829,000, or 9.3% of gross sales, for the three months ended June 30, 2010 and 2009, respectively. Discounts are applied pursuant to the contracts negotiated with certain vendors and are primarily based on sales.

Medicaid rebates were approximately $2,269,000, or 32.9% of gross sales, and $884,000, or 9.9% of gross sales, for the three months ended June 30, 2010 and 2009, respectively.  This increase is primarily due to (i) an increase of 2% (from 11% to 13%) in the Federal Medicaid rebate, (ii) the increase in certain state supplemental Medicaid rebates from 19% to approximately 53% effective April 1, 2010,  and (iii) the fact that the Medicaid rebate that was assumed by the Company in the acquisition of CEDAX was approximately 76%.  We are currently implementing strategic steps to reduce our Medicaid rebates as a percentage of gross sales by implementing pricing strategies, product formulation changes, commission structure changes, and retargeting our sales representatives.

Cost of Product Sales

Cost of sales was approximately $704,000 and $1,090,000 for the three months ended June 30, 2010 and 2009, respectively, a decrease of approximately $386,000, or 35.4%.  The cost of product samples included in cost of product sales was approximately $(59,000) and $118,000 for the three months ended June 30, 2010 and 2009, respectively, a decrease of approximately $177,000, or  150%, which was primarily due to the fact that no additional samples were purchased in the three months ended June 30, 2010 and approximately $59,000 in product samples of a product we discontinued were donated to charity and reclassified as a contribution expense in general and administrative expenses.  Cost of product sales in the three months ended June 30, 2010 and 2009 consisted primarily of the expenses associated with manufacturing and distributing Pernix’s products. The decrease in cost of sales period-over-period is primarily the result of the significant difference in the cost of ALDEX and Z-COF of which more units were sold in the three months ended June 30, 2009 compared to the much lower cost of the CEDAX and BROVEX products of which more units were sold  in the three months ended June 30, 2010.  Additionally, a change in the manufacturer of the ALDEX products also lowered our cost for the three months ended June 30, 2010.

Selling Expenses

Selling expenses were approximately $1,090,000 and $1,160,000 for the three months ended June 30, 2010 and 2009, respectively, a decrease of approximately $70,000, or 6.0%.  Sales salaries, commissions and incentives represented approximately $607,000 or 55.7%, and $946,000, or 86.9%, of total selling expenses for the three months ended June 30, 2010 and 2009, respectively. The decrease in sales salaries, commissions and incentives of approximately $339,000, or 35.8%, is primarily the result of the changes in our product mix and commission policy offset by an increase in sales salaries of approximately $253,000 due to additions to our sales team. Other selling expenses, including out-going freight, packaging, advertising, promotional items, cell phone, operating and office supplies, vehicle expenses, travel and entertainment, and other miscellaneous overhead expenses of our sales force, were approximately $482,000 and $214,000 for the three months  ended June 30, 2010 and 2009, respectively. This increase of approximately $268,000, or 125.2%, was primarily due to increases in (i) training expenses of approximately $76,000, (ii)  program management fee expenses of approximately $64,000,  (iii) printing and marketing collateral expenses of approximately $28,000, (iv) sales report expenses of approximately $29,000,  (v) auto expenses of approximately $24,000 due to additional sales representatives, (vi) travel expenses of approximately $25,000 due to the increased travel of our sales management team and (viii) a net increase in other selling expenses  including out-going freight, supplies, postage, promotional items, telephone and other miscellaneous expenses of approximately $22,000.

Royalty Expenses

We did not incur any royalty expenses in the three months ended June 30, 2010.  Royalty expenses were approximately $350,000 for three months ended June 30, 2009. Royalty expenses are related to obligations under license and co-promotional agreements. For a description of the agreements that currently require royalty fees, see Note 14 - License and Co-promotion Agreements to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were approximately $1,698,000 and $906,000 for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately $792,000, or 87.4%.  Management and administrative salaries and bonuses represented approximately $496,000, or 31.3%, and $253,000, or 26.8%, of the total general and administrative expenses (excluding stock compensation expense) for the three months ended June 30, 2010 and 2009, respectively. The increase of approximately $243,000, or 96.0%, was primarily due to the hiring of (i) a vice president of supply chain management in October 2009, (ii) a regional sales director in September 2009, (iii) a chief financial officer in March 2010, (iv) an accounting supervisor in March 2010, and (v) a director of government programs in June 2010, along with approximately $41,000 in bonuses accrued in the three months ended June 30, 2010.  Stock compensation expense was approximately $114,000 and $0 for the three months ended June 30, 2010 and 2009, respectively.  The stock compensation expense for the three months ended June 30, 2010 was related to 100,000 stock options and 100,000 shares of restricted stock that were awarded to our non-employee board members on March 10, 2010 and 540,000 stock options awarded to employees on May 12, 2010.  Other general and administrative costs were approximately $1,088,000 and $653,000 for the three months ended June 30, 2010 and 2009, respectively, an increase of approximately $435,000, or 66.6%. This increase was primarily due to increases of approximately  (i) $213,000 in professional fees including legal, accounting and technology support, primarily as a result of becoming a public company effective with the merger with GTA (as discussed in Note 1 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q), (ii) $104,000 in board fees and expenses as a result of the new public company board structure, (iii) $63,000 in contributions of donated product, (iv) $49,000 in recruitment costs related to the hiring of the 25 additional sales representatives in June 2010,  (v) $36,000 in directors and officers insurance,  (vi) $35,000 in health insurance costs due to the increase in management and sales personnel and an increase in the health insurance rates, offset in part by a decrease of approximately $48,000 in consulting fees and a net decrease of approximately $17,000 in other general and administrative expenses including financial printing, contract labor, rent, leased equipment, utilities, telephone, travel and entertainment, maintenance and repair, payroll taxes, licenses and fees, dues and subscriptions, and other miscellaneous expenses.

Research and Development Expense

Research and development expenses were approximately $316,000 and $11,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in research and development expenses is primarily due to the amortization of the $1.5 million development fee that we paid to Macoven in July 2009 which is being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. For further discussion of research and development expenses see Note 5 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Other Income and Expenses

Depreciation and Amortization Expense. Depreciation expenses were approximately $14,000 and $13,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was approximately $176,000 and $55,000 for the three months ended June 30, 2010 and 2009.  The increase of approximately $121,000, or 220.0%, is due to the amortization under certain of our commercial agreements that we entered into, including our acquisition of CEDAX in March  2010.

Interest Income.  Interest income was approximately $5,000 and $3,000 for both three month periods ended June 30, 2010 and 2009.  We had no interest expense during the three months ended June 30, 2010 and 2009.

Comparison of the Six Months Ended June 30, 2010 and 2009

Net Sales

Net sales were approximately $13,231,000 and $13,748,000 for the six months ended June 30, 2010 and 2009, respectively, a decrease of approximately $517,000, or 3.8%.  The decrease in net sales during the six months ended June 30, 2010, is primarily a result of a decrease in gross product sales by approximately $1,039,000 due in large part to the fact that a larger percentage of sales were from lower priced products in 2010.  This decrease in gross product sales was offset by approximately $985,000 in collaboration revenue and $22,000 in royalty revenue recognized in the six months ended June 30, 2010.   For a discussion of  our collaboration arrangements, see Note 5–“Collaborations”  to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Net sales were also impacted by the increase in the Medicaid rebates of approximately $1,493,000 offset by a decrease in the allowance for returns of approximately $742,000 and a decrease in discounts of approximately $266,000.  See further discussion regarding these items above under the heading “Allowance for Returns, Discounts and Rebates.”

Allowances for Returns, Discounts and Rebates

Sales returns allowances are based on the products’ expiration dates which are generally within eighteen months from the date the product was originally sold.  For the six months ended June 30, 2010 and 2009, sales returns allowances were approximately $681,000, or 3.8% of gross sales, and $1,423,000, or 7.6% of gross sales, respectively.  The decrease in the sales returns allowances as a percentage of gross sales is based on a cumulative decrease in the return trend on gross sales and returns experience.  We expect future return trends to be impacted positively by the increase in the number of our products that are eligible for Medicaid as we believe Medicaid eligible products have less likelihood of return.

Discounts taken were approximately $1,245,000, or 7.0% of gross sales, and $1,512,000, or 8.1% of gross sales for the six months ended June 30, 2010 and 2009, respectively.  Discounts are applied pursuant to the contracts negotiated with certain vendors and are primarily based on sales.  Approximately $97,000 and $127,000 in accrued allowances for prompt pay discounts was netted against accounts receivable at June 30, 2010 and December 31, 2009.

Medicaid rebates were approximately  $3,576,000, or 20.2% of gross sales, and $2,083,000 or 11.1% of gross sales, respectively, for the six months ended June 30, 2010 and 2009.  This increase is primarily due to (i) an increase of 2% (from 11% to 13%) in the Federal Medicaid rebate, (ii) the increase in certain state supplemental rates from 19% to approximately 53% effective April 1, 2010,  and (iii) the fact that the Medicaid rebate rate that was assumed by the Company in the acquisition of CEDAX was approximately 76%.  We are currently implementing strategic steps to reduce our Medicaid rebates as a percentage of gross sales by implementing pricing strategies, product formulation changes, commission structure changes, and retargeting our sales representatives.

Cost of Product Sales

Cost of sales was approximately $1,896,000 and $2,515,000 for the six months ended June 30, 2010 and 2009, respectively, a decrease of approximately $619,000, or 24.6%.  The cost of product samples included in cost of product sales was approximately $220,000 and $375,000 for the six months ended June 30, 2010 and 2009, respectively, an decrease of approximately $155,000, or 41.3%, which was primarily due to the fact that no additional samples were purchased in the second quarter of 2010 and approximately $59,000 in product samples of a product we had discontinued were donated to charity and reclassified to contribution expense in general and administrative expenses. Cost of product sales in the six months ended June 30, 2010 and 2009 consisted primarily of the expenses associated with manufacturing and distributing Pernix’s products. The decrease in cost of sales period-over-period is primarily the result of the significant difference in the cost of ALDEX and Z-COF of which more units were sold in the six months ended June 30, 2009 compared to the much lower cost of the CEDAX and BROVEX of which more units were sold in the six months ended June 30, 2010.  Additionally, a change in the manufacturer of the ALDEX products also lowered our cost of product sales for the six months ended June 30, 2010.

Selling Expenses

Selling expenses were approximately $2,605,000 and $2,714,000 for the six months ended June 30, 2010 and 2009, respectively, a decrease of approximately $109,000, or 4.0%.  Sales salaries, commissions and incentives represented approximately $1,638,000, or 62.9%, and $2,322,000, or 85.6%, of total selling expenses for the six months ended June, 2010 and 2009, respectively. The decrease in sales salaries, commissions and incentives of approximately $684,000, or 29.5%, is primarily the result of the change in our product mix and our corresponding change in the commission policy offset by an increase in sales salaries of approximately $253,000 due to additions to our sales team . Other selling expenses, including out-going freight, packaging, advertising, promotional items, cell phone, operating and office supplies, vehicle expenses, travel and entertainment, and other miscellaneous overhead expenses of our sales force, were approximately $967,000 and $392,000 for the six months  ended June 30, 2010 and 2009, respectively. This increase of approximately $575,000, or 146.7%, was primarily due to increases in (i) sales report expenses of approximately $124,000,  (ii) training expenses of approximately $165,000, (iii) program management fee expenses of approximately $112,000, (iv) auto expenses of approximately $64,000 due to the increase in our sales team, (v) travel expenses of approximately $35,000, (vi) sales promotional items of approximately $24,000 and (vi) a net increase in other selling expenses  including outgoing freight, printing, meals and entertainment, office supplies, postage, telephone and other miscellaneous expenses of approximately $52,000.

Royalty Expenses

We did not incur any royalty expenses in the six months ended June, 2010.  Royalty expenses were approximately $350,000 for six months ended June 30, 2009. Royalty expenses are related to obligations under license and co-promotional agreements. For a description of the agreements that currently require royalty fees, see Note 14 – License and Co-promotion Agreements to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

General and Administrative Expenses

General and administrative expenses were approximately $3,273,000 and $2,380,000 for the six months ended June 30, 2010 and 2009, respectively, an increase of approximately $893,000, or 37.5%.  Management and administrative salaries and bonuses represented approximately $1,158,000, or 36.8%, and $477,000, or 28.1%, of the total general and administrative expenses (excluding stock compensation expense) for the six months ended June 30, 2010 and 2009, respectively. The increase of approximately $681,000, or 142.7%, was primarily due to the hiring of (i) a vice president of supply chain management in October 2009 (ii) a regional sales director in September 2009, (iii) a chief financial officer in March 2010, (iv) an accounting supervisor in March 2010 along and (v) a director of government programs in June 2010, along with approximately $322,000 in bonuses accrued in the six months ended June 30, 2010.  Stock compensation expense was approximately $127,000 and $681,000 for the six months ended June 30, 2010 and 2009, respectively.  The stock compensation expense for the six months ended June 30, 2010 was related to 100,000 stock options and 100,000 shares of restricted stock that were awarded to our non-employee board members on March 10, 2010 and 540,000 options that were issued to our employees on May 12, 2010.  The stock compensation expense for the six months ended June 30, 2009 was related to a stock transaction in January 2009 between one outside stockholder and certain officers of Pernix.  Other general and administrative costs were approximately $1,988,000 and $1,223,000 for the six months ended June 30, 2010 and 2009, respectively, an increase of approximately $765,000, or 62.6%. This increase was primarily due to increases of approximately  (i) $441,000 in professional fees including legal, accounting and technology support, primarily as a result of becoming a public company effective with the merger with GTA (as discussed in Note 1 to Pernix’s Consolidated Financial Statements for the three and six months ended June, 2010 and 2009 contained in Part I, Item I of this Form 10-Q), (ii) $125,000 in board fees and expenses as a result of the new public company board structure, (iii) $66,000 in contributions of donated product, (iv) $49,000 in recruitment costs related to the hiring of the 25 additional sales representatives in June 2010, (v) $53,000 in directors and officers insurance as a result of becoming a public company and tail coverage on the GTA policy, (vi) $47,000 in personnel related insurance costs due to the increase in management and sales personnel and an increase in the health insurance and workers compensation rates, (vii) $36,000 in rent and rental equipment expenses related to the office and warehouse facilities leased effective July 2009,  (viii) an increase of approximately $34,000 in product liability insurance due to the addition of new products  offset by a decrease of approximately (i) $48,000 in consulting fees, (ii) $56,000 in 401k employer match expense primarily due to the decrease in sales commissions and (iii) a net decrease of approximately $23,000 in other general and administrative expenses including contract labor, bank charges, meetings and conventions, meals and entertainment, dues and subscriptions, maintenance and repair, office supplies, postage, financial printing, property and payroll taxes,  licenses and fees, telephone and utilities, travel and vehicle expenses and other miscellaneous expenses.

Research and Development Expense

Research and development expenses were approximately $587,000 and $154,000 for the six months ended June 30, 2010 and 2009, respectively. The increase in research and development expenses is primarily due to the amortization of the $1.5 million development fee that we paid to Macoven in July 2009 which is being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. For further discussion of research and development expenses see Note 5 to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Other Income and Expenses

Depreciation and Amortization Expense. Depreciation expenses were approximately $28,000 and $12,000 for the six months ended June 30, 2010 and 2009, respectively. The increase of approximately $16,000, or 133.3%, is primarily due to the furniture and equipment acquired in the merger with GTA in March 2010.

Amortization expense was approximately $231,000 and $102,000 for the six months ended June 30, 2010 and 2009.  The increase of approximately $129,000, or 126.5%, is due to the amortization under certain agreements that were entered into, including our acquisition of CEDAX in March 2010.  For a description of Pernix’s license and other agreements, see Note 12–“Intangible Assets”  to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Interest Income - net.  Interest income was approximately $9,000 and interest expense related to the financing of insurance premiums was approximately $1,000 for the six months ended June 30, 2010.  Interest income was approximately $11,000 and interest expense was $0 for the six months ended June 30, 2009.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes and non-controlling interest was approximately $4,619,000 and $5,541,000 for the six months ended June 30, 2010 and 2009, respectively. As an S-corporation for the year ended December 31, 2009, Pernix generally did not pay federal income taxes. Instead, Pernix’s income and losses were generally included in the taxable income of its stockholders, who reported the income and losses on their individual income tax returns and paid the appropriate tax individually. Effective January 1, 2010, Pernix revoked its S-corporation election, and began to pay income taxes at prevailing federal and state corporate income tax rates.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues. As of June 30, 2010, Pernix had approximately $11,426,000 in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in)
Operating activities	$4,726,000	$7,593,000
Investing activities	(1,836,000)	(550,000)
Financing activities	3,958,000	(6,108,000)
Net increase in cash and cash equivalents	$6,848,000	$935,000

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was approximately $4,726,000 and $7,593,000, respectively.  Net cash provided by operating activities for the six months ended June 30, 2010 primarily reflected Pernix’s net income of approximately $5,435,000, adjusted by non-cash expenses totaling $1,072,000, non-cash deferred income tax benefit  of approximately $2,422,000, approximately $641,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization and depreciation of approximately $259,000, stock compensation expense of approximately $127,000, provision for returns of approximately $690,000, and  non-cash interest income of approximately $4,000.  The provision for deferred income tax benefit of approximately $2,422,000  includes a one-time tax benefit of approximately $1,858,000 related to the Company’s change in tax status and a one-time tax benefit of approximately $770,000 related to the net operating losses acquired in the merger with GTA.  For 2009, Pernix was an S-corporation, therefore, operating results did not include income taxes.

Net cash provided by operating activities for the six months ended June 30, 2009 primarily reflected Pernix’s net income of approximately $5,601,000, adjusted by non-cash expenses totaling $2,211,000 and approximately $219,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization and depreciation of approximately $115,000, stock compensation expense of approximately $681,000 and provision for returns of approximately $1,415,000.

Net Cash Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was approximately $1,836,000 and $550,000, respectively.  The $1,836,000 represents the first installment of the purchase price of CEDAX of $1,500,000, the initial installment, net of adjustments, in the Gaine acquisition of approximately $327,000, and purchases of office furniture and equipment of approximately $9,000.  See Note 4–“Business Combinations”  to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.  The $550,000 used in the six months ended June 30, 2009 included a $100,000 fee paid to Kiel Laboratories to amend an existing development agreement and $450,000 for the purchase of the BROVEX trademark.  See Note 12–“Intangible Assets” to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $3,958,000 which represents cash acquired in connection with the merger with GTA of approximately $5,966,000, proceeds from payment on notes receivable of approximately $66,000, proceeds from the issuance of stock through the exercise of stock options of approximately $78,000, less approximately $1,500,000 for the second installment payment on the acquisition of CEDAX, $30,000 in stock repurchases under our stock buyback program, approximately $121,000 in distributions to stockholders and $500,000 representing a transfer to restricted cash for the issuance of a letter of credit.  See Note 1–“Organization and Merger” and for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.  For the six months ended June 30, 2009, $6,108,000 was used in financing activities which represented distributions to stockholders.

Funding Requirements

As of June 30, 2010, Pernix had no long-term debt. Pernix’s future capital requirements will depend on many factors, including:

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

Pernix is in the process of negotiating with a potential lender to obtain a $10.0 million revolving credit facility, $5.0 million of which will be specified for working capital and $5.0 million specified for deal funding.

As of June 30, 2010, Pernix has approximately $11,426,000 of cash and cash equivalents on hand.  Pernix expects to fund the remaining installments totaling $3.1 million of the $6.1 million purchase price for substantially all of Shionogi’s assets and rights related to CEDAX with existing cash, cash equivalents and revenues from product sales.  Additionally, based on its current operating plans, Pernix believes that its existing cash and cash equivalents and revenues from product sales and any loan proceeds from any credit facility that Pernix may enter into will be sufficient to continue to fund its existing level of operating expenses and capital expenditure requirements for the foreseeable future.

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

As of August 12, 2010, the Company repurchased 17,300 shares of its Common Stock for an aggregate purchase price of approximately $64,000.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to Pernix’s Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

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

As of June 30, 2010, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2010, our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pernix is subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

     There have been no material changes from the risk factors previously disclosed in our Current Report on Form 8-K filed March 15, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly-announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2010 through April 30, 2010	—	$—	—	$—

May 1, 2010 through May 31, 2010	—	$—	—	$—

June 1, 2010 through June 30, 2010	7,900	$3.79	7,900	$4,943,034

Total	7,900	$3.79	7,900	$4,943,034

(1)
On May 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 in shares of the Company’s common stock.  The repurchase plan does not have a termination date and may be eliminated by our Board at any time.  All shares of common stock were repurchased pursuant to open market transactions.

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

3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

3.2	Seventh Amended and Restated Bylaws, as currently in effect (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

10.1	Amended & Restated Pernix – Macoven Pharmaceuticals Agreement (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2010, and incorporated herein by reference)

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date:	August 16, 2010	By:	/s/ COOPER C. COLLINS
Cooper Collins Chief Executive Officer and President

Date:	August 16, 2010	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary