Form 10-Q
period 2010-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2010-11-12
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑

On November 9, 2010, there were 22,627,727 shares outstanding of the Registrant’s common stock.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2010

i

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

ii

 PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,164,850	$4,578,476
Restricted cash	500,958	—
Accounts receivable, net	8,622,490	4,133,357
Inventory, net	4,185,269	1,081,970
Prepaid expenses and other current assets	1,154,870	1,625,719
Deferred tax assets – current	122,000	61,000
Total current assets	22,750,437	11,480,522
Property and equipment, net	1,183,013	139,456
Other assets:
Intangible assets, net of amortization	11,623,452	1,409,337
Deferred tax assets – long term	713,000	—
Other long-term assets	300,000	383,333
Total assets	$36,569,902	$13,412,648
LIABILITIES
Current liabilities:
Accounts payable	$406,786	$436,663
Accrued personnel expense	1,160,611	560,657
Accrued allowances	6,606,000	6,795,542
Income taxes payable	138,594	100,000
Other accrued expenses	1,068,300	101,196
Line of credit	2,185,706	—
Contracts payable	5,620,806	42,382
Total current liabilities	17,186,803	8,036,440

Contracts payable – long term	2,100,000	—

Total liabilities	19,283,803	8,036,440

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 22,638,527 and 20,900,000 outstanding at September 30, 2010 and December 31, 2009, respectively	226,385	209,000
Treasury stock	(208,736)	—
Additional paid-in capital	5,257,641	788,979
Retained earnings	12,007,809	4,308,491
Total stockholders’ equity	17,283,099	5,306,470

Non-controlling interest	—	69,738

Total equity	17,283,099	5,376,208

Total liabilities and stockholders’ equity	$36,569,902	$13,412,648

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$7,778,831	$5,825,215	$21,009,926	$19,573,610
Costs and expenses:
Cost of product sales (exclusive of amortization of product rights)	1,436,195	1,682,124	3,332,338	4,197,598
Selling expenses	1,399,106	946,017	4,004,496	3,659,575
General and administrative	2,106,103	1,333,986	5,378,832	3,714,181
Research and development	252,737	217,506	839,986	371,500
Royalties	205,307	488,948	205,307	839,225
Depreciation and amortization	300,004	57,413	558,973	171,945
Total costs and expenses	5,699,452	4,725,994	14,319,932	12,954,024
Income from operations	2,079,379	1,099,221	6,689,994	6,619,586
Other income (expense):
Other income	277,387	1,000	277,762	10,659
Gain from bargain purchase	881,950	—	881,950	—
Interest income, net	8,803	5,382	16,447	16,859
Total other income, net	1,168,140	6,382	1,176,159	27,518
Income before income taxes and non-controlling interest	3,247,519	1,105,603	7,866,153	6,647,104
Provision for income taxes/income tax benefit	861,747	(1,000)	45,374	(61,000)
Net income before non-controlling interest	2,385,772	1,106,603	7,820,779	6,708,104
Net income(loss) attributable to non-controlling interest	—	10,775	—	(30,839)
Net income attributable to controlling interest	$2,385,772	$1,095,828	$7,820,779	$6,738,943
Net income per share, basic	$0.10	$0.05	$0.33	$0.32
Net income per share, diluted	$0.10	$0.05	$0.33	$0.32
Weighted-average common shares, basic	24,389,689	20,900,000	23,634,913	20,900,000
Weighted-average common shares, diluted	24,416,859	20,900,000	23,655,691	20,900,000

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,820,779	$6,708,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558,973	171,945
Provision for allowance for returns	1,421,000	1,974,000
Deferred income tax benefit	(2,471,000)	—
Gain from bargain purchase from Macoven acquisition	(881,950)	—
Non-cash interest	(6,554)	—
Stock compensation expense	291,401	681,000
Changes in operating assets and liabilities:
Accounts receivable	(2,225,308)	(2,829,973)
Inventory	(1,304,947)	932,758
Prepaid expenses and other assets	971,856	(1,444,441)
Other assets	83,333	(483,333)
Accounts payable	(265,938)	280,868
Income taxes	38,594	—
Accrued expenses	(1,962,374)	(620,060)
Net cash provided by operating activities	2,067,865	5,370,868

Cash flows from investing activities:
Acquisition of Macoven Pharmaceuticals, LLC, net of cash acquired of $189,274	(1,996,432)	—
Acquisition of CEDAX – initial payment (see Note 4)	(1,500,000)	—
Acquisition of non-controlling interest in Gaine - initial payment	(326,623)	—
Acquisition of TCT patent	(250,000)	—
Acquisition of BROVEX	—	(450,000)
Purchase of intangible assets	—	(100,833)
Purchase of equipment	(70,347)	—
Net cash used in investing activities	(4,143,402)	(550,833)

Cash flows from financing activities:
Cash acquired in connection with the reverse merger, net of costs paid	5,965,529	—
Proceeds from line of credit	2,185,706	—
Transfer to restricted cash for issuance of letter of credit	(500,958)	—
Payments received on notes receivable	66,334	—
Payment on acquisition obligation – CEDAX (see Note 4)	(1,500,000)	—
Deconsolidation of Macoven	—	(50,832)
Proceeds from issuance of common stock	77,600	—
Payments on contracts payable	(300,000)	—
Repurchase of common stock	(210,839)	—
Distributions to stockholders	(121,461)	(6,107,600)
Net cash provided by (used in) financing activities	5,661,911	(6,158,432)

Net increase (decrease) in cash and cash equivalents	3,586,374	(1,338,397)
Cash and cash equivalents, beginning of period	4,578,476	4,874,296
Cash and cash equivalents, end of period	$8,164,850	$3,535,899

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,646,581	$—
Interest paid during the period	4,339	9,179
Non-cash transactions:
Distribution of property including deferred gain of approximately $317,000 recognized in additional paid-in capital		1,310,000
Deconsolidation of Macoven		445,991
Negotiated repurchase of Pernix common stock from insider	3,600,000

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2008	$—	$—	$—	$6,331,210	$110,492	$6,441,702

Retroactive adjustment for issuance of shares in reverse merger with GTA	209,000	(209,000)	—	—	—	—

Distributions to stockholders:

Transfer of land and buildings to affiliate	—	316,979	—	(1,310,000)	—	(993,021)

Deconsolidation of Macoven	—	—	—	(496,823)	—	(496,823)

Distributions	—	—	—	(9,455,600)	—	(9,455,600)

Stock compensation expense	—	681,000	—	—	—	681,000

Net income (loss)	—	—	—	9,239,704	(40,754)	9,198,950

Balance at December 31, 2009	209,000	788,979	—	4,308,491	69,738	5,376,208

Distributions to stockholders	—	—	—	(121,461)	—	(121,461)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	—	—	—	7,110,497

Acquisition of Gaine non-controlled interest	—	(1,602,692)	—	—	(69,738)	(1,672,430)

Contributed capital in acquisition of Macoven	—	2,211,344	—	—	—	2,211,344

Stock repurchase program
Open market repurchases	(601)	(1,502)	(208,736)	—	—	(210,839)
Negotiated repurchase from related party	(20,000)	(3,580,000)				(3,600,000)

Proceeds from issuance of stock	400	77,200	—	—	—	77,600

Issuance of restricted stock	1,000	(1,000)	—	—	—	—

Stock-based compensation	—	291,401	—	—	—	291,401

Net income	—	—	—	7,820,779	—	7,820,779

Balance at September 30, 2010	$226,385	$5,257,641	$(208,736)	$12,007,809	$—	$17,283,099

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results for the full year.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of (i) Pernix’s wholly owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc. and GTA LP, Inc., (ii) Gaine, Inc. (“Gaine”) which is a patent and license holding company that was owned 50% by Pernix and was considered a controlled entity until June 24, 2010 when Pernix purchased the remaining 50% of Gaine making it a wholly-owned subsidiary of Pernix and (iii) Macoven Pharmaceuticals, LLC (“Macoven”), which is a company that promotes authorized generic products that Pernix reacquired on September 8, 2010 .  From January 2009 through July 13, 2009, the financial statements of Pernix included the operations of Macoven; however, operations for this subsidiary were not material.  From July 13, 2009 to September 8, 2010, Macoven was no longer consolidated because it became owned 60% by the former stockholders of PTI (in proportion to their ownership of PTI), 20% by an officer of the Company and 20% by an officer of Macoven.  As discussed in Note 4 below, as of September 8, 2010, Macoven became a wholly owned subsidiary of Pernix and, therefore, Macoven’s operations are consolidated subsequent to this date.  See Note 4 for further discussion.

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

Management’s Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: contracted vendor discounts, returns on product sales, sales commissions, Medicaid rebates, customer rebates and chargebacks, amortization, depreciation, and the determination of fair values of assets and liabilities in connection with business combinations.

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

Accounts Receivable

Accounts receivable result primarily from sales of pharmaceutical products. Credit is extended based on the customer’s financial condition, and generally collateral is not required. The Company ages its accounts receivable using the corresponding sale date of the transaction and considers accounts past due based on terms agreed upon in the transaction, which is generally 30 days for brand sales and 60 days for generic sales. Current earnings are charged with an allowance for doubtful accounts based on experience and evaluation of the individual accounts. Write-offs of doubtful accounts are charged against this allowance once the amount is determined to be uncollectible by management. Recoveries of trade receivables previously written off are recorded when recovered. At September 30, 2010 and December 31, 2009, management evaluated the need for an allowance and determined no allowance was necessary.

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of its product. The Company’s products have a 24 to 36 month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the product, as well as competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns ranging from approximately 5% to approximately 7% of gross sales based upon historical data compiled back to 2004 to derive the average return percentages of its products. The Company evaluates these reserves on a quarterly basis, assessing each of the factors described above, and adjusts the reserve accordingly.

Rebates

 The liability for managed care rebates is calculated based on historical and current rebate redemption and utilization rates with respect to each contract. The liability for Medicaid rebates is calculated based on historical and current rebate redemption and utilization rates contractually submitted by each state.

Discounts

 The Company’s estimates of discounts and price adjustments are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes.  The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated voucher programs for its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on redemption information provided by a third party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, which are a reduction of gross revenue.

Prompt Payment Discount

 The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within the first 30 days for brand product purchases and the first 60 days for generic product purchases after the invoice date.

Revenue Recognition

The Company records revenue from product sales when the customer takes ownership and assumes risk of loss (free-on-board destination), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. At the time of sale, estimates for a variety of sales deductions, such as customer rebates and chargebacks, discounts, Medicaid rebates and product returns are recorded. Costs associated with sales revenues are recognized when the related revenues are recognized.  The Company records provisions for Medicaid and contract rebates based upon its actual experience ratio of rebates paid and actual prescriptions filled during prior periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross Product Sales
Upper respiratory products	$11,172	$7,669	$29,639	$26,607
Medical food products	220	127	486	210
Dermatology products	140	—	140	—
Collaboration revenue	338	137	1,323	137
Royalty revenue	—	—	21	—
Gross Sales	11,870	7,933	31,609	26,954
Price adjustments	(755)	(87)	(2,097)	(342)
Discounts	(690)	(496)	(1,599)	(2,008)
Allowance for returns	(740)	(551)	(1,421)	(1,974)
Allowance for customer rebates and chargebacks	(228)	—	(228)	—
Medicaid rebate expense	(1,678)	(974)	(5,254)	(3,056)
Net Sales Revenues	$7,779	$5,825	$21,010	$19,574

Inventories

Inventory is valued at the lower of cost or market, with cost determined by using the specific identification method. Allowances for slow-moving, obsolete, and/or declines in the value of inventory are determined based on management’s assessments.  Sample inventory utilized for promoting the products is fully reserved as samples are expensed when the liability for payment accrues.

Economic Dependency

The Company purchases its entire merchandise inventory from outside manufacturers pursuant to long-term supply agreements. For the year ended December 31, 2009, approximately 85% of the inventory received was from three primary suppliers, allocated 22%, 29% and 34%, respectively, among these three suppliers. For the nine months ended September 30, 2010, approximately 85% of the inventory received was from three primary suppliers, allocated 44% and 23% and 18%, respectively, among these three suppliers.  The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will pay manufacturers a prepaid research and development fee which is amortized over the term of the related agreement. The costs incurred for the three and nine months ended September 30, 2010 primarily reflect the amortization of the $1.5 million development fee that the Company paid to Macoven in July 2009 which, prior to the acquisition of Macoven on September 8, 2010, was being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. The Company periodically reviews its research and development agreements for impairment. Costs incurred in connection with these programs were approximately $253,000 and $217,000 for the three months ended September 30, 2010 and 2009, respectively, and $840,000 and $371,000, for the nine months ended September 30, 2010 and 2009, respectively.

Segment Information

The Company markets two major product lines: a prescription branded pharmaceuticals product line and a prescription generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, the type of customer, the distribution method and the regulatory environment.

Income Taxes

 Income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740- Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not.  Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of September 30, 2010.

Earnings per Share

Earnings per common share are presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share are computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potential dilutive impact of restricted stock and common stock equivalents (i.e., stock options). See Note 19 for calculation of earnings per share for the applicable periods.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments. As of December 31, 2009, the Company had approximately $4,236,000 invested in an overnight repurchase account which is classified as Level 2. As of September 30, 2010, the Company did not have any funds in overnight repurchase accounts.

The Company has a note receivable of approximately $130,000 at September 30, 2010 which is measured at fair value on a nonrecurring basis.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  These assets are classified as Level 3.

Note 4. Business Combinations and Other Acquisitions

Acquisition of Macoven

On September 8, 2010, Pernix entered into a Membership Interest Purchase Agreement (the “Macoven Purchase Agreement”) pursuant to which Pernix purchased 100% of the outstanding membership interests of Macoven Pharmaceuticals, L.L.C. (“Macoven”) for an aggregate purchase price of $2,200,000 (which includes inventory of approximately $1,200,000) (the “Acquisition”).  Upon the effectiveness of the Acquisition, Macoven became a wholly-owned subsidiary of Pernix.

The acquisition of Macoven was unanimously approved by a special committee comprised solely of independent directors of Pernix.  Since July 2009, Macoven has held a non-exclusive license to develop, market and sell authorized generics of Pernix branded products.  To date, Macoven has launched five Pernix-based generic products. With the acquisition of Macoven, Pernix expects the development, marketing and sale of all of Pernix’s authorized generic products to be performed exclusively by Macoven.

Prior to the acquisition, Macoven was owned 59.4% by ZInterests (a limited liability company owned by Cooper Collins, Pernix’s Chief Executive Officer and President, James Smith, a director of Pernix and two officers of Pernix), 19.8% by Mike Venters, Vice President of Corporate Development of Pernix, 19.8% by John McMahon, an employee of Macoven, and 1% by Robert Cline, Vice President of Supply Chain Management of Pernix.

Concurrent with the transaction on September 8, 2010, Pernix, Macoven and John McMahon entered into an employment and non-compete agreement as an inducement to Mr. McMahon’s joining the Pernix team as Vice President of Sales of Macoven.   In addition, Mr. McMahon is entitled to receive equity grants based on the performance of Macoven.  See Note 11.  Mr. McMahon’s employment agreement expires on December 31, 2013, but may be terminated by either party prior to that date in accordance with its terms.  The agreement also prohibits Mr. McMahon from engaging in any business that directly or indirectly competes with Macoven’s business or soliciting any employees or customers of Macoven until 12 months after the date of the termination of his employment.

The Company engaged a valuation specialist to assist in deriving the estimated fair value for Macoven.  The preliminary estimated fair value of $5.3 million ($6.64 million, net of adjustments for income taxes) was allocated among the acquired assets in the summary below.  The amounts are subject to final allocation upon receipt of the final appraisal.  Approximately $2.2 million ($3.6 million, net of adjustments for income taxes), which represents approximately 80.2% of the fair value in excess of the purchase price, was recorded as contributed capital due to the fact that 80.2% of the membership interests in Macoven were owned by common stockholders and/or employees of Pernix.  The remaining excess fair value of approximately $0.88 million was recorded as a gain from bargain purchase option.

The following summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$189,000
Receivables – net of allowance for rebates and chargebacks	2,297,000
Prepaids and other assets	200,000
Inventories	1,186,000
Equipment	3,000
Intangibles including goodwill, non-compete and certain contracts	5,194,000
Accounts payable	(236,000)
Accrued Expenses	(64,000)
Accrued allowances	(300,000)
Due to related party	(72,000)
Contracts payable	(277,000)
Deferred revenue – related to Macoven Pharmaceuticals, LLC contract with Pernix (eliminated in consolidation)	(394,000)
Deferred tax liability	(1,697,000)
Dividends payable	(750,000)
Total fair value	$5,279,000

Acquisition of CEDAX

On March 24, 2010, the Company completed the acquisition of substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million to be paid in three installments as follows: (i) $1.5 million which was paid at closing, (ii) $1.5 million which was paid on the 60th day following the closing, or May 23, 2010 and (iii) $3.1 million to be paid on the 270th day following the closing, or December 19, 2010.  The remaining amount due is included as a contract payable in the consolidated balance sheet. The acquisition was consummated pursuant to the terms of that certain Asset Purchase Agreement dated January 8, 2010.  Pernix expects to fund the remaining installment of the acquisition price using existing cash and cash equivalents and cash flows provided by existing operations.

The following summarizes the final fair values of the acquired assets at the date of acquisition:

Inventories	$718,000
Due from Seller	40,000
Equipment	48,000
Brand	3,887,000
Goodwill	1,407,000
Total purchase price	$6,100,000

Pro Forma

Set forth below are the Company’s summary unaudited pro forma results of operations for the nine months ended September 30, 2010 and 2009. The unaudited pro forma results of operations for the nine months ended September 30, 2010 include the historical results of the Company and give effect to the above acquisitions as if they had occurred on January 1, 2010. The unaudited results of operations for the nine months ended September 30, 2009 include the historical results of the Company and give effect to the acquisitions as if they had occurred on January 1, 2009.

                The unaudited pro forma results of operations do not purport to represent what the Company’s results of operations would actually have been had these acquisitions occurred as of January 1, 2010 or January 1, 2009, as the case may be, or to project the Company’s results of operations for any future period. Actual future results may vary considerably based on a variety of factors beyond the Company’s control.

	For the Nine Months Ended September 30,
	2010	2009
	(in thousands) (unaudited) (pro forma)
Net Sales	$25,994	$21,851

Income before taxes	8,750	7,786

Net income allocated to common stockholders	8,585	7,445

Basic earnings per share	0.36	0.38

Diluted earnings per share	0.33	0.38

The pro forma results include (i) the elimination of an advisory fee and legal fee incurred by the Company in connection with the acquisition of CEDAX in the nine months ended September 30, 2010, (ii) amortization expense recognized on identifiable intangible assets resulting from the acquisitions, (iii) recognition of the gain from bargain purchase in the Macoven acquisition, (iv) stock compensation expense related to employment agreement executed concurrent with closing of Macoven acquisition and (v) the recording of income tax expense resulting from the pro forma adjustments before tax at the effective rate of 38 percent. See Note 19 for further details regarding shares outstanding utilized in the calculation of diluted earnings per share.

Acquisition of Non-controlling interest in Gaine

On May 29, 2008, Pernix acquired a 50% ownership interest in Gaine, Inc., a patent and licensing holding company.  Following this acquisition, Pernix considered Gaine a controlled entity and included Gaine’s financial statements with Pernix’s consolidated financial statements.

On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  As a result of the transaction, Gaine became a wholly-owned subsidiary of Pernix.  Pernix has the exclusive rights to certain products developed through patents and licenses held by Gaine, and Gaine’s single source of income has historically been solely from royalties paid by Pernix.  In consideration for the sellers’ 50% ownership interest in Gaine, Pernix is required to pay the sellers as follows: (i) an aggregate of $500,000 in cash which was paid at closing, (ii) an aggregate of $500,000 in cash which was paid on October 31, 2010, and (iii) an aggregate of $1,000,000 in cash or Pernix common stock to be paid on January 31, 2011, all subject to certain adjustments for outstanding royalties and obligations owed at the time of closing. The net purchase price for the remaining non-controlling interest was recorded as a reduction to additional paid-in capital.

Additionally, in the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for one of Pernix’s antitussive product candidates incorporating the invention claimed in a United States antitussive patent owned by Gaine, Pernix will then be obligated to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock.

Note 5. Contracts Payable

Contracts payable consist of the following:

	September 30, 2010	December 31, 2009
Cedax acquisition	$3,100,000	$—
Stock repurchase contract with related party (see Note 17)	3,300,000	—
Gaine, Inc. acquisition	1,320,806	—
Other	—	42,382
Total Contracts Payable	$7,720,806	$42,382

Note 6. Collaborations

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

Macoven Pharmaceuticals, LLC

On July 27, 2009, the Company and Macoven entered into an agreement whereby the Company granted Macoven a non-exclusive license to develop, market and sell generic products based on the Company’s branded products. The initial term of the agreement is 18 months, and was automatically renewable for successive 12- month terms unless terminated by either party. Pursuant to the terms of the agreement, the Company paid Macoven a one-time development fee of $1,500,000. Prior to the acquisition of Macoven on September 8, 2010, this fee was being amortized over the 18-month term of the agreement. As discussed in Note 4, effective September 8, 2010, Macoven became a wholly-owned subsidiary of Pernix.  Prior to the acquisition, the unamortized balance of the fee was included in current assets. The Company had the exclusive rights to 100% of the net proceeds from sales of generic equivalents of the Company’s branded products.   Subsequent to September 8, 2010, this revenue/expense is eliminated in consolidation.  See Note 4 for further discussion.  As of September 30, 2010, Macoven  launched five Pernix-based generic products.

Co-promotion agreements

The Company seeks to enter into co-promotion agreements to enhance its promotional efforts and sales of its products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products that are not aligned with its product focus or when Pernix lacks sufficient sales force representation in a particular geographic area. On June 22, 2010, the Company entered in to a co-promotion agreement with Macoven to exclusively market ZEMA PAK. The Company receives 100% of net sales from May 1, 2010 to August 31, 2010 and, thereafter, receives a monthly maximum baseline based on the number of units sold of the product.  Subsequent to September 8, 2010, this revenue/expense is eliminated in consolidation.  See Note 4 for further discussion.  With the acquisition of Macoven, the Company assumed four additional co-promotion agreements.  The total revenue from co-promotion agreements was approximately $274,000 and $681,000 for the three and nine months ended September 30, 2010 and was recorded as collaboration revenue included in net sales.

Effective April 1, 2010, the Company entered in to a co-promotion agreement related to the marketing of the CEDAX capsule as this form of the drug is not designated for the pediatric market which is currently the Company’s core business. The Company promotes CEDAX suspension products in the pediatric market.  For three and nine months ended September 30, 2010, the expense recognized related to this agreement was $124,000.

Note 7. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2010	December 31, 2009
Trade accounts receivable	$7,826,350	$3,963,852
Collaboration agreement receivables	1,457,812	297,078
Less allowance for chargebacks and rebates	(444,500)	—
Less allowance for prompt pay discounts	(217,172)	(127,573)
Accounts receivable, net	$8,622,490	$4,133,357

The Company typically requires customers to remit payments within 30 days on brand purchases and within 60 days on generic purchases. The Company offers wholesale distributors a prompt payment discount as an incentive to remit payment within the first 30 days after the invoice date. This discount is generally between 2% and 7%. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of the sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Accounts receivable is stated net of estimated discounts. The terms of collaboration receivables are pursuant to the respective agreements; however, typically payments are to be remitted 45-60 days following each quarter end.  The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of September 30, 2010 and December 31, 2009, no receivables were outstanding for longer than 90 days. As of September 30, 2010 and December 31, 2009, the net amount of accounts receivable was considered collectible and no allowance for doubtful accounts has been recorded.

Note 8. Inventory

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Purchased finished goods	$4,177,269	$1,081,970
Purchase samples	430,937	591,880
Active Pharmaceutical Ingredients	8,000	—
	4,616,206	1,673,850
Less allowance for samples inventory	(430,937)	(591,880)
	$4,185,269	$1,081,970

Note 9. Property & Equipment

Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Property - idle land	$952,342	$—
Leasehold improvements	25,485	—
Equipment	269,782	182,185
Furniture and fixtures	52,998	24,596
Computer software and website	88,500	88,500
	1,389,107	295,281
Less accumulated depreciation	(206,094)	(155,825)
	$1,183,013	$139,456

Depreciation expense amounted to approximately $15,000 and $5,000 for the three months ended September 30, 2010 and 2009, respectively, and $43,000 and $17,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Note 10. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2010	December 31, 2009
Prepaid expenses	$594,085	$119,123
Deposits on inventory	269,021	506,596
Prepaid royalties	161,512	—
Note receivable	130,252	—
Current unamortized research and development fees related to Macoven contract	—	1,000,000
Total	$1,154,870	$1,625,719

The note receivable of approximately $130,000 represents the estimated net present value of a note receivable acquired from GTA in the merger.   The remaining outstanding balance of approximately $133,000 (less net present value discount of approximately $3,000), is due January 1, 2011.

Note 11. Employee Compensation and Benefits

The Company participates in a 401(k) plan (the “Plan”), which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first 6 percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the Plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $42,000 and $30,000 for the three months ended September 30, 2010 and 2009, respectively, and $123,000 and $167,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

On September 8, 2010, 75,000 stock options were granted from the 2009 Stock Incentive Plan to the Vice President of Corporate Sales of Macoven pursuant to his employment agreement executed concurrent with the acquisition of Macoven.  The exercise price of $3.31 is based on the most recent closing price of our common stock on NYSE Amex as of the date of the grant.   These options vest ratably over three years and expire ten years from the date of the grant.

During the nine months ended September 30, 2010, 40,000 options previously granted to non-employee former board members were exercised, all in the second quarter.  The exercise price of these options was $1.94.  Additionally, 60,000 options previously granted to non-employee former board members expired and 10,000 options previously granted to former employees were cancelled during the nine months ended September 30, 2010.

                The following table shows the assumptions used to value stock options on the date of grant, as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	70.00%	71.00%
Estimated dividend yield	0.00%	0.00%
Risk-free interest rate	1.78%	2.57%
Expected life of option (in years)	6.00	6.00
Weighted-average fair value per share	$2.09	$2.40

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

                The following table shows the option activity during the nine months ended September 30, 2010.

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	—	$0.00
Assumed in reverse merger with GTA on March 10, 2010	360,000	3.73
Granted	715,000	3.72
Exercised	(40,000)	1.94
Cancelled	(10,000)	3.73
Expired	(60,000)	8.25
Outstanding at September 30, 2010	965,000	$3.80
Vested and exercisable, end of the period	260,000	$4.02

The following table shows the details by range of exercise price for the total options outstanding.

	Options Outstanding
		Remaining
		Contractual	Average
Range of Exercise		Life	Exercise	Options Exercisable
Price	Shares	(years)	Price	Shares	Price
$1.94 – 2.20	67,500	2.4	$2.12	67,500	$2.12
$3.31	75,000	9.9	3.31	—	—
$3.64	20,000	2.4	3.64	20,000	3.64
$3.73	530,000	9.5	3.73	—	—
$3.80	25,000	2.4	3.80	25,000	3.80
$3.98	100,000	9.4	3.98	—	—
$4.20	137,500	2.4	4.20	137,500	4.20
$15.70	10,000	.3	15.70	10,000	15.70
	965,000			260,000

As of September 30, 2010, the aggregate intrinsic value of 260,000 options outstanding and exercisable was approximately $93,000.

                As of September 30, 2010, there was approximately $1,471,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 2.62 years.

Restricted Stock

  As of September 30, 2010, there were 100,000 restricted common shares outstanding that will vest ratably over three years beginning on March 10, 2011.  Approximately $323,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.44 years.

Stock-Based Compensation Expense

                The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee	$110,000	$—	$169,000	$681,000
Non-employees/Directors	55,000	—	122,000	—
Total	$165,000	$—	$291,000	$681,000

The stock compensation in the nine months ended September 30, 2009 of $681,000 is related to a stock transaction in January 2009, representing the difference in the fair value and the transaction price, between one outside stockholder and certain officers of Pernix.

Equity Awards Related to Macoven Acquisition

As discussed in Note 4 above, an employment agreement was executed with Mr. McMahon concurrent with the closing of the Macoven acquisition.  The agreement provides the opportunity for Mr. McMahon to receive equity grants based on Macoven’s performance over six fiscal quarters, beginning with the quarter ending December 31, 2010.  In each of these quarters, Mr. McMahon is eligible to earn one share of common stock of Pernix for every one dollar in excess of $100,000 in net income generated by Macoven in each such quarter up to an aggregate maximum of the lesser of 2,000,000 shares or shares with a fair value equaling $9.5 million.  Twenty-five percent of any share award earned by Mr. McMahon will be restricted and will only vest at the end of the quarterly period ended March 31, 2012 if (1) Macoven has positive net income for the quarter ended March 31, 2012; (2) the cumulative net income of Macoven, as measured across all six quarterly periods, exceeds $1,000,000; and (3) Mr. McMahon remains employed with Macoven.  Pernix intends to rely on the exemption from shareholder approval contained in Section 711(a) of the NYSE Amex Company Guide with respect to any issuances of shares to Mr. McMahon pursuant to the terms of his employment agreement.

 To the extent Mr. McMahon earns the maximum amount of shares that may be issued to him under his employment agreement, Pernix’s Compensation Committee will create a pool of shares, with one share of Pernix common stock for every additional dollar of net income in excess of $100,000 generated by Macoven during the six quarterly periods for which no share is awarded to Mr. McMahon,  subject to an aggregate maximum of the lesser of 2,400,000 shares or shares with a fair market value equaling $10.5 million across all six quarterly periods.  The Compensation Committee shall award the shares to employees based on their contributions to the success of Macoven.   These shares will be issued from Pernix’s 2009 Stock Incentive Plan (or such successor plan) and shall be subject to the same restrictions on transfer as shares granted to Mr. McMahon, with such other restrictions, rights and conditions as may be determined by the Compensation Committee.

Note 12. Major Customers

The Company’s customers primarily consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list the Company’s customers that individually comprise greater than 10% of total gross product sales for the three and nine months ended September 30, 2010 and 2009, and customers that comprise more than 10% of total accounts receivable as of September 30, 2010 and December 31, 2009:

Gross Product Sales	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cardinal Health, Inc.	24%	45%	39%	38%
McKesson Corporation	44%	20%	34%	27%
Morris & Dickson	18%	17%	13%	14%
Amerisource Bergen Drug Corporation	10%	12%	10%	13%
Total	96%	94%	96%	92%

Accounts Receivable
	September 30, 2010	December 31, 2009
Cardinal Health, Inc.	27%	37%
McKesson Corporation	40%	22%
Morris & Dickson	23%	26%
Total	90%	85%

Note 13. Intangible Assets

Intangible assets consist of the following:

	Life	September 30, 2010	December 31, 2009
Patents	12 - 15 years	$1,442,000	$1,200,000
Brand – CEDAX	8 years	3,887,000	—
Trademark rights – BROVEX	Indefinite	238,758	238,758
Goodwill	Indefinite	1,742,591	—
Non-compete and other contracts – Macoven	3 years	4,858,571	—
Non-compete – Ubiquinone	2 years	250,000	250,000
		12,418,920	1,688,758

Accumulated amortization		(795,468)	(279,421)
		$11,623,452	$1,409,337

Estimated amortization expense related to intangible assets for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Amount
2010 (October through December)	$617,000
2011	2,472,000
2012	2,095,000
2013	1,659,000
2014	602,000
Thereafter	2,196,000
$9,641,000

Patents

Gaine entered into a patent assignment with the original owners of a U.S. patent for an active pharmaceutical ingredient that the Company intends to use for certain of its antitussive product candidates. Gaine paid $500,000 for the ownership of this patent.

On August 24, 2010, the Company and Kiel Laboratories, Inc. ("Kiel") entered into a patent purchase agreement whereby the Company acquired all of Kiel's assets relating to its TCT control delivery technology, which included three United States patents, certain trademarks and related intellectual property and approximately $8,000 in inventory.  Prior to the acquisition, the Company licensed the right to utilize the TCT technology in its Aldex, Pediatex and Z-Cof brand product lines from Kiel in consideration for certain royalty payments.  The TCT technology is also utilized in the Pyril, Pyril DM and Trip PSE generic product lines acquired in the acquisition of Macoven.  The Company incurred royalty expense to Kiel of approximately $15,000 and $489,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $15,000 and $839,000 for the nine months ended September 30, 2010 and 2009, respectively for products manufactured with the TCT technology.

Product Licenses

The Company acquired rights to certain products incorporating a patented drug delivery technology owned by Kiel pursuant to a development agreement dated November 2006. Pursuant to the 2006 development agreement, Kiel agreed to develop certain products using the Kiel technology, including ALDEX AN and PEDIATEX TD, and granted Gaine an exclusive, worldwide license to manufacture and market these products at its expense. Gaine, in turn, licensed these products to Pernix. The term of this license is 15 years. As consideration for the license and development of these products, Gaine paid Kiel an aggregate fee of $800,000.  The value originally paid for these rights was considered in the purchase of the patent on August 24, 2010 and was, therefore, combined to derive the total value of the TCT Technology.

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

See Note 4 for discussion regarding the acquisition of the Macoven intangible assets and the CEDAX brand and sublicense rights.

Amortization expense is approximately $285,000 and $52,000 for the three months ended September 30, 2010 and 2009, respectively, and $516,000 and $155,000 for the nine months ending September 30, 2010 and 2009, respectively.

Note 14. Accrued Allowances

The Company’s customers may return products due to product expiration and product replacement. On average, products are returned approximately 18 months following purchase.

Certain vendors have negotiated contracted discounts that are based on sales volumes. These discounts are paid quarterly.

                Accrued allowances consist of the following:

	September 30, 2010	December 31, 2009
Accrued returns allowance	$3,823,000	$3,975,000
Accrued contracted vendor discounts	345,000	519,542
Accrued Medicaid rebates	2,438,000	2,301,000
Total	$6,606,000	$6,795,542

Note 15. Line of Credit

On September 8, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with Regions Bank (“Regions”).  The Loan Agreement provides for a $5 million secured revolving line of credit (the “RLOC”) and a $5 million secured guidance line of credit (the “GLOC” and together with the RLOC, the “Loans”).  The RLOC may be used to fund working capital needs and the GLOC may be used for acquisitions of assets with the approval of Regions.

 The Loans mature on September 8, 2012 and bear interest at LIBOR plus 2.5%.  The Company was also required to pay a closing fee of $25,000 and a quarterly availability fee of 0.25% on the available but unused amounts under the RLOC.

 The Loan Agreement contains customary restrictive covenants and events of default, including cross-defaults on certain other debt, breaches of representations and warranties and breaches of covenants.

In addition, the Company is obligated to maintain (on a consolidated basis) (i) average quarterly liquidity of not less than $5 million, (ii) a ratio of funded debt to EBITDA ratio of not more than 1.00 to 1.00 (tested quarterly), and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.00 (tested quarterly), all as calculated in accordance with the terms and definitions contained in the Loan Agreement.

In consideration for Regions entering into the Loan Agreement, Pernix granted Regions a first priority   security interest in certain of their assets, including all accounts, deposit accounts, documents, instruments, investment property, equipment, chattel paper, general intangibles, instruments, letter of credit rights, payment intangibles, software and supporting obligations, but expressly excluding all patents currently owned by Pernix or the Operating Subsidiary as well as certain trademarks.  Regions is also entitled to a first priority security interest on any intellectual property assets acquired with proceeds from the GLOC.

The Company made a draw under the GLOC for the purchase price, plus the inventory purchased, in the acquisition of Macoven which resulted in the outstanding debt balance at September 30, 2010 of $2,185,706.

Note 16. Commitments and Contingencies

Licenses and Patents

See Note 13 for a discussion of the Company’s licenses and patents.

Purchase Commitments

 As of September 30, 2010, the Company has open purchase orders, net of deposits, of approximately $2,817,000.

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

Other Commitments

The Company entered into an agreement effective August 31, 2010 that requires royalty payments on one of the Company’s products from July 1, 2010 through March 31, 2012.  The royalty expense recognized in the three months ended September 30, 2010 related to this agreement was approximately $190,000.

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

Note. 17  Stockholders’ Equity

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

On September 10, 2010, Pernix entered into an agreement, pursuant to the above stock repurchase authorization, to purchase 2,000,000 shares of its common stock from David Waguespack, an employee of Pernix, at $1.80 per share.  The aggregate purchase price of $3,600,000 will be paid in equal quarterly payments of $300,000 over the next three years.

During the three and nine months ended September 30, 2010, in addition to the 2,000,000 shares acquired from Mr. Waguespack discussed above, the Company repurchased  52,167 and 60,067 shares, respectively, of the Company’s common stock in open market purchases for an aggregate price of approximately $185,000 and $216,000, respectively. As of September 30, 2010, after consideration of the repurchase of 2,000,000 shares discussed below, there remained an outstanding authorization of approximately $1,189,000 to repurchase shares of the Company’s outstanding common stock under the repurchase program.  The Company records stock repurchases as a reduction to stockholders’ equity.

Note 18.  Income Taxes

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

The income tax provision consisted of the income tax expenses (benefits) for the three and nine months ended September 30, 2010 and 2009, as presented in the table below.  The tax benefit for the period ended September 30, 2010 is not representative of the anticipated effective rate for the succeeding quarters or the year as it includes one-time benefits in the first quarter associated with the termination of the S election and the recognition of net operating loss carryforwards associated with the reverse merger with GTA. For the three and nine months ended September 30, 2009, the components of the income tax benefit related primarily to the operations of Gaine and state income taxes relating to Pernix.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$1,085,157	$(1,000)	$2,156,824	$(55,000)
State	(174,410)		359,550	(6,000)
	910,747	(1,000)	2,516,374	(61,000)
Deferred Provision:
Federal	(8,000)	—	(2,189,000)	—
State	(41,000)	—	(282,000)	—
	(49,000)	—	(2,471,000)	—
	$861,747	$(1,000)	$45,374	$(61,000)

The effective income tax expense differs from that which would be determined by applying statutory income tax rates to the earnings before taxes of Gaine due to the impact of state income taxes and non-deductible expenses.

The following is reconciliation from the federal statutory rate to the effective tax rate for the nine months ended September 30, 2010 and 2009.

	September 30,
	2010	2009
Expected taxes at statutory rates	34.0%	(34.0%)
State taxes	0.7%	(4.0%)
Permanent differences	(1.1%)	(48.9%)
Establishment of deferred tax asset due to tax status change	(23.6%)	—
Other	0.5%	—
	10.5%	(86.9%)
Change in valuation allowance	(9.8%)	—

Total	0.7%	(86.9%)

For the three and nine months ended September 30, 2009, the rate reconciliation reflects only the operations of Gaine as PTI was an S-Corporation (see Note 2 above) until January 1, 2010.  For the three and nine months ended September 30, 2009, Gaine’s net loss was approximately $58,000 and $62,000.

 In connection with the merger, a portion of the valuation allowance on net operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit was approximately $770,000.

Note 19.  Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$2,385,772	$1,095,828	$7,820,779	$6,738,943
Denominator:
Weighted-average common shares, basic	24,389,689	20,900,000	23,634,913	20,900,000
Dilutive effect of stock options, warrants and restricted stock	27,170	—	20,778	—

Weighted-average common shares, diluted	24,416,859	20,900,000	23,655,691	20,900,000

Net income per share, basic	$.10	$.05	$.33	$.32

Net income per share, diluted	$.10	$.05	$.33	$.32

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

Overview

Pernix Therapeutics Holdings, Inc. is a growing specialty pharmaceutical company focused on developing and commercializing branded and generic pharmaceutical products to serve unmet medical needs primarily in pediatrics. Our goal is to build a broad portfolio of products through a combination of internal development, acquisition and in-licensing activities, and to utilize our sales force to promote our products in our target markets.

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

Since our inception in 1999, we have assembled a product portfolio that currently includes seven marketed brand product lines consisting of 15 branded products. Our ALDEX product line currently includes ALDEX AN, ALDEX CT, ALDEX D and ALDEX DM, which are oral antihistamine/decongestant/antitussive (cough suppressant) combinations indicated for the treatment of allergies and symptoms of the common cold. PEDIATEX TD is also an oral antihistamine/decongestant combination indicated for the treatment of respiratory allergies. Z-COF 8DM is an oral decongestant/expectorant/cough suppressant indicated for the treatment of allergies and symptoms of the common cold. The BROVEX line currently includes BROVEX PEB, BROVEX PEB DM, BROVEX PSB, BROVEX PSB DM, BROVEX PSE and BROVEX PSE DM, which are oral antihistamine/decongestant/antitussive (cough suppressant) combinations indicated for the treatment of allergies and symptoms of the common cold. The REZYST product line includes REZYST IM, a chewable medical food tablet probiotic indicated to replace active cultures that are destroyed by diet and antibiotics and to reduce symptoms associated with irritable bowel syndrome and various gastrointestinal issues. QUINZYME, our second medical food product, is a 90 mg ubiquinone smooth dissolve tablet for patients with depleted ubiquinone levels and for patients on statin therapy. The most recent addition to our brand product portfolio is CEDAX which is a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract that we acquired on March 24, 2010 from Shionogi Pharma, Inc. (formerly Sciele Pharma, Inc.).  With the acquisition of Macoven Pharmaceuticals, LLC (“Macoven”) on September 8, 2010, we added a generic portfolio of products to our brand portfolio consisting of eleven generic products, including five authorized generic equivalents of Pernix brand products.  For additional information, see Note 4 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

In addition to our own product portfolio, we have entered into co-promotion agreements to enhance the promotional efforts and sales of our products.  We may enter into co-promotion agreements whereby we obtain rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales we generate.  Alternatively, we may enter into co-promotion agreements with respect to our products that are not aligned with our product focus or when we lack sufficient sales force representation in a particular geographic area.  As of September 30, 2010, we had four co-promotion agreements to market other parties’ products and three co-promotion agreements   for other parties to market certain of our products.

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

Our sales force, which consists of 55 full-time sales representatives, 3 regional sales directors and 2 national sales directors as of November 10, 2010, promotes our products in approximately 30 states in the U.S.  In addition to our sales team, our corporate staff includes two executive officers, four senior managers and five administrative staff. Our sales management team consists of pharmaceutical industry veterans experienced in management, business development, and sales and marketing, and has an average of nine years of sales management experience.   In June 2010, we added 21 new sales representatives and, subsequent to September 30, 2010, added four additional sales representatives. For the three months ended September 30, 2010 and 2009, our net sales were approximately $7,779,000 and $5,825,000 and our income before income taxes and non-controlling interest was approximately $3,248,000 and $1,106,000, respectively.  For the nine months ended September 30, 2010 and 2009, our net sales were approximately $21,010,000 and $19,574,000 and our income before income taxes and non-controlling interest was approximately $7,866,000 and $6,647,000, respectively.

Our net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was approximately $2,068,000 and $5,371,000, respectively.

On September 8, 2010, Pernix entered into a Membership Interest Purchase Agreement pursuant to which Pernix purchased 100% of the outstanding membership interests of Macoven for an aggregate purchase price of $2,200,000 (the “Acquisition”).  Upon the effectiveness of the Acquisition, Macoven became a wholly-owned subsidiary of Pernix.  See a detailed discussion in Note 4 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

Effective August 31, 2010, the Company entered into an agreement that requires future royalties on one of Pernix’s products from July 1, 2010 through June 30, 2012.  The royalty expense recognized in the three months ended September 30, 2010 related to this agreement was approximately $190,000.

On August 24, 2010, the Company and Kiel Laboratories, Inc. ("Kiel") entered into a patent purchase agreement whereby the Company acquired all of Kiel's assets relating to its TCT control delivery technology, which included three United States patents, certain trademarks and related intellectual property and approximately $8,000 in inventory.  These patents were previously utilized by Pernix through contracted licenses and rights of its wholly-owned subsidiary Gaine, Inc. See a detailed discussion in Note 13 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

On June 22, 2010, we entered in to a co-promotion agreement with Macoven to exclusively market ZEMA PAK. We received 100% of net sales from May 1, 2010 to August 31, 2010 and, thereafter, receive a monthly maximum baseline based on the number of units sold of the product.  Subsequent to September 8, 2010, this revenue/expense is eliminated in consolidation.  See Note 4 for further discussion.  With the acquisition of Macoven, the Company assumed four additional co-promotion agreements.  The revenue and/or expense related to these agreements are recorded as collaboration revenue/expense.

On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  As a result of the transaction, Gaine became a wholly-owned subsidiary of Pernix.  Pernix has the exclusive rights to certain products and product candidates developed through patents and licenses held by Gaine, and Gaine’s single source of income has historically been solely from royalties paid by Pernix.  In consideration for the sellers’ 50% ownership interest in Gaine, Pernix is required to pay the sellers as follows: (i) an aggregate of $500,000 in cash was paid at closing, (ii) an aggregate of $500,000 in cash was paid on October 31, 2010, and (iii) an aggregate of $1,000,000 in cash or Pernix common stock to be paid on January 31, 2011, all subject to certain adjustments for outstanding royalties and obligations owed at the time of closing. Additionally, in the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for one of Pernix’s antitussive product candidates incorporating the invention claimed in a United States patent owned by Gaine, Pernix will then be obligated to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock.

Financial Operations Overview

 The discussion in this section describes our consolidated income statement categories.  For a discussion of our consolidated results of operations, see “Results of Operations” below.

Net Sales

Pernix’s net sales consist of net product sales and collaboration revenue from co-promotion and other revenue sharing agreements. Pernix recognizes product sales net of estimated allowances for product returns, discounts, customer chargebacks and rebates and Medicaid rebates. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental Medicaid rebates, and the amount of sales adjustments that Pernix recognizes. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties  in return for commissions or percentages of revenue on the sales we generate or on the sales they generate. As of September 30, 2010, we had seven collaboration arrangements, excluding the development agreement and the Zema Pak co-promotion agreement with Macoven which is consolidated subsequent to September 8, 2010 (see Note 4 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q).  Four of these agreements are revenue sharing arrangements for products that we market for others and three are for products that we have developed or to which we own the rights but have contracted the marketing to others.  The total revenue from co-promotion agreements was approximately $274,000 and $681,000 for the three and nine months ended September 30, 2010.

As of September 30, 2010, Macoven has launched five Pernix-based generic products.  Collaboration revenue from the sales of these products was approximately $64,000 and $641,000 for the periods July 1, 2010 through September 8, 2010 and January 1, 2010 through September 8, 2010, respectively.  Subsequent to September 8, 2010, this revenue/expense is eliminated in consolidation (see Note 4 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein). We did not recognize any collaboration period for the nine months ended September 30, 2009.

The following table sets forth a summary of Pernix’s net sales for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross Product Sales
Upper respiratory products	$11,172	$7,669	$29,639	$26,607
Medical food products	220	127	486	210
Dermatology products	140	—	140	—
Collaboration revenue	338	137	1,323	137
Royalty revenue	—	—	21	—
Gross Sales	11,870	7,933	31,609	26,954
Price adjustments	(755)	(87)	(2,097)	(342)
Discounts	(690)	(496)	(1,599)	(2,008)
Allowance for returns	(740)	(551)	(1,421)	(1,974)
Allowance for customer rebates and chargebacks	(228)	—	(228)	—
Medicaid rebate expense	(1,678)	(974)	(5,254)	(3,056)
Net Sales Revenues	$7,779	$5,825	$21,010	$19,574

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

The following table sets forth a summary of Pernix’s Allowances for Returns, Discounts and Rebates, including prompt pay discounts which are netted in accounts receivable, as of September 30, 2010:

	Product Returns	Medicaid Rebates	Discounts	Customer Rebates and Chargebacks
		(in thousands)
Balance at December 31, 2008	$2,386	$738	$709	$ —
Current provision	2,810	4,824	2,938	—
Payments and credits	(1,221)	(3,261)	(3,000)	—
Balance at December 31, 2009	3,975	2,301	647	—
Allowance assumed in acquisition of Macoven	245	55	—	325
Current provision	1,421	5,254	1,599	228
Payments and credits	(1,818)	(5,172)	(1,349)	(109)
Balance at September 30, 2010	$3,823	$2,438	$897	$ 444

Product Returns. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of its product. The Company’s products have a 24 to 36 month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the product, as well as competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at approximately 5% of gross sales for the Brovex line of products and approximately 7% of gross sales for all other product lines sold during the three and nine months ended September 30, 2010.  The Company has compiled historical data back to 2004 to derive the average return percentages of its products. The Company evaluates these reserves on a quarterly basis, assessing each of the factors described above, and adjusts the reserve accordingly. The lower estimate on Brovex sales is due to the fact that almost 100% are Medicaid, which typically have a lower return rate.

Medicaid Rebates. The liability for managed care rebates is calculated based on rebate redemption and utilization rates with respect to each contract. The liability for Medicaid rebates is calculated based on rebate redemption and utilization rates contractually submitted by each state.

Discounts. The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes.  The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated voucher programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these voucher programs based on  redemption information provided by a third party claims processing organization. The Company accounts for the costs of these special promotional programs as a reduction of gross revenue.  Any price adjustments that are not contractual but that are offered at the time of sale as sales stocking allowance are expensed when the sales order is recorded.  These sales stocking allowances are not accrued as they are offered on a non-recurring basis at the time of sale and are not contractual.  These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product.  Contracted discounts are accrued based on sales volumes.

Customer Rebates and Chargebacks. The Company’s estimates of price adjustments and chargebacks are based on its estimated mix of generic sales to various third-party payors, which are entitled either contractually or statutorily to discounts from the Company’s listed prices of its products. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or chargebacks than it has originally estimated.

Prompt Payment Discounts. The Company typically offers its wholesale customers a prompt payment discount of 2% as an incentive to remit payments within the first 30 days for brand products and within the first 60 days for generic products after the invoice date.

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

Selling Expenses

Pernix’s selling expenses consist of salaries, commission and incentive expenses for our sales force; all overhead costs of our sales force; and out-going freight, advertising and promotion costs. The most significant component of Pernix’s sales and marketing expenses is salaries, commissions and incentive expenses for our sales force. Sales commissions are based on when our customers sell Pernix products to retail customers not when we sell Pernix products to our wholesale customers. Therefore, there may be a lag between the time of Pernix’s sale to its customer and when the commission is ultimately earned on that sale.

With respect to our sales team expansion, four new sales representatives were added early in the third quarter and 21 new sales representatives were added at the end of  second quarter of 2010 to support additional products and territory expansion.

Royalty Expenses

Royalty expenses include the contractual amounts Pernix is required to pay the licensors from which it has acquired the rights to certain of its marketed products.  For a description of the agreements that currently require royalty fees, see Notes 13 and 14 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.  Royalty expense will vary based on changes in product sales and/or product mix.

 General and Administrative Expenses

General and administrative expenses primarily include salaries and benefits of management and administrative personnel; professional fees; consulting fees; management and administrative personnel overhead expenses; and insurance. Pernix general and administrative expenses have increased significantly from the nine months ended September 30, 2009 due to the public company costs including, but not limited to, accounting and legal professional fees, exchange listing fees, and printing and reporting fees.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and may, in the future, increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop.   For discussion of the certain research and development expenses see Note 2 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Other Income and Expenses

Depreciation Expense

Depreciation expense is recognized for Pernix’s property and equipment, which it depreciates over the estimated useful lives of the assets using the straight-line method.

Income Taxes

PTI elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of the Company’s stockholders. Accordingly, PTI was subject to certain “built-in” gains tax for the difference between the fair value and tax reporting bases of assets at the date of conversion to an S Corporation, if the assets were sold (and a gain was recognized) within ten years following the date of conversion. PTI’s exposure to built-in gains was limited. Effective January 1, 2010, Pernix terminated its S Corporation status.  In conjunction with the merger with GTA, PTI merged with and into a limited liability company subsidiary of GTA.  As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740- Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. The tax benefit for the nine months ended September 30, 2010 is not representative of the anticipated effective rate for the succeeding quarters or the year as it includes one-time benefits in the first quarter associated with the termination of the S election and the recognition of net operating loss carryforwards associated with the reverse merger with GTA.

Pernix terminated its S corporation status effective January 1, 2010.  Accordingly, we were required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit was $1,858,000.

In connection with the merger, a portion of the valuation allowance on operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit was $770,000.

Non-controlling interest

On June 21, 2010,  the Company purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  For additional information, see Notes 2 and 14 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

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

Pernix’s significant accounting policies are described in the notes to Pernix’s consolidated financial statements in Part I of this Form 10-Q. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” Pernix believes that its estimates relating to revenue recognition, allowances for returns, discounts, customer rebates and chargebacks, Medicaid rebates, stock based compensation, inventory and accrued expenses described below fit the definition of “critical accounting estimates.”

Revenue Recognition

Pernix recognizes revenue from its product sales when the goods are shipped and the customer takes ownership and assumes risk of loss (free-on-board destination), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Pernix sells its products primarily to pharmaceutical wholesalers, distributors and pharmacies, which have the right to return the products they purchase, as described below. Pernix recognizes product sales net of estimated allowances for discounts, customer rebates and chargebacks, product returns and Medicaid rebates.

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

Allowances for Returns, Discounts and Rebates

See discussion above under Financial Operations Overview.

Accrued Personnel and Other Expenses

As part of the process of preparing its consolidated financial statements, Pernix is required to estimate certain expenses. This process involves identifying services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its consolidated financial statements. Examples of estimated expenses for which Pernix accrues include professional and consulting fees, sales commissions, bonuses and other sales benefits that will be redeemed in the future.

Stock Based Compensation

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. The Company accounts for its stock based compensation pursuant to ASC 718, Accounting for Stock Options and Other Stock Based Compensation.  As discussed in Note 11 to the Notes to the Company’s consolidated financial statements, the Company uses the Black-Sholes-Merton model to calculate the value of the option.  Several inputs utilized in this calculation are subjective.  ASC 718 also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.

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

On September 8, 2010, 75,000 stock options were granted from the 2009 Stock Incentive Plan to the Vice President of Corporate Sales of Macoven pursuant to his employment agreement executed concurrent with the acquisition of Macoven.  The exercise price of $3.31 is based on the most recent closing price of our common stock on NYSE Amex as of the date of the grant.   These options vest ratably over three years and expire ten years from the date of the grant.

For a discussion of  equity awards related to the future performance of Macoven, see Note 11 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

During the nine months ended September 30, 2010, 40,000 options previously granted to non-employee former board members were exercised, all in the second quarter.  The exercise price of these options was $1.94.  Additionally, 60,000 options previously granted to non-employee former board members expired and 10,000 options previously granted to former employees were cancelled during the nine months ended September 30, 2010.

Inventory

Inventory consists of finished goods which include pharmaceutical products ready for commercial sale or distribution as samples. Inventory is stated at the actual cost per bottle determined under the specific identification method. Pernix’s estimate of the net realizable value of its inventories is subject to judgment and estimation. The actual net realizable value of its inventories could vary significantly from its estimates and could have a material effect on its financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory, or declines in the value of inventory is determined based on management’s assessments. The inventory reserve includes provisions for inventory that may become damaged in shipping or in distribution to the customer. As of September 30, 2010 and December 31, 2009, Pernix had approximately $4,185,000 and $1,082,000 in inventory, respectively, for which no reserve was deemed necessary.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Net Sales

Net sales were approximately $7,779,000 and $5,825,000 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately $1,954,000, or 33.5%. The increase in net sales during the three months ended September 30, 2010, consists of an increase in gross product sales of approximately $3,737,000, or 47.9%, and an increase in collaboration revenue of approximately $201,000, or 146.6%, partially offset by increases in (i) Medicaid rebates of approximately $704,000, (ii) discounts of approximately $862,000, (iii) rebates and chargebacks on generic products of approximately $229,000, and (iv) returns allowance of approximately $189,000.

For a discussion of  our collaboration arrangements, see Note 6 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

               Allowances for Returns, Discounts and Rebates

 Sales returns allowances were approximately $740,000, or 6.4% of gross sales, and $551,000, or 7.1%, of gross sales, for the three months ended September 30, 2010 and 2009, respectively.  The decrease in the sales returns allowances as a percentage of gross sales is based on a cumulative decrease in the return trend on gross sales and returns experience.  We expect future return trends to be impacted positively by the increase in the number of our products that are eligible for Medicaid as we believe Medicaid eligible products have less likelihood of return.

 Discounts were approximately $1,445,000, or 12.5%, of gross sales, and $583,000, or 7.5%, of gross sales, for the three months ended September 30, 2010 and 2009, respectively. These discounts include contracted customer discounts, sales stocking allowances and prompt pay discounts.  The increase in discounts as a percent of gross sales was primarily due to the timing of sales stocking allowances (discounts for the 2008-2009 winter season were given in 4Q08 instead of 1Q09, while the majority of the discounts for the winter season of 2009-2010 were given in 1Q10 instead of 4Q09), certain new wholesaler discount arrangements, and price increase allowances.

Medicaid rebates were approximately $1,678,000, or 14.5% of gross sales, and $974,000, or 12.6%, of gross sales, for the three months ended September 30, 2010 and 2009, respectively.  The liability for Medicaid rebates is calculated based on estimated utilization rates based on historical trends and current rebate redemption rates contractually submitted by each state.  This increase is primarily due to (i) an increase of 2% (from 11% to 13%) in the Federal Medicaid rebate, (ii) the increase in certain state supplemental Medicaid rebates from 19% to approximately 53% effective April 1, 2010,  and (iii) the fact that the Medicaid rebate for CEDAX was approximately 76%.  Early in the quarter, we implemented strategic steps to reduce our Medicaid rebates including implementation of pricing strategies, product formulation changes, commission structure changes, and retargeting our sales representatives which we believe will have a positive impact on reducing our Medicaid rebates over time.

Cost of Product Sales

Cost of sales was approximately $1,436,000 and $1,682,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of approximately $246,000, or 14.6%.  This decrease in cost of sales is primarily due to the decrease in the cost of product samples.  The cost of product samples included in cost of product sales was approximately $259,000 and $696,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of approximately $437,000, or  62.8%, which was primarily due to the fact that the Company decreased its sampling to physicians in 2010 as compared to 2009 and that the products that we are sampling are lower cost products than those  sampled in the 2009.   Collaboration expense, included in cost of sales, was approximately $124,000 in the three months ended September 30, 2010.  See Note 6 for further discussion regarding our collaboration arrangements.  Cost of product sales in the three months ended September 30, 2010 and 2009 consisted primarily of the expenses associated with manufacturing and distributing Pernix’s products. Cost of product sales, excluding samples and collaboration expense, increased approximately $67,000, or 6.8%, which is due to the increase in gross sales offset by reductions in the manufacturing costs of certain products as a result of changing manufacturers which lowered our average unit cost in the three months ended September 30, 2010.

Selling Expenses

Selling expenses were approximately $1,399,000 and $946,000 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately $453,000, or 47.9%.  Sales salaries, commissions and incentives represented approximately $920,000 or 65.8%, and $620,000, or 65.5%, of total selling expenses for the three months ended September 30, 2010 and 2009, respectively. The increase in sales salaries, commissions and incentives of approximately $300,000, or 48.4%, is primarily the result of the net addition of 23 new sales representatives as compared to the same period in 2009 which increased the sales salaries by approximately $468,000.  This increase was partially offset by a decrease in commissions of approximately $166,000 resulting from changes in our product mix and related commission policy. Other selling expenses, including out-going freight, packaging, advertising, promotional items, cell phone, operating and office supplies, vehicle expenses, travel and entertainment, and other miscellaneous overhead expenses of our sales force, were approximately $479,000 and $326,000 for the three months  ended September 30, 2010 and 2009, respectively. This increase of approximately $153,000, or 46.9%, was primarily due to increases in training expenses and sales data expenses.

Royalty Expenses

 Royalty expenses were approximately $205,000 and $350,000 for three months ended September 30, 2010 and 2009, respectively. Royalty expenses are related to obligations under license and co-promotional agreements. For a description of the agreements that currently require royalty fees, see Note 14 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

General and Administrative Expenses

General and administrative expenses were approximately $2,106,000 and $1,334,000 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately $772,000, or 57.9%.  Management and administrative compensation and benefits represented approximately $908,000, or 46.8%, and $331,000, or 24.8%, of the total general and administrative expenses (excluding stock compensation expense) for the three months ended September 30, 2010 and 2009, respectively. The increase of approximately $488,000, or 182.1%, was primarily due to the hiring of (i) a vice president of supply chain management in October 2009, (ii) a regional sales director in September 2009, (iii) a chief financial officer in March 2010, (iv) an accounting supervisor in March 2010,  (v) a director of government programs in June 2010, and (vi) acquiring three employees in the acquisition of Macoven on September 8, 2010,  along with approximately $333,000 in bonuses accrued in the three months ended September 30, 2010.  Stock compensation expense was approximately $165,000 and $0 for the three months ended September 30, 2010 and 2009, respectively.  Other general and administrative costs were approximately $1,033,000 and $1,023,000 for the three months ended September 30, 2010 and 2009, respectively, an increase of approximately $30,000, or 2.9%. This increase was primarily due to an increase in public company related costs such as external investor relations services, board fees, and annual meeting expenses.

Research and Development Expense

Research and development expenses were approximately $253,000 and $217,000 for the three months ended September 30, 2010 and 2009, respectively. Research and development expenses during these periods consist primarily of  the amortization of the $1.5 million development fee that we paid to Macoven in July 2009 which, prior to the acquisition of Macoven on September 8, 2010, was being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. For further discussion of research and development expenses see Note 6 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

Depreciation and Amortization Expense

Depreciation expense was approximately $15,000 and $5,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was approximately $285,000 and $52,000 for the three months ended September 30, 2010 and 2009.  The increase of approximately $233,000, or 448.1%, is due to the amortization under certain of our commercial agreements that we entered into, including our acquisitions of CEDAX in March  2010 and  Macoven in September 2010.   For further discussion, see Note 13 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

Other Income.

 Other income for the three months ended September 30, 2010 was approximately $277,000 which represents the forgiveness of an obligation related to a generic co-promotion agreement that was renegotiated on September 29, 2010.

See discussion of the gain of approximately $882,000 from a bargain purchase related to the acquisition of Macoven  in Note 4 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Interest Income-net.

 Interest income was approximately $15,000 and $8,000 for the three month periods ended September 30, 2010 and 2009, respectively.  Interest expense was approximately $6,000 and $2,000 the three months ended September 30, 2010 and 2009, respectively.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Net Sales

Net sales were approximately $21,010,000 and $19,574,000 for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately $1,436,000, or 7.3%.  The increase in net sales during the nine months ended September 30, 2010 consists of increases in (i) gross product sales of approximately $3,448,000, or 12.9%, (ii) collaboration revenue of approximately $1,186,000, (iii) other revenue of $21,000,  and (iv) a decrease in the returns allowance of approximately $552,000, partially offset by increases  in (i) Medicaid rebates of approximately $2,197,000, (ii) discounts of approximately $1,346,000, and (iii) rebates and chargebacks on generics of approximately $229,000.

For a discussion of  our collaboration arrangements, see Note 6  to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

Allowances for Returns, Discounts and Rebates

Sales returns allowances are based on the products’ expiration dates which are generally within eighteen months from the date the product was originally sold.  For the nine months ended September 30, 2010 and 2009, sales returns allowances were approximately $1,421,000, or 4.7%, of gross sales, and $1,974,000, or 7.4%, of gross sales, respectively.  The decrease in the sales returns allowances as a percentage of gross sales is based on a cumulative decrease in the return trend on gross sales and returns experience.

Discounts taken were approximately $3,696,000, or 12.2%, of gross sales, and $2,350,000, or 8.8%, of gross sales for the nine months ended September 30, 2010 and 2009, respectively.  Discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales.  Approximately $217,000 and $127,000 in accrued allowances for prompt pay discounts was netted against accounts receivable at September 30, 2010 and December 31, 2009.

Medicaid rebates were approximately $5,254,000, or 17.4%, of gross sales, and $3,056,000 or 11.4%, of gross sales, respectively, for the nine months ended September 30, 2010 and 2009.  The liability for Medicaid rebates is calculated based on estimated utilization rates based on historical trends and current rebate redemption rates contractually submitted by each state..  This increase is primarily due to (i) an increase of 2% (from 11% to 13%)  in the Federal Medicaid rebate, (ii) the increase in certain state supplemental rates from 19% to approximately 53% effective April 1, 2010,  and (iii) the fact that the Medicaid rebate rate for CEDAX was approximately 76%.   Early in the quarter, we implemented strategic steps to reduce our Medicaid rebates including implementation of pricing strategies, product formulation changes, commission structure changes, and retargeting our sales representatives which we believe will have a positive impact on reducing our Medicaid rebates.

Cost of Product Sales

Cost of sales was approximately $3,332,000 and $4,198,000 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of approximately $866,000, or 20.6%.  The cost of product samples included in cost of product sales was approximately $480,000 and $1,072,000 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of approximately $592,000, or 55.2%.  The decrease is primarily due to the fact that the Company decreased its sampling to physicians in 2010 as compared to 2009 and sampled lower cost products in 2010.   Collaboration expense, included in cost of sales, was approximately $124,000 in the nine months ended September 30, 2010.  See Note 6 for further discussion regarding our collaboration arrangements.  Cost of product sales in the nine months ended September 30, 2010 and 2009 consisted primarily of the expenses associated with manufacturing and distributing Pernix’s products. Cost of product sales,  excluding samples and collaboration expense, decreased approximately $397,000, or 12.7%, for the nine months ended September 30, 2010,  primarily due to the fact that we  sold lower cost products during this period and reduced the manufacturing costs of certain products as a result of changing manufacturers.

Selling Expenses

Selling expenses were approximately $4,004,000 and $3,660,000 for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately $344,000, or 9.4%.  Sales salaries, commissions and incentives represented approximately $2,558,000, or 63.9%, and $2,941,000, or 80.4%, of total selling expenses for the nine months ended September 30, 2010 and 2009, respectively. The decrease in sales salaries, commissions and incentives of approximately $383,000, or 13.0%, is primarily the result of the change in our product mix and our corresponding change in the commission policy offset by an increase in sales salaries of approximately $721,000 due to additions to our sales team. Other selling expenses, including out-going freight, packaging, advertising, promotional items, cell phone, operating and office supplies, vehicle expenses, travel and entertainment, and other miscellaneous overhead expenses of our sales force, were approximately $1,446,000 and $718,000 for the nine months  ended September 30, 2010 and 2009, respectively. This increase of approximately $728,000, or 101.4%, was primarily due to increases in sales data expenses, training expenses and program management fee expenses.

Royalty Expenses

Royalty expenses were approximately $205,000 and $839,000 for three months ended September 30, 2009.  Royalty expenses are related to obligations under license and co-promotional agreements. The decrease of approximately $634,000 is due to the decrease in the royalty fees payable under the arrangements with Kiel.  For a description of the agreements that currently require royalty fees, see Note 14 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

General and Administrative Expenses

General and administrative expenses were approximately $5,379,000 and $3,714,000 for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately $1,665,000, or 44.8%.  Management and administrative salaries and bonuses represented approximately $2,312,000, or 45.4%, and $1,076,000, or 35.5%, of the total general and administrative expenses (excluding stock compensation expense) for the nine months ended September 30, 2010 and 2009, respectively. The increase of approximately $1,236,000, or 114.9%, was primarily due to the hiring of (i) a vice president of supply chain management in October 2009, (ii) a regional sales director in September 2009, (iii) a chief financial officer in March 2010, (iv) an accounting supervisor in March 2010, along and (v) a director of government programs in June 2010, and (vi) acquiring three employees in the acquisition of Macoven on September 8, 2010, along with approximately $655,000 in bonuses accrued in the nine months ended September 30, 2010.  Stock compensation expense was approximately $291,000 and $681,000 for the nine months ended September 30, 2010 and 2009, respectively.  Other general and administrative costs were approximately $2,775,000 and $1,957,000 for the nine months ended September 30, 2010 and 2009, respectively, an increase of approximately $818,000, or 41.8%. This increase was primarily due to increases in professional fees including legal, accounting and technology support, and public company expense such as board fees, stock exchange fees and annual meeting expenses.  These expenses increased primarily as a result of becoming a public company effective with the merger with GTA (as discussed in Note 1 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein).

Research and Development Expense

Research and development expenses were approximately $840,000 and $371,000 for the nine months ended September 30, 2010 and 2009, respectively. Research and development expenses during these periods consist primarily of  the amortization of the $1.5 million development fee that we paid to Macoven in July 2009 which, prior to the acquisition of Macoven on September 8, 2010, was being amortized over the 18-month term of the agreement.  Other research and development costs are related to the testing of current products’ durability. For further discussion of research and development expenses see Note 6 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

Depreciation and Amortization Expense

Depreciation expense was approximately $43,000 and $17,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense was approximately $516,000 and $155,000 for the nine months ended September 30, 2010 and 2009.  The increase of approximately $361,000, or 233.9%, is due to the amortization under certain of our commercial agreements that we entered into, including our acquisitions of CEDAX in March  2010 and  Macoven in September 2010.   For further discussion, see Note 13 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained herein.

Other Income

  Other income of approximately $277,000 for the nine months ended September 30, 2010 represents the forgiveness of an obligation related to a generic co-promotion agreement that was renegotiated on September 29, 2010.

See discussion of the gain of approximately $882,000 from a bargain purchase related to the acquisition of Macoven  in Note 4 to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Interest Income-net

 Interest income was approximately $25,000 and $26,000 for the nine months ended September 30, 2010 and 2009, respectively.  Interest expense was approximately $8,000 and $9,000 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes and non-controlling interest was approximately $7,866,000 and $6,647,000 for the nine months ended September 30, 2010 and 2009, respectively. As an S-corporation for the year ended December 31, 2009, Pernix generally did not pay federal income taxes. Instead, Pernix’s income and losses were generally included in the taxable income of its stockholders, who reported the income and losses on their individual income tax returns and paid the appropriate tax individually. Effective January 1, 2010, Pernix revoked its S-corporation election, and began to pay income taxes at prevailing federal and state corporate income tax rates.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues. As of September 30, 2010, Pernix had approximately $8,165,000 in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in)
Operating activities	$2,068,000	$5,371,000
Investing activities	(4,144,000)	(551,000)
Financing activities	5,662,000	(6,158,000)
Net increase in cash and cash equivalents	$3,586,000	$(1,338,000)

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was approximately $2,068,000 and $5,371,000, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2010 primarily reflected Pernix’s net income of approximately $7,821,000, adjusted by non-cash expenses totaling $2,265,000, non-cash gain on bargain purchase of approximately $882,000, non-cash deferred income tax benefit of approximately $2,471,000, approximately $4,665,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization and depreciation of approximately $559,000, stock compensation expense of approximately $291,000, provision for returns of approximately $1,421,000, and  non-cash interest income of approximately $6,000.  The deferred income tax benefit of approximately $2,471,000 includes a one-time tax benefit of approximately $1,858,000 related to the Company’s change in tax status and a one-time tax benefit of approximately $770,000 related to the net operating losses acquired in the merger with GTA.  For 2009, Pernix was an S-corporation, therefore, operating results did not include income taxes.  Accounts receivable increased by approximately $2,225,000 from December 31, 2009 to September 30, 2010 primarily due to timing of net product sales and customer payments and receivables related to collaboration arrangements entered into during the nine months ended September 30, 2010.  Inventory increased by approximately $1,305,000 due to the stocking of product in preparation for the cold and cough season as well as the fact that CEDAX and generics are new product lines for 2010. Prepaid expenses and other assets decreased by approximately $972,000 due to the elimination of the development agreement with Macoven and the elimination of prepaid royalties with Gaine.  Accounts payable decreased by approximately $266,000 from December 31, 2009 to September 30, 2010 due to timing differences.   Accrued expenses decreased approximately $1,962,000 from December 31, 2009 to September 30, 2010 primarily due to an increase in the credits issued to customers for product returns.  The Company records a provision for product returns which is discussed above.

Net cash provided by operating activities for the nine months ended September 30, 2009 primarily reflected Pernix’s net income of approximately $6,708,000, adjusted by non-cash expenses totaling $2,827,000 and approximately $4,164,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization and depreciation of approximately $172,000, stock compensation expense of approximately $681,000 and provision for returns of approximately $1,974,000.

Net Cash Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was approximately $4,143,000 and $551,000, respectively.  The investing activities of approximately $4,143,000 for the nine months ended September 30, 2010 consisted of approximately (i) $1,996,000, net of cash acquired of approximately $189,000,  paid in the acquisition of Macoven,  (ii) the initial installment of the purchase price of CEDAX of $1,500,000, (iii) the initial installment, net of adjustments, in the Gaine acquisition of approximately $327,000, (iv)  the amount paid in the acquisition of the TCT patent of $250,000, and (v) purchases of office furniture and equipment of approximately $70,000.  See further discussion in Note 4–“Business Combinations”  to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.  The $551,000 used in the nine months ended September 30, 2009 included a $101,000 fee paid to Kiel Laboratories to amend an existing development agreement and $450,000 for the purchase of the BROVEX trademark.  See Note 13–“Intangible Assets” to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $5,662,000, which represents cash acquired in connection with the merger with GTA of approximately $5,966,000, proceeds from line of credit of approximately $2,185,000, proceeds from payment on notes receivable of approximately $66,000, proceeds from the issuance of stock through the exercise of stock options of approximately $78,000, less approximately $1,500,000 for the second installment payment on the acquisition of CEDAX, $300,000 for the first installment payment on the repurchase of stock from a related party, $211,000 in stock repurchases under our stock buyback program, approximately $121,000 in distributions to stockholders and $501,000 representing a transfer to restricted cash plus for the issuance of a letter of credit plus accrued interest.  See Note 1–“Organization and Merger” and for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q for a discussion of the merger with GTA.  For the nine months ended September 30, 2009, $6,108,000 was used in financing activities which represented distributions to stockholders and $51,000 was related to the deconsolidation of Macoven.

Funding Requirements

As of September 30, 2010, Pernix had a line of credit with approximately $7.8 million available, $5.0 million in working capital and $2.8 million specific to a deal.  The $2.8 million may be utilized to pay the third and last installment in the CEDAX acquisition of $3.1 million which is due in December 2010 or the $1,000,000 installment in the Gaine stock purchase which is due in January 2011. Pernix’s future capital requirements will depend on many factors, including:

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

To the extent that Pernix’s capital resources and line of credit are insufficient to meet its future capital requirements, Pernix will need to finance its cash needs through public or private equity offerings, additional debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

As of September 30, 2010, Pernix has approximately $8.1 millon of cash and cash equivalents on hand.  Pernix expects to fund the remaining installments totaling $3.1 million of the $6.1 million purchase price for substantially all of Shionogi’s assets and rights related to CEDAX with existing cash, cash equivalents and revenues either from the existing from product sales and to the extent available, the balance of the acquisition deal line of credit.  Additionally, based on its current operating plans, Pernix believes that its existing cash and cash equivalents and revenues from product sales and the line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses and capital expenditure requirements for the foreseeable future.

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

As of November 11, 2010, the Company repurchased 2,070,867 shares of its Common Stock for an aggregate purchase price of approximately $3,850,000.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to Pernix’s Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 contained in Part I, Item I of this Form 10-Q.

Seasonality

Historically, the months of September through March account for a greater portion of the Company’s sales than the other months of the fiscal year. This sales pattern is likely to continue if the Company sells primarily cough and cold products which are subject to seasonal fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative financial instruments. Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. We are exposed to interest rate risk as it relates to our line of credit. The line of credit bears a variable interest rate equal to LIBOR plus 2.5%.  If we borrowed the entire amount available under our line of credit of $10 million for every .25% increase in the LIBOR interest rate,  we would have an increase in annual interest expense of $25,000. We currently have $2,185,706 outstanding under our line of credit so an increase in the interest rate would not have a material impact on us.

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

As of September 30, 2010, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2010, our disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

Other than the risk factor below, there have been no material changes from the risk factors previously disclosed in our Current Report on Form 8-K filed March 15, 2010.

Our net income and cash flow will be negatively affected if equity awards are granted under an employment agreement with an officer of Macoven.

On September 8, 2010, Pernix acquired 100% of the outstanding membership interest of Macoven Pharmaceuticals, LLC, a company specializing in the commercialization, sale and marketing of authorized generic pharmaceutical products.  Concurrent with the closing of this acquisition, we entered into an employment agreement with John McMahon to induce him to remain with Macoven following the acquisition.  Among other things, the agreement provides the opportunity for Mr. McMahon to receive equity grants in the form of Pernix common stock based on Macoven’s performance over six fiscal quarters, beginning with the quarter ending December 31, 2010.  In each of these quarters, Mr. McMahon is eligible to earn one share of common stock of Pernix for every one dollar in excess of $100,000 in net income generated by Macoven in each such quarter up to an aggregate maximum of the lesser of 2,000,000 shares or shares with a fair market value equaling $9.5 million.  Twenty-five percent of any share award earned by Mr. McMahon will be restricted and will only vest at the end of the quarterly period ended March 31, 2012 upon the satisfaction of certain conditions described in the agreement.  The shares issuable to Mr. McMahon may be issued in a private offering under Section 4(2) of the Securities Act of 1933 or may be registered, as may be determined by the Company in its discretion.

 To the extent Mr. McMahon earns the maximum amount of shares that may be issued to him, the agreement calls for the Compensation Committee of Pernix’s Board of Directors to create a pool of shares, consisting of one share of Pernix common stock for every additional dollar of net income in excess of $100,000 generated by Macoven during the six quarterly periods for which no share is awarded to Mr. McMahon,  subject to an aggregate maximum of the lesser of 2,400,000 shares or shares with a fair market value equaling $10.5 million across all six quarterly periods.  The Compensation Committee is required to award these shares to employees based on their contributions to the success of Macoven.   These shares will be issued from Pernix’s 2009 Stock Incentive Plan (or such successor plan).

Any grant of an award to Mr. McMahon or to any other employee under this agreement will negatively affect our net income, as Pernix will be required to record the value of any award as an expense to earnings.  Further, any award to Mr. McMahon will negatively impact Pernix’s cash position as the agreement requires Pernix to withhold the number of shares in any such award representing Mr. McMahon’s tax liability, and remit cash representing the amount of such tax liability to the IRS on Mr. McMahon’s behalf.

By way of example only, if Macoven’s net income for the three months ended December 31, 2010 is $200,000 and the per share price of Pernix’s common stock as of such date equals $3.60, Mr. McMahon will be entitled to receive 100,000 shares of  Pernix’s common stock pursuant to the terms of his employment agreement, subject to the vesting and tax withholding conditions described above.  As a result, Pernix would record $270,000 (representing 75% of the value of the award) as an expense in the period the award is made, with the remaining $90,000 expense (representing the remaining 25% of the value of the award that remains restricted) amortized over the period from the time of grant to March 31, 2012.  Additionally, Pernix would remit the cash value of Mr. McMahon’s tax liability as a result of the grant of an equity award to the IRS. Applying our hypothetical award of 100,000 shares and assuming Mr. McMahon’s tax rate is 40% at December 31, 2010, Pernix would withhold 30,000 shares from the initial issuance of 75,000 shares and remit $108,000 to the IRS.  In the event the remaining 25% were to vest on March 31, 2012 (and assuming the same tax rate of 40%), the Company would withhold 10,000 shares from issuance of 25,000 shares and remit $36,000 to the IRS to offset Mr. McMahon’s tax liability. The numbers provided herein are for example purposes only and do not reflect anticipated or expected results of operations for Macoven for the three months ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly-announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2010 through July 31, 2010	6,200	$3.65	6,200	$4,946,921

August 1, 2010 through August 31, 2010	19,767	$3.35	19,767	$4,880,203

September 1, 2010 through September 30, 2010(2)	2,026,200	$1.82	2,026,200	$1,189,161

Total	2,052,167	$1.84	2,052,167

(1)
On May 12, 2010, the Company’s Board of Directors authorized the repurchase of up to $5,000,000 in shares of the Company’s common stock.  The repurchase plan does not have a termination date and may be eliminated by our Board at any time.  All shares of common stock were repurchased pursuant to open market transactions.

(2)	On September 8, 2010, the Company entered into an agreement with a related party to repurchase 2,000,000 shares of the Company’s common stock at a price of $1.80 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED AND REMOVED.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger By and Among Golf Trust of America, Inc., GTA Acquisition, LLC and Pernix Therapeutics, Inc. dated as of October 6, 2009 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2009, and incorporated herein by reference)

2.2
Asset Purchase Agreement dated January 8, 2010 by and between Sciele Pharma, Inc. as Seller and Pernix Therapeutics, Inc. as Buyer (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 30, 2010, and incorporated herein by reference)

2.3
Membership Interest Purchase Agreement, dated September 8, 2010 by and among Pernix Therapeutics Holdings, Inc. and Michael R. Venters, John McMahon, Robert Cline, Jr. and ZInterests, L.L.C. (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 14, 2010)

3.1	Articles of Incorporation, as currently in effect (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

3.2	Seventh Amended and Restated Bylaws, as currently in effect (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010, and incorporated herein by reference)

10.1
Employment and Non-Compete Agreement, dated September 8, 2010 by and among Macoven Pharmaceuticals, L.L.C., Pernix Therapeutics Holdings, Inc. and John McMahon (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2010).

10.2
Loan Agreement, dated September 8, 2010, by and among Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC and Regions Bank (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 14, 2010).

10.3
Stock Purchase Agreement by and between Pernix Therapeutics Holdings, Inc. and David Waguespack dated September 10, 2010 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 14, 2010).

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

PERNIX THERAPEUTICS HOLDINGS, INC.

Date:	November 12, 2010	By:	/s/ COOPER C. COLLINS
Cooper Collins Chief Executive Officer and President

Date:	November 12, 2010	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Chief Financial Officer and Secretary