Form 10-Q
period 2011-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2011-05-16
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

(Mark One)
☑ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2011

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: ________ to _________

PERNIX THERAPEUTICS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Maryland	001-14494	33-0724736
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification Number)

10003 Woodloch Forest Drive, The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

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

On May 12, 2011, there were 22,687,727 shares outstanding of the Registrant’s common stock.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2011

ii

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of the Registrant’s stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Reporton Form 10-K for the fiscal year ended December 31, 2010.

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

iii

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,953,657	$8,260,059
Restricted cash	501,906	501,906
Accounts receivable, net	11,316,084	14,758,240
Inventory, net	4,097,360	4,145,734
Prepaid expenses and other current assets	2,171,413	1,930,062
Deferred income tax assets – current	3,255,000	2,494,000
Total current assets	34,295,420	32,090,001
Property and equipment, net	1,267,176	1,213,850
Other assets:
Investment in joint venture	1,172,814	1,502,814
Intangible assets, net	10,490,573	10,961,900
Other long-term assets	264,967	264,967
Total assets	$47,490,950	$46,033,532
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$790,921	$2,248,342
Accrued expenses	1,964,875	2,167,525
Accrued allowances	13,029,191	10,488,674
Income taxes payable	2,056,574	2,149,052
Contracts payable	1,200,000	2,200,000
Total current liabilities	19,041,561	19,253,593
Long-term liabilities
Line of credit	6,000,000	5,000,000
Contracts payable	1,500,000	1,800,000
Deferred income taxes	858,000	1,075,000
Total liabilities	27,399,561	27,128,593

Commitments and contingencies

EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 24,758,594 and 24,698,594 issued, and 22,687,727 and 22,627,727 outstanding at March 31, 2011 and December 31, 2010, respectively	226,877	226,277
Treasury stock, at cost (2,070,867 shares held at March 31, 2011 and December 31, 2010)	(3,751,890)	(3,751,890)
Additional paid-in capital	9,145,410	8,934,735
Retained earnings	14,470,992	13,495,817
Total equity	20,091,389	18,904,939

Total liabilities and equity	$47,490,950	$46,033,532

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenues	$10,094,975	$8,866,448
Costs and expenses:
Cost of product sales	2,319,198	1,185,112
Selling, general and administrative expenses	4,856,582	3,090,537
Research and development expense	106,158	271,251
Loss from the operations of the joint venture (primarily R&D expenses)	330,000	—
Royalties expense, net	261,400	—
Depreciation and amortization expense	493,285	68,773
Total costs and expenses	8,366,623	4,615,673

Income from operations	1,728,352	4,250,775

Other income (expense):
Interest expense, net	(30,177)	2,948

Income before income taxes and non-controlling interest	1,698,175	4,253,723
Income tax provision (benefit)	723,000	(1,018,103)
Net income before non-controlling interest	975,175	5,271,826

Net income attributable to non-controlling interest	—	3,663
Net income attributable to controlling interest	$975,175	$5,268,163

Basic earnings per share	$.04	$0.24
Diluted earnings per share	$.04	$0.24
Weighted average number of shares—basic	22,652,394	21,834,971
Weighted average number of shares—diluted	23,141,524	21,867,257

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income before non-controlling interest	$975,175	$5,271,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,958	13,395
Amortization	471,327	55,378
Deferred income tax benefit	(978,000)	(2,557,000)
Stock compensation expense	211,275	13,084
Loss from the operations of the joint venture	330,000	—
Non-cash interest	—	(1,053)
Changes in operating assets and liabilities:
Accounts receivable	3,441,855	(1,732,400)
Inventory	48,374	692,075
Prepaid expenses and other assets	(297,717)	(21,840)
Other assets – long term	—	83,333
Accounts payable	(1,457,421)	(101,367)
Income taxes	(92,478)	1,598,753
Accrued expenses	2,337,867	435,125
Net cash provided by operating activities	5,012,215	3,749,309

Cash flows from investing activities:
Acquisition of CEDAX	—	(1,500,000)
Payments received on notes receivable	56,667	—
Purchase of equipment	(75,284)	(434)
Net cash used in investing activities	(18,617)	(1,500,434)

Cash flows from financing activities:
Proceeds from line of credit	1,000,000	—
Payment on contracts payable	(1,300,000)	—
Cash acquired in connection with the reverse merger, net of costs paid	—	5,965,529
Distributions to stockholders	—	(121,940)
Net cash provided by (used in) financing activities	(300,000)	5,843,589

Net increase in cash and cash equivalents	4,693,598	8,092,464
Cash and cash equivalents, beginning of period	8,260,059	4,578,476
Cash and cash equivalents, end of period	$12,953,657	$12,670,940

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,793,529	$—
Interest paid during the period	36,143	—

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2009	$209,000	$788,979	$—	$4,308,491	$69,738	$5,376,208

Distributions to stockholders	—	—	—	(121,461)	—	(121,461)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	—	—	—	7,110,497

Acquisition of Gaine non-controlling interest	—	(1,602,692)	—	—	(69,738)	(1,672,430)

Contributed capital in acquisition of Macoven	—	2,211,344	—	—	—	2,211,344

Stock repurchase program
Open market repurchases	(709)	(1,772)	(247,390)	—	—	(249,871)
Negotiated repurchase from related party	(20,000)	(75,500)	(3,504,500)	—	—	(3,600,000)

Proceeds from issuance of common stock	400	77,200	—	—	—	77,600

Stock-based compensation
Restricted stock	1,000	106,946	—	—	—	107,946
Stock options	—	356,319	—	—	—	356,319

Net income	—	—	—	9,308,787	—	9,308,787

Balance at December 31, 2010	226,277	8,934,735	(3,751,890)	13,495,817	—	18,904,939

Stock-based compensation
Restricted stock	600	45,040	—	—	—	45,640
Stock options	—	165,635	—	—	—	165,635

Net income	—	—	—	975,175	—	975,175

Balance at March 31, 2011	$226,877	$9,145,410	$(3,751,890)	$14,470,992	$—	$20,091,389

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

Note 1.	Organization

Pernix Therapeutics Holdings, Inc., together with its consolidated subsidiaries (“Pernix” or the “Company”), is a specialty pharmaceutical company focused on developing and commercializing branded and generic pharmaceutical products to meet unmet medical needs primarily in pediatrics.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, the term “Company” or “Pernix” refers to the consolidated company after the reverse  merger with Golf Trust of America, Inc. (“GTA”) on March 9, 2010 and the business of Pernix Therapeutics, Inc. (“PTI”) before the reverse merger.  The term GTA refers to such entity’s standalone businesses prior to the reverse merger.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals in the United States (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of (i) Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc. and GTA LP, Inc., (ii) Gaine, Inc. (“Gaine”), a patent and license holding company owned 50% by Pernix until June 24, 2010 when Pernix purchased the remaining 50% and (iii) Macoven Pharmaceuticals, LLC (“Macoven”),  a company that promotes generic equivalents of pharmaceutical products that Pernix reacquired on September 8, 2010.     Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Basis of accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.

 Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, contracted vendor discounts, returns on product sales, sales commissions, Medicaid rebates, customer rebates and chargebacks, amortization, depreciation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

 Equity method of Accounting

The Company’s investment in the joint venture with SEEK is accounted for at cost and adjusted for the Company’s share (46%) of the joint venture’s undistributed earnings or losses.

Revenue Recognition

The Company records revenue from product sales when the customer takes ownership and assumes risk of loss (free-on-board destination), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Royalty revenue is recognized upon shipment from the manufacturer to the purchaser.  Collaborative revenue is recognized in the period in which the product subject to the arrangement is sold.  At the time of sale, estimates for a variety of sales deductions, such as Medicaid rebates, customer contracted rebates, chargebacks and discount service fees, and product returns are recorded. Costs associated with sales revenues are recognized when the related revenues are recognized.   The following table sets forth a summary of Pernix’s net revenues for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, (in thousands)
	2011	2010
Gross Revenues
Upper respiratory, allergy and antibiotic products	$17,662	$11,604
Medical food products	212	135
Dermatology products	378	---
Collaboration and other revenue	1,166	524
Gross Revenues	19,418	12,263
Prompt pay discounts	(382)	(326)
Allowance for returns	(1,106)	(255)
Allowance for price adjustments (rebates, chargebacks and customer fees)	(2,793)	(1,508)
Government programs rebate expense	(5,042)	(1,307)
Net Revenues	$10,095	$8,867

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers who, in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies.  For the three months ended March 31, 2011, three customers were responsible for an aggregate of 84% of the gross product sales (before gross to net deductions), respectively.  For the three months ended March 31, 2010, these three customers were responsible for an aggregate of 88% of the gross product sales, respectively.

 These three customers  comprised approximately an aggregate 80% of total accounts receivable as of March 31, 2011 and an aggregate of 78% of total accounts receivable as of December 31, 2010, respectively.

 Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the expiration date of its product. The Company’s products have a 24 to 36 month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the product, as well as competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at 7% of sales of branded products based upon historical data compiled since 2004 and other facts and circumstances that may impact future expected returns.  The Company estimates returns at approximately 3% on sales of generics which may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews these reserves quarterly and adjusts them accordingly.

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

Prompt Payment Discount

                The Company typically requires its customers to remit payments within the first 30 days for branded products  (60 to 120 days for generics depending on the customer and the products purchased).  The Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines.  This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations.  Because the Company’s wholesale distributors typically take the prompt pay discount, we accrue 100% of the prompt pay discounts.  These discounts are based on the gross amount of each invoice at the time of our original sale to them.  Earned discounts are applied at the time of payment.  This allowance is recorded as a reduction of accounts receivable.

Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potential dilutive impact of restricted stock and common stock equivalents (i.e., stock options). Dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of stock options.

      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$975,175	$5,268,163
Denominator:
Weighted-average common shares, basic	22,652,394	21,834,971
Dilutive effect of stock options	489,130	32,286

Weighted-average common shares, diluted	23,141,524	21,867,257

Net income per share, basic and diluted	$0.04	$0.24

Total outstanding options are 1,089,000.  Options not included above are anti-dilutive as of March 31, 2011.  See Note 10 for information regarding the Company’s outstanding options.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28 to Topic 350 — “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011 with early adoption not permitted.  Adoption of this update did not have a material impact on our financial statements.

In 2010, the FASB issued an Accounting Standard Update ASU 2010-27, “Other Expenses (ASC Topic 720)—Fees Paid to the Federal Government by Pharmaceutical Manufacturers.” This guidance applies to the nondeductible annual fee that will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs as part of U.S. health care reform. This fee is allocated to companies based on their prior calendar year market share for branded prescription drug sales into these government programs. This guidance clarifies how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by U.S. Health Care Reform. This fee will be recorded as selling, general and administrative expense in our condensed consolidated results of operations and will be amortized on a straight-line basis for the year. This guidance was effective for us January 1, 2011.  We are currently awaiting information from the Internal Revenue Service regarding the calculation of this fee.  We do not currently expect that this fee will have a material impact on our results of operations for 2011.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In March 2010, the FASB issued ASU No 2010-12, “Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC Staff Announcements. In essence, the announcement provides that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update was effective immediately. The Company does not expect the health care bills to affect the Company’s tax positions.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3.	Business Combinations

Acquisition of Macoven

On September 8, 2010, Pernix purchased 100% of the outstanding membership interests of Macoven for an aggregate purchase price of $2,200,000.

Pernix acquired Macoven in order to expand its portfolio to offer generic products to its customers and to enter into collaborative arrangements with third parties to promote generic products.  Since July 2009, Macoven has held a non-exclusive license to develop, market and sell authorized generics of Pernix branded products.

Acquisition of CEDAX

For the purpose of adding an additional branded product line that would complement our cough and cold products, on March 24, 2010, the Company completed the acquisition of substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million paid in three installments as follows: (i) $1.5 million which was paid at closing, (ii) $1.5 million which was paid on the 60th day following the closing, or May 23, 2010 and (iii) $3.1 million, which was paid on the 270th day following the closing, or December 20, 2010.

Acquisition of Non-controlling Interest in Gaine

On May 29, 2008, Pernix acquired a 50% ownership interest in Gaine, a patent and licensing holding company.  Following this acquisition, Pernix considered Gaine a controlled entity and included Gaine’s financial statements with Pernix’s condensed consolidated financial statements.

On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  As a result of the transaction, Gaine became a wholly-owned subsidiary of Pernix.  In consideration for the sellers’ 50% ownership interest in Gaine, Pernix paid the sellers as follows: (i) an aggregate of $500,000 in cash, net of adjustments of approximately $173,000, at closing, (ii) an aggregate of $500,000 in cash, net of adjustments of approximately $179,000,  on October 31, 2010 and (iii) an aggregate of $1,000,000 in cash on January 31, 2011.  The first two installments were adjusted for outstanding royalties and obligations owed at the time of closing. The net purchase price for the remaining non-controlling interest was recorded as a reduction to additional paid-in capital.

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

Note 4.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
Trade accounts receivable	$9,316,537	$13,383,021
Less allowance for prompt pay discounts	(216,275)	(305,917)
Total trade receivables	9,100,262	13,077,104
Receivables from third parties – collaboration and royalty arrangements	1,936,290	1,575,447
Other receivables	279,532	105,689
Total account receivables	$11,316,084	$14,758,240

The Company typically requires our customers to remit payments within the first 30 days (for brand purchases) or 60 to 120 days (for generic purchases), depending on the customer and the products purchased.  The Company offers wholesale distributors a prompt payment discount as an incentive to remit payment within these deadlines. This discount is approximately 2%. Because the Company’s wholesale distributors typically take the prompt payment discount, the Company accrues 100% of the prompt payment discounts, based on the gross amount of each invoice, at the time of the sale, and the Company applies earned discounts at the time of payment. The Company adjusts the accrual periodically to reflect actual experience. Accounts receivable is stated net of estimated discounts. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of March 31, 2011 and December 31, 2010, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts has been recorded.

Note 5.         Investment in Joint Venture

On December 17, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with SEEK, a United Kingdom drug discovery group, to form a joint venture structured as a private company limited by shares incorporated in the United Kingdom (the “JV”).  The purpose of the JV is to develop and obtain regulatory approval in both Europe and the United States for BC 1036, an antitussive cough suppressant pharmaceutical product utilizing Theobromine as an active ingredient. Pernix contributed approximately $1.5 million to the JV, in consideration for 50% of the voting interest and approximately 46% of the total economic power in the JV.

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

As contemplated by the JV Agreement, the Company granted an exclusive license to all of its Theobromine intellectual property to a subsidiary of the JV.  Under its license arrangement, Pernix may fund the development costs to seek approval for a new drug application from the United States Food and Drug Administration (the “FDA”) for a suspension product utilizing Theobromine for pediatric use.  To the extent these costs are funded by Pernix and a new drug application is approved by the FDA, Pernix will receive an exclusive license to market and distribute the suspension product in the United States for pediatric use, subject to the payment of certain royalties on sales of such product to the licensor.

The JV intends to commence a single phase III trial of BC 1036 in the second half of 2011 in order to obtain regulatory approval in Europe.  This joint venture is also in ongoing discussions with the FDA to determine the clinical trial program and regulatory requirements for Theobromine in the United States.

On March 24, 2011, the Company announced the appointment of JP Morgan Cassenove as financial advisor in connection with an auction of the Theobromine assets of the joint venture.  The auction will be for  the global commercialization rights (excluding Korea) of Theobromine. We continue to explore all strategic alternatives available with respect to the Theobromine assets, and continue to fund the development of these product candidates through our joint venture with SEEK.  Our decision to sell or otherwise transfer the Theobromine assets in an auction will depend on the terms of any offers we may receive.  We make no guarantee that we will receive any offers in an auction of these assets, or that such offers will be made on terms acceptable to us.

Condensed Balance Sheet as of March 31, 2011 and December 31, 2010 (unaudited) (in thousands)	March 31, 2011	December 31, 2010
Cash	$648	$1,332
Intellectual property and other rights (including capitalized development costs)	1,719	1,676
Total assets	$2,367	$3,008

Current liabilities	74	---
Equity	2,293	3,008
Total liabilities and equity	$2,367	$3,008

Thebromine development costs were approximately $715,000 for the three months ended March 31, 2011 for which the Company is allocated 46%.   The Company recorded approximately $330,000 for the three months ended March 31, 2011 in the loss from the operations of our joint venture which represents primarily research and development costs.

Note 6.	Intangible Assets

Intangible assets consist of the following:

	Life	March 31, 2011	December 31, 2010
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Non-compete and supplier contract – Macoven	3 years	5,194,571	5,194,571
Non-compete – Ubiquinone	2 years	250,000	250,000
Trademark rights – BROVEX	Indefinite	238,758	238,758
Goodwill	Indefinite	1,406,591	1,406,591
		12,418,920	12,418,920

Accumulated amortization		(1,928,347)	(1,457,020)
		$10,490,573	$10,961,900

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2011 (April 1 – December 31, 2011)	$1,699,000
2012	1,706,000
2013	1,055,000
2014	1,055,000
2015	1,055,000
Thereafter	2,274,000
$8,844,000

Amortization expense is approximately $471,000 and $55,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 7.	Accrued Allowances

 Accrued allowances consist of the following:

	March 31, 2011	December 31, 2010
Accrued returns allowance	$4,590,000	$4,313,000
Accrued price adjustments	2,265,191	1,743,674
Accrued government program rebates	6,174,000	4,432,000
Total	$13,029,191	$10,488,674

Note 8.        Lines of Credit

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

The Loan Agreement contains customary restrictive covenants and events of default, including breaches of representations and warranties and breaches of covenants.   As of March 31, 2011, the Company was in compliance with all financial covenants.

In consideration for Regions entering into the Loan Agreement, the Company granted Regions a first priority security interest in substantially all of its assets except for all patents currently owned by Pernix as well as certain trademarks.  Regions is also entitled to a first priority security interest on any intellectual property assets acquired with proceeds from the GLOC.

The outstanding balances under the GLOC and the RLOC were $5,000,000 and $1,000,000, respectively, as of March 31, 2011 and $5,000,000 and $0, respectively as of December 31, 2010.

Note 9.	Collaboration Agreements

The Company enters into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities might include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product, as well as expense reimbursements or payments to the third party. Revenues related to products sold by the Company pursuant to these arrangements are included in product sales, while other sources of revenue (e.g., royalties and profit share payments) are included in collaboration, royalty and other revenue. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item.

Macoven Pharmaceuticals, LLC

On July 27, 2009, the Company and Macoven entered into an agreement whereby the Company granted Macoven a non-exclusive license to develop, market and sell generic products based on the Company’s branded products. The initial term of the agreement was 18 months, and was automatically renewable for successive 12- month terms unless terminated by either party. Pursuant to the terms of the agreement, the Company paid Macoven a one-time development fee of $1,500,000. Prior to the acquisition of Macoven on September 8, 2010, this fee was being amortized over the 18-month term of the agreement. As discussed in Note 3, effective September 8, 2010, Macoven became a wholly-owned subsidiary of Pernix.  Prior to the acquisition, the unamortized balance of the fee was included in current assets.  Subsequent to September 8, 2010, the revenue/expense and unamortized balance from the collaborative agreement is eliminated in consolidation.

Co-promotion agreements

The Company seeks to enter into co-promotion agreements to enhance its promotional efforts and sales of its products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products that are not aligned with its product focus or when Pernix lacks sufficient sales force representation in a particular geographic area. With the acquisition of Macoven, the Company assumed two additional co-promotion agreements, one of which expired at December 31, 2010.  The total revenue from co-promotion agreements is approximately $1,149,000 and $524,000 for the three months ended March 31, 2011 and 2010, respectively, and is recorded as collaboration revenue included in net revenues.  The total expense from co-promotion agreements for the three months ended March 31, 2011and 2010, was approximately $136,000 and $0, respectively.  Expense from co-promotion agreements is included in cost of goods sold.

Note 10.  Employee Compensation and Benefits

Stock Options

The Company’s 2009 Stock Incentive Plan was approved concurrent with its merger with GTA on March 9, 2010.  The maximum number of shares that may be offered under this plan is 3,683,787 (following the reverse stock split).  Incentives may be granted under the Plan to eligible participants in the forms of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units (“RSU”), (e) stock appreciation rights (“SARs”) and (f) other stock-based awards.

As of March 31, 2011, approximately 250,000 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA.  The remaining average contractual life of these options is approximately two years.

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

During the three months ended March 31, 2011, 80,000 options were issued to employees and non-employee board members from the Company’s 2009 Stock Incentive Plan at a weighted average exercise price of $9.02 per share based on the most recent closing price of our common stock on the NYSE Amex as of the date of the grant. These options vest ratably over three years and expire ten years from the date of the grant.

During the three months ended March 31, 2011, no options were exercised.  Additionally, 10,000 options previously granted to non-employee former board members expired and 7,000 options previously granted to former employees were cancelled during the three months ended March 31, 2011.

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Three Months Ended
March 31,
2011
Expected stock price volatility – range	77.1%
Estimated dividend yield	0.00%
Risk-free interest rate	2.36%
Expected life of option (in years)	6.00
Weighted-average fair value per share	$6.12

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

The following table shows the option activity during the three months ended March 31, 2011:

Option Shares	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,026,000	$3.81
Granted	80,000	9.02
Exercised	---	---
Cancelled	(7,000)	3.73
Expired	(10,000)	15.70
Outstanding at March 31, 2011	1,089,000	$4.09
Vested and exercisable, end of the period	283,332	$3.60

The following table shows the details by range of exercise price for the total options outstanding at March 31, 2011:

	Options Outstanding
		Remaining
		Contractual life	Options Exercisable
Range of Exercise Price	Shares	(years)	Shares	Price
$1.94 – 2.20	67,500	1.9	67,500	$2.12
$3.31	75,000	9.4	—	—
$3.64	20,000	1.9	20,000	3.64
$3.73	509,000	9.1	—	—
$3.80	25,000	1.9	25,000	3.80
$3.94	75,000	9.7	—	—
$3.98	100,000	8.9	33,332	3.98
$4.20	137,500	1.9	137,500	4.20
$7.90	40,000	9.8	—	—
$10.14	40,000	9.9	—	—

	1,089,000	7.6	283,332	$3.60

As of March 31, 2011, the aggregate intrinsic value of 283,332 options outstanding and exercisable was approximately $2,271,000.

As of March 31, 2011, there was approximately $1,748,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 2.36 years.

Restricted Stock

During the three months ended March 31, 2011, 60,000 restricted common shares were issued.  The shares will vest ratably over three years from the date they were issued.  As of March 31, 2011, 150,000 restricted common shares have been issued, 33,333 have vested and 116,667 are outstanding.  Approximately $729,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.57 years.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three months ended March 31,
	2011	2010
Employee	$145,000	$—
Non-employees/Directors	66,000	13,000

Total	$211,000	$13,000

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

Beginning with the quarter ending June 30, 2011 and continuing for the next nineteen quarterly periods thereafter, if Macoven generates $1 million in quarterly net income, this officer is entitled to a payment of $200,000 (the “Employee Quarterly Bonus”).  In addition, if the annual net income for a given calendar year exceeds $4 million, and this officer did not earn an Employee Quarterly Bonus for the second and/or third quarter of that year, then he will be entitled to an Employee Quarterly Bonus for the missed quarter(s) in addition to any Employee Quarterly Bonus earned based on net income for the fourth quarter of that calendar year.

In each quarter for which an Employee Quarterly Bonus is payable, the amended and restated agreement also provides for the establishment of a “Quarterly Bonus Pool.”  For each quarter beginning with the quarter ending June 30, 2011 and continuing for the next nineteen quarterly periods thereafter, if Macoven generates $1 million in quarterly net income, a “Quarterly Bonus Pool” of $200,000 is set aside.  In addition, if the annual net income for a given calendar year exceeds $4 million, and no Quarterly Bonus Pool was established for the second and/or third quarter, then a Quarterly Bonus Pool will be established for such quarter(s) in addition to any Quarterly Bonus Pool established based on net income for the fourth quarter of that calendar year.  The compensation committee of the Company’s board of directors must approve the list of participants and allocate the entirety of the Quarterly Bonus Pool among those participants.

The committee, in its discretion, may elect to pay any Employee Quarterly Bonus or Quarterly Bonus Pool payment in cash, shares of common stock, or a combination of the two.  Any shares of common stock so issued must be issued from, and subject to the general terms and conditions of, the Company’s equity incentive plans.

Note 11. Income Taxes

 Effective January 1, 2010, Pernix filed an election to terminate its S Corporation status.  Accordingly, it was required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit for the three months ended March 31, 2010 was approximately $1,839,000.  In addition, as a result of the merger a deferred tax asset of approximately $779,000 was recorded for the future expected benefit of GTA’s net operating loss carryovers.

The income tax provision consisted of the income tax expense (benefit) for the three months ended March  31, 2011 and 2010, as presented in the table below.  The tax expense for the three months ended March 31, 2010 is shown net of a one-time benefit associated with the recognition of deferred tax assets arising upon termination of the S election.

The components of the provision for income taxes are as follows for the three months ending March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$1,458,000	$1,297,688
State	243,000	241,209
	1,701,000	1,538,897
Deferred Provision:
Federal	(833,000)	(2,275,000)
State	(145,000)	(282,000)
	(978,000)	(2,557,000)
	$723,000	$(1,018,013)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The sources of the temporary differences and their effect on deferred taxes are as follows:

	March 31, 2011	December 31, 2010
Deferred tax assets:
Accounts receivable	$84,000	$118,000
Accruals	3,049,000	2,268,000
Restricted stock	59,000	42,000
Investment in subsidiary	127,000	---
NOL carryovers	610,000	649,000
Gross deferred tax assets	$3,929,000	$3,077,000

Deferred tax liabilities:
Differences in carrying value of property and equipment	$(37,000)	$(33,000)
Other	(93,000)	(90,000)
Intangibles	(1,402,000)	(1,535,000)

Gross deferred tax liability	(1,532,000)	(1,658,000)
Net deferred tax asset	$2,397,000	$1,419,000

Included in condensed consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities–current	$3,255,000	$2,494,000
Deferred income tax assets/deferred income tax liabilities–long-term	(858,000)	(1,075,000)

Net deferred tax asset	$2,397,000	$1,419,000

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

The effective income tax rate from continuing operations is different from the federal statutory rate for the three months ended March 31, 2011 and 2010 for the following reasons:

	Three Months Ended March 31,
	2011	2010
Expected taxes at statutory rates	35.0%	34.0%
State taxes	3.8%	3.8%
Establishment of deferred tax asset due to tax status change	—	(44.5%)
Incentive stock options	3.4%	—
Nondeductible expenses, including merger related expenses	0.4%	0.6%
Non-taxable gain upon merger		—
Change in valuation allowance	—	(18.5%)
Other	(0.1%)	0.2%
	42.6%	(24.4%)

Note.  12.  Commitments and Contingencies

Letter of Credit

During the three months ended June 30, 2010, the Company was required to provide a letter of credit to one of its manufacturers as security for its performance of payment in the amount of $500,000.  At March 31, 2011, the Company has $501,906 in a certificate of deposit to secure this letter of credit.  The letter of credit expires on April 30, 2012.

Other Commitments

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  The total royalty revenue recognized for the three months ended March 31, 2011 and 2010 is approximately $247,000 and  $0, respectively. The total royalty expense recognized for the three months ended March 31, 2011 and 2010 is approximately $508,000 and $0, respectively.  On March 18, 2011, the Company made a final payment related to future royalties related to the termination of one of its royalty agreements. The Company has one remaining agreement relating to certain of its generics pursuant to which it pays royalties.

Other Contingencies

The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions; injuries to employees; and natural disasters for which the Company maintains a general liability insurance with limits and deductibles that management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

The Company is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of Pernix’s financial condition and results of operations together with financial statements and accompanying notes included in this Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Pernix’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including, but not limited to, those set forth in “Item 1A – Risk Factors” of Part II of this Quarterly Report on Form 10-Q, as well as those set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed on March 30, 2011.

Overview

Pernix Therapeutics Holdings, Inc., or Pernix, is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic pharmaceutical products primarily for the pediatric market.  Our pediatric products, designed to improve the health and well-being of children, are focused in the specific areas of (i) allergy, (ii) upper respiratory, including nasal and chest congestion and cough, (iii) antibiotics and (iv) dermatology, including poison ivy and contact dermatitis.

Our business strategy is as follows:

●	Promote products through our sales and marketing organization of approximately 55 sales representatives, primarily in highly populated states, targeting pediatric and high-prescribing physicians.

●	Develop and launch generic and authorized generic products through Macoven, our wholly-owned subsidiary.

●	Launch new line extensions and new formulations of our currently marketed products.

●	Maximize the value of our Theobromine assets through our joint venture with SEEK.

●	Continue to diversify and expand our product portfolio through acquisitions, co-promotions and in-licensing agreements.

●	Leverage our business model by expanding into additional therapeutic areas.

●	Adapt quickly to a rapidly changing pharmaceutical environment, and operate as a quick, nimble, and agile company.

As of March 31, 2011, our product portfolio included five promoted branded product families: ALDEX, BROVEX, CEDAX, PEDIATEX, and ZEMA-PAK. We also develop and launch generic products through Macoven, our generic subsidiary. In addition, we have acquired co-promotion rights to NATROBATM (spinosad) Topical Suspension, 0.9% (“Natroba”), which received FDA approval for the treatment of head lice in January 2011.   The expected FDA approval of the commercial manufacturing facility is still pending.  However, the manufacturing facility approved by the FDA to manufacture the clinical batches has been contracted to produce product prior to the commencement of the 2011 school year   This arrangement was made in the event that the commercial facility was not approved to manufacture product in the first half of 2011.

  In December 2010, we entered into a joint venture for the development of Theobromine, a first-in-class treatment for cough suppression. Pivotal phase III trials for Theobromine (BC1036) are scheduled to begin in the European market in the second half of 2011, and a regulatory filing is expected in 2012. We are in ongoing discussions with the FDA to determine the clinical trial program and regulatory requirements in the U.S. On March 24, 2011, we announced the appointment of JP Morgan Cassenove as financial advisor in connection with an auction of the Theobromine assets of the joint venture.  The auction will be for the global commercialization rights (excluding Korea) of Theobromine. We continue to explore all strategic alternatives available with respect to the Theobromine assets, and continue to fund the development of these product candidates through our joint venture with SEEK.  Our decision to sell or otherwise transfer the Theobromine assets in an auction will depend on the terms of any offers we may receive.  We make no guarantee that we will receive any offers in an auction of these assets, or that such offers will be made on terms acceptable to us.

Certain products in our portfolio are marketed without a United States Food and Drug Administration (“FDA”) approved marketing application because we consider them to be identical, related or similar to products that have existed in the market without an FDA-approved marketing application, and which were thought not to require pre-market approval, or which were approved only on the basis of safety, at the time they entered the marketplace, subject to FDA enforcement policies established with the FDA’s Drug Efficacy Study Implementation, or DESI, program. On March 2, 2011, the FDA announced the removal of certain unapproved prescription cough, cold and allergy products from the U.S. market.  We have converted the ALDEX and BROVEX product families to OTC monograph from DESI drugs over the past two cold seasons, and believe we have and can continue to appropriately market these lines as OTC monograph products.  Except as provided herein, our authorized generic products added through the acquisition of Macoven that are named in the FDA announcement but are not currently marketed as OTC monograph are in the process of being converted, and we do not expect any suspension, delay or interruption in our sales of these products.  We do not intend to convert three of our generic DESI cough and cold products to OTC monograph, as these products were already planned to be phased out.  We do not expect the FDA announcement, or the phase out of these generic products, to have a material adverse impact on our results of operations or financial condition.

In addition to our own product portfolio, we have entered into co-promotion agreements with various parties regarding the marketing of certain products in return for commissions or percentages of revenue on the sales generated. During the three months ended March 31, 2011, we had four co-promotion agreements, three of which are for products marketed by others on our behalf and one of these agreements is for products marketed by us on behalf of others.

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

 As of May 12, 2011, our sales force consists of approximately 55 full-time sales representatives who promote our products primarily in highly populated states targeting high prescribing physicians that treat pediatric patients. Since January 1, 2010, we have added a total of 29 new sales representatives.

For the three months ended March 31, 2011 and 2010, our net sales were approximately $10,095,000 and $8,866,000, respectively, and our net income before income taxes and non-controlling interest was approximately $1,698,000 and $4,254,000, respectively.

Our net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was approximately $5,012,000 and $3,749,000, respectively.

Financial Operations Overview

The discussion in this section describes our income statement categories.  For a discussion of our results of operations, see “Results of Operations” below.

Net Revenues

Pernix’s net  revenues consist of net product sales and collaboration revenue from co-promotion and other revenue sharing agreements. Pernix recognizes product sales net of estimated allowances for product returns, sales discounts, customer chargebacks and rebates, government program rebates, and prompt pay discounts.  The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental Medicaid and Medicare rebates, contracted chargeback and rebate rates, and the discounts that Pernix recognizes. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for commissions or percentages of revenue on the sales we generate or on the sales they generate.  The total revenue from co-promotion agreements was approximately $1,149,000 and $524,000 for the three months ended March 31, 2011 and 2010, respectively.  Other product related revenue was approximately $17,000 for the three months ended March 31, 2011.

The following table sets forth a summary of Pernix’s net  revenues for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Gross Revenues	(in thousands)
Upper respiratory, allergy and antibiotic products	$17,662	$11,607
Medical food products	212	132
Dermatology products	378	—
Collaboration and other revenue	1,166	524
Gross Revenues	19,418	12,263
Prompt pay discounts	(382)	(326)
Allowance for returns	(1,106)	(255)
Allowance for price adjustments (customer fees, rebates, chargebacks and point of sale discounts)	(2,793)	(1,509)
Allowance for Medicaid rebates	(5,042)	(1,307)
Net Revenues	$10,095	$8,866

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments,  and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of March 31, 2011.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of March 31, 2011 and December 31, 2010 were approximately $216,000 and $140,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
		(in thousands)
Balance at December 31, 2009	$3,975	$2,301	$647
Allowance assumed in acquisition of Macoven	245	55	325
Reclass accrual for prompt pay discounts	—	—	(127)
Current provision:
Adjustments to provision for prior year sales	(682)	—	—
Provision – current year sales	2,882	9,288	6,517
Payments and credits	(2,107)	(7,212)	(5,618)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Adjustments to provision for prior year sales	—	1,137	191
Provision – current year sales	1,106	3,906	2,790
Payments and credits	(829)	(3,301)	(2,460)
Balance at March 31, 2011	$4,590	$6,174	$2,265

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return the majority of our products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of our products. Most of our products have a 24 to 36 month expiration period from the date of manufacture.  We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining time to expiration of the product, and the forecast of future sales of the product, as well as competitive issues such as new product entrants and other known changes in sales trends. We estimate returns of approximately  7% of sales of branded products and approximately 3% for generic products based upon historical data and other facts and circumstances that may impact future expected returns to derive the average return percentages of our products.  We review the reserve quarterly and adjust it accordingly.  If estimates regarding product demand are inaccurate, if changes in the competitive environment effect demand for certain products, or if other unforeseen circumstances effect a product’s salebility, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the three months ended March 31, 2011 would have affected pre-tax earnings by approximately $306,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold.   The increase in rebates as a percentage of gross product sales is primarily due to new legislation, specifically Health Care Reform, the fact that we have more products covered by Medicaid (including generics) and the increase in the number of states where we sell products covered by Medicaid.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the three months ended March 31, 2011, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $97,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $59,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, and chargebacks  are based on our estimated mix of sales to various third-party payors, who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments and/or chargebacks than originally estimated.  For example, for the three months ended March 31, 2011, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $61,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers.  Any price adjustments that are not contractual but that are offered at the time of sale as sales stocking allowance are recorded as a reduction of revenue when the sales order is recorded.  These sales stocking allowances are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product.  Approximately 16% of the provision relates to point-of-sale discounts to the wholesaler.

Prompt Payment Discounts. We typically require our customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased).  We offer wholesale distributors a prompt payment discount if they make payments within these deadlines.  This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations.  Because our wholesale distributors typically take the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale to them, and we apply earned discounts at the time of payment.  This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience.  Historically, these adjustments have not been material.  We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and commissions as well as public company costs, professional and consulting fees, sales data costs, insurance, and company overhead.

Royalty Expenses, net

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  On March 18, 2011, the Company made a final payment related to future royalties related to the termination of one of its royalty agreements. The Company has one remaining agreement relating to certain of its generics pursuant to which it pays royalties.

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

Loss from the Operations of the Joint Venture

See Note 5 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful lives of the assets using the straight-line method.

Income Taxes.  Pernix elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of our stockholders.  Effective January 1, 2010, Pernix terminated its S Corporation status.   As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. Accordingly, we were required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit for the three months ended March 31, 2010 was $1,839,000.  Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not.

In connection with the reverse merger of Pernix and GTA on March 9, 2010, a portion of the valuation allowance on operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit for the three months ended March 31, 2010 was $779,000.

Non-controlling interest.  On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel.  For additional information, see Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and  2010 contained  in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2010 and Note 2 to our condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Net Revenues.   Net  revenues were approximately $10,095,000 and $8,866,000 for the three months ended March 31, 2011 and  2010, respectively, an increase of approximately $1,229,000, or 13.9%. The increase in net revenues during the three months ended March 31, 2011 consists of an increase in gross product sales of approximately $6,512,000 and an increase in collaboration and other revenue of approximately $642,000, offset by an increase in government program rebates (Medicaid and Medicare) of approximately $3,735,000 (including a current provision on prior year sales of approximately $1,137,000) and an aggregate increase in other deductions from net sales (returns, chargebacks, rebates and discounts) of approximately $2,190,000.  Government program rebates increased due to an increase in supplemental rebates related to our CEDAX (which was acquired on March 24, 2010) and BROVEX lines, the coverage on additional products and coverage in additional states.

Cost of Sales.  Cost of sales was approximately $2,319,000 and $1,185,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $1,134,000, or 95.7%.  The increase in cost of sales is primarily the result of an increase in our manufacturing costs of approximately $914,000.  This increase is in manufacturing cost is primarily a result of an increase in the volume of products manufactured as well as the addition of CEDAX to our product portfolio, which has a higher manufacturing cost as compared to our other product lines. The cost of product samples included in cost of product sales was approximately $363,000 and $279,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $84,000, or  30.2%.  Collaboration expense included in cost of sales was approximately $136,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative expenses .  Selling, general and administrative expenses were approximately $4,857,000 and $3,090,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $1,766,000, or 57.1%.  Salaries, bonuses, commissions, incentives and stock compensation expense represented approximately $3,019,000, or 62.2%, and $1,930,000, or 62.4%, of total selling, general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.  The increase in salaries, benefits, commissions, incentives and stock compensation expense is due to the expansion of our management and sales team as an investment in the growth of the Company.  Additionally, the base salary of each sales representative was increased effective February 1, 2011 for competitive reasons.   Other selling, general and administrative expenses were approximately $1,837,000 and $1,161,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $677,000, or 58.3%.   This increase was primarily due to an increase in professional fees (legal, accounting and investor relations), insurance, board fees and other public company costs, license and governmental, leases and rent and other overheard related to the increase in our management team such as travel, telephone, and vehicle expense.

Royalty Expenses, net.  Royalty expenses were approximately $508,000 during the three months ended March 31, 2011 which represents fees incurred under two agreements, one of which requires no further royalty payments .  Approximately $225,000 of these royalty expenses represent a final payment under that respective royalty agreement.  Royalty expenses are related to obligations under license and co-promotional agreements into which Pernix has entered.  We recognized royalty revenue of approximately $247,000 during the three months ended March 31, 2011 related to the TCT technology.

Research and Development Expense.  Research and development expenses were approximately $106,000 and $271,000 for the three months ended March 31, 2011 and 2010, respectively. The research and development costs in the three months ended March 31, 2011 are related to the testing of current products’ stability and packaging.  The research and development expenses in the three months ended March 31, 2010 were primarily due to the amortization of the $1.5 million development fee that we paid to Macoven in July 2009.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $330,000 for the three months ended March 31, 2011 which represents primarily research and development costs related to the development of Theobromine.

Other Expenses

Depreciation and Amortization Expense. Depreciation expenses were approximately $22,000 and $13,000 for the three months ended March 31, 2011 and 2010, respectively. The increase of approximately $9,000, or  69.2%, is due to furniture and IT purchases in 2010 and the three months ended March 31, 2011.

Amortization expense was approximately $471,000 and $55,000 for the three months ended March 31, 2011 and 2010.  The increase of approximately $416,000 is due to the amortization under certain of our commercial agreements that we entered into, including the agreements evidencing our acquisitions of CEDAX in March 2010 and Macoven in September 2010.  For further discussion, see Note 3 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net.  Interest income was approximately $6,000 and $4,000 for the three months ended March  31, 2011 and 2010, respectively.  Interest expense was approximately $36,000 for the three months ended March 31, 2011 related to our line of credit and insurance financing arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes and non-controlling interest was approximately $1,698,000 and $4,254,000 for the three months ended March 31, 2011 and 2010, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues. As of March 31, 2011, Pernix had approximately $12,954,000 in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, (rounded)
	2011	2010
Cash provided by (used in)
Operating activities	$5,012,000	$3,749,000
Investing activities	(18,000)	(1,500,000)
Financing activities	(300,000)	5,843,000
Net increase in cash and cash equivalents	$4,694,000	$8,092,000

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was approximately $5,012,000 and $3,749,000, respectively.  Net cash provided by operating activities for the three months ended March 31, 2011 primarily reflected Pernix’s net income of approximately $975,000, adjusted by non-cash expenses totaling approximately $1,035,000, and approximately $3,980,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities, partially offset by a non-cash deferred income  tax benefit of approximately $978,000.   Non-cash items included amortization of approximately $471,000,  depreciation of approximately $22,000, $211,000 in stock compensation expense, and approximately $330,000 representing the net operating loss of our joint venture with SEEK.  Net cash provided by operating activities for the three months ended March 31, 2010 primarily reflected Pernix’s net income of approximately $5,272,000, adjusted by net non-cash expenses totaling $81,000 offset by a non-cash deferred income tax benefit of $2,557,000 and changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization of approximately $55,000, depreciation of approximately $13,000, and stock compensation expense of approximately $13,000, offset by non-cash interest income of $1,000.

Accounts receivable at March 31, 2011 decreased approximately $3,442,000 from December 31, 2010 primarily attributed to the seasonal decrease in sales when comparing December and March.  Inventories decreased approximately $48,000 from December 31, 2010.  Prepaid expenses and other assets increased by approximately $297,000 primarily due to a contract related to product development in addition to our prepaid coupon program related to CEDAX.

Accrued expenses increased approximately $2,338,000 from December 31, 2010, primarily due to an increase in accrued allowances.  Accounts payable decreased approximately $1,457,000 due to certain Medicaid rebate invoices and inventory orders that were accrued in accounts payable at December 31, 2010 and paid  in January 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 and 2010  was approximately $18,000 and $1,500,000, respectively.  The $18,000 used in the three months ended March 31, 2011 primarily represents approximately $75,000 in furniture and computer purchases for the new office location in The Woodlands, Texas, offset by and approximately $57,000 in payments received on notes receivable.   The $1,500,000 used in the three months ended March 31, 2010 represents the first installment of the CEDAX  purchase price.  See Note 3–“Business Combination”  to Pernix’s  Condensed Consolidated Financial Statements contained in Part I, Item I of this Quarterly Report on Form 10-Q.

 Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was approximately $300,000 which represents $1,000,000 in proceeds from our revolving line of credit, offset by $300,000 in installment payments on the repurchase of stock from a related party and $1,000,000 for the last scheduled installment on the acquisition of Gaine. The net cash provided by financing activities for the three months ended March 31, 2010 was approximately $5,844,000 which represents cash acquired in connection with the merger with GTA of approximately $5,966,000, less distributions to stockholders of approximately $122,000.

Funding Requirements

As of March 31, 2011, Pernix had a revolving credit line with approximately $4.0 million available for working capital. Pernix’s future capital requirements will depend on many factors, including:

●	the level of product sales of its currently marketed products and any additional products that Pernix may market in the future;

●	the scope, progress, results and costs of development activities for Pernix’s current product candidates;

●	the costs, timing and outcome of regulatory review of Pernix’s product candidates, including the development of Theobromine product candidates through Pernix’s joint venture with SEEK;

●	the number of, and development requirements for, additional product candidates that Pernix pursues;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of Pernix’s product candidates and products;

●	the extent to which Pernix acquires or invests in products, businesses and technologies;

●	the extent to which Pernix chooses to establish collaboration, co-promotion, distribution or other similar arrangements for its marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to Pernix.

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

In connection with a certain manufacturing vendor, the Company was required to provide a letter of credit agreement as security for its performance of payment in the amount of $500,000.  The letter of credit was recently renewed and currently expires on April 30, 2012.

As of May 12, 2011,  Pernix has approximately $15 million in cash on hand.  Based on its current operating plans, Pernix believes that its existing cash and revenues from product sales and the available line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses and general capital expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to Pernix’s Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 contained in Part I, Item I of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of March 31, 2011, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2011, our disclosure controls and procedures are effective.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed March 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K file on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K file on March 15, 2010 and incorporated herein by reference).

10.1
Amended and Restated Employment Agreement dated March 14, 2011 by and between Pernix Theapeutics Holdings, Inc. Macoven Pharmaceuticals, LLC and John McMahon (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K on March 30, 2011 and incorporated herein by reference).

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

PERNIX THERAPEUTICS HOLDINGS, INC.

Date:	May 16, 2011	By:	/s/ COOPER COLLINS
Cooper Collins Chief Executive Officer and President

Date:	May 16, 2011	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer and Secretary