Form 10-Q
period 2011-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2011-08-15
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: _______ to _____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐ .

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

On August 12, 2011, there were 25,708,397 shares outstanding of the Registrant’s common stock.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2011

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Registrant desires to take advantage of these “safe harbor” provisions with regard to the forward-looking statements in this Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements reflect our current views with respect to future events and financial performance. Specifically, forward-looking statements may include:

●	projections of revenues, expenses, income, income per share and other performance measures;

●	statements regarding expansion of operations, including entrance into new markets and development of products; and

●	statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of the Registrant’s stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

PART I.   FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,635,332	$8,260,059
Restricted cash	—	501,906
Accounts receivable, net	11,082,255	14,758,240
Inventory, net	3,785,547	4,145,734
Prepaid expenses and other current assets	1,826,218	1,930,062
Deferred income taxes	3,720,000	2,494,000
Total current assets	37,049,352	32,090,001
Property and equipment, net	1,284,389	1,213,850
Other assets:
Investment in joint venture	911,563	1,502,814
Intangible assets, net	9,917,272	10,961,900
Other long-term assets	264,967	264,967
Total assets	$49,427,543	$46,033,532
LIABILITIES
Current liabilities:
Accounts payable	$1,779,517	$2,248,342
Accrued expenses	2,341,144	2,167,525
Accrued allowances	12,974,979	10,488,674
Income taxes payable	1,422,407	2,149,052
Contract payable	1,200,000	2,200,000
Total current liabilities	19,718,047	19,253,593
Long-term liabilities
Line of credit	6,000,000	5,000,000
Contracts payable	1,200,000	1,800,000
Deferred income taxes	653,000	1,075,000
Total liabilities	27,571,047	27,128,593

Commitments and contingencies

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 90,000,000 shares authorized, 24,776,597 and 24,698,594 issued, and 22,705,730 and 22,627,727 outstanding at June 30, 2011 and December 31, 2010, respectively	227,057	226,277
Treasury stock, at cost (2,070,867 shares held at June 30, 2011 and December 31, 2010)	(3,751,890)	(3,751,890)
Additional paid-in capital	9,408,586	8,934,735
Retained earnings	15,972,743	13,495,817
Total equity	21,856,496	18,904,939

Total liabilities and stockholders’ equity	$49,427,543	$46,033,532

 See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$12,044,772	$4,328,302	$22,139,748	$13,194,750
Costs and expenses:
Cost of product sales	3,565,339	674,687	5,884,537	1,859,799
Selling, general and administrative expenses	4,657,011	2,787,581	9,513,595	5,878,118
Research and development expense	464,506	315,998	570,664	587,249
Loss from the operations of the joint venture with SEEK	261,251	—	591,251	—
Royalties expense, net	83,412	—	344,812	—
Depreciation and amortization expense	594,014	190,196	1,087,299	258,969
Total costs and expenses	9,625,533	3,968,462	17,992,158	8,584,135

Income from operations	2,419,239	359,840	4,147,590	4,610,615

Other income (expense):
Other income	—	375	—	375
Interest expense, net	(62,487)	4,696	(92,664)	7,644
Total other income, net	(62,487)	5,071	(92,664)	8,019
Income before income taxes and non-controlling interest	2,356,752	364,911	4,054,926	4,618,634
Income tax provision (benefit)	855,000	201,730	1,578,000	(816,373)
Net income before non-controlling interest	1,501,752	163,181	2,476,926	5,435,007
Net income (loss) attributable to non-controlling interest	—	(3,663)	—	—
Net income attributable to controlling interest	$1,501,752	$166,844	$2,476,926	$5,435,007
Net income per share, basic	$.07	$0.01	$.11	$0.23
Net income per share, diluted	$.07	$0.01	$.11	$0.23
Weighted-average common shares, basic	22,698,593	24,557,691	22,675,621	23,183,645
Weighted-average common shares, diluted	23,043,014	24,608,114	23,015,064	23,206,749

 See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,476,926	$5,435,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,671	27,752
Amortization	1,044,628	231,217
Deferred income tax benefit	(1,648,000)	(2,422,000)
Non-cash interest	—	(3,544)
Stock compensation expense	514,897	126,838
Loss from the operations of the joint venture with SEEK	591,251	—
Changes in operating assets and liabilities:
Accounts receivable	3,678,520	194,209
Inventory	360,187	415,919
Prepaid expenses and other assets	(10,118)	348,240
Other assets – long term	—	83,333
Accounts payable	(468,825)	1,869,228
Income taxes	(726,645)	(880,860)
Accrued expenses	2,659,924	(699,579)
Net cash from operating activities	8,515,416	4,725,760
Cash flows from investing activities:
Acquisition of CEDAX	—	(1,500,000)
Payments received on notes receivable	113,333	66,334
Acquisition of non-controlling interest in Gaine - initial payment	—	(326,623)
Purchase of equipment	(113,210)	(8,969)
Net cash from investing activities	123	(1,769,258)
Cash flows from financing activities:
Proceeds from line of credit	1,000,000	—
Payment on contracts payable	(1,600,000)	(1,500,000)
Cash acquired in connection with the reverse merger, net of costs paid	—	5,965,529
Transfer to/from restricted cash	500,000	(500,000)
Costs incurred for anticipated stock offering	(180,556)	—
Tax benefit on stock-based awards	80,000	—
Proceeds from issuance of stock	60,290	77,600
Repurchase of stock	—	(30,291)
Distributions to stockholders	—	(121,461)
Net cash from financing activities	(140,266)	3,891,377

Net increase (decrease) in cash and cash equivalents	8,375,273	6,847,879
Cash and cash equivalents, beginning of period	8,260,059	4,578,476
Cash and cash equivalents, end of period	$16,635,332	$11,426,355

Supplemental disclosure:
Cash paid for income taxes	$3,857,484	$2,646,581
Interest paid during the period	$97,996	$2,480

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Non- Controlling Interest	Total
Balance at December 31, 2009	$209,000	$788,979	$—	$4,308,491	$69,738	$5,376,208

Distributions to stockholders	—	—	—	(121,461)	—	(121,461)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	—	—	—	7,110,497

Acquisition of Gaine non-controlling interest	—	(1,602,692)	—	—	(69,738)	(1,672,430)

Contributed capital in acquisition of Macoven	—	2,211,344	—	—	—	2,211,344

Stock repurchase program
Open market repurchases	(709)	(1,772)	(247,390)	—	—	(249,871)
Negotiated repurchase from related party	(20,000)	(75,500)	(3,504,500)	—	—	(3,600,000)

Proceeds from issuance of common stock	400	77,200	—	—	—	77,600

Stock-based compensation
Restricted stock	1,000	106,946	—	—	—	107,946
Stock options	—	356,319	—	—	—	356,319

Net income	—	—	—	9,308,787	—	9,308,787

Balance at December 31, 2010	226,277	8,934,735	(3,751,890)	13,495,817	—	18,904,939

Stock-based compensation:
Restricted stock	600	118,204	—	—	—	118,804
Stock options	—	353,157	—	—	—	353,157
Employee stock purchase plan	—	42,936	—	—	—	42,936
Exercise of stock options	17	6,201	—	—	—	6,218
Shares issued in connection with employee stock purchase plan	163	53,909	—	—	—	54,072
Income tax benefit on stock-based awards	—	80,000	—	—	—	80,000
Costs incurred with anticipated stock offering	—	(180,556)	—	—	—	(180,556)

Net income	—	—	—	2,476,926	—	2,476,926

Balance at June 30, 2011	$227,057	$9,408,586	$(3,751,890)	$15,972,743	$—	$21,856,496

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Interim Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals in the United States (“GAAP”) have been condensed or omitted. These financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results for future periods or the full year.

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

 Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions amortization, depreciation, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

 Equity Method of Accounting

The Company’s investment in the joint venture with SEEK is accounted for at cost and adjusted for the Company’s share (46%) of the joint venture’s undistributed earnings or losses.

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and collaboration revenues.  The following table sets forth the categories of the Company’s net revenues (in thousands) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2011	2010	2011	2010
Gross product sales	$15,626	$6,994	$33,877	$18,732
Sales allowances	(5,302)	(3,148)	(14,624)	(6,544)
Net product sales	10,324	3,846	19,253	12,188
Co-promotion and royalty revenues	1,721	482	2,887	1,007
Net revenues	$12,045	$4,328	$22,140	$13,195

The Company records all of its revenue from product sales and collaboration or co-promotion agreements when realized or realizable and earned.  Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.   The Company records revenue from product sales when the customer takes ownership and assumes risk of loss (free-on-board destination). Royalty revenue is recognized upon shipment from the manufacturer to the purchaser.  Co-promotion revenue is recognized in the period in which the product subject to the arrangement is sold.  At the time of sale, estimates for a variety of sales deductions, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts are recorded.

The sales allowances for the three months ended June 30, 2011 include a net positive adjustment of approximately $92,000, representing approximately $764,000 related to the elimination of certain supplemental Medicaid rebates, partially offset by a returns reserve adjustment of approximately $672,000 relating to several of our discontinued generic products.

The Company relies on certain materials used in its development and manufacturing processes, most of which are procured from a single source.  The Company purchases its pharmaceutical ingredients from a limited number of suppliers.  The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results.  In addition, a disruption in the commercial supply of or a significant increase in the cost of the active pharmaceutical ingredient (“API”) from any of these sources could have a material adverse effect on the Company’s business, financial position and results of operations.

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and six months ended June 30, 2011 and 2010, or 10% of total accounts receivable as of June 30, 2011 and December 30, 2010.

	Gross Product Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cardinal Health, Inc.	31%	57%	38%	49%
McKesson Corporation	20%	16%	23%	27%
Walgreens Corporation	13%	0%	7%	0%
AmerisourceBergen Drug Corporation	12%	9%	13%	9%
Morris & Dickson Co., LLC	12%	14%	9%	11%
Total	88%	96%	90%	96%

	Accounts Receivable
	June 30,	December 31,
	2011	2010
Cardinal Health, Inc.	25%	50%
Walgreens Corporation	25%	0%
Morris & Dickson Co., LLC	14%	11%
McKesson Corporation	12%	27%
Total	76%	88%

Net Product Sales

Product Sales

The Company recognizes revenue from its product sales upon transfer of title, which occurs when product is received by its customers.  The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase.  The Company is required to reasonably estimate the amount of future returns at the time of revenue recognition.  The Company recognizes product sales net of estimated allowances for product returns, government program rebates, price adjustments, and prompt pay discounts.

 Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at 7% of sales of branded products based upon historical data compiled since 2004, as well as other facts and circumstances that may impact future expected returns.  The Company estimates returns at 3% - 10% on sales of generic products depending on assumptions and/or facts and circumstances existing for certain products.  The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reviews quarterly.

Government Program Rebates

 The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product.

Price Adjustments

 The Company’s estimates of price adjustments, which include customer rebates, service fees, chargebacks and other discounts are based on our estimated mix of sales to various third-party payors which are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

 The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes.  The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated coupon programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, resulting in a reduction in gross revenue.

Any price adjustments that are not contractual but that are offered at the time of sale, such as sales stocking allowance, are recorded as a reduction in revenue when the sales order is recorded.  These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or the reintroduction of a product.

Prompt Payment Discount

                The Company typically requires its customers to remit payments within the first 30 days for branded products and within 60 to 120 days for generics, depending on the customer and the products purchased.  The Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines.  This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations.  Because the Company’s wholesale customers typically take the prompt pay discount, we accrue 100% of prompt pay discounts.  These discounts are based on the gross amount of each invoice at the time of our original sale to them.  Earned discounts are applied at the time of payment.  This allowance is recorded as a reduction of accounts receivable.

Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potential dilutive impact of restricted stock and common stock equivalents (i.e., stock options). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,501,752	$166,844	$2,476,926	$5,435,007
Denominator:
Weighted-average common shares, basic	22,698,593	24,557,691	22,675,621	23,183,645
Dilutive effect of stock options	344,421	50,423	339,443	23,104

Weighted-average common shares, diluted	23,043,014	24,608,114	23,015,064	23,206,749

Net income per share, basic and diluted	$0.07	$0.01	$0.11	$0.23

Total outstanding options at June 30, 2011 are 1,082,333.  Options not included above are anti-dilutive as of June 30, 2011.  See Note 10 for information regarding the Company’s outstanding options.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income  (“ASU 2011-05”). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The ASU does not change the items that must be reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB, together with the International Accounting Standards Board,  jointly issued ASU 2011-04  — “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The adoption of ASU 2011-04 gives fair value the same meaning between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value.  The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011.  Public entities will begin adoption in the first interim period beginning after December 15, 2011.  Changes as a result of this new standard are to be applied prospectively.  However, changes in valuation techniques shall be treated as changes in accounting estimates.  Management does not expect the adoption of this pronouncement to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28 to Topic 350 — “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011.  Adoption of this update did not have a material impact on our financial statements.

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

In March 2010, the FASB issued ASU No 2010-12, “Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC staff announcements. In essence, the announcements provide that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update was effective immediately. The Company does not expect the health care bills to affect the Company’s tax positions.

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

Acquisition of CEDAX

On March 24, 2010, the Company completed the acquisition of substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million paid in three installments as follows: (i) $1.5 million paid at closing, (ii) $1.5 million paid on the 60th day following the closing, or May 23, 2010 and (iii) $3.1 million, paid on the 270th day following the closing, or December 20, 2010.

Acquisition of Non-controlling Interest in Gaine

On May 29, 2008, Pernix acquired a 50% ownership interest in Gaine, a patent and licensing holding company.  Following this acquisition, Pernix considered Gaine a controlled entity and included Gaine’s financial statements with Pernix’s condensed consolidated financial statements.

On June 21, 2010, Pernix purchased the remaining 50% ownership interest in Gaine from certain employees of Kiel Laboratories, Inc.  As a result of the transaction, Gaine became a wholly-owned subsidiary of Pernix.  In consideration for the sellers’ 50% ownership interest in Gaine, Pernix paid the sellers as follows: (i) an aggregate of $500,000 in cash, net of adjustments of approximately $173,000, at closing, (ii) an aggregate of $500,000 in cash, net of adjustments of approximately $179,000, on October 31, 2010, and (iii) an aggregate of $1,000,000 in cash on January 31, 2011.  The first two installments were adjusted for outstanding royalties and obligations owed at the time of closing. The net purchase price for the remaining non-controlling interest was recorded as a reduction to additional paid-in capital.

Additionally, in the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for an antitussive product candidate  incorporating the invention claimed in a United States antitussive patent owned by Gaine or ownership of the patent is transferred, Pernix will then be obligated to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock.  In connection with its formation of the joint venture with SEEK, Pernix granted a subsidiary of the joint venture an exclusive license to the antitussive patent owned by Gaine.  For additional information, see Note 5 – Investment in Joint Venture.

Note 4.	Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2011	2010

Trade accounts receivable	$9,429,678	$13,383,021
Less allowance for prompt pay discounts	(192,510)	(305,917)
Total trade receivables	9,237,168	13,077,104
Receivables from third parties – collaboration and royalty arrangements	1,839,954	1,575,447
Other receivables	5,133	105,689
Total account receivables	$11,082,255	$14,758,240

The Company typically requires its customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased).  The Company offers wholesale distributors a prompt payment discount, which is typically 2%, as an incentive to remit payment within these deadlines.  Accounts receivable is stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of June 30, 2011 and December 31, 2010, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

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

As contemplated by the JV Agreement, the Company granted an exclusive license to all of its Theobromine intellectual property to a subsidiary of the JV.  Under its license arrangement, Pernix may fund the development costs to seek approval for a new drug application from the FDA for a suspension product utilizing Theobromine for pediatric use.  To the extent these costs are funded by Pernix and a new drug application is approved by the FDA, Pernix will receive an exclusive license to market and distribute the suspension product in the United States for pediatric use, subject to the payment of certain royalties on sales of such product to the licensor.

The JV intends to commence a single phase III trial of BC 1036 in the second half of 2011 in order to obtain regulatory approval in Europe.  This joint venture is also in ongoing discussions with the FDA to determine the clinical trial program and regulatory requirements for Theobromine in the United States.

On March 24, 2011, the Company announced the appointment of JP Morgan Cassenove as financial advisor in connection with an auction of the Theobromine assets of the joint venture.  The auction is for  the global commercialization rights (excluding Korea) of Theobromine. We continue to explore all strategic alternatives available with respect to the Theobromine assets, and continue to fund the development of these product candidates through our joint venture with SEEK.  Our decision to sell or otherwise transfer the Theobromine assets in an auction will depend on the terms of any offers we may receive.  We make no guarantee that we will receive any offers in an auction of these assets, or that such offers will be made on terms acceptable to us.  Below is the condensed balance sheet of the joint venture.

Condensed Balance Sheet as of:	June 30	December 31
(unaudited) (in thousands)	2011	2010
Cash and other current assets	$2	$1,332
Intellectual property and other rights (including capitalized development costs)	1,721	1,676
Total assets	$1,723	$3,008

Equity	1,723	3,008
Total liabilities and equity	$1,723	$3,008

Theobromine development costs were approximately $570,000 and $1,285,000 for the three and six months ended June 30, 2011. The Company recorded approximately 46% of these development costs, or $261,000 and $591,000 for the three and six months ended June 30, 2011, in loss from operations of our joint venture.

Note 6.	Intangible Assets

Intangible assets consist of the following:
		June 30,	December 31,
	Life	2011	2010
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Non-compete and supplier contract – Macoven	2 - 7 years	5,194,571	5,194,571
Non-compete – Ubiquinone	2 years	250,000	250,000
Trademark rights – BROVEX	Indefinite	238,758	238,758
Goodwill	Indefinite	1,406,591	1,406,591
		12,418,920	12,418,920

Accumulated amortization		(2,501,648)	(1,457,000)
		$9,917,272	$10,961,900

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2011 (July – December 31, 2011)	$1,126,000
2012	1,706,000
2013	1,055,000
2014	1,055,000
2015	1,055,000
Thereafter	2,274,000
$8,271,000

Amortization expense is approximately $574,000 and $1,045,000 for the three and six months ended June 30, 2011, respectively, and $176,000 and $231,000 for the three and six months ended June 30, 2010, respectively.

Note 7.	Accrued Allowances

Accrued allowances consist of the following:

	June 30,	December 31,
	2011	2010
Accrued returns allowance	$5,289,000	$4,313,000
Accrued price adjustments	2,064,689	1,743,674
Accrued government program rebates	5,621,290	4,432,000
Total	$12,974,979	$10,488,674

Note 8.	Lines of Credit

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

The Loan Agreement contains customary restrictive covenants and events of default, including breaches of representations and warranties and breaches of covenants.   As of June 30, 2011, the Company was in compliance with all financial covenants.

In consideration for Regions entering into the Loan Agreement, the Company granted Regions a first priority security interest in substantially all of its assets except for all patents owned by Pernix as well as certain trademarks.  Regions is also entitled to a first priority security interest on any intellectual property assets acquired with proceeds from the GLOC.

The outstanding balances under the GLOC and the RLOC were $5,000,000 and $1,000,000, respectively, as of  June 30, 2011 and $5,000,000 and $0, respectively, as of December 31, 2010.

Note 9.	Collaboration Agreements

The Company enters into collaborative arrangements to develop and commercialize drug candidates. Collaborative activities might include research and development, marketing and selling (including promotional activities and physician detailing), manufacturing, and distribution. These collaborations often require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product. Revenues related to products sold by the Company pursuant to these arrangements are included in product sales, while other sources of revenue such as  royalties and profit share receipts are included in collaboration, royalty and other revenue as further discussed below. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line item.

Co-promotion Agreements

The Company seeks to enter into co-promotion agreements to enhance the promotional efforts and sales of products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products whereby it grants another party certain rights to market or otherwise promote one or more of its products.  Typically, the Company will enter into this type of co-promotion arrangement when a particular product is not aligned with its product focus or it lacks sufficient sales force representation in a particular geographic area. Co-promotion revenue is included in net revenues.  Expense from co-promotion agreements is included in cost of goods sold.

Note 10.	Employee Compensation and Benefits

Stock Options

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with GTA on March 9, 2010.  The maximum number of shares that could be offered under this plan was 3,683,787 (following the reverse stock split).  At the Annual Meeting of the Company’s stockholders held on June 23, 2011, the 2009 Plan was amended to increase the maximum number of shares that could be offered under the 2009 Plan to 5,000,000.  Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units (“RSU”), (e) stock appreciation rights (“SARs”) and (f) other stock-based awards.

As of June 30, 2011, approximately 250,000 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA.  The remaining average contractual life of these options is approximately nineteen months.

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

During the six months ended June 30, 2011, 80,000 options were issued, all during the first three months of the period, to employees and non-employee board members from the 2009 Plan at a weighted average exercise price of $9.02 per share.. These options vest ratably over three years and expire ten years from the date of the grant.

During the three months and six months ended June 30, 2011, 1,667 options were exercised.   Additionally, 10,000 options previously granted to non-employee former board members expired during the first three months of 2011 and 12,000 options previously granted to former employees were cancelled during the six months ended June 30, 2011.

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Six Months
Ended
June 30, 2011
Expected stock price volatility	77.1%
Estimated dividend yield	0%
Risk-free interest rate	2.4%
Expected life of option (in years)	6
Weighted average fair value per share	6.12

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

The following table shows the option activity, described above, during the six months ended June 30, 2011:

		Weighted
		Average
		Exercise
Option Shares	Shares	Price
Outstanding at December 31, 2010	1,026,000	$3.81
Granted	80,000	9.02
Exercised	(1,667)	3.73
Cancelled	(12,000)	3.73
Expired	(10,000)	15.70
Outstanding at June 30, 2011	1,082,333	$4.09
Vested and exercisable, end of period	449,663	$3.65

The following table shows the details by range of exercise price for the total options outstanding at June 30, 2011:

	Options Outstanding
		Remaining
		Contractual Life	Options Exercisable
Range of Exercise Price	Shares	(years)	Shares	Price
$1.94	20,000	1.7	20,000	$1.94
$2.20	47,500	1.7	47,500	2.20
$3.31 - $3.98	797,333	8.5	244,663	3.76
$4.20	137,500	1.7	137,500	4.20
$7.90	40,000	9.6	---	---
$10.14	40,000	9.7	---	---

	1,082,333	7.3	449,663	$3.65

As of June 30, 2011, the aggregate intrinsic value of 449,663 options outstanding and exercisable was approximately $2,185,000.

As of June 30, 2011, there was approximately $1,556,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 2.1 years.

Restricted Stock

During the six months ended June 30, 2011, 60,000 restricted common shares were issued all in the first three months of the period.  The shares will vest ratably over three years from the date they were issued.  As of June 30, 2011, 150,000 restricted common shares have been issued, 33,332 of which have vested.  Approximately $723,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.36 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral.  Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period.  The Employee  Stock Purchase Plan expires on July 22, 2020.  A total of 1,000,000 shares will be available for purchase under this plan.  For the offering period ended April 30, 2011, 16,336 shares were issued.  Compensation expense related to the Employee Stock Purchase Plan and included in the table below was approximately $43,000 for the three and six months ended June 30, 2011.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employees	$194,000	$60,000	$339,000	$60,000
Non-employees/Directors	110,000	54,000	176,000	67,000

Total	$304,000	$114,000	$515,000	$127,000

Note 11. Income Taxes

The income tax provision consisted of the income tax expense (benefit) for the three and six months ended June 30, 2011 and 2010, as presented in the table below.  The tax expense for the six months ended June 30, 2010 is shown net of a one-time benefit associated with the recognition of deferred tax assets arising upon termination of the S election.

The components of the provision for income taxes are as follows for the three and six months ending June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current:
Federal	$1,312,000	$(276,021)	$2,770,000	$1,071,667
State	213,000	282,751	456,000	533,960
	1,525,000	6,730	3,226,000	1,605,627
Deferred:
Federal	(569,000)	127,000	(1,402,000)	(2,148,000)
State	(101,000)	8,000	(246,000)	(274,000)
	(670,000)	135,000	(1,648,000)	(2,422,000)

	$855,000	$141,730	$1,578,000	$(816,373)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The sources of the temporary differences and their effect on deferred taxes are as follows:

	June 30,	December 31,
Deferred Tax Assets:	2011	2010
Accounts receivable	$74,000	$118,000
Inventory	159,000	---
Accrued expenses and allowances	3,213,000	2,268,000
Stock awards	217,000	42,000
Investment in Subsidiary	229,000	---
NOL Carryforwards	571,000	649,000

Gross deferred tax assets	$4,463,000	$3,077,000

Deferred Tax Liabilities:
Property	$(68,000)	$(33,000)
Other	(99,000)	(90,000)
Intangibles	(1,229,000)	(1,535,000)

Gross deferred tax liability	$(1,396,000)	$(1,658,000)

Net deferred tax asset	$3,067,000	$1,419,000

Included in consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities - current	3,720,000	2,494,000
Deferred income tax assets/deferred income tax liabilities - long term	(653,000)	(1,075,000)

Net deferred tax asset	$3,067,000	$1,419,000

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.  The amount of the deferred tax assets are considered realizable based on the reversal of deferred tax liabilities and the Company’s projected levels of taxable income.

Effective January 1, 2010, Pernix filed an election to terminate its S Corporation status.  Accordingly, it was required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit for the six months ended June 30, 2010 was approximately $1,839,000.  In addition, as a result of the merger a deferred tax asset of approximately $779,000 was recorded for the future expected benefit of GTA’s net operating loss carryovers.

The effective income tax rate from continuing operations is different from the federal statutory rate for the six months ended June 30, 2011 and 2010 for the following reasons:

	Six Months Ended June 30,
	2011	2010
Expected taxes at statutory rates	35.0%	34.0%
State taxes, net of federal tax benefit	3.4	3.7
Establishment of deferred tax asset due to tax status change	---	(41.6)
Change in valuation allowance	---	(17.3)
Other	0.5	1.5
	38.9%	(19.7%)

Note.  12.     Commitments and Contingencies

Letter of Credit

The Company was required to provide a letter of credit to one of its manufacturers as security for its performance of payment in the amount of $500,000.  On June 13, 2011, this letter of credit was released by the manufacturer due to proven payment history.  These funds were transferred to operating cash.

Other Commitments

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  The total royalty revenue recognized for the six months ended June 30, 2011 and 2010 is approximately $247,000 and  $0, respectively. There was no royalty revenue recognized in the three months ended June 30, 2011 and 2011. The total royalty expense recognized for the three months ended June 30, 2011 and 2010 was approximately $83,000 and $0, respectively. The total royalty expense recognized for the six months ended June 30, 2011 and 2010 was approximately $592,000 and $72,000, respectively.

  On March 18, 2011, the Company made a final payment related to the termination of one of its royalty agreements. The Company has one remaining royalty agreement relating to certain of its generic products.

Other Contingencies

The Company is exposed to various risks of loss related to torts; theft of, damage to, and destruction of assets; errors and omissions; injuries to employees; and natural disasters for which the Company maintains a general liability insurance with limits and deductibles that management believes prudent in light of the exposure of the Company to loss and the cost of insurance.

The Company is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

Note 13.  Subsequent Events

On July 27, 2011, the Company completed an underwritten registered direct offering of 4,000,000 shares of common stock pursuant to the terms of that certain underwriting agreement dated July 21, 2011 by and among the Company, the selling stockholders named therein and the underwriters named on Schedule I therto, for whom Stifel, Nicolaus & Company, Incorporated acted as representative.  As provided in the underwriting agreement, (i) we sold an aggregate of 3,000,000 shares of our common stock, and (ii) the selling stockholders sold 1,000,000 shares of common stock.  The public offering price was $7.00 per share, and the underwriters purchased the shares subject to the offering at a price of $6.58 per share.  The offering was led by Aisling Capital and OrbiMed Advisors LLC. Net proceeds from the sale of the shares of common stock to be sold by the Company, after underwriting discounts and commissions and estimated offering expenses, were approximately $19.3 million. The Company plans to use the net proceeds from the offering for future acquisitions and other general corporate purposes. The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011.

In August 2011, the Company and ParaPRO, LLC launched Natroba™ (spinosad) topical suspension, 0.9%, an FDA-approved prescription treatment for head lice in patients four years of age and older. Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 and amended on June 28, 2011, 460,000 stock options were issued to ParaPRO upon formal approval of Natroba's packaging and labeling and the corresponding launch of Natroba on August 3, 2011. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the original agreement, August 27, 2010. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (iv) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable. These options will be issued in a private offering under Rule 4(2) of the Securities Act of 1933.

On August 12, 2011, 201,000 option shares, in the aggregate, were granted from the 2009 Stock Incentive Plan.  This included 17,000 option shares to the Company’s Chief Financial Officer.  The exercise price is $6.10, the most recent closing price of our common stock on the NYSE Amex prior to the grant date, as specified by the Compensation Committee.  One hundred eighty-nine thousand of these options will vest ratably over three years beginning on the first anniversary date of the issuance and 12,000 of these options will vest ratably over three years beginning on the second anniversary date of the issuance.  All of the options expire ten years from the date of the grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 . In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Strategy

Pernix Therapeutics Holdings, Inc., or Pernix, is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic pharmaceutical products primarily for the pediatric market. The Company’s pediatric products, designed to improve the health and well-being of children, are focused in the specific areas of (i) allergy, (ii) upper respiratory, including nasal and chest congestion and cough and (iii) dermatology, including head lice. We promote our products through our sales and marketing organization with approximately 55 sales representatives, primarily in highly populated states, targeting pediatric and high-prescribing physicians that are in the top decile of physicians that prescribe our products. Our current operating plan focuses on maximizing sales of our existing product portfolio. In addition, we plan to accelerate growth by launching new products, line extensions, new formulations and by acquiring and licensing approved products.

As of June 30, 2011, our principal promoted product families included: ALDEX, BROVEX, CEDAX, and PEDIATEX. We discontinued the marketing of ZEMA PAK in June 2011 but have entered into a collaboration agreement with another party to sell this product under a different name.  In addition, we have acquired co-promotion rights to NATROBA TM (spinosad) Topical Suspension, 0.9% (“Natroba”), which received FDA approval for the treatment of head lice in January 2011.  We launched NATROBA at the beginning of August 2011.  As further discussed below, we have also entered into a joint venture for the development of Theobromine, a first-in-class treatment for cough which we plan to develop for both the prescription and over-the counter, or OTC, markets. In addition, the Company develops and launches generic and authorized generic products through Macoven Pharmaceuticals, LLC, or Macoven, its wholly owned subsidiary. Pernix was founded in 1999, is headquartered in The Woodlands, Texas and employs approximately 80 people.

Our business strategy is to:

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

We believe that if we implement this strategy successfully, we can deliver consistent long-term revenue and earnings growth.

Certain products in our portfolio are marketed without a United States Food and Drug Administration (“FDA”) approved marketing application because we consider them to be identical, related or similar to products that have existed in the market without an FDA-approved marketing application, and which were thought not to require pre-market approval, or which were approved only on the basis of safety, at the time they entered the marketplace, subject to FDA enforcement policies established with the FDA’s Drug Efficacy Study Implementation, or DESI, program. On March 2, 2011, the FDA announced the removal of certain unapproved prescription cough, cold and allergy products from the U.S. market.  We had previously converted the ALDEX and BROVEX product families from DESI to OTC monograph, and believe we have and can continue to appropriately market these lines as OTC monograph products.  Except as provided herein, our authorized generic products added through the acquisition of Macoven that are named in the FDA announcement but are not currently marketed as OTC monograph are in the process of being converted, and we do not expect any suspension, delay or interruption in our sales of these products.  We do not intend to convert four of our generic DESI cough and cold products to OTC monograph, as these products were already planned to be phased out.  These products will be phased out by the end of August 2011.  We do not expect the FDA announcement, or the phase out of these generic products, to have a material adverse impact on our results of operations or financial condition.

In addition to our own product portfolio, we have entered into co-promotion agreements with various parties regarding the marketing of certain products in return for commissions or percentages of revenue on the sales generated. During the six months ended June 30, 2011, we had four co-promotion agreements, three of which are for products marketed by others on our behalf and one of which is for products marketed by us on behalf of another party.

Second Quarter 2011 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended June 30, 2011:

●	Cash and cash equivalents equaled $16.6 million as of June 30, 2011.

●	Net revenues were approximately $12.0 million and $4.3 million for the three months ended June 30, 2011 and 2010, respectively.

●
Net income before taxes was approximately $2,357,000 and $365,000 for the three months ended June 30, 2011 and 2010, respectively.  Net income was approximately $1,502,000 and $167,000 for the three months ended June 30, 2011 and 2010, respectively.

Opportunities and Trends

There continue to be unmet patient needs in the pediatric area. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of generic development opportunities outside the pediatric area.  We believe the combination of product development and acquisition will enhance our growth opportunities.

Additionally, we continue to leverage our industry relationships. For example, we entered into a co-promotion agreement with ParaPRO, LLC related to the marketing of Natroba, which launched in early August 2011.

We are operating in challenging economic and industry environments. The challenges we face are compounded by the continued uncertainty around the impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we refer to collectively herein as Health Care Reform. Given this business climate, we will continue to focus on managing and deploying our available cash efficiently and strengthening our industry relationships in order to be well-positioned to identify and capitalize upon potential growth opportunities.

As we execute our strategy, we will monitor and evaluate success through the following measures:

●	Net product sales generated from our existing products;

●	Revenues generated from co-promotion agreements, which includes our co-promotion of Natroba with ParaPRO, LLC;

●	Progress of our development pipeline, which includes BC1036 (as discussed below); and

●	Acquisition of product rights that align with our strategy and that offer potential for sustainable growth.

In December 2010, we entered into a joint venture for the development of Theobromine, a first-in-class treatment for cough suppression. Pivotal phase III trials for Theobromine (BC1036) are scheduled to begin in the European market in the second half of 2011, and a regulatory filing is expected in 2012. We are in ongoing discussions with the FDA to determine the clinical trial program and regulatory requirements in the U.S. On March 24, 2011, we announced the appointment of JP Morgan Cassenove as financial advisor in connection with an auction of the Theobromine assets of the joint venture.  The auction is for the global commercialization rights (excluding Korea) of Theobromine. Through this auction process, the Company is evaluating potential opportunities to geographically segment the development and marketing of the Theobromine assets which may result in higher value for our shareholders. We continue to explore all strategic alternatives available with respect to the Theobromine assets, and continue to fund the development of these product candidates through our joint venture with SEEK.  Our decision to sell or otherwise transfer the Theobromine assets in an auction will depend on the terms of any offers we may receive.  We make no guarantee that we will receive any offers in an auction of these assets, or that such offers will be made on terms acceptable to us.

On July 27, 2011, the Company completed an underwritten registered direct offering of 4,000,000 shares of common stock pursuant to the terms of that certain underwriting agreement dated July 21, 2011 by and among the Company, the selling stockholders named therein and the underwriters named on Schedule I therto, for whom Stifel, Nicolaus & Company, Incorporated acted as representative.  As provided in the underwriting agreement, (i) we sold an aggregate of 3,000,000 shares of our common stock, and (ii) the selling stockholders sold 1,000,000 shares of common stock.  The public offering price was $7.00 per share, and the underwriters purchased the shares subject to the offering at a price of $6.58 per share.  The offering was led by Aisling Capital and OrbiMed Advisors LLC. Net proceeds from the sale of the shares of common stock to be sold by the Company, after underwriting discounts and commissions and estimated offering expenses, were approximately $19.3 million. The Company plans to use the net proceeds from the offering for future acquisitions and other general corporate purposes. The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011.

Financial Operations Overview

The discussion in this section describes our income statement categories.  For a discussion of our results of operations, see “Results of Operations” below.

 Net Revenues

 Pernix’s net revenues consist of net product sales and revenue from co-promotion and royalty agreements. Pernix recognizes product sales net of estimated allowances for returns, government program rebates, price adjustments and prompt pay discounts.  The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted product service fees, rebate and chargeback rates, and the discounts that Pernix recognizes. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties.  The total revenue from co-promotion and royalty agreements was approximately $1,721,000 and $482,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $2,887,000 and $1,006,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth a summary of Pernix’s net revenues for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Upper respiratory, allergy and antibiotic products	$12,151	$6,861	$29,812	$18,467
Medical food products	275	133	487	265
Dermatology products	1,569	-	1,946	-
Other generic products	1,631	-	1,632	-
Collaboration and other revenue	1,721	482	2,887	1,007
Gross Revenues	17,347	7,476	36,764	19,739
Prompt pay discounts	(310)	(214)	(693)	(540)
Allowance for returns	(1,612)	(426)	(2,718)	(681)
Allowance for price adjustments (wholesaler/pharmacy fees, rebates, chargebacks, and point of sale discounts)	(2,157)	(239)	(4,949)	(1,747)
Allowance for Medicaid rebates	(1,223)	(2,269)	(6,264)	(3,576)
Net Revenues	$12,045	$4,328	$22,140	$13,195

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments,  and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of June 30, 2011.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of June 30, 2011 and December 31, 2010 was approximately $193,000 and $306,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
		(in thousands)
Balance at December 31, 2009	$3,975	$2,301	$647
Allowance assumed in acquisition of Macoven	245	55	325
Reclass accrual for prompt pay discounts	—	—	(127)
Current provision:
Adjustments to provision for prior year sales	(682)	—	—
Provision – current year sales	2,882	9,288	6,517
Payments and credits	(2,107)	(7,212)	(5,618)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Adjustments to provision for prior year sales	498	(18)	(150)
Provision – current year sales	2,220	6,282	5,099
Payments and credits	(1,742)	(5,075)	(4,628)
Balance at June 30, 2011	$5,289	$5,621	$2,065

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return the majority of our products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of our products. Most of our products have a 24 to 36–month shelf life from the date of manufacture.  We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining shelf life of the product, the forecast of future sales of the product, and competitive issues such as new product entrants and other known changes in sales trends. We estimate returns of approximately 7% of sales of branded products and approximately 3% - 10% for generic products based upon historical data and other facts and circumstances that may impact future expected returns to derive the average return percentages of our products.  We review the reserve quarterly and adjust it accordingly.  The provision for returns for the three and six months ended June 30, 2011 includes a non-recurring adjustment of approximately $672,000 for potential returns of estimated channel inventory of two generic DESI products that have been discontinued  as a result of the FDA notice issued in March 2011.  If estimates regarding product demand are inaccurate, if changes in the competitive environment effect demand for certain products, or if other unforeseen circumstances effect a product’s salebility, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the six months ended June 30, 2011 would have affected pre-tax earnings by approximately $334,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold. The increase in rebates as a percentage of gross product sales is primarily due to new legislation, specifically Health Care Reform, the fact that we have more products covered by Medicaid (including generics) and the increase in the number of states where we sell products covered by Medicaid.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the six months ended June 30, 2011, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $99,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $50,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, and chargebacks  are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments and/or chargebacks than originally estimated.  For example, for the six months ended June 30, 2011, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $198,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers.  Any price adjustments that are not contractual but that are offered at the time of sale recorded as a reduction of revenue when the sales order is recorded.  These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product.  Approximately 16% of the provision relates to point-of-sale discounts to the wholesaler.

Prompt Payment Discounts. We typically require our customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased).  We offer wholesale distributors a prompt payment discount if they make payments within these deadlines.  This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations.  Because our wholesale distributors typically take advantage of the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment.  This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience.  Historically, these adjustments have not been material.  We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue.

Cost of Product Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing Pernix’s pharmaceutical products and samples and collaboration expense related to co-promotional agreements with third parties. In particular, cost of product sales includes third-party manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. Pernix partners with third parties to manufacture all of its products and product candidates.

Most of our manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold also affect its cost of product sales.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and commissions as well as public company costs, professional and consulting fees, sales data costs, insurance, and company overhead.

Royalty Expenses, net

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  On March 18, 2011, the Company made a final payment in connection with the termination of one of its royalty agreements.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or, if Pernix prepays a manufacturer a research and development fee, Pernix will expense such fee ratably over the term of the development or the contract for services. Pernix believes that significant investment in research and development is important to its competitive position and may, in the future, increase its expenditures for research and development to realize the potential of its product candidates, including BC 1036.

Loss from the Operations of the Joint Venture

See Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Income Taxes.  Effective January 1, 2010, Pernix terminated its S Corporation status.   As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. Accordingly, we were required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit for the three months ended March 31, 2010 was $1,839,000.

In connection with the reverse merger of Pernix and GTA on March 9, 2010, a portion of the valuation allowance on operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit for the six months ended June 30, 2010 was $779,000.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Net Revenues.   Net revenues were approximately $12,045,000 and $4,328,000 for the three months ended June 30, 2011 and  2010, respectively, an increase of approximately $7,717,000, or 178.39%. The increase in net revenues during the three months ended June 30, 2011 consists of an increase in gross product sales of approximately $8,632,000, an increase in collaboration and other revenue of approximately $1,239,000, and a decrease  in government program rebates of approximately $1,047,000, offset by an increase in returns on product sales of approximately $1,186,000 (which includes a provision on prior year sales of approximately $498,000),  an increase in price adjustments (product service fees, chargebacks, rebates and discounts) of approximately $1,918,000 and an increase in prompt pay discounts of approximately $96,000. The allowance for government rebates was adjusted to incorporate the elimination of certain supplemental Medicaid rebates as of June 30, 2011. The provision for returns includes a non-recurring adjustment of approximately $672,000 for potential returns of estimated channel inventory of two generic DESI products that have been discontinued as a result of the FDA notice issued in March 2011.  The increase in price adjustments is due to the addition of the generic products in September 2010.

            Cost of Product Sales.  Cost of product sales was approximately $3,565,000 and $675,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $2,890,000, or 428.40%. The increase in cost of product sales is primarily the result of an increase in our manufacturing and freight costs of approximately $1,516,000, primarily as a result of an increase in the volume of products manufactured as well as the addition of CEDAX to our product portfolio, which has a higher manufacturing cost as compared to our other product lines.  In addition, costs of product sales for this period includes a non-recurring adjustment of approximately $779,000 for expiring and/or discontinued products. The cost of product samples included in cost of product sales increased approximately $195,000 and collaboration expense included in cost of product sales increased approximately $400,000 quarter over quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $4,657,000 and $2,788,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $1,869,000, or 67.1%.  Salaries, bonuses, commissions, incentives and stock compensation expense represented approximately $2,741,000, or 58.9%, and $1,430,000, or 51.3%, of total selling, general and administrative expenses for the three months ended June 30, 2011 and 2010, respectively.  The increase in salaries, benefits, commissions, incentives and stock compensation expense is due to the expansion of our management and sales team as an investment in the growth of the Company. Additionally, the base salary of each sales representative was increased effective February 1, 2011 for competitive reasons. Other selling, general and administrative expenses were approximately $1,916,000 and $1,358,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $558,000, or 41.1%. This increase in selling, general and administrative was primarily due to an increase in professional fees (legal, accounting, consulting and investor relations), insurance, other public company costs, licenses and regulatory fees, leases and increased overhead (such as travel, telephone, and vehicle expenses) related to the expansion of our management and sales teams.

Royalty Expenses, net.  Royalty expenses were approximately $83,000 during the three months ended June 30, 2011 which represents fees incurred under one agreement. We did not recognize any royalty revenue during the three months ended June 30, 2011and 2010.

Research and Development Expense.  Research and development expenses were approximately $465,000 and $316,000 for the three months ended June 30, 2011 and 2010, respectively. The research and development expenses during the current period are primarily related to the launch of a new generic product.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $261,000 for the three months ended June 30, 2011 which represents primarily research and development costs related to the development of BC 1036.

Other Expenses

Depreciation and Amortization Expense. Depreciation expenses were approximately $21,000 and $15,000 for the three months ended June 30, 2011 and 2010, respectively. The increase of approximately $6,000, or 40.0%, is due to information technology and furniture purchases.

Amortization expense was approximately $573,000 and $176,000 for the three months ended June 30, 2011 and 2010.  The increase of approximately $397,000 is due to the amortization under certain of our commercial agreements that we entered into, including the agreements evidencing our acquisitions of CEDAX in March 2010 and Macoven in September 2010.  For further discussion, see Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net.  Interest income was approximately $7,000 and $6,000 for the three months ended June  30, 2011 and 2010, respectively.  Interest expense was approximately $62,000 and $5,000 for the three months ended June 30, 2011.  The increase in interest expense is related to the outstanding balance under our line of credit and certain insurance financing arrangements.

Comparison of the Six Months Ended June 30, 2011 and 2010

Net Revenues.   Net revenues were approximately $22,140,000 and $13,195,000 for the six months ended June 30, 2011 and  2010, respectively, an increase of approximately $8,945,000, or 67.8%. The increase in net revenues during the six months ended June 30, 2011 consists of an increase in gross product sales of approximately $15,144,000 and an increase in collaboration and other revenue of approximately $1,881,000, offset by increases in returns on product sales of approximately $2,037,000 (which includes an adjustment to the estimate on prior year sales of approximately $498,000), government program rebates (Medicaid and Medicare) of approximately $2,688,000 (including a current provision on prior year sales of approximately $1,137,000), price adjustments (product service fees, chargebacks, rebates and discounts) of approximately $3,202,000 and prompt pay discounts of approximately $153,000.  Government program rebates increased due to an increase in supplemental rebates related to our CEDAX (which was acquired on March 24, 2010) and BROVEX product lines, the Medicaid coverage on additional products and Medicaid coverage in additional states. The provision for returns includes a non-recurring adjustment of approximately $672,000 for potential returns of estimated channel inventory of two generic DESI products that have been discontinued  as a result of the FDA notice issued in March 2011.  The increase in price adjustments is due to the addition of the generic products in September 2010.

            Cost of Product Sales.  Cost of product sales was approximately $5,885,000 and $1,860,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately $4,025,000, or 216.4%.  The increase in cost of product sales is primarily the result of an increase in our manufacturing and freight costs of approximately $2,372,000, primarily as a result of an increase in the volume of products manufactured as well as the addition of CEDAX to our product portfolio, which has a higher manufacturing cost as compared to our other product lines. In addition, cost of product sales for this period includes a non-recurring adjustment of approximately $819,000 for expiring and/or discontinued products.   The cost of product samples included in cost of product sales was approximately $500,000 and $220,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately $280,000, or 127.0%.  Collaboration expense included in cost of sales was approximately $554,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $9,514,000 and $5,878,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately $3,636,000, or 61.2%.  Salaries, bonuses, commissions, incentives and stock compensation expense represented approximately $5,761,000, or 60.6%, and $3,360,000, or 57.2%, of total selling, general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.  The increase in salaries, benefits, commissions, incentives and stock compensation expense is due to the expansion of our management and sales team as an investment in the growth of the Company.  Additionally, the base salary of each sales representative was increased effective February 1, 2011 for competitive reasons.   Other selling, general and administrative expenses were approximately $3,753,000 and $2,518,000 for the six months ended June 30, 2011 and 2010, respectively, an increase of approximately $1,235,000, or 49.0%.   This increase in selling, general and administrative was primarily due to an increase in professional fees (legal, accounting, consulting and investor relations), insurance, other public company costs, licenses and regulatory fees, leases and increased overhead (such as travel, telephone, and vehicle expenses) related to the expansion of our management and sales teams.

Royalty Expenses, net.  Royalty expenses, net were approximately $345,000 for the six months ended June 30, 2011.  Royalty expenses were approximately $592,000 during the six months ended June 30, 2011 which represents fees incurred under two agreements.  Royalty expenses are related to obligations under license and co-promotional agreements into which Pernix has entered.  These royalty expenses were offset by royalty revenue of approximately $247,000 during the six months ended June 30, 2011 related to the TCT control delivery technology.

Research and Development Expense.  Research and development expenses were approximately $571,000 and $587,000 for the six months ended June 30, 2011 and 2010, respectively. The research and development costs during the current period are primarily related to the launch of a new generic product.  The research and development expenses in the six months ended June 30, 2010 were primarily due to the amortization of the $1.5 million development fee paid to Macoven in July 2009.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $591,000 for the six months ended June 30, 2011 which represents primarily research and development costs related to the development of BC1036, Theobromine, a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough.

Other Expenses

Depreciation and Amortization Expense. Depreciation expenses were approximately $43,000 and $28,000 for the six months ended June 30, 2011 and 2010, respectively. The increase of approximately $15,000, or 53.6%, is due to information technology and furniture purchases.

Amortization expense was approximately $1,045,000 and $231,000 for the six months ended June 30, 2011 and 2010.  The increase of approximately $814,000 is due to the amortization under certain of our commercial agreements that we entered into, including the agreements evidencing our acquisitions of CEDAX in March 2010 and Macoven in September 2010.  For further discussion, see Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net.  Interest income was approximately $13,000 and $10,000 for the six months ended June 30, 2011 and 2010, respectively.  Interest expense was approximately $106,000 for the six months ended June 30, 2011 related to our line of credit and insurance financing arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes was approximately $4,055,000 and $4,619,000 for the six months ended June 30, 2011 and 2010, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues. As of June 30, 2011, Pernix had approximately $16,635,000 in cash and cash equivalents.

As previously discussed, on July 27, 2011, the Company completed an underwritten registered direct offering of common stock.  Net proceeds from the sale of the shares of common stock to be sold by the Company, after underwriting discounts and commissions and estimated offering expenses, were approximately $19.3 million. For additional information, see Note 13 to the Company’s Condensed Consolidated Financial Statements contained herein.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, (rounded)
	2011	2010
Cash provided by (used in)
Operating activities	$8,515,000	$4,726,000
Investing activities	---	(1,769,000)
Financing activities	(140,000)	3,891,000
Net increase in cash and cash equivalents	$8,375,000	$6,848,000

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was approximately $8,515,000 and $4,726,000, respectively.  Net cash provided by operating activities for the six months ended June 30, 2011 primarily reflected Pernix’s net income of approximately $2,477,000, adjusted by non-cash expenses totaling approximately $2,193,000, and approximately $5,493,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities, partially offset by a non-cash deferred income  tax benefit of approximately $1,648,000.   Non-cash items included amortization of approximately $1,045,000,  depreciation of approximately $42,000, stock compensation expense of approximately $515,000, and expenses of our joint venture with SEEK of approximately $591,000.  Net cash provided by operating activities for the six months ended June 30, 2010 primarily reflected Pernix’s net income of approximately $5,435,000, adjusted by net non-cash expenses totaling $383,000 offset by a non-cash deferred income tax benefit of $2,422,000 and approximately $1,330,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash items included amortization of approximately $231,000, depreciation of approximately $28,000, and stock compensation expense of approximately $127,000, offset by non-cash interest income of $3,000.

Accounts receivable at June 30, 2011, decreased approximately $3,678,000 from December 31, 2010 primarily attributable to the seasonal decrease in sales when comparing December and June and collection of receivables on generic product sales from the cough and cold season that had longer payment terms.  Inventories decreased approximately $360,000 from December 31, 2010.  Prepaid expenses and other assets increased by approximately $10,000.

Accrued expenses and allowances increased approximately $2,660,000, in the aggregate, from December 31, 2010, primarily due to an increase in the allowances for product returns and price adjustments offset by a decrease in the allowance for Medicaid rebates.  Accounts payable decreased approximately $469,000 due to certain Medicaid rebate invoices and inventory orders that were accrued in accounts payable at December 31, 2010 and paid  in January 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was approximately $0 and $1,769,000, respectively.  The cash flow from investing activities for the six months ended June 30, 2011 consisted of approximately $113,000 in payment received on notes receivable offset by approximately $113,000 in purchases of  equipment and furniture, primarily for the new corporate headquarters office.  The $1,769,000 used in the six months ended June 30, 2010 primarily represents the first installment of the CEDAX purchase price and the initial payment for the acquisition of the non-controlling interest in Gaine.  See Note 3 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

 Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was approximately $140,000 which represents approximately (i) $1,000,000 in proceeds from our revolving line of credit, (ii) $500,000 in proceeds from a terminated letter of credit, (iii) $80,000 tax benefit on stock-based awards, and (iv) $60,000 in proceeds from the issuance of stock under our employee stock purchase and incentive stock plans, offset by approximately (i) $600,000 in installment payments on the repurchase of stock from a related party, (ii) $500,000 in cash released from letter of credit and transferred from restricted to unrestricted and (iii) $180,000 in costs incurred from the equity offering completed on July 27, 2011. The net cash provided by financing activities for the six months ended June 30, 2010 was approximately $3,891,000 which represents cash acquired in connection with the merger with GTA of approximately $5,966,000 and proceeds from the issuance of stock of approximately $77,000, offset by (i) $1,500,000, representing the second installment payment on the acquisition of CEDAX, (ii) $500,000 transfer to restricted cash for the issuance of a letter of credit, (iii) $30,000 in stock repurchases under our stock buyback program and (iv) approximately $122,000 in distributions to stockholders of PTI prior to the reverse merge with GTA.

 Funding Requirements

As of June 30, 2011, Pernix had a revolving credit line with approximately $4.0 million available for working capital. Pernix’s future capital requirements will depend on many factors, including:

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

As of August 12, 2011,  Pernix has approximately $36 million in cash on hand.  Based on its current operating plans, Pernix believes that its existing cash, which includes approximately $19.3 million from the recently completed equity offering, and revenues from product sales and the available line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses, general capital expenditure requirements, and will provide funding for additional investment in SEEK, potential acquisitions or other business opportunities for the forseeable future.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to Pernix’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 contained in Part I, Item I of this Form 10-Q.

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

As of June 30, 2011, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

1.1
Underwriting Agreement dated July 21, 2011 between Pernix Therapeutics Holdings, Inc., the selling stockholders named therein and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named in Schedule I thereto (previously filed as Exhibit 1.1 to our Current Report on Form 8-K filed on June 21, 2011 and incorporated here by reference).

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

10.1	Form of Amended and Restated Merger Partner Stockholder Agreement (previously filed as Exhibit 10.1 to our Current Report on Form 8-K on May 31, 2011 and incorporated herein by reference).

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date:	August 15, 2011	By:	/s/ COOPER COLLINS
Cooper Collins
Chief Executive Officer and President

Date:	August 15, 2011	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer and Secretary