Form 10-Q
period 2011-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2011-11-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: _______ to _____________

001-14494
Commission File Number

PERNIX THERAPEUTICS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10003 Woodloch Forest Drive, The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(832) 934-1825
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

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

On November 11, 2011, there were 25,742,803 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2011

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of these “safe harbor” provisions with regard to the forward-looking statements in this Form 10-Q and in the documents that are incorporated herein by reference. These forward-looking statements reflect our current views with respect to future events and financial performance. Specifically, forward-looking statements may include:

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of our stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,563,124	$8,260,059
Restricted cash	-	501,906
Accounts receivable, net	23,649,809	14,758,240
Inventory, net	7,518,636	4,145,734
Prepaid expenses and other current assets	1,653,244	1,930,062
Deferred income taxes	4,330,000	2,494,000
Total current assets	64,714,813	32,090,001
Property and equipment, net	1,279,233	1,213,850
Other assets:
Investment in joint venture	1,810,949	1,502,814
Intangible assets, net	9,458,971	10,961,900
Other long-term assets	264,967	264,967
Total assets	$77,528,933	$46,033,532
LIABILITIES
Current liabilities:
Accounts payable	$4,767,906	$2,248,342
Accrued expenses	3,354,439	2,167,525
Accrued allowances	15,565,888	10,488,674
Income taxes payable	1,278,201	2,149,052
Contract payable	1,290,000	2,200,000
Total current liabilities	26,256,434	19,253,593
Long-term liabilities
Line of credit	6,000,000	5,000,000
Contracts payable	900,000	1,800,000
Deferred income taxes	497,000	1,075,000
Total liabilities	33,653,434	27,128,593

Commitments and contingencies

EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares outstanding	-	-
Common stock, $.01 par value, 90,000,000 shares authorized, 27,795,931 and 24,698,594 issued, and 25,725,064 and 22,627,727 outstanding at September 30, 2011 and December 31, 2010, respectively	257,251	226,277
Treasury stock, at cost (2,070,867 shares held at September 30, 2011 and December 31, 2010)	(3,751,890)	(3,751,890)
Additional paid-in capital	29,402,747	8,934,735
Retained earnings	17,967,391	13,495,817
Total equity	43,875,499	18,904,939

Total liabilities and stockholders’ equity	$77,528,933	$46,033,532

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$17,064,196	$7,753,086	$39,203,944	$20,947,836
Costs and expenses:
Cost of product sales	7,815,353	1,410,193	13,699,890	3,269,992
Selling, general and administrative expenses	5,411,154	3,505,467	14,924,749	9,383,584
Research and development expense	147,138	252,737	717,802	839,986
Loss from the operations of the joint venture with SEEK	100,614	-	691,865	-
Royalties expense, net	32,461	205,306	377,273	205,307
Depreciation and amortization expense	603,528	300,004	1,690,827	558,973
Total costs and expenses	14,110,248	5,673,707	32,102,406	14,257,842

Income from operations	2,953,948	2,079,379	7,101,538	6,689,994

Other income (expense):
Other income	-	277,387	-	277,762
Gain from bargain purchase	-	881,950	-	881,950
Interest expense, net	(37,300)	8,803	(129,964)	16,447
Total other income, net	(37,300)	1,168,140	(129,964)	1,176,159
Income before income taxes	2,916,648	3,247,519	6,971,574	7,866,153
Income tax provision	922,000	861,747	2,500,000	45,374
Net income	$1,994,648	$2,385,772	$4,471,574	$7,820,779
Net income per share, basic	$0.08	$0.10	$0.19	$0.33
Net income per share, diluted	$0.08	$0.10	$0.19	$0.33
Weighted-average common shares, basic	24,841,554	24,389,689	23,401,910	23,634,913
Weighted-average common shares, diluted	25,147,191	24,416,859	23,737,231	23,655,691

 See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,471,574	$7,820,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,898	42,925
Amortization	1,622,929	516,048
Deferred income tax benefit	(2,414,000)	(2,471,000)
Non-cash interest	-	(6,554)
Stock compensation expense	872,269	291,401
Expense from stock options issued in exchange for services	137,066	-
Gain from bargain purchase from Macoven acquisition	-	(881,950)
Loss from the operations of the joint venture with SEEK	691,865	-
Changes in operating assets and liabilities:
Accounts receivable	(8,894,041)	(2,225,308)
Inventory	(3,372,902)	(1,304,947)
Prepaid expenses and other assets	167,863	971,856
Other assets – long term	-	83,333
Accounts payable	2,519,564	(265,938)
Income taxes	(870,851)	38,594
Accrued expenses	6,264,128	(541,374)
Net cash from operating activities	1,263,362	2,067,865
Cash flows from investing activities:
Investment in joint venure with SEEK	(1,000,000)	-
Acquisition of CEDAX	-	(1,500,000)
Acquisition of Macoven Pharmaceuticals	-	(1,996,432)
Acquisition of non-controlling interest in Gaine - initial payment	-	(326,623)
Acquisition of TCT patent	-	(250,000)
Purchase of equipment	(133,281)	(70,347)
Net cash from investing activities	(1,133,281)	(4,143,402)
Cash flows from financing activities:
Proceeds from line of credit	1,000,000	2,185,706
Payment on contracts payable	(1,930,000)	(300,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $255,254	19,259,746	-
Cash acquired in connection with the reverse merger, net of costs paid	-	5,965,529
Transfer to/from restricted cash	500,000	(500,958)
Payment on acquisition obligation - CEDAX	-	(1,500,000)
Payment received on notes receivable	113,333	66,334
Tax benefit on stock-based awards	123,000	-
Proceeds from issuance of stock through exercise of stock options and employee stock purchase plan	106,905	77,600
Repurchase of stock	-	(210,839)
Distributions to stockholders	-	(121,461)
Net cash from financing activities	19,172,984	5,661,911

Net increase (decrease) in cash and cash equivalents	19,303,065	3,586,374
Cash and cash equivalents, beginning of period	8,260,059	4,578,476
Cash and cash equivalents, end of period	$27,563,124	$8,164,850

Supplemental disclosure:
Cash paid for income taxes	$5,646,690	$2,646,581
Interest paid during the period	$150,771	$4,339
Non-cash transaction
Acquistion of product license - contract payable	$120,000	-
Negotiated repurchases of Pernix common stock from insider	$-	$3,600,000

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATE STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional			Non-
	Common	Paid-In	Treasury	Retained	Controlling
	Stock	Capital	Stock	Earnings	Interest	Total
Balance at December 31, 2009	$209,000	$788,979	$-	$4,308,491	$69,738	$5,376,208

Distributions to stockholders	-	-	-	(121,461)	-	(121,461)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	-	-	-	7,110,497

Acquisition of Gaine non-controlling interest	-	(1,602,692)	-	-	(69,738)	(1,672,430)

Contributed capital in acquisition of Macoven	-	2,211,344	-	-	-	2,211,344

Stock repurchase program
Open market repurchases	(709)	(1,772)	(247,390)	-	-	(249,871)

Negotiated repurchase from related party	(20,000)	(75,500)	(3,504,500)	-	-	(3,600,000)

Proceeds from issuance of common stock	400	77,200	-	-	-	77,600

Stock-based compensation
Restricted stock	1,000	106,946	-	-	-	107,946
Stock options	-	356,319	-	-	-	356,319

Net income	-	-	-	9,308,787	-	9,308,787

Balance at December 31, 2010	226,277	8,934,735	(3,751,890)	13,495,817	-	18,904,939

Stock-based compensation:
Restricted stock	600	215,085	-	-	-	215,685
Stock options	-	581,074	-	-	-	581,074
Employee stock purchase plan	-	75,510	-	-	-	75,510
Issuance of stock options for services from non-employees	-	137,066	-	-	-	137,066
Issuance of common stock upon the exercise of stock options	211	52,623	-	-	-	52,834
Issuance of common stock in connection with employee stock purchase plan	163	53,909	-	-	-	54,072
Income tax benefit on stock based awards	-	123,000	-	-	-	123,000
Issuance of common stock upon additional public offering, net of issuance costs of $255,254	30,000	19,229,745	-	-	-	19,259,745

Net income	-	-	-	4,471,574	-	4,471,574
Balance at September 30, 2011	$257,251	$29,402,747	$(3,751,890)	$17,967,391	$-	$43,875,499

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

Note 1.	Company Overview

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

Registered Direct Offering

On July 27, 2011, the Company completed an underwritten registered direct offering of 4,000,000 shares of common stock pursuant to the terms of that certain underwriting agreement dated July 21, 2011 by and among the Company, the selling stockholders named therein and the underwriters named on Schedule I thereto, for whom Stifel, Nicolaus & Company, Incorporated acted as representative.  As provided in the underwriting agreement, (i) the Company sold an aggregate of 3,000,000 shares of its common stock, and (ii) the selling stockholders sold 1,000,000 shares of common stock.  The public offering price was $7.00 per share, and the underwriters purchased the shares subject to the offering at a price of $6.58 per share.  The offering was led by Aisling Capital and OrbiMed Advisors, LLC. Net proceeds from the sale of the shares of common stock sold by the Company, after underwriting discounts and commissions and offering expenses, were approximately $19.3 million. The Company plans to use the net proceeds from the offering for future acquisitions and other general corporate purposes. The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011.

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

The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results for future periods or the full year.

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

Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, depreciation, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

Equity Method of Accounting

The Company’s investment in the joint venture with SEEK is accounted for at cost and adjusted for the Company’s share (46%) of the joint venture’s undistributed earnings or losses.

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and collaboration revenues.  The following table sets forth the categories of the Company’s net revenues (in thousands) for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Gross product sales	$23,034	$11,533	$56,910	$30,265
Sales allowances	(6,785)	(4,118)	(21,408)	(10,661)
Net product sales	16,249	7,415	35,502	19,604
Co-promotion and royalty revenues	815	338	3,702	1,344
Net revenues	$17,064	$7,753	$39,204	$20,948

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

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2011 and 2010, or 10% of total accounts receivable as of September 30, 2011 and December 31, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cardinal Health, Inc.	49%	24%	43%	39%
McKesson Corporation	13%	44%	19%	34%
AmerisourceBergen Drug Corporation	7%	10%	11%	10%
Morris & Dickson Co., LLC	19%	18%	13%	13%
Total	88%	96%	86%	96%

	Accounts Receivable
	September 30,	December 31,
	2011	2010
Cardinal Health, Inc.	47%	50%
Walgreens Corporation	10%	0%
Morris & Dickson Co., LLC	19%	11%
McKesson Corporation	13%	27%
Total	89%	88%

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

  Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at 5% to 7% of sales of branded products based upon historical data compiled since 2004, as well as other facts and circumstances that may impact future expected returns.  Under our co-promotion arrangement with ParaPRO, certain returns of Natroba sold within the first year of launch reimbursed by ParaPRO up to 65%.  The Company estimates returns at 5% - 12% on sales of generic products depending on assumptions and/or facts and circumstances existing for certain products.  The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reviews quarterly.

Government Program Rebates

 The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product.

Price Adjustments

 The Company’s estimates of price adjustments, which include customer rebates, service fees, chargebacks and other discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

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

See Note 9 for further discussion of co-promotion and royalty revenues.

Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of restricted stock and common stock equivalents (i.e. stock options). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,994,648	$2,385,772	$4,471,574	$7,820,779
Denominator:
Weighted-average common shares, basic	24,841,554	24,389,689	23,401,910	23,634,913
Dilutive effect of stock options	305,637	27,170	335,321	20,778

Weighted-average common shares, diluted	25,147,191	24,416,859	23,737,231	23,655,691

Net income per share, basic and diluted	$0.08	$0.10	$0.19	$0.33

Total outstanding options at September 30, 2011 are 1,718,166.  Options not included above are anti-dilutive as of September 30, 2011.  See Note 10 for information regarding the Company’s outstanding options.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  These reclassifications had no effect on net income as previously reported.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.   ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The ASU does not change the items that must be reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28 to Topic 350 — “ Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ”. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective starting in the first quarter of 2011.  Adoption of this update did not have a material impact on our financial statements.

In 2010, the FASB issued an Accounting Standard Update ASU 2010-27, “Other Expenses (ASC Topic 720)— Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ” This guidance applies to the nondeductible annual fee that will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs as part of U.S. health care reform. This fee is allocated to companies based on their prior calendar year market share for branded prescription drug sales into these government programs. This guidance clarifies how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by U.S. Health Care Reform. This fee will be recorded as selling, general and administrative expense in our condensed consolidated results of operations and will be amortized on a straight-line basis for the year. This guidance was effective for us January 1, 2011.  We are currently awaiting information from the Internal Revenue Service regarding the calculation of this fee.  We do not currently expect that this fee will have a material impact on our results of operations for 2011.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Accounting Standards Codification (“ASC”)  Topic 805)— Disclosure of Supplementary Pro Forma Information for Business Combinations. ” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

In March 2010, the FASB issued ASU No 2010-12, “Income Taxes (ASC Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC staff announcements. In essence, the announcements provide that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update was effective immediately. The Company does not expect the health care bills to affect the Company’s tax positions.

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

Acquisition of CEDAX

On March 24, 2010, the Company completed the acquisition of substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million paid in three installments as follows: (i) $1.5 million paid at closing, (ii) $1.5 million paid on May 23, 2010 and (iii) $3.1 million paid on December 20, 2010.

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

         In the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for an antitussive product candidate  incorporating the invention claimed in a United States antitussive patent owned by Gaine, Pernix will then be obligated to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock.  Alternatively, upon a tranfer of ownership of the patent, Pernix will be obligated to pay the sellers an aggregate amount equal to the greater of  (i) $5,000,000, or (ii) fifty percent (50%) of the aggregate purchase price, up to a maximum aggregate amount not to exceed $10,000,000, payable in cash or Pernix common stock.  In connection with its formation of the joint venture with SEEK, Pernix granted a subsidiary of the joint venture an exclusive license to all of its Theobromine intellectual property, including the antitussive patent owned by Gaine.  For additional information, see Note 5 – Investment in Joint Venture.

Note 4.	Accounts Receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2011	2010

Trade accounts receivable	$21,022,107	$13,383,021
Less allowance for prompt pay discounts	(450,007)	(305,917)
Total trade receivables	20,572,100	13,077,104
Receivables from third parties – collaboration and royalty arrangements	3,077,709	1,575,447
Other receivables	-	105,689
Total account receivables	$23,649,809	$14,758,240

The Company typically requires its customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased).  The Company offers wholesale distributors a prompt payment discount, which is typically 2%, as an incentive to remit payment within these deadlines.  Accounts receivable is stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of September 30, 2011 and December 31, 2010, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

Note 5.	Investment in Joint Venture

On December 17, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with SEEK, a United Kingdom drug discovery group, to form a joint venture structured as a private company limited by shares incorporated in the United Kingdom (the “JV”).  The purpose of the JV is to develop and obtain regulatory approval in both Europe and the United States for BC 1036, an antitussive cough suppressant pharmaceutical product utilizing Theobromine as an active ingredient. Pernix contributed approximately $1.5 million to the JV, in consideration for 50% of the voting interest and approximately 46% of the total economic interest in the JV.

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

In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of Theobromine (BC 1036). While the JV has not received an offer to purchase the Theobromine assets that was acceptable by its board of directors, the JVcontinues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in the first quarter of 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.

 Below is the condensed balance sheet of the JV:

Condensed Balance Sheet as of:	September 30,	December 31,
(unaudited) (in thousands)	2011	2010
Cash and other current assets	$1,965	$1,332
Intellectual property and other rights (including capitalized development costs)	1,719	1,676
Total assets	$3,684	$3,008

Current liabilities	183	-
Equity	3,501	3,008
Total liabilities and equity	$3,684	$3,008

Theobromine development costs were approximately $219,000 and $1,504,000 for the three and nine months ended September 30, 2011. The Company recorded approximately 46% of these development costs, or $101,000 and $692,000 for the three and nine months ended September 30, 2011, in loss from operations of our JV.

Note 6.	Intangible Assets

Intangible assets consist of the following:

		September 30,	December 31,
	Life	2011	2010
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Product license	1 year	120,000	-
Non-compete and supplier contract – Macoven	2 - 7 years	5,194,571	5,194,571
Non-compete – Ubiquinone	2 years	250,000	250,000
Trademark rights – BROVEX	Indefinite	238,758	238,758
Goodwill	Indefinite	1,406,591	1,406,591
		12,538,920	12,418,920

Accumulated amortization		(3,079,949)	(1,457,020)
		$9,458,971	$10,961,900

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2011 (September – December 31, 2011)	$588,000
2012	1,791,000
2013	1,055,000
2014	1,055,000
2015	1,055,000
Thereafter	2,274,000
$7,818,000

Amortization expense is approximately $578,000 and $1,623,000 for the three and nine months ended September 30, 2011, respectively, and $285,000 and $516,000 for the three and nine months ended September 30, 2010, respectively.

Note 7.	Accrued Allowances

Accrued allowances consist of the following:

	September 30,	December 31,
	2011	2010
Accrued returns allowance	$5,697,000	$4,313,000
Accrued price adjustments	3,886,298	1,743,674
Accrued government program rebates	5,982,590	4,432,000
Total	$15,565,888	$10,488,674

Note 8.	Lines of Credit

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

The Loan Agreement contains customary restrictive covenants and events of default, including breaches of representations and warranties and breaches of covenants. As of September 30, 2011, the Company was in compliance with all financial covenants.

In consideration for Regions entering into the Loan Agreement, the Company granted Regions a first priority security interest in substantially all of its assets except for all patents owned by Pernix as well as certain trademarks.  Regions is also entitled to a first priority security interest on any intellectual property assets acquired with proceeds from the GLOC.

The outstanding balances under the GLOC and the RLOC were $5,000,000 and $1,000,000, respectively, as of September 30, 2011, and $5,000,000 and $0, respectively, as of December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	20111	2010	20111	2010
Pernix Consolidated Gross Margin - including Natroba	57%	82%	68%	84%
Pernix Consolidated Gross Margin - excluding Natroba	79%	82%	78%	84%

1Excludes approximately $492,000 and $1,311,000 in write offs of obsolete, expired and/or donated product inventory for the three and nine months ended September 30, 2011, respectively.

Note 10.	Employee Compensation and Benefits

Stock Options

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with GTA on March 9, 2010.  The maximum number of shares that can be offered under this plan is 5,000,000.  Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units (“RSU”), (e) stock appreciation rights (“SARs”) and (f) other stock-based awards.

As of September 30, 2011, approximately 233,333 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA.  The remaining average contractual life of these options is approximately seventeen months.

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

During the three and nine months ended September 30, 2011, 201,000 and 281,000 options were issued under the 2009 Stock Incentive Plan for an average exercise price of $6.10 and $6.93, respectively.  All of the options expire ten years from the date of the grant.

During the three and nine months ended September 30, 2011, 19,334 and 21,001 options were exercised, respectively. Additionally, during the nine months ended September 30, 2011, 10,000 options previously granted to non-employee former board members expired and 17,833 options previously granted to former employees were cancelled, including 5,833 during the three months ended September 30, 2011.

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Nine Months
Ended
September 30, 2011
Weighted average expected stock price volatility	70.1%
Estimated dividend yield	0%
Risk-free interest rate	2.2%
Expected life of option (in years)	6.6
Weighted average fair value per share	5.53

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

The following table shows the option activity, described above, during the nine months ended September 30, 2011:

		Average
		Exercise
Option Shares	Shares	Price
Outstanding at December 31, 2010	1,026,000	$3.81
Granted(1)	741,000	4.89
Exercised	(21,001)	2.52
Cancelled	(17,833)	3.80
Expired	(10,000)	15.70
Outstanding at September 30, 2011	1,718,166	$4.23
Vested and exercisable, end of period	455,329	$3.68

(1)	Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba. For additional information, see Note 12.

The following table shows the details by range of exercise price for the total options outstanding at September 30, 2011:

		Options Outstanding
Range of Exercise Price		Shares	Remaining Contractual Life (years)
				Options Exercisable
				Shares	Price
$1.94		20,000	1.4	20,000	$1.94
$2.20		30,833	1.4	30,833	2.20
$3.31 - $3.98	(1)	1,249,333	8.8	266,996	3.72
$4.20		137,500	1.4	137,500	4.20
$6.10		200,500	9.9	-	-
$7.90		40,000	9.3	-	-
$10.14		40,000	9.4	-	-

		1,718,166	8.1	455,329	$3.68

(1)
Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 12.

As of September 30, 2011, the aggregate intrinsic value of 455,329 options outstanding and exercisable was approximately $2,338,000.

As of September 30, 2011, there was approximately $2,029,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 2.2 years.

Restricted Stock

During the nine months ended September 30, 2011, 60,000 restricted common shares were issued, all in the first three months of the period.  With the exception of change in the vesting of certain restricted shares described below, the restricted shares will vest ratably over three years from the date they were issued.  As of September 30, 2011, 160,000 restricted common shares have been issued (60,000 during the nine months ended September 30, 2011 and 100,000 in prior periods), 33,332 of which have vested.  Approximately $638,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.86 years.

On August 29, 2011, Jan H. Loeb informed the Company of his resignation from the Company’s Board of Directors, effective August 31, 2011.  In connection with his resignation, the Company entered into a consulting agreement with Mr. Loeb pursuant to which all of Mr. Loeb’s outstanding options issued under the Company’s equity incentive plans that were not yet exercisable became exercisable over a twelve month period (with one-fourth of such options becoming exercisable on the first day of each fiscal quarter beginning with the fourth quarter of 2011), and all outstanding shares of restricted stock held by Mr. Loeb shall be fully vested and free of restriction over a twelve-month period (with one-fourth of such restricted shares becoming vested and free of restriction on the first day of each fiscal quarter beginning with the fourth quarter of 2011).

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral.  Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period.  The Employee  Stock Purchase Plan expires on July 22, 2020.  A total of 1,000,000 shares will be available for purchase under this plan.  For the offering period ended April 30, 2011, 16,336 shares were issued.  Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three and nine months ended September 30, 2011 was approximately $33,000 and $76,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employees	$238,000	$110,000	$577,000	$169,000
Non-employees/Directors	119,000	55,000	295,000	122,000

Total	$357,000	$165,000	$872,000	$291,000

Note 11.	Income Taxes

The income tax provision consisted of the income tax expense (benefit) for the three and nine months ended September 30, 2011 and 2010, as presented in the table below.  The tax expense for the nine months ended September 30, 2010 is shown net of a one-time benefit associated with the recognition of deferred tax assets arising from PTI’s termination of its S election in the first quarter of 2010.

The components of the provision for income taxes are as follows for the three and nine months ending September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$1,543,000	$1,085,157	$4,313,000	$2,156,824
State	145,000	(174,410)	601,000	359,550
	1,688,000	910,747	4,914,000	2,516,374
Deferred:
Federal	(689,000)	(8,000)	(2,091,000)	(2,189,000)
State	(77,000)	(41,000)	(323,000)	(282,000)
	(766,000)	(49,000)	(2,414,000)	(2,471,000)

	$922,000	$861,747	$2,500,000	$45,374

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The sources of the temporary differences and their effect on deferred taxes are as follows:

	September 30,	December 31,
Deferred Tax Assets:	2011	2010
Accounts receivable	$173,000	$118,000
Accrued expenses and allowances	3,665,000	2,268,000
Stock awards	434,000	42,000
Investment in Subsidiary	265,000	-
NOL Carryforwards	532,000	649,000

Gross deferred tax assets	$5,069,000	$3,077,000

Deferred Tax Liabilities:
Property	$(74,000)	$(33,000)
Other	(98,000)	(90,000)
Intangibles	(1,064,000)	(1,535,000)

Gross deferred tax liability	$(1,236,000)	$(1,658,000)

Net deferred tax asset	$3,833,000	$1,419,000

Included in consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities - current	4,330,000	2,494,000
Deferred income tax assets/deferred income tax liabilities - long term	(497,000)	(1,075,000)

Net deferred tax asset	$3,833,000	$1,419,000

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

Effective January 1, 2010, Pernix filed an election to terminate its S Corporation status.  Accordingly, it was required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit for the nine months ended September 30, 2010 was approximately $1,839,000.  In addition, as a result of the merger a deferred tax asset of approximately $779,000 was recorded for the future expected benefit of GTA’s net operating loss carryovers.

The effective income tax rate from continuing operations is different from the federal statutory rate for the nine months ended September 30, 2011 and 2010 for the following reasons:

	Nine Months Ended September 30,
	2011	2010
Expected taxes at statutory rates	35.0%	34.0%
State taxes, net of federal tax benefit	2.6%	3.7%
Establishment of deferred tax asset due to tax status change	0.0%	-41.6%
Change in valuation allowance	0.0%	-17.3%
Other	1.7%	1.5%
	39.3%	-19.7%

Note. 12	Commitments and Contingencies

Letter of Credit

The Company was required to provide a letter of credit to one of its manufacturers as security for its performance of payment in the amount of $500,000.  On June 13, 2011, this letter of credit was released by the manufacturer due to proven payment history.  These funds were transferred to operating cash.

Other Commitments

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  The total royalty revenue recognized for the nine months ended September 30, 2011 and 2010 is approximately $247,000 and  $0, respectively. There was no royalty revenue recognized in the three months ended September 30, 2011 and 2010.  The total royalty expense recognized for the three months ended September 30, 2011 and 2010 was approximately $32,000 and $205,000 respectively. The total royalty expense recognized for the nine months ended September 30, 2011 and 2010 was approximately $624,000 and $205,000, respectively.

 As of September 30, 2011, the Company no longer has any active royalty agreements but will continue to have minimal royalty expense from the amortization of certain prepaid royalties as certain products are sold.

Purchase Commitments

Pursuant to the Supply and Distribution Agreement between the Company and ParaPRO, the Company has purchase commitments for Natroba of approximately $33,830,000 during year 1, $51,740,000 during year 2 and $75,620,000 during year 3 of the supply and distribution agreement in order to retain its exclusive co-promotion rights. The Supply and Distribution Agreement may be terminated pursuant to certain terms in conditions, including but not limited to, the failure of the parties to come to agreement on adjusted dispensed product minimums.

Stock Options Issued in Exchange for Services

In August 2011, the Company and ParaPRO, LLC launched Natroba™ (spinosad) topical suspension, 0.9%, an FDA-approved prescription treatment for head lice in patients four years of age and older. Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commensed upon the launch of Natroba on August 3, 2011, 460,000 stock options were issued to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (iv) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of September 30, 2011, there was approximately $2,718,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 4.9 years.

Severance

Certain employees of the Company have employment agreements which provide for severance payments of up to one times annual base salary and benefits upon termination, depending on the reasons for the termination..  As of September 30, 2011, the Company had no amounts recorded as accrued severance.

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

Purchase of Equity Interest in TherapeuticsMD

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing less than 3.5% of TherapeuticsMD’s outstanding common stock.  The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011.   In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700.

Employee Stock Purchase Plan

As of November 1, 2011, 17,232 shares were issued pursuant to the Employee Stock Purchase Plan for the offering period ended October 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, our principal promoted product families included: ALDEX, BROVEX, CEDAX, and PEDIATEX. We discontinued the marketing of ZEMA PAK in June 2011 but have entered into a collaboration agreement with another party to sell this product under a different name.   In addition, we have acquired co-promotion rights to NATROBA TM (spinosad) Topical Suspension, 0.9% (“Natroba”), which received FDA approval for the treatment of head lice in January 2011 and was made commercially available on August 3, 2011. We launched NATROBA at the beginning of August 2011.

As further discussed below, we are party to a joint venture arrangement for the development of Theobromine, a first-in-class treatment for cough which we plan to continue to develop for both the prescription and over-the counter, or OTC, markets. In addition, the Company develops and launches generic and authorized generic products through Macoven Pharmaceuticals, LLC, or Macoven, its wholly owned subsidiary. Pernix was founded in 1999, is headquartered in The Woodlands, Texas and employs approximately 80 people.

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

Certain products in our portfolio are marketed without a United States Food and Drug Administration (“FDA”) approved marketing application because we consider them to be identical, related or similar to products that have existed in the market without an FDA-approved marketing application, and which were thought not to require pre-market approval, or which were approved only on the basis of safety, at the time they entered the marketplace, subject to FDA enforcement policies established with the FDA’s Drug Efficacy Study Implementation, or DESI, program. On March 2, 2011, the FDA announced the removal of certain unapproved prescription cough, cold and allergy products from the U.S. market.  We had previously converted the ALDEX and BROVEX product families from DESI to OTC monograph, and believe we have and can continue to appropriately market these lines as OTC monograph products.  Except as provided herein, our authorized generic products added through the acquisition of Macoven that are named in the FDA announcement but are not currently marketed as OTC monograph are in the process of being converted, and we do not expect any suspension, delay or interruption in our sales of these products.  We did not convert four of our generic DESI cough and cold products to OTC monograph, as these products were already planned to be phased out prior to the FDA’s announcement.  These products were phased out during the third quarter of  2011.  The FDA announcement has not resulted in a material adverse impact on our results of operations or financial condition, nor do we expect it to in future periods.

In addition to our own product portfolio, we have entered into co-promotion agreements with various parties regarding the marketing of certain products in return for commissions or percentages of revenue on the sales generated. During the nine months ended September 30, 2011, we had seven co-promotion agreements (including the agreement covering Natroba), three of which are for products marketed by others on our behalf and four which is for products marketed by us on behalf of another party.

Third Quarter 2011 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended September 30, 2011:

●	Cash and cash equivalents equaled $27.6 million as of September 30, 2011.

●	Net revenues were approximately $17.1 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively.

●
Net income before taxes was approximately $2.9 million and $3.2 million for the three months ended September 30, 2011 and 2010, respectively.  Net income was approximately $2.0 million and $2.4 million for the three months ended September 30, 2011 and 2010, respectively.

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

In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of Theobromine (BC 1036). While the joint venture has not received an offer to purchase the Theobromine assets that was acceptable by its board of directors, the joint venture continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The joint venture expects to initiate its pivotal Phase III trial in the European Union in the first quarter of 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. On September 26, 2011, the Company funded an additional $1.0 million in cash to the joint venture for continuing operations.

On July 27, 2011, the Company completed an underwritten registered direct offering of 4,000,000 shares of common stock pursuant to the terms of that certain underwriting agreement dated July 21, 2011 by and among the Company, the selling stockholders named therein and the underwriters named on Schedule I thereto, for whom Stifel, Nicolaus & Company, Incorporated acted as representative.  As provided in the underwriting agreement, (i) we sold an aggregate of 3,000,000 shares of our common stock, and (ii) the selling stockholders sold 1,000,000 shares of common stock.  The public offering price was $7.00 per share, and the underwriters purchased the shares subject to the offering at a price of $6.58 per share.  The offering was led by Aisling Capital and OrbiMed Advisors LLC. Net proceeds from the sale of the shares of common stock to be sold by the Company, after underwriting discounts and commissions and estimated offering expenses, were approximately $19.2 million. The Company plans to use the net proceeds from the offering for future acquisitions and other general corporate purposes. The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011.

Financial Operations Overview

The discussion in this section describes our income statement categories.  For a discussion of our results of operations, see “Results of Operations” below.

  Net Revenues

 Pernix’s net revenues consist of net product sales and revenue from co-promotion and royalty agreements. Pernix recognizes product sales net of estimated allowances for returns, government program rebates, price adjustments and prompt pay discounts.  The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted product service fees, rebate and chargeback rates, and the discounts that Pernix recognizes. In addition to our own product portfolio, we have entered into collaboration arrangements such as co-promotion agreements and other revenue sharing arrangements with various parties.

The following table sets forth a summary of Pernix’s net revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Upper respiratory, allergy and antibiotic products	$10,810	$11,173	$40,376	$29,639
Medical food products	117	220	625	486
Dermatology products (including Natroba)	7,709	140	9,962	140
Other generic products	4,398	-	5,947	0
Collaboration and other revenue	815	338	3,702	1,344
Gross Revenues	23,849	11,871	60,612	31,609
Sales Allowances	(6,785)	(4,118)	(21,408)	(10,661)
Net Revenues	$17,064	$7,753	$39,204	$20,948

 Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments,  and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of September 30, 2011.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of September 30, 2011 and December 31, 2010 was approximately $450,000 and $306,000, respectively.

	Product	Program	Price
	Returns	Rebates	Adjustments
	(in thousands)
Balance at December 31, 2009	$3,975	$2,301	$647
Allowance assumed in acquisition of Macoven	245	55	325
Reclass accrual for prompt pay discounts	-	-	(127)
Current provision:
Adjustments to provision for prior year sales	(682)	-	-
Provision – current year sales	2,882	9,288	6,517
Payments and credits	(2,107)	(7,212)	(5,618)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Adjustments to provision for prior year sales	498	1,137	300
Provision – current year sales	3,145	6,957	8,202
Payments and credits	(2,259)	(6,543)	(6,360)
Balance at September 30, 2011	$5,697	$5,983	$3,886

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return the majority of our products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of our products. Most of our products have a 24 to 36–month shelf life from the date of manufacture.  We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining shelf life of the product, the forecast of future sales of the product, and competitive issues such as new product entrants and other known changes in sales trends. We estimate returns of approximately 5% to 7% of sales of branded products (5% on sales of Natroba) and approximately 5% - 12% for generic products based upon historical data and other facts and circumstances that may impact future expected returns to derive the average return percentages of our products. Under our co-promotion agreement with ParaPRO, certain returns of Natroba sold within the first year of launch will be reimbursed by ParaPRO up to 65%. We review the reserve quarterly and adjust it accordingly.  The provision for returns for the nine months ended September 30, 2011 includes a non-recurring adjustment of approximately $672,000 recorded in the second quarter for potential returns of estimated channel inventory of two generic DESI products that have been discontinued as a result of the FDA notice issued in March 2011.  If estimates regarding product demand are inaccurate, if changes in the competitive environment effect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the nine months ended September 30, 2011 would have affected pre-tax earnings by approximately $487,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold. The increase in rebates as a percentage of gross product sales is primarily due to new legislation, specifically Health Care Reform, the fact that we have more products covered by Medicaid (including generics) and the increase in the number of states where we sell products covered by Medicaid.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the nine months ended September 30, 2011, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $121,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $63,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, and chargebacks  are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments and/or chargebacks than originally estimated.  For example, for the nine months ended September 30, 2011, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $504,000.

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

Prompt Payment Discounts. We typically require our customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased).  Terms were extended to 60 days for the sales related to the launch of Natroba. We offer wholesale distributors a prompt payment discount if they make payments within these deadlines.  This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations.  Because our wholesale distributors typically take advantage of the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment.  This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience.  Historically, these adjustments have not been material.  We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue.

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

Royalty Expenses, net

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  As of September 30, 2011, the Company no longer has any active royalty agreements but will continue to have minimal royalty expense from the amortization of certain prepaid royalties as certain products are sold.

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

Loss from the Operations of the Joint Venture

See Note 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Income Taxes.  Effective January 1, 2010, PTI terminated its S Corporation status.   As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. Accordingly, we were required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit for the nine months ended September 30, 2010 was $1,839,000.

In connection with the reverse merger of PTI and GTA on March 9, 2010, a portion of the valuation allowance on operating loss carryovers was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit for the nine months ended September 30, 2010 was $779,000.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Net Revenues.   Net revenues were approximately $17,064,000 and $7,753,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $9,311,000, or 120.1%. The increase in net revenues during the three months ended September 30, 2011 was primarily due to an increase in gross product sales of approximately $11,501,000 and an increase in collaboration and other revenue of approximately $477,000.  The increase in gross product sales was attributed to gross sales from the launch of Natroba of approximately $7,751,000, an increase in gross sales of CEDAX and an increase in the sales of generic products through our generic subsidiary, Macoven, which we acquired in September 2010.  The increase in gross revenue was offset by an increase in deductions from gross product sales revenue (including allowances for returns, government program rebates and price adjustments) of approximately $2,667,000, or 64.8%, due primarily to an increase in chargebacks, rebates and vendor fees primarily attributed to the increase in our generic product sales and chargebacks applicable to launch sales of Natroba.

 Cost of Product Sales.  Cost of product sales was approximately $7,815,000 and $1,410,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $6,405,000, or 454.2%. The increase in cost of product sales is primarily the result of the launch of the Natroba product line in August of 2011.  The cost that the Company pays for Natroba pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that we pay on the other products in our portfolio. See Note 9 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a comparison of our gross margin.  In addition, cost of product sales for this period includes a non-recurring adjustment of approximately $492,000 for expiring and/or discontinued products that were destroyed or donated.   The cost of product samples included in cost of product sales was approximately $131,000 and $259,000 for the three months ended September 30, 2011 and 2010, respectively, a decrease of approximately $128,000, or 49.4%.  Collaboration expense included in cost of sales was approximately $741,000 and $471,000, an increase of approximately $270,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase in the collaboration expense is primarily due to a profit sharing arrangement on one of our generic products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $5,411,000 and $3,505,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $1,906,000, or 54.4%.  Salaries, bonuses, commissions, incentives and stock compensation expense ("overall compensation expense") represented approximately $3,162,000, or 58.4%, and $2,087,000, or 59.5%, of total selling, general and administrative expenses for the three months ended September 30, 2011 and 2010, respectively.  The increase in overall compensation expense is primarily due to an increase in commisions from the increase in gross sales and the higher commission rate paid on Natroba in comparison to our other products, an increase in accrued bonuses, an increase in the base salary of each sales representative that was effective February 1, 2011 and the addition of several new positions after September 30, 2010.  Other selling, general and administrative expenses were approximately $2,249,000 and $1,419,000 for the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $830,000, or 58.5%. This increase in other selling, general and administrative expenses was primarily due to an increase in professional fees (legal, tax preparation, recruitment, etc.) regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology expenses, certain public company costs and investor relations expenses, and increased overhead (such as travel, telephone, and vehicle expenses).

Royalty Expenses, net.  Royalty expenses were approximately $32,000 and $205,000, respectively, during the three months ended September 30, 2011. We did not recognize any royalty revenue during the three months ended September 30, 2011 and 2010.

Research and Development Expense. Research and development expenses were approximately $147,000 and $253,000 for the three months ended September 30, 2011 and 2010, respectively. The research and development expenses during the current period are primarily related to the launch of a new generic product.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $101,000 for the three months ended September 30, 2011 which primarily relates to research and development costs for BC 1036.

Other Expenses

Depreciation and Amortization Expense.  Depreciation expenses were approximately $25,000 and $15,000 for the three months ended September 30, 2011 and 2010, respectively. The increase of approximately $10,000, or 66.3%, is due to information technology and furniture purchases.

Amortization expense was approximately $578,000 and $285,000 for the three months ended September 30, 2011 and 2010.  The increase of approximately $293,000 is due to the amortization under certain of our acquisition agreements, including CEDAX in March 2010 and Macoven in September 2010.  For further discussion, see Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net. Interest income was approximately $16,000 and $15,000 for the three months ended September 30, 2011 and 2010, respectively.  Interest expense was approximately $53,000 and $6,000 for the three months ended September 30, 2011 and 2010, respectively.  The increase in interest expense is related to the outstanding balance under our line of credit and certain insurance financing arrangements.

 Comparison of the Nine Months Ended September 30, 2011 and 2010

Net Revenues.  Net revenues were approximately $39,204,000 and $20,948,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $18,256,000, or 87.1%. The increase in net revenues during the nine months ended September 30, 2011 was primarily due to an increase in gross product sales of approximately $26,645,000, or 88.0%, and an increase in collaboration and other revenue of approximately $2,358,000.  The increase in gross product sales was attributed to approximately $7,751,000 in gross sales from the launch of Natroba, an increase in the gross sales of our new formulation of CEDAX and an increase in the sales of generic products through Macoven.  As previously noted, since we did not acquire  Macoven until September 2010, generic product sales did not make up a significant amount of our gross sales for the nine months ended September 30, 2010. The increase in gross revenue was offset by an increase in deductions from gross product sales revenue (including allowances for returns, government program rebates and price adjustments) of approximately $10,747,000, or 100.8%, resulting from the overall increase in gross sales and also due to price adjustments (chargebacks, rebates and vendor fees) that are primarily applicable to sales of our generic products.

Cost of Product Sales.  Cost of product sales was approximately $13,700,000 and $3,270,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $10,430,000, or 319.0%.  The increase in cost of product sales is primarily the result of the overall increase in gross product sales and the launch of the Natroba product line in August of 2011.  As previously noted, the cost that the Company pays for Natroba pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that we pay on the other products in our portfolio.  See Note 9 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a comparison of our gross margin. The increase is also due to the higher manufacturing cost associated with CEDAX, which we acquired in March 2010 as compared to our other product lines. In addition, cost of product sales for this period includes a non-recurring adjustment of approximately $1,311,000 for expiring and/or discontinued products that were destroyed or donated.   The cost of product samples included in cost of product sales was approximately $631,000 and $480,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $151,000, or 31.5%.  Collaboration expense included in cost of sales was approximately $1,296,000 and $124,000 an increase of approximately $1,172,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in the collaboration expense is primarily due to a profit sharing arrangement on one of our generic products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $14,925,000 and $9,384,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $5,541,000, or 59.1%.  Overall compensation expense represented approximately $8,923,000, or 59.8%, and $5,447,000, or 58.0%, of total selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.  As previously noted the increase in overall compensation expense is due to an increase commissions from the increase in gross sales and the higher commission rate paid on Natroba in comparison to our other products, an increase in accrued bonuses, an increase in the base salary of each sales representative effective February 1, 2011 and the addition of several new positions after September 2010.   Other selling, general and administrative expenses were approximately $6,002,000 and $3,937,000 for the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $2,065,000, or 52.4%.   This increase in selling, general and administrative was primarily due to an increase in professional fees (legal, tax preparation, recruitment, etc.) regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology expenses, certain public company costs and investor relations expenses, and increased overhead (such as travel, telephone, and vehicle expenses).

        Royalty Expenses, net.  Royalty expenses, net were approximately $377,000 and $205,000 for the nine months ended September 30, 2011 and 2010, respectively.  Royalty expenses were approximately $624,000 and $205,000 during the nine months ended September 30, 2011 and 2010, respectively, representing fees incurred under two agreements.  Royalty expenses are related to obligations under license and co-promotional agreements.  These royalty expenses for the nine months ended September 30, 2011, were partially offset by royalty revenue of approximately $247,000 related to the TCT control delivery technology.

Research and Development Expense.  Research and development expenses were approximately $718,000 and $840,000 for the nine months ended September 30, 2011 and 2010, respectively. The research and development costs during the current period are primarily related to the launch of a new generic product.  The research and development expenses in the nine months ended September 30, 2010 were primarily due to the amortization of the $1.5 million development fee paid to Macoven in July 2009.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $692,000 for the nine months ended September 30, 2011 which represents primarily research and development costs related to the development of BC1036, Theobromine, a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough.

Other Expenses

Depreciation and Amortization Expense.  Depreciation expenses were approximately $68,000 and $43,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase of approximately $25,000, or 58.2%, is due to information technology and furniture purchases.

Amortization expense was approximately $1,623,000 and $516,000 for the nine months ended September 30, 2011 and 2010.  The increase of approximately $1,107,000 is due to the amortization under certain of our commercial agreements that we entered into, including the agreements evidencing our acquisitions of CEDAX in March 2010 and Macoven in September 2010.  For further discussion, see Note 3 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net.  Interest income was approximately $29,000 and $25,000 for the nine months ended September 30, 2011 and 2010, respectively.  Interest expense was approximately $159,000 and $8,000 for the nine months ended September 30, 2011 and 2010, respectively, related to our line of credit and insurance financing arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes was approximately $6,972,000 and $7,866,000 for the nine months ended September 30, 2011 and 2010, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues. As of September 30, 2011, Pernix had approximately $27,563,000 in cash and cash equivalents.

As previously discussed, on July 27, 2011, the Company completed an underwritten registered direct offering of common stock.  Net proceeds from the sale of the shares of common stock to be sold by the Company, after underwriting discounts and commissions and estimated offering expenses, were approximately $19.3 million. For additional information, see Note 1 to the Company’s Condensed Consolidated Financial Statements contained herein.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	(rounded)
	2011	2010
Cash provided by (used in)
Operating activities	$1,263,362	$2,067,865
Investing activities	(1,133,281)	(4,143,402)
Financing activities	19,172,984	5,661,911
Net increase in cash and cash equivalents	$19,303,065	$3,586,374

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was approximately $1,263,000 and $2,068,000, respectively.  Net cash provided by operating activities for the nine months ended September 30, 2011 reflects Pernix’s net income of approximately $4,472,000, adjusted by non-cash expenses totaling approximately $3,392,000 partially offset by a non-cash deferred income tax benefit of approximately $2,414,000 and approximately $4,186,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.   Non-cash expenses included amortization of approximately $1,623,000,  depreciation of approximately $68,000, stock compensation expense of approximately $872,000, stock option expense for options issued to ParaPRO of approximately $137,000 and expenses from our joint venture with SEEK of approximately $692,000. Net cash provided by operating activities for the nine months ended September 30, 2010 primarily reflected Pernix’s net income of approximately $7,821,000, adjusted by non-cash expenses totaling approximately $850,000 offset by a non-cash deferred income  tax benefit of approximately $2,471,000, a bargain purchase gain from the acquisition of Macoven of approximately $882,000, non-cash interest income of approximately $6,000 and approximately $3,244,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash expenses included amortization of approximately $516,000, depreciation of approximately $43,000, and stock compensation expense of approximately $291,000.

Accounts receivable at September 30, 2011, increased approximately $8,894,000 (including approximately $2,000 in interest on the letter of credit released and transferred to cash) from December 31, 2010 primarily attributable to an increase in net revenues, including an increase in generic product sales that have longer payment terms, and the extended payment terms given on the sales related to the launch of Natroba.  Inventories increased approximately $3,373,000 from December 31, 2010 primarily attributable to the launch of the Natroba product line in August.  Prepaid expenses and other assets decreased by approximately $277,000, of which approximately $113,000 was a payment received on a note receivable and classified as a financing cash flow.

Accrued expenses and allowances increased approximately $6,264,000, in the aggregate, from December 31, 2010, primarily due to an increase in gross product revenue.  Accounts payable increased approximately $2,520,000 due to the initial stocking of the Natroba product.

 Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was approximately $1,133,000 and $4,143,000, respectively.  The cash flow from investing activities for the nine months ended September 30, 2011 consisted of a $1,000,000 additional investment in our joint venture with SEEK offset by approximately $133,000 in purchases of  equipment and furniture, primarily for our new corporate headquarters.  The $4,143,000 used in the nine months ended September 30, 2010 primarily consisted of approximately (i) $1,996,000, net of cash acquired of approximately $189,000,  paid in the acquisition of Macoven,  (ii) the initial installment of the purchase price of CEDAX of $1,500,000, (iii) the initial installment, net of adjustments, in the Gaine acquisition of approximately $327,000, (iv)  the amount paid in the acquisition of the TCT patent of $250,000, and (v) purchases of office furniture and equipment of approximately $70,000.

 Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 was approximately $19,173,000 which represents approximately (i) $1,000,000 in proceeds from our revolving line of credit, (ii) $19,260,000 in net proceeds from the additional equity offering completed on July 27, 2011, (iii) $500,000 in cash released from a letter of credit and transferred from restricted to unrestricted cash, (iv) $113,000 in payment received on notes receivable, (v) $123,000 tax benefit on stock-based awards, and (v) $107,000 in proceeds from the issuance of stock under our employee stock purchase and incentive stock plans, partially offset by approximately (i) $900,000 in installment payments on the repurchase of stock from a related party, (ii) $1,000,000 for the last scheduled installment on the acquisition of Gaine, and  (iii) $30,000 in payments under other installment contracts payable. Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $5,662,000, which represents cash acquired in connection with the merger with GTA of approximately $5,966,000, proceeds from line of credit of approximately $2,185,000, proceeds from payment on notes receivable of approximately $66,000 and proceeds from the issuance of stock through the exercise of stock options of approximately $78,000, partially offset by approximately $1,500,000 for the second installment payment on the acquisition of CEDAX, $300,000 for the first installment payment on the repurchase of stock from a related party, $211,000 in stock repurchases under our stock buyback program, approximately $121,000 in distributions to stockholders and $501,000 representing a transfer to restricted cash for the issuance of a letter of credit plus accrued interest.

  Funding Requirements

As of September 30, 2011, Pernix had a revolving credit line with approximately $4.0 million available for working capital.   The Company is currently in discussions with Regions to potentially expand the revolver amount from $10.0 million to $25 million to provide additional funding for product acquisition and/or development opportunities.  Pernix’s future capital requirements will depend on many factors, including:

●	the level of product sales of its currently marketed products and any additional products that Pernix may market in the future;

●	the level of inventory purchase commitments under supply, manufacturing, license and/or co-promotion agreements;
●	the scope, progress, results and costs of development activities for Pernix’s current product candidates;

●	the costs, timing and outcome of regulatory review of Pernix’s product candidates, including the development of Theobromine product candidates through Pernix’s joint venture with SEEK;

●	the number of, and development requirements for, additional product candidates that Pernix pursues;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of Pernix’s product candidates and products;

●	the extent to which Pernix acquires or invests in products, businesses and technologies;

●	the extent to which Pernix chooses to establish collaboration, co-promotion, distribution or other similar arrangements for its marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to Pernix.

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

As of November 11, 2011, Pernix has approximately $31 million in cash on hand.  Based on its current operating plans, Pernix believes that its existing cash, which includes approximately $19.3 million from the recently completed equity offering, revenues from product sales and the available line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses, general capital expenditure requirements, potential acquisitions or other business opportunities for the foreseeable future.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies” to Pernix’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 contained in Part I, Item I of this Form 10-Q.

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

As of September 30, 2011, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

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

On August 24, 2010, the Company and ParaPRO, LLC entered into co-promotion, supply and support services agreements relating to the promotion and sale of ParaPRO’s Natroba™ (spinosad) Topical Suspension, 0.9% for the treatment of head lice.  The co-promotion agreement provides that the Company and ParaPRO will exclusively market Natroba in the United States using a combined sales force following receipt of all requisite government and regulatory approvals.  The support services agreement provides that the Company would grant 460,000 options to purchase shares of its common stock to ParaPRO following receipt of all governmental and regulatory approvals necessary to market and sell Natroba in the United States, with each option having an exercise price equal to $3.65, representing the closing price of the Company’s common stock as of August 24, 2010.  The options, when granted, would become exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (iv) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018, with each option exercisable for a period of five years.

On January 18, 2011, the FDA approved Natroba as a prescription medication indicated for topical head lice and it was made commercially available on August 3, 2011 on which date the Company’s support services agreement with ParaPRO commenced pursuant to which the Company granted 460,000 options to purchase its common stock to ParaPRO.  The grant of the options and any subsequent issuance of shares upon exercise of such options is made pursuant to a private offering under Rule 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED AND REMOVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

1.1
Underwriting Agreement dated July 21, 2011 between Pernix Therapeutics Holdings, Inc., the selling stockholders named therein and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named in Schedule I thereto (previously filed as Exhibit 1.1 to our Current Report on Form 8-K filed on July 21, 2011 and incorporated here by reference).

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

10.1*	Consulting Agreement by and between Pernix Therapeutics Holdings, Inc. and Jan Loeb dated August 29, 2011.

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
________________________
* Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ COOPER COLLINS
Cooper Collins
Chief Executive Officer and President

Date: November 14, 2011	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Chief Financial Officer and Secretary