Form 10-K
period 2011-12-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2012-03-29
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

(Mark One)
☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 001-14494

Pernix Therapeutics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

10003 Woodloch Forest Drive The Woodlands, TX 77380	(832) 934-1825
(Address of principal executive offices) (Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was approximately $63,867,465, based upon the closing sales price of the registrant’s common stock as reported on the NYSE Amex. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

On March 23, 2012, the registrant had 26,034,272 shares of its common stock outstanding.

PERNIX THERAPEUTICS HOLDINGS, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2011

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

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Pernix Therapeutics Holdings, Inc. (“Pernix” or the “Company”)  is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas.  We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and over-the-counter ("OTC") businesses. We manage a portfolio of branded and generic products and theobromine, a non-codeine, cough suppressant product candidate in development.  Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). We also market REZYST IM™, a proprietary probiotic blend to promote dietary management.  The Company promotes its branded products through an established U.S. sales force. Pernix also markets generic products through its wholly-owned subsidiary, Macoven Pharmaceuticals.

In January 2012, we entered into a license and supply agreement with a private company for a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, we obtained exclusive marketing rights to this product in the United States. We paid an up-front license fee of $2.0 million and expect to pay an additional fee of $2.0 million upon commercial launch of the product. In addition to these license fees, the agreement calls for us to pay royalties and milestone payments based on the sales of the product. The product is expected to launch in mid-year 2012. Prior to launching the product, Pernix plans to establish a sales force of up to 30 representatives, consisting of new hires and current sales representatives, dedicated to gastroenterology.

Pernix is the surviving corporation of a 2010 merger between Pernix Therapeutics, Inc., or PTI, and Golf Trust of America, Inc., or GTA. The words “we,” “us” or “our” refers to Pernix and its consolidated subsidiaries, except where the context otherwise requires.

Pernix was incorporated in November 1996 and is headquartered in The Woodlands, Texas and employs approximately 85 people full-time.

Business Strategy

Our objective is to be a leader in developing, marketing and selling prescription (branded and generic) and over-the-counter, or OTC, pharmaceutical products in the U.S. for pediatric and adult indications. Our strategy to achieve this objective includes the following elements:

Leveraging our focused sales and marketing organization-We have built an effective sales and marketing organization consisting of 55 sales representatives as of December 31, 2011 that targets pediatric and high-prescribing physicians. We believe the concentration of high volume prescribers in our target markets enables us to effectively promote our products with a smaller and more focused sales and marketing organization than would be required for other markets. We intend to acquire or in-license products and late-stage product development candidates and to develop products that will leverage the capacity of our sales and marketing organization as well as the relationships we have established with our target physicians.  Further, we believe fixed costs from our field sales personnel are significantly less per representative than those incurred by larger more established pharmaceutical companies due to our higher ratio of incentive based compensation. This aligns representative pay to sales performance, providing upside commission potential and attracting top sales performers.

Acquiring or in-licensing late-stage product development candidates-We also selectively seek to acquire or in-license late-stage product development candidates. We are focused on product development candidates that are ready for or have already entered Phase III clinical trials and should therefore present less development risk than product candidates at an earlier stage of development. We focus on product development candidates that would be prescribed by our target physicians, especially in pediatrics. We believe that our established sales and marketing organization and our sound cash position make us an attractive commercialization partner for many biotechnology and pharmaceutical companies with late-stage product development candidates. We are actively pursuing the acquisition of rights to product development candidates that, if successful, may require the use of substantial capital resources.

Acquiring or in-licensing approved pharmaceuticals-We have historically grown our business by acquiring or in-licensing rights to market and sell prescription and OTC pharmaceutical products and we intend to continue to grow in this manner. We are particularly focused on products that are prescribed by pediatricians and that are under-promoted by large pharmaceutical companies. We believe that the revenue threshold for products that large pharmaceutical companies can promote effectively is increasing, potentially creating attractive opportunities for us to acquire additional products, especially in pediatrics where the market sizes are smaller. We are actively pursuing the acquisition of rights to market and sell additional products which, if successful, may require the use of substantial capital resources.

Develop and sell generic versions of selected branded products through our Macoven subsidiary-We intend to continue developing our Macoven subsidiary to diversify our product mix while creating a base business without branding, patent life or sales force detailing.  Our business goals for Macoven include launching authorized generic products for branded pharmaceutical companies including Pernix, developing generic products for patented or niche branded products and developing generic products that have a limited number of alternatives.

Develop theobromine with our joint venture partner for both prescription and OTC markets-We are currently evaluating all of our potential opportunities for theobromine with our joint venture partner, SEEK, a leading drug discovery and development group based in the United Kingdom. In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of theobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.  To date, the Company has funded an aggregate of $2.5 million in cash to the JV for continuing operations.

Expand into new geographical and therapeutic markets-As previously discussed, we intend to establish a sales force of approximately 30 representatives, consisting of new and existing representatives, dedicated to gastroenterology following our entry into the license and supply agreement described above.  We may also hire additional representatives to our sales force in both existing and new geographic markets to promote products in our existing product line. We intend to explore additional therapeutic areas which have similar characteristics to the pediatrics market, including areas that are underserved by current pharmaceutical companies, where there is a readily identifiable set of high prescribing physicians for efficient sales force deployment or where we can acquire promotion sensitive products that are currently under-promoted by existing large pharmaceutical companies.

Products and Product Candidates

 Our Promoted Products

Pernix has assembled a branded product portfolio that includes 6 promoted product families.  We also promote a family of generic products through our wholly-owned subsidiary, Macoven Pharmaceuticals.  Additionally, we plan to begin promoting an FDA-approved prescription product to treat gastroenterology in mid-year.  We promote our products through our own direct sales force. The table below provides information on our branded promoted product portfolio as of March 23, 2012:

Marketed Product Family	Primary Indication	Rights	Launched by Pernix

ALDEX	Allergies, congestion and cough	Pernix	Q3:2006

BROVEX	Allergies, congestion and cough	Pernix	Q2:2009

CEDAX	Bronchitis, ear and throat infections	Pernix	Q2:2010

NATROBA	Topical treatment of head lice	Pernix(license from ParaPRO)	Q3:2011

PEDIATEX	Allergies and congestion	Pernix	Q3:2008

REZYST	Probiotic	Pernix	Q1:2009

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

We completed the conversion of the ALDEX product family from Drug Efficacy Study Implementation (DESI) to OTC monograph in May 2010, and believe we can continue to appropriately market this line as an OTC monograph product.

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

Two commonly used decongestants are phenylephrine and pseudoephedrine. Phenylephrine is found in OTC treatments, such as Johnson and Johnson’s Sudafed PE, Pfizer’s Robitussin® CF, McNeil-PPC, Inc.’s Tylenol® Sinus and Novartis Consumer Health Inc.’s Theraflu®. Pseudoephedrine is found in OTC treatments, such as Johnson and Johnson’s Sudafed®, Burroughs Wellcome Fund’s Actifed®, GlaxoSmithKline plc’s Contac® and Schering-Plough HealthCare Products Inc.’s Claritin®-D.

Other Treatments. Other branded and similar antihistamine, decongestant, and cough suppressants marketed in the U.S. that compete with our ALDEX line include prescription and OTC cold, cough and allergy products.

Intellectual Property. The ALDEX line incorporates patent-protected drug delivery technology developed by Kiel Laboratories, which we purchased in 2010. The patents have claims for preparing a controlled delivery technology: two are for liquid and semi-solid dosage forms and one is for tablet, capsule, and solid dosage forms.  We also own a trademark on the name ALDEX in the U.S. Please see the “Intellectual Property” section of this Item 1 for a more detailed description of the rights associated with the ALDEX line of products. Please see the “Acquisitions and License Agreements, Collaborations and Co-Promotions” section of this Item 1 for a description of our rights to the drug delivery technology developed by Kiel.

BROVEX Line. The BROVEX line is a line of antihistamine combinations with the active pharmaceutical ingredient, or API, brompheniramine maleate, part of the first generation class of antihistamines called alkylamines that are indicated for the temporary relief of sneezing, itchy, watery eyes, itchy nose or throat, and runny nose due to hay fever or other respiratory allergies. We acquired the BROVEX product line from DaySpring and launched it in the second quarter of 2009. Our BROVEX product line is marketed in a variety of formulations and combinations to target specific segments of the antihistamine market.

We completed the conversion of the BROVEX product family to OTC monograph from DESI drugs in April 2011 and believe we can continue to appropriately market this line as an OTC monograph product.

Market Opportunity. See “Market Opportunity” in the discussion of our ALDEX product line above.

Other Treatments. Other treatment options available are Poly Pharmaceuticals’ Alahist DM, Wockhardt Pediatric Care’s Bromfed DM, and numerous other antihistamine and decongestant combination brands and similar generics.

Intellectual Property.   BROVEX is covered by two trademarks registered in the U.S. Patent and Trademark Office, which we acquired in June 2009. Please see the “Intellectual Property” section of this Item 1 for a more detailed description of the rights associated with the BROVEX line of products.

CEDAX Line. CEDAX is a third generation oral cephalosporin indicated for the treatment of mild to moderate acute bacterial exacerbations of chronic bronchitis, middle ear infection due to haemophilus influenza or streptococcus pyogenes. We acquired the CEDAX product line from Shionogi in the first half of 2010, and launched our CEDAX product line in the second quarter of 2010. We sell a variety of dosages utilizing both capsule and oral suspension drug delivery methodologies.

Market Opportunity. According to the American Academy of Pediatrics, over 5 million cases of middle ear infections occur annually in children, which resulted in more than 10 million antibiotic prescriptions per year.

Other Treatments. Other branded and similar prescription treatments marketed in the U.S. that compete with our CEDAX line include Suprax, Amoxicillin, Omnicef, Cefzil, Ceclor and Ceftin.

Intellectual Property. We have a non-exclusive license to the patent used in our CEDAX product line.  The patent will likely expire on February 4, 2014. We also own a trademark on the name CEDAX in the U.S. Please see the “Intellectual Property” section of this Item 1 for a more detailed description of the rights associated with the CEDAX line of products.

NATROBA Line.   NATROBA Topical Suspension is a prescription medicine used to treat head lice (pediculosis capitis) in adults and children 4 years of age and older. NATROBA contains the active ingredient spinosad, which is derived from a naturally occurring soil bacterium.   NATROBA received FDA approval for use in patients ages 4 and up in January 2011. We entered into a co-promotion agreement with ParaPRO for NATROBA in 2010 and launched NATROBA in the beginning of August 2011.

NATROBA Topical Suspension is available in a ready to use 4 oz. bottle for all hair types. NATROBA Topical Suspension is easily applied to the scalp and scalp hair and is left on for ten minutes prior to rinsing with warm water. Once NATROBA Topical Suspension is rinsed off, a fine-tooth comb may be used to remove dead lice and nits from the hair and scalp, but combing is not required.

NATROBA’s FDA approval was supported by superiority studies versus NIX® (permethrin 1%). In two Phase III clinical studies published in Pediatrics, nearly twice as many patients were free of head lice after treatment with NATROBA Topical Suspension compared with NIX® (permethrin 1%). NATROBA Topical Suspension has been shown to be effective in eliminating head lice infestations without the need for time consuming combing in a single treatment in most patients. Currently, other common prescription and over the counter medications require combing as part of the treatment regimen.

In Phase III clinical studies comparing NATROBA Topical Solution to NIX® (permethrin 1%), there were few adverse events reported. The most commonly occurring adverse events included application-site erythema (redness of the skin) which occurred in 3% of the NATROBA patients (vs. 7% of permethrin 1%), ocular hyperemia (redness and irritation of the eyes) which occurred in 2% of the NATROBA patients (vs. 3% of permethrin 1%) and application-site irritation which occurred in 1% of NATROBA patients (vs. 2% of permethrin 1%). Although adverse event rates were low for both products, application site redness occurred  less frequently in patients treated with NATROBA than in patients treated with NIX® (permethrin 1%).

Market Opportunity. Head lice is a highly communicable condition that occurs primarily among school age children. As reported by Pediatrics in 2007, an estimated 6 to 12 million cases of head lice occur annually in the United States  in children ages 3 to 11.

Other Treatments. Other branded and similar generic topical prescription lice treatments include NIX®, OVIDE®, LINDANE and ULESFIA TM .

Launch Focus. Our sales force of approximately 55 sales representatives promotes NATROBA primarily to the pediatric market, including pediatricians and school nurses. Pharmacist and consumer education are also an important element of our promotional efforts to market  NATROBA.

Intellectual Property. The NATROBA product line is covered by four patents, which are owned by ParaPRO and for which we have exclusive co-promotion rights. The last patent covering the NATROBA product line will likely expire in 2021. Please see the “Acquisitions and License Agreements, Collaborations and Co-Promotions” section of this Item 1 for a more detailed description of our rights associated with the NATROBA line of products.

PEDIATEX Line. Currently the only product that we market and sell in our PEDIATEX line is PEDIATEX TD. PEDIATEX TD is an antihistamine/nasal decongestant combination liquid for oral administration. Each 1mL dose contains the API Tripolidine HC1 and Pseudoephedrine HC1. Tripolidine HC1 is a first generation antihistamine in the alkylamine class. Pseudoephedrine, a decongestant, is a sympathomimetic, which acts predominantly on alpha-adrenergic receptors in the mucosa of the respiratory tract, producing vasoconstriction and having minimal effect on beta-receptors. It therefore functions as an oral nasal decongestant with minimal central nervous system stimulation. This decongestant also increases sinus drainage and secretions. PEDIATEX TD is indicated for the relief of runny nose, sneezing, itching of nose and throat, itchy, watery eyes due to hay fever or other respiratory allergies. We launched PEDIATEX TD in August 2008.

Market Opportunity. See “Market Opportunity” in the discussion of our ALDEX product line above.

Other Treatments. Other treatment options available include Hawthorn Pharmaceuticals’ Nasohist, Jaymac Pharmaceuticals’ J-Tan D PD and other branded and similar generic antihistamine, decongestant, and cough suppressants marketed in the U.S. that compete with our PEDIATEX line, which also includes prescription and OTC cold, cough and allergy products.

Intellectual Property. The PEDIATEX line incorporates the patent-protected drug delivery technology developed by Kiel.  See  “Intellectual Property” in the discussion of our ALDEX product line above. We also own a trademark on the name PEDIATEX in the U.S.

REZYST Line.   REZYST IM is a proprietary probiotic blend that promotes the dietary management of patients with the distinctive nutritional requirements associated with the gastro-intestinal flora.  It is specifically formulated to improve the digestive health of patients by replacing the active cultures altered by diet, stress, and antibiotics.  We first launched this product in February 2009.

Market Opportunity. Probiotics represent one of the fastest growing market segments in the United States.  According to the Nutrition Business Journal, overall market sales of probiotics in 2010 reached $636 million and were up 18.9% from the previous year.  A recent study in November 2011 conducted by ConsumerLab.com found 34.1% of women and 27.7% of men use probiotics.

Other Treatments.  There are many competitive products on the market today with Procter & Gamble’s Align® and Biocodex | USA’s Florastor® among the most significant.

Intellectual Property. We own the proprietary probiotic blend that we employ in our REZYST product as a trade secret. We also have a registered trademark for the REZYST name in the U.S.

 Other Marketed Products

In addition to our products promoted by our sales force, we sell a variety of other products for pediatric indications and generic versions of selected branded products through our Macoven subsidiary.

 Product Candidates In Development

Theobromine.   Theobromine is an alkaloid naturally present in dark chocolate which is an existing human metabolite of caffeine. Based on a review of available data, we believe theobromine has been shown to inhibit the inappropriate firing of the vagus nerve which is a key feature of persistent cough. We believe theobromine presents the potential to address the need for a safer and more effective, non-opioid treatment for persistent cough.

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

We entered into a joint venture with SEEK in December 2010 for the development of theobromine.  In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of theobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in  2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. To date, the Company has funded an aggregate amount of approximately $2.5 million in cash to the JV for continuing operations.

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

Other Treatments. Other branded antitussive products include Robitussin ® AC and Dimetane DC.

Intellectual Property.   By virtue of its ownership interest in the joint venture with SEEK, Pernix holds an indirect interest in certain U.S. and foreign patents and patent applications covering pharmaceutical compositions containing theobromine in mixtures  with various agents or delivery systems and/or the use thereof for the treatment of irritable cough and other related conditions.  Additionally, Pernix has an exclusive license to develop and market products in the United States utilizing or otherwise incorporating the theobromine U.S. patent rights for pediatric use to the extent development and clinical trials of such product are funded by Pernix.  Please see the "Intellectual Property” and “Acquisitions and License Agreements, Collaborations and Co-Promotions” sections of this Item 1 for a more detailed description of the rights associated with the theobromine product candidate.

Other Product Candidates. The Company is working on several other product candidates. The most significant is a prescription product for the pediatrics market.  In March 2012, the Company entered into a product development agreement with a private company for this product. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

Sales and Marketing

Our sales force, which consists of approximately 55 full-time sales representatives as of December 31, 2011, promotes our ALDEX, BROVEX, CEDAX, PEDIATEX, REZYST and NATROBA families of branded products primarily in highly populated states, targeting pediatric and high-prescribing physicians that are in the top decile of physicians that prescribe our products. We believe that this highly specialized approach provides us with the opportunity for greater access to this group of health care professionals and increases our market coverage and frequency of visits to this target audience. In addition to our sales team, our corporate staff includes a sales management team consisting of pharmaceutical industry veterans experienced in management, business development, and sales and marketing, and has an average of nine years of sales management experience. We may choose to expand our sales force through acquisitions or hiring additional personnel.

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

Manufacturing

We currently outsource all manufacturing of our promoted products and product candidates, but we maintain internal quality standards, regulatory compliance and a committed level of resources to administer the operations of these outsourcing relationships. We currently depend on outsourcing relationships for the supply of the active ingredients in our pharmaceutical products and product candidates, the manufacture of the finished product and the packaging needed. We currently do not own or operate any manufacturing operations for our products or product candidates. To date, we have established relationships with several manufacturers to manufacture our products. We currently use third parties to manufacture all of our products and product candidates. This may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could result in development and commercialization of our product candidates being delayed, prevented or impaired. Where possible and commercially reasonable, we qualify more than one source for manufacturing and packaging of our products to manage the risk of supply disruptions. In such circumstances, if one of our manufacturers or packagers were unable to supply our needs, we would have an alternative source available for those products.

Our products and product candidates are manufactured using established processes in a reduced number of steps. There are no complex chemistry designs or unusual manufacturing equipment used in the process. We plan to continue to develop product candidates that can be manufactured in a cost effective manner at third-party manufacturing facilities.

All of our manufacturers and suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements.  Certain of our manufacturers are also subject to DEA regulations and other rules and regulations stipulated by other regulatory bodies.

Acquisitions and License Agreements, Co-Promotions and Collaborations

We have and continue to grow our business through the use of acquisitions, license agreements, co-promotions and collaborations. We enter into acquisition, license and co-promotion agreements to acquire, develop, commercialize and market products and product candidates.  In certain of these agreements, we market the products of others and remit a specified profit share to them.  In certain other agreements, the contracted third party under the agreement markets products to which we have rights and remits a specified profit share to us.  Collaborative agreements often include research and development efforts and/or capital funding requirements of the parties necessary to bring a product candidate to market.  License, co-promotion and collaboration agreements may require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product, as well as expense reimbursements or payments to third-party licensors.

Acquisitions, License and Co-Promotion Agreements

We have acquired a majority of our products, product candidates and technology through acquisitions, license and co-promotion agreements.

TCT Drug Delivery Technology.  In January 2009, Pernix entered into a license agreement with Kiel Laboratories, whereby Kiel granted Pernix exclusive use of the Kiel technology in return for royalties on sales of associated products. In August 2010, Pernix entered into a purchase agreement with Kiel whereby we acquired assets relating to Kiel’s drug delivery technology, which included patents, trademarks, related intellectual property and existing inventory. The three patents covering the Kiel technology expire in 2022.  The drug delivery technology acquired from Kiel is currently used in our ALDEX and PEDIATEX product lines.

BROVEX. In June 2009, Pernix entered into an asset purchase agreement with DaySpring, pursuant to which we obtained all rights to the BROVEX product line, including related trademarks and inventory, for $450,000 in cash paid at the closing.

CEDAX . On January 8, 2010, we entered into an asset purchase agreement with Shionogi (formerly Sciele Pharma, Inc.) to acquire substantially all of Shionogi’s assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million. On March 24, 2010, we completed the acquisition and, subsequently, paid the aggregate purchase price in three installments.  In connection with our acquisition of CEDAX, we acquired a non-exclusive license to an oral suspension formulation patent used in CEDAX products for the remaining life of the patent, which expires February 4, 2014.

NATROBA Co-Promotion Agreement.   We entered into an exclusive co-promotion agreement with ParaPRO for NATROBA in certain U.S. territories.  In order to retain its exclusive license and co-promotion rights to market NATROBA, the Company must make purchase commitments of approximately $33,830,000 during year 1, $51,740,000 during year 2 and $75,620,000 during year 3 of the co-promotion term, which began on August 3, 2011.  We have made total purchases of approzimately $11,660,000 from the launch through March 23, 2012.

Gastroenterology Product License and Supply Agreement.  In January 2012, we entered into a license and supply agreement with a private company for a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, we obtained exclusive marketing rights to this product in the United States. We paid an up-front license fee of $2.0 million and expect to pay an additional fee of $2.0 million upon commercial launch of the product. In addition to these license fees, the agreement calls for us to pay royalties and milestone payments based on the sales of the product. The product is expected to launch in mid-year 2012. Prior to launching the product, Pernix plans to establish a sales force of up to 30 representatives, consisting of new hires and current sales representatives, dedicated to gastroenterology.

Collaborations

SEEK Joint Venture / Theobromine Collaboration.   On December 20, 2010,  we announced the establishment of a new joint venture with SEEK, a leading United Kingdom private drug-discovery group, for the late-stage development and registration of BC1036, theobromine, a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough. Both parties also licensed or assigned all of their theobromine intellectual property to the joint venture. In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of Theobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in  2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.  To date, the Company has funded an aggregate amount of approximately  $2.5 million in cash to the JV for continuing operations.

Development of Late-state Pediatric Product.  In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

Property

Our performance relies partly on our capacity to achieve and maintain proprietary protection for our products and product candidates, technology and know-how to function without infringing on the ownership rights of others and defend against others from infringing on our ownership rights. Most of our products face competition from generics. Our key intellectual property is described above.

Patents

The following table shows the U.S. patents relating to our products. We own or license the rights to the intellectual property in these patents described in more detail below.1

Product(s) / Product Candidates(s)	Patent Owners	Patent Description	Expiration

ALDEX AN and ALDEX CT	Pernix Therapeutics, LLC	Process for preparing control delivery capsule or other solid dosage forms	April 9, 2022

ALDEX D, ALDEX DM, PEDIATEX TD and Z-COF 8 DM	Pernix Therapeutics, LLC	Process for preparing control delivery liquid and semi-solid dosage forms	April 9, 2022

CEDAX (2)	Schering Corporation	Stable hydrated cephalosporin dry powder for oral suspension formulation	February 4, 2014

THEOBROMINE (3)	Gaine, Inc.	Methods of stimulating mucociliary clearance to alleviate irritable cough	March 20, 2018

(1)
In addition to the patents owned and licensed by Pernix, ParaPro owns and/or licenses certain patents relating to Natroba. We have no ownership interest or license to any such patent relating to Natroba by virtue of our co-promotion arrangement with ParaPro.

(2)	Pernix acquired a non-exclusive license for this remaining life of the patent in connection with its acquisition of CEDAX.

(3)
In connection with the formation of its joint venture with SEEK, we granted an exclusive license in our theobromine patent to the joint venture.  However, we retain the exclusive promotion rights in the U.S. to the extent we fund the development and clinical trial program for theobromine product(s) for use in the pediatric market.  SEEK assigned ownership of all of its non-U.S. patent and intellectual property rights relating to the development of BC 1036 to the joint venture, which are omitted from the above table.

Companies in our industry tend to own or license patent portfolios that are generally uncertain and involve complicated legal and factual issues. To maintain and solidify our rights to our technology we must obtain effective claims and enforce those claims once granted. Any patents we have obtained or will obtain in the future might be found invalidated and/or unenforceable, or may be circumvented by third parties.  If any challenges are successful, competitors might be able to market products substantially similar to ours. Additionally, the competition may separately develop similar technologies to ours and the rights granted under issued patents may not provide us with a meaningful competitive advantage against these competitors. Furthermore, because of the extensive amount of time required to bring products to market, it is possible that any related patents may expire or be close to expiring before our products can be commercialized, thus reducing any advantage of the patents.  One way that we mitigate the impact of generics that enter the market on our products when we no longer have patent protection is to have Macoven launch an authorized generic of our brand product in the market potentially ahead of others.

 Trademarks

We own trademark interests in most of our current products and believe that having distinguishing marks is an important factor in marketing these products. We currently own 17 trademarks registered on the principal register of the United States Patent and Trademark Office.  These registered marks include CARDEC, BROVEX (STYLIZED), BROVEX (WORD MARK), ALDEX, PERNIX, ZEMA-PAK,  REZYST, QUINZYME, NODOLAR,  COCO-COF, Z-COF (STYLIZED), CEDAX, TCT (WORD MARK), TCT (STYLIZED), TCT TANNANTE CONVERSION TECHNOLOGY, ALLRES and PEDIATEX. In addition to the 17 registered marks listed above, we own 8 intent-to-use trademarks file with the United States Patent and Trademark Office that can be registered as use-in-commerce trademarks as soon as we can file a statement of use illustrating use of the marks in commerce (a statement on the use of the mark TUSSINAC has been filed and we await issue of the registration). We expect that having distinctive marks for any additional products that we develop will also be an important marketing characteristic. We have not sought any foreign trademark protection for our products or product candidates. U.S. trademark registrations generally are for fixed, but renewable, terms.

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

Customers, Distribution, and Reimbursement

Customers and Distribution

Our customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the U.S. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. Our top four customers, which represented 84% and 95% of gross product sales in 2011 and 2010, respectively, are all drug wholesalers and are listed below:

Customer	2011	2010
Cardinal Health	37%	43%
McKesson Corporation	23%	29%
Morris & Dickson	13%	13%
AmerisourceBergen Drug Corporation	11%	10%

Consistent with industry practice, we maintain a returns policy that allows our customers to return products within a specified period prior and subsequent to the expiration date. Occasionally, we may also provide additional discounts to some customers to ensure adequate distribution of our products.

We actively market our products to authorized distributors through regular sales calls. We have many years of experience working with various industry distribution channels. We believe that this significantly enhances our performance in the following ways:

•	ensuring product stocking in major channels in the geographic areas where we do business;
•	continually following up with accounts and monitoring product performance;
•	developing successful product launch strategies; and
•	partnering with customers on other value-added programs.

 Our active marketing effort is designed to ensure appropriate distribution of our products so that patients’ prescriptions can be filled with our products that health care professionals prescribe.

While we distribute certain of our products, including NATROBA, from our warehouse in Magnolia, Texas. We currently rely on DDN/Obergfel, LLC, or DDN, a third-party logistics provider, for the distribution of the majority of our products to drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies. DDN ships our products from its warehouse in Memphis, Tennessee to our customers throughout the U.S.

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

The products we currently market face substantial competition from a variety of similar therapeutic branded and generic products. We are potentially subject to competition from generic versions of our branded products if a loss of regulatory marketing exclusivity or patent protection is recognized or as a result of regulatory pathway engineering strategies that provide for generic product introduction before key product patent expirations. Generics typically have lower prices than branded products and, therefore, may erode prescription demand and sales of our branded products, which we have mitigated through the acquisition of our generic subsidiary, Macoven.

Government Regulation

In the U.S. and other countries, federal, state, and local government authorities comprehensively regulate the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, importing and exporting of pharmaceutical products that we market, sell and develop.

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

Clinical trials are performed in accordance with protocols detailing, among other things, the objectives of the study, dosing procedures and the parameters to be used to monitor subject safety. Additionally, each institution participating in the clinical trial must have an IRB review and approve the plan for any clinical trial before it commences at that institution.  Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted for FDA review and to the IRBs for approval.

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

New drug products are eligible for fast track designation if they are intended to treat a life threatening or serious condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied.  Unique to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA

Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Additionally, drug manufacturers and other organizations involved in the distribution and manufacture of approved drugs are required to register their organizations with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP requirements. Changes to the manufacturing process generally require prior FDA approval before implementation. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release.  We currently rely on third parties to manufacture all of our products and product candidates.  Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct. Accordingly, manufacturers must continue to spend time, money, and effort in the area of quality control and production to maintain cGMP compliance.

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

Drugs that were not subject to applications approved between 1938 and 1962 were not subject to DESI review. For a period of time, the FDA permitted these drugs to remain on the market without approval. In 1984, however, spurred by serious adverse reactions to one of these products, Congress urged the FDA to expand the new drug requirements to include all marketed unapproved prescription drugs. The FDA created a program, known as the Prescription Drug Wrap-Up, to address these remaining unapproved drugs. Many of these drugs claimed to have been on the market prior to 1938 or to be identical, related, or similar to such a drug. A drug subject to the Prescription Drug Wrap-Up is marketed illegally, unless the manufacturer can establish that the drug is grandfathered or otherwise not a “new drug.” Under the 1938 grandfather clause, a drug product that was on the market prior to the passage of the 1938 Act and which contained in its labeling the same representations concerning the conditions of use as it did prior to passage of that Act was not considered a “new drug” and was therefore exempt from the requirement of having an approved NDA.  Under the 1962 grandfather clause, a drug is exempt from the effectiveness requirements if its composition and labeling has not changed since 1962 and if, on the day before the 1962 Amendments became effective it was (a) used or sold commercially in the U.S., (b) not a new drug as defined by the FDCA at the time, and (c) not covered by an effective application.  The two grandfather clauses have been construed very narrowly by the courts and the FDA believes that there are very few drugs on the market that are actually entitled to grandfather status because the drugs currently on the market likely differ from the previous versions. If a firm claims that its product is grandfathered, it is the firm’s burden to prove that assertion.  Pernix believes that several of its marketed pharmaceutical products are identical, related or similar to products that have existed on the market without an NDA or ANDA. Beginning in 2008, we began converting our promoted branded cough and cold products to OTC monograph from Drug Efficacy Study Implementation (DESI) drugs. For additional information, see “Risks Related to Regulatory Matters- Some of Pernix’s specialty pharmaceutical products are now being marketed without FDA approvals.”

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

A Paragraph IV certification demonstrates that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable. Provided the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. ANDA approval will not be delayed if there are no listed patents or all patents have expired.

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

 Medical Foods

The term “medical foods” does not pertain to all foods fed to sick patients.  Medical foods are specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. They were defined in the Food and Drug Administration’s 1988 Orphan Drug Act Amendments and are subject to the general food safety and labeling requirements of the FDCA but are exempt from the labeling requirements for health claims and nutrient content claims under the Nutrition Labeling and Education Act of 1990.Medical foods are distinct from the broader category of foods for special dietary use and from traditional foods that bear a health claim. In order to be considered a medical food the product must, at a minimum:

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

In addition, medical foods must comply with all applicable requirements for the manufacture of foods, including food cGMPs, registration of food facility requirements and, if applicable, FDA regulations for low acid canned food and emergency permit controls.  The FDA advises that it considers the statutory definition of medical foods to narrowly constrain the types of products that fit within this category of food.  The FDA inspects medical food manufacturers annually to assure the safety and integrity of the products.  Failure of our contract manufacturers to comply with applicable requirements could lead to sanctions that could adversely affect our business.

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

Prior to issuing a registration, the DEA may inspect a facility to evaluate whether an applicant meets registration requirements, including applicable security measures. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. To evaluate security measures the DEA takes into consideration, among other things, the type of building construction, the type of vault, safe, and secure enclosures or storage systems, the adequacy of key control systems and electronic detection and alarm systems. The DEA also requires employers to conduct comprehensive employee screening programs. Records must be maintained for the handling of all controlled substances and periodic reports issued to the DEA, including distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics and other designated substances. Reports must also be made for thefts or losses of any controlled substance and any person registered by DEA who desires to dispose of a controlled substance may request authority to dispose of the controlled substance from the Office of Controlled Substances. Additionally, particular authorization and notification requirements apply to imports and exports.

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

We currently do not market any of our products outside of the United States. With respect to theobromine, pivotal phase III trials for theobromine (BC1036) are scheduled to begin in the European market in 2012.

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

 Pharmaceutical Pricing and Reimbursement

Our ability to commercialize our products effectively depends substantially on the availability of sufficient coverage and reimbursement from third-party payors, including governmental bodies such as the Medicare and Medicaid programs, managed care organizations and private insurers. Each payor has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of governmental payors in rendering coverage and reimbursement determinations. Third-party payors are more frequently contesting the prices charged for treatments and examining their cost effectiveness, in addition to their efficacy and safety. We may need to conduct expensive pharmacoeconomic studies in order to illustrate the cost effectiveness of our products, in addition to the costs required to obtain FDA approvals. Even with these studies, our products may be considered less effective, less safe or less cost-effective than existing products, and third-party payors may decide not to provide coverage and reimbursement for our products, in whole or in part. The resulting payment rates may not be sufficient for us to sell our products at a profit even if third-party payors approve coverage and reimbursement.

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

Within the Medicare Part D prescription drug benefit, which took effect in January 2006, Medicare participants can obtain prescription drug coverage from private plans that are allowed to limit the number of prescription drugs that are covered on their formularies. In this program, certain of our products may be disqualified from formularies and may be subject to substantial price pressures that reduce the prices we are able to charge.

Outpatient pharmaceuticals sold to state managed Medicaid programs are subject to the national Medicaid Drug Rebate Program. To have their drugs included under state Medicaid programs, pharmaceutical companies must enter into an agreement with the Secretary of Health and Human Services in which they agree to pay a rebate to the state and federal governments that is decided on the basis of a calculation specified by the Centers for Medicare & Medicaid Services (CMS). Pharmaceutical companies are also required to take part in a similar agreement with the U.S. Department of Veterans Affairs, which requires additional discounts. We participate in these types of pricing agreements with respect to certain of our currently marketed products.

In general, the amount of the Medicaid prescription drug rebate is calculated based in part on the average manufacturer’s price (AMP) for the drug. There has been historical and current legislation surrounding this calculation. The Health Care Reform legislation, discussed in more detail below, changed the definition of AMP to the average price paid to the manufacturer for the drug in the United States by wholesalers for drugs distributed to retail community pharmacies and by retail community pharmacies that purchase drugs directly from the manufacturer. The term expressly excludes certain payments and discounts, including customary prompt payment discounts to wholesalers; service fees paid by manufacturers to wholesalers or retailers; and payments from managed care organizations, mail order pharmacies, long-term care providers, and any other entity that does not conduct business as a wholesaler or retail community pharmacy.  On February 2, 2012, CMS published in the Federal Register a proposed rule providing details regarding the calculation and reporting requirements for such rebates. We cannot predict whether and in what form the regulations will be made final and what effect these regulations will may have on our pricing and reimbursement.

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

Effects of Legislation on the Pharmaceutical Industry

On March 23, 2010, President Obama signed into law H.R. 3590, the Patient Protection and Affordable Care Act, or Affordable Care Act. On March 30, 2010, the President signed H.R. 4872, the Healthcare and Education Reconciliation Act of 2010, or Reconciliation Act, which included a package of corrective changes to the Affordable Care Act as well as additional elements to reform healthcare in the United States. We refer to the Affordable Care Act and the Reconciliation Act as Health Care Reform.

The passage of Health Care Reform is expected to result in a transformation of the delivery and payment for healthcare services in the U.S. The combination of these measures will expand health insurance coverage to an estimated 32 million Americans by 2019. In addition, there are significant health insurance reforms that will improve patients’ ability to obtain and maintain health insurance. Such measures include, for example, the elimination of lifetime caps, no rescission of policies, no denial of coverage due to preexisting conditions, a prohibition on varying premiums by more than 3:1 for age and 1.5:1 for tobacco use, a prohibition on imposing excessive waiting periods for coverage, and enhanced support for the Children’s Health Insurance Program. The legislation provides for implementation of this expansion in a variety of ways, including the creation of exchanges for finding health insurance policies, tax penalties on individuals without health insurance and on certain employers who do not provide it, and tax credits to make health insurance more affordable.  The expansion of healthcare insurance and these additional market reforms should result in greater access to our products.

However, a number of provisions contained in Health Care Reform may adversely affect reimbursement for and access to our products. The Health Care Reform requires states to expand  Medicaid coverage to all non-elderly individuals whose income is less than 133% of the federal poverty line by 2014.  The legislation also extends Medicaid prescription drug rebates to drugs dispensed to enrollees of certain Medicaid managed care organizations. Additionally, the new laws increase the minimum basic Medicaid rebate for brand name and generic prescription drugs, create an alternate Medicaid rebate calculation for “line extensions” of oral solid dosage forms of innovator products and expand the entities eligible for 340B pricing to include children’s hospitals.  As discussed above under “Pricing and Reimbursement,” Health Care Reform changed the calculation and reporting requirements for the Medicaid prescription drug rebate calculation.  Finally, the new laws also limit distributions from flexible spending accounts for medicines to prescribed drugs and insulin only.

Beginning in 2011, Health Care Reform also requires drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D coverage gap, also known as the “donut hole.” The legislation then expands on the manufacturers’ 50% discount on brand-name prescriptions and  gradually closes the coverage gap, with 75% discounts on brand-name and generic drugs by 2020.  The elimination of the coverage gap may result in greater access to our products for Part D beneficiaries. Moreover, Health Care Reform makes a number of other revisions to the Medicare Part D program, including, for example, a reduction in Part D premium subsidies for higher-income beneficiaries, improvement in determining the Medicare Part D low-income benchmark, improved information for subsidy-eligible individuals under prescription drug plans, and funding outreach and assistance for low-income programs.

Finally, Health Care Reform created an Independent Payment Advisory Board (IPAB), which is tasked with reducing the per capita growth rate in Medicare spending in the event that that growth rate exceeds a certain target. The IPAB is prohibited by statute from making payment reductions to certain sectors, such as hospitals and health agencies. This limitation increases the risk that the IPAB would propose to limit access to certain pharmaceutical products and/or to mandate price controls for pharmaceuticals.

Since the passage of Health Care Reform legislation, a number of state governors have opposed certain of its provisions and have initiated lawsuits challenging the Act’s constitutionality. In 2012, the United States Supreme Court is set to review certain provisions of the Affordable Care Act, including (a) the constitutionality of its individual mandate that requires most Americans to buy health insurance starting in 2014; (b) the severability of the individual mandate from the other provisions of the Act, (c) the Act’s Medicaid expansion, which would require each state to expand its program or lose all federal Medicaid funds, and (d) the applicability of the Anti-Injunction Act, which would bar review of the individual mandate provision until at least 2014. The Court is scheduled to hear arguments in spring 2012. In addition, certain members of Congress have proposed a number of legislative initiatives, including repeal of all or part of all of the Affordable Care Act.

The Budget Control Act, passed in 2011, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction was unable to reach required goals, triggering, among other things, automatic reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Further, President Obama’s proposed budget for 2013 would require drug manufacturers to pay the Medicare program new rebates for certain outpatient drugs covered under Medicare Part D. This proposal would allow the Medicare program to benefit from the same, relatively higher, rebates that Medicaid receives for brand name and generic drugs provided to beneficiaries who receive the low-income subsidies under the Medicare Part D program and “dual eligible” beneficiaries.

We are unable to predict the future course of federal or state healthcare legislation and regulations, including rules and regulations that will be issued to implement provisions of Health Care Reform. Health Care Reform and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

Other Regulations

A number of federal and state laws and regulations, including those loosely referred to as fraud and abuse laws, contain certain requirements and penalties, and are used to prosecute health care providers, suppliers, physicians and others related to health care products or services in connection with government programs, such as Medicare and Medicaid. These laws are extremely complicated, apply broadly and may constrain our business and the financial arrangements through which we market, sell and distribute our products.  Examples of these laws and regulations include:

Anti-kickback Statute.  The federal anti-kickback statute is a criminal statute that, among other things, makes it a felony for individuals or entities to knowingly and willfully offer, pay, solicit or receive, any remuneration (directly or indirectly, overtly or covertly, in cash or in kind) to induce or in return for (i) the referral of an individual to a person for arranging for or furnishing any item or service for which payment may be made in whole or in part under a federal health care program, or (ii) the purchase, lease, or order of, or arranging for or recommending the purchase, lease or order of any good, facility, service or item for which payment may be made in whole or in part under a federal health care program. The term “remuneration” has been interpreted broadly and includes both direct and indirect compensation and other items and services of value.  Both the party offering or paying remuneration and the recipient may be found to have violated the statute. Some courts, as well as certain governmental guidance, have interpreted the scope of the anti-kickback statute to cover any situation where one purpose of the remuneration is to obtain money for the referral of services or to induce future referrals, even if there are other legitimate reasons for the remuneration.  There are narrow exemptions and regulatory safe harbors, but to qualify for a safe harbor an arrangement must precisely meet each of the requirements.  Further, many legitimate arrangements fall outside of the scope of any exemption or safe harbor, although that does not necessarily mean such arrangements will be subject to penalties under the anti-kickback statute.

The Health Care Reform added a new section to the anti-kickback statute, which provides that neither actual knowledge of the anti-kickback statute nor specific intent is required to show a violation of the anti-kickback statute.  Violations of the anti-kickback statute may now also be treated as a false or fraudulent claim for purposes of the False Claim Act or constitute a federal  health care offense.

Federal False Claims Act.  The Federal False Claims Act imposes civil liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment or approval; knowingly makes, uses, or causes to be made or used, a false record or statement material to a false or fraudulent claim; or  knowingly makes, uses, or causes to be made or used, a false record or statement material to an obligation to pay or transmit money or property to the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government.  Penalties include three times the government’s damages plus civil penalties of $5,500 to $11,000 per false claim. In addition, the Federal False Claims Act permits a person who meets certain requirements, referred to as a qui tam plaintiff or “whistleblower,” to file a lawsuit on behalf of the government against the person or entity that allegedly violated the law. If the government determines to intervene in the lawsuit and the government prevails, the qui tam plaintiff is rewarded with a percentage of the recovery.

Health Care Reform as well as other legislation, such as Fraud Enforcement and Recovery Act of 2009, makes it easier for the government and qui tam realtor to bring a Federal False Claims Act case.

Federal Health Insurance Portability and Accountability Act of 1996.  The HIPAA statute imposes criminal liability in connection with the delivery of or payment for health care benefits, items or services, for, among other things, knowingly and willfully (i) executing a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money of the health care benefit program, or (ii) falsifying, concealing or covering up by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statements or representations, or making or using any materially false writing or document knowing it contains any materially false, fictitious or fraudulent statement or entry. Further, the HIPAA statute and implementing regulations established certain standards and requirements for the privacy and security of individuals’ health information, which standards and requirements were expanded by the Health Information Technology for Economic and Clinical Health Act

Other Federal Criminal and Civil Health Care Laws.  The Social Security Act contains numerous penalties for fraud and abuse in the health care industry, such as imposition of a civil monetary penalty, a monetary assessment, exclusion from participation in federal health care programs or a combination of these penalties.  Additionally, Health Care Reform provided that a violation of certain provisions of the Food, Drug and Cosmetic Act constitutes a federal health care offense.

In addition, there is a trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Health Care Reform includes examples of this trend.  Applicable manufacturers, including drug and biological manufacturers, must report information to the U.S. Department of Health and Human Services related to payments and other transfers of value to physicians during the preceding calendar year, which information will later be made publicly available. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not appropriately reported.

CMS recently published a proposed rule about the implementation of certain provisions of the Health Care Reform referenced in the above paragraph related to physician transparency.  Various states have disclosure laws as well.

There are certain federal and state laws that require compliance programs  for certain sectors of the health care industry. For instance, one state requires that  pharmaceutical companies must adopt a comprehensive compliance program that among other items, is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, and certain policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals ,or PhRMA Code.

The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals and entertainment, among other things.  In addition, the International Federation of Pharmaceutical Manufacturers and Associations (IFPMA) recently issued a Code of Practice relating to interactions with the heath care community, which replaces and expands upon its 2006 Code of Pharmaceutical Marketing Practices. Further, certain states have also imposed restrictions on relationships between health care professionals and the pharmaceutical industry.

Various states have enacted laws and regulations comparable to the federal laws and regulations, including those related to fraud and abuse. These state laws and regulations may apply to items or services reimbursed by any third-party payor, including private, commercial insurers and other payors. Moreover, these laws and regulations vary significantly from state to state and, in some cases, are broader than the federal laws and regulations. These differences increase the costs of compliance and the risk that the same arrangements may be subject to different compliance standards in different states.

The medical device and pharmaceutical industries are experiencing greater scrutiny and regulation by government authorities and have been the subject of numerous investigations, often involving marketing and other business practices. More particularly, these investigations relate primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices.

Employees

As of March 23, 2012, we had approximately 85 full-time employees, consisting of 55 sales representatives; 1 engaged in research, development and regulatory affairs; and 29 engaged in management, administration and finance.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not be profitable. The degree of market acceptance of our products depends on a number of factors, including:

●	the prevalence and severity of any side effect;

●	the efficacy and potential advantages over the alternative treatments;

●	the ability to offer our branded products for sale at competitive prices, including in relation to any generic products;

●	relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support; and

●	sufficient third-party coverage or reimbursement.

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

Some of our competitors have significantly greater financial, technical and human resources than we have and superior expertise in marketing and sales, research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products and thus may be better equipped than us to discover, develop, manufacture and commercialize products. These competitors also compete with us in recruiting and retaining qualified management personnel and acquiring technologies. Many of our competitors have collaborative arrangements in our target markets with leading companies and research institutions. In many cases, products that compete with our products have already received regulatory approval or are in late-stage development, have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

If our competitors introduce their own generic equivalents of our products, our net revenues from such products are expected to decline.

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

If any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers and/or subject to FDA enforcement action, our ability to successfully market and sell our products could be impaired. Because of our dependence on patient and physician perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies could limit the commercial potential of our products and expose us to potential liabilities.

If we are unable to attract, hire and retain qualified sales and management personnel, the commercial opportunity for our products may be diminished.

As of March 23, 2012, our sales force consists of approximately 55 full-time sales representatives. We may not be able to attract, hire, train and retain qualified sales and sales management personnel in the future. If we are not successful in our efforts to maintain a qualified sales force, our ability to independently market and promote our products may be impaired. In such an event, we would likely need to establish a collaboration, co-promotion, distribution or other similar arrangement to market and sell such products. However, we might not be able to enter into such an arrangement on favorable terms, if at all. Even if we are able to effectively maintain a qualified sales force, our sales force may not be successful in commercializing our products.

A failure to maintain optimal inventory levels to meet commercial demand for our products could harm our reputation and subject us to financial losses.

Our ability to maintain optimal inventory levels to meet commercial demand depends on the performance of third-party contract manufacturers. Some of our products, including PEDIATEX TD, BROVEX PSE, BROVEX PSE DM, BROVEX PSB, and BROVEX PSB DM, their generic equivalents and certain other generic products contain controlled substances, which are regulated by the DEA under the Controlled Substances Act. DEA quota requirements limit the amount of controlled substance drug products a manufacturer can manufacture and the amount of API it can use to manufacture those products. In some instances, third-party manufacturers have encountered difficulties obtaining raw materials needed to manufacture our products as a result of DEA regulations and because of the limited number of suppliers of pseudoephedrine, an active ingredient in several of our products.  If our manufacturers are unsuccessful in obtaining quotas, if we are unable to manufacture and release inventory on a timely and consistent basis, if we fail to maintain an adequate level of product inventory, if inventory is destroyed or damaged or if our inventory reaches its expiration date, patients might not have access to our products, our reputation and our brands could be harmed and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we or our manufacturers fail to comply with regulatory requirements for our controlled substance products, the DEA may take regulatory actions detrimental to our business, resulting in temporary or permanent interruption of distribution, withdrawal of products from the market or other penalties.

We, our manufacturers and certain of our products including PEDIATEX TD, BROVEX PSE, BROVEX PSE DM, BROVEX PSB and BROVEX PSB-DM, their generic equivalents, and certain other generic products are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we and our contract manufacturers must adhere to a number of requirements with respect to our controlled substance products including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills. Failure to maintain compliance with applicable requirements can result in enforcement action that could have a material adverse effect on our business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

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

We generally experience some effects of seasonality due to increases in demand for cough and cold products during the winter season. Accordingly, sales of cough and cold products and associated revenue have generally increased at a higher rate during the winter season. In the future, this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

Risks Related to Our Dependence on Third Parties

We currently use third parties to manufacture all of our products and product candidates. This may increase the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost, which could result in development and commercialization of our product candidates being delayed, prevented or impaired.

We do not currently own or operate any manufacturing facilities for our products or product candidates. Additionally, we have limited personnel with experience in drug manufacturing.  As a result, we currently rely on third parties for the supply of the API in our products and product candidates, and the manufacture of the finished forms of these drugs and packaging. The current manufacturers of our products and product candidates are, and any future third party manufacturers that we enter into arrangements with will likely be, our sole suppliers of our products and product candidates for a significant period of time. These manufacturers are commonly referred to as single source suppliers. Some of our manufacturing arrangements may be terminated at-will by either party without penalty.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products or product candidates ourselves, including:

●	reliance on the third-party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing arrangement by the third-party because of factors beyond our control; and

●	the possible termination or nonrenewal of the manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

We also import the API for substantially all of our products from third parties that manufacture such items outside the United States, and we expect to do so from outside the United States in the future. This may give rise to difficulties in obtaining API in a timely manner as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging. For example, in January 2009, the FDA released draft guidance on Good Importer Practices, which, if finalized, indicates that additional oversight of our third-party manufacturers outside the United States will be necessary. The FDA has stated that it will inspect 100% of API that is imported into the United States. If the FDA requires additional documentation from third-party manufacturers relating to the safety or intended use of the API, the importation of the API could be delayed. While in transit from outside the United States or while stored with our third-party logistics provider, DDN, our API could be lost or suffer damage, which would render such items unusable. We have attempted to take appropriate risk mitigation steps and to obtain transit or casualty insurance. However, depending upon when the loss or damage occurs, we may have limited recourse for recovery against our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss or damage.

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

Our manufacturers may not be able to comply with cGMP regulations or other regulatory requirements or similar regulatory requirements outside the United States. DEA regulations also govern facilities where controlled substances are manufactured. Our manufacturers are subject to DEA registration requirements and unannounced inspections by the FDA, the DEA, state regulators and similar regulators outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including:

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

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In 2011, Cardinal Health accounted for 37% of our total gross sales, McKesson Corporation accounted for 23% of our total gross sales, Morris & Dickson accounted for 13% of our total gross sales and AmerisourceBergen Drug Corporation accounted for 11% of our total gross sales.

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

We rely on third parties to distribute our products. We have contracted with DDN/Obergfel, LLC, or DDN, for the distribution of certain of our products to wholesalers, retail drug stores, mass merchandisers and grocery stores in the United States.

This distribution network requires significant coordination with our supply chain, sales and marketing and finance organizations. Failure to maintain our contract with DDN, or the inability or failure of DDN to adequately perform as agreed under its contract with us, could negatively impact us. If we were unable to replace DDN or bring all of our warehouse functions in-house in a timely manner in the event of a natural disaster, failure to meet FDA and other regulatory requirements, business failure, strike or any other difficulty affecting DDN, the distribution of our products could be delayed or interrupted, which would damage our results of operations and market position. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product sales and fulfill our regulatory obligations. If we are unable to effectively manage and maintain our distribution network, sales of our products could be severely compromised and our business could be harmed.

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

We use trademarks on most of our currently marketed products and believe that having distinctive marks is an important factor in marketing those products, particularly ALDEX, BROVEX, CEDAX, and PEDIATEX.   Trademarks are also an important factor in marketing products of other parties under license or co-promotion agreements, including NATROBA.  Distinctive marks may also be important for any additional products that we successfully develop and commercially market. However, we generally do not expect our marks to provide a meaningful competitive advantage over other branded or generic products. We believe that efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third party payors are and are likely to continue to be more important factors in the commercial success of our products. For example, physicians and patients may not readily associate our trademark with the applicable product or active pharmaceutical ingredient. In addition, prescriptions written for a branded product are typically filled with the generic version at the pharmacy, resulting in a significant loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Competitors also may use marks or names that are similar to our trademarks. If we initiate legal proceedings to seek to protect our trademarks, the costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We have acquired rights to products and product candidates under license and co-promotion agreements with third parties and expect to enter into additional licenses and co-promotion agreements in the future.  Our existing licenses impose, and we expect that future licenses will impose, various development and commercialization, purchase commitment, royalty, sublicensing, patent protection and maintenance, insurance and other obligations on us. For example, we entered into an exclusive co-promotion agreement with ParaPRO for NATROBA in certain U.S. territories.  In order to retain our exclusive license and co-promotion rights to market NATROBA, we must make purchase commitments of approximately $33,830,000 during year 1, $51,740,000 during year 2 and $75,620,000 during year 3 of the co-promotion term.  Natroba was launched on August 3, 2011 and since that date we have made purchases totaling approximately $11,660,000.

If we fail to comply with our obligations under a license agreement, the licensor may have the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could prevent or impede our ability to market any product that is covered by the licensed patents. Even if we contest any such termination or claim and are ultimately successful, our results of operations and stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may be subsequently issued and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the United States and/or abroad. Such third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit.

On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab, L.L.C., filed suit seeking unspecified damages and injunctive relief against our wholly-owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490, and 6,011,040 based on Macoven’s commercialization of the following products: Vitaciric-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5 mg; and L-methylfolate calcium 15 mg. While formal discovery has not yet commenced, the Company believes it has meritorious defenses to the substantive allegations asserted and intends to aggressively defend itself in these proceedings.

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

We make significant investments in our currently-marketed products for sales, marketing, securing commercial quantities of product from our manufacturers, and distribution. In addition, we expect to make significant investments with respect to development, particularly to the extent we conduct clinical trials and seek FDA approval for product candidates. For example, in December 2010, we entered into a joint venture agreement with SEEK, a United Kingdom drug discovery group, to form a joint venture to develop and obtain regulatory approval in Europe and the United States for BC 1036, an antitussive cough suppressant pharmaceutical product utilizing theobromine as an active ingredient.  Since our entry into the joint venture, we made aggregate capital contributions to the JV of approximately $2.5 million, and may contribute additional capital from time to time, to fund development and commercialization efforts.  These amounts may be substantial to the extent clinical trials are commenced in the United States.

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

As of March 23, 2012, we had approximately $38.0 million of cash and cash equivalents. We believe that our existing cash and cash equivalents and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:

●	the level of product sales from our currently marketed products and any additional products that we may market in the future;

●	The extent to which we acquire or invest in products, businesses and technologies;

●	the scope, progress, results and costs of clinical development activities for our product candidates, particularly BC1036;

●	the costs, timing and outcome of regulatory review of our product candidates, particularly BC 1036;

●	the number of, and development requirements for, additional product candidates that we pursue;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

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

We made distributions of approximately $121,000 in 2010 to cover certain 2009 state tax obligations of the shareholders when we were an S-corporation.  We did not make any other distributions for the years ended December 31, 2011 and 2010.  While Pernix has the ability to pay dividends from an earnings standpoint, we are currently investing in our promoted product lines and product candidates and do not anticipate paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Insiders have substantial control over the combined company and could delay or prevent a change in corporate control, including a transaction in which the combined company’s stockholders could sell or exchange their shares for a premium.

Our directors and executive officers together with their affiliates beneficially own, in the aggregate, approximately 62% of our common stock. As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, will have the ability to control our management and affairs. Accordingly, this concentration of ownership may harm the value of our common stock by:

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

These shares were issued in the merger pursuant to an exemption from the registration requirements of the 1933 Act and are therefore “restricted securities” as defined in Rule 144 under the 1933 Act. In addition to being subject to restrictions on transfer imposed under the securities laws, each former stockholder of PTI entered into a stockholder agreement (which together cover approximately 17.9 million shares), which among other things, restricts the sale or transfer of these shares for specified periods.

When the restrictions in the stockholder agreements described above lapse and all of the shares become available for resale, sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could materially adversely affect the market price of our common stock.

Our operating results are likely to fluctuate from period to period.

We anticipate that there may be fluctuations in our future operating results. Potential causes of future fluctuations in our operating results may include:

●	period-to-period fluctuations in financial results due to seasonal demands for certain of our products;

●	issues in manufacturing products;

●	unanticipated potential product liability or patent infringement claims;

●	new or increased competition from generics;

●	the introduction of technological innovations or new commercial products by competitors;

●	changes in the availability of reimbursement to the patient from third-party payers for our products;

●	the entry into, or termination of, key agreements, including key strategic alliance agreements;

●	the initiation of litigation to enforce or defend any of our intellectual property rights;

●	the loss of key employees;

●	the results of pre-clinical testing, IND application, and potential clinical trials of some product candidates;

●	regulatory changes;

●	the results and timing of regulatory reviews relating to the approval of product candidates;

●	the results of clinical trials conducted by others on products that would compete with our products and product candidates;

●	failure of any of our products or product candidates to achieve commercial success;

●	general and industry-specific economic conditions that may affect research and development expenditures;

●	future sales of our common stock; and

●	changes in the structure of health care payment systems resulting from proposed healthcare legislation or otherwise.

Our stock price is subject to fluctuation, which may cause an investment in our stock to suffer a decline in value.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock.

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

In December 2010, we entered into a joint venture agreement with SEEK, a United Kingdom drug discovery group, to form a joint venture to develop and obtain regulatory approval in both Europe and the United States for BC 1036, an antitussive cough suppressant pharmaceutical product utilizing theobromine as an active ingredient.  Since our entry into the joint venture agreement, we have contributed an aggregate of approximately $2.5 million to the joint venture, and currently own an equity interest representing 50% of the total voting power and approximately 46% of the total economic power in the entity.  We may contribute additional capital to the extent the entity proceeds with its attempts to obtain regulatory approval in the United States and Europe.  Additionally, we granted an exclusive license to all of our theobromine intellectual property to a subsidiary of the joint venture, including United States Patent No. 6,348,470.  In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of heobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States.

While some of our partners in the joint venture have experience in obtaining European regulatory approval, we do not have experience with that process, nor do we or our joint venture partners have any experience in obtaining regulatory approval in the United States.

Our ability to bring BC 1036 to market in the United States depends on a number of factors including:

●	successful completion of pre-clinical laboratory and animal testing;

●	an FDA approved investigational new drug application or IND application, becoming effective, which must occur before human clinical trials may commence;

●	successful completion of clinical trials;

●	submission of an NDA;

●	receipt of marketing approvals from the FDA;

●	establishing commercial manufacturing arrangements with third-party manufacturers;

●	launching commercial sales of the product;

●	acceptance of the product by patients, the medical community and third party payors;

●	competition from other therapies;

●	achieving and maintaining compliance with all regulatory requirements applicable to the product; and

●	a continued acceptable safety profile of the product following approval.

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

●
the number of patients required for our clinical trials may be larger than we anticipate, enrollment in our clinical trials may be slower or more difficult than we anticipate, or participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of our clinical trials may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates in addition to those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for one or more of our product candidates;

●	not be able to obtain marketing approval; or

●	obtain approval for indications that are not as broad as intended.

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

Some of our specialty pharmaceutical products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA.  These products are marketed subject to the FDA’s regulatory discretion and enforcement policies, and it is possible that the FDA could disagree with our determination that one or more of these products is identical, related or similar to products that have existed in the marketplace without an NDA or ANDA. On March 3, 2011, the FDA announced its intent to remove certain unapproved prescription cough, cold, and allergy products from the U.S. market and named products from both the ALDEX and BROVEX product families. FDA provided three dates for the cessation of manufacturing, shipping or other introduction or delivery into commerce – March 3, 2011 for drugs not listed with FDA under Section 510 of the FDCA, June 1, 2011 for cessation of manufacturing of listed drugs and August 31, 2011 for cessation of shipping of listed drugs covered by the notice. Manufacturing or shipping of the drug products covered by the notice beyond the date specified  can result in enforcement action, including seizure, injunction, or other judicial or administrative proceedings. The time periods will not be extended for those who have submitted but not yet received approval of an NDA or ANDA application for a drug product covered by the notice.  The Company has converted the ALDEX and BROVEX product families to OTC monograph from Drug Efficacy Study Implementation (DESI) drugs over the past two cold seasons.  The Company believes it has and can continue to appropriately market these lines as OTC monograph products. If the FDA were to disagree with our determination, it could require the removal of our unapproved products from the market, which would significantly reduce our gross sales.

The Company’s authorized generic products added through the acquisition of Macoven that are OTC monograph products have not been affected by the FDA announcement. Certain Macoven generic products that were not marketed as OTC monograph were converted, and we did not experience any suspension, delay or interruption in our sales of these products.  Our remaining generic DESI cough and cold products that were not being converted to OTC monograph were already planned to be phased out and did not have a material impact on the results of operations or financial condition of the Company.  If the FDA were to disagree with our determination, it could ask or require the removal of our unapproved products from the market, which would significantly reduce our gross sales.

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

The inclusion of our ALDEX and BROVEX lines in the FDA’s announcement on March 3, 2011 regarding the removal of certain products from market may damage the reputation of these brands.  Additionally, our conversion of these and other products to OTC monograph requirements may adversely affect the sales and/or marketability of these products.

As previously stated, on March 3, 2011, the FDA announced its intention to remove certain unapproved prescription cough, cold, and allergy products from the U.S. market and named products from both the ALDEX and BROVEX product families. The Company has discontinued certain of and converted the remainder of the named ALDEX and BROVEX products to OTC monograph from Drug Efficacy Study Implementation (DESI) drugs over the past two cold seasons, and believes it has and can continue to appropriately market these lines as OTC monograph products. However, the inclusion of these products in the FDA’s March 3, 2011 announcement may cause harm to the reputation of these products.  Additionally, the conversion to OTC monograph requirements often requires changes to labeling and dosage requirements, among other things.  Any such changes may adversely affect the sales and/or marketability of our converted products.

If the FDA disagrees with our determination that several of our products meet the over-the-counter requirements, those products may be removed from the market.

Drugs must meet all of the general conditions for OTC drugs and all of the conditions contained in an applicable final monograph to be considered generally recognized as safe and effective (GRAS/GRAE) and to be marketed without FDA approval of a marketing application. The general conditions include, among other things, compliance with cGMP, establishment registration and labeling requirements. Any product which fails to comply with the general conditions and a monograph is liable to regulatory action  We believe our promoted branded cough and cold products comply with FDA OTC monograph requirements. However, if the FDA determines that our products do not comply with the monograph or if we fail to meet the general conditions, the products may be removed from the market and we may face actions including, but not limited to, restrictions on the marketing or distribution of such products, warning letters, fines, product seizure, or injunctions or the imposition of civil or criminal penalties.  Any of these actions may materially and adversely affect our financial condition and operations.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate increased revenue will be materially impaired.

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

We are currently evaluating all of our potential opportunities for theobromine with our joint venture partner, SEEK, a leading drug discovery and development group based in the United Kingdom. In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of theobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.  To date, the Company has funded an aggregate of $2.5 million in cash to the JV for continuing operations.

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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, recordkeeping, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers, or manufacturing processes or failure to comply with regulatory requirement may result in actions such as:

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

In addition, the FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, or for the indications specified in an applicable OTC monograph and in accordance with the monograph’s labeling requirements.  An organization that is found to have improperly promoted off-label uses may be subject to significant liability by the FDA and other agencies that actively enforce laws and regulations prohibiting the promotion of off-label uses. The Federal Trade Commission regulates advertising for OTC drug products and advertising for these products must be truthful, not misleading and adequately substantiated. If we are found to have promoted off-label uses, our OTC products may be deemed out of compliance with the applicable OTC monograph, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any.

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

There have been, there are and we expect there will continue to be federal and state legislative and administrative proposals that could limit the amount that government health care programs will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, created a new Medicare benefit for prescription drugs. More recently, the Deficit Reduction Act of 2005 significantly reduced reimbursement for drugs under the Medicaid program. Legislative or administrative acts that reduce reimbursement for our products could adversely impact our business. In addition, private insurers, such as MCOs, may adopt their own reimbursement reductions in response to federal or state legislation. Any reduction in reimbursement for our products could materially harm our results of operations. In addition, we believe that the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of our products, which may adversely impact our product sales. Furthermore, when a new product is approved, governmental and private coverage for that product and the amount for which that product will be reimbursed are uncertain. We cannot predict the availability or amount of reimbursement for our product candidates, and current reimbursement policies for marketed products may change at any time.

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

If we succeed in bringing additional products to the market, these products may not be considered cost-effective and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate the cost-effectiveness of our products and product candidates.

Our relationships with customers and payors are subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputation harm, and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of our products. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulation that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Applicable federal and state healthcare laws and regulations, include but are not limited to, the following:

●
the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●
the Ethics in Patient Referrals Act, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services reimbursed under the Medicare and Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions;

●
the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

●
analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

 Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from third-party payor programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Recruiting and retaining qualified sales and marketing personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In an effort to attract and retain quality sales representatives, in February 2011, we increased the base salary of our sales representatives by 33% In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require us to incur substantial accounting and related expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our financial reporting could be unreliable and misinformation could be disseminated to the public.

Any failure to develop or maintain effective internal control over financial reporting or difficulties encountered in implementing or improving our internal control over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Ineffective internal controls also could cause our stockholders and potential investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, investors relying upon this misinformation could make an uninformed investment decision and we could be subject to sanctions or investigations by the SEC, NYSE Amex or other regulatory authorities, or to stockholder class action securities litigation.

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

The licensing and acquisition of pharmaceutical products, product candidates and related technologies is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products, product candidates and drug delivery and formulation technologies, which may mean fewer suitable acquisition opportunities for us as well as higher acquisition prices. Many of our competitors have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

If we are unable to successfully identify and acquire rights to products, product candidates and proprietary drug delivery and formulation technologies and successfully integrate them into our operations, we may not be able to increase our revenues in future periods, which could result in significant harm to our financial condition, results of operations and development prospects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Pernix leases 5,561 square feet in office space on the ninth floor at 10003 Woodloch Forest Drive in The Woodlands, Texas which serves as the Company’s corporate headquarters.  The term of the lease expires on May 8, 2015 and the Company’s lease payment is approximately $15,000 per month, which is subject to certain annual escalators, and 2.49% of excess building operating expenses.  In addition, the Company leases 2,184 square feet in Mount Pleasant, South Carolina, which serves as the Company’s accounting office.  The term of this lease expires on March 31, 2013, and the Company’s lease payment is approximately $2,300 per month, which is subject to certain annual escalators.  The Company also leases  a 5,000 square-foot office facility and a 7,200 square-foot warehouse facility in Magnolia, TX and a 1,000 square-foot office facility and a 2,500 square-foot warehouse facility in Gonzalez, LA.  The facilities are leased from a limited liability company wholly-owned by certain officers and directors of Pernix. The term of each lease is month to month and may be terminated by either party without penalty. As of December 31, 2011, Pernix pays rent of approximately $5,100 and $3,000 per month for the Texas and Louisiana facilities, respectively. The Gonzales facility is expected to be phased out by the end of the second quarter of 2012.  We believe these amounts approximate market rates.

ITEM 3.    LEGAL PROCEEDINGS

United States District Court for the Eastern District of Texas, Civil Action No. 6:12-cv-00027-LED

On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab, L.L.C., filed suit seeking unspecified damages and injunctive relief against our wholly-owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490, and 6,011,040 based on Macoven’s commercialization of the following products: Vitaciric-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5 mg; and L-methylfolate calcium 15 mg. While formal discovery has not yet commenced, the Company believes it has meritorious defenses to the substantive allegations asserted and intends to aggressively defend itself in these proceedings.

In addition to the above suit, Pernix is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Pernix’s common stock is listed on the NYSE Amex under the symbol “PTX.”  On March 23, 2012, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, the closing price of Pernix’s common stock as reported on the NYSE Amex was $9.45 per share. The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share of Pernix’s common stock as quoted on the NYSE Amex.

	Price range of common shares
	High	Low
20101:
First Quarter (3/10/10 – 3/31/10)	5.75	3.70
Second Quarter	4.52	3.32
Third Quarter	3.88	2.60
Fourth Quarter	6.75	3.14
2011:
First Quarter	12.20	6.05
Second Quarter	13.23	7.85
Third Quarter	9.99	6.07
Fourth Quarter	11.50	6.79

(1)	As previously disclosed, on March 9, 2010, Pernix completed its merger with GTA.

Stockholder Information

On March 23, 2012, Pernix had 26,034,272 shares of common stock outstanding.  As of March 23, 2012, those shares were held of record by approximately 72 registered holders.

Dividends

We made distributions of approximately $121,000 in 2010 to cover certain 2009 state tax obligations of the shareholders when the Company was an S-corporation.  We did not make any other distributions for the years ended December 31, 2011 and 2010.  While Pernix has the ability to pay dividends from an earnings standpoint, we are currently investing in our promoted product lines and product candidates and exploring acquisition opportunities  and do not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly-announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2011 through October 31, 2011	---	$	---	---	$1,150,130

November 1, 2011 through November 30, 2011	---	$	---	---	$1,150,130

December 1, 2011 through December 31, 2011	—		$—	—	$1,150,130

Total	---	$	---	---

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of Pernix’s consolidated financial condition and results of operations together with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Pernix’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including, but not limited to, those set forth in “Item 1A – Risk Factors” of Part I of this Annual Report Form 10-K.

Overview

Pernix Therapeutics Holdings, Inc. is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic prescription and over-the-counter pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas.  We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and over-the-counter ("OTC") businesses. We manage a portfolio of branded and generic products and theobromine, a non-codeine, cough suppressant product candidate in development.  Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, REZYST IM™, a proprietary probiotic blend to promote dietary management and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®).  Pernix also markets generic products through its wholly-owned subsidiary, Macoven Pharmaceuticals, which Pernix acquired in September 2010.

The Company promotes its branded, and certain of its generic products, through an established U.S. sales force of approximately 55 sales representatives, primarily in highly populated states, targeting pediatric and high-prescribing physicians that are in the top decile of physicians that prescribe our products. Our current operating plan focuses on maximizing sales of our existing product portfolio. In addition, we plan to accelerate growth by launching new products, line extensions, new formulations and by acquiring and licensing approved products. We plan to begin promoting an FDA-approved prescription product to treat gastroenterology in 2012 pursuant to a license and supply agreement we entered into in January 2012.   We intend to establish a sales force of approximately 30 representatives, consisting of new hires and current sales representatives, dedicated to gastroenterology to market this new product during the first half of 2012.

In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

In August 2010, we acquired co-promotion rights to NATROBA TM (spinosad) Topical Suspension, 0.9% (“NATROBA”), which received FDA approval for the treatment of head lice in January 2011 and was launched in August 2011.  NATROBA is promoted by our approximately 55 sales representatives.  In order to retain our exclusive license and co-promotion rights to market NATROBA, we must make purchase commitments of approximately $33,830,000 during Year 1, $51,740,000 during Year 2, and $75,620,000 during Year 3 of the co-promotion term which began on August 3, 2011. We have made total purchases of approximately $11,660,000 from the launch through March 23, 2012.

In December 2010, we entered into a joint venture for the development of theobromine, a first-in-class treatment for cough which we plan to develop for both the prescription and over-the counter, or OTC, markets. In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of theobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States. To date, the Company has funded an aggregate amount of approximately $2.5 million in cash to the JV for continuing operations.

Certain products in our portfolio are marketed without a United States Food and Drug Administration (“FDA”) approved marketing application because we consider them to be identical, related or similar to products that have existed in the market without an FDA-approved marketing application, and which were thought not to require pre-market approval, or which were approved only on the basis of safety, at the time they entered the marketplace, subject to FDA enforcement policies established with the FDA’s Drug Efficacy Study Implementation, or DESI, program. On March 2, 2011, the FDA announced the removal of certain unapproved prescription cough, cold and allergy products from the U.S. market.  We have converted the ALDEX and BROVEX product families, as well as certain generic products marketed through Macoven, to OTC monograph from DESI drugs over the past two cold seasons. We believe we have appropriately marketed, and can continue to appropriately market, these lines as OTC monograph products.

As of March 23, 2012, our sales force consists of approximately 55 full-time sales representatives who promote our products primarily in highly populated states targeting high prescribing physicians that treat pediatric patients. Since January 1, 2010, we have added a total of 29 new sales representatives, of which 21 were added in June 2010, four were added in August 2010, four were added in January 2011.

For the years ended December 31, 2011 and 2010, our net sales were approximately $60,607,000 and $33,227,000, respectively, and our net income before income taxes  was approximately $12,937,000 and $10,794,000, respectively.

Our net cash provided by operating activities for the years ended December 31, 2011 and 2010 were approximately $9,397,000 and $4,667,000, respectively.

Financial Operations Overview

The discussion in this section describes our consolidated income statement categories.  For a discussion of our consolidated results of operations, see “Results of Operations” below.

Net Sales

Pernix’s net sales consist of net product sales and revenue from co-promotion and other revenue sharing agreements. Pernix recognizes product sales net of estimated allowances for product returns, discounts, customer chargebacks and rebates and Medicaid rebates. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental Medicaid rebates, contracted chargeback and rebate rates, and the discounts that Pernix recognizes. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on the sales we generate or on the sales they generate.  The total revenue from agreements pursuant to which contracted third parties market products to which we have rights and submit a specified profit share to us and other revenue such as sales of API (active pharmaceutical ingredients) was approximately $4,634,000 and $2,490,000 for the years ended December 31, 2011 and 2010, respectively.

The following table sets forth a summary of Pernix’s net sales revenue for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
	(in thousands)
Upper respiratory, allergy and antibiotic products	$61,454	$48,485
Dietary supplements and medical food products	4,509	691
Dermatology products (including NATROBA)	12,633	903
Other generic products	8,152	---
Co-promotion and other revenue	4,634	2,490
Gross Revenues	91,382	52,569
Sales Allowances	(30,775)	(19,342)
Net Sales Revenues	$60,607	$33,227

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments,  and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government program rebates and  price adjustments as of December 31, 2011:

	Product Returns	Government Program Rebates	Price Adjustments
		(in thousands)
Balance at December 31, 2009	$3,975	$2,301	$647
Allowance assumed in acquisition of Macoven	245	55	325
Reclass accrual for prompt pay discounts	---	---	(127)
Current provision:
Adjustments to provision for prior year sales	(682)	—	—
Provision – current year sales	2,882	9,288	6,517
Payments and credits	(2,107)	(7,212)	(5,618)
Balance at December 31, 2010	4,313	4,432	1,744
Current provision:
Adjustments to provision for prior year sales	498	1,137	300
Provision – current year sales	4,784	9,969	12,311
Payments and credits	(3,883)	(9,695)	(8,904)
Balance at December 31, 2011	$5,712	$5,843	$5,451

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return the majority of our products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of our products. Most of our products have a 24 to 36–month shelf life from the date of manufacture.  We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the remaining shelf life of the product, the forecast of future sales of the product, and competitive issues such as new product entrants and other known changes in sales trends. We estimate returns of approximately 5% to 7% of sales of branded products (5% on sales of NATROBA) and approximately 5% - 12% for generic products based upon historical data and other facts and circumstances that may impact future expected returns to derive the average return percentages of our products. Under our co-promotion agreement with ParaPRO, certain returns of NATROBA sold within the first year of launch will be reimbursed by ParaPRO up to 65%. We review the reserve quarterly and adjust it accordingly.  The provision for returns for the year ended December 31, 2011 includes a non-recurring adjustment of approximately $672,000 recorded in the second quarter for potential returns of estimated channel inventory of two generic DESI products that have been discontinued as a result of an FDA notice issued in March 2011.  If estimates regarding product demand are inaccurate, if changes in the competitive environment effect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the year ended December 31, 2011 would have affected pre-tax earnings by approximately $760,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the year ended December 31, 2011, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $145,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $89,000.

Price Adjustments.  Our estimates of price adjustments which include customer rebates, service fees, chargebacks and other discounts  are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments  than originally estimated.  For example, for the year ended December 31, 2011, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $863,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers.  Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded.  These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product.  Approximately 20% of the provision relates to point-of-sale discounts to the wholesaler.

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

Cost of Product Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing Pernix’s pharmaceutical products and samples and collaboration expense related to co-promotional agreements with third parties. In particular, cost of product sales includes third-party manufacturing, packaging and distribution costs and the cost of certain pharmaceutical ingredients. Pernix partners with third parties to manufacture all of its products and product candidates.

Most of our manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold also affect its cost of product sales.

The cost of NATROBA is included in our cost of product sales from August 2011 (the month of launch).  We pay wholesale average cost less a nominal discount when we purchase NATROBA inventory and then receive a contracted cost of goods rebate when the product ships to retailers in our specified territories, resulting in significantly lower margins on sales of NATROBA as compared to the other products we market.

Selling Expenses

Our selling expenses consist of program management fees, sales data fees, salaries, commission and incentive expenses for our sales force; all overhead costs of our sales force; and out-going freight, marketing collateral and promotion costs. The most significant component of Pernix’s sales and marketing expenses is salaries, commissions and incentive expenses for our sales force. Sales commissions are based on when our products are dispensed by retail customers not when we sell Pernix products to our wholesale customers. Therefore, there may be a lag between the time of Pernix’s sale to its customer and when the commission is ultimately earned and paid on that sale.

Royalty Expenses

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments.  Royalty expenses include the contractual amounts Pernix is required to pay licensors from which it has acquired the rights to certain of its marketed products.  Royalty expense will vary based on changes in product sales and/or product mix.  As of December 31, 2011, the Company does not have any active royalty agreements. For a description of the new agreement that requires royalty fees, see Note 20 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.  Royalty expense will vary based on changes in product sales and/or product mix.

General and Administrative Expenses

General and administrative expenses primarily include salaries, benefits and overhead of management and administrative personnel; professional fees; consulting fees; and all lines of insurance. Pernix’s general and administrative expenses have increased significantly from the year ended December 31, 2010 due to the growth in our operating infrastructure resulting in personnel additions and their related overhead costs along with costs relates to the expansion of our product portfolio and expenses in support of a growing public company.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and may, in the future, increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop, including BC 1036 (theobromine).

Other Income and Expenses

Depreciation Expense

Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful lives of the assets using the straight-line method.

Income Taxes

Pernix elected to be taxed as an S Corporation effective January 1, 2002. As such, taxable earnings and losses after that date were included in the personal income tax returns of our stockholders.  Effective January 1, 2010, Pernix terminated its S Corporation status.   As a result of this election, income taxes are accounted for using the asset and liability method pursuant to Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes. Accordingly, we were required to record deferred taxes on its temporary differences at the date of termination.  The resulting deferred tax asset recorded as a tax benefit was $1,839,000.  Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. In connection with the merger of Pernix and GTA, a portion of the valuation allowance on operating loss carryforwards was released in an amount equal to the losses that are projected to be utilized in the five tax years following the acquisition.  The resulting release of the valuation allowance that was recorded as a tax benefit was $779,000.

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

Our significant accounting policies are described in the notes to our Consolidated Financial Statements in Part II, Item 8, of this Annual Report on Form 10-K. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” Pernix believes that its estimates relating to revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, depreciation,  stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations and deferred income taxes fit the definition of “critical accounting estimates.”

Revenue Recognition

We record revenue from product sales and collaboration or co-promotion agreements when realized or realizable and earned.  Revenue is realized or realizable and earned when all of the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Product Sales.   We recognize revenue from our product sales upon transfer of title, which occurs when product is received by our customers.   We recognize product sales revenue when the goods are shipped and the customer takes ownership and assumes risk of loss (free-on-board destination), collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable. Pernix sells its products primarily to pharmaceutical wholesalers, distributors and pharmacies, which have the right to return the products they purchase, as described below. At the time of sale, estimates for sales deductions such as product returns, government program rebates, price adjustments and prompt pay discounts are recorded.

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

Allowances for Product Returns, Government Program Rebates,  Price Adjustments (chargebacks, rebates, vendor fees, coupons and point-of-sale discounts), and Prompt Pay Discounts. See discussion above under “ Financial Operations Overview.”

Stock Based Compensation

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. Pernix accounts for its stock based compensation pursuant to ASC 718, Accounting for Stock Options and Other Stock Based Compensation .  ASC 718 also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  See Notes 17 and 20 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K, regarding the calculation of the value of options issued and other details regarding all stock based compensation awarded in the year ended December 31, 2011.

Inventory

Inventory consists primarily of finished goods which include pharmaceutical products ready for commercial sale or distribution as samples. Inventory is stated at the actual cost per bottle determined under the specific identification method. Pernix’s estimate of the net realizable value of its inventories is subject to judgment and estimation. The actual net realizable value of its inventories could vary significantly from its estimates and could have a material effect on its financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory or declines in the value of inventory is determined based on management’s assessments. The inventory reserve includes provisions for inventory that may become damaged in shipping or in distribution to the customer. We do not currently manufacture any products.  The raw materials the Company has in inventory are provided to certain of our manufacturers to utilize in the manufacture of our products and, from time to time, are sold to other companies to utilize in their own products.  As of December 31, 2011 and 2010, Pernix had approximately $6,261,000 and $4,146,000 in inventory, respectively, for which no reserve was deemed necessary as certain inventory nearing expiration was either donated or directly written off at December 31, 2011.  The increase in inventory was primarily due to the addition of NATROBA and certain generic products to our portfolio during 2011.

Results of Operations

Comparison of the Year Ended December 31, 2011 and 2010

Net Revenues.  Net revenues were approximately $60,607,000 and $33,227,000 for the years ended December 31, 2011 and 2010, respectively, an increase of approximately $27,380,000, or 82.4%.  The increase in net revenues during the year ended December 31, 2011 consists of an increase in gross product sales of approximately $37,043,000, or 74.0%, and an increase in co-promotion and other product related revenue of approximately $1,770,000,  or 71.1%, offset by an increase of approximately $11,433,000, or 59.1%, in sales allowances.  The increase in gross product sales was attributed to approximately $9,764,000 in gross sales from the launch of NATROBA in August 2011, approximately $13,059,000 in gross sales of our new formulation of CEDAX launched in January 2011 and an increase in the sales of generic products through Macoven.  Since we did not acquire Macoven until September 2010, generic product sales did not make up a significant amount of our gross sales for the year ended December 31, 2010.  The increase in gross revenue was offset by an increase in deductions from gross product sales revenue (including allowance for returns, government program rebates and price adjustments) of approximately $11,433,000, or 59.1%, resulting from the overall increase in gross product sales and also due to changes in product mix with price adjustments (chargebacks, rebates, vendor fees and other discounts) that are primarily applicable to sales of our generic products.  As previously noted, the allowance for returns was also impacted by returns of channel inventory (at wholesalers or retailers) of two generic DESI products that were discontinued as a result of an FDA notice issued in March 2011.

For a discussion of  our revenue-sharing arrangements, See Note 16 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

Allowances for  Product Returns, Medicaid Rebates,  Price Adjustments (chargebacks, rebates, vendor fees, coupons and point-of-sale discounts), and Prompt Pay Discounts.  Product returns allowances are based on the products’ expiration dates, which are generally within eighteen months from the date the product was originally sold.  For the years ended December 31, 2011 and 2010, product returns allowances were approximately $5,283,000, or 6.1%, of gross product sales, and $2,200,000, or 4.4%, of gross sales, respectively.  The increase in the product returns allowances as a percentage of gross product sales is based on the non-recurring adjustment due to certain discontinued generic products and increases in the return allowance percentage on certain products due to changes in Medicaid coverage.

Government program rebates were approximately $11,106,000, or 12.7%, of gross product sales, and $9,288,000 or 18.5%, of gross product sales, respectively, for the years ended December 31, 2011 and 2010.   The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization.   The decrease in rebates as a percentage of gross product sales is primarily due to the change in our product mix as we are only responsible for 37% of the Medicaid rebates submitted for NATROBA pursuant to our agreement with ParaPRO,  the government program rebates on our generic products are significantly less than our brand products and we no longer have supplemental rebates in certain states.  Also in the third quarter of 2010, we implemented strategic steps to reduce our Medicaid rebates including implementation of pricing strategies, product formulation changes, commission structure changes, and retargeting our sales representatives which we believe has had a positive impact on reducing our Medicaid rebates as a percent of gross product sales.

Price adjustments were approximately $12,611,000, or 14.5%, of gross product sales and $6,517,000, or 13.0%, of gross product sales, respectively, for the years ended December 31, 2011 and 2010.  The increase in price adjustments as a percentage of gross product sales is due  to the addition of the generic product portfolio in September 2010 with our acquisition of Macoven  pursuant to which its customer contracts require rebates, chargebacks and other customer fees on all sales. Rebates and chargebacks are not typically a component of customer contracts for brand products so the price adjustments are primarily impacted by generic sales.

Prompt pay discounts taken were approximately $1,775,000, or 2.0%, of gross product sales and  $1,337,000, or 2.7%, of gross product sales, for the years ended December 31, 2011 and 2010, respectively.  This decrease is attributable to renegotiated contracts with certain of our customers in 2010 to reduce their prompt pay discount to 2%.  Approximately $393,000 and $306,000 in accrued allowances for prompt pay discounts was netted against accounts receivable at December 31, 2011 and 2010, respectively.

Cost of Product Sales.  Cost of sales was approximately $20,536,000, or 23.6%, of gross product sales,  and $5,443,000, or 10.9% of gross product sales, for the years ended December 31, 2011 and 2010, respectively, an increase of approximately $15,094,000, or 277.3%.   The increase in cost of product sales is the result of the overall increase in gross product sales and the launch of NATROBA in August of 2011.  As previously noted, the cost that the company pays for NATROBA pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that we pay on the other products in our portfolio.  For additional information, see Note 16 to our Consolidated Financial Statements for the year ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.  In addition, cost of product sales for the year ended 2011 includes a non-recurring adjustment of approximately $2,001,000 for expiring and/or discontinued products that were destroyed or donated.  Co-promotion expense, included in cost of sales, was apprximately $2,427,000 and $458,000 for the years ended December 31, 2011 and 2010, respectively, which is due to two new co-promotion arrangements on certain of our generic products.  The cost of product samples is included in selling expenses.

Gross Margin.  See Note 16 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

Selling, General and Administrative Expenses (SG&A).   SG&A expenses were approximately $22,538,000 and $15,189,000 for the years ended December 31, 2011 and 2010, respectively, an increase of approximately $7,349,000, or 48.3%.  Overall compensation expense represented approximately $13,054,000 , or 58.9%, and $8,456,000, or 55.7%, of total SG&A for the years ended December 31, 2011 and 2010, respectively.  The increase in overall compensation expense is due to increases in (i) commissions from the increase in gross sales and the higher commission rate paid on NATROBA in comparison to our other products, (ii) bonuses, (iii) an increase in the base salary of each sales representative effective February 1, 2011, (iv) an increase in the number of sales representatives year over year and (v) the addition of several new management positions in late 2010 and in 2011.  Other SG&A expenses were approximately $9,104,000 and $6,733,000 for the years ended December 31, 2011 and 2010, respectively, an increase of approximately $2,371,000, or 35.2%.   This increase in other SG&A expenses  included an impairment charge of $380,000 on the fair value of 118 acres of land.  The remaining increase in other SG&A expenses was primarily due to an increase in regulatory and license fees, professional and consulting fees (legal, accounting, corporate tax services, other professional services), insurance, leases, sales reporting expenses, freight, information technology expenses, management fees, certain public company costs and investor relations expenses, and increased overhead (such as travel, meals, telephone, and vehicle expenses) offset by a decrease in  product sample expense.

Royalty Expenses, net.  Royalty expenses, net were approximately $385,000 and $739,000 for years ended December 31, 2011 and 2010.   Royalty expenses are related to obligations under license and co-promotional agreements. The royalty expenses for the year ended December 31, 2011 were offset by royalty revenue of approximately $247,000 related to our license of the TCT control delivery technology we acquired from Kiel in 2010. As of December 31, 2011, the Company does not have any active royalty agreements.

Research and Development Expenses (R&D).  R&D expenses were approximately $922,000 and $998,000 for the years ended December 31, 2011 and 2010, respectively. R&D expenses during the year ended December 31, 2011 were primarily related to the launch of a new generic product in 2011.   R&D expenses in the year ended December 31, 2010 were primarily due to the amortization of the development fee  paid to Macoven in July 2009.  Other research and development costs during the periods relate to the testing of product durability.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $814,000 for the year ended December 31, 2011 which represents primarily research and development costs related to the development of BC1036 (theobromine).

Depreciation and Amortization Expense.  Depreciation expense was approximately $97,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively.  Amortization expense was approximately $2,205,000 and $1,178,000  for the years ended December 31, 2011 and 2010.  The increase in amortization expense of approximately $1,028,000, or 87.3%, is due to the amortization under certain of our commercial agreements that we entered into, including the agreements evidencing our acquisitions of CEDAX in March 2010 and Macoven in September 2010. For further discussion, see Note 10 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

Interest Expense, net.  Interest income was approximately $41,000 and $34,000 for the years ended December 31, 2011 and 2010, respectively.  Interest expense was approximately $212,000 and $28,000 for the years ended December 31, 2011 and 2010, respectively, related to our line of credit and insurance financing arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income was approximately $8,348,000 and $9,309,000 for the years ended December 31, 2011 and 2010, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products.  Historically, Pernix has funded its operations primarily from product sales.  As described below, in February 2012, we entered into a controlled equity offering agreement with Cantor Fitzgerald. In July 2011, we completed an underwritten registered direct offering of 4,000,000 shares of common stock from which we received net proceeds of approximately $19.3 million.  Additionally, in September 2010, we obtained a $10 million line of credit from Regions Bank, consisting of a $5 million revolver and a $5 million guidance line of credit for certain acquisitions pre-approved by Regions Bank.  The line of credit currently has a balance of $6.0 million leaving $4.0 million available to draw from the revolver.  Certain acquisitions have been funded or partially funded from the proceeds of the offering and/or the line of credit. For further discussion of this Registered Offering and our line of credit, see Notes 1 and 13 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

Controlled Equity Offering

On February 10, 2012, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time to time through Cantor, acting as agent, but in no event more than 5,000,000 shares of common stock. Sales of our common stock through Cantor, if any, will be made on the NYSE Amex by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Cantor and us. Cantor will use its commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cantor a commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor as agent. As of March 23, 2012, 264,000 shares have been sold pursuant to the controlled equity offering for aggregate net proceeds to the Company of approximately $2,486,000.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011	2010
Cash provided by (used in)
Operating activities	$9,397,000	$4,667,000
Investing activities	(2,175,000)	(5,695,000)
Financing activities	19,069,000	4,710,000
Net increase (decrease) in cash and cash equivalents	$26,291,000	$3,682,000

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the years ended December 31, 2011 and 2010 was approximately $9,397,000 and $4,667,000, respectively.  Net cash provided by operating activities for the year ended December 31, 2011 primarily reflected Pernix’s net income of approximately $8,347,000, adjusted by non-cash expenses totaling approximately $5,093,000 partially offset by a non-cash deferred income tax benefit of approximately $2,273,000 and approximately $1,770,000 in net changes in accounts receivable, inventories, accrued expenses, and other operating assets and liabilities. Non-cash expenses for the year ended December 31, 2011  included depreciation of approximately $97,000, amortization of approximately $2,205,000, an impairment charge of $380,000, stock compensation expense of approximately $1,284,000, stock option expense for options issued to ParaPRO of approximately $313,000 and expenses from our joint venture with SEEK of approximately $814,000.

Net cash provided by operating activities for the year ended December 31, 2010 primarily reflected Pernix’s net income of approximately $9,309,000, adjusted by non-cash expenses totaling approximately $1,703,000 partially offset by the non-cash gain on the bargain purchase of Macoven of approximately $882,000, a non-cash deferred income  tax benefit of approximately $3,055,000 and approximately $2,408,000  in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.  Non-cash expenses included amortization of approximately $1,178,000, depreciation of approximately $61,000 and stock compensation expense of approximately $464,000.  The deferred income tax benefit of approximately $3,055,000 includes a one-time tax benefit of approximately $1,839,000 related to our change in tax status and a one-time tax benefit of approximately $779,000 related to the net operating losses acquired in the merger with GTA.

Accounts receivable increased by approximately $5,843,000 from the year ended December 31, 2010 to the year ended December 31, 2011 primarily attributable to an increase in net revenues, including an increase in generic product sales that have longer payment terms and the timing of receivables and payments related to collaboration arrangements entered into in 2011.  No amounts were considered delinquent at December 31, 2011.  Inventories increased approximately $2,115,000 from December 31, 2010 primarily attributable to the launch of the NATROBA product line in August 2011.  Prepaid expenses and other assets increased by approximately $324,000, of which approximately $208,000 is for a prepaid contract for R&D services on a generic product launched in 2011.

Accounts payable increased by approximately $740,000 from the year ended December 31, 2010 due to timing differences in our payment of certain invoices and the increase in SG&A from our growth during 2011.  Accrued expenses increased approximately $7,960,000 for the year ended December 31, 2011 as compared to December 31, 2010 primarily due to the increase in allowances for returns, government program rebates and price adjustments driven primarily by our increase in gross sales and the change in our product mix as price adjustments are primarily applicable to sales of generics.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2011 and 2010 was approximately $2,176,000 and $5,695,000, respectively.  The cash flow from investing activities for the year ended December 31, 2011 consisted of a $1,000,000 additional investment in our joint venture with SEEK and a $1,000,000 investment in TherapeuticsMD for which we received 2,631,579 shares of their common stock,  offset by approximately $176,000 in purchases of  equipment and furniture, primarily iPads for our sales team and furniture and office equipment for our new corporate headquarters in The Woodlands, Texas.  The $5,695,000 used in the year ended December 31, 2010 primarily consisted of approximately (i) capital contributions of $1,503,000 to our joint venture with SEEK, (ii) $1,996,000, net of cash acquired of approximately $189,000,  paid to acquire Macoven,  (iii) the initial installment of the purchase price for CEDAX of $1,500,000, (iv) the initial installment, net of adjustments, in the Gaine acquisition of approximately $327,000, (v)  the amount paid in the acquisition of the TCT control delivery technology to Kiel of $250,000, and (vi) purchases of office furniture and equipment of approximately $119,000.   For additional information, Notes 8, 10 and 14 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $19,069,000, which represents approximately (i) $1,000,000 in proceeds from our revolving line of credit, (ii) $19,260,000 in net proceeds from the registered equity offering completed on July 27, 2011, (iii) $500,000 in cash released from a letter of credit and transferred from restricted to unrestricted cash, (iv) $113,000 in payment received on notes receivable, (v) $137,000 tax benefit on stock-based awards, and (vi) $289,000 in proceeds from the issuance of stock under our employee stock purchase and incentive stock plans, partially offset by  (1) approximately $1,200,000 in installment payments on the repurchase of stock from a related party, (2) $1,000,000 for the last scheduled installment on the acquisition of Gaine, and  (3) $30,000 in payments under other installment contracts payable.

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $4,710,000, which represents (i) cash acquired in connection with the merger with GTA of approximately $5,966,000, (ii) proceeds from the guidance line of credit of approximately $5,000,000, (iii)  proceeds from payment on notes receivable of approximately $86,000, and  (iv) proceeds from the issuance of stock through the exercise of stock options of approximately $77,000, partially offset by  (1) approximately $4,600,000 for the remaining installment payments on the acquisition of CEDAX, (2) $346,000 for the second installment net payment on the acquisition of Gaine, (3) $600,000 in installment payments on the repurchase of stock from a related party, (4) $250,000 in stock repurchases under our stock buyback program, (5) approximately $121,000 in distributions to stockholders and (6) $502,000 representing a transfer to restricted cash related to  the issuance of a letter of credit pursuant to a manufacturing agreement.  For further discussion of the registered equity offering, see Note 1 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

The Company is currently in discussions with Regions to potentially expand the revolver amount to provide additional funding for product acquisition and/or development opportunities.  Pernix’s future capital requirements will depend on many factors, including:

●	the extent to which Pernix acquires or invests in products, businesses and technologies;

●	the level of product sales of its currently marketed products and any additional products that Pernix may market in the future;

●	the level of inventory purchase commitments under supply, manufacturing, license and/or co-promotion agreements;

●	the scope, progress, results and costs of development activities for Pernix’s current product candidates;

●	the costs, timing and outcome of regulatory review of Pernix’s product candidates, including the development of BC 1036;

●	the number of, and development requirements for, additional product candidates that Pernix pursues;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of Pernix’s product candidates and products;

●	the extent to which Pernix chooses to establish collaboration, co-promotion, distribution or other similar arrangements for its marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to Pernix.

To the extent that Pernix’s capital resources and line of credit are insufficient to meet its future capital requirements, Pernix will need to finance its cash needs through additional public or private equity offerings, additional debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases(1)	$888	$227	$396	$265	$—
Purchase obligations(2)	154,022	46,903	107,083	36	—
Line of credit(3)	6,132	6,132	—	—	—
License Agreements(4)	90	90	—	—	—
Other long-term debt obligations (5)	1,800	1,200	600	—	—

Total contractual obligations	$161,932	$54,552	$108,079	$301	$—

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)
Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services.  The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements.  Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights.  For example, our co-promotion agreement with ParaPRO for NATROBA requires that we meet certain annual sales targets.  In the event we are unable to meet these requirements, ParaPRO may revoke our exclusivity to market NATROBA and/or terminate the co-promotion agreement.  In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $1.1 million.

Pursuant to the Supply and Distribution Agreement between the Company and ParaPRO, the Company has purchase commitments for NATROBA of approximately $43,729,000 in 2012, $61,690,000 in 2013 and $44,112, 000 in 2014 in order to retain its exclusive co-promotion rights. The Supply and Distribution Agreement may be terminated pursuant to certain terms in conditions, including but not limited to, the failure of the parties to come to agreement on adjusted dispensed product minimums.

(3)	See Note 13 of our Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(4)	License agreements include payments due under certain product license arrangements for which payments are not contingent on sales or other achievements.

(5)	Other long-term liabilities represents the payments due under a privately negotiated stock repurchase. See Notes 12 and 14 of our Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010 contained in Part II, Item 8 of this Annual Report on Form 10-K.

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
Magnolia, Texas

We have audited the accompanying consolidated balance sheets of Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Therapeutics Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 29, 2012

PERNIX THERAPEUTICS HOLDINGS, INC.
  CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$34,551,180	$8,260,059
Restricted cash	—	501,906
Accounts receivable, net	20,601,360	14,758,240
Inventory, net	6,261,162	4,145,734
Prepaid expenses and other current assets	2,144,203	1,930,062
Deferred income tax assets – current	4,552,000	2,494,000
Total current assets	68,109,905	32,090,001
Property and equipment, net	911,948	1,213,850
Other assets:
Investments	4,451,831	1,502,814
Intangible assets, net	8,876,504	10,961,900
Other long-term assets	213,783	264,967
Total assets	$82,563,971	$46,033,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,987,913	$2,248,342
Accrued personnel expense	2,044,121	848,013
Accrued allowances	17,006,409	10,488,674
Income taxes payable	585,931	2,149,052
Other accrued expenses	1,565,918	1,319,512
Contracts payable	1,290,000	2,200,000
Line of credit	6,000,000	—
Total current liabilities	31,480,292	19,253,593
Long-term liabilities
Line of credit	—	5,000,000
Contracts payable	600,000	1,800,000
Deferred income taxes	860,000	1,075,000
Total liabilities	32,940,292	27,128,593

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock $.01 par value, 90,000,000 shares authorized, 27,820,004 and 24,698,594 issued, and 25,749,137 and 22,627,727 outstanding at December 31, 2011 and 2010, respectively	257,491	226,277
Treasury stock, at cost (2,070,867 shares held at December 31, 2011 and 2010)	(3,751,890)	(3,751,890)
Additional paid-in capital	30,185,294	8,934,735
Retained earnings	21,843,416	13,495,817
Other comprehensive income	1,089,368	—
Total stockholders’ equity	49,623,679	18,904,939

Total liabilities and stockholders’ equity	$82,563,971	$46,033,532

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010
Net sales	$60,606,855	$33,227,433
Costs and expenses:
Cost of product sales	20,536,290	5,442,549
Selling, general and administrative expenses	22,537,966	15,188,525
Research and development expense	922,432	998,224
Loss from operations of the joint venture with SEEK	814,351	—
Royalties expense, net	384,943	738,868
Depreciation and amortization expense	2,302,894	1,238,922

Total costs and expenses	47,498,876	23,607,088

Income from operations	13,107,979	9,620,345

Other income (expense):
Other income	—	286,868
Gain from bargain purchase	—	881,950
Interest income (expense), net	(171,378)	5,624
Total other income (expense), net	(171,378)	1,174,442

Income before income taxes	12,936,601	10,794,787
Income tax provision	4,589,000	1,486,000
Net income	8,347,601	9,308,787

Unrealized gain on securities, net of income tax of $674,000	1,089,368	—

Comprehensive income	$9,436,969	$9,308,787

Net income per share, basic	$0.35	$0.40
Net income per share, diluted	$0.34	$0.40

Weighted-average common shares, basic	23,990,734	23,415,449
Weighted-average common shares, diluted	24,460,291	23,418,398

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Non- Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	$209,000	$788,979	$—	$4,308,491	$69,738	$—	$5,376,208

Distributions to stockholders	—	—	—	(121,461)	—	—	(121,461)

Transfer of equity in reverse merger with GTA	36,586	7,073,911	—	—	—	—	7,110,497

Acquisition of Gaine non-controlling interest	—	(1,602,692)	—	—	(69,738)	—	(1,672,430)

Contributed capital in acquisition of Macoven	—	2,211,344	—	—	—	—	2,211,344

Stock repurchase program
Open market repurchases	(709)	(1,772)	(247,390)	—	—	—	(249,871)

Negotiated repurchase from related party	(20,000)	(75,500)	(3,504,500)	—	—	—	(3,600,000)

Proceeds from issuance of common stock	400	77,200	—	—	—	—	77,600

Stock-based compensation
Restricted stock	1,000	106,946	—	—	—	—	107,946
Stock options	—	356,319	—	—	—	—	356,319

Net income	—	—	—	9,308,787	—	—	9,308,787

Balance at December 31, 2010	226,277	8,934,735	(3,751,890)	13,495,817	—	—	18,904,939

Stock-based compensation
Restricted stock	600	320,192	—	—	—	—	320,792
Stock options	—	861,507	—	—	—	—	861,507
Employee stock purchase plan	—	100,968	—	—	—	—	100,968
Issuance of stock options for services from non-employees	—	312,563	—	—	—	—	312,563
Issuance of common stock upon the exercise of stock options	279	78,122	—	—	—	—	78,401
Issuance of common stock in connection with employee stock purchase plan	335	210,460	—	—	—	—	210,795
Income tax benefit on stock based awards	—	137,000	—	—	—	—	137,000
Issuance of common stock upon registered direct offering, net of issuance costs of $255,254	30,000	19,229,745	—	—	—	—	19,259,745
Net income	—	—	—	8,347,601	—	—	8,347,601
Unrealized gain on securities, net	—	—	—	—		1,089,368	1,089,368
Balance at December 31, 2011	$257,491	$30,185,292	$(3,751,890)	$21,843,418	$—	$1,089,368	$49,623,679

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,347,601	$9,308,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,498	61,322
Amortization	2,205,396	1,177,600
Impairment charge to fair value of land	380,000	—
Deferred income tax benefit	(2,273,000)	(3,055,000)
Stock compensation expense	1,283,267	464,265
Expense for stock options issued in exchange for services	312,563	—
Gain from bargain purchase from Macoven acquisition	—	(881,950)
Loss from the operations of the joint venture with SEEK	814,351	—
Changes in operating assets and liabilities:
Accounts receivable	(5,843,120)	(8,361,058)
Income taxes	(2,237,121)	2,049,048
Inventory	(2,115,428)	(1,265,412)
Prepaid expenses and other assets	(325,568)	170,110
Other assets – long term	51,184	118,366
Accounts payable	739,570	1,575,621
Accrued expenses	7,960,249	3,304,915
Net cash provided by operating activities	9,397,442	4,666,614

Cash flows from investing activities:
Investment in TherapeuticsMD	(1,000,000)	—
Investment in joint venture with SEEK	(1,000,000)	(1,502,814)
Acquisition of Macoven, net of cash acquired of $189,274	—	(1,996,432)
Acquisition of CEDAX – initial payment (see Note 4)	—	(1,500,000)
Acquisition of non-controlling interest in Gaine - initial payment	—	(326,623)
Purchase of intangible assets	—	(250,000)
Purchase of equipment and payments for construction in progress	(175,596)	(119,580)
Net cash used in investing activities	(2,175,596)	(5,695,449)

Cash flows from financing activities:
Cash acquired in connection with the reverse merger, net of costs paid	—	5,965,529
Proceeds from line of credit	1,000,000	5,000,000
Payments on contracts payable	(1,230,000)	—
Transfer to/from restricted cash	500,000	(501,906)
Payments received on notes receivable	113,333	86,334
Payment on acquisition obligation – CEDAX (see Note 4)	—	(4,600,000)
Payment on acquisition obligation – Gaine (see Note 4)	(1,000,000)	(345,807)
Distributions to stockholders	—	(121,461)
Tax benefit on stock-based awards	137,000	—
Repurchase of common stock	—	(849,871)
Proceeds from issuance of common stock in registered direct offering, net of issuance costs of $255,254	19,259,746	—
Proceeds from issuance of common stock through exercise of stock options and employee stock purchase plan	289,196	77,600
Net cash provided by financing activities	19,069,275	4,710,418

Net increase in cash and cash equivalents	26,291,121	3,681,583
Cash and cash equivalents, beginning of year	8,260,059	4,578,476
Cash and cash equivalents, end of year	$34,551,180	$8,260,059
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$8,911,190	$2,653,043
Interest paid during the period	177,816	19,485
Non-cash transactions:
Contract for product license – contract payable (total $120,000)	$90,000	$—
Write off/donation of inventory	2,001,464	46,032
Negotiated repurchases of Pernix common stock from insider	—	3,600,000
Contribution of capital in acquisition of Macoven	—	2,211,344

See accompanying notes to consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Company Overview

Pernix is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. We expect to continue to execute our growth strategy which involves the horizontal intigration of our branded prescription, generic and OTC businesses. We manage a portfolio of branded and generic prescription products and theobromine, a non-codeine, cough suppressant product candidate in development.  Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, REZYST IM™, a proprietary probiotic blend to promote dietary management and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). The Company promotes its branded products through an established U.S. sales force. Pernix also markets generic products through its wholly-owned subsidiary, Macoven Pharmaceuticals. Founded in 1996, the Company is based in The Woodlands, TX.

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

 Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).   The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.

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

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. Pernix partners with third parties to manufacture all of its products and product candidates. Most of Pernix’s manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold could also affect its costs of product sales. For the year ended December 31, 2011, approximately (excluding Natroba which is purchased exclusively from ParaPRO),  65% of the inventory purchases were from four  primary suppliers, allocated 19%,  17% , 16% and 13%, respectively. For the year ended December 31, 2010, approximately 88% of our product  inventory purchases was from three primary suppliers, allocated 46%, 22% and 20%, respectively.  The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

Trade accounts receivable are unsecured and are due primarily from wholesalers and distributors that sell to individual pharmacies. The Company primarily sells to three major customers (see Note 15).  The Company continually evaluates the collectability of accounts receivable and maintains allowances for potential losses when necessary.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents on deposit with financial institutions in the United States.  Included in Cash and Cash Equivalents is approximately $21 million invested by Regions Morgan Keegan Trust in short-term securities which are secured by government securities at an amount not less than 105%.  The Federal Deposit Insurance Corporation ("FDIC") covers $250,000 for substantially all depository accounts and temporarily provides unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing transaction acconts. The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2011, the Company had approximately $3,077,000 which exceeded these insured amounts.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents (including our Regions Trust Account which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds), an investment in equity securities (TherapeuticsMD), and certain land.  The carrying value of these assets approximate their fair value.

Effective May 1, 2008, the Company adopted FASB Accounting Standards Codification ASC 820 which provides a framework for measuring fair value under GAAP. The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions, which delayed the effective date of ASC 820 for all nonrecurring fair value measurements of non-financial assets and liabilities until our fiscal year ended December 31, 2011.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date.
Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities as of the reporting date.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2011 and 2010 (in thousands):

	2011
Financial Assets	Level 1	Level 2	Level 3	Total
Notes receivable	—	—	4	4
Investment in TherapeuticsMD	—	—	2,763	2,763
Land (1)	—	—	572	572
Total	$—	$—	$3,339	$3,339

	2010
Financial Assets	Level 1	Level 2	Level 3	Total
Note receivable(1)	$—	$—	$114	$114
Land(1)	—	—	952	952
Total	$—	$—	$1,066	$1,066

(1)	Measured on a non-recurring basis.

Accounts Receivable

Accounts receivable result primarily from sales of pharmaceutical products and amounts due under revenue sharing arrangements. Credit is extended based on the customer’s financial condition, and generally collateral is not required. The Company ages its accounts receivable using the corresponding sale date of the transaction and considers accounts past due based on terms agreed upon in the transaction, which is generally 30 days for brand sales and 60 to 120 days for generic sales, depending on the customer and the products purchased.

Current earnings are charged with a provision for bad debt expense based on experience and evaluation of the individual accounts. Write-offs of accounts are charged against this allowance once the amount is determined to be uncollectible by management. Recoveries of trade receivables previously written off are recorded when recovered. At December 31, 2011 and 2010, management evaluated the need for an allowance and determined no allowance was necessary.

Inventories

Inventory is valued at the lower of cost or market, with cost determined by using the specific identification method. Allowances for slow-moving, obsolete, and/or declines in the value of inventory are determined based on management’s assessments.  Sample inventory utilized for promoting the products is expensed and included in SG&A expenses when purchased.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. If any long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.   As of December 31, 2011, the Company recorded an impairment charge of approximately $380,000 to the value of the Company's land due to a recent appraisal of the property.

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

Goodwill

Goodwill is recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the acquisition method of accounting. The ongoing evaluation for impairment of goodwill requires significant management estimates and judgment. We evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. There were no impairment charges in 2011 or 2010.

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

The following table sets forth a summary of Pernix’s consolidated net revenues (in thousands) for the years ended December 31, 2011 and 2010.

	Year Ended December 31, (in thousands)
	2011	2010
Gross Product Sales
Upper respiratory, allergy and antibiotic products	$61,454	$48,485
Dietary supplements and medical food products	4,509	691
Other generic products	8,152	—
Dermatology products (including NATROBA)	12,633	903
Gross product sales	86,748	50,079
Sales allowances	(30,775)	(19,342)
Net product sales	55,973	30,737
Co-promotion, royalty and other revenues	4,634	2,490
Net Revenues	$60,607	$33,227

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at 5% to 7% of sales of branded products based upon historical data compiled since 2004, as well as other facts and circumstances that may impact future expected returns.  Under our co-promotion arrangement with ParaPRO, certain returns of NATROBA sold within the first year of launch will be reimbursed by ParaPRO up to 65%.  The Company estimates returns at 5% - 12% on sales of generic products depending on assumptions and/or facts and circumstances existing for certain products.  The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

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

Freight

The Company includes freight costs for outgoing shipments in selling expenses.  Outgoing freight costs were approximately $384,000 and $224,000 for the years ended December 31, 2011 and 2010, respectively.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will advance third parties a research and development fee which is amortized over the term of the related agreement. Research and development expenses during the year ended December 31, 2011 were primarily related to the launch of a new generic product in 2011. Included in research and development expenses for the year ended December 31, 2010 is approximately $689,000 of amortization of the development fee that the Company paid to Macoven in July 2009 which, prior to the acquisition of Macoven on September 8, 2010, was being amortized over the 18-month term of the agreement.  Other research and development costs in both years are related to the testing of current products’ stability.

Segment Information

The Company markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, the types of customer, the distribution methods and the regulatory environment.

Income Taxes

Income taxes are accounted for using the asset and liability method pursuant to ASC Topic 740 - Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not.  Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of December 31, 2011.  Income tax returns subject to review by taxing authorities include 2008, 2009 and 2010.

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

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2011	2010
Numerator:
Net income	$8,347,601	$9,308,787
Denominator:
Weighted-average common shares, basic	23,990,734	23,381,676
Dilutive effect of stock options	469,557	33,773

Weighted-average common shares, diluted	24,460,291	23,415,449

Net income per share, basic	$0.35	$0.40
Net income per share, diluted	$0.34	$0.40

As of December 31, 2011, total outstanding options are 1,848,491.  Options not included above are anti-dilutive.  See Note 17 for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company holds investment marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income.  The components of other comprehensive income are recorded in the consolidated statements of income and comprehensive income, net of the related income tax effect.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock.  The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. The Company has applied a 30% discount to the quoted market value of  its TherapeuticsMD stock, which represents the Company’s estimate of the discount for lack of marketability for its non-controlling interest. In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700.

TherapeuticsMD Common Stock	Cost	Appreciation	Discount	Fair Value
2,631,579 shares	$1,000,000	$2,947,368	$(1,184,000)	$2,763,368

Reclassifications

Certain reclassifications have been made to prior period amounts in our consolidated statements of income to conform to the current period presentation.  These reclassifications related to the classification of cost of samples as a selling expense instead of including in cost of goods had no effect on net income as previously reported.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing—Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this standard effective September 30, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. In December 2011,  ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income Presentation of Comprehensive Income in Accounting Standards Update No. 2011-05 indefinitely defers certain disclosures required by 2011-5.  The new ASU, as amended, revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”).

In May 2011, the FASB, together with the International Accounting Standards Board,  jointly issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The adoption of ASU 2011-04 gives fair value the same meaning between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and improves consistency of disclosures relating to fair value.  The provisions of ASU 2011-04 will be effective for years beginning after December 15, 2011.  Public entities will begin adoption in the first interim period beginning after December 15, 2011.  Changes as a result of this new standard are to be applied prospectively.  However, changes in valuation techniques shall be treated as changes in accounting estimates.  The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In 2010, the FASB issued an Accounting Standard Update ASU 2010-27, “Other Expenses (ASC Topic 720), Fees Paid to the Federal Government by Pharmaceutical Manufacturers.” This guidance applies to the non-tax deductible annual fee that will be imposed on pharmaceutical manufacturers and importers that sell branded prescription drugs to specified government programs as part of U.S. health care reform. This fee is allocated to companies based on their prior calendar year market share for branded prescription drug sales into these government programs. This guidance clarifies how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by U.S. Health Care Reform. This fee will be recorded as selling, general and administrative expense in the Company's condensed consolidated results of operations and will be amortized on a straight-line basis for the year. This guidance was effective on January 1, 2011. The Company is currently awaiting information from the Internal Revenue Service regarding the calculation of this fee.  This fee did not have a material impact on the Company's results of operations for 2011.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Accounting Standards Codification (“ASC”)  Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition, Milestone Method of Revenue Recognition, under ASC No. 605. The new guidance defines specific criteria for evaluating whether the milestone method is appropriate for the purposes of assessing revenue recognition. ASU No. 2010-17 stipulates that consideration tied to the achievement of a milestone may only be recognized if it meets all of the defined criteria for the milestone to be considered substantive. The guidance also requires expanded disclosures about the overall arrangement, the nature of the milestones, the consideration and the assessment of whether the milestones are substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In March 2010, the FASB issued ASU No 2010-12, “Income Taxes (ASC Topic 740), Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts .” This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC staff announcements. In essence, the announcements provide that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update was effective immediately. These health care bills have not had an impact on  the Company’s consolidated financial statements.

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

The carrying value of cash and cash equivalents including restricted cash, accounts receivable, other assets and trade accounts payable approximate fair value due to the short-term nature of these instruments.  As of December 31, 2011 and 2010, the Company did not have any funds in overnight repurchase accounts.

The Company has a note receivable of approximately $4,000 at December 31, 2011 which is measured at fair value on a nonrecurring basis.  The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  As of December 31, 2011, the Company recognized an impairment charge of $380,000 on  118 acres of undeveloped land in Charleston County, South Carolina based on an updated appraisal.

Note 4.	Business Combinations and Other Acquisitions

Acquisition of Macoven

On September 8, 2010, Pernix purchased 100% of the outstanding membership interests of Macoven for an aggregate purchase price of $2,200,000.

Pernix acquired Macoven in order to expand its portfolio to offer generic products to its customers and to enter into collaborative arrangements with third parties to promote generic products.  From July 2009 until the closing of Pernix’s acquisition of Macoven,  Macoven held a non-exclusive license to develop, market and sell authorized generics of Pernix branded products.

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

In the event a new drug application is approved by the United States Food and Drug Administration (the “FDA”) for an antitussive product candidate  incorporating the invention claimed in a United States antitussive patent owned by Gaine, Pernix will then be obligated to pay the sellers an aggregate of $10,000,000 in cash or Pernix common stock.  Alternatively, upon a transfer of ownership of the patent, Pernix will be obligated to pay the sellers an aggregate amount equal to the greater of  (i) $5,000,000, or (ii) fifty percent (50%) of the aggregate purchase price, up to a maximum aggregate amount not to exceed $10,000,000, payable in cash or Pernix common stock at the Company's election.  In connection with its formation of the joint venture with SEEK, Pernix granted a subsidiary of the joint venture an exclusive license to all of its theobromine intellectual property, including the antitussive patent owned by Gaine.  For additional information, see Note 9 – Investment in Joint Venture.

Note 5.	Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2011	2010
Trade accounts receivable	$18,844,320	$13,383,021
Less allowance for customer discounts	(393,174)	(305,917)
Total trade receivables	18,451,146	13,077,104

Other receivables	4,000	2,203
Receivables from third parties – collaboration arrangements	2,146,214	1,678,933
Total account receivables	$20,601,360	$14,758,240

The Company typically requires our customers to remit payments within the first 30 for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased).  The Company offers wholesale distributors a prompt payment discount, which is typically 2%, as an incentive to remit payment within these deadlines.  Accounts receivable are stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of December 31, 2011 and 2010, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

Note 6.	Inventory

Inventories consist of the following:

	December 31,
	2011	2010
Purchased finished goods	$5,848,295	$4,145,734
Purchased raw materials	412,867	—
	$6,261,162	$4,145,734

The Company does not currently manufacture any products.  The raw materials the Company has in inventory are provided to certain of its manufacturers to utilize in the manufacture of its products and, from time to time, are sold to other companies to utilize in their own products.  Sample inventory of approximately $627,000 was expensed to SG&A when received.

Note 7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2011	2010
Prepaid expenses	$885,558	$759,559
Deposits on inventory and prepaid royalties	1,046,691	1,020,541
Prepaid contracts	208,333	—
Other current assets	3,621	113,962
Total	$2,144,203	$1,930,062

Note 8.	Property, Plant & Equipment

	December 31,
	2011	2010
Land	$572,342	$952,342
Buildings	35,421	25,485
Equipment	444,959	319,016
Furniture and fixtures	92,715	52,998
Computer software and website	88,500	88,500
	1,233,937	1,438,341
Less accumulated depreciation	(321,989)	(224,491)
	$911,948	$1,213,850

Depreciation expense amounted to approximately $97,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively.

        In March 2010, the Company acquired land and furniture and fixtures valued at approximately $952,000 and $12,000, respectively, in the merger with GTA.  The $572,000 represents the estimated fair value of 118.67 acres of undeveloped land in Charleston County, South Carolina after the Company recorded an impairment charge of $380,000 at December 31, 2011 based on the current appraised value of the land.

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

In March 2011, Pernix and SEEK appointed a financial advisor in connection with an auction of theobromine (BC 1036). While the JV has not received an offer to purchase the theobromine assets that was acceptable by its board of directors, the JV continues to evaluate opportunities and expects to continue discussions with interested parties to maximize the value of this asset. The JV expects to initiate its pivotal Phase III trial in the European Union in 2012, and is currently evaluating over-the-counter strategies in certain countries, including the United States.  On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.  The Company has funded a total of $2.5 million since the formation of the joint venture.

Below is the condensed balance sheet of the JV prepared in accordance with GAAP:

Condensed Balance Sheet as of:	December 31,
(unaudited) (in thousands)	2011	2010
Cash and other current assets	$1,512	$1,332
Intellectual property and other rights (including capitalized development costs)	1,719	1,676
Total assets	$3,231	$3,008

Equity	$3,231	$3,008

Loss from operations of the joint venture with SEEK	$814	$—

Note 10.	Intangible Assets

Intangible assets consist of the following:

		December 31 ,
	Life	2011	2010
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Product license	1 year	120,000	—
Non-compete and supplier contract – Macoven	3 years	5,194,571	5,194,571
Trademark rights – BROVEX	Indefinite	238,758	238,758
Non-compete- Ubiquinone	2 years	—	250,000
Goodwill	Indefinite	1,406,591	1,406,591
		12,288,920	12,418,920
Accumulated amortization		(3,412,416)	(1,457,020)
		$8,876,504	$10,961,900

 Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2012	$1,791,000
2013	1,055,000
2014	1,055,000
2015	1,055,000
2016	1,055,000
Thereafter	1,220,000
$7,231,000

Amortization expense is approximately $2,205,000 and $1,178,000 for the years ended December 31, 2011 and 2010, respectively.

Patents

On August 24, 2010, the Company and Kiel Laboratories, Inc. ("Kiel") entered into a patent purchase agreement whereby the Company acquired Kiel assets relating to its TCT control delivery technology, which included three United States patents, certain trademarks and related intellectual property and existing inventory.  Prior to the acquisition, the Company licensed the right to utilize the TCT technology in its ALDEX and PEDIATEX  brand product lines from Kiel in consideration for certain royalty payments.  The TCT technology is also utilized in the Pyril, Pyril DM and Trip PSE generic product lines acquired in the acquisition of Macoven.

Note 11.	Accrued Allowances

Accrued allowances consist of the following:

	December 31,
	2011	2010
Accrued returns allowance	$5,712,500	$4,313,000
Accrued price adjustments	5,450,619	1,743,674
Accrued government program rebates	5,843,290	4,432,000
Total	$17,006,409	$10,488,674

Note 12.	Contracts Payable

Contracts payable consist of the following:

	December 31,
	2011	2010
Stock repurchase contract with related party (see Note 14)	$1,200,000	$1,200,000
Gaine acquisition	—	1,000,000
Product license contract	90,000	—
Total contracts payable – short term	$1,290,000	$2,200,000

Stock repurchase contract with related party (see Note 14) – long term	$600,000	$1,800,000

Note 13.	Lines of Credit

On September 8, 2010, the Company entered into a loan agreement with Regions Bank. The loan agreement provides for a $5 million secured revolving line of credit (the “RLOC”) and a $5 million secured guidance line of credit (the “GLOC” and together with the RLOC, the “Loans”). The Loans are secured by a lien on substantially all the Company's assets. The RLOC may be used to fund working capital needs and the GLOC may be used for acquisitions approved by Regions. The Loans mature on September 8, 2012 and bear interest at LIBOR plus 2.5%. Any unused amounts under the loan agreement is subject to a 0.25% availability fee.

The loan agreement contains customary restrictive covenants and events of default, including breaches of representations and warranties and breaches of covenants. As of December 31, 2011, the Company was in compliance with all financial covenants.

In consideration for Regions entering into the Loan Agreement, the Company granted Regions a first priority security interest in substantially all of its assets except for all patents owned by Pernix as well as certain trademarks.  Regions is also entitled to a first priority security interest on any intellectual property assets acquired with proceeds from the GLOC.

The outstanding balances under the GLOC and the RLOC were $5,000,000 and $1,000,000, respectively, as of December 31, 2011, and $5,000,000 and $0, respectively, as of December 31, 2010.

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

On September 10, 2010, Pernix entered into an agreement, pursuant to the above stock repurchase authorization, to purchase 2,000,000 shares of its common stock from an employee of Pernix, at $1.80 per share.  The aggregate purchase price of $3,600,000 will be paid in equal quarterly payments of $300,000 over three years.

In addition to the 2,000,000 shares acquired from the employee discussed above, the Company repurchased 70,867 shares of the Company’s common stock from June 2010 through November 2010 in open market purchases for an aggregate price of approximately $250,000.

As of December 31, 2011, after consideration of the repurchase of 2,070,867 shares discussed above, there remained $1,150,000 of the authorized amount to repurchase shares of the Company’s outstanding common stock under the repurchase program.

Note 15.	Concentrations

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list all of the Company’s customers that individually comprise greater than 10% of total gross product sales (before gross to net deductions) and their aggregate percentage of the Company’s total gross product sales for the years ended December 31, 2011 and 2010, and all customers that comprise more than 10% of total accounts receivable and such customers’ aggregate percentage of the Company’s total accounts receivable as of the years ended December 31, 2011 and 2010:

Gross Product Sales	For the years ended December 31,
	2011	2010
Cardinal Health, Inc.	37%	43%
McKesson Corporation	23%	29%
AmerisourceBergen Drug Corporation	11%	8%
Morris & Dickson	13%	13%
Total	84%	93%

Accounts Receivable	As of December 31,
	2011	2010
Cardinal Health, Inc.	30%	50%
McKesson Corporation	32%	27%
Morris & Dickson	5%	11%
Total	67%	88%

Note 16.	Other Revenue Sharing Arrangements

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

In addition to the co-promotion agreement that the Company has with ParaPRO, the Company also has a Supply and Distribution Agreement.  The cost that the Company pays for NATROBA pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that the Company pays on the other products in our portfolio which impacts our gross profit margin on product sales.  The impact on gross profit margin of the NATROBA cost of sales is reflected in the table below for the latter half of 2011 since NATROBA was launched in August 2011.

	Year Ended December 31,		Six Months Ended December 31(2),
	2011(1)	2010	2011(1)	2010
Pernix Consolidated Gross Margin - including Natroba	69%	N/A	64%	N/A
Pernix Consolidated Gross Margin - excluding Natroba	78%	84%	77%	82%

1Excludes approximately $2,001,000 and $1,183,000 in write offs of obsolete, expired and/or donated product inventory for the year and six months ended December 31, 2011, respectively.

2The  six-month period (third and fourth quarters of 2011)  is presented for comparative purposes due to the fact that NATROBA was launched during the third quarter of 2011.

Note 17.	Employee Compensation and Benefits

The Company participates in a 401(k) plan (the “Plan”), which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first 6 percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the Plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $292,000 and $216,000 for the years ended December 31, 2011 and 2010, respectively.

Stock Options

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with GTA on March 9, 2010.  At the 2011 Annual Meeting held on June 23, 2011, the Company’s stockholders approved the proposal to amend and restate the 2009 Plan in order to (1) increase the number of issuable shares from 3,683,787 to 5,000,000, (2) increase the number of shares issuable as full-value awards from 1,500,000 to 3,000,000, (3) add a maximum dollar value limitation on certain awards to any one person in a given year, and (4) extend the term of the 2009 Plan to June 23, 2021, which is 10 years after the 2011 Annual Meeting.

As amended and restated, the maximum number of shares that can be offered under this plan is 5,000,000.  Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units (“RSU”), (e) stock appreciation rights (“SARs”) and (f) other stock-based awards.

As of December 31, 2011, approximately 233,333 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA.  The remaining average contractual life of these options is approximately fourteen months.

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

During the year ended December 31, 2011, 431,000  options were issued under the 2009 Stock Incentive Plan for an average exercise price of $7.37.  All of the options expire ten years from the date of the grant.

During the year ended December 31, 2011, 27,842  options were exercised; 10,000 options previously granted to non-employee former board members expired and 30,667 options previously granted to former employees were cancelled.

The following table shows the weighted average of the assumptions used to value stock options on the date of grant (excluding the ParaPRO options), as follows:

	Year Ended December 31,
	2011	2010
Expected stock price volatility - range	69.2 - 77.4%	69.3 - 76.3%
Estimated dividend yield	0.00%	0.00%
Risk-free interest rate	1.45%	2.51%
Expected life of option (in years)	6.02	6.00
Weighted-average grant-date fair value per share	$4.68	$2.42

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

The following table shows the option activity, described above, during the year ended December 31, 2011:

Option Shares	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	1,026,000	$3.81
Granted(1)	891,000	5.45
Exercised	(27,842)	2.81
Cancelled	(30,667)	4.04
Expired	(10,000)	15.7
Outstanding at December 31, 2011	1,848,491	$4.55	8.0	$8,742,755

Vested and exercisable, end of period	480,154	$3.73	4.9	$2,655,702

(1)Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011 at an exercise price of $3.65 , that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of NATROBA.

The following table shows the details by range of exercise price for the total options outstanding at December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Price		Shares	Remaining Contractual Life (years)	Shares	Price

1.94		20,000	1.2	20,000	$$1.94
2.20		30,833	1.2	30,833	2.20
3.31 - $3.98	(1)	1,233,158	8.8	289,321	3.72
4.20		137,500	1.2	137,500	4.20
6.10		197,000	9.6	-	-
7.90		40,000	9.0	-	-
8.20		150,000	9.9	-	-
10.14		40,000	9.2	2,500	-

		1,848,491	8.1	480,154	$$3.73

(1)Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of NATROBA.  For additional information, see Note 12.

As of December 31, 2011, there was approximately $2,429,000 of  unrecognized compensation cost related to unvested stock options issued to employees and/or directors of Pernix, which is expected to be recognized ratably over a weighted-average period of  2.2 years.

Restricted Stock

During the year ended December 31, 2011, 60,000 restricted common shares were issued, all in the first three months of the period.  With the exception of changes in the vesting of certain restricted shares described below, the restricted shares will vest ratably over three years from the date they were issued.  As of December 31, 2011, 160,000 restricted common shares have been issued, 39,998 of which have vested.  Approximately $532,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.67 years.

On August 29, 2011, Jan H. Loeb informed the Company of his resignation from the Company’s Board of Directors, effective August 31, 2011.  In connection with his resignation, the Company entered into a consulting agreement with Mr. Loeb pursuant to which all of Mr. Loeb’s 26,667 outstanding options issued under the Company’s equity incentive plans that were not yet exercisable became exercisable over a twelve month period (with one-fourth of such options becoming exercisable on the first day of each fiscal quarter beginning with the fourth quarter of 2011), and all outstanding shares of restricted stock held by Mr. Loeb shall be fully vested and free of restriction over a twelve-month period (with one-fourth of such restricted shares becoming vested and free of restriction on the first day of each fiscal quarter beginning with the fourth quarter of 2011).

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral.  Semi-annually, participant account balances will be used to purchase shares of stock at the lesser of 85% of the fair market value of shares at the beginning or ending of such six-month period.  The Employee  Stock Purchase Plan expires on July 22, 2020.  A total of 1,000,000 shares will be available for purchase under this plan.  For the year ended December 31, 2011, 33,568 shares were issued under this plan.  Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the years ended December 31, 2011 and 2010 was approximately $101,000 and $0, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and directors:

	Years Ended December 31,
	2011	2010
Employees	$834,000	$287,000
Non-employees/Directors	449,000	177,000

Total	$1,283,000	$464,000

Note 18.	Income Taxes

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

The income tax provision consisted of the income tax expense (benefits) for the years ended December 31, 2011 and 2010, as presented in the table below.  The tax expense for the year ended December 31, 2010 is shown net of a one-time benefit associated with the recognition of deferred tax assets arising upon termination of the S election.

The components of the provision for income taxes are as follows for the years ending December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Current:
Federal	$6,566,000	$3,765,000
State	970,000	776,000
	7,536,000	4,541,000
Deferred Provision:
Federal	(2,551,000)	(2,807,000)
State	(396,000)	(248,000)
	(2,947,000)	(3,055,000)
	$4,589,000	$1,486,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$149,000	$118,000
Accruals	3,831,000	2,268,000
Stock awards	515,000	42,000
Investment in joint venture with SEEK	312,000	—
NOL carryovers	493,000	649,000
Differences in carry value of property and equipment	66,000	—
Gross deferred tax assets	5,366,000	3,077,000

Deferred tax liabilities:
Differences in carrying value of property and equipment	$—	$(33,000)
Other	(99,000)	(90,000)
Intangibles	(901,000)	(1,535,000)
Investments	(674,000)	—
Gross deferred tax liability	(1,674,000)	(1,658,000)
Net deferred tax asset/(liability)	3,692,000	1,419,000

Included in consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities–current	4,552,000	2,494,000
Deferred income tax assets/deferred income tax liabilities–long-term	(860,000)	(1,075,000)
Net deferred tax asset	$3,692,000	$1,419,000

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

The effective income tax rate from continuing operations is different from the federal statutory rate for the years ended December 31, 2011 and 2010 for the following reasons:

	December 31,
	2011	2010
Expected taxes at statutory rates	35.0%	35.0%
State taxes, net of federal tax benefit	2.9%	3.2%
Establishment of deferred tax asset due to tax status change	—	(17.0)%
Release of valuation allowance	—	(7.2)%
Other	(2.4)%	(0.2)%
	35.5%	13.8%

Note 19	Commitments and Contingencies

Letter of Credit

The Company was required to provide a letter of credit to one of its manufacturers as security for its performance of payment in the amount of $500,000.  On June 13, 2011, this letter of credit was released by the manufacturer due to proven payment history.  These funds were transferred from restricted cash to  cash.

Purchase Commitments

Pursuant to the Supply and Distribution Agreement between the Company and ParaPRO, the Company has purchase commitments for NATROBA of approximately $33,830,000 during year 1, $51,740,000 during year 2 and $75,620,000 during year 3 of the supply and distribution agreement in order to retain its exclusive co-promotion rights, with the purchase commitment obligations commencing on August 3, 2011. The Company purchased approximately $10,671,000 under the agreement for the year ended December 31, 2011. The Supply and Distribution Agreement may be terminated pursuant to certain terms in conditions, including but not limited to, the failure of the parties to come to agreement on adjusted dispensed product minimums.

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were issued to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of December 31, 2011, there was approximately $2,528,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 4.7 years.

Leases

The Company leases it office facilities in The Woodlands, Texas under a lease with an unrelated third party.  The term of the current lease expires on May 8, 2015.  Pursuant to this lease, the Company pays rent of approximately $15,000 per month with stated annual escalators and shares in 2.49% of the excess operating expenses of the building.

The Company leases certain of its office and warehouse facilities under triple net leases with an entity owned by the former stockholders of  PTI.  The term of each lease is month to month and may be terminated by either party without penalty.  Pursuant to these leases, the Company pays rent of approximately $5,100 and $3,000 per month for the Texas and Louisiana facilities, respectively, with an annual CPI escalator. The Company believes these amounts reflect market rates that are as favorable to the Company as could be obtained with unrelated third parties.

The Company leases it office facilities in South Carolina under a lease with an unrelated third party.  The term of the current lease expires April 1, 2013.  Pursuant to this lease, the Company pays rent of approximately $2,300 per month with annual escalators of 10%.

The Company leases certain equipment under operating leases pursuant to which future expected payments are approximately $7,000 in 2012, $6,000 in 2013 and $5,000 thereafter.
Acquisitions, License and Co-promotion Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold.  For the years ended December 31, 2011 and 2010, we recognized approximately $2,427,000 and $458,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.

Other Commitments

From time to time in the ordinary course of business, the Company enters into agreements regarding royalty payments and/or receipts.  The total royalty revenue recognized for the fiscal year ended December 31, 2011 and 2010 is approximately $247,000 and  $94,000, respectively. The total royalty expense recognized for the fiscal year ended December 31, 2011 and 2010 was approximately $632,000 and $832,000 respectively.

As of December 31, 2011, the Company no longer has any active royalty agreements but will continue to have minimal royalty expense from the amortization of certain prepaid royalties as certain products are sold.

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

For further details on commitments and contingencies, see Subsequent Events, Note 20

Note 20.	Subsequent Events

United States District Court for the Eastern District of Texas, Civil Action No. 6:12-cv-00027-LED.  On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab, L.L.C., filed suit seeking unspecified damages and injunctive relief against our wholly-owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490, and 6,011,040 based on Macoven’s commercialization of the following products:  Vitaciric-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5 mg; and L-methylfolate calcium 15 mg. While formal discovery has not yet commenced, the Company believes it has meritorious defenses to the substantive allegations asserted and intends to aggressively defend itself in these proceedings.

License of Gastroenterology Product.  In January 2012, the Company entered into a license and supply agreement with a private company for a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, the Company obtained exclusive marketing rights to this product in the United States. The Company paid an up-front license fee of $2.0 million and expects to pay an additional fee of $2.0 million upon commercial launch of the product. In addition to these license fees, the agreement calls for the Company to pay royalties and milestone payments based on the sales of the product.  VelocityHealth Securities, Inc. acted as the exclusive financial advisor to Pernix on this transaction and was paid a fee of $400,000.

Controlled Equity Offering.  On February 10, 2012, the Company entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time to time through Cantor, acting as agent, but in no event more than 5,000,000 shares of common stock. Sales of the Company's common stock through Cantor, if any, will be made on the NYSE Amex by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Cantor and the Company. Cantor will use its commercially reasonable efforts to sell the Company's common stock from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company pays Cantor a commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor as agent under the Sales Agreement. The Company has also reimbursed Cantor for certain expenses incurred in connection with entering into the Sales Agreement and has provided Cantor with customary indemnification rights. The Company will use the proceeds of this financing to provide funding for future acquisitions and for general corporate purposes.  As of March 23, 2012, 264,000 shares have been sold pursuant to the controlled equity offering for aggregate net proceeds to the Company of approximately $2,486,000.

Development and License Agreement for Pediatric Product.  In March 2012, the Company entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product.

Amendment to Employment Agreement. On March 23, 2012, the Company, Macoven and John McMahon, Macoven’s Vice President of Product Sales, entered into an amendment to Mr. McMahon’s amended and restated employment agreement pursuant to which all provisions relating to quarterly bonuses and a bonus pool were removed.  The amendment also provided for the issuance of 165,000 shares of restricted stock pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with certain volume limitations on the sale of such shares after vesting.

Also on March 23, 2012, the Company granted Michael Venters, Macoven’s Executive Vice President of Corporate Development, 85,000 shares of restricted stock pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with the same volume limitations as Mr. McMahon.  Both grants vest in equal installments on each of the first three anniversaries of the date of grant.

Director Compensation. On March 22, 2012, each non-executive director received a grant of options to purchase 10,000 shares of our common stock and a grant of 10,000 shares of restricted stock.  The options and restricted stock each vest on-third per year on the first three anniversaries of the grant date.  The options were granted at the market price of $9.02, the closing market price on March 21, 2012.  In addition, our Board approved a $5,000 increase in the annual cash compensation of the non-executive Chairman; otherwise, the compensation program was unchanged.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE  GOVERNANCE

Executive Officers and Directors

In choosing our directors, we have sought persons with the highest personal and professional ethics, integrity, and values, who can commit themselves to representing the long-term interests of our stockholders. Our directors must also have an inquisitive and objective perspective, practical wisdom, and mature judgment. Our directors must be willing to devote sufficient time to carrying out their duties and responsibilities effectively and should be committed to serve on our Board of Directors (the “Board”) for an extended period of time. In addition to these attributes, each of our directors has a strong and unique background and experience which led us to conclude that he should serve as a director of our Company. These qualifications are set forth below in each director’s biography. Additionally, in determining the composition of our Board, we consider the director independence and committee requirements of NYSE Amex rules and all legal requirements.

The following table sets forth information regarding individuals who currently serve as our executive officers and directors. The age of each individual in the table below is as of December 31, 2011.  Pursuant to our certificate of incorporation and bylaws, our officers are appointed annually by the Board and hold office until their respective successors are qualified and appointed or until their resignation, removal or disqualification.  Our Board currently consists of five members, all of whom are elected annually to the Board.

Name	Age	Position(s)
Michael C. Pearce	50	Chairman of the Board
Cooper C. Collins	32	President, Chief Executive Officer and Director
David P. Becker	45	Chief Financial Officer
Charles S. Hrushka	60	Vice President of Sales and Marketing
Anthem H. Blanchard	32	Director
Steven A. Elms	52	Director
James E. Smith	59	Director

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

Relevant Experience:

•	Public company management

•	Strategic planning

•	Business development

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

Relevant Experience:

•	Operational knowledge of our business

•	Sales and marketing knowledge and experience

•	Strategic planning

David P. Becker currently serves as Chief Financial Officer.  Prior to his appointment as the Company’s Chief Financial Officer on December 5, 2011, Mr. Becker was Interim Chief Financial Officer and Chief Restructuring Officer of LW Stores, a discount retail chain outlet.  From 2008 to 2010, Mr. Becker served as Executive Vice President & Chief Financial Officer of MiddleBrook Pharmaceuticals, Inc.  From 2007 to 2008, Mr. Becker worked as an independent consultant through his wholly-owned company, Becker Consulting, offering financial and accounting consulting services to portfolio companies of venture capital firms.  From 2000 to 2007, Mr. Becker served as Executive Vice President, Chief Financial and Administrative Officer & Treasurer of Adams Respiratory Therapeutics, Inc.   Mr. Becker is a certified public accountant in the state of California with over 10 years of accounting experience in the healthcare industry .  Mr. Becker holds a bachelor of science in accounting from the University of Southern Mississippi.

Charles S. (“Chuck”) Hrushka was appointed Vice President of Sales and Marketing December 5, 2012.  Prior to joining the Company, Mr. Hrushka served as a senior consultant for Giles & Associates Consultancy, offering strategic and business development consulting services to the pharmaceutical industry, prior to his appointment as the Company’s Vice President of Sales & Marketing.  From 2007 to 2009, Mr. Hrushka served as Vice President of Marketing of Shionogi Pharma, Inc. (formerly Sciele Pharma, Inc.).  From 2005 to 2007, Mr. Hrushka served as Vice President of Marketing of Sucampo Pharmaceuticals, Inc.  Mr. Hrushka has over twenty five years’ experience in the pharmaceutical and biotechnology industries.  He holds a bachelor of science in biology from Lynchburg College, and a master’s in business administration from Georgia State University.

Anthem Hayek Blanchard has been an independent director of the Company since March 9, 2010 and serves as a member of the Company’s Audit and Compensation Committees and as the Chairman of the Company’s Nominating Committee. Mr. Blanchard is the founder and CEO of Blanchard Vault, Inc., a U.S.-based online precious metal retailer providing customers with an easy and secure way to buy, hold and sell physical gold and silver bullion insured and stored with Brink's Inc. in Salt Lake City. Prior to Blanchard Vault, Mr. Blanchard served as CEO of nuMetra, Inc.,  a software manufacturer enabling IPTV service via delivery of broadband across the Internet. From September 2002 through August 2008, Mr. Blanchard served as one of the founding members and the Director of Strategic Development & Marketing of online precious metal retailer and currency provider GoldMoney.com. During his tenure at GoldMoney, Mr. Blanchard identified and served in an advisory role to several entrepreneurs including precious metals expert and Rich Dad author Michael Maloney of GoldSilver.com and author Trace Mayer, J.D. of RunToGold.com. Mr. Blanchard holds a Bachelor of Business Administration in Finance & Accounting from Emory University.

Relevant Experience:

•	Emerging company management

•	Business development

•	Financial expertise

 Steven Elms currently serves as an independent director of the Company and also as the Chairman and financial expert of the Audit Committee.  He also serves on the Company’s Nominating and Compensation Committees. Mr. Elms is currently a Managing Partner at Aisling Capital, a leading private equity fund investing in life science companies. Previously, he was a senior member of the Life Sciences Investment Banking Group of Hambrecht & Quist and was involved in over 60 financing and M&A transactions, which helped clients raise in excess of $3.3 billion in capital. He received an M.B.A. from the Kellogg Graduate School of Management at Northwestern University, and a B.A. in Human Biology from Stanford University.
Relevant Experience:

•	Financial expertise

•	Public company management

•	Audit committee experience

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
Relevant Experience:

•	Legal expertise

•	Private company management

•	Operational knowledge of our Company

Code of Ethics

We have a written Code of Conduct and Ethics that applies to the directors, officers, and employees of, and consultants and contractors to, Pernix, including our Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is a set of policies on key integrity issues that will encourage representatives of Pernix to act ethically and legally. It includes our policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of our assets, payments to government personnel and reports to and communications with the SEC and the public. Any waivers of the Code of Ethics for directors or executive officers must be approved by our Board and disclosed in a Form 8-K filed with the SEC within four days of the waiver.  The full text of the Code of Ethics can be found under the Corporate Governance tab of our website, www.pernixtx.com.

Corporate Governance

Our bylaws authorize our Board to appoint one or more committees, each consisting of one or more directors. Our Board has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Our Board has adopted a charter for each committee, which describes the authority and responsibilities delegated to that committee by the Board.  A copy of the Audit Committee Charter can be found under the Corporate Governance tab of our website at www.pernixtx.com.

The Audit Committee

Under its charter, the Audit Committee’s responsibilities include:

-	the appointment, compensation, retention, evaluation and oversight of the work of our independent registered public accounting firm;

-	reviewing the experience and qualifications of the senior members and lead partner of the independent registered public accounting firm;

-	reviewing, evaluating and approving the annual engagement proposal of the independent registered public accounting firm;

-	the pre-approval of all auditing services and all non-audit services permitted to be performed by the independent registered public accounting firm;

-	determining the independence of our independent registered public accounting firm;

-	reviewing any audit problems or difficulties the independent registered public accountants may encounter in the course of their audit work.

-	reviewing all proposed “related-party” transactions for potential conflict-of-interest situations;

-
reviewing and discussing with management and our independent registered public accounting firm annual audited financial statements, quarterly financial statements, material accounting principles applied in financial reporting and any other release of financial information;

-	reviewing and discussing with management our policies with respect to risk assessment and risk management;

-
reviewing the integrity, adequacy, and effectiveness of our accounting and financial controls, both internal and external, with the assistance of our independent registered public accounting firm, any internal auditors and accounting personnel;

-
discussing with our Chief Executive Officer and Chief Financial Officer the processes involved in, and any material required as a result of, their Annual Report on Form 10-K and Quarterly Report on Form 10-Q certifications regarding the operation of the internal controls of Pernix;

-
reviewing reports from management, the independent registered public accountants, counsel, tax advisors or any regulatory agency relating to the status of compliance with laws, regulations, and internal procedures;

-	approving and monitoring our compliance with our Code of Business Conduct and Ethics, which covers the conduct and ethical behavior of the directors, officers, and employees of Pernix; and

-	establishing procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by Pernix.

Our Audit Committee is also responsible for any audit reports the SEC requires us to include in our proxy statements.  Currently, our Audit Committee consists of Messrs. Elms and Blanchard, each of whom is independent under the rules of the NYSE Amex. Each member of our Audit Committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. Mr. Elms was appointed Chairman of the Audit Committee on August 31, 2011 when he replaced Mr. Jan Loeb. None of the members of our Audit Committee has participated in the preparation of our consolidated financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements and are financially literate under the applicable rules of the NYSE Amex. Our Board has determined that Mr. Elms is an “audit committee financial expert” under SEC rules.

The Compensation Committee

Under its charter, the Compensation Committee’s responsibilities include:

-	reviewing the compensation practices and policies of Pernix to ensure they provide appropriate motivation for corporate performance and increased stockholder value;

-	approving (or recommending, where stockholder approval is required) any adoption, amendment or termination of compensation programs and plans;

-	overseeing the administration of our compensation programs and plans, including the determination of the directors and employees who are to receive awards and the terms of those awards;

-	conducting periodic surveys of compensation practices of comparable companies;

-	conducting an annual review and approval of compensation and benefits to directors and senior executives;

-	reviewing and approving the Company’s policies and procedures with respect to expense accounts and perquisites of the executive officers;

-	reviewing and approving our corporate goals and objectives for our Chief Executive Officer;

-
reviewing the performance of our Chief Executive Officer with regard to such goals and objectives with the independent members of our Board and communicating to our Chief Executive Officer the Board ’s evaluation of his performance;

-
reviewing and recommending to the Board of Directors the “Compensation Discussion and Analysis ” if required to be included, as applicable, in our Annual Report on Form 10-K, annual proxy statement, or any information statement;

-	composing the “Compensation Committee Report, ” if required to be included in our annual proxy statement;

-	reviewing and making recommendations to our Board regarding the directors ’ and officers’ indemnification and insurance matters; and

-	conducting an annual performance evaluation of the Compensation Committee.

The Compensation Committee of the Board of Directors consists of Messrs. Smith, Elms, and Blanchard, each of whom is independent under the rules of the NYSE Amex. The Chairman of the Compensation Committee is Mr. Smith.  A copy of the Compensation Committee Charter can be found under the Corporate Governance tab of our website, www.pernixtx.com.

The Nominating Committee

Under its charter, the Nominating Committee’s responsibilities include:

-	establishing criteria for selecting new directors;

-	considering and recruiting candidates to fill new positions on our Board, including any candidate recommended by the stockholders;

-	conducting appropriate inquiries to establish a candidate’s compliance with the qualification requirements established by the Nominating Committee;

-	assessing the contributions of individual directors, including those directors slated for re-election;

-	recommending director nominees for approval by our Board;

-	evaluating of the performance of our Board as a whole and of the Nominating Committee at least annually; and

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

Nomination Procedures For Appointment of Directors

As of March 23, 2012, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% beneficial owners to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely on a review of copies of such forms, or written representations that no filings were required, we believe that all such required reports were filed on a timely basis during fiscal year 2011 other than a Form 3 filed by Mr. Elms on February 1, 2012 that was due on September 8, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

As of December 31, 2011, Pernix had three executive officers, Mr. Collins, Mr. Becker and Mr. Hrushka.  Ms. Clifford served as chief financial officer until December 5, 2011 when Mr. Becker was appointed to this position.  Mr. Hrushka was appointed Vice President of Sales and Marketing effective December 5, 2011.  On September 30, 2010, the Board unanimously approved a change in the office held by Mr. Venters from Executive Vice President of Operations to Vice President of Corporate Development, whereby Mr. Venters ceased being an executive officer of Pernix.  Mr. Pearce was an executive officer until March 9, 2010, the date of the merger between Pernix and GTA.  The following table sets forth the 2011 and 2010 annual and long-term compensation paid or provided to Pernix’s executive officers.

		Salary	Bonus (2)	Option Awards (3)	All Other Compensation		Total
Name and Position (1)	Year	($)	($)	($)	($)		($)
Cooper C. Collins	2011	290,000	300,000	—	39,104	(4)	629,104
President and Chief Executive Officer	2010	290,000	300,000	—	40,155	(4)	630,155
David P. Becker	2011	17,398	—	759,329	750		777,477
Chief Financial Officer	2010	—	—	—	—		—
Tracy S. Clifford	2011	188,000	110,500	65,098	31,820	(5)	395,418
Former Chief Financial Officer; Current Controller, Finance Director Secretary and Treasurer	2010	143,060	100,000	181,392	34,187	(5)	458,639
Charles S. Hrushka	2011	13,237	—	—	750		13,987
Vice President of Sales and Marketing

(1)	The individuals listed in this table were named executive officers of Pernix as of December 31, 2011 except as otherwise described herein.

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

(4)
“All Other Compensation” in 2011 for Mr. Collins includes (i) auto allowance, (ii) medical and dental insurance coverage, (iii) Company contributions to his 401(k) account and (iv) other miscellaneous items that total less than $5,000.  “All Other Compensation” in 2010 for Mr. Collins includes (i) auto allowance, (ii) medical and dental insurance coverage, and (iii) our contributions to his 401(k) account.

(5)
“All Other Compensation” in 2011 for Ms. Clifford includes (i) auto allowance, (ii) medical and dental insurance coverage, (iii) Company contributions to her 401(k) account and (iv) other miscellaneous items that total less than $5,000.   “All Other Compensation” in 2010 for Ms. Clifford includes (i) auto allowance, (ii) medical and dental insurance coverage, (iii) our contributions to her 401(k) account, (iv) a non-cash trip incentive, and (v) the pay-out of accrued vacation time in transferring her employment from GTA to Pernix.

Employment Agreements with Executive Officers

Mr. Collins.  Pernix entered into a three-year employment agreement with Mr. Collins on June 1, 2008, which was assumed by Pernix in connection with the merger with GTA. Under the agreement, Mr. Collins received an annual base salary of $290,000, and was eligible to receive bonus payments in such amounts as our Board determined.  On June 1, 2011, the term of Mr. Collins’ employment agreement expired, and he serves as President and Chief Executive Officer on at at-will basis.

Mr. Becker. Pernix entered into an employment letter with Mr. Becker on December 5, 2011 pursuant to which Mr. Becker receives an annual base salary of $230,000, a monthly car allowance, family health benefits and is eligible to receive bonus payments as our Board may determine.  Mr. Becker also received a stock option award of 150,000 stock options on his first day of employment. These options vest ratably over three years and expire ten years from the date of issuance.  Upon termination without cause, Mr. Becker is eligible to receive severance equivalent to one year of annual salary at his then current rate and the cash equivalent of one year of his health benefits.

Mr. Hrushka. Pernix entered into an employment letter with Mr. Hrushka on December 5, 2011 pursuant to which Mr. Hrushka receives an annual base salary of $175,000, a monthly car allowance, family health benefits and is eligible to receive bonus payments as our Board may determine.  Mr. Hrushka was also eligible to receive a stock option award of 50,000 stock options subject to certain terms and conditions which were met on January 20,2012.  These options vest ratably over three years and expire ten years from the date of grant. Upon termination without cause, Mr. Hrushka is eligible to receive severance equivalent to one year of annual salary at his then current rate and the cash equivalent of one year of his health benefits.

Change in Control

Our Amended and Restated 2009 Stock Incentive Plan (the “Plan”) provides that upon a change in control of our Company, as defined in the Plan or in an incentive agreement, or immediately prior to the closing of a transaction that will result in a change in control if consummated, all outstanding awards (“Incentives”) granted pursuant to the Plan shall automatically become fully vested and exercisable, all restrictions or limitations on any Incentives shall lapse, and all performance criteria and other conditions relating to the payment of Incentives shall be deemed to be achieved or waived by the Company without the necessity of action by any person.

In addition, upon a change in control our Compensation Committee of Pernix’s Board of Directors will have the authority to take a variety of actions regarding outstanding Incentives. Within certain time periods and under certain conditions, our Committee may:

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

Outstanding Equity Awards

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers of Pernix as of December 31, 2011. The value of unexercised in-the-money options at December 31, 2011 (the last business day of the year) is based on a value of $9.26 per share, the closing price of our common stock on the NYSE Amex on December 31, 2011.

	Outstanding Equity Awards at December 31, 2011
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise Price	Option Expiration Date
Cooper Collins	—	—		—	—
President and Chief Executive Officer

David Becker	—	150,000	(1)	8.20	12/05/2021
Chief Financial Officer

Tracy Clifford	25,000	—		3.80	3/9/2013
Former Chief Financial Officer; Current Controller,	5,000	—		2.20	3/9/2013
Director of Finance, Secretary and Treasurer	25,000	50,000	(2)	3.73	5/12/2020
	—	17,000	(2)	6.10	8/12/2021
Charles Hrushka(3)	—	—		—	—
Vice President of Sales and Marketing

(1)	Mr. Becker was awarded 150,000 options on December 5, 2011, his first day of employment, as described above. These options vest ratably over three years and expire ten years from the date of issuance.

(2)	Ms. Clifford was awarded 75,000 options on May 12, 2010 and 17,000 on August 12, 2011, both of which vest ratably over three years and expire ten years from the date of issuance.

(3)	Mr. Hrushka was hired on December 5, 2011, but was granted an option to purchase 50,000 shares in January 2012, none of which is currently vested.

Director Compensation

As of December 31, 2011, Pernix had five directors, Mr. Pearce, Mr. Collins, Mr. Blanchard, Mr. Elms and Mr. Smith.  The following table sets forth compensation for our directors for fiscal year 2011.

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Position	($)	($)	($)	($)	($)	($)	($)
Michael C. Pearce	59,879	101,400	69,089	—	—	11,438	241,806
Cooper C. Collins	—	—	—	—	—	—	—
Anthem H. Blanchard	47,177	101,400	69,089	—	—	—	217,666
Jan H. Loeb	44,043	101,400	69,089	—	—	—	214,532
Steven A. Elms	5,916	---	---	---	---	---	5,916
James E. Smith, Jr.	41,371	101,400	69,089	—	—	—	211,860

(1)	Reflects the aggregate grant date fair value of equity awards granted in 2011 and calculated in accordance with FASB ASC 718, excluding effect of estimated forfeitures.

On March 11, 2011,  each non-executive director received a grant of options to purchase 10,000 shares of our common stock and a grant of 10,000 shares of restricted stock. The options and the restricted stock each vest one-third per year on the first three anniversaries of the grant date. The options were granted at the market price of $10.14, the closing market price on March 10, 2011.  In addition, our Board approved the following new compensation program for our non-management directors:

Annual Cash Compensation:

-  $30,000 per director;
-  additional $35,000 for the non-executive Chairman of the Board (increased to $40,000 on March 22, 2012);
-  additional $7,000 for each committee on which the director serves (except as chairman); and
-  additional $10,000 for each committee on which the director serves as chairman.

Equity Compensation:

-  annual grant of shares of restricted stock, vesting over a three-year period; and
-  annual grant of options to purchase  shares of common stock, vesting over a three-year period with the number of shares and options to be issued will be determined by the Compensation Committee annually.

On March 22, 2012, each non-executive director received a grant of options to purchase 10,000 shares of our common stock and a grant of 10,000 shares of restricted stock.  The options and restricted stock each vest on-third per year on the first three anniversaries of the grant date.  The options were granted at the market price of $9.02, the closing market price on March 21, 2012.  In addition, our Board approved a $5,000 increase in the annual cash compensation of the non-executive Chairman; otherwise, the compensation program was unchanged.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that has been authorized for issuance under all of Pernix’s equity compensation plans as of December 31, 2011. Pernix does not have any equity compensation plans which were not approved by its stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(Excluding Securities Reflected in Column (a))
	(a)(1)	(b)	(c)(2)
Equity Compensation Plans Approved by Security Holders	1,848,491	$4.55	4,640,099
Equity Compensation Plans Not Approved by Security Holders	---	---	---
Total	1,848,491	4.55	4,460,099

(1)    Includes 233,333 options, in the aggregate, issued under GTA’s 2007 Stock Incentive Plan which were assumed by Pernix in the reverse merger transaction on March 9, 2010.  The weighted-average exercise price of all of the outstanding options under these plans is $3.65.  All other outstanding options were issued from our Amended and Restated 2009 Stock Incentive Plan (the "Plan").

(2)    Includes 3,673,667 shares remaining available for issuance under our 2009 Plan, which may be issued as options, stock appreciation rights, restricted stock, restricted stock units or performance awards, and 966,432 shares remaining to be granted under our 2010 Employee Stock Purchase Plan.”

Security Ownership of Directors and Executive Officers

The following table describes, as of March 23, 2012, the beneficial ownership of our common stock by each of our current directors, each of our named executive officers, and all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 16, 2012, but excludes unvested stock options, which contain an early exercise feature. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2012.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Percentage ownership calculations for beneficial ownership for each person or entity are based on 26,034,272 shares outstanding as of March 23, 2012. Addresses of the named beneficial owners below are in care of Pernix Therapeutics Holdings, Inc., 10003 Woodloch Forest #950, The Woodlands, TX 77380.

Name of Beneficial Owner	Shares Acquirable within 60 Days upon Exercise of Stock Options	Shares of Restricted Stock (1)	Total Number of Shares Beneficially Owned (2)	Percentage of Class (3)
Directors
Michael Pearce	158,333	36,667	195,000	.74%
Anthem Blanchard	20,000	45,000	65,000	.25%
Steve Elms(5)	---	10,000	2,010,000	7.63%
James Smith, Jr.	20,000	45,000	5,025,904	19.06%

Named Executive Officers
Cooper Collins(4)	---	---	8,906,571	33.80%
David Becker	---	---	---	---
Tracy Clifford	80,000	---	81,706	.31%
Charles Hrushka	---	---	---	---
All Current Directors and Officers as a Group (7 Persons)	358,333	136,667	16,284,181	61.16%

(1)	Each holder of restricted stock has sole voting power but no investment power over the shares he or she beneficially owns.

(2)
The figures in this column includes all shares currently beneficially owned by the respective holder with full voting and investment power, plus the amounts reported in the previous two columns (“Shares Acquirable within 60 Days upon Exercise of Stock Options” and “Shares of Restricted Stock”).

(3)	Based on 26,034,272 shares of our common stock outstanding on March 23, 2012.

(4)	Mr. Collins is also a named executive officer.

(5)
The reporting person is a managing member of the general partner of the general partner of the partnership that owns the reported securities. The reporting person disclaims beneficial ownership of the reported securities except to the extent of any pecuniary interest he has therein.

The following table describes, as of March 23, 2012, the beneficial ownership of our common stock by each person other than our directors and named executive officers listed above, known to us to be the beneficial owner of five percent or more of our outstanding common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Brandon Belanger 10003 Woodloch Forest #950 The Woodlands, TX 77380	1,979,238	(2)	7.51%
Emily E. Bonner Deville 10003 Woodloch Forest #950 The Woodlands, TX 77380	1,979,238	(3)	7.51%
Orbimed Advisors, LLC 601 Lexington Avenue, 54th Floor New York, NY 10022	2,135,300	(4)	8.10%

(1)	Based on 26,034,272 shares of our common stock outstanding on March 23, 2012.

(2)
Based on a Schedule 13D/A filed on July 29, 2011 with the SEC by Mr. Belanger, who has sole voting and investment power over all shares reported. Mr. Belanger is employed as our National Sales Director – Gastroenterology.

(3)
Based on a Schedule 13D/A filed on July 29, 2011 with the SEC by Ms. Bonner Deville, who has sole voting and investment power over all shares reported. Ms. Bonner Deville is employed as our Vice President of Sales Training and Compliance.

(4)
Based on a Schedule 13G filed on February 4, 2012 with the SEC by Orbimed Advisors, LLC, who has sole voting and shared dispositive power over 782,800 shares; Orbimed Capital LLC who has shared voting and shared dispositive power over 1,353,000 shares; Samuel D. Isaly who has shared voting and shared dispositive power over the total of 2,135,800 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence and Board Leadership Structure

As required by our articles, our bylaws, and Rule 802 of the rules of the NYSE Amex, our Board consists of a majority of independent directors (as defined in NYSE Amex Rule 121(A)). Periodically, and at least annually in connection with its annual recommendation to the Board of a slate of director nominees, the Nominating Committee of our Board reviews the independence of the Board’s current members (and director nominees who are not current members) and reports its findings to the full Board. Our Board then considers all relevant facts and circumstances in making an independence determination, including an analysis from the standpoint of the director and from that of persons or organizations with which the director has an affiliation.  Our Board has determined that Messrs. Elms, Smith and Blanchard are independent under NYSE Amex rules. Neither Mr. Collins, our current chief executive officer, nor Mr. Pearce, who served as our chief executive officer prior to the merger of Pernix and GTA on March 9, 2010, qualifies as independent. Mr. Pearce is no longer employed by us; however, he currently serves as Chairman of our Board.  Our Board has determined that separating the roles of Chief Executive Officer and Chairman is in the best interest of stockholders at this time.  The structure ensures a greater role for the independent directors in the oversight of Pernix and active participation of the independent directors in setting agendas and establishing priorities and procedures for our Board.  We schedule executive sessions at which independent directors meet without the presence or participation of management. The Chairs of the Audit Committee, Compensation Committee, Nominating Committee each act as presiding director of such executive sessions on a rotating basis.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by Pernix for the audit and other services provided by Cherry, Bekaert & Holland, L.L.P. for fiscal years 2011 and 2010.

	2011	2010
Audit Fees (1)	$228,018	$221,907
Audit-Related Fees(2)	57,827	103,674
Tax Fees(3)	52,455	44,250
All Other Fees	—	—
Total	$338,300	$369,831

(1)
“Audit Fees” represent fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P for fiscal years 2011 and 2010 for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K for those respective fiscal years, the review of financial statements included in our Quarterly Reports on Form 10-Q for those respective years and any services normally provided by these firms in connection with statutory and regulatory filings or engagements.

(2)
“Audit-Related Fees” represent fees for assurance and related services by Cherry, Bekaert & Holland, L.L.P. for fiscal years 2011 and 2010 that are reasonably related to the performance of the audit or review of our consolidated financial statements for those respective fiscal years and are not reported under “Audit Fees.” These fees consisted primarily of accounting consultations relating to the preparation and filing of our definitive proxy statement and the Form 8-K relating to the merger of GTA and Pernix.

(3)	“Tax Fees” represent fees for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for fiscal years 2011 and 2010 for tax compliance, tax advice and tax planning.

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

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: March 29, 2012	By:	/s/ Cooper C. Collins
Cooper C. Collins
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael C. Pearce	Chairman of the Board and Director	March 29, 2012
Michael C. Pearce

/s/ Cooper C. Collins	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2012
Cooper C. Collins

/s/ David P. Becker	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012
David P. Becker

/s/ Anthem H. Blanchard	Director	March 29, 2012
Anthem H. Blanchard

/s/ Steven A. Elms	Director	March 29, 2012
Steven A. Elms

/s/ James E. Smith	Director	March 29, 2012
James E. Smith, Jr

INDEX TO EXHIBITS

		Filed or Furnished with this	Incorporated by Reference
No.	Description	Form 10-K	Form	Date Filed

1.1
Underwriting Agreement dated July 21, 2011 between Pernix Therapeutics Holdings, Inc., the selling stockholders named therein and Stifel, Nicolaus & company, Incorporated, as representatives of the several underwriters named in Schedule I thereto
			8-K	07/21/2011
2.1	Agreement and Plan of Merger By and Among Golf Trust of America, Inc., GTA Acquisition, LLC and Pernix Therapeutics, Inc. dated as of October 6, 2009		8-K	10/07/2009
2.2	Asset Purchase Agreement dated January 8, 2010 by and between Sciele Pharma, Inc. and Pernix Therapeutics, Inc. as Buyer		8-K	03/30/2010
2.3	Membership Interest Purchase Agreement by and between Pernix Therapeutics, LLC and Michael Venters, John McMahon, Robert Cline, Jr. and Zinterests, L.L.C., dated September 8, 2010		8-K	09/14/2010
3.1	Articles of Incorporation of the Company.		8-K	03/15/2010
3.2	Bylaws of the Company.		8-K	03/15/2010
4.1	Form of certificate representing shares of common stock of the Company.	✓
10.1*	2009 Stock Incentive Plan		8-K	03/15/2010
10.2*	2010 Employee Stock Purchase Plan		S-8	08/16/2010
10.3	Amended and Restated Pharmaceuticals Agreement dated as of June 22, 2010, by and between Pernix Therapeutics, Inc. and Macoven Pharmaceuticals, L.L.C.		8-K	06/28/2010
10.4*	Employment and Non-Compete Agreement, dated December 31, 2008, by and between Pernix Therapeutics, Inc. and Michael Venters		8-K	03/15/2010
10.5*	Employment Non-Compete Agreement, dated June 1, 2008, by and between Pernix Therapeutics, Inc. and Cooper Collins		8-K	03/15/2010
10.6*	Amended and Restated Employment and Non-Compete Agreement, dated March 14, 2011, by and between Pernix Therapeutics Holdings, Inc. and John McMahon		10-K	03/30/2011
10.7	Form of Merger Partner Stockholder Agreement		8-K	10/07/2009
10.8	Joint Venture Agreement by and between Gaine, Inc., Pernix Therapeutics, LLC, Biocopea Limited and Kulik Investments (1) IC Limited dated December 17, 2010.		8-K	12/22/2010
10.9*	Golf Trust of America, Inc., 2007 Stock Option Plan		S-8	06/04/2010
10.10	Loan Agreement, dated September 8, 2010, by and among Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC and Regions Bank		8-K	09/14/2010
10.11	Stock Purchase Agreement by and between Pernix Therapeutics Holdings, Inc. and David Waguespack dated September 10, 2010		8-K	09/14/2010
10.12	Sales Agreement dated Febuary 10, 2012, between Pernix Therapeutics Holdings, Inc. and Cantor Fitzgerald & Co.		8-K	02/10/2012
10.13	2007 Stock Option Plan		Def14A	11/16/2007
10.14	1997 Non-Employee Director's Plan		S-11/A†	11/15/1997
10.15	Form of Amended and Restated Merger Partner Stockholder Agreement		8-K	05/31/2011

10.16	Consulting Agreement by and between Pernix Therapeutics Holdings, Inc. and Jan Loeb dated August 29, 2011		10-Q	11/14/2011
10.17*	Employment Offer Letter, dated December 1, 2011, by and between Pernix Therapeutics Holdings, Inc. and David Becker	✓
10.18*	Employment Offer Letter, dated December 1, 2011, by and between Pernix Therapeutics Holdings, Inc. and Chuck Hrushka	✓
10.19	Amendment No. 1 to Amended and Restated Employment and Non-Compete Agreement, dated March 23, 2012, by and between Pernix Therapeutics Holdings, Inc. and John McMahon	✓
14.1	Code of Business Conduct and Ethics		8-K	11/6/2007
21.1	Subsidiaries of the Company	✓
23.1	Consent of Cherry, Bekaert & Holland L.L.P	✓
31.1	Certification by Cooper C. Collins pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2	Certification by David P. Becker pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1	Certification by Cooper C. Collins and David P. Becker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

†	Commission File No. 001-14494