Form 10-Q
period 2012-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2012-05-15
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: ___________ to ___________

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

On May 11, 2012, there were 29,068,163 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2012

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of our stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,201,515	$34,551,180
Accounts receivable, net	16,401,767	20,601,360
Inventory, net	5,040,631	6,261,162
Prepaid expenses and other current assets	1,672,289	2,144,203
Pepaid taxes	807,174	─
Deferred income taxes	4,057,000	4,552,000
Total current assets	67,180,376	68,109,905
Property and equipment, net	1,057,105	911,948
Other assets:
Investments	5,869,320	4,451,831
Intangible assets, net	12,664,454	8,876,504
Other long-term assets	213,783	213,783
Total assets	$86,985,038	$82,563,971

LIABILITIES
Current liabilities:
Accounts payable	$2,249,872	$2,987,913
Accrued personnel expense	1,371,517	2,044,121
Accrued allowances	14,905,179	17,006,409
Income taxes payable	─	585,931
Other accrued expenses	2,024,198	1,565,918
Contracts payable	3,415,725	1,290,000
Line of Credit	6,000,000	6,000,000
Total current liabilities	29,966,491	31,480,292
Long-term liabilities:
Contracts payable	300,000	600,000
Deferred income taxes	1,425,000	860,000
Total liabilities	31,691,491	32,940,292

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 28,423,482 and 27,820,004 issued, and 26,350,672 and 25,749,137 outstanding at March 31, 2012 and December 31, 2011, respectively	263,507	257,491
Treasury stock, at cost (2,072,810 and 2,070,867 shares held at March 31, 2012 and December 31, 2011, respectively)	(3,772,410)	(3,751,890)
Additional paid-in capital	33,655,001	30,185,292
Retained earnings	23,034,581	21,843,418
Other comprehensive income	2,112,868	1,089,368

Total stockholders’ equity	55,293,547	49,623,679

Total liabilities and stockholders’ equity	$86,985,038	$82,563,971

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues	$14,482,025	$10,094,975
Costs and expenses:
Cost of product sales	4,690,583	1,956,040
Selling, general and administrative expenses	6,824,262	5,219,740
Research and development expense	70,006	106,158
Loss from the operations of the joint venture with SEEK	240,195	330,000
Royalties expense, net	─	261,400
Depreciation and amortization expense	638,072	493,285
Total costs and expenses	12,463,118	8,366,623

Income from operations	2,018,907	1,728,352

Other income (expense):
Other expense	(4,807)	─
Interest expense, net	(39,937)	(30,177)
Total other income, net	(44,744)	(30,177)
Income before income taxes	1,974,163	1,698,175

Income tax provision	783,000	723,000

Net income	$1,191,163	$975,175

Unrealized gain on securities, net of income tax of approximately $634,000	1,023,500	─

Comprehensive income	$2,214,663	$975,175

Net income per share, basic	$0.05	$0.04
Net income per share, diluted	$0.04	$0.04

Weighted-average common shares, basic	25,921,139	22,652,394
Weighted-average common shares, diluted	26,473,364	23,141,524

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive income	Total
Balance at December 31, 2011	257,491	30,185,292	(3,751,890)	21,843,418	1,089,368	49,623,679

Stock-based compensation	2,881	493,317	─	─	─	496,198
Issuance of stock options for services from non-employees	─	188,365	─	─	─	188,365
Issuance of common stock, net of stock withheld for income tax liability	471	257,380	(20,520)	─	─	237,331
Income tax benefit on stock based awards	─	133,000	─	─	─	133,000
Issuance of common stock upon additional public offering, net of issuance costs of $185,871	2,664	2,397,647	─	─	─	2,400,311
Net income	─	─	─	1,191,163		1,191,163
Unrealized gain on securities, net	─	─	─	─	1,023,500	1,023,500
Balance at March 31, 2012	$263,507	$33,655,001	$(3,772,410)	$23,034,581	$2,112,868	$55,293,547

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,191,163		$975,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,022		21,958
Amortization	612,050		471,327
Deferred income tax benefit	425,816		(978,000)
Loss on disposal of assets	4,807		─
Stock compensation expense	496,198		211,275
Expense from stock options issued in exchange for services	188,365		─
Loss from the operations of the joint venture with SEEK	240,195		330,000
Changes in operating assets and liabilities:
Accounts receivable	4,199,593		3,441,855
Inventory	1,220,531		48,374
Prepaid expenses and other assets	471,915		(297,717)
Accounts payable	(738,041)		(1,457,421)
Income taxes	(1,393,105)		(92,478)
Accrued expenses	(2,115,784)		2,337,867
Net cash from operating activities	4,829,725		5,012,215
Cash flows from investing activities:
Payments received on notes receivable	─		56,667
Acquisition of gastroenterology product license	(2,400,000)		─
Purchase of equipment	(20,261)		(75,284)
Net cash from investing activities	(2,420,261)		(18,617)
Cash flows from financing activities:
Proceeds from line of credit	─		1,000,000
Payment on contracts payable	(330,000)		(1,300,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $185,871	2,400,310		─
Tax benefit on stock-based awards	133,000		─
Proceeds from issuance of stock, net of stock withheld for payment of income tax liability	37,561		─
Net cash from financing activities	2,240,871		(300,000)

Net increase in cash and cash equivalents	4,650,335		4,693,598
Cash and cash equivalents, beginning of period	34,551,180		8,260,059
Cash and cash equivalents, end of period	$39,201,515		$12,953,657

Supplemental disclosure:
Cash paid for income taxes	$1,297,725		$1,793,529
Accrued 2011 bonus paid in unrestricted common stock	$199,770	$	─
Interest paid during the period	$53,297		$36,143
Non-cash transaction
Acquisition of Omeclamox® license - contract payable	$2,000,000	$	─

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

Note 1.	Company Overview

Pernix is a specialty pharmaceutical company focused on the sales, marketing and development of branded and generic pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. We expect to continue to execute our growth strategy which involves the horizontal integration of our branded prescription, generic and OTC businesses. We manage a portfolio of branded and generic prescription products and theobromine, a non-codeine, cough suppressant product candidate in development.  Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, REZYST IM™, a proprietary probiotic blend to promote dietary management and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). The Company promotes its branded products through an established U.S. sales force. Pernix also markets generic products through its wholly-owned subsidiary, Macoven Pharmaceuticals. Founded in 1996, the Company is based in The Woodlands, TX.

Registered Direct Offering. On July 27, 2011, the Company completed an underwritten registered direct offering of 4,000,000 shares of common stock pursuant to the terms of that certain underwriting agreement dated July 21, 2011 by and among the Company, the selling stockholders named therein and the underwriters named on Schedule I thereto, for whom Stifel, Nicolaus & Company, Incorporated acted as representative.  As provided in the underwriting agreement, (i) the Company sold an aggregate of 3,000,000 shares of its common stock, and (ii) the selling stockholders sold 1,000,000 shares of common stock.  The public offering price was $7.00 per share, and the underwriters purchased the shares subject to the offering at a price of $6.58 per share.  The offering was led by Aisling Capital and OrbiMed Advisors, LLC. Net proceeds from the sale of the shares of common stock sold by the Company, after underwriting discounts and commissions and offering expenses, were approximately $19.3 million. The offering was made pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011.

Controlled Equity Offering.  On February 10, 2012, the Company entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time to time through Cantor, acting as agent, but in no event more than 5,000,000 shares of common stock. Sales of the Company's common stock through Cantor were be made on the NYSE Amex by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Cantor and the Company. Cantor  used its commercially reasonable efforts to sell the Company's common stock from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company paid Cantor a commission rate of 3.0% of the gross sales price per share of any common stock sold through Cantor as agent under the Sales Agreement. The Company has also reimbursed Cantor for certain expenses incurred in connection with entering into the Sales Agreement and has provided Cantor with customary indemnification rights. The Company will use the proceeds of this financing to provide funding for future acquisitions and for general corporate purposes.  As of March 31, 2012, the Company has sold 266,400 shares of common stock under this controlled equity program for total net proceeds of approximately $2.5 million after deducting commissions.  See Note 12, Subsequent Events, for further discussion.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries: Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc. and Macoven Pharmaceuticals, LLC. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Equity Method of Accounting

For the periods presented, the Company’s investment in the joint venture with SEEK is accounted for at cost and adjusted for the Company’s share (46%) of the joint venture’s undistributed earnings or losses.

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and collaboration revenues.  The following table sets forth the categories of the Company’s net revenues (in thousands) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, (in thousands)
	2012	2011
Gross product sales	$20,268	$18,252
Sales allowances	(6,283)	(9,323)
Net product sales	13,985	8,929
Co-promotion and other revenue	497	1,166
Net revenues	$14,482	$10,095

The Company records all of its revenue from product sales and co-promotion agreements when realized or realizable and earned.  Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.   The Company records revenue from product sales when the customer takes ownership and assumes risk of loss (free-on-board destination). Royalty revenue is recognized upon shipment from the manufacturer to the purchaser.  Co-promotion revenue is recognized in the period in which the product subject to the arrangement is sold.  At the time of sale, estimates for a variety of sales deductions, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts are recorded.

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

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2012 and 2011, or 10% of total accounts receivable as of March 31, 2012 and December 31, 2011.

	Gross Product Sales
	Three Months Ended March 31,
	2012	2011
Cardinal Health, Inc.	33%	44%
McKesson Corporation	24%	26%
AmerisourceBergen Drug Corporation	17%	14%
Morris & Dickson Co., LLC	11%	7%
Total	85%	91%

	Accounts Receivable
	March 31,	December 31,
	2012	2011
Cardinal Health, Inc.	37%	30%
McKesson Corporation	23%	32%
Walgreens	14%	8%
AmerisourceBergen Drug Corporation	13%	8%
Total	87%	78%

Net Revenues

Product Sales

            The Company recognizes revenue from its product sales in accordance with its revenue recognition policy discussed above.  The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase.  The Company is required to estimate the amount of future returns at the time of revenue recognition.  The Company recognizes product sales net of estimated allowances for product returns, government program rebates, price adjustments, and prompt pay discounts.

  Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the remaining shelf life of the product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimated returns at 5% to 10% of sales of branded products during the first quarter of 2012.  This estimate is based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage of our products. Under our co-promotion arrangement with ParaPRO, certain returns of Natroba sold within the first year of launch may be reimbursed by ParaPRO up to 65%.  The Company estimated returns at 5% - 7% on sales of generic products on sales during the first quarter of 2012 depending on assumptions and/or facts and circumstances existing for certain products.  The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

Government Program Rebates

 The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product.

Price Adjustments

 The Company’s estimates of price adjustments, which include customer rebates, service fees, chargebacks, and other fees and discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

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

Any price adjustments that are not contractual or are non-recurring but that are offered at the time of sale or when a specific triggering event occurs, such as sales stocking allowances or price protection adjustments, are recorded as a reduction in revenue when the sales order is recorded or when the triggering event occurs.  These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch, the reintroduction of a product or product price changes.

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

See Note 8, Other Revenue Sharing Arrangements,  for further discussion of co-promotion and other revenue sharing arrangements.

Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (i.e. stock options). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$1,191,163	$975,175

Denominator:
Weighted-average common shares, basic	25,921,139	22,652,394
Dilutive shares	552,225	489,130

Weighted-average common shares, diluted	26,473,364	23,141,524

Net income per share, basic	$0.05	$0.04

Net income per share, diluted	$0.04	$0.04

Total outstanding options at March 31, 2012 are 1,980,499.  Options not included above of 1,428,274  are anti-dilutive as of March 31, 2012.  See Note 9, Employee Equity Compensation, for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company holds investment marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income.  The components of other comprehensive income are recorded in the consolidated statements of income and comprehensive income, net of the related income tax effect.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time.  The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. The Company has applied a 30% discount to the quoted market value of  its TherapeuticsMD stock, which represents the Company’s estimate of the discount for lack of marketability for its non-controlling interest.  In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700.  Cooper Collins, the Company’s Chief Executive Officer, serves on the board of TherapeuticsMD.

	As of March 31, 2012
TherapeuticsMD Common Stock	Cost	Appreciation	Discount	Fair Value
2,631,579 shares	$1,000,000	$5,315,789	$(1,894,737)	$4,421,052

Reclassifications

Certain reclassifications have been made to prior period amounts in our consolidated statements of income to conform to the current period presentation.  These reclassifications related to the classification of cost of samples as a selling expense instead of including in cost of goods had no effect on net income as previously reported.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 3.	Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2012	2011

Trade accounts receivable	$15,297,616	$18,844,320
Less allowance for prompt pay discounts	(339,695)	(393,174)
Total trade receivables	14,957,921	18,451,146
Receivables from third parties – revenue sharing arrangements	1,371,419	2,146,214
Other miscellaneous receivables	72,427	4,000
Total account receivables	$16,401,767	$20,601,360

As of March 31, 2012 and December 31, 2011, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

Note 4.	Investment in Joint Venture

On December 17, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with SEEK, a United Kingdom drug discovery group, to form a joint venture structured as a private company limited by shares incorporated in the United Kingdom (the “JV”).  The purpose of the JV is to develop and obtain regulatory approval in both Europe and the United States for products utilizing the JV's intellectual property. Pernix contributed approximately $1.5 million to the JV, in consideration for 50% of the voting interest and approximately 46% of the total economic interest in the JV. On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.

 Below is the condensed balance sheet of the JV:

Condensed Balance Sheet as of:	March 31,	December 31,
(unaudited) (in thousands)	2012	2011
Cash and other current assets	$947	$1,512
Intellectual property and other rights (including capitalized development costs)	1,719	1,719
Total assets	$2,666	$3,231

Equity	$2,666	$3,231

	For the three months ended March 31,
	2012	2011

Loss from operations of the joint venture with SEEK	$240	$330

Theobromine development costs were approximately $512,000 for the three months ended March 31, 2012. The Company recorded approximately 46% of these development costs, or $240,000 for the three months ended March 31, 2012, in loss from operations of our JV.

For additional information, see Note 12, Subsequent Events, for further discussion.

Note 5.	Intangible Assets

License of Gastroenterology Product.   In January 2012, the Company entered into a license and supply agreement with a private company for a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, the Company obtained exclusive marketing rights to Omeclamox®  in the United States. The Company paid an up-front license fee of $2.0 million and will pay an additional fee of $2.0 million upon commercial launch of the product. In addition to these license fees, the agreement calls for the Company to pay royalties and milestone payments based on the sales of the product.  Pernix is currently establishing a gastroenterology sales force and plans to launch Omeclamox-Pak® in the summer of 2012.  Omeclamox-Pak® is a triple combination medication taken orally to treat Helicobacter pylori (H. pylori) infection and eradicate duodenal ulcer disease in adults.

Intangible assets consist of the following:

		March 31,	December 31,
	Life	2012	2011
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Product licenses	1 – 10 years	4,520,000	120,000
Non-compete and supplier contract – Macoven	2 - 7 years	5,194,571	5,194,571
Trademark rights – BROVEX	Indefinite	238,758	238,758
Goodwill	Indefinite	1,406,591	1,406,591
		16,688,920	12,288,920

Accumulated amortization		(4,024,466)	(3,412,416)
Total		$12,664,454	$8,876,504

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2012 (April – December)	$1,113,000
2013	1,505,000
2014	1,505,000
2015	1,505,000
2016	1,505,000
Thereafter	3,886,105
Total	$11,019,105

Amortization expense is approximately $612,000 and  $471,000 for the three months ended March 31, 2012 and 2011, respectively.  See Note 12, Subsequent Events, for further discussion.

Note 6.	Accrued Allowances

Accrued allowances consist of the following:

	March 31,	December 31,
	2012	2011
Accrued returns allowance	$4,865,195	$5,712,500
Accrued price adjustments	5,176,641	5,450,619
Accrued government program rebates	4,863,343	5,843,290
Total	$14,905,179	$17,006,409

Note 7.	Lines of Credit

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

The Loan Agreement contains customary restrictive covenants and events of default, including breaches of representations and warranties and breaches of covenants. As of March 31, 2012, the Company was in compliance with all financial covenants.

In consideration for Regions entering into the Loan Agreement, the Company granted Regions a first priority security interest in substantially all of its assets except for all patents owned by Pernix as well as certain trademarks.  Regions is also entitled to a first priority security interest on any intellectual property assets acquired with proceeds from the GLOC.

The outstanding balances under the GLOC and the RLOC were $5,000,000 and $1,000,000, respectively, as of March 31, 2012 and December 31, 2011.

Note 8.	Other Revenue Sharing Arrangements

Collaboration Arrangements

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

In addition to the co-promotion agreement that the Company has with ParaPRO, the Company also has a Supply and Distribution Agreement.  The cost that the Company pays for NATROBA pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that the Company pays on the other products in our portfolio which impacts our gross profit margin on product sales.  NATROBA was launched in August 2011.

	Three Months Ended March 31 ,
	2012	2011
Pernix Consolidated Gross Margin - including Natroba	68%	N/A

Pernix Consolidated Gross Margin - excluding Natroba	73%	81%

Note 9.	Employee Compensation and Benefits

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

As of March 31, 2012, approximately 208,333 options remain outstanding that were issued to current officers and directors under prior incentive plans of GTA.  The remaining average contractual life of these options is approximately eleven months.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Three Months
Ended
March 31, 2012
Weighted average expected stock price volatility	65.0%
Estimated dividend yield	0.0%
Risk-free interest rate	1.2%
Expected life of option (in years)	6.0
Weighted average fair value per share	5.52

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

The following table shows the option activity, described above, during the three months ended March 31, 2012:

Option Shares	Shares	Average Exercise Price
Outstanding at December 31, 2011(1)	1,848,491	$4.55
Granted	170,000	9.36
Exercised	(25,826)	2.25
Cancelled	(12,166)	4.41
Expired	─
Outstanding at March 31, 2012	1,980,499	$4.99
Vested and exercisable, end of period	507,996	$4.09

(1)Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 8, Other Revenue Sharing Arrangements.

The following table shows the details by range of exercise price for the total options outstanding at March 31, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)		Shares	Remaining Contractual Life (years)	Shares	Price ($)
1.94 - 2.20		25,833	.9	25,833	2.00
3.31 – 4.20	(1)	1,361,166	7.6	453,831	3.90
6.10		193,500	9.4	─	─
7.90 – 9.02		300,000	9.7	13,333	7.90
10.13 – 10.35		100,000	9.5	14,999	10.14
		1,980,499	8.06	507,996	4.09

(1)Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 8, Other Revenue Sharing Arrangements.

As of March 31, 2012, the aggregate intrinsic value of 507,996 options outstanding and exercisable was approximately $2,511,000.

As of March 31, 2012, there was approximately $2,930,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.3 years.

Restricted Stock

Amendment to Employment Agreement . On March 23, 2012, the Company, Macoven and John McMahon, Macoven’s Vice President of Product Sales, entered into an amendment to Mr. McMahon’s amended and restated employment agreement pursuant to which all provisions relating to quarterly bonuses and a bonus pool were removed.  The amendment also provided for the issuance of 165,000 shares of restricted stock pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with certain volume limitations on the sale of such shares after vesting.

Also on March 23, 2012, in connection with the amendment to Mr. McMahon’s agreement,  the Company granted Michael Venters, Macoven’s Executive Vice President of Corporate Development, 85,000 shares of restricted stock pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with the same volume limitations as Mr. McMahon.  Both grants vest in equal installments on each of the first three anniversaries of the date of grant.

Director Compensation. On March 22, 2012, each non-executive director received a grant of options to purchase 10,000 shares of our common stock and a grant of 10,000 shares of restricted stock.  The options and restricted stock each vest one-third per year on the first three anniversaries of the grant date.  The options were granted at the market price of $9.02, the closing market price on March 21, 2012.  In addition, our Board approved a $5,000 increase in the annual cash compensation of the non-executive Chairman.

The following table shows the Company's nonvested restricted stock outstanding at March 31, 2012:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2011	120,002	$6.56
Granted	290,000	8.61
Vested	(48,335)	6.11
Forfeited	─
Nonvested at March 31, 2012	361,667	$8.27

During the three months ended March 31, 2012, 290,000 restricted common shares were issued as described above. Approximately $2,905,000 of total unrecognized compensation expense related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral.  Semi-annually (on May 1st and November 1st), participant account balances may be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or ending of such six-month period.  The Employee  Stock Purchase Plan expires on July 22, 2020.  A total of 1,000,000 shares are available for purchase under this plan.  Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three months ended March 31, 2012 was approximately $22,000.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended March 31,
	2012	2011
Employees	$338,000	$145,000
Non-employees/Directors	158,000	66,000

Total	$496,000	$211,000

Note 10.	Income Taxes

The income tax provision consisted of the income tax expense (benefit) for the three months ended March 31, 2012 and 2011, as presented in the table below.

	Three Months Ended March 31,
	2012	2011
Current:
Federal	$310,000	$1,458,000
State	47,000	243,000
	357,000	1,701,000
Deferred:
Federal	(377,000)	(833,000)
State	(49,000)	(145,000)
	(426,000)	(978,000)

	$783,000	$723,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The sources of the temporary differences and their effect on deferred taxes are as follows:

	March 31,	December 31,
Deferred Tax Assets:	2012	2011
Accounts receivable	$130,000	$149,000
Inventory	10,000	─
Fixed assets	68,000	66,000
Accrued expenses and allowances	3,095,000	3,831,000
Stock awards	775,000	515,000
Investment in joint venture with SEEK	404,000	312,000
NOL Carryforwards	455,000	493,000

Gross deferred tax assets	$4,937,000	$5,366,000

Deferred Tax Liabilities:
Other	(109,000)	(99,000)
Intangibles	(887,000)	(901,000)
Investments	(1,309,000)	(674,000)
Gross deferred tax liability	$(2,305,000)	$(1,674,000)

Net deferred tax asset	$2,632,000	$3,692,000

Included in consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities - current	4,057,000	4,552,000
Deferred income tax assets/deferred income tax liabilities - long term	(1,425,000)	(860,000)

Net deferred tax asset	$2,632,000	$3,692,000

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

The effective income tax rate from continuing operations is different from the federal statutory rate for the three months ended March 31, 2012 and 2011 for the following reasons:

	Three Months Ended March 31,
	2012	2011
Expected taxes at statutory rates	35.0%	35.0%
State taxes, net of federal tax benefit	3.2%	3.8%
Incentive stock options	─	3.4%
Nondeductible expenses, including merger related expenses	1.6%	0.4%
Other	(0.1%)	0.0%
	39.7%	42.6%

Note 11.	Commitments and Contingencies

Legal Matters

United States District Court for the Eastern District of Texas, Civil Action No. 6:12-cv-00027-LED.   On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab, L.L.C., filed suit seeking unspecified damages and injunctive relief against our wholly-owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490, and 6,011,040 based on Macoven’s commercialization of the following products:  Vitaciric-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5 mg; and L-methylfolate calcium 15 mg. Macoven denies liability for infringement and has filed a counterclaim for non-infringement and patent invalidity. Formal discovery has not yet commenced and no trial date has been set.

Pernix is subject to various other claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

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

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of December 31, 2011, there was approximately $2,528,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 4.7 years.

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

The Company leases certain equipment under operating leases pursuant to which future expected payments are approximately $7,000 in 2012, $6,000 in 2013 and $4,000 thereafter.

Acquisitions, License and Co-promotion Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold.  For the three months ended March 31, 2012 and 2011, we recognized approximately $1,114,000 and $136,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.

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

For further details on commitments and contingencies, see Note 12, Subsequent Events.

Note 12.	Subsequent Events

Controlled Equity Offering

On April 25, 2012, the Company sold approximately 2.7 million shares of common stock under the ATM Offering with Cantor for total net proceeds of approximately $21.3 million after deducting commissions.  Prior to this transaction, the Company had sold 269,500 shares of common stock under the ATM Offering for total net proceeds of approximately $2.5 million after deducting commissions.  No further sales of common stock will be made under the ATM Offering.  The Company intends to use the net proceeds from the ATM program to fund future acquisitions and for general corporate purposes.

Termination of Joint Venture

On May 14, 2012, the Company acquired the exclusive rights from SEEK, its joint venture partner, to commercialize and market products utilizing the intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada in connection with the termination of its joint venture with SEEK.   SEEK will retain exclusive rights to commercialize and develop the intellectual property outside the United States and Canada. Under the terms of the agreement, the Company paid SEEK $5 million in connection with the termination of its joint venture with SEEK, and will pay royalties to SEEK on sales of products utilizing the joint venture IP in the United States and Canada. Pernix will also receive royalties from SEEK product sales outside of the United States and Canada. As a result, the Company will no longer share in the development costs outside the United States and Canada.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Overview

Strategy

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

Our business strategy is to:

●
Promote products through our sales and marketing organization of approximately 55 sales representatives, plus our new gastro sales force of approximately 25 sales repesentatives, primarily in highly populated states, targeting pediatric and high-prescribing physicians.

●	Develop and launch generic and authorized generic products through Macoven, our wholly-owned subsidiary.
●	Launch new line extensions and new formulations of our currently marketed products.
●	Maximize the value of our exclusive rights to the joint venture intellectual property assets in the United States and Canada.
●	Continue to diversify and expand our product portfolio through acquisitions, co-promotions and in-licensing agreements.
●
Leverage our business model by expanding into additional therapeutic areas.  We are currently establishing a sales force of approximately 30 representatives, consisting of new and existing representatives, dedicated to gastroenterology following our entry into the license agreement described below.

●	Adapt quickly to a rapidly changing pharmaceutical environment, and operate as a quick, nimble, and agile company.

We believe that if we continue to implement this strategy successfully, we can deliver consistent long-term revenue and earnings growth.

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

Acquisitions and License Agreements, Co-Promotions and Collaborations

On May 14, 2012, we acquired the exclusive rights from SEEK, our joint venture partner, to commercialize and market products utilizing the intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada.   SEEK will retain exclusive rights to commercialize and develop Theobromine outside the United States and Canada in connection with the termination of our joint venture with SEEK. SEEK will retain exclusive rights to commercialize and develop the commercial property outside the United States and Canada. Under the terms of the agreement, we paid SEEK $5 million in connection with the termination of our joint venture with SEEK, and will pay royalties to SEEK on sales of products utilizing the joint venture IP in the United States and Canada.  We will also receive royalties from SEEK product sales outside of the United States and Canada. As a result, we will no longer share in the development costs outside the United States and Canada.

In January 2012, we entered into a license and supply agreement with a private company for Omeclamox®, a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, we obtained exclusive marketing rights to this product in the United States. We paid an up-front license fee of $2.0 million and expect to pay an additional fee of $2.0 million upon commercial launch of Omeclamox®. In addition to these license fees, the agreement calls for us to pay royalties and milestone payments based on the sales of the product. Pernix  is currently establishing a gastroenterology sales force and plans to launch Omeclamox-Pak® in the summer of 2012.  Omeclamox-Pak® is a triple combination medication taken orally to treat Helicobacter pylori (H. pylori) infection and eradicate duodenal ulcer disease in adults.

Omeclamox-Pak® is a ten-day therapy of omeprazole delayed-release capsules (20 mg), clarithromycin tablets (500 mg) and amoxicillin capsules (500 mg) for the treatment of Helicobacter pylori (H. pylori) infection and duodenal ulcer disease (active or one-year history) to eradicate H. pylori in adult patients. The product is co-packaged in twice-daily patient compliance packs and was approved by the U.S. Food and Drug Administration (FDA) in 2011.

H. pylori are a bacterium acquired largely by people living in developing countries. Researchers suspect the bacteria are passed through contact with human saliva and waste, or contaminated food and water. If H. pylori is left untreated, it can damage the stomach and small intestine wall causing peptic ulcer disease, specifically duodenal ulcers.  Symptoms of H. pylori-induced duodenal ulcers generally surface in adults and may include burning pain in the abdomen, nausea, vomiting, and bloating and weight loss. According to the National Institutes of Health, approximately 20 percent of people under 40 years old and half of adults over 60 years of age are infected.

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

Collaborations

Development of Late-stage Pediatric Product.   In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

First Quarter 2012 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended March 31, 2012:

●	Cash and cash equivalents totaled $39.2 million as of March 31, 2012.

●	Net revenues were approximately $14.5 million and $10.1 million for the three months ended March 31, 2012 and 2011, respectively.

●
Net income before taxes was approximately $ 2.0 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.  Net income was approximately $1.2  million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

    Opportunities and Trends

There continue to be unmet patient needs in the pediatric area as well as other therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of branded and generic development opportunities outside the pediatric area.  We believe the combination of product development and acquisition will enhance our growth opportunities.  Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities.

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

As we execute our strategy, we will monitor and evaluate success through the following measures:

●	Net product sales generated from our existing products;

●	Revenues generated from co-promotion agreements;

●	Progress of our development pipeline (as discussed below); and

●	Acquisition of products and product rights that align with our strategy and that offer potential for sustainable growth.

 See Notes 1 and 12 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for our discussion of net proceeds received from our registered direct offering in July 2011 and our controlled equity offering in April 2012 that is expected to fund future acquisitions and for general corporate purposes.

Financial Operations Overview

The discussion in this section describes our income statement categories.  For a discussion of our results of operations, see “Results of Operations” below.

  Net Revenues

 Pernix’s net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements. Pernix recognizes product sales net of estimated allowances for product returns, price adjustments (customer rebates, service fees, chargebacks and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs)  and prompt pay discounts.  The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that Pernix may offer. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of Pernix’s net revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Upper respiratory, allergy and antibiotic products	$11,552	$17,662
Dietary supplements and medical food products	3,031	212
Dermatology products (including Natroba)	1,500	378
Other generic products	4,088	-
Co-promotion and other revenue	594	1,166
Gross Revenues	20,765	19,418
Sales Allowances	(6,283)	(9,323)
Net Revenues	$14,482	$10,095

During the three months ended March 31, 2012, Macoven’s sales of generic products accounted for approximately 39% of total gross product sales revenue.

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments,  and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of March 31, 2012.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of March 31, 2012 and December 31, 2011 was approximately $340,000 and $393,000, respectively.
	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Adjustments to provision for prior year sales	498	1,137	300
Provision – current year sales	4,784	9,969	12,311
Payments and credits	(3,883)	(9,695)	(8,904)
Balance at December 31, 2011	5,712	5,843	5,451
Provision – current year sales	1,077	1,728	3,051
Payments and credits	(1,924)	(2,708)	(3,325)
Balance at March 31, 2012	$4,865	$4,863	$5,177

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return the majority of our products within an 18-month period, from six months prior to and up to twelve months subsequent to the expiration date of our products. Most of our products have a 24 to 36–month shelf life from the date of manufacture.  We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the remaining shelf life of the product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product and competitive issues such as new product entrants and other known changes in sales trends. We estimated returns at  5% to 10% of sales of branded products (currently 7% on sales of NATROBA) during the first quarter of 2012 and  5% to 7% for generic products based upon historical data and other facts and circumstances that may impact future expected returns to derive the average return percentages of our products. Under our co-promotion agreement with ParaPRO, certain returns of Natroba sold within the first year of launch will be reimbursed by ParaPRO up to 65%. We review the reserve quarterly and adjust it accordingly.   If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the three months ended March 31, 2012 would have affected pre-tax earnings by approximately $203,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the three months ended March 31, 2012, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $40,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $20,000.

Price Adjustments.  Our estimates of price adjustments which include customer rebates, service fees, chargebacks and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated.  For example, for the three months ended March 31, 2012, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $333,000.

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

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and may, in the future, increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop, including products utilizing our IP acquired in connection with the termination of our joint venture with SEEK in the areas of cough, cold, sinus and allergy in the United States and Canada. See Note 12, Subsequent Events, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on From 10-Q for a discussion of our acquisition of the exclusive rights to the theobromine intellectual property in the United States and Canada.

Loss from the Operations of the Joint Venture

See Note 4, Investment in Joint Venture, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Amortization Expense.  Amortization expense is recognized for certain of our intangible assets, consisting primarily of  licensing and acquisition agreements, including the gastroenterology license acquired in February 2012,  CEDAX in March 2010 and Macoven in September 2010, which are amortized over their estimated useful lives using the straight-line method.

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

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2011 and Note 2 to our condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Net Revenues.   Net revenues were approximately $14,482,000 and $10,095,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of approximately $4,387,000, or 43.5%. The increase in net revenues during the three months ended March 31, 2012 was due to a combination of reductions in Medicaid rebate expense of approximately $3,400,000 and in chargebacks of approximately $519,000 and an increase in gross product sales of approximately $2,016,000 offset by a decrease in collaboration and other revenue of approximately $668,000 and an increase in other gross-to-net deductions such as returns and other price adjustments (rebates, discounts, etc.)  of approximately $862,000.  The increase in gross product sales was due to an increase in the sales of generic products through our subsidiary, Macoven. The decrease in Medicaid rebate expense was due to a change in the product mix sold during the current period compared to the prior year period, changes in Medicaid coverage and related supplemental reimbursement rates and the fact that the Medicaid provision in the three months ended March 31, 2011 included a provision on 2010 sales of approximately $1,137,000.  The decrease in chargebacks was due to a higher percentage of generic sales that were direct to retailers in the current period.  The increase in the other gross-to-net deductions was due to the increase in sales of generic products and an increase in the returns allowance for certain generic products.

  Cost of Product Sales.  Cost of product sales was approximately $4,691,000 and $1,956,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of approximately $2,735,000, or 139.8%. The increase in cost of product sales was primarily the result of the launch of the Natroba product line in August of 2011.  The cost that the Company pays for Natroba pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that we pay on the other products in our portfolio. See Note 8, Other Revenue Sharing Arrangements, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a comparison of our gross margin.  Collaboration expense included in cost of sales was approximately $1,114,000 and $136,000, an increase of approximately $978,000 for the three months ended March 31, 2012 and 2011, respectively.  The increase in the collaboration expense was primarily due to profit sharing arrangements on a number of our generic products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $6,824,000 and $5,220,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of approximately $1,604,000, or 30.7%.  Salaries, bonuses, commissions, incentives and stock compensation expense ("overall compensation expense") represented approximately $3,182,000, or 46.6%, and $3,019,000, or 57.8%, of total selling, general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.  The increase in overall compensation expense is primarily due to an increase in salaries related to the hiring of several new positions (including two executive positions in December 2011) after March 31, 2011 and an increase in stock compensation expense due to options and restricted stock awarded after March 31, 2011, offset by a decrease in commissions due to a change in the product mix coupled with a change in the sales commission structure.  Other selling, general and administrative expenses were approximately $3,642,000 and $2,200,000 for the three months ended March 31, 2012 and 2011, respectively, an increase of approximately $1,442,000 or 65.5%. This increase in other selling, general and administrative expenses was primarily due to an increase in professional and consulting fees (legal, market research/analysis, government program consulting, etc.),  the cost of product samples which are expensed when purchased, stock compensation expense for stock issued to ParaPRO in exchange for services related to NATROBA, regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology expenses, certain public company costs and investor relations expenses, and increased overhead (such as travel, telephone, and vehicle expenses).

Royalty Expenses, net .  Royalty expenses were approximately $508,000 offset by royalty revenue of approximately $247,000 during the three months ended March 31, 2011.  We did not recognize any royalty revenue or incur any royalty expenses during the three months ended March 31, 2012.

Research and Development Expense, net.   Research and development expenses were approximately $70,000 and $106,000 for the three months ended March 31, 2012 and 2011, respectively.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $240,000 and $330,000 for the three months ended March 31, 2012 and 2011, respectively, which primarily relates to research and development costs.

Other Expenses

Depreciation and Amortization Expense.  Depreciation expenses were approximately $26,000 and $22,000 for the three months ended March 31, 2012 and 2011, respectively. The increase of approximately $4,000, or 18.2%, was due to information technology and furniture purchases.

Amortization expense was approximately $612,000 and $471,000 for the three months ended March 31, 2012 and 2011.  The increase of approximately $141,000 was due to the amortization of certain of our licensing and acquisition agreements, including the gastroenterology license acquired in February 2012,  CEDAX in March 2010 and Macoven in September 2010.  For further discussion, see Note 5, Intangible Assets, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net. Interest income was approximately $13,000 and $6,000 for the three months ended March 31, 2012 and 2011, respectively.  Interest expense was approximately $53,000 and $36,000 for the three months ended March 31, 2012 and 2011, respectively.  The increase in interest expense was related to the outstanding balance under our line of credit and certain insurance financing arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net income before income taxes was approximately $1,974,000 and $1,698,000 for the three months ended March 31, 2012 and 2011, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products.  Historically, Pernix has funded its operations primarily from product sales.  As described  in Notes 1 and 12 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q we received net proceeds of approximately $19.3 million from our underwritten registered offering in July 2011 and net proceeds of approximately $23.8 million from our controlled equity offering that commenced in February 2012 and concluded in April 2012.  We expect to utilize the proceeds from these equity offerings, together with proceeds from product sales and available funds under our line of credit, to fund future acquisitions and for general corporate purposes.

Additionally, in September 2010, we obtained a $10 million line of credit from Regions Bank, consisting of a $5 million revolver and a $5 million guidance line of credit for certain acquisitions pre-approved by Regions Bank.  The line of credit currently has a balance of $6.0 million leaving $4.0 million available to draw from the revolver.  Certain intangible assets and other investments have been funded or partially funded from the proceeds of the offering and/or the line of credit.

As of May 11, 2012, Pernix had approximately $57.8 million in cash and cash equivalents which is net of the $5 million for the SEEK transaction which was held in escrow until closing.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	(rounded)
	2012	2011
Cash provided by (used in)
Operating activities	$4,829,725	$5,012,215
Investing activities	(2,420,261)	(18,617)
Financing activities	2,240,871	(300,000)
Net increase in cash and cash equivalents	$4,650,335	$4,693,598

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was approximately $4,830,000 and $5,012,000, respectively.  Net cash provided by operating activities for the three months ended March 31, 2012 reflected Pernix’s net income of approximately $1,191,000, adjusted by non-cash expenses totaling approximately $1,994,000 including a provision for deferred income taxes of approximately $426,000 and approximately $1,645,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.   Non-cash expenses also included amortization of approximately $612,000,  depreciation of approximately $26,000, stock compensation expense of approximately $476,000, stock option expense for options issued to ParaPRO of approximately $188,000 and expenses from our joint venture with SEEK of approximately $240,000. Net cash provided by operating activities for the three months ended March 31, 2011 primarily reflected Pernix’s net income of approximately $975,000, adjusted by non-cash expenses totaling approximately $1,035,000 and net changes in  accounts receivable, inventories, accrued expenses and other operating assets and liabilities of approximately $3,980,000 partially offset by a non-cash deferred income  tax benefit of approximately $978,000.  Non-cash expenses included amortization of approximately $472,000, depreciation of approximately $22,000, and stock compensation expense of approximately $211,000 and approximately $330,000 representing the net operating loss of our joint venture with SEEK..

Accounts receivable at March 31, 2012, decreased approximately $4,200,000 from December 31, 2011 primarily attributable to the seasonal decrease in sales when comparing December to March.  Inventories decreased approximately $1,220,000 due to a normal decrease in stocking going into the off-season for the majority of our current product portfolio.  Prepaid expenses and other assets decreased approximately $472,000 due to a decrease in deposits on inventory orders.  Accounts payable decreased approximately $738,000 due to seasonal fluctuations in inventory orders resulting in a decrease in inventory payables at March 31, 2012 than December 31, 2011.  Accrued allowances and expenses decreased approximately $2,116,000 primarily due to the timing of  payments of government program rebates and other price adjustments during the three months ended March 31, 2012.

  Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was approximately $2,420,000 and $18,000, respectively.  The cash flow from investing activities for the three months ended March 31, 2012 consisted of  $2,400,000 to acquire the license for Omeclamox® and purchases of office furniture and computer equipment of approximately $20,000.  The $18,000 used in the three months ended March 31, 2011 was for purchases of office furniture and equipment.

 Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $2,241,000 compared to net cash used in financing activities for the three months ended March 31, 2011 of approximately $300,000.  The cash provided by financing activities for the three months ended March 31, 2012  consisted of approximately (i) $2,400,000 in net proceeds from our controlled equity offering, (ii) $133,000 tax benefit on stock-based awards, (iii) $38,000 in net proceeds from the issuance of stock to employees offset by approximately $330,000 in payments on contracts payable.  The cash used in financing activities for the three months ended March 31, 2011 was $300,000 in payments on a contract payable.

  Funding Requirements

As of May 11, 2012,  Pernix has $57.8 million in cash, net of the $5 million for the SEEK transaction which was held in escrow until closing, and a revolving credit line with approximately $4.0 million available for working capital.   Pernix’s future capital requirements will depend on many factors, including:

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

As of May 11, 2012,  Pernix believes that its existing cash, which includes approximately $23.8 million from the recently completed controlled equity offering, revenues from product sales and the available line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses and general capital expenditure requirements through 2012.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

 Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases(1)	$827	$219	$391	$216	$—
Purchase obligations(2)	143,027	48,986	94,019	23	—
Line of credit(3)	6,084	6,084	—	—	—
License Agreements(4)	2,060	2,060	—	—	—
Other long-term debt obligations (5)	1,500	1,200	300	—	—

Total contractual obligations	$153,498	$58,550	$94,710	$239	$—

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)
Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services.  The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements.  Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights.  For example, our co-promotion agreement with ParaPRO for NATROBA requires that we meet certain annual sales targets.  In the event we are unable to meet these requirements, ParaPRO may revoke our exclusivity to market NATROBA and/or terminate the co-promotion agreement.  In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $2.5 million.

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

(3)
For further discussion, see Note 7, Lines of Credit, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

(4)
License agreements include payments due under certain product license arrangements for which payments are not contingent on sales or other sales achievements.  This amount includes the $2.0 million payment due at the launch of Omeclanox® expected to be summer 2012.  See Note 5, ntangible Assets,, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

(5)	Other long-term liabilities represent the payments due under a privately negotiated stock repurchase executed in September 2010.

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

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters under Note 11 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.   Also, information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Pernix is subject to various other claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

10.1
Amendment No. 1 to Amended and Restated Employment and Non-Compete Agreement, dated March 23, 2012, by and between Pernix Therapeutics Holdings, Inc. and John McMahon (previously filed as Exhibit 10.19 to our Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference).

10.2	Sales Agreement dated February 10, 2012 between Pernix Therapeutics Holdings, Inc. and Cantor Fitzgerald & Co. (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2012 and incorporated herein by reference.)

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011;
(ii) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ending March 31, 2012 and 2011;
(iii) Condensed Consolidated Stockholders’ Equity as of March 31, 2012;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011; and
(v) Notes to Condensed Consolidated Financial Statements.

________________________
* Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ COOPER C. COLLINS
Cooper Collins
Chief Executive Officer and President

Date: May 15, 2012	By:	/s/ DAVID P. BECKER
David P. Becker
Chief Financial Officer